Form 10-Q
period 2006-03-31
Calumet Specialty Products Partners, L.P.
filed 2006-05-15
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM      TO       .
Commission File number 000-51734
Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1516132
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2780 Waterfront Pkwy E. Drive, Suite 200
Indianapolis, Indiana	46214
(Address of principal executive officers)	(Zip code)
Registrant’s telephone number including area code (317) 328-5660
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     At May 5, 2006, there were 13,066,000 common units and 13,066,000 subordinated units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — MARCH 31, 2006 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the information in this quarterly report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this quarterly report and in our Form 10-K filed on March 20, 2006. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
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
     Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read Item 1A “Risk Factors” and Item 2 “Quantitative and Qualitative Disclosures About Market Risk.” Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
     References in this Form 10-Q to “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-Q refer to Calumet Lubricants Co., Limited Partnership. The results of operations for the quarter ended March 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Calumet	Predecessor
	March 31,	December 31,
	2006	2005
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash	$85	$12,173
Accounts receivable:
Trade, less allowance for doubtful accounts of $774 and $750, respectively	110,931	109,757
Other	2,686	5,537

	113,617	115,294

Inventories	101,118	108,431
Prepaid expenses	1,883	10,799
Derivative assets	313	3,359
Deposits and other current assets	1,296	8,851

Total current assets	218,312	258,907
Property, plant and equipment, net	127,674	127,846
Other noncurrent assets, net	3,473	12,964

Total assets	$349,459	$399,717

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$52,216	$44,759
Accrued salaries, wages and benefits	2,004	8,164
Turnaround costs	3,327	2,679
Taxes payable	4,686	4,209
Bank overdraft	5,116	—
Other current liabilities	2,207	2,418
Current portion of long-term debt	500	500
Derivative liabilities	46,097	30,449

Total current liabilities	116,153	93,178
Long-term debt, less current portion	64,126	267,485

Total liabilities	180,279	360,663

Commitments and contingencies
Partners’ capital:
Predecessor’s partners’ capital	$—	$38,557
Common unitholders (13,066,000 and 0 units issued and outstanding, respectively)	147,442	—
Subordinated unitholders (13,066,000 and 0 units issued and outstanding, respectively)	20,273	—
General partner’s interest	966	—
Accumulated other comprehensive income	499	497

Total partners’ capital	169,180	39,054

Total liabilities and partners’ capital	$349,459	$399,717

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Calumet	Predecessor
	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands except per
	unit data)
Sales	$397,694	$229,549
Cost of sales	346,744	203,432

Gross profit	50,950	26,117

Operating costs and expenses:
Selling, general and administrative	4,929	3,392
Transportation	13,907	10,723
Taxes other than income taxes	914	732
Other	115	157
Restructuring, decommissioning and asset impairments	—	368

Operating income (loss)	31,085	10,745

Other income (expense):
Interest expense	(3,976)	(4,864)
Debt extinguishment costs	(2,967)	—
Realized loss on derivative instruments	(3,080)	(6,651)
Unrealized (loss) gain on derivative instruments	(17,715)	603
Other	199	39

Total other income (expense)	(27,539)	(10,873)

Net income (loss) before income taxes	3,546	(128)
Income tax expense	14	—
Net income (loss)	$3,532	$(128)

Allocation of net income:
Less net income applicable to Predecessor for the period through January 31, 2006	(4,408)

Net loss applicable to Calumet for the period February 1, 2006 through March 31, 2006	(876)
Minimum quarterly distribution to common unitholders, prorated	(3,885)
General partner’s interest in net loss	18

Subordinated limited partners’ interest in net loss	(4,743)

Basic and diluted net income (loss) per limited partner unit:
Common	$0.30
Subordinated	$(0.36)

Weighted average limited partner common units outstanding — basic and diluted	12,950
Weighted average limited partner subordianted units outstanding — basic and diluted	13,066
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

			Partners’ Capital
		Accumulated Other
	Predecessor	Comprehensive	General	Limited Partners
	Partners’ Capital	Income	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2005	$38,557	$497	$—	$—	$—	$39,054
Net income through January 31, 2006	4,408					4,408
Other comprehensive income through January 31, 2006		1,081				1,081
Distributions to Predecessor partners	(6,900)					(6,900)
Assets and liabilities not contributed to Calumet	(5,626)					(5,626)
Allocation of Predecessor’s capital	(30,439)		609	9,128	20,702	—
Proceeds from initial public offering, net				138,743		138,743
Contribution from Calumet GP, LLC			375			375
Net income from February 1, 2006 through March 31, 2006			(18)	(429)	(429)	(876)
Other comprehensive income from February 1, 2006 through March 31, 2006	—	(1,079)	—	—	—	(1,079)

Balance at March 31, 2006	$—	$499	$966	$147,442	$20,273	$169,180

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calumet	Predecessor
	For the Three Months Ended
	March 31,
	(In thousands)
	2006	2005
Operating activities
Net income (loss)	$3,532	$(128)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,673	2,796
Provision for doubtful accounts	127	50
Loss on disposal of property and equipment	6	—
Unrealized loss on derivative instruments	17,715	(603)
Debt extinguishment costs	2,967	—
Changes in assets and liabilities:
Accounts receivable	1,400	(22,506)
Inventories	7,313	(3,009)
Prepaid expenses	8,916	(4,287)
Derivative activity	979	6,908
Deposits and other current assets	7,555	(830)
Other noncurrent assets	4,408	1,027
Accounts payable	7,457	(29,974)
Accrued salaries, wages and benefits	(6,160)	(1,390)
Turnaround costs	648	(599)
Taxes payable	611	4,732
Other current liabilities	(32)	(192)

Net cash provided by (used in) operating activities	60,115	(48,005)

Investing activities
Additions to property, plant and equipment	(2,975)	(6,933)
Proceeds from disposal of property, plant and equipment	54	—

Net cash used in investing activities	(2,921)	(6,933)

Financing activities
(Repayment of) proceeds from borrowings — credit agreements with third parties, net	(203,359)	36,672
Proceeds from borrowings — credit agreement with Predecessor limited partners, net	—	634
Proceeds from initial public offering, net	138,743	—
Contribution from Calumet GP, LLC	375	—
Cash distribution to Calumet Holding, LLC	(3,257)	—
Change in bank overdraft	5,116	—
Distributions to Predecessor’s partners	(6,900)	—

Net cash provided by (used in) financing activities	(69,282)	37,306

Net decrease in cash	(12,088)	(17,632)
Cash at beginning of period	12,173	18,087

Cash at end of period	$85	$455

Supplemental disclosure of cash flow information
Interest paid	$3,797	$2,134

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit and per unit data)
1. Partnership Organization and Basis of Presentation
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. See Note 6 for further discussion of our initial public offering. As of March 31, 2006, we have 13,066,000 common units, 13,066,000 subordinated units, and 533,306 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed on March 20, 2006.
2. Inventory
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	Calumet	Predecessor
	March 31,	December 31,
	2006	2005
Raw materials	$36,985	$28,299
Work in process	28,556	29,737
Finished goods	35,577	50,395

	$101,118	$108,431

     The replacement cost of these inventories, based on current market values, would have been $53,185 and $47,763 higher at March 31, 2006 and December 31, 2005, respectively.
3. Derivatives
     The Company uses derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, and the sale of diesel fuel and gasoline. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative transactions as either assets or liabilities at fair value on the balance sheet. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to future changes in the value of a purchase or sale transaction, the change in fair value of the derivative is deferred in other comprehensive income. For cash flow hedges of future purchases of natural gas and crude oil, the realized gain or loss is recorded to cost of goods sold in the statement of operations upon the settlement of the contract. The realized gain or loss upon settlement of a cash flow hedge of the future sale of diesel fuel or gasoline is recorded to sales in the statement of operations. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the statement of operations. Upon the settlement of these derivatives not designated as hedges, the gain or loss for the period is recorded to realized gain or loss on derivative instruments in the statement of operations.
  Crude Oil Collar Contracts
     The Company utilizes combinations of options to manage crude price risk and volatility of cash flows. These combinations of options are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for 50% to 75% of anticipated crude oil purchases related to the production of certain specialty products. This represents approximately 30% to 40% of our total specialty products production. At March 31, 2006, the Company had the following hedge positions related to crude oil purchases.

		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
April 2006	240,000	$45.85	$55.58	$65.58	$75.58
May 2006	248,000	52.60	62.60	72.60	82.60
June 2006	240,000	51.06	61.06	71.06	81.06

Totals	728,000
Average price		$49.87	$59.78	$69.78	$79.78
     At December 31, 2005, the Company had the following hedge positions related to crude oil purchases.

		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2006	248,000	$46.02	$55.57	$65.57	$75.57
February 2006	224,000	46.13	55.71	65.71	75.71
March 2006	248,000	45.64	55.41	65.41	75.41
April 2006	240,000	45.85	55.58	65.58	75.58

Totals	960,000
Average price		$45.90	$55.56	$65.56	$75.56
  Fuels Product Margin (Crack Spread) Swap Contracts
     The Company utilizes combinations of options and forward swap contracts to manage fuels product margin (crack spread) price risk and volatility of cash flows. Through March 31, 2006, the Company had not designated any fuels product margin derivatives as hedges under SFAS 133. The Company’s policy is generally to enter into crack spread derivative contracts for a period no greater than five years forward and for no more than 75% of fuels production. For purposes of these swap contracts, crack spread is defined as the difference between the selling price of one barrel of refined product (gasoline or diesel fuel) less the price of one barrel of crude oil, with all component pricing based on standard market indices as defined in the contracts. The Company enters into various combinations of these swap contracts to achieve an approximate 2/1/1 crack spread ratio, which means two barrels of crude oil and one barrel each of gasoline and diesel fuel. At March 31, 2006, the Company had the following derivatives related to fuels product margins.

Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
Second Quarter 2006	1,039,000	$8.94
Third Quarter 2006	1,043,000	8.61
Fourth Quarter 2006	1,043,000	8.25
First Quarter 2007	1,620,000	12.43
Second Quarter 2007	1,637,000	12.41
Third Quarter 2007	1,650,000	12.45
Fourth Quarter 2007	1,650,000	12.45
Calendar Year 2008	5,124,000	11.49
Calendar Year 2009	4,745,000	10.94
Calendar Year 2010	1,825,000	10.46

Totals	21,376,000
Average price		$11.15
     At December 31, 2005, the Company had the following derivative positions relatated to fuels product margins.

Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
First Quarter 2006	1,035,000	$9.00
Second Quarter 2006	1,039,000	8.98
Third Quarter 2006	1,043,000	8.65
Fourth Quarter 2006	1,043,000	8.28
First Quarter 2007	1,260,000	11.59
Second Quarter 2007	1,273,000	11.56
Third Quarter 2007	1,282,000	11.60
Fourth Quarter 2007	1,282,000	11.60

Totals	9,257,000
Average price		$10.30
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
     Fuel product margin collar contracts consisted of the following at March 31, 2006:

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
Second Quarter 2006	680,000	$7.82	$10.15
Third Quarter 2006	685,000	7.59	9.59
Fourth Quarter 2006	685,000	6.30	8.30

Totals	2,050,000
Average price		$7.24	$9.35
     Fuel product margin collar contracts consisted of the following at December 31, 2005:

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
First Quarter 2006	675,000	$7.29	$9.62
Second Quarter 2006	680,000	7.82	10.15
Third Quarter 2006	685,000	7.59	9.59
Fourth Quarter 2006	685,000	6.30	8.30

Totals	2,725,000
Average price		$7.25	$9.41
     On March 31, 2006, the Company executed an ISDA Master Agreement with J. Aron & Company. Upon the execution of the agreement, the Company transferred the majority of its crack spread derivative contracts with other counterparties to the agreement and issued a $50,000 letter of credit under the Company’s $50,000 letter of credit facility to support crack spread hedging to J. Aron & Company.
  Natural Gas Swap Contracts
     The Company utilizes forward swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% of the upcoming winter months’ anticipated natural gas requirements. At March 31, 2006, the Company had the following positions related to natural gas purchases.

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2006	200,000	$8.52
Fourth Quarter 2006	300,000	$8.52
First Quarter 2007	300,000	$8.52

Totals	800,000
Average price		$8.52

     At December 31, 2005, the Company had the following positions related to natural gas purchases.

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
First Quarter 2006	600,000	$9.84

Totals	600,000
Average price		$9.84
     For the quarter ended March 31, 2006, $592 of hedge ineffectiveness had been recognized on the cash flow hedges related to crude oil and natural gas. The fair value change for the cash flow hedges of $1,323 for the period ended March 31, 2006 has been recorded to cost of goods sold in the statement of operations. The other comprehensive income balance of $499 will be reclassified to earnings by March 31, 2007 with $144 being recognized in 2006 and $355 in 2007. The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.
4. Contingencies
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
     Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties and supplemental projects totaling $191 for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; and (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency. The Company is currently in settlement negotiations with the LDEQ to resolve these matters, as well as a number of similar matters at the Princeton refinery, for which no penalty has yet been proposed. Management is of the opinion that the ultimate resolution of this matter will not have a material adverse impact on the Company’s financial position or results of operations.
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
     The Company is indemnified by Shell Oil Company, as successor to Pennzoil-Quaker State Company and Atlas Processing Company, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to its acquisition of the facility. The indemnity is unlimited in amount and duration, but requires the Company to contribute up to $1,000 of the first $5,000 of indemnified costs for certain of the specified environmental liabilities.
  Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of March 31, 2006 and December 31, 2005, the Company had outstanding standby letters of credit of $40,045 and $37,746, respectively. As discussed in Note 5 below, as of March 31, 2006 the Company had issued a $50,000 letter of credit under the letter of credit facility to support crack spread hedging.
5. Long-Term Debt
     Long-term debt consisted of the following:

	Calumet	Predecessor
	March 31,	December 31,
	2006	2005
Borrowings under revolving credit agreement with third-party lenders, interest at prime (7.75% and 7.25%, respectively), interest payments monthly, borrowings due December 2010	$14,751	$92,985
Borrowings under term loan agreement with third-party lenders, interest at rate of LIBOR plus 3.50% (8.37% and 7.99%, respectively), interest payments quarterly, borrowings due December 2012	49,875	175,000

Total long-term debt	64,626	267,985
Less current portion of long-term debt	500	500

	$64,126	$267,485

     On December 9, 2005, the Predecessor paid off its existing indebtedness by entering into a $225,000 senior secured revolving credit facility due December 2010 and a $225,000 senior secured first lien credit facility consisting of a $175,000 term loan facility and a $50,000 letter of credit facility to support crack spread hedging, which bears interest at 3.50%. These facilities contain financial covenants including a fixed charge coverage ratio and a consolidated leverage ratio. The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory as defined by the revolving credit agreement. The maximum borrowing capacity at March 31, 2006 was $185,242, with $130,446 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries. The net proceeds of our initial public offering (see Note 6) were used to repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700 and repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100. After these repayments, the term loan requires quarterly principal payments of $100 through December 2011 and quarterly principal payments of approximately $11,800 thereafter until maturing in December 2012. The Company is in compliance with all covenants and restrictions defined in these credit agreements. As of March 31, 2006, the Company had issued the entire $50,000 letter of credit under the letter of credit facility to support crack spread hedging.
     As of March 31, 2006, maturities of the Company’s long-term debt is as follows:

Year	Maturity
2006	$500
2007	500
2008	500
2009	500
2010	15,251
2011 and thereafter	$47,375

Total	$64,626

6. Partners’ Capital
     On January 31, 2006, the Partnership completed the initial public offering of its common units and sold 5,699,900 of those units to the underwriters in the initial public offering. The Partnership also sold a total of 750,100 common units to certain relatives of the chairman of our general partner (the “Fehsenfeld Investors”). In addition, on February 8, 2006, the Partnership sold an additional 854,985 common units to the underwriters pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by the Partnership (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144,400. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100 and (iii) pay transaction fees and expenses in the amount of approximately $5,600. Underwriting discounts totaled approximately $11,600 (including certain structuring fees paid to certain of the underwriters of approximately $2,400).
     The following table represents the assets and liabilities of the Predecessor immediately prior to contributing assets to Calumet, the assets and liabilities contributed to Calumet, and the Predecessor’s assets and liabilities that were not contributed to Calumet.

	Predecessor	Net Assets	Predecessor
	January 31,	Not	February 1,
	2006	Contributed	2006
ASSETS
Current assets:
Cash	$128,262	$3,257	$125,005
Accounts receivable	113,261	150	113,111
Inventories	114,624	—	114,624
Derivative assets	2,407	—	2,407
Other current assets	9,798	—	9,798

Total current assets	368,352	3,407	364,945
Property, plant and equipment, net	126,886	529	126,357
Other noncurrent assets, net	4,289	2,002	2,287

Total assets	$499,527	$5,938	$493,589

LIABILITIES
Current liabilities:
Accounts payable	$44,832	$—	$44,832
Other current liabilities	12,124	312	11,812
Current portion of long-term debt	500	—	500
Derivative liabilities	28,498	—	28,498

Total current liabilities	85,954	312	85,642
Long-term debt, less current portion	259,393	—	259,393

Total liabilities	345,347	312	345,035

Net assets:	$154,180	$5,626	$148,554

     The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and any state income tax on the amount of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. During the quarter ended March 31, 2006 and year ended December 31, 2005, distributions of $6,900 and $7,300, respectively, were made to the Predecessor partners. Going forward, Calumet’s distribution policy is as defined in the Partnership Agreement.
7. Earnings per Unit
The Partnership calculates earnings per unit in accordance with SFAS 128, Earnings per share, as interpreted by Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Under this approach, common and subordinated limited units represent separate classes of limited partner units that require two-class presentation under SFAS No. 128. Therefore, the Partnership calculates basic and diluted earnings per unit on a discreet quarterly basis assuming the minimum quarterly distribution, prorated if necessary, is paid on all common units outstanding and that all undistributed earnings or losses in the period are fully allocated to limited units based on their contractual participation rights as if all of the earnings or losses for the period had been distributed.

8. Segments and Related Information
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Specialty	Fuel	Combined		Consolidated
Three Months Ended March 31, 2006	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$229,657	$168,037	$397,694	$—	$397,694
Intersegment sales	166,177	9,551	175,728	(175,728)	—

Total sales	$395,834	$177,588	$573,422	$(175,728)	$397,694

Depreciation and amortization	2,673	—	2,673	—	2,673
Income from operations	19,587	11,498	31,085	—	31,085
Reconciling items to net income:
Interest expense					(3,976)
Debt extinguishment costs					(2,967)
Loss on derivative instruments					(20,795)
Other					199
Income tax expense					(14)

Net income					3,532

Capital expenditures	$2,975	$—	$2,975	$—	$2,975

	Specialty	Fuel	Combined		Consolidated
Three Months Ended March 31, 2005	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$141,820	$87,729	$229,549	$—	$229,549
Intersegment sales	94,060	1,014	95,074	(95,074)	—

Total sales	$235,880	$88,743	$324,623	$(95,074)	$229,549

Depreciation and amortization	2,796	—	2,796	—	2,796
Income from operations	2,799	7,946	10,745	—	10,745
Reconciling items to net income:
Interest expense					(4,864)
Debt extinguishment costs					—
Loss on derivative instruments					(6,048)
Other					39

Net income					(128)

Capital expenditures	$6,933	$—	$6,933	$—	$6,933

	Calumet	Predecessor
	March 31,	December 31,
	2006	2005
Segment Assets:
Specialty Products	$576,580	$606,023
Fuel Products	374,532	375,153

Combined Segments	951,112	981,176
Eliminations	(601,653)	(581,459)

Total Assets	$349,459	$399,717

  b. Geographic Information

     International sales accounted for less than 10% of consolidated sales in each of the three months ended March 31, 2006 and 2005.
  c. Product Information
     The Company offers products primarily in four general categories consisting of fuels, lubricants, waxes and solvents. Other includes asphalt and other by-products. The following table sets forth the major product category sales (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Fuels	$178,601	$95,648
Lubricants	132,910	79,032
Solvents	52,360	27,528
Waxes	15,455	8,514
Other	18,368	18,827

Total sales	$397,694	$229,549

  d. Major Customers
     No customer represented 10% or greater of consolidated sales in each of the three months ended March 31, 2006 and 2005.
9. Subsequent Events
     On April 21, 2006, the Company closed on an asset purchase agreement entered into on March 31, 2006 related to certain refinery equipment to be placed into service as a part of a capacity expansion project at its Shreveport refinery. The purchase price for the equipment was $16,500, including a nonrefundable deposit of $1,000 paid by the Company on March 31, 2006 and applied to the purchase price at closing. This deposit of $1,000 was recorded as construction-in-process in property, plant, and equipment in the March 31, 2006 balance sheet. The Company financed the equipment purchase through borrowings under the revolving credit facility.
     On April 24, 2006, the Company entered into an interest rate swap agreement with a counterparty to fix the LIBOR component of the interest rate on a portion of outstanding borrowings under its term loan facility. The notional amount of the interest rate swap agreement is 85% of the outstanding term loan balance over its remaining term, with LIBOR fixed at 5.44%. Borrowings under the term loan facility bear interest at LIBOR plus 3.50%.
     On April 26, 2006, the Company declared a prorated quarter cash distribution of $0.30 per unit, or $8,000, for the period from the closing of the Partnership’s initial public offering on January 31, 2006 through March 31, 2006. The distribution will be paid on May 15, 2006 to the general partner as well as common and subordinated unitholders of record as of the close of business on May 2, 2006. This prorated quarterly distribution of $0.30 equates to a $0.45 per unit distribution for a complete quarter, or $1.80 per unit on an annual basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The historical consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P (“Calumet”) and Calumet Lubricants Co., Limited Partnership (“Predecessor) where applicable. The following discussion analyzes the financial condition and results of operations of Calumet for the quarter ended March 31, 2006, which includes the financial condition and results of operation of the Predecessor through January 31, 2006. For the quarter ended March 31, 2005, the analysis of the financial condition and results of operations are of the Predecessor. Unitholders should read the following discussion of the financial condition and results of operations for Calumet and the Predecessor in conjunction with the historical consolidated financial statements and notes of Calumet and the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel fuel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The asphalt and other by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three months ended March 31, 2006, approximately 72.7% of our gross profit was generated from our specialty products segment and approximately 27.3% of our gross profit was generated from our fuel products segment.
     Our fuel products segment began operations in 2004, as we substantially completed the approximately $39.7 million reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty product offerings as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. Since completion of the reconfiguration of the Shreveport refinery, crack spreads have increased, which has further improved the profitability of the fuel products segment.
     Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and from our commodity risk management activities.
     Our primary raw material is crude oil and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel product prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and fuels production. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”
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

     Production yields. We seek the optimal product mix for each barrel of crude oil we refine in order to maximize our gross profits and minimize lower margin by-products, which we refer to as production yield.
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
     On January 31, 2006, we completed the initial public offering of our common units and sold 5,699,900 of those units to the underwriters in the initial public offering. We also sold a total of 750,100 common units to the Fehsenfeld Investors. In addition, on February 8, 2006, we sold an additional 854,985 common units to the underwriters pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the our Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by us (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144.4 million. Please read “Liquidity and Capital Resources” for additional discussion of our use of the proceeds from our initial public offering.
First Quarter 2006 Results of Operations
     The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Calumet	Predecessor
	Three Months Ended
	March 31,
	2006	2005
Total sales volume (bpd)(1)	52,090	38,418
Total feedstock runs (bpd)(2)	52,370	42,059
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	11,695	10,095
Solvents	4,346	3,422
Waxes	1,144	886
Asphalt and other by-products	5,561	5,490
Fuels	2,508	2,395

Total	25,254	22,288

Fuel products:
Gasoline	10,002	6,401
Diesel fuel	7,724	7,792
Jet fuel	7,308	3,772
Asphalt and other by-products	297	90

Total	25,331	18,055

Total refinery production	50,585	40,343

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories. (2) Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(2)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

     The following table reflects our consolidated results of operations. The following table includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to net income and cash flow from operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read Non-GAAP Financial Measures.

	Calumet	Predecessor
	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Sales	$397.7	$229.5
Cost of sales	346.7	203.4

Gross profit	51.0	26.1

Operating costs and expenses:
Selling, general and administrative	4.9	3.4
Transportation	13.9	10.7
Taxes other than income taxes	1.0	0.7
Other	0.1	0.2
Restructuring, decommissioning and asset impairments	—	0.4

Operating income	31.1	10.7

Other income (expense):
Interest expense	(4.0)	(4.8)
Debt extinguishment costs	(3.0)	—
Realized loss on derivative instruments	(3.1)	(6.6)
Unrealized loss on derivative instruments	(17.7)	0.6
Other	0.2	—

Total other expense	(27.6)	(10.8)

Net income (loss) before income taxes	3.5	(0.1)
Income taxes	—	—

Net income (loss)	$3.5	$(0.1)

EBITDA	$13.2	$7.5

Adjusted EBITDA	$26.1	$8.7

Non-GAAP Financial Measures
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

	Calumet	Predecessor
	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Reconciliation of EBITDA and Adjusted EBITDA to Net income:
Net income	$3,532	$(128)
Add:
Interest expense and debt extinguishment costs	6,943	4,864
Depreciation and amortization	2,673	2,796
Income tax expense	14	—

EBITDA	$13,162	$7,532

Add:
Unrealized losses from mark to market accounting for hedging activities	$17,715	$(603)
Non-cash impact of restructuring, decommissioning and asset impairments	—	368
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(4,767)	1,421

Adjusted EBITDA	$26,110	$8,718

	Calumet	Predecessor
	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Reconciliation of EBITDA and Adjusted EBITDA to Net cash provided by (used in) operating activities:
Adjusted EBITDA	$26,110	$8,718
Add:
Unrealized losses (gains) from mark to market accounting for hedging activities	$(17,715)	$603
Non-cash impact of restructuring, decommissioning and asset impairments	—	(368)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	4,767	(1,421)

EBITDA	$13,162	$7,532

Add:
Interest expense	(6,943)	(4,864)
Income taxes	(14)	—
Provision for doubtful accounts	127	50
Unrealized loss on derivative instruments	17,715	(603)
Debt extinguishment costs	2,967	—
Changes in operating working capital:
Accounts receivable	1,400	(22,506)
Inventory	7,313	(3,009)
Other current assets	16,471	(5,117)
Derivative activity	979	6,908
Accounts payable	7,457	(29,974)
Other current liabilities	(4,933)	2,551
Other, including changes in noncurrent assets and liabilities	4,414	1,027

Net cash provided by (used) in operating activities	$60,115	$(48,005)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Sales. Sales increased $168.1 million, or 73.3%, to $397.7 million in the three months ended March 31, 2006 from $229.5 million in the three months ended March 31, 2005. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2006	2005	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$132.9	$79.0	68.2%
Solvents	52.4	27.5	90.2%
Waxes	15.5	8.5	81.5%
Fuels(1)	11.8	11.7	0.8%
Asphalt and by-products(2)	17.1	15.1	13.9%

Total specialty products	229.7	141.8	61.9%

Total specialty products volume (in barrels)	2,414,000	2,033,000	18.8%
Fuel products:
Gasoline	$71.9	$27.9	157.7%
Diesel	56.0	40.7	37.3%
Jet fuel	38.9	15.3	154.5%
Asphalt and by-products(3)	1.2	3.8	(67.6%)

Total fuel products	168.0	87.7	91.5%

Total fuel products sales volumes (in barrels)	2,274,000	1,425,000	59.6%
Total sales	$397.7	$229.5	73.3%

Total sales volumes (in barrels)	4,688,000	3,458,000	35.6%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents asphalt and other by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $168.1 million increase in sales resulted from the rampup of our fuels operations at Shreveport in the first quarter of 2005, which accounted for $80.3 million of the increase, and from a $87.9 million increase in sales by our specialty products segment.
     Specialty products segment sales for 2006 increased $87.9 million, or 61.9%, primarily due to a 36.3% increase in the average selling price per barrel. In addition, specialty products segment sales were positively affected by a 18.8% increase in volumes sold, from approximately 2.0 million barrels in the first quarter of 2005 to 2.4 million barrels in the first quarter of 2006 due to increased sales volume of 0.3 and 0.2 million barrels for lubricating oils and solvents, respectively, partially offset by decreased sales barrels for fuels and asphalt and by-products that are produced by the specialty products segment. Average selling prices per barrel for lubricating oils, solvents, fuels and asphalt and by-product prices increased at rates comparable to or in excess of the overall 25.1% increase in the cost of crude oil per barrel during the period, whereas waxes increased by only 22.0% due to market conditions.
     Fuel products segment sales for 2006 increased $80.3 million, or 91.5%, primarily due to increased volume of 59.6% attributable to the rampup of our fuels operations at the Shreveport refinery in the first quarter of 2005. This increase was due to increased combined sales volume for gasoline and jet fuel of 0.8 million barrels, or $48.3 million, with diesel fuel sales volume remaining relatively constant. In addition, fuel product segment sales increased due to a 20.1% increase in average sales prices per barrel for fuels products consistent with the 25.6% increase in the cost of crude oil per barrel.
     Gross Profit. Gross profit increased $24.8 million, or 95.1%, to $51.0 million for the three months ended March 31, 2006 from $26.1 million for the three months ended March 31, 2005. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended March 31
	2006	2005	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$37.1	$17.7	109.6%
Percentage of sales	16.2%	12.5%
Fuel products	$13.9	$8.4	65.5%
Percentage of sales	8.3%	9.5%
Total gross profit	$51.0	$26.1	95.1%
Percentage of sales	12.8%	11.4%
     This $24.8 million increase in total gross profit includes an increase in gross profit of $19.4 million in our specialty product segment and $5.5 million in our fuels product segment.
     The increase in our specialty products segment was primarily due to improved selling prices and profitability of lubricating oils at our Shreveport refinery which is attributable to the increase of 0.4 million barrels in sales volumes and a 36.3% increase in sales prices for the specialty products segment which exceeded the 25.1% increase in the cost of crude oil.
     The increase of $5.5 million in our fuel products segment gross profit was primarily affected by a 59.6% increase in sales volume, which was largely driven by increased combined sales volume for gasoline and jet fuel of 0.8 million barrels as a result of the rampup of the fuels operations at the Shreveport refinery in the first quarter of 2005.
     Selling, general and administrative. Selling, general and administrative expenses increased $1.5 million, or 45.3%, to $4.9 million in the three months ended March 31, 2006 from $3.4 million in the three months ended March 31, 2005. This increase primarily reflects increased general and administrative costs incurred subsequent to our initial public offering and increased employee compensation costs.

     Transportation. Transportation expenses increased $3.2 million, or 29.7%, to $13.9 million in the three months ended March 31, 2006 from $10.7 million in the three months ended March 31, 2005. The quarter over quarter increase in transportation expense is due to the overall increase in volumes which was partially offset by more localized marketing of fuels products.
     Restructuring, decommissioning and asset impairments. Restructuring, decommissioning and asset impairment expenses were $0.4 in 2005, and we incurred no such expenses in 2006. The charges recorded in 2005 related to asset impairment of the Reno wax packaging assets. No other assets impairments have occurred in 2006.
     Interest expense. Interest expense decreased $0.9 million, or 18.3%, to $4.0 million in the three months ended March 31, 2006 from $4.9 million in the three months ended March 31, 2005. This decrease was primarily due to our debt refinancing in December 2005 and the repayment of debt with the proceeds of our initial public offering, which occurred on January 31, 2006.
     Debt extinguishment costs. Debt extinguishment costs increased to $3.0 for the three months ended March 31, 2006 compared to no debt extinguishment costs for the three months ended March 31, 2005, as a result of the repayment of borrowings under the Company’s term loan using the proceeds of the Company’s initial public offering, which occurred on January 31, 2006.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $3.6 million, or 53.7%, to a $3.1 million loss in the three months ended March 31, 2006 from a $6.7 million loss in the three months ended March 31, 2005. This decrease primarily was the result of a new mix of crude and fuel product margin collar and swap contracts which have experienced less decline in value than the contracts that settled in 2005.
     Unrealized (loss) gain on derivative instruments. Unrealized loss on derivative instruments increased $18.3 million, to a $17.7 million loss in the three months ended March 31, 2006 from a $0.6 million unrealized gain for the three months ended March 31, 2005. This unrealized loss is a non-cash item that results from valuing at fair value our derivative instruments used to hedge our fuel products margins in future periods. The increase compared to the same period in the prior year is primarily due to the decline in fair value of these instruments as the market prices for fuel products have increased. Our objective in hedging our fuel products margins is to ensure stability of cash flows in future periods. We believe that this hedging program is helping us achieve this objective.
Liquidity and Capital Resources
     Our principal historical sources of cash have included the issuance of private debt, bank borrowings, and cash flow from operations. Our principal historical uses of cash have included capital expenditures, growth in working capital and debt service. We expect that our principal uses of cash in the future will be to finance working capital, capital expenditures, distributions and debt service.
Cash Flows
     We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, distributions, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flows would likely produce a corollary materially adverse effect on our borrowing capacity.
     The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Net cash provided by (used in) operating activities	$60.1	$(48.0)
Net cash used in investing activities	(2.9)	(6.9)
Net cash provided by (used in) financing activities	$(69.3)	$37.3
     Operating Activities. Operating activities provided $60.1 million in cash during the three months ended March 31, 2006 compared to $48.0 million used in operating activities during the three months ended March 31, 2005. The cash provided by operating activities during the three months ended March 31, 2006 primarily consisted of a $26.2 million decrease in current assets, a $7.5 million increase in accounts payable, and a $17.7 million unrealized loss on derivatives instruments. These were offset by increases in other current liabilities of $4.9. The cash used in operating activities during the three months ended March 31, 2005 was primarily due to the build up of working capital as a result of the rampup of the fuels operations at the Shreveport refinery.

     Investing Activities. Cash used in investing activities decreased to $2.9 million during the three months ended March 31, 2006 as compared to $6.9 million during the three months ended March 31, 2005. This decrease is primarily due to the $5.1 million of additions to property, plant and equipment related to the reconfiguration at our Shreveport refinery incurred during 2005, with no comparable expenditures in 2006.
     Financing Activities. Financing activities used cash of $69.3 million for the three months ended March 31, 2006 compared to providing $37.3 million for the three months ended March 31, 2005. This decrease is primarily due to the use of cash from operations to pay down debt and borrowings in the three months ended March 31, 2005 to finance the growth in working capital related to the rampup of fuel products operations at Shreveport.
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

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Capital improvement expenditures	$1.7	$5.9
Replacement capital expenditures	$0.6	1.0
Environmental expenditures	$0.7	—

Total	$3.0	$6.9

     We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand.
     We are implementing capital improvement projects at our Shreveport refinery, which we expect will be fully completed over the next several quarters and should significantly increase this refinery’s operating capacity. These integrated projects include the following:
•	Initial Expansion Project
     The Distillate Desulfurization and Dewaxing (DDD) unit and crude unit have been debottlenecked which will increase the refinery’s throughput by approximately 10% over current rates. This portion of the project was completed during the second quarter of 2006. As part of this project, we have increased our ability to run sour crudes to approximately 5,000 bpd to lower overall feedstock costs.
•	Major Expansion Project
     Additionally, we are undertaking a major expansion project involving several operating units which should result in an additional capacity increase of approximately 16,000 bpd, bringing throughput rates for the Shreveport refinery to approximately 57,000 bpd and significantly increasing the production of specialty products, primarily lubricating oils and waxes, over their current levels. On a combined basis, the production of specialty lubricating oils and waxes is anticipated to increase by approximately 60% over current levels upon expected completion of the project in the third quarter of 2007. In conjunction with the project, we plan to expand the capacity to run additional sour crude volumes to further reduce feedstock costs. Of the anticipated 57,000 bpd throughput rate upon completion, we expect to run approximately 42,000 bpd of sweet crudes and 13,000 bpd of sour crudes, with the remainder coming from interplant feedstocks. Since the inception of the planning and engineering phase of the project, the project’s scope was expanded to the current estimates. We have begun to purchase certain equipment integral to the project and anticipate incurring approximately $60 million in capital expenditures in 2006. We expect to incur additional capital expenditures of approximately $50 million related to the project in 2007. We project the payback period on this project to be 2 to 3 years.
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
     At March 31, 2006 we had borrowings of $49.9 million under our term loan and $14.7 million under our revolving credit facility. Our letters of credit outstanding as of March 31, 2006 were $40.0 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility.
     The secured revolving credit facility currently bears interest at prime or LIBOR plus 150 basis points (which basis point margin may fluctuate), has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in December 2010. On March 31, 2006, we had availability on our revolving credit facility of $130.5 million, based upon its $185.2 million borrowing base, $40.0 million in outstanding letters of credit, and borrowings of $14.7 million.
     The term loan facility was fully drawn at the time of the refinancing. The term loan facility bears interest at a rate of LIBOR plus 350 basis points and the letter of credit facility to support crack spread hedging bears interest at a rate of 3.5%. Each facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory and matures in December 2012. Under the terms of our term loan facility, we applied a portion of the net proceeds we received from our initial public offering and the underwriters’ over-allotment option as a repayment of the term loan facility, and are required to make mandatory repayments of approximately $0.1 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2006 and ending with the fiscal quarter ending December 31, 2011. At the end of each fiscal quarter in 2012 we are required to make mandatory repayments of approximately $11.8 million per quarter, with the remainder of the principal due at maturity. On April 24, 2006, the Company entered into an interest rate swap agreement with a counterparty to fix the LIBOR component of the interest rate on a portion of outstanding borrowings under its term loan facility. The notional amount of the interest rate swap agreement is 85% of the outstanding term loan balance over its remaining term, with LIBOR fixed at 5.44%. Borrowings under the term loan facility bear interest at LIBOR plus 3.50%.
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
     In addition, our credit agreements contain various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; make certain acquisitions and investments; make capital expenditures above specified amounts; redeem or prepay other debt or make other restricted payments such as dividends to unitholders; enter into transactions with affiliates; enter into a merger, consolidation or sale of assets; and cease our refining margin hedging program (our lenders have required us to obtain and maintain derivative contracts for refining margins in our fuels segment for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production).
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us.
Initial Public Offering
     On January 31, 2006, we completed the initial public offering of our common units and sold 5,699,900 of those units to the underwriters in the initial public offering. We also sold a total of 750,100 common units to the Fehsenfeld Investors. In addition, on February 8, 2006, we sold an additional 854,985 common units to the underwriters pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the our Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by the us (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144.4 million. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125.7 million, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13.1 million and (iii) pay transaction fees and expenses in the amount of approximately $5.6 million. Underwriting discounts totaled approximately $11.6 million (including certain structuring fees paid to certain of the underwriters of approximately $2.4 million).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. As of March 31, 2006, we had approximately $64.6 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of March 31, 2006 would be expected to have an impact on net income and cash flows for 2006 of approximately $0.6 million.
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

  Crude Oil Price Volatility
     We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $8.9 million and our fuel product segment cost of sales by $8.2 million on an annual basis based on our results for the three months ended March 31, 2006.
   Crude Oil Hedging Policy
     Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can take into account the cost of crude oil in setting prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments. Our policy is generally to enter into crude oil contracts for three to six months forward and for 50% to 70% of our anticipated crude oil purchases related to our specialty products production.
   Natural Gas Price Volatility
     Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $2.4 million on an annual basis based on our results for the three months ended March 31, 2006.
   Natural Gas Hedging Policy
     In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months.
   Crack Spread Volatility
     Our profitability and cash flows are also significantly impacted by the crack spreads we experience. Crack spreads represent the difference between the prices we are able to realize for our fuel products and the cost of the crude oil we must purchase to produce those products. Holding other variables constant, and excluding the impact of our current hedges, we expect a $0.50 change in the Gulf Coast 2/1/1 crack spread per barrel would change our annual fuel products segment gross profit by $4.1 million based on our results for the three months ended March 31, 2006.
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
     The historical impact of fair value fluctuations in our derivative instruments has been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our consolidated statements of operations. As a result, gain (loss) on derivative transactions recognized in our historical financial statements may not be consistent with future periods. Effective April 1, 2006, we have restructured and designated our derivative contracts for our fuel products segment as cash flow hedges of future crude oil purchases, diesel fuel sales, or gasoline sales.
     The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. Please read “Derivatives” in Note 3 to our unaudited consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our derivatives policy.
   Existing Derivative Instruments
     The following tables provide information about our derivative instruments as of March 31, 2006:

2006 Derivative Transactions

		Lower Put	Upper Put	Call Floor	Call Ceiling
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
April 2006	240,000	$45.85	$55.58	$65.58	$75.58
May 2006	248,000	52.60	62.60	72.60	82.60
June 2006	240,000	51.06	61.06	71.06	81.06

Totals	728,000
Average price		$49.87	$59.78	$69.78	$79.78

Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
Second Quarter 2006	1,039,000	8.94
Third Quarter 2006	1,043,000	8.61
Fourth Quarter 2006	1,043,000	8.25

Annual Totals	3,125,000
Average Price		$8.60

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
Second Quarter 2006	680,000	$7.82	$10.15
Third Quarter 2006	685,000	7.59	9.59
Fourth Quarter 2006	685,000	6.30	8.30

Totals	2,050,000
Average price		$7.24	$9.35

Natural Gas Swap Contracts Expiration Dates	MMBtu	$/MMBtu
Third Quarter 2006	200,000	$8.52
Fourth Quarter 2006	300,000	$8.52

Annual Totals	500,000
Average Price		$8.52
2007 Derivative Transactions

Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
First Quarter 2007	1,620,000	$12.43
Second Quarter 2007	1,637,000	12.41
Third Quarter 2007	1,650,000	12.45
Fourth Quarter 2007	1,650,000	12.45

Annual Totals	6,557,000
Average Price		$12.43

Natural Gas Swap Contracts Expiration Dates	MMBtu	$/MMBtu
First Quarter 2007	300,000	$8.52

Annual Totals	300,000
Average Price		$8.52
2008 through 2010 Derivative Transactions

Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
Calendar Year 2008	5,124,000	$11.49
Calendar Year 2009	4,745,000	10.94
Calendar Year 2010	1,825,000	10.46

Annual Totals	11,694,000
Average Price		$11.11
     As of April 30, 2006, the Company has added the following derivative instruments to the above transactions:

Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
First Quarter 2007	90,000	$16.55
Second Quarter 2007	91,000	16.55
Third Quarter 2007	92,000	16.55

Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2007	92,000	16.55
Calendar Year 2010	1,095,000	11.67

Annual Totals	1,460,000
Average Price		$12.89

Natural Gas Swap Contracts Expiration Dates	MMBtu	$/MMBtu
Third Quarter 2006	200,000	$9.21
Fourth Quarter 2006	300,000	9.21
First Quarter 2007	300,000	9.21

Annual Totals	800,000
Average Price		$9.21

		Lower Put	Upper Put	Call Floor	Call Ceiling
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
July 2006	248,000	$57.60	67.60	77.60	87.60

Totals	248,000
Average price		$57.60	$67.60	$77.60	$87.60
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures.
     Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in internal control over financial reporting.
     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Part I Item 1. “Financial Statements” for a description of our current regulatory matters related to the environment.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are filed as exhibits to this Form 10-Q:

Exhibit
Number		Description
3.1	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

3.2	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.1	—	ISDA Master Agreement between J. Aron and Company, a general partnership, and Calumet Lubricants Co., Limited Partnership, a limited partnership, dated March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2006 (File No. 000-51734))

10.2*	—	Calumet Specialty Products Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.3	—	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.4	—	Amendment No. 1 to Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 20, 2006 (File No. 000-51734))

10.5*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))

10.6	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.7*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.8	—	First Amendment, dated April 6, 2006, to the Revolving Credit Facility dated as of December 9, 2005, by among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Shreveport, LLC, Calumet Shreveport Lubricants & Waxes, LLC and Calumet Shreveport Fuels, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto.

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II

*	Identifies management contract and compensatory plan arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS
PARTNERS, L.P.

By:	CALUMET GP, LLC
its general partner

By:	/s/ R. PATRICK MURRAY, II

R. Patrick Murray, II, Vice President, Chief Financial Officer
and Secretary of Calumet GP, LLC
(Authorized Person and Principal Accounting
Officer)

Date: May 15, 2006

Index to Exhibits

Exhibit
Number		Description
3.1	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

3.2	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.1	—	ISDA Master Agreement between J. Aron and Company, a general partnership, and Calumet Lubricants Co., Limited Partnership, a limited partnership, dated March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2006 (File No. 000-51734))

10.2*	—	Calumet Specialty Products Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.3	—	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.4	—	Amendment No. 1 to Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 20, 2006 (File No. 000-51734))

10.5*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))

10.6	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.7*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))

10.8	—	First Amendment, dated April 6, 2006, to the Revolving Credit Facility dated as of December 9, 2005, by among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Shreveport, LLC, Calumet Shreveport Lubricants & Waxes, LLC and Calumet Shreveport Fuels, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto.

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II

*	Identifies management contract and compensatory plan arrangements.