Form 10-Q
period 2006-06-30
Calumet Specialty Products Partners, L.P.
filed 2006-08-14
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO                    .
Commission File number 000-51734
Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1516132 (I.R.S. Employer Identification Number)

2780 Waterfront Pkwy E. Drive, Suite 200 Indianapolis, Indiana (Address of principal executive officers)	46214 (Zip code)
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 11, 2006, there were 16,366,000 common units and 13,066,000 subordinated units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — JUNE 30, 2006 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s expected completion date, the estimated cost, and the resulting increases in production levels, (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, and (iii) the estimated date for obtaining the air permit for the Shreveport refinery expansion project, as well as other matters discussed in this Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this quarterly report and in our Annual Report on Form 10-K filed on March 20, 2006. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
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
          References in this Form 10-Q to “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-Q refer to Calumet Lubricants Co., Limited

Partnership. The results of operations for the six months ended June 30, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Calumet	Predecessor
	June 30, 2006	December 31, 2005
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash	$563	$12,173
Accounts receivable:
Trade, less allowance for doubtful accounts of $850 and $750, respectively	129,623	109,757
Other	4,032	5,537

	133,655	115,294

Inventories	104,576	108,431
Prepaid expenses	3,206	10,799
Derivative assets	791	3,359
Deposits and other current assets	1,942	8,851

Total current assets	244,733	258,907
Property, plant and equipment, net	144,278	127,846
Other noncurrent assets, net	3,814	12,964

Total assets	$392,825	$399,717

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$87,602	$44,759
Accrued salaries, wages and benefits	3,141	8,164
Turnaround costs	3,869	2,679
Taxes payable	5,136	4,209
Other current liabilities	3,409	2,418
Current portion of long-term debt	500	500
Derivative liabilities	69,197	30,449

Total current liabilities	172,854	93,178
Long-term debt, less current portion	58,493	267,485

Total liabilities	231,347	360,663

Commitments and contingencies
Partners’ capital:
Predecessor’s partners’ capital	$—	$38,557
Common unitholders (13,066,000 units issued and outstanding)	154,867	—
Subordinated unitholders (13,066,000 units issued and outstanding)	27,698	—
General partner’s interest	1,270	—
Accumulated other comprehensive (loss) income	(22,357)	497

Total partners’ capital	161,478	39,054

Total liabilities and partners’ capital	$392,825	$399,717

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Calumet	Predecessor	Calumet	Predecessor
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(In thousands except per unit data)
	2006	2005	2006	2005
Sales	$429,925	$301,562	$827,619	$531,111
Cost of sales	371,850	271,026	718,594	474,459

Gross profit	58,075	30,536	109,025	56,652

Operating costs and expenses:
Selling, general and administrative	5,209	5,006	10,138	8,398
Transportation	14,595	9,271	28,502	19,994
Taxes other than income taxes	903	748	1,817	1,480
Other	168	175	284	332
Restructuring, decommissioning and asset impairments	—	1,797	—	2,165

Operating income	37,200	13,539	68,284	24,283

Other income (expense):
Interest expense	(2,157)	(5,091)	(6,133)	(9,955)
Debt extinguishment costs	—	—	(2,967)	—
Realized (loss) gain on derivative instruments	(12,741)	3,655	(15,821)	603
Unrealized (loss) gain on derivative instruments	874	6,559	(16,841)	3,563
Other	31	55	230	94

Total other income (expense)	(13,993)	5,178	(41,532)	(5,695)

Net income before income taxes	23,207	18,717	26,752	18,588
Income tax expense	52	—	66	—
Net income	$23,155	$18,717	$26,686	$18,588

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	—		4,408

Net income applicable to Calumet	23,155		22,278
Minimum quarterly distribution to common unitholders	(5,880)		(9,765)
General partner’s incentive distribution rights	(3,271)		(3,271)
General partner’s interest in net income	(264)		(246)

Common unitholders’ share of income in excess of minimum quarterly distribution	(3,930)		(3,930)

Limited partners’ interest in net income	9,810		5,066

Basic and diluted net income per limited partner unit:
Common	$0.75		$1.05
Subordinated	$0.75		$0.39

Weighted average limited partner common units outstanding – basic and diluted	13,066		13,007
Weighted average limited partner subordinated units outstanding – basic and diluted	13,066		13,066
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

		Accumulated Other		Partners' Capital
	Predecessor	Comprehensive	Comprehensive	General	Limited Partners
	Partners' Capital	Income (Loss)	Income (Loss)	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2005	$38,557	$497		$—	$—	$—	$39,054
Comprehensive income through January 31, 2006:
Net income through January 31, 2006	4,408		4,408				4,408
Hedge (gain)/loss reclassified to net income		(497)					(497)
Change in fair value of cash flow hedges through January 31, 2006		1,578	1,578				1,578

Comprehensive income through January 31, 2006:			5,986

Distributions to Predecessor partners	(6,900)						(6,900)
Assets and liabilities not contributed to Calumet	(5,626)						(5,626)
Allocation of Predecessor’s capital	(30,439)			609	9,128	20,702	—
Proceeds from initial public offering, net					138,743		138,743
Contribution from Calumet GP, LLC				375			375
Comprehensive loss from February 1, 2006 through June 30, 2006:
Net income from February 1, 2006 through June 30, 2006			22,278	446	10,916	10,916	22,278
Change in fair value of cash flows hedges from February 1, 2006 through June 30, 2006	—	(23,935)	(23,935)	—	—	—	(23,935)

Comprehensive loss from February 1, 2006 through June 30, 2006:			(1,657)

Total comprehensive income			4,329

Distributions to partners				(160)	(3,920)	(3,920)	(8,000)

Balance at June 30, 2006	$—	$(22,357)		$1,270	$154,867	$27,698	$161,478

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calumet	Predecessor
	For the Six Months Ended
	June 30,
	(In thousands)
	2006	2005
Operating activities
Net income	$26,686	$18,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,634	5,615
Provision for doubtful accounts	202	162
Loss on disposal of property, plant and equipment	50	5
Restructuring, decommissioning and asset impairments	—	1,718
Unrealized loss (gain) on derivative instruments	16,841	(3,563)
Debt extinguishment costs	2,967	—
Changes in assets and liabilities:
Accounts receivable	(18,713)	(36,252)
Inventories	3,855	(21,594)
Prepaid expenses	7,593	4,934
Derivative activity	1,621	1,662
Deposits and other current assets	6,909	(830)
Other noncurrent assets	3,955	(153)
Accounts payable	42,799	(32,535)
Accrued salaries, wages and benefits	(5,023)	1,543
Turnaround costs	1,190	221
Taxes payable	1,060	4,423
Other current liabilities	1,169	(939)

Net cash provided by (used in) operating activities	98,795	(56,995)

Investing activities
Additions to property, plant and equipment	(22,453)	(8,332)
Proceeds from disposal of property, plant and equipment	80	11

Net cash used in investing activities	(22,373)	(8,321)

Financing activities
(Repayment of) proceeds from borrowings — credit agreements with third parties, net	(208,992)	46,822
Proceeds from borrowings — credit agreement with Predecessor limited partners, net	—	3,923
Proceeds from initial public offering, net	138,743	—
Contribution from Calumet GP, LLC	375	—
Cash distribution to Calumet Holding, LLC	(3,258)	—
Distributions to Predecessor partners	(6,900)
Distributions to partners	(8,000)	—

Net cash provided by (used in) financing activities	(88,032)	50,745

Net decrease in cash	(11,610)	(14,571)
Cash at beginning of period	12,173	18,087

Cash at end of period	$563	$3,516

Supplemental disclosure of cash flow information
Interest paid	$5,958	$9,477
Taxes paid	$15	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit and per unit data)
1. Partnership Organization and Basis of Presentation
          Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. See Note 7 for further discussion of the units sold and proceeds of our initial public offering. As of June 30, 2006, we have 13,066,000 common units, 13,066,000 subordinated units, and 533,306 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois.
          The unaudited condensed consolidated financial statements of the Company as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 20, 2006.
2. Inventory
          The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventories are valued at the lower of cost or market value.
          Inventories consist of the following:

	Calumet	Predecessor
	June 30,	December 31,
	2006	2005
Raw materials	$36,781	$28,299
Work in process	29,620	29,737
Finished goods	38,175	50,395

	$104,576	$108,431

          The replacement cost of these inventories, based on current market values, would have been $64,404 and $47,763 higher at June 30, 2006 and December 31, 2005, respectively.
3. Shreveport Refinery Expansion
          The Company commenced an expansion project at its Shreveport refinery during the second quarter of 2006. As of June 30, 2006, the Company had capital expenditures of $17,501 related to this expansion project, which is recorded to construction-in-progress, which is a component of property, plant and equipment. Construction is expected to begin in the fourth quarter of 2006. The Company expects to incur approximately $60,000 and $50,000 of capital expenditures in 2006 and 2007, respectively, related to the expansion project.
4. Derivatives
          The Company uses derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of diesel, gasoline and jet fuel, and payment of interest. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company

recognizes all derivative transactions as either assets or liabilities at fair value on the balance sheet. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the statement of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. For the quarter ended June 30, 2006, the Company has recorded a derivative loss of $7,656 to sales and a derivative gain of $3,013 to cost of sales. An interest rate swap loss of $6 for the quarter ended June 30, 2006 was recorded to interest expense. For the derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the derivative asset or liability for the period is recorded to unrealized (loss) gain on derivative instruments in the statements of operations. The Company does not account for fuel products margin swap or collar contracts (“crack spread swaps or collars”) as cash flow hedges. Upon the settlement of derivatives not designated as hedges, the gain or loss for the period is recorded to realized (loss) gain on derivative instruments in the statements of operations.
          The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the six months ended June 30, 2006, was a loss of $3,786 which was recorded to unrealized (loss) gain on derivative instruments. The effective portion of the hedges classified in accumulated other comprehensive income (loss) is $22,357 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2010 with balances being recognized as follows:

Year
2006	$(6,440)
2007	(12,853)
2008	(1,501)
2009	(1,683)
2010	120

Total	$(22,357)

          The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.
     Crude Oil Collar Contracts
          The Company utilizes combinations of options to manage crude price risk and volatility of cash flows in its specialty products segment. These combinations of options are designated as cash flow hedges under SFAS 133 of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for 50% to 75% of anticipated crude oil purchases related to our specialty products production. At June 30, 2006, the Company had the following derivatives related to crude oil purchases.

		Average	Average	Average	Average
		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
July 2006	248,000	$57.60	$67.60	$77.60	$87.60
August 2006	248,000	57.76	67.76	77.76	87.76
September 2006	240,000	58.44	68.44	78.44	88.44

Totals	736,000
Average price		$57.93	$67.93	$77.93	$87.93
          At December 31, 2005, the Company had the following derivatives related to crude oil purchases.

		Average	Average	Average	Average
		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2006	248,000	$46.02	$55.57	$65.57	$75.57
February 2006	224,000	46.13	55.71	65.71	75.71
March 2006	248,000	45.64	55.41	65.41	75.41
April 2006	240,000	45.85	55.58	65.58	75.58

Totals	960,000
Average price		$45.90	$55.56	$65.56	$75.56

     Crude Oil Swap Contracts
          The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. Effective April 1, 2006, these contracts were designated as cash flow hedges under SFAS 133 of the future purchase of crude oil. At June 30, 2006, the Company had the following derivatives related to crude oil purchases in its fuel products segment.

		Crude
Crude Oil Swap Contracts Expiration Dates	Barrels	($/Bbl)
Third Quarter 2006	1,043,000	$52.88
Fourth Quarter 2006	818,000	54.51
First Quarter 2007	1,710,000	65.14
Second Quarter 2007	1,728,000	64.68
Third Quarter 2007	1,742,000	65.51
Fourth Quarter 2007	1,742,000	65.51
Calendar Year 2008	5,124,000	65.67
Calendar Year 2009	4,745,000	64.79
Calendar Year 2010	4,015,000	67.74

Totals	22,667,000
Average price		$64.72
      Fuels Product Swap Contracts
           The Company utilizes swap contracts to manage diesel and gasoline price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of fuels production.
     Diesel Swap Contracts
           Effective April 1, 2006, these contracts were designated as cash flow hedges under SFAS 133 of the future sale of diesel and jet fuel. At June 30, 2006, the Company had the following derivatives related to diesel sales in its fuel products segment.

		Diesel
Diesel Swap Contracts Expiration Dates	Barrels	($/Bbl)
Third Quarter 2006	521,500	$61.48
Fourth Quarter 2006	409,000	63.09
First Quarter 2007	1,080,000	81.10
Second Quarter 2007	1,092,000	80.74
Third Quarter 2007	1,102,000	81.36
Fourth Quarter 2007	1,102,000	81.36
Calendar Year 2008	2,562,000	79.92
Calendar Year 2009	2,372,500	78.75
Calendar Year 2010	2,007,500	82.26

Totals	12,248,500
Average price		$79.17
     Gasoline Swap Contracts
          Effective April 1, 2006, these contracts were designated as cash flow hedges under SFAS 133 of the future sale of gasoline. At June 30, 2006, the Company had the following derivatives related to gasoline sales in its fuel products segment.

		Gasoline
Gasoline Swap Contracts Expiration Dates	Barrels	($/Bbl)
Third Quarter 2006	521,500	$61.48
Fourth Quarter 2006	409,000	63.09
First Quarter 2007	630,000	72.09
Second Quarter 2007	636,000	71.38
Third Quarter 2007	640,000	72.67
Fourth Quarter 2007	640,000	72.67
Calendar Year 2008	2,562,000	74.41
Calendar Year 2009	2,372,500	72.72
Calendar Year 2010	2,007,500	75.56

Totals	10,418,500
Average price		$72.62
     Fuels Product Margin (Crack Spread) Swap Contracts
          Additionally, the Company utilizes combinations of options and forward swap contracts to manage fuels product margin (crack spread) price risk and volatility of cash flows. These contracts are not designated as hedges under SFAS 133. For purposes of these swap contracts, crack spread is defined as the difference between the selling price of one barrel of refined product (gasoline or diesel) less the price of one barrel of crude oil, with all component pricing based on standard market indices as defined in the contracts. The Company enters into various combinations of these swap contracts to achieve an approximate 2/1/1 crack spread ratio, which means two barrels of crude oil and one barrel each of gasoline and diesel. At June 30, 2006, the Company had the following fuels product margin derivatives related to its fuel products segment.

		Crack Spread
Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	225,000	$7.05

Totals	225,000
Average price		$7.05
          At December 31, 2005, the Company had the following derivative positions related its fuel products segment. These derivatives have been restructured as of March 31, 2006 as discussed above.

		Crack Spread
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
     Fuels Product Margin (Crack Spread) Collar Contracts
          The Company enters into fuels product margin (crack spread) collar contracts with counterparties whereby the Company purchases a crack spread put option while simultaneously selling a crack spread call option. These crack spread collar contracts require no net premium to be paid by the Company to the counterparties as the premium for the purchased crack spread put option is offset by the premium for the sold crack spread call option. These contracts are not designated as hedges under SFAS 133.

          Fuels product margin collar contracts consisted of the following at June 30, 2006:

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
Third Quarter 2006	685,000	7.59	9.59
Fourth Quarter 2006	685,000	6.30	8.30

Totals	1,370,000
Average price		$6.95	$8.95
          Fuels product margin collar contracts consisted of the following at December 31, 2005:

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
First Quarter 2006	675,000	$7.29	$9.62
Second Quarter 2006	680,000	7.82	10.15
Third Quarter 2006	685,000	7.59	9.59
Fourth Quarter 2006	685,000	6.30	8.30

Totals	2,725,000
Average price		$7.25	$9.41
Natural Gas Swap Contracts
          The Company utilizes forward swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges under SFAS 133 of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of the upcoming fall and winter months’ anticipated natural gas requirements. At June 30, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2006	600,000	$8.09
Fourth Quarter 2006	600,000	$8.87
First Quarter 2007	600,000	$8.87

Totals	1,800,000
Average price		$8.61
          At December 31, 2005, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
First Quarter 2006	600,000	$9.84

Totals	600,000
Average price		$9.84
Interest Rate Swap Contracts
          The Company has entered into a forward swap contract to manage interest rate risk related to its variable priced term loan. The Company hedges 85% of its future interest payments related to this term loan indebtedness. This swap contract is designated as a cash flow hedge under SFAS 133 of the future interest payments. The interest rate swap contract is for 85% of the outstanding term loan balance over its remaining term, with LIBOR fixed at 5.44% per annum. The Company’s term loan facility requires quarterly interest payments at LIBOR plus 3.50% per annum.
5. Contingencies
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
          On July 31, 2006, the Company filed a permit application requesting an air quality permit from the LDEQ which the Company must obtain prior to commencing construction of the Shreveport refinery expansion. Based upon its analysis, the Company expects that it can obtain the state air quality permit by the fourth quarter of 2006 and commence construction at the Shreveport refinery. However, if the Company is unable to obtain the state air quality permit, it will be required to obtain a federal Prevention of Significant Deterioration (“PSD”) permit and it expects that the start of construction would be significantly delayed.
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
     Standby Letters of Credit
          The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of June 30, 2006 and December 31, 2005, the Company had outstanding standby letters of credit of $68,252 and $37,746, respectively. As discussed in Note 6 below, as of June 30, 2006 the Company also had a $50,000 letter of credit outstanding under the letter of credit facility for its fuels hedging program.

6. Long-Term Debt
          Long-term debt consisted of the following:

	Calumet	Predecessor
	June 30,	December 31,
	2006	2005
Borrowings under revolving credit agreement with third-party lenders, interest at prime (8.25% and 7.25%, respectively), interest payments monthly, borrowings due December 2010	$9,243	$92,985
Borrowings under term loan credit agreement with third-party lenders, interest at LIBOR plus 3.50% (8.78% and 7.99%, respectively), interest payments quarterly, borrowings due December 2012	49,750	175,000

Total long-term debt	58,993	267,985
Less current portion of long-term debt	500	500

	$58,493	$267,485

          On December 9, 2005, the Predecessor paid off its existing indebtedness by entering into a $225,000 senior secured revolving credit facility due December 2010 and a $225,000 senior secured first lien credit facility consisting of a $175,000 term loan facility and a $50,000 letter of credit facility to support fuels hedging, which bears interest at 3.50%. These facilities contain financial covenants including a fixed charge coverage ratio and a consolidated leverage ratio. The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory as defined by the revolving credit agreement. The maximum borrowing capacity at June 30, 2006 was $210,875, with $133,381 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries. The net proceeds of our initial public offering (see Note 7) were used to repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700 and repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100. After these repayments, the term loan requires quarterly principal payments of $125 through December 2011 and quarterly principal payments of approximately $11,800 thereafter until maturing in December 2012. The Company is in compliance with all covenants and restrictions defined in these credit agreements. As of June 30, 2006, the Company had issued the entire $50,000 letter of credit under the fuels hedging facility.
          As of June 30, 2006, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2006	$250
2007	500
2008	500
2009	500
2010	9,743
2011 and thereafter	$47,500

Total	$58,993

          On June 19, 2006 and June 22, 2006, the Company amended its credit agreements to increase the amount of permitted capital expenditures with respect to the Shreveport refinery expansion project as well as annual capital expenditure limitations.
7. Partners’ Capital
          On January 31, 2006, the Partnership completed the initial public offering of its common units and sold 5,699,900 of those units to the underwriters in the initial public offering at a price to the public of $21.50 per common unit. The Partnership also sold a total of 750,100 common units to certain relatives of the chairman of our general partner (the “Fehsenfeld Investors”) at a price of $19.995 per common unit. In addition, on February 8, 2006, the Partnership sold an additional 854,985 common units to the underwriters at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by the Partnership (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144,400. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100 and (iii) pay transaction fees and expenses in the amount of approximately $5,600. Underwriting discounts totaled approximately $11,600 (including certain structuring fees paid to certain of the underwriters of approximately $2,400).

          The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and any state income tax on their share of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. During the year ended December 31, 2005, distributions of $7,300 were made to the Predecessor partners. In January 2006, the Predecessor made its final distribution of $6,900 to its partners. Subsequent to January 31, 2006, Calumet’s distribution policy is as defined in the Partnership Agreement. For the quarter ended June 30, 2006, the Company made distributions of $8,000 to its partners.
8. Earnings per Unit
          The Partnership calculates earnings per unit in accordance with SFAS 128, Earnings per Share, as interpreted by Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Under this approach, common and subordinated limited units represent separate classes of limited partner units that require two-class presentation under SFAS No. 128. Therefore, the Partnership calculates basic and diluted earnings per unit on a discrete quarterly basis assuming the minimum quarterly distribution, prorated if necessary, is paid on all common units outstanding and that all undistributed earnings or losses in the period are fully allocated to limited partner units based on their contractual participation rights as if all of the earnings or losses for the period had been distributed.
9. Segments and Related Information
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
          The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2006 (Calumet)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$245,331	$184,594	$429,925	$—	$429,925
Intersegment sales	173,935	11,355	185,290	(185,290)	—

Total sales	$419,266	$195,949	$615,215	$(185,290)	$429,925

Depreciation and amortization	2,961	—	2,961	—	2,961
Income from operations	22,390	14,810	37,200	—	37,200
Reconciling items to net income:
Interest expense					(2,157)
Debt extinguishment costs					—
Loss on derivative instruments					(11,867)
Other					31
Income tax expense					(52)

Net income					23,155

Capital expenditures	$19,478	$—	$19,478	$—	$19,478

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2005 (Predecessor)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$167,497	$134,065	$301,562	$—	$301,562
Intersegment sales	134,426	2,544	136,970	(136,970)	—

Total sales	$301,923	$136,609	$438,532	$(136,970)	$301,562

Depreciation and amortization	3,011	—	3,011	—	3,011
Income from operations	4,319	9,220	13,539	—	13,539
Reconciling items to net income:
Interest expense					(5,091)
Debt extinguishment costs					—
Gain on derivative instruments					10,214
Other					55

Net income					18,717

Capital expenditures	$1,399	$—	$1,399	$—	$1,399

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2006 (Calumet)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$474,988	$352,631	$827,619	$—	$827,619
Intersegment sales	340,112	20,906	361,018	(361,018)	—

Total sales	$815,100	$373,537	$1,188,637	$(361,018)	$827,619

Depreciation and amortization	5,634	—	5,634	—	5,634
Income from operations	41,977	26,307	68,284	—	68,284
Reconciling items to net income:
Interest expense					(6,133)
Debt extinguishment costs					(2,967)
Loss on derivative instruments					(32,662)
Other					230
Income tax expense					(66)

Net income					26,686

Capital expenditures	$22,453	$—	$22,453	$—	$22,453

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2005 (Predecessor)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$309,316	$221,795	$531,111	$—	$531,111
Intersegment sales	228,485	3,558	232,043	(232,043)	—

Total sales	$537,801	$225,353	$763,154	$(232,043)	$531,111

Depreciation and amortization	5,615	—	5,615	—	5,615
Income from operations	7,116	17,167	24,283	—	24,283
Reconciling items to net income:
Interest expense					(9,955)
Debt extinguishment costs					—
Gain on derivative instruments					4,166
Other					94

Net income					18,588

Capital expenditures	$8,332	$—	$8,332	$—	$8,332

	Calumet	Predecessor
	June 30,	December 31,
	2006	2005
Segment assets:
Specialty products	$656,849	$606,023
Fuel products	455,322	375,153

Combined segments	1,112,171	981,176
Eliminations	(719,346)	(581,459)

Total assets	$392,825	$399,717

     b. Geographic Information
          International sales accounted for less than 10% of consolidated sales in each of the three and six months ended June 30, 2006 and 2005.
     c. Product Information
          The Company offers products primarily in four general categories consisting of fuels, lubricants, waxes and solvents. Other includes asphalt and other by-products. The following table sets forth the major product category sales (dollars in thousands):

	Three Months Ended June 30,
	2006	2005
Fuels	$196,104	$143,666
Lubricants	136,066	88,500
Solvents	52,031	34,967
Waxes	16,294	11,092
Other	29,430	23,337

Total sales	$429,925	$301,562

	Six Months Ended June 30,
	2006	2005
Fuels	$374,707	$239,320
Lubricants	268,975	167,535
Solvents	104,391	62,495
Waxes	31,748	19,597
Other	47,798	42,164

Total sales	$827,619	$531,111

     d. Major Customers
          No customer represented 10% or greater of consolidated sales in each of the three and six months ended June 30, 2006 and 2005.
10. Subsequent Events
          On July 5, 2006, the Partnership completed a follow-on public offering of its common units in which it sold 3,300,000 common units to the underwriters of the offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from the sale of an aggregate of 3,300,000 units were $103,519. The use of proceeds from the offering was to: (i) repay all of its borrowings under its revolving credit facility, which were approximately $9,243 as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at the Shreveport refinery and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,620. The general partner contributed $2,218 to retain its 2% general partner interest.
          On July 21, 2006, the Company declared a quarterly cash distribution of $0.45 per unit, or $13,515, for the quarter ended June 30, 2006. The distribution will be paid on August 14, 2006 to the general partner as well as common and subordinated unitholders of record as of the close of business on August 4, 2006. This quarterly distribution of $0.45 equates to $1.80 per unit on an annualized basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The historical consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”) and Calumet Lubricants Co., Limited Partnership (“Predecessor) where applicable. The following discussion analyzes the financial condition and results of operations of Calumet for the three and six months ended June 30, 2006, which includes the financial condition and results of operation of the Predecessor through January 31, 2006. For the three and six months ended June 30, 2005, the analysis of the financial condition and results of operations are of the Predecessor. Unitholders should read the following discussion of the financial condition and results of operations for Calumet and the Predecessor in conjunction with the historical consolidated financial statements and notes of Calumet and the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.
Overview
          We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel fuel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The asphalt and other by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three and six months ended June 30, 2006, approximately 69.8% and 71.2%, respectively, of our gross profit was generated from our specialty products segment and approximately 30.2% and 28.8%, respectively, of our gross profit was generated from our fuel products segment.
          Our fuel products segment began operations in 2004, as we substantially completed the approximately $39.7 million reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty products production as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. As of June 30, 2006, we have hedged 22.9 million barrels of fuel products selling prices through December 2010 at an average refining margin of $10.76 per barrel and average refining margins range from a low of $8.25 in the fourth quarter of 2006 to a high of $12.66 in the third and fourth quarter of 2007. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a detailed listing of our hedge positions.
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
          Production yields. We seek the optimal product mix for each barrel of crude oil we refine in order to maximize our gross profit and minimize lower margin by-products, which we refer to as production yield.
          Specialty products and fuel products gross profit. Specialty products and fuel products gross profit are an important measure of our ability to maximize the profitability of our specialty products and fuel products segments. We define specialty products and fuel products gross profit as sales less the cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which include labor, fuel, utilities, contract services, maintenance and processing materials. Also, included in our sales and cost of sales is the derivative gain or loss on our cash flow hedges related to our fuel products sales and crude oil and natural gas purchases. We use specialty products and fuel products gross profit as an indicator of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase in selling prices typically lags behind the rising costs of crude oil feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate depending on the maintenance and turnaround activities performed during a specific period. Maintenance expense includes accruals for turnarounds and other maintenance expenses.
          On January 31, 2006, we completed the initial public offering of our common units and sold 5,699,900 of those units to the underwriters in the initial public offering at a price to the public of $21.50 per common unit. We also sold a total of 750,100 common units to the Fehsenfeld Investors at a price of $19.995 per common unit. In addition, on February 8, 2006, we sold an additional 854,985 common units to the underwriters at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the our Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by us (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144.4 million. Please read “—Liquidity and Capital Resources” for additional discussion of our use of the proceeds from our initial public offering.
          On July 5, 2006, we completed a follow-on public offering of our common units in which we sold 3,300,000 common units to the underwriters of this offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before our general partner’s capital contribution) from the sale of these units were $103.5 million. The general partner contributed an additional $2.2 million to retain its 2% general partner interest. Please read “—Liquidity and Capital Resources” for additional discussion of our use of the proceeds from our follow-on public offering.

Second Quarter 2006 and Six Months Ended June 30, 2006 Results of Operations
          The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Calumet	Predecessor	Calumet	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total sales volume (bpd)(1)	50,747	49,077	51,425	43,773
Total feedstock runs (bpd)(2)	53,363	51,913	52,869	47,013
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	12,101	11,230	11,899	10,666
Solvents	5,671	5,112	5,012	4,271
Waxes	1,226	849	1,186	867
Asphalt and other by-products	7,911	7,467	6,742	6,484
Fuels	2,612	2,769	2,561	2,583

Total	29,521	27,427	27,400	24,871

Fuel products:
Gasoline	8,987	7,990	9,491	7,200
Diesel	7,018	9,898	7,369	8,851
Jet fuel	6,581	4,778	6,942	4,278
Asphalt and other by-products	604	773	452	433

Total	23,190	23,439	24,254	20,762

Total refinery production	52,711	50,866	51,654	45,633

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(2)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.
          The following table reflects our consolidated results of operations. The following table includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of net income to EBITDA and Adjusted EBITDA and Adjusted EBITDA and EBITDA to cash flow from operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read “—Non-GAAP Financial Measures”.

	Calumet	Predecessor	Calumet	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Sales	$429.9	$301.5	$827.6	$531.1
Cost of sales	371.8	271.0	718.6	474.4

Gross profit	58.1	30.5	109.0	56.7

Operating costs and expenses:
Selling, general and administrative	5.2	5.0	10.1	8.4
Transportation	14.6	9.3	28.5	20.0
Taxes other than income taxes	0.9	0.7	1.8	1.5
Other	0.2	0.2	0.3	0.3
Restructuring, decommissioning and asset impairments	—	1.8	—	2.2

Operating income	37.2	13.5	68.3	24.3

Other income (expense):
Interest expense	(2.1)	(5.1)	(6.1)	(10.0)
Debt extinguishment costs	—	—	(3.0)	—
Realized (loss) gain on derivative instruments	(12.8)	3.6	(15.8)	0.6
Unrealized (loss) gain on derivative instruments	0.9	6.6	(16.8)	3.6
Other	—	0.1	0.2	0.1

Total other income (expense)	(14.0)	5.2	(41.5)	(5.7)

Net income before income taxes	23.2	18.7	26.8	18.6
Income taxes	0.1	—	0.1	—

Net income	$23.1	$18.7	$26.7	$18.6

EBITDA	$28.3	$26.8	$41.5	$34.2

Adjusted EBITDA	$29.4	$22.9	$55.5	$35.0

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA and Adjusted EBITDA are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.
We define EBITDA as net income plus interest expense, taxes and depreciation and amortization. We define Adjusted EBITDA to be Consolidated EBITDA as defined in our credit facilities. Consistent with that definition, Adjusted EBITDA means, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairment in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period. We are required to report Adjusted EBITDA to our lenders under our credit facilities and it is used to determine our compliance with the consolidated leverage test thereunder. We are required to maintain a consolidated leverage ratio of consolidated debt to Adjusted EBITDA, after giving effect to any proposed distributions, of no greater than 3.75 to 1 in order to make distributions to our unitholders.

          EBITDA and Adjusted EBITDA should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following tables present a reconciliation of Net Income to EBITDA and Adjusted EBITDA as well as Adjusted EBITDA and EBITDA to cash flow from operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated:

	Calumet	Predecessor	Calumet	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income	$23.1	$18.7	$26.7	$18.6
Add:
Interest expense and debt extinguishment costs	2.1	5.1	9.1	10.0
Depreciation and amortization	3.0	3.0	5.6	5.6
Income tax expense	0.1	—	0.1	—

EBITDA	$28.3	$26.8	$41.5	$34.2

Add:
Unrealized loss (gain) from mark to market accounting for hedging activities	$(0.1)	$(6.6)	$17.5	$(3.6)
Non-cash impact of restructuring, decommissioning and asset impairments	—	1.3	—	1.6
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	1.2	1.4	(3.5)	2.8

Adjusted EBITDA	$29.4	$22.9	$55.5	$35.0

	Calumet	Predecessor
	Six Months Ended
	June 30,
	2006	2005
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Adjusted EBITDA	$55.5	$35.0
Add:
Unrealized (loss) gain from mark to market accounting for hedging activities	$(17.5)	$3.6
Non-cash impact of restructuring, decommissioning and asset impairments	—	(1.6)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	3.5	(2.8)

EBITDA	$41.5	$34.2

Add:
Unrealized loss (gain) from mark to market account for hedging activities	16.8	(3.6)
Interest expense	(6.1)	(10.0)
Income taxes	(0.1)	—
Provision for doubtful accounts	0.2	0.2
Restructuring charge	—	1.7
Changes in operating working capital:
Accounts receivable	(18.7)	(36.3)
Inventory	3.9	(21.6)
Other current assets	14.5	4.1
Derivative activity	1.6	1.7
Accounts payable	42.8	(32.5)
Other current liabilities	(1.6)	5.2
Other, including changes in noncurrent assets and liabilities	4.0	(0.1)

Net cash provided by (used in) operating activities	$98.8	$(57.0)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
          Sales. Sales increased $128.4 million, or 42.6%, to $429.9 million in the three months ended June 30, 2006 from $301.6 million in the three months ended June 30, 2005. Sales for each of our principal product categories in these periods were as follows:

	Calumet	Predecessor
	Three Months Ended June 30,
	2006	2005	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$136.1	$88.5	53.7%
Solvents	52.0	35.0	48.8%
Waxes	16.3	11.1	47.1%
Fuels(1)	14.3	12.9	10.7%
Asphalt and by-products(2)	26.6	20.0	33.0%

Total specialty products	245.3	167.5	46.5%

Total specialty products volume (in barrels)	2,440,000	2,318,000	5.3%
Fuel products:
Gasoline	$77.7	$50.4	54.3%
Diesel	57.0	55.3	3.0%
Jet fuel	47.1	25.1	88.0%
Asphalt and by-products(3)	2.8	3.3	(15.9%)

Total fuel products	184.6	134.1	37.7%

Total fuel products sales volumes (in barrels)	2,178,000	2,148,000	1.4%
Total sales	$429.9	$301.6	42.6%

Total sales volumes (in barrels)	4,618,000	4,466,000	3.4%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents asphalt and other by-products produced in connection with the production of fuels at the Shreveport refinery.
          This $128.4 million increase in sales resulted from a $77.8 million increase in sales by our specialty products segment and a $50.5 million increase in sales by our fuel products segment.
          Specialty products segment sales for the three months ended June 30, 2006 increased $77.8 million, or 46.5%, primarily due to a 39.1% increase in the average selling price per barrel. In addition, specialty products segment sales were positively affected by a 5.3% increase in volumes sold, from approximately 2.3 million barrels in the second quarter of 2005 to 2.4 million barrels in the second quarter of 2006. This increase was driven by increased volume of 0.1 million barrels for lubricating oils partially offset by decreased sales volume for fuels and asphalt and by-products that are produced by the specialty products segment. Average selling prices per barrel for lubricating oils, fuels, and asphalt by-product prices increased at rates comparable to or in excess of the overall 33.1% increase in the cost of crude oil per barrel during the period, whereas solvents and waxes increased by only 29.7% and 29.0%, respectively, due to market conditions.
          Fuel products segment sales for the three months ended June 30, 2006 increased $50.5 million, or 37.7%, primarily due to a 41.4% increase in the average selling price per barrel. Average selling prices per barrel for gasoline and diesel increased at rates comparable to or in excess of the overall 33.7% increase in the cost of crude oil per barrel during the period, whereas jet fuel and asphalt and other by-products increased by 31.1% and 32.6%, respectively, due to market conditions. This increase due to pricing was partially offset by the recognition of $7.7 million of derivative losses on our fuel products cash flow hedges in sales. Sales volume for the fuel products segment was relatively unchanged, increasing by 1.4% over the prior period.
          Gross Profit. Gross profit increased $27.5 million, or 90.2%, to $58.1 million for the three months ended June 30, 2006 from $30.5 million for the three months ended June 30, 2005. Gross profit for our specialty and fuel products segments were as follows:

	Calumet	Predecessor
	Three Months Ended June 30,
	2006	2005	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$40.5	$20.6	96.5%
Percentage of sales	16.5%	12.3%
Fuel products	$17.6	$9.9	77.0%
Percentage of sales	9.5%	7.4%
Total gross profit	$58.1	$30.5	90.2%
Percentage of sales	13.5%	10.1%
          This $27.5 million increase in total gross profit includes an increase in gross profit of $19.9 million in our specialty product segment and $7.6 million in our fuel products segment.
          The increase in our specialty products segment gross profit was primarily due to the average selling price increasing 6.0% more than the average cost of crude as well as an improved product mix resulting from decreased sales volume of asphalt and by-products. This was driven primarily by increased gross profit for lubricating oils. In addition, specialty products segment gross profit was positively affected by the recognition of $1.1 million of derivative gains on our crude oil cash flow hedges and natural gas swap contracts as well as lower operating costs.
          The increase in our fuel products segment gross profit was primarily driven by the average selling price increasing by 7.7% more than the average cost of crude as well as an improved product mix resulting from decreased sales volume of asphalt and by-products. This was driven primarily by increased gross profit for gasoline. Average selling prices per barrel for gasoline and diesel increased at rates comparable to or in excess of the overall 33.7% increase in the cost of crude oil per barrel during the period, whereas jet fuel as well as asphalt and other by-products increased by only 31.1% and 32.6%, respectively, due to market conditions. These price increases were partially offset by decreased diesel sales volume and were also partially offset by the recognition of $5.7 million of derivative losses from our crude oil and fuel products cash flow hedges. The segment’s gross profit was also positively affected by lower operating costs.
          Selling, general and administrative. Selling, general and administrative expenses increased $0.2 million, or 4.1%, to $5.2 million in the three months ended June 30, 2006 from $5.0 million in the three months ended June 30, 2005. This increase primarily reflects increased general and administrative costs incurred subsequent to our initial public offering and increased employee compensation costs, partially offset by lower miscellaneous selling, general and administrative costs.
          Transportation. Transportation expenses increased $5.3 million, or 57.4%, to $14.6 million in the three months ended June 30, 2006 from $9.3 million in the three months ended June 30, 2005. The quarter over quarter increase in transportation expenses is due to the increase in volumes of our specialty products segment as well as significant price increases for rail services that became effective during the quarter. The majority of our transportation expenses are reimbursed by our customers and is reflected in sales.
          Restructuring, decommissioning and asset impairments. Restructuring, decommissioning and asset impairment expenses were $1.8 million for the three months ended June 30, 2005, and we incurred no such expenses in 2006. The charges recorded in 2005 related to asset impairment of the Reno wax packaging assets. No assets impairments have occurred in 2006.
          Interest expense. Interest expense decreased $2.9 million, or 57.6%, to $2.2 million in the three months ended June 30, 2006 from $5.1 million in the three months ended June 30, 2005. This decrease was primarily due to our debt refinancing in December 2005 and the repayment of debt with the proceeds of our initial public offering, which occurred on January 31, 2006, as well as with cash flows from operations.
          Realized (loss) gain on derivative instruments. Realized gain on derivative instruments decreased $16.4 million to a $12.7 million loss in the three months ended June 30, 2006 from a $3.7 million gain for the three months ended June 30, 2005. This decrease primarily was the result of the settlement of a new mix of crude and fuel products margin collar contracts, which have experienced decreases in market value upon settlement during the second quarter of 2006 as compared to the same period in 2005.
          Unrealized (loss) gain on derivative instruments. Unrealized gain on derivative instruments decreased $5.7 million, or 155.5%, to a $0.9 million gain in the three months ended June 30, 2006 from a $6.6 million gain for the three months ended June 30, 2005. The $0.9 million unrealized gain for the second quarter of 2006 was primarily the result of the reclassification of $5.7 million to realized (loss) gain on derivative instruments of the settlement value of certain expired derivative contracts that were recorded to unrealized (loss) gain on derivative instruments in a prior period. This increase was partially offset by the ineffective portion of the crude oil, gasoline and diesel derivative contracts during the second quarter of 2006, which resulted in $3.8 million of unrealized loss on derivative instruments.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
          Sales. Sales increased $296.5 million, or 55.8%, to $827.6 million in the six months ended June 30, 2006 from $531.1 million in the six months ended June 30, 2005. Sales for each of our principal product categories in these periods were as follows:

	Calumet	Predecessor
	Six Months Ended June 30,
	2006	2005	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$269.0	$167.5	60.5%
Solvents	104.4	62.5	67.1%
Waxes	31.7	19.6	62.1%
Fuels(1)	26.1	24.6	6.0%
Asphalt and by-products(2)	43.8	35.1	24.8%

Total specialty products	475.0	309.3	53.6%

Total specialty products volume (in barrels)	4,857,000	4,350,000	11.6%
Fuel products:
Gasoline	$149.7	$78.3	91.2%
Diesel	112.9	96.1	17.5%
Jet fuel	86.0	40.3	113.2%
Asphalt and by-products(3)	4.0	7.1	(43.5%)

Total fuel products	352.6	221.8	59.0%

Total fuel products sales volumes (in barrels)	4,451,000	3,573,000	24.7%
Total sales	$827.6	$531.1	55.8%

Total sales volumes (in barrels)	9,308,000	7,923,000	17.5%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents asphalt and other by-products produced in connection with the production of fuels at the Shreveport refinery.
          This $296.5 million increase in sales resulted from a $165.7 million increase in sales by our specialty products segment and a $130.8 million increase in our fuel products segment.
          Specialty products segment sales for the six months ended June 30, 2006 increased $165.7 million, or 53.6%, primarily due to a 37.5% increase in the average selling price per barrel. In addition, specialty products segment sales were positively affected by a 11.6% increase in volumes sold, from approximately 4.4 million barrels in the six months ended June 30, 2005 to 4.9 million barrels in the six months ended June 30, 2006 due to increased volume of 0.4 and 0.2 million barrels for lubricating oils and solvents, respectively, partially offset by decreased sales volume for fuels and asphalt and by-products that are produced by the specialty products segment. Average selling prices per barrel for lubricating oils, solvents, fuels and asphalt and by-product prices increased at rates comparable to or in excess of the overall 28.9% increase in the cost of crude oil per barrel during the period, whereas waxes increased by 25.5% due to market conditions.
          Fuel products segment sales for the six months ended June 30, 2006 increased $130.8 million, or 59.0%, primarily due to a 30.4% increase in the average selling price per barrel. Average selling prices per barrel for gasoline increased at rates comparable to or in excess of the overall 29.4% increase in the cost of crude oil per barrel during the period, whereas diesel, jet fuel and asphalt and other by-products increased by 28.9%, 28.8%, and 16.9%, respectively, due to market conditions. The fuel products segment sales were also positively affected by a 24.7% increase in volumes attributable to the ramp-up of our fuels operations at the Shreveport refinery in the first quarter of 2005. This ramp-up resulted in increased combined sales volume for gasoline and jet fuel of 1.1 million barrels for the six months ended June 30, 2006. This increase due to pricing and volume was partially offset by the recognition of $7.7 million of realized derivative losses on our fuel products cash flow hedges in sales.
          Gross Profit. Gross profit increased $52.4 million, or 92.4%, to $109.0 million for the six months ended June 30, 2006 from $56.7 million for the six months ended June 30, 2005. Gross profit for our specialty and fuel products segments were as follows:

	Calumet	Predecessor
	Six Months Ended June 30,
	2006	2005	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$77.6	$38.3	102.6%
Percentage of sales	16.3%	12.4%
Fuel products	$31.4	$18.4	71.3%
Percentage of sales	8.9%	8.3%
Total gross profit	$109.0	$56.7	92.4%
Percentage of sales	13.2%	10.7%
          This $52.4 million increase in total gross profit includes an increase in gross profit of $39.3 million in our specialty product segment and $13.1 million in our fuels product segment.
          The increase in our specialty products segment gross profit was primarily the average selling price increasing 8.6% more than the average cost of crude oil. This was driven primarily by increased gross profit for lubricating oils and solvents. The sales price increases were partially offset by the recognition of $0.3 million of derivative losses on our crude oil cash flow hedges and natural gas swap contracts. The segment’s gross profit was also positively affected by lower operating costs.
          The increase in our fuel products segment gross profit was primarily driven by increased gross profit per barrel of fuel products the average selling price increasing 1.0% more than the average cost of crude as well as an improved product mix resulting from decreased sales volume of asphalt and by-products. This was driven primarily by increased gross profit for gasoline and diesel. Average selling prices per barrel for gasoline increased at rates comparable to or in excess of the overall 29.4% increase in the cost of crude oil per barrel during the period, whereas diesel, jet fuel as well as asphalt and other by-products increased by only 28.9%, 28.8%, and 16.9%, respectively, due to market conditions. The fuel products segment gross profit was also positively affected by a 24.7% increase in volumes attributable to the rampup of our fuels operations at the Shreveport refinery in the first quarter of 2006. These sales price and volume increases were partially offset by the recognition of $5.7 million of derivative losses on our crude oil and fuel products cash flow hedges. The segment’s gross profit was also positively affected by lower operating costs.
          Selling, general and administrative. Selling, general and administrative expenses increased $1.7 million, or 20.7%, to $10.1 million in the six months ended June 30, 2006 from $8.4 million in the six months ended June 30, 2005. This increase primarily reflects increased general and administrative costs incurred subsequent to our initial public offering and increased employee compensation costs.
          Transportation. Transportation expenses increased $8.5 million, or 42.6%, to $28.5 million in the six months ended June 30, 2006 from $20.0 million in the six months ended June 30, 2005. The increase in transportation expenses over the period is due to the increase in volumes for our specialty products segment for six months end June 30, 2006 compared to the same period in 2005, as well as significant price increases for rail services. The majority of our transportation expenses are reimbursed by our customers and is reflected in sales.
          Restructuring, decommissioning and asset impairments. Restructuring, decommissioning and asset impairment expenses were $2.2 million for the six months ended June 30, 2005, and we incurred no such expenses in 2006. The charges recorded in 2005 related to asset impairment of the Reno wax packaging assets. No assets impairments have occurred in 2006.
          Interest expense. Interest expense decreased $3.8 million, or 38.4%, to $6.1 million in the six months ended June 30, 2006 from $10.0 million in the six months ended June 30, 2005. This decrease was primarily due to our debt refinancing in December 2005 and the repayment of debt with the proceeds of our initial public offering, which occurred on January 31, 2006, as well as cash flows from operations.

          Debt extinguishment costs. Debt extinguishment costs increased to $3.0 million for the six months ended June 30, 2006 compared to no debt extinguishment costs for the six months ended June 30, 2005, as a result of the repayment of a portion of borrowings under the Company’s term loan and revolving credit facilities using the proceeds of the Company’s initial public offering, which occurred on January 31, 2006.
          Realized (loss) gain on derivative instruments. Realized gain on derivative instruments decreased $16.4 million to a $15.8 million loss in the six months ended June 30, 2006 from a $0.6 million gain in the six months ended June 30, 2005. This decrease primarily was the result of the settlement of a new mix of crude and fuel product margin collar contracts, which have experienced decreases in market value upon settlement during the six months ended June 30, 2006 as compared to the same period for 2005.
          Unrealized (loss) gain on derivative instruments. Unrealized gain on derivative instruments decreased $20.4 million, to a $16.8 million loss in the six months ended June 30, 2006 from a $3.6 million unrealized gain for the six months ended June 30, 2005. The $16.8 million unrealized loss for the six months ended June 30, 2006 was primarily the result of declines in market value of $17.7 million for crude oil, gasoline, and diesel swap contracts for the three months ended March 31, 2006 prior to their designation as cash flow hedges on April 1, 2006. In addition, the unrealized loss was the result of recognizing the ineffective portion of crude oil, gasoline and diesel derivative contracts during the second quarter of 2006, which resulted in $3.8 million of unrealized loss on derivative instruments.
Liquidity and Capital Resources
          Our principal sources of cash have included the issuance of equity, private debt, bank borrowings and cash flow from operations. Our principal uses of cash have included financing working capital, capital expenditures, distributions to our unitholders and debt service.
     Cash Flows
          After consideration of the follow-on public offering completed on July 5, 2006 as discussed in Note 10 to the unaudited condensed consolidated financial statements, we believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, distributions, contingencies and anticipated capital expenditures. Acquisitions or significant capital improvement expenditures other than the Shreveport expansion project discussed herein would likely be financed through long-term borrowings, other debt financings, equity offerings, and/or cash on hand. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flows would likely produce a corollary materially adverse effect on our borrowing capacity.
          The following table summarizes our primary sources and uses of cash in the periods presented:

	Calumet	Predecessor
	Six Months Ended June 30,
	2006	2005
	(In millions)
Net cash provided by (used in) operating activities	$98.8	$(57.0)
Net cash used in investing activities	(22.4)	(8.3)
Net cash provided by (used in) financing activities	$(88.0)	$50.7
          Operating Activities. Operating activities provided $98.8 million in cash during the six months ended June 30, 2006 compared to $57.0 million used in operating activities during the six months ended June 30, 2005. The cash provided by operating activities during the six months ended June 30, 2006 primarily consisted of net income after adjusting for non-cash items of $52.4 million and $46.4 million of working capital improvements. Net income after adjustments for non-cash items was primarily the result of net income of $26.7 million, an unrealized loss on derivative instruments of $16.8 million, and depreciation and amortization of $5.6 million. The improvements in working capital were primarily due to a $42.8 million increase in accounts payable due to improvements in payment terms with suppliers and the issuance of letters of credit and a $1.3 million decrease in current assets, offset by decreases in other current liabilities of $1.6 million. The cash used in operating activities during the six months ended June 30, 2005 was primarily due to the build up of working capital as a result of the ramp-up of the fuels operations at the Shreveport refinery.
          Investing Activities. Cash used in investing activities increased to $22.4 million during the six months ended June 30, 2006 as compared to $8.3 million during the six months ended June 30, 2005. This increase was primarily due to the $17.5 million of additions to property, plant and equipment related to the Shreveport refinery expansion project incurred during the second quarter of 2006, with no comparable expenditures in 2005.
          Financing Activities. Financing activities used cash of $88.0 million for the six months ended June 30, 2006 compared to providing $50.7 million for the six months ended June 30, 2005. This decrease is primarily due to the use of cash from operations to pay down debt by $70.2 million in the six months ended June 30, 2006 and to make distributions to partners of $14.9 million. In addition, we used the proceeds of our initial public offering to pay down debt by $138.7 million.
     Capital Expenditures
          Our capital expenditure requirements consist of capital improvement expenditures, replacement capital expenditures and capital environmental expenditures. Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity. Replacement capital expenditures replace worn out or obsolete equipment or parts. Environmental capital expenditures include property additions to meet or exceed environmental and operating regulations. We expense all maintenance costs with major maintenance and repairs (facility turnarounds) accrued in advance over the period between turnarounds.
          The following table sets forth our capital improvement expenditures, replacement capital expenditures and environmental capital expenditures in each of the periods shown.

	Calumet	Predecessor
	Six Months Ended
	June 30,
	2006	2005
Capital improvement expenditures	$20.2	$7.0
Replacement capital expenditures	$1.2	1.3
Environmental capital expenditures	$1.1	—

Total	$22.5	$8.3

          We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand.
          We have commenced an expansion project at our Shreveport refinery to increase its throughput capacity and its production of specialty products. The expansion project involves several of the refinery’s operating units and is estimated to result in a crude oil throughput capacity increase of approximately 15,000 bpd, bringing total crude oil throughput capacity of the refinery to approximately 57,000 bpd. Subject to receipt of necessary permits that would enable us to commence construction in the fourth quarter of 2006, the expansion is expected to be completed and fully operational in the third quarter of 2007.
          As part of the Shreveport refinery expansion project, we plan to increase the Shreveport refinery’s capacity to process an additional 8,000 bpd of sour crude oil, bringing total capacity to process sour crude oil to 13,000 bpd. Of the anticipated 57,000 bpd throughput rate upon completion of the expansion project, we expect the refinery to process approximately 42,000 bpd of sweet crude oil and 13,000 bpd of sour crude oil, with the remainder coming from interplant feedstocks.
          The Shreveport refinery expansion project cannot commence construction until we receive an air quality permit authorizing various air emissions following the project’s completion. Based on our analysis, we expect that we can obtain a state air quality permit and will not be required to obtain a federal PSD permit. During the second quarter of 2006, we began purchasing equipment for the project and have spent a total of $17.5 million on capital expenditures for the expansion through June 30, 2006. In July 2006, we filed an application for an air quality permit from the Louisiana Department of Environmental Quality. We expect to receive the permit and commence construction in the fourth quarter of 2006 and put the project into service by the end of the third quarter of 2007. Also, in July 2006 we completed a follow-on public offering of 3.3 million common units raising $103.5 million to fund the majority of this project.
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
          At June 30, 2006 we had borrowings of $49.8 million under our term loan and $9.2 million under our revolving credit facility. Our letters of credit outstanding as of June 30, 2006 were secured by $68.3 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility.
          The secured revolving credit facility currently bears interest at prime or LIBOR plus 150 basis points (which basis point margin may fluctuate), has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in December 2010. On June 30, 2006, we had availability on our revolving credit facility of $133.4 million, based upon its $210.9 million borrowing base, $68.3 million in outstanding letters of credit, and borrowings of $9.2 million.
          The term loan facility was fully drawn at the time of the refinancing. The term loan facility bears interest at a rate of LIBOR plus 350 basis points and the letter of credit facility to support crack spread hedging bears interest at a rate of 3.50%. The term loan facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory and matures in December 2012. Under the terms of our term loan facility, we applied a portion of the net proceeds we received from our initial public offering and the underwriters’ over-allotment option as a repayment of the term loan facility, and are required to make mandatory repayments of approximately $0.1 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2006 and ending with the fiscal quarter ending December 31, 2011. At the end of each fiscal quarter in 2012 we are required to make mandatory repayments of approximately $11.8 million per quarter, with the remainder of the principal due at maturity. On April 24, 2006, the Company entered into an interest rate swap agreement with a counterparty to fix the LIBOR component of the interest rate on a portion of outstanding borrowings under its term loan facility. The notional amount of the interest rate swap agreement is 85% of the outstanding term loan balance over its remaining term, with LIBOR fixed at 5.44%. Borrowings under the term loan facility bear interest at LIBOR plus 3.50%.
          Our letter of credit facility to support crack spread hedging is secured by a first priority lien on our fixed assets. As long as this first priority lien is in effect, we will have no obligation to post additional cash, letters of credit or other collateral to supplement this $50.0 million letter of credit to secure our crack spread hedges at any time, even if our counterparty’s exposure to our credit increases over the term of the hedges as a result of higher commodity prices.
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

          In addition, our credit agreements contain various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; make certain acquisitions and investments; make capital expenditures above specified amounts; redeem or prepay other debt or make other restricted payments such as dividends to unitholders; enter into transactions with affiliates; enter into a merger, consolidation or sale of assets; and cease our refining margin hedging program (our lenders have required us to obtain and maintain derivative contracts for fuel products margins in our fuel products segment for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production). On June 19 and 22, 2006, the Company amended its credit agreements to increase the amount of permitted capital expenditures with respect to the Shreveport refinery expansion project as well as annual capital expenditure limitations.
          If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. As of June 30, 2006, the Company is in compliance with all debt covenants and has adequate liquidity to conduct its business.
     Equity Transactions
          On January 31, 2006, we completed the initial public offering of our common units and sold 5,699,900 of those units to the underwriters in the initial public offering at a price to the public of $21.50 per common unit. We also sold a total of 750,100 common units to the Fehsenfeld Investors at a price of $19.995 per common unit. In addition, on February 8, 2006, we sold an additional 854,985 common units to the underwriters at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the our Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by the us (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144.4 million. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125.7 million, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13.1 million and (iii) pay transaction fees and expenses in the amount of approximately $5.6 million. Underwriting discounts totaled approximately $11.6 million (including certain structuring fees paid to certain of the underwriters of approximately $2.4 million).
          On July 5, 2006, we completed a follow-on public offering of common units in which we sold 3,300,000 common units to the underwriters of this offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before our general partner’s capital contribution) from the sale these 3,300,000 units were $103.5 million. The net proceeds were used to: (i) repay all of our borrowings under its revolving credit facility, which were approximately $9.2 million as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at our Shreveport refinery and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4.6 million. The general partner contributed an additional $2.2 million to retain its 2% general partner interest.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. As of June 30, 2006, we had approximately $59.0 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of June 30, 2006 would be expected to have an impact on net income and cash flows for 2006 of approximately $0.6 million.
The Company has entered into a forward swap contract to manage interest rate risk related to its variable priced term loan. The Company hedges 85% of its future interest payments related to this term loan indebtedness.

     Commodity Price Risk
          Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel and specialty products.
     Crude Oil Price Volatility
          We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $9.8 million and our fuel product segment cost of sales by $8.7 million on an annual basis based on our results for the three months ended June 30, 2006.
     Crude Oil Hedging Policy
          Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can take into account the cost of crude oil in setting prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments. Our policy is generally to enter into crude oil contracts for three to six months forward and for 50% to 70% of our anticipated crude oil purchases related to our specialty products production and for up to five years and no more than 75% of our fuel products production.
     Natural Gas Price Volatility
          Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $2.4 million on an annual basis based on our results for the three months ended June 30, 2006.
     Natural Gas Hedging Policy
          In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months.
     Fuel Products Selling Price Volatility
          We are exposed to significant fluctuations in the price of gasoline, diesel fuel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our fuel products segment sales by $8.7 million on an annual basis based on our results for the three months ended June 30, 2006.
     Fuel Products Hedging Policy
In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, we enter into fuels product swap collar contracts. Our policy is to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels production, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production.
Until March 31, 2006, the historical impact of fair value fluctuations in our derivative instruments has been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our consolidated statements of operations. Effective April 1, 2006, we have restructured and designated certain derivative contracts for our fuel products segment as cash flow hedges under SFAS

133 of gasoline, diesel fuel, and jet fuel sales, and the effective portion of these hedges is recorded in accumulated other comprehensive (loss) income until the underlying transaction hedged is recognized in the statements of operations.
          The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. Please read “Derivatives” in Note 4 to our unaudited condensed consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.
     Existing Derivative Instruments
          The following tables provide information about our derivative instruments as of June 30, 2006:

		Crude
Crude Oil Swap Contracts Expiration Dates	Barrels	($/Bbl)
Third Quarter 2006	1,043,000	$52.88
Fourth Quarter 2006	818,000	54.51
First Quarter 2007	1,710,000	65.14
Second Quarter 2007	1,728,000	64.68
Third Quarter 2007	1,742,000	65.51
Fourth Quarter 2007	1,742,000	65.51
Calendar Year 2008	5,124,000	65.67
Calendar Year 2009	4,745,000	64.79
Calendar Year 2010	4,015,000	67.74

Totals	22,667,000
Average price		$64.72

		Diesel
Diesel Swap Contracts Expiration Dates	Barrels	($/Bbl)
Third Quarter 2006	521,500	$61.48
Fourth Quarter 2006	409,000	63.09
First Quarter 2007	1,080,000	81.10
Second Quarter 2007	1,092,000	80.74
Third Quarter 2007	1,102,000	81.36
Fourth Quarter 2007	1,102,000	81.36
Calendar Year 2008	2,562,000	79.92
Calendar Year 2009	2,372,500	78.75
Calendar Year 2010	2,007,500	82.26

Totals	12,248,500
Average price		$79.17

		Gasoline
Gasoline Swap Contracts Expiration Dates	Barrels	($/Bbl)
Third Quarter 2006	521,500	$61.48
Fourth Quarter 2006	409,000	63.09
First Quarter 2007	630,000	72.09
Second Quarter 2007	636,000	71.38
Third Quarter 2007	640,000	72.67
Fourth Quarter 2007	640,000	72.67
Calendar Year 2008	2,562,000	74.41
Calendar Year 2009	2,372,500	72.72
Calendar Year 2010	2,007,500	75.56

Totals	10,418,500
Average price		$72.62

		Crack Spread
Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2007	225,000	$7.05

Totals	225,000
Average price		$7.05
          The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel, gasoline, and crack spread swaps disclosed above.

		Implied Crack
Swap Contracts Expiration Dates	Barrels	Spread ($/Bbl)
Third Quarter 2006	1,043,000	$8.61
Fourth Quarter 2006	1,043,000	8.25
First Quarter 2007	1,710,000	12.64
Second Quarter 2007	1,728,000	12.62
Third Quarter 2007	1,742,000	12.66
Fourth Quarter 2007	1,742,000	12.66
Calendar Year 2008	5,124,000	11.49
Calendar Year 2009	4,745,000	10.94
Calendar Year 2010	4,015,000	11.17

Totals	22,892,000
Average price		$11.39

		Put Option	Call Option
		Strike Price	Strike Price
Fuel Products Segment Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
Third Quarter 2006	685,000	$7.59	$9.59
Fourth Quarter 2006	685,000	6.30	8.30

Totals	1,370,000
Average price		$6.95	$8.95

		Average	Average	Average	Average
		Lower Put	Upper Put	Call Floor	Call Ceiling
Specialty Products Segment Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
July 2006	248,000	$57.60	$67.60	$77.60	$87.60
August 2006	248,000	57.76	67.76	77.76	87.76
September 2006	240,000	58.44	68.44	78.44	88.44

Totals	736,000
Average price		$57.93	$67.93	$77.93	$87.93

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2006	600,000	$8.09
Fourth Quarter 2006	600,000	$8.87
First Quarter 2007	600,000	$8.87

Totals	1,800,000
Average price		$8.61
          As of August 4, 2006, the Company has added the following derivative instruments to the above transactions:

		Crude
Crude Oil Swap Contracts Expiration Dates	Barrels	($/Bbl)
Calendar Year 2008	728,000	$79.00

Totals	728,000
Average price		$79.00

		Diesel
Diesel Swap Contracts Expiration Dates	Barrels	($/Bbl)
Calendar Year 2008	364,000	$97.00

Totals	364,000
Average price		$97.00

		Gasoline
Gasoline Swap Contracts Expiration Dates	Barrels	($/Bbl)
Calendar Year 2008	364,000	$89.00

Totals	364,000
Average price		$89.00

		Lower Put	Upper Put	Call Floor	Call Ceiling
Specialty Products Segment Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
October 2006	248,000	$62.38	$72.38	$82.38	$92.38
November 2006	62,000	63.15	73.15	83.15	93.15

Totals	310,000
Average price		$62.53	$72.53	$82.53	$92.53

Item 4. Controls and Procedures
          (a) Evaluation of disclosure controls and procedures.
          Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
Our asset reconfiguration and enhancement initiatives, including the planned expansion project at our Shreveport refinery, may not result in revenue or cash flow increases, may be subject to significant cost overruns and are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, operating results, cash flows and financial condition.
          We plan to grow our business through the reconfiguration and enhancement of our refinery assets. As a specific current example, we plan to commence construction of an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility. This construction project and the construction of other additions or modifications to our existing refineries involve numerous regulatory, environmental, political, legal and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. As a result, these projects may not be completed at the budgeted cost, on schedule or at all. In particular, the Shreveport refinery expansion construction cannot commence until we receive an air quality permit relating to various air emissions following the project’s completion. Although we currently expect to be able to obtain a state air quality permit and commence construction in the fourth quarter of 2006, if we are required to instead seek a federal PSD permit, commencement and completion of the construction project would be substantially delayed.
          Regardless of the date on which construction commences, we currently anticipate that our expansion project at the Shreveport refinery will cost approximately $110 million, but we may suffer significant delays to the expected completion date or significant cost overruns as a result of a delay in the receipt of the required air permit, shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues. Thus, construction to expand our Shreveport refinery or construction of other additions or modifications to our existing refineries may occur over an extended period of time, and we may not receive any material increases in revenues and cash flows until the projects are completed, or at all. Until the Shreveport expansion project is put into commercial service and increases our cash flow from operations on a per unit basis, we will be able to issue only 3,233,000 additional common units without obtaining unitholder approval, thereby limiting our ability to raise additional capital through the sale of common units.
Our common units have a limited trading history and a limited trading volume compared to other units representing limited partner interests.

          Our common units are traded publicly on the NASDAQ National Market under the symbol “CLMT.” However, our common units have a limited trading history and daily trading volumes for our common units are, and may continue to be, relatively small compared to many other units representing limited partner interests quoted on the NASDAQ. The price of our common units may continue to be volatile.
          The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:
•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in commodity prices or refining margins;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units after this offering or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.

Item 6. Exhibits
          The following documents are filed as exhibits to this Form 10-Q:

Exhibit
Number		Description
3.1	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734).

10.1	—	First Amendment, dated April 6, 2006, to the Revolving Credit Facility dated as of December 9, 2005, among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries and the lenders party thereto. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q) filed with the Commission on May 15, 2006 (File No 000-51734).

10.2	—	First Amendment, dated as of June 19, 2006, to term loan Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership, as Borrower, and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Guarantors, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2006 (File No 000-51734).

10.3	—	Second Amendment, dated as of June 19, 2006, to revolving Credit Agreement dated as of December 9, 2005 among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 22, 2006 (File No 000-51734).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II

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

Date: August 14, 2006

Index to Exhibits

Exhibit
Number		Description
3.1	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734).

10.1	—	First Amendment, dated April 6, 2006, to the Revolving Credit Facility dated as of December 9, 2005, among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries and the lenders party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q) filed with the Commission on May 15, 2006 (File No 000-51734).

10.2	—	First Amendment, dated as of June 19, 2006, to term loan Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership, as Borrower, and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Guarantors, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2006 (File No 000-51734).

10.3	—	Second Amendment, dated as of June 19, 2006, to revolving Credit Agreement dated as of December 9, 2005 among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 22, 2006 (File No 000-51734).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II