Form 10-Q
period 2006-09-30
Calumet Specialty Products Partners, L.P.
filed 2006-11-13
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO
Commission File Number: 000-51734
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
     At November 13, 2006, the registrant had 16,366,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — SEPTEMBER 30, 2006 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s expected completion date, the estimated cost, and the resulting increases in production levels, (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, (iii) the estimated date for obtaining the air permit for the Shreveport refinery expansion project, and (iv) the estimate of when our increased costs associated with the usage of certain gasoline blendstocks will end, as well as other matters discussed in this Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this quarterly report and in our Annual Report on Form 10-K filed on March 20, 2006. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
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
     References in this Form 10-Q to “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-Q refer to Calumet Lubricants Co., Limited Partnership. The results of operations for the nine months ended September 30, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Calumet	Predecessor
	September 30, 2006	December 31, 2005
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash	$100,282	$12,173
Accounts receivable:
Trade, less allowance for doubtful accounts of $850 and $750, respectively	115,461	109,757
Other	6,259	5,537

	121,720	115,294

Inventories	98,422	108,431
Prepaid expenses	2,258	10,799
Derivative assets	15,932	3,359
Deposits and other current assets	5,854	8,851

Total current assets	344,468	258,907
Property, plant and equipment, net	158,889	127,846
Other noncurrent assets, net	3,485	12,964

Total assets	$506,842	$399,717

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$81,485	$44,759
Accrued salaries, wages and benefits	4,467	8,164
Turnaround costs	4,837	2,679
Taxes payable	8,083	4,209
Other current liabilities	2,861	2,418
Current portion of long-term debt	500	500
Distributions payable	16,771	—
Derivative liabilities	9,490	30,449

Total current liabilities	128,494	93,178
Long-term debt, less current portion	49,159	267,485

Total liabilities	177,653	360,663

Commitments and contingencies
Partners’ capital:
Predecessor partners’ capital	$—	$38,557
Common unitholders (16,366,000 units issued and outstanding)	261,420	—
Subordinated unitholders (13,066,000 units issued and outstanding)	30,152	—
General partner’s interest	3,348	—
Accumulated other comprehensive income	34,269	497

Total partners’ capital	329,189	39,054

Total liabilities and partners’ capital	$506,842	$399,717

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Calumet	Predecessor	Calumet	Predecessor
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(In thousands except per unit data)
	2006	2005	2006	2005
Sales	$444,747	$363,870	$1,272,366	$894,981
Cost of sales	393,601	325,116	1,112,195	799,574

Gross profit	51,146	38,754	160,171	95,407

Operating costs and expenses:
Selling, general and administrative	4,752	3,600	14,891	11,998
Transportation	16,002	13,550	44,504	33,544
Taxes other than income taxes	957	557	2,774	2,037
Other	313	286	597	618
Restructuring, decommissioning and asset impairments	—	(6)	—	2,159

Operating income	29,122	20,767	97,405	45,051

Other income (expense):
Interest expense	(1,705)	(6,816)	(7,838)	(16,771)
Interest income	1,369	29	1,614	106
Debt extinguishment costs	—	—	(2,967)	—
Realized loss on derivative instruments	(9,810)	(1,415)	(25,630)	(812)
Unrealized (loss) gain on derivative instruments	16,780	(51,975)	(61)	(48,412)
Other	(19)	4	(35)	21

Total other income (expense)	6,615	(60,173)	(34,917)	(65,868)

Net income (loss) before income taxes	35,737	(39,406)	62,488	(20,817)
Income tax expense	64	—	128	—
Net income (loss)	$35,673	$(39,406)	$62,360	$(20,817)

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	—		4,408

Net income applicable to Calumet	35,673		57,952
Minimum quarterly distribution to common unitholders	(7,365)		(17,130)
General partner’s incentive distribution rights	(8,481)		(11,752)
General partner’s interest in net income	(297)		(543)
Common unitholders’ share of income in excess of minimum quarterly distribution	(7,590)		(11,521)

Limited partners’ interest in net income	11,940		17,006
Basic and diluted net income per limited partner unit:
Common	$0.92		$1.97
Subordinated	$0.91		$1.30
Weighted average limited partner common units outstanding — basic and diluted	16,187		14,068
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066		13,066
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

		Accumulated Other	Total	Partners’ Capital
	Predecessor	Comprehensive	Comprehensive	General	Limited Partners
	Partners’ Capital	Income (Loss)	Income	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2005	$38,557	$497		$—	$—	$—	$39,054
Comprehensive income through January 31, 2006:
Net income through January 31, 2006	4,408		$4,408				4,408
Hedge (gain)/loss reclassified to net income		(497)					(497)
Change in fair value of cash flow hedges through January 31, 2006		1,578	1,578				1,578

Comprehensive income through January 31, 2006			5,986

Distributions to Predecessor partners	(6,900)						(6,900)
Assets and liabilities not contributed to Calumet	(5,626)						(5,626)
Allocation of Predecessor’s capital	(30,439)			609	9,128	20,702	—
Proceeds from initial public offering, net					138,743		138,743
Contribution from Calumet GP, LLC				375			375
Comprehensive income from February 1, 2006 through September 30, 2006:
Net income from February 1, 2006 through September 30, 2006			57,952	1,159	30,356	26,437	57,952
Change in fair value of cash flow hedges from February 1, 2006 through September 30, 2006	—	32,691	32,691	—	—	—	32,691

Comprehensive income from February 1, 2006 through September 30, 2006			90,643

Total comprehensive income			$96,629

Proceeds from follow-on public offering, net					103,479		103,479
Contribution from Calumet GP, LLC				2,218			2,218
Distributions to partners				(1,013)	(20,286)	(16,987)	(38,286)

Balance at September 30, 2006	$—	$34,269		$3,348	$261,420	$30,152	$329,189

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calumet	Predecessor
	For the Nine Months Ended
	September 30,
	(In thousands)
	2006	2005
Operating activities
Net income (loss)	$62,360	$(20,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,456	7,414
Provision for doubtful accounts	122	195
Loss (gain) on disposal of property, plant and equipment	78	(16)
Restructuring, decommissioning and asset impairments	—	1,693
Unrealized loss on derivative instruments	61	48,412
Debt extinguishment costs	2,967	—
Changes in assets and liabilities:
Accounts receivable	(6,639)	(65,077)
Inventories	10,009	(50,114)
Prepaid expenses	8,541	3,079
Derivative activity	178	2,606
Deposits and other current assets	2,997	(17,701)
Other noncurrent assets	4,113	(1,387)
Accounts payable	36,726	(12,333)
Accrued salaries, wages and benefits	(3,697)	2,395
Turnaround costs	2,158	714
Taxes payable	4,007	3,933
Other current liabilities	621	(765)

Net cash provided by (used in) operating activities	133,058	(97,769)
Investing activities
Additions to property, plant and equipment	(39,923)	(9,575)
Proceeds from disposal of property, plant and equipment	158	11

Net cash used in investing activities	(39,765)	(9,564)
Financing activities
(Repayment of) proceeds from borrowings — credit agreements with third parties, net	(218,326)	81,789
Proceeds from borrowings — credit agreement with Predecessor limited partners, net	—	17,540
Debt issuance costs	—	(44)
Proceeds from initial public offering, net	138,743	—
Proceeds from follow-on public offering, net	103,479	—
Contributions from Calumet GP, LLC	2,593	—
Cash distribution to Calumet Holding, LLC	(3,258)	—
Distributions to Predecessor partners	(6,900)	(7,285)
Distributions to partners	(21,515)	—

Net cash provided by (used in) financing activities	(5,184)	92,000

Net increase (decrease) in cash	88,109	(15,333)
Cash at beginning of period	12,173	18,087

Cash at end of period	$100,282	$2,754

Supplemental disclosure of cash flow information
Interest paid	$9,933	$13,933
Taxes paid	$116	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit and per unit data)
1. Partnership Organization and Basis of Presentation
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. On July 5, 2006, the Partnership completed a follow-on public offering of its common units. See Note 8 for further discussion of the units sold and proceeds from these offerings. As of September 30, 2006, we have 16,366,000 common units, 13,066,000 subordinated units, and 600,653 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 20, 2006.
2. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that this Interpretation will have a material effect on its financial position, results of operations or cash flow.
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “Position”), which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities (turnaround costs) and requires the use of the direct expensing method, built-in overhaul method, or deferral method. The Position is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its assessment of the impact of this statement on our financial position, results of operations, or cash flow.
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that this Statement will have a material effect on its financial position, results of operations, or cash flow.
3. Inventory
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventories are valued at the lower of cost or market value.

     Inventories consist of the following:

	Calumet	Predecessor
	September 30,	December 31,
	2006	2005
Raw materials	$24,269	$28,299
Work in process	24,160	29,737
Finished goods	49,993	50,395

	$98,422	$108,431

     The replacement cost of these inventories, based on current market values, would have been $54,031 and $47,763 higher at September 30, 2006 and December 31, 2005, respectively.
4. Shreveport Refinery Expansion
     The Company commenced an expansion project at its Shreveport refinery during the second quarter of 2006. As of September 30, 2006, the Company had capital expenditures of $32,514 related to this expansion project, which is recorded to construction-in-progress, a component of property, plant and equipment. Construction is expected to begin during the fourth quarter of 2006. Management has estimated that the Company will incur approximately $7,500 and $110,000 of additional capital expenditures in 2006 and 2007, respectively, related to the expansion project. Management currently estimates the total cost of the Shreveport refinery expansion project will be approximately $150,000, which represents a $40,000 increase over our previously disclosed estimate. The increase in the estimated cost of the expansion project is primarily due to escalation in construction costs.
5. Derivatives
     The Company uses derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of diesel, gasoline and jet fuel, and payment of interest. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative transactions as either assets or liabilities at fair value on the balance sheet. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense. For the quarter ended September 30, 2006, the Company has recorded a derivative loss of $1,907 to sales and a derivative gain of $1,068 to cost of sales. An interest rate swap loss of $2 for the quarter ended September 30, 2006 was recorded to interest expense. For the derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the derivative asset or liability for the period is recorded to unrealized (loss) gain on derivative instruments in the statements of operations. The Company does not account for fuel products margin swap or collar contracts (“crack spread swaps or collars”) as cash flow hedges. Upon the settlement of derivatives not designated as hedges, the gain or loss for the period is recorded to realized loss on derivative instruments in the statements of operations.
     The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the nine months ended September 30, 2006, was a loss of $4,451 which was recorded to unrealized (loss) gain on derivative instruments. The effective portion of the hedges classified in accumulated other comprehensive income (loss) is $34,269 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Year
2006	$(3,135)
2007	9,415
2008	9,876
2009	7,806
2010	10,474
2011	(28)
2012	(139)

Total	$34,269

     The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.
     Crude Oil Collar Contracts
     The Company utilizes combinations of options to manage crude oil price risk and volatility of cash flows in its specialty products segment. These combinations of options are designated as cash flow hedges of the future purchase of crude oil under SFAS 133. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for 50% to 75% of anticipated crude oil purchases related to our specialty products production. At September 30, 2006, the Company had the following derivatives related to crude oil purchases.

		Average	Average	Average	Average
		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
October 2006	248,000	$62.38	$72.38	$82.38	$92.38
November 2006	240,000	61.63	71.63	81.63	91.63
December 2006	248,000	52.16	62.16	72.16	82.16

Totals	736,000
Average price		$58.69	$68.69	$78.69	$88.69
     At December 31, 2005, the Company had the following derivatives related to crude oil purchases.

		Average	Average	Average	Average
		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2006	248,000	$46.02	$55.57	$65.57	$75.57
February 2006	224,000	46.13	55.71	65.71	75.71
March 2006	248,000	45.64	55.41	65.41	75.41
April 2006	240,000	45.85	55.58	65.58	75.58

Totals	960,000
Average price		$45.90	$55.56	$65.56	$75.56
  Crude Oil Swap Contracts
     The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. Effective April 1, 2006, these contracts were designated as cash flow hedges of the future purchase of crude oil under SFAS 133. At September 30, 2006, the Company had the following derivatives related to crude oil purchases in its fuel products segment.

		Crude
Crude Oil Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	818,000	$54.51
First Quarter 2007	1,710,000	65.14
Second Quarter 2007	1,728,000	64.68
Third Quarter 2007	1,742,000	65.51
Fourth Quarter 2007	1,742,000	65.51
Calendar Year 2008	6,404,000	67.41
Calendar Year 2009	6,752,500	66.02
Calendar Year 2010	4,745,000	67.60
Calendar Year 2011	271,500	65.62

Totals	25,913,000
Average price		$66.07
   Fuels Product Swap Contracts
     The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.
          Diesel Swap Contracts
     Effective April 1, 2006, these contracts were designated as cash flow hedges of the future sale of either diesel or jet fuel under SFAS 133. At September 30, 2006, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment.

		Diesel
Diesel Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	409,000	$63.09
First Quarter 2007	1,080,000	81.10
Second Quarter 2007	1,092,000	80.74
Third Quarter 2007	1,102,000	81.36
Fourth Quarter 2007	1,102,000	81.36
Calendar Year 2008	3,294,000	82.50
Calendar Year 2009	3,832,500	80.61
Calendar Year 2010	2,555,000	81.72
Calendar Year 2011	181,000	76.57

Totals	14,647,500
Average price		$80.85
          Gasoline Swap Contracts
     Effective April 1, 2006, these contracts were designated as cash flow hedges of the future sale of gasoline under SFAS 133. At September 30, 2006, the Company had the following derivatives related to gasoline sales in its fuel products segment.

		Gasoline
Gasoline Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	409,000	$63.09
First Quarter 2007	630,000	72.09
Second Quarter 2007	636,000	71.38
Third Quarter 2007	640,000	72.67
Fourth Quarter 2007	640,000	72.67
Calendar Year 2008	3,110,000	76.17
Calendar Year 2009	2,920,000	73.45
Calendar Year 2010	2,190,000	75.27
Calendar Year 2011	90,500	70.87

Totals	11,265,500
Average price		$73.88

   Fuels Product Margin (Crack Spread) Swap and Collar Contracts
     Additionally, the Company utilizes combinations of options and forward swap contracts to manage fuels product margin (crack spread) price risk and volatility of cash flows. These contracts are not designated as hedges under SFAS 133. For purposes of these swap contracts, crack spread is defined as the difference between the selling price of one barrel of refined product (gasoline or diesel) less the price of one barrel of crude oil, with all component pricing based on standard market indices as defined in the contracts. The Company enters into various combinations of these swap contracts to achieve an approximate 2/1/1 crack spread ratio, which means two barrels of crude oil and one barrel each of gasoline and diesel. At September 30, 2006, the Company had the following fuels product margin derivatives related to its fuel products segment.

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
     Fuels product margin collar contracts consisted of the following at September 30, 2006:

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
Fourth Quarter 2006	685,000	$6.30	$8.30
     Fuels product margin collar contracts consisted of the following at December 31, 2005:

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
First Quarter 2006	675,000	$7.29	$9.62
Second Quarter 2006	680,000	7.82	10.15
Third Quarter 2006	685,000	7.59	9.59
Fourth Quarter 2006	685,000	6.30	8.30

Totals	2,725,000
Average price		$7.25	$9.41

Natural Gas Swap Contracts
     The Company utilizes forward swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas under SFAS 133. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirements. At September 30, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
Fourth Quarter 2006	800,000	$8.16
First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	$7.99
Fourth Quarter 2007	150,000	$7.99
First Quarter 2008	150,000	$7.99

Totals	1,800,000
Average price		$8.36
     At December 31, 2005, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
First Quarter 2006	600,000	$9.84
Interest Rate Swap Contracts
     The Company has entered into a forward swap contract to manage interest rate risk related to its variable rate term loan. The Company hedges 85% of its future interest payments related to this term loan indebtedness. This swap contract is designated as a cash flow hedge of the future payment of interest under SFAS 133. The interest rate swap contract is for 85% of the outstanding term loan balance over its remaining term, with LIBOR fixed at 5.44% per annum. The Company’s term loan facility requires quarterly interest payments at LIBOR plus 3.50% per annum, which was 8.89% as of September 30, 2006.
6. Commitments and Contingencies
     From time to time, the Company is a party to certain claims and litigation incidental to its business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flow.
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
     Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties and supplemental projects totaling $191 for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; and (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency. The Company is currently in settlement negotiations with the LDEQ to resolve these matters, as well as a number of similar matters at the Princeton refinery, for which no penalty has yet been proposed. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

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
     On July 31, 2006, the Company filed a permit application requesting an air quality permit from the LDEQ which the Company must obtain prior to commencing construction of the Shreveport refinery expansion. Based upon its analysis, the Company expects that it can obtain the state air quality permit during the fourth quarter of 2006 and commence construction at the Shreveport refinery. However, if the Company is unable to obtain the state air quality permit, it will be required to obtain a federal Prevention of Significant Deterioration (“PSD”) permit and it expects that the start of construction would be significantly delayed.
     The Company is indemnified by Shell Oil Company, as successor to Pennzoil-Quaker State Company and Atlas Processing Company, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to the Company’s acquisition of the facility. The indemnity is unlimited in amount and duration, but requires the Company to contribute up to $1.0 million of the first $5.0 million of indemnified costs for certain of the specified environmental liabilities.
Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of September 30, 2006 and December 31, 2005, the Company had outstanding standby letters of credit of $58,671 and $37,746, respectively. As discussed in Note 7 below, as of September 30, 2006 the Company also had a $50,000 letter of credit outstanding under the letter of credit facility for its fuels hedging program.
7. Long-Term Debt
     Long-term debt consisted of the following:

	Calumet	Predecessor
	September 30,	December 31,
	2006	2005
Borrowings under revolving credit agreement with third-party lenders, interest at prime (8.25% and 7.25%, respectively), interest payments monthly, borrowings due December 2010	$34	$92,985
Borrowings under term loan credit agreement with third-party lenders, interest at LIBOR plus 3.50% (8.89% and 7.99%, respectively), interest and principal payments quarterly with final payment due December 2012	49,625	175,000

Total long-term debt	49,659	267,985
Less current portion of long-term debt	500	500

	$49,159	$267,485

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

The maximum borrowing capacity at September 30, 2006 was $183,170, with $124,464 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries. The net proceeds of our initial public offering (see Note 8) were used to repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700 and repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100. A portion of the proceeds of our follow-on public offering (see Note 8) were used to repay indebtedness under the secured revolving credit facility, which was $9,243 as of June 30, 2006. After these repayments, the term loan requires quarterly principal payments of $125 through December 2011 and quarterly principal payments of approximately $11,800 thereafter until maturing in December 2012. The Company is in compliance with all covenants and restrictions defined in these credit agreements. As of September 30, 2006, the Company had issued the entire $50,000 letter of credit under the fuels hedging facility.
     As of September 30, 2006, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2006	$125
2007	500
2008	500
2009	500
2010	534
2011 and thereafter	$47,500

Total	$49,659

     On June 19, 2006 and June 22, 2006, the Company amended its credit agreements to increase the amount of permitted capital expenditures with respect to the Shreveport refinery expansion project as well as annual capital expenditure limitations.
8. Partners’ Capital
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
     On July 5, 2006, the Partnership completed a follow-on public offering of its common units in which it sold 3,300,000 common units to the underwriters of the offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from the sale of an aggregate of 3,300,000 units were $103,479. The use of proceeds from the offering was to: (i) repay all of its borrowings under its revolving credit facility, which were approximately $9,243 as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at the Shreveport refinery and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,620. The general partner contributed $2,218 to retain its 2% general partner interest.
     The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and any state income tax on their share of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. During the year ended December 31, 2005, distributions of $7,300 were made to the Predecessor partners. In January 2006, the Predecessor made its final distribution of $6,900 to its partners. Subsequent to January 31, 2006, Calumet’s distribution policy is as defined in the Partnership Agreement. For the quarter ended June 30, 2006, the Company made distributions of $8,000 to its partners. For the quarter ended September 30, 2006, the Company made distributions of $13,515 to its partners.

     On September 28, 2006, the Company declared a quarterly cash distribution of $0.55 per unit on all outstanding units, or $16,771, for the quarter ended September 30, 2006. The distribution will be paid on November 14, 2006 to unitholders of record as of the close of business on November 4, 2006. This quarterly distribution of $0.55 per unit equates to $2.20 per unit on an annualized basis.
9. Earnings per Unit
     The Partnership calculates earnings per unit in accordance with SFAS 128, Earnings per Share, as interpreted by Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Under this approach, common and subordinated limited units represent separate classes of limited partner units that require two-class presentation under SFAS No. 128. Therefore, the Partnership calculates basic and diluted earnings per unit on a discrete quarterly basis assuming the minimum quarterly distribution, prorated if necessary, is paid on all common units outstanding and that all undistributed earnings or losses in the period are fully allocated to limited partner units and the general partner based on their contractual participation rights as if all of the earnings or losses for the period had been distributed.
10. Segments and Related Information
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Specialty	Fuel	Combined		Consolidated
Three Months Ended September 30, 2006 (Calumet)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$252,396	$192,351	$444,747	$—	$444,747
Intersegment sales	176,808	6,445	183,253	(183,253)	—

Total sales	$429,204	$198,796	$628,000	$(183,253)	$444,747

Depreciation and amortization	2,822	—	2,822	—	2,822
Income from operations	19,659	9,463	29,122	—	29,122
Reconciling items to net income:
Interest expense					(1,705)
Interest income					1,369
Debt extinguishment costs					—
Loss on derivative instruments					6,970
Other					(19)
Income tax expense					(64)

Net income					$35,673

Capital expenditures	$17,470	$—	$17,470	$—	$17,470

	Specialty	Fuel	Combined		Consolidated
Three Months Ended September 30, 2005 (Predecessor)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$189,779	$174,091	$363,870	$—	$363,870
Intersegment sales	153,764	4,941	158,705	(158,705)	—

Total sales	$343,543	$179,032	$522,575	$(158,705)	$363,870

Depreciation and amortization	2,506	—	2,506	—	2,506
Income (loss) from operations	(4,280)	25,047	20,767	—	20,767
Reconciling items to net loss:
Interest expense					(6,816)
Interest income					29
Debt extinguishment costs					—
Loss on derivative instruments					(53,390)
Other					4

Net loss					$(39,406)

Capital expenditures	$1,243	$—	$1,243	$—	$1,243

	Specialty	Fuel	Combined		Consolidated
Nine Months Ended September 30, 2006 (Calumet)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$727,383	$544,983	$1,272,366	$—	$1,272,366
Intersegment sales	516,920	27,350	544,270	(544,270)	—

Total sales	$1,244,303	$572,333	$1,816,636	$(544,270)	$1,272,366

Depreciation and amortization	8,456	—	8,456	—	8,456
Income from operations	61,635	35,770	97,405	—	97,405
Reconciling items to net income:
Interest expense					(7,838)
Interest income					1,614
Debt extinguishment costs					(2,967)
Loss on derivative instruments					(25,691)
Other					(35)
Income tax expense					(128)

Net income					$62,360

Capital expenditures	$39,923	$—	$39,923	$—	$39,923

	Specialty	Fuel	Combined		Consolidated
Nine Months Ended September 30, 2005 (Predecessor)	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$499,094	$395,887	$894,981	$—	$894,981
Intersegment sales	382,250	8,499	390,749	(390,749)	—

Total sales	$881,344	$404,386	$1,285,730	$(390,749)	$894,981

Depreciation and amortization	7,414	—	7,414	—	7,414
Income from operations	2,836	42,215	45,051	—	45,051
Reconciling items to net loss:
Interest expense					(16,771)
Interest income					106
Debt extinguishment costs					—
Loss on derivative instruments					(49,224)
Other					21

Net loss					$(20,817)

Capital expenditures	$9,575	$—	$9,575	$—	$9,575

	Calumet	Predecessor
	September 30,	December 31,
	2006	2005
Segment assets:
Specialty products	$882,676	$606,023
Fuel products	574,545	375,153

Combined segments	1,457,221	981,176
Eliminations	(950,379)	(581,459)

Total assets	$506,842	$399,717

  b. Geographic Information
     International sales accounted for 10.4% of consolidated sales in the three months ended September 30, 2006. International sales accounted for less than 10% of consolidated sales for all other periods reported.
  c. Product Information
     The Company offers products primarily in four general categories consisting of fuels, lubricants, waxes and solvents. Other includes asphalt and other by-products. The following table sets forth the major product category sales (dollars in thousands):

	Calumet	Predecessor
	Three Months Ended September 30,
	2006	2005
Fuels	$197,190	$183,776
Lubricants	135,549	102,638
Solvents	55,350	41,467
Waxes	16,439	12,161
Other	40,219	23,828

Total sales	$444,747	$363,870

	Calumet	Predecessor
	Nine Months Ended September 30,
	2006	2005
Fuels	$571,896	$423,096
Lubricants	404,524	270,173
Solvents	159,742	103,962
Waxes	48,187	31,758
Other	88,017	65,992

Total sales	$1,272,366	$894,981

  d. Major Customers
     No customer represented 10% or greater of consolidated sales in each of the three and nine months ended September 30, 2006 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The historical consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”) and Calumet Lubricants Co., Limited Partnership (“Predecessor) where applicable. The following discussion analyzes the financial condition and results of operations of Calumet for the three and nine months ended September 30, 2006, which includes the financial condition and results of operation of the Predecessor through January 31, 2006. For the three and nine months ended September 30, 2005, the analysis of the financial condition and results of operations are of the Predecessor. Unitholders should read the following discussion of the financial condition and results of operations for Calumet and the Predecessor in conjunction with the historical condensed consolidated financial statements and notes of Calumet and the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The asphalt and other by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three and nine months ended September 30, 2006, approximately 75.9% and 72.7%, respectively, of our gross profit was generated from our specialty products segment and approximately 24.1% and 27.3%, respectively, of our gross profit was generated from our fuel products segment.
     Our fuel products segment began operations in 2004, as we substantially completed the approximately $39.7 million reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty products production as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities. As of September 30, 2006, we have hedged 26.8 million barrels of fuel products selling prices through December 2011 at an average refining margin of $11.55 per barrel and average refining margins range from a low of $7.87 in the fourth quarter of 2006 to a high of $12.66 in the third and fourth quarters of 2007. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a detailed listing of our hedge positions.
     Our primary raw material is crude oil and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and fuel products sales. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”
     Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:
•	Sales volumes;

•	Production yields; and

•	Specialty products and fuel products gross profit.

     Sales volumes. We view the volumes of specialty and fuel products sold as an important measure of our ability to effectively utilize our refining assets. Our ability to meet the demands of our customers is driven by the volumes of crude oil and feedstocks that we run at our refineries. Higher volumes improve profitability through the spreading of fixed costs over greater volumes.
     Production yields. We seek the optimal product mix for each barrel of crude oil we refine in order to maximize our gross profit and minimize lower margin by-products, which we refer to as production yield.
     Specialty products and fuel products gross profit. Specialty products and fuel products gross profit are important measurements of our ability to maximize the profitability of our specialty products and fuel products segments. We define specialty products and fuel products gross profit as sales less the cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which include labor, fuel, utilities, contract services, maintenance and processing materials. Also, included in our sales and cost of sales is the derivative gain or loss on our cash flow hedges related to our fuel products sales and crude oil and natural gas purchases. We use specialty products and fuel products gross profit as an indicator of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase in selling prices typically lags behind the rising costs of crude oil feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate depending on the maintenance and turnaround activities performed during a specific period. Maintenance expense includes accruals for turnarounds and other maintenance expenses.
Third Quarter 2006 and Nine Months Ended September 30, 2006 Results of Operations
     The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Calumet	Predecessor	Calumet	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total sales volume (bpd)(1)	51,163	48,848	51,337	45,484
Total feedstock runs (bpd)(2)	53,330	52,594	53,025	48,876
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	11,241	12,962	11,677	11,439
Solvents	6,049	4,743	5,361	4,430
Waxes	1,083	1,021	1,151	919
Asphalt and other by-products	7,664	6,497	7,053	6,489
Fuels	1,753	2,258	2,288	2,474

Total	27,790	27,481	27,530	25,751

Fuel products:
Gasoline	9,538	8,320	9,507	7,577
Diesel	6,752	8,906	7,161	8,870
Jet fuel	6,899	4,930	6,928	4,498
By-products	627	692	511	520

Total	23,816	22,848	24,107	21,465

Total refinery production	51,606	50,329	51,637	47,216

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(2)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

     The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of net income to EBITDA and Adjusted EBITDA as well as Adjusted EBITDA and EBITDA to cash flow from operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read “—Non-GAAP Financial Measures”.

	Calumet	Predecessor	Calumet	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Sales	$444.7	$363.9	$1,272.4	$895.0
Cost of sales	393.6	325.1	1,112.2	799.6

Gross profit	51.1	38.8	160.2	95.4

Operating costs and expenses:
Selling, general and administrative	4.7	3.6	14.9	12.0
Transportation	16.0	13.5	44.5	33.5
Taxes other than income taxes	1.0	0.6	2.8	2.0
Other	0.3	0.3	0.6	0.6
Restructuring, decommissioning and asset impairments	—	—	—	2.2

Operating income	29.1	20.8	97.4	45.1

Other income (expense):
Interest expense	(1.7)	(6.8)	(7.8)	(16.8)
Interest income	1.4	—	1.6	0.1
Debt extinguishment costs	—	—	(3.0)	—
Realized loss on derivative instruments	(9.8)	(1.4)	(25.6)	(0.8)
Unrealized (loss) gain on derivative instruments	16.8	(52.0)	(0.1)	(48.4)
Other	—	—	—	—

Total other income (expense)	6.7	(60.2)	(34.9)	(65.9)

Net income (loss) before income taxes	35.8	(39.4)	62.5	(20.8)
Income taxes	0.1	—	0.1	—

Net income (loss)	$35.7	$(39.4)	$62.4	$(20.8)

EBITDA	$40.3	$(30.1)	$81.7	$3.4

Adjusted EBITDA	$25.7	$23.3	$81.2	$57.6

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

	Calumet	Predecessor	Calumet	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income (loss)	$35.7	$(39.4)	$62.4	$(20.8)
Add:
Interest expense and debt extinguishment costs	1.7	6.8	10.8	16.8
Depreciation and amortization	2.8	2.5	8.4	7.4
Income tax expense	0.1	—	0.1	—

EBITDA	$40.3	$(30.1)	$81.7	$3.4

Add:
Unrealized loss (gain) from mark to market accounting for hedging activities	$(18.3)	$52.0	$(0.7)	$48.4
Non-cash impact of restructuring, decommissioning and asset impairments	—	—	—	1.6
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	3.7	1.4	0.2	4.2

Adjusted EBITDA	$25.7	$23.3	$81.2	$57.6

	Calumet	Predecessor
	Nine Months Ended
	September 30,
	2006	2005
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Adjusted EBITDA	$81.2	$57.6
Add:
Unrealized (loss) gain from mark to market accounting for hedging activities	0.7	(48.4)
Non-cash impact of restructuring, decommissioning and asset impairments	—	(1.6)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(0.2)	(4.2)

EBITDA	$81.7	$3.4

Add:
Unrealized loss from mark to market account for hedging activities	$0.1	$48.4
Interest expense	(7.8)	(16.8)
Income taxes	(0.1)	—
Provision for doubtful accounts	0.1	0.2
Restructuring charge	—	1.7
Changes in operating working capital:
Accounts receivable	(6.6)	(65.1)
Inventory	10.0	(50.1)
Other current assets	11.5	(14.6)
Derivative activity	0.2	2.6
Accounts payable	36.7	(12.4)
Other current liabilities	3.1	6.3
Other, including changes in noncurrent assets and liabilities	4.2	(1.4)

Net cash provided by (used in) operating activities	$133.1	$(97.8)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Sales. Sales increased $80.9 million, or 22.2%, to $444.7 million in the three months ended September 30, 2006 from $363.9 million in the three months ended September 30, 2005. Sales for each of our principal product categories in these periods were as follows:

	Calumet	Predecessor
	Three Months Ended September 30,
	2006	2005	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$135.5	$102.6	32.1%
Solvents	55.4	41.5	33.5%
Waxes	16.4	12.2	35.2%
Fuels(1)	7.8	12.4	(37.4%)
Asphalt and by-products(2)	37.3	21.1	76.7%

Total specialty products	252.4	189.8	33.0%

Total specialty products volume (in barrels)	2,427,000	2,314,000	4.9%
Fuel products:
Gasoline	$88.6	$76.8	15.3%
Diesel	51.9	64.0	(18.8%)
Jet fuel	48.9	30.6	60.0%
By-products(3)	2.9	2.7	7.6%

Total fuel products	192.3	174.1	10.5%

Total fuel products sales volumes (in barrels)	2,280,000	2,180,000	4.6%
Total sales	$444.7	$363.9	22.2%

Total sales volumes (in barrels)	4,707,000	4,494,000	4.7%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $80.9 million increase in sales resulted from a $62.6 million increase in sales by our specialty products segment and a $18.3 million increase in sales by our fuel products segment.
     Specialty products segment sales for the three months ended September 30, 2006 increased $62.6 million, or 33.0%, primarily due to a 26.8% increase in the average selling price per barrel. Average selling prices per barrel for lubricating oils, solvents, waxes, fuels, and asphalt and by-products prices increased at rates comparable to or in excess of the overall 12.0% increase in the cost of crude oil per barrel during the period. In addition, specialty products segment sales were positively affected by a 4.9% increase in volumes sold, from approximately 2.3 million barrels in the third quarter of 2005 to 2.4 million barrels in the third quarter of 2006. This increase was driven by increased volume of 0.2 million barrels for solvents and asphalt and by-products partially offset by decreased sales volume for fuels.
     Fuel products segment sales for the three months ended September 30, 2006 increased $18.3 million, or 10.5%, primarily due to a 6.7% increase in the average selling price per barrel. Average selling prices per barrel for jet fuel and by-products increased at rates comparable to or in excess of the overall 11.7% increase in the cost of crude oil per barrel during the period, whereas gasoline decreased by 0.2% and diesel increased by only 11.2% due to market conditions. In addition, fuel products segment sales were positively affected by a 4.6% increase in volumes sold, from approximately 2.2 million barrels in the third quarter of 2005 to 2.3 million barrels in the third quarter of 2006. This increase was driven by increased volume of 0.3 million barrels of gasoline and jet fuel partially offset by decreased volumes sold of diesel. The increase in sales due to pricing was partially offset by the recognition of $1.9 million of derivative losses on our fuel products cash flow hedges recorded in sales.

     Gross Profit. Gross profit increased $12.4 million, or 32.0%, to $51.1 million for the three months ended September 30, 2006 from $38.8 million for the three months ended September 30, 2005. Gross profit for our specialty and fuel products segments were as follows:

	Calumet	Predecessor
	Three Months Ended September 30,
	2006	2005	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$38.8	$13.0	200.3%
Percentage of sales	15.4%	6.8%
Fuel products	$12.3	$25.8	(52.2%)
Percentage of sales	6.4%	14.8%
Total gross profit	$51.1	$38.8	32.0%
Percentage of sales	11.5%	10.7%
     This $12.4 million increase in total gross profit includes an increase in gross profit of $25.9 million in our specialty product segment and a decrease in gross profit of $13.5 million in our fuel products segment.
     The increase in our specialty products segment gross profit was primarily due to the average selling price increasing by 26.8%, which was more than the increase in the average cost of crude of 12.0%, primarily driven by lubricating oils. This change includes a less favorable product mix resulting from increased sales volume of asphalt and by-products. In addition, specialty products segment gross profit was negatively affected by the recognition of $2.3 million of derivative losses on our cash flow hedges of crude oil purchases.
     The decrease in our fuel products segment gross profit was primarily driven by the average selling price increasing by 6.7%, which was less than the increase in the average cost of crude of 11.7%. Average selling prices per barrel for jet fuel increased at rates comparable to or in excess of the increase in the cost of crude oil per barrel during the period, whereas gasoline decreased by 0.2% and diesel increased by only 11.2% due to market conditions. This decrease was offset by the recognition of $1.4 million of derivative gains from our cash flow hedges of fuel products sales and crude oil purchases. These decreases were also partially offset by a 4.6% increase in fuel products segment sales volume. In addition, fuel products segment gross profit was negatively impacted by approximately $6.5 million of increased costs associated with plant operations, due primarily to increases in other material costs from the use of certain gasoline blendstocks in the third quarter of 2006 to maintain compliance with certain environmental regulations, partially offset by lower plant operating costs, including plant fuel and maintenance. The Company does not anticipate that such gasoline blendstock purchases will be required beyond the fourth quarter of 2006.
     Selling, general and administrative. Selling, general and administrative expenses increased $1.2 million, or 32.0%, to $4.8 million in the three months ended September 30, 2006 from $3.6 million in the three months ended September 30, 2005. This increase primarily reflects increased general and administrative costs incurred as a result of being a public company and increased employee compensation costs primarily due to additional personnel and incentive compensation.
     Transportation. Transportation expenses increased $2.5 million, or 18.1%, to $16.0 million in the three months ended September 30, 2006 from $13.6 million in the three months ended September 30, 2005. The quarter over quarter increase in transportation expenses is due to the increase in volumes of our specialty products segment as well as significant price increases for rail services that became effective during the second quarter of 2006. The majority of our transportation expenses are reimbursed by our customers and are reflected in sales.
     Interest expense. Interest expense decreased $5.1 million, or 75.0%, to $1.7 million in the three months ended September 30, 2006 from $6.8 million in the three months ended September 30, 2005. This decrease was primarily due to our debt refinancing in December 2005, and the repayment of debt with the proceeds of our initial public offering and follow-on public offering, which occurred on January 31, 2006 and July 5, 2006, respectively, as well as with cash flows from operations. The decrease was also due to the capitalization of interest related to the Shreveport refinery expansion project in the three months ended September 30, 2006.
     Interest income. Interest income increased $1.3 million to $1.4 million in the three months ended September 30, 2006 from $0.1 million in the three months ended September 30, 2005. This increase was primarily due to the investment of the remaining proceeds from our follow-on public offering, which closed on July 5, 2006, after the paydown of indebtedness. This investment will be used as needed to fund the Shreveport refinery expansion project. The Company did not have significant cash or cash equivalent balances in 2005 and, as a result, earned less interest income.

     Realized loss on derivative instruments. Realized loss on derivative instruments increased $8.4 million to a $9.8 million loss in the three months ended September 30, 2006 from a $1.4 million loss for the three months ended September 30, 2005. This increased loss was primarily the result of the unfavorable settlement of crude and fuel products margin derivative contracts, which have experienced decreases in market value upon settlement during the third quarter of 2006 as compared to the same period in 2005.
     Unrealized (loss) gain on derivative instruments. Unrealized (loss) gain on derivative instruments increased $68.8 million, or 132.3%, to a $16.8 million gain in the three months ended September 30, 2006 from a $52.0 million loss for the three months ended September 30, 2005. This increase is primarily due the entire mark to market change of our derivative instruments being recorded to unrealized (loss) gain on derivative instruments in the prior year. Calumet designated certain of these derivatives as cash flow hedges on March 31, 2006 and has subsequently recorded the mark to market change on the effective portion of these hedges to other comprehensive income. This decrease was also due to the reclassification of $6.0 million to realized (loss) gain on derivative instruments of the settlement value of certain expired derivative contracts that were recorded to unrealized (loss) gain on derivative instruments in a prior period. These increases were partially offset by the ineffective portion of the crude oil, gasoline and diesel derivative contracts during the third quarter of 2006, which resulted in $0.1 million of unrealized loss on derivative instruments.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Sales. Sales increased $377.4 million, or 42.2%, to $1,272.4 million in the nine months ended September 30, 2006 from $895.0 million in the nine months ended September 30, 2005. Sales for each of our principal product categories in these periods were as follows:

	Calumet	Predecessor
	Nine Months Ended September 30,
	2006	2005	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$404.5	$270.2	49.7%
Solvents	159.8	104.0	53.7%
Waxes	48.2	31.7	52.1%
Fuels(1)	33.8	37.0	(8.6%)
Asphalt and by-products(2)	81.1	56.2	44.3%

Total specialty products	727.4	499.1	45.7%

Total specialty products volume (in barrels)	7,284,000	6,664,000	9.3%
Fuel products:
Gasoline	$238.2	$155.1	53.6%
Diesel	164.9	160.0	3.0%
Jet fuel	135.0	71.0	90.3%
By-products(3)	6.9	9.8	(29.4%)

Total fuel products	545.0	395.9	37.7%

Total fuel products sales volumes (in barrels)	6,731,000	5,753,000	17.0%
Total sales	$1,272.4	$895.0	42.2%

Total sales volumes (in barrels)	14,015,000	12,417,000	12.9%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $377.4 million increase in sales resulted from a $228.3 million increase in sales in our specialty products segment and a $149.1 million increase in our fuel products segment.

     Specialty products segment sales for the nine months ended September 30, 2006 increased $228.3 million, or 45.7%, primarily due to a 33.3% increase in the average selling price per barrel. Average selling prices per barrel for lubricating oils, solvents, waxes, fuels and asphalt and by-product prices increased at rates comparable to or in excess of the overall 21.5% increase in the cost of crude oil per barrel during the period. In addition, specialty products segment sales were positively affected by a 9.3% increase in volumes sold, from approximately 6.7 million barrels in the nine months ended September 30, 2005 to 7.3 million barrels in the nine months ended September 30, 2006 due to increased volumes sold for lubricating oils and solvents, partially offset by decreased volumes sold for fuels.
     Fuel products segment sales for the nine months ended September 30, 2006 increased $149.1 million, or 37.7%, primarily due to a 19.7% increase in the average selling price per barrel. Average selling prices per barrel for jet fuel increased at rates comparable to or in excess of the overall 21.1% increase in the cost of crude oil per barrel during the period, whereas gasoline and diesel increased by only 15.5% and 19.9%, respectively, due to market conditions. The fuel products segment sales were also positively affected by a 17.0% increase in volumes sold, from approximately 5.8 million barrels in the nine months ended September 30, 2005 to 6.7 million barrels in the nine months ended September 30, 2006. This increase primarily was attributable to the ramp-up of our fuels operations at the Shreveport refinery in the first quarter of 2005. This increase in sales is offset by the recognition of $9.6 million of realized derivative losses on our fuel products cash flow hedges recorded in sales.
     Gross Profit. Gross profit increased $64.8 million, or 67.9%, to $160.2 million for the nine months ended September 30, 2006 from $95.4 million for the nine months ended September 30, 2005. Gross profit for our specialty and fuel products segments were as follows:

	Calumet	Predecessor
	Nine Months Ended September 30,
	2006	2005	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$116.4	$51.2	127.2%
Percentage of sales	16.0%	10.3%
Fuel products	$43.8	$44.2	(0.9%)
Percentage of sales	8.0%	11.2%
Total gross profit	$160.2	$95.4	67.9%
Percentage of sales	12.6%	10.7%
     This $64.8 million increase in total gross profit includes an increase in gross profit of $65.2 million in our specialty product segment and a decrease in gross profit of $0.4 million in our fuel products segment.
     The increase in our specialty products segment gross profit was primarily due to the average selling price increasing by 33.3%, which was more than the increase in the average cost of crude oil of 21.5%. This was driven primarily by increased gross profit for lubricating oils. Specialty products segment gross profit was also positively affected by a 9.3% increase in volumes sold, due primarily to lubricating oils and solvents. The sales price and volume increases were partially offset by the recognition of $2.5 million of derivative losses on our cash flow hedges of crude oil and natural gas purchases. The segment gross profit was also positively affected by lower operating costs due to improved plant fuel and maintenance costs.
     The decrease in our fuel products segment gross profit was primarily driven by the average selling price increasing by 19.7%, which was less than the increase in the average cost of crude oil of 21.1%. Average selling prices per barrel for jet fuel increased at rates comparable to or in excess of the overall 21.1% increase in the cost of crude oil per barrel during the period, whereas gasoline and diesel increased by only 15.5% and 19.9%, respectively, due to market conditions. This decrease was also due to the recognition of $4.3 million of derivative losses on our cash flow hedges of fuel products sales and crude oil purchases. These decreases in gross profit were offset by a 17.0% increase in volumes attributable to the ramp-up of our fuels operations at the Shreveport refinery in the first quarter of 2005. In addition, fuel products segment gross profit was negatively impacted by $4.2 million of increased costs associated with plant operations, due primarily to increases in other material costs from the use of certain gasoline blendstocks in the third quarter of 2006 to maintain compliance with certain environmental regulations, partially offset by lower plant operating costs, including plant fuel and maintenance. The Company does not anticipate that such gasoline blendstock purchases will be required beyond the fourth quarter of 2006.
     Selling, general and administrative. Selling, general and administrative expenses increased $2.9 million, or 24.1%, to $14.9 million in the nine months ended September 30, 2006 from $12.0 million in the nine months ended September 30, 2005. This increase primarily reflects increased general and administrative costs incurred as a result of being a public company and increased employee compensation costs due to additional personnel and incentive compensation.

     Transportation. Transportation expenses increased $11.0 million, or 32.7%, to $44.5 million in the nine months ended September 30, 2006 from $33.5 million in the nine months ended September 30, 2005. The increase in transportation expenses over the period is due to the increase in volumes sold in our specialty products segment for nine months end September 30, 2006 compared to the same period in 2005, as well as incurring significant price increases for rail services effective in the second quarter of 2006. The majority of our transportation expenses are reimbursed by our customers and are reflected in sales.
     Restructuring, decommissioning and asset impairments. Restructuring, decommissioning and asset impairment expenses were $2.2 million for the nine months ended September 30, 2005, and we incurred no such expenses in 2006. The charges recorded in 2005 related to asset impairment of the Reno wax packaging assets. No assets impairments have occurred in 2006.
     Interest expense. Interest expense decreased $8.9 million, or 53.3%, to $7.8 million in the nine months ended September 30, 2006 from $16.8 million in the nine months ended September 30, 2005. This decrease was primarily due to our debt refinancing in December 2005 and the repayment of debt with the proceeds of our initial public offering and follow-on offering, which occurred on January 31, 2006 and July 5, 2006, respectively, as well as cash flows from operations.
     Interest income. Interest income increased $1.5 million to $1.6 million in the nine months ended September 30, 2006 from $0.1 million in the nine months ended September 30, 2005. This increase was primarily due to the investment of the remaining proceeds from our follow-on public offering, which closed on July 5, 2006, after the paydown of indebtedness. This investment will be used as needed to fund the Shreveport refinery expansion project. The Company did not have significant cash or cash equivalent balances in 2005 and, as a result, earned less interest income.
     Debt extinguishment costs. Debt extinguishment costs increased to $3.0 million for the nine months ended September 30, 2006 compared to no debt extinguishment costs for the nine months ended September 30, 2005, as a result of the repayment of a portion of borrowings under the Company’s term loan and revolving credit facilities using the proceeds of the Company’s initial public offering, which closed on January 31, 2006.
     Realized loss on derivative instruments. Realized loss on derivative instruments increased $24.8 million to $25.6 million in the nine months ended September 30, 2006 from $0.8 million in the nine months ended September 30, 2005. This increase primarily was the result of the unfavorable settlement of crude oil and fuel product margin derivative contracts, which have experienced decreases in market value upon settlement during the nine months ended September 30, 2006 as compared to the same period for 2005.
     Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased $48.4 million, to $0.1 million in the nine months ended September 30, 2006 from $48.4 million for the nine months ended September 30, 2005. This decrease in loss is primarily due the entire mark to market change of our derivative instruments being recorded to unrealized loss on derivative instruments in the prior year. Calumet designated certain of these derivatives as cash flow hedges on March 31, 2006 and has subsequently recorded the mark to market change on the effective portion of these hedges to other comprehensive income. This increase was also due to the reclassification of $11.8 million to realized loss on derivative instruments of the settlement value of certain expired derivative contracts that were recorded to unrealized loss on derivative instruments in a prior period. The above increases were offset by the recognition of the ineffective portion of crude oil, gasoline and diesel derivative contracts during the nine months ended September 30, 2006, which resulted in $4.5 million of unrealized loss on derivative instruments.
Liquidity and Capital Resources
     Our principal sources of cash have included the issuance of equity, bank borrowings and cash flow from operations. Our principal uses of cash have included financing working capital, capital expenditures, distributions to our unitholders and debt service.
   Cash Flows
     After consideration of the follow-on public offering completed on July 5, 2006 as discussed in Note 8 to the unaudited condensed consolidated financial statements and under “—Equity Transactions,” we believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, distributions, contingencies and anticipated capital expenditures. Acquisitions or significant capital improvement expenditures other than the Shreveport expansion project discussed herein would likely be financed through long-term borrowings, other debt financings, equity offerings, and/or cash on hand. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flows would likely produce a corollary materially adverse effect on our borrowing capacity.

     The following table summarizes our primary sources and uses of cash in the periods presented:

	Calumet	Predecessor
	Nine Months Ended September 30,
	2006	2005
	(In millions)
Net cash provided by (used in) operating activities	$133.1	$(97.8)
Net cash used in investing activities	(39.8)	(9.6)
Net cash provided by (used in) financing activities	$(5.2)	$92.0
     Operating Activities. Operating activities provided $133.1 million in cash during the nine months ended September 30, 2006 compared to $97.8 million used in operating activities during the nine months ended September 30, 2005. The cash provided by operating activities during the nine months ended September 30, 2006 primarily consisted of net income after adjusting for non-cash items of $74.1 million and $59.0 million of working capital improvements. Net income after adjustments for non-cash items was primarily the result of net income of $62.4 million and depreciation and amortization of $8.5 million. The improvements in working capital were primarily due to a $36.7 million increase in accounts payable due to improvements in payment terms with suppliers and the issuance of letters of credit, a $15.1 million decrease in current assets primarily due to lower inventories and prepaid expenses, a $4.1 million decrease in other noncurrent assets, and a $3.1 million increase in other current liabilities. The cash used in operating activities during the nine months ended September 30, 2005 was primarily due to the increase in inventory and accounts receivable as a result of the ramp-up of the fuels operations at the Shreveport refinery.
     Investing Activities. Cash used in investing activities increased to $39.8 million during the nine months ended September 30, 2006 compared to use of $9.6 million during the nine months ended September 30, 2005. This increase was primarily due to the $32.5 million of additions to property, plant and equipment related to the Shreveport refinery expansion project during the second and third quarters of 2006, with no comparable expenditures in 2005.
     Financing Activities. Financing activities used cash of $5.2 million for the nine months ended September 30, 2006 compared to providing $92.0 million for the nine months ended September 30, 2005. This decrease is primarily due to the use of cash from operations to make distributions to partners of $28.4 million. In addition, we used all of the proceeds of our initial public offering and a portion of the proceeds of our follow-on public offering to paydown debt during the nine months ended September 30, 2006. The remaining proceeds from our follow-on public offering after the pay down of debt were invested in highly liquid short-term investments and will be utilized as needed to fund the Shreveport refinery expansion project.
     On September 28, 2006, the Company declared a quarterly cash distribution of $0.55 per unit on all outstanding units, or $16.8 million, for the quarter ended September 30, 2006. The distribution will be paid on November 14, 2006 to unitholders of record as of the close of business on November 4, 2006. This quarterly distribution of $0.55 per unit equates to $2.20 per unit on an annualized basis. This represents an increase of approximately 22% over the quarterly distribution of $0.45 per unit paid in August 2006 and is the Company’s first increase in its quarterly distribution in only its second full quarter of operations.
  Capital Expenditures
     Our capital expenditure requirements consist of capital improvement expenditures, replacement capital expenditures and capital environmental expenditures. Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity. Replacement capital expenditures replace worn out or obsolete equipment or parts. Environmental capital expenditures include property additions to meet or exceed environmental and operating regulations. We expense all maintenance costs with major maintenance and repairs (facility turnarounds) accrued in advance over the period between turnarounds. The accounting method used for facility turnarounds will change beginning January 1, 2007 as discussed in Note 2 to the unaudited condensed consolidated financial statements.
     The following table sets forth our capital improvement expenditures, replacement capital expenditures and environmental capital expenditures in each of the periods shown.

	Calumet	Predecessor
	Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Capital improvement expenditures	$35.9	$7.3
Replacement capital expenditures	$2.9	1.8
Environmental capital expenditures	$1.1	0.5

Total	$39.9	$9.6

     We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand. Until the Shreveport expansion project is complete, as discussed in “Item 1A—Risk Factors,” our ability to raise additional capital through the sale of common units is limited.
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
     The Shreveport refinery expansion project cannot commence construction until we receive an air quality permit authorizing various air emissions following the project’s completion. Based on our analysis, we expect that we can obtain a state air quality permit and will not be required to obtain a federal PSD permit. During the second quarter of 2006, we began purchasing equipment for the project and have spent a total of $32.5 million on capital expenditures for the expansion through September 30, 2006. In July 2006, we filed an application for an air quality permit from the Louisiana Department of Environmental Quality. We expect to receive the permit and commence construction during the fourth quarter of 2006 and put the project into service by the end of the third quarter of 2007. Also, in July 2006 we completed a follow-on public offering of 3.3 million common units raising $103.5 million to fund the majority of this project.
     Management estimates that Calumet will incur an additional $7.5 million and $110.0 million of capital expenditures in the fourth quarter of 2006 and calendar year 2007, respectively, on the expansion project. We currently estimate the total cost of the Shreveport refinery expansion project will be approximately $150.0 million, which represents a $40.0 million increase over our previously disclosed estimate. The increase in the estimated cost of the expansion project is primarily due to escalation in construction costs. As of September 30, 2006, we have spent $32.5 million on the Shreveport expansion project. Cash on hand from the follow-on offering and borrowings under the secured revolving credit facility, to the extent necessary, will fund these expenditures.
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
     At September 30, 2006 we had borrowings of $49.6 million under our term loan and $0.1 million under our revolving credit facility. Our letters of credit outstanding as of September 30, 2006 were secured by $58.7 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility.
     The secured revolving credit facility currently bears interest at prime or LIBOR plus 150 basis points (which basis point margin may fluctuate), has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in December 2010. On September 30, 2006, we had availability on our revolving credit facility of $124.5 million, based upon its $183.2 million borrowing base, $58.7 million in outstanding letters of credit, and borrowings of $0.1 million.

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
     Our letter of credit facility to support crack spread hedging is secured by a first priority lien on our fixed assets. We have issued a letter of credit in the amount of $50.0 million, the full amount available under the letter of credit facility, to one counterparty. As long as this first priority lien is in effect and such counterparty remains the beneficiary of the $50.0 million letter of credit, we will have no obligation to post additional cash, letters of credit or other collateral with such counterparty to provide additional credit support for a mutually-agreed maximum volume of executed crack spread hedges. In the event such counterparty’s exposure exceeds $100.0 million, we would be required to post additional credit support to enter into additional crack spread hedges up to the aforementioned maximum volume. In addition, we have other crack spread hedges in place with other approved counterparties under the letter of credit facility whose credit exposure to us is also secured by a first priority lien on our fixed assets.
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
     In addition, our credit agreements contain various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; make certain acquisitions and investments; make capital expenditures above specified amounts; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; enter into a merger, consolidation or sale of assets; and cease our refining margin hedging program (our lenders have required us to obtain and maintain derivative contracts for fuel products margins in our fuel products segment for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production). On June 19 and 22, 2006, the Company amended its credit agreements to increase the amount of permitted capital expenditures with respect to the Shreveport refinery expansion project as well as annual capital expenditure limitations.
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. As of September 30, 2006, the Company is in compliance with all debt covenants and has adequate liquidity to conduct its business.

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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that this Interpretation will have a material effect on its financial position, results of operations or cash flow.
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting (the “Position”). The Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities and requires the use of the direct expensing method, built-in overhaul method, or deferral method. The Position is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its assessment of the impact of this statement on our financial position, results of operations or cash flow.
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that this Statement will have a material effect on its financial position, results of operations or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.
Interest Rate Volatility
     We are exposed to market risk from fluctuations in interest rates. As of September 30, 2006, we had approximately $49.7 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of September 30, 2006 would be expected to have an impact on net income and cash flows for 2006 of approximately $0.5 million.
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
  Crude Oil Price Volatility
     We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $9.7 million and our fuel product segment cost of sales by $9.0 million on an annual basis based on our results for the three months ended September 30, 2006.
  Crude Oil Hedging Policy
     Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can take into account the cost of crude oil in setting prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments. Our policy is generally to enter into crude oil contracts for three to nine months forward and for 50% to 70% of our anticipated crude oil purchases related to our specialty products production and for up to five years and no more than 75% of our fuel products sales on average for each fiscal year.
  Natural Gas Price Volatility
     Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $2.6 million on an annual basis based on our results for the three months ended September 30, 2006.
  Natural Gas Hedging Policy
     In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months.

  Fuel Products Selling Price Volatility
     We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our forecasted fuel products segment sales by $9.0 million on an annual basis based on our results for the three months ended September 30, 2006.
  Fuel Products Hedging Policy
In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, we enter into fuels product swap collar contracts. Our policy is to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production. Until March 31, 2006, the historical impact of fair value fluctuations in our derivative instruments has been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our consolidated statements of operations. Effective April 1, 2006, we have restructured and designated certain derivative contracts for our fuel products segment as cash flow hedges under SFAS 133 of gasoline, diesel, and jet fuel sales, and the effective portion of these hedges is recorded in accumulated other comprehensive (loss) income until the underlying transaction hedged is recognized in the statements of operations.
     The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. Please read “Derivatives” in Note 5 to our unaudited condensed consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.
  Existing Commodity Derivative Instruments
     The following tables provide information about our derivative instruments as of September 30, 2006:

		Crude
Crude Oil Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	818,000	54.51
First Quarter 2007	1,710,000	65.14
Second Quarter 2007	1,728,000	64.68
Third Quarter 2007	1,742,000	65.51
Fourth Quarter 2007	1,742,000	65.51
Calendar Year 2008	6,404,000	67.41
Calendar Year 2009	6,752,500	66.02
Calendar Year 2010	4,745,000	67.60
Calendar Year 2011	271,500	65.62

Totals	25,913,000
Average price		$66.07

		Diesel
Diesel Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	409,000	63.09
First Quarter 2007	1,080,000	81.10
Second Quarter 2007	1,092,000	80.74
Third Quarter 2007	1,102,000	81.36
Fourth Quarter 2007	1,102,000	81.36
Calendar Year 2008	3,294,000	82.50
Calendar Year 2009	3,832,500	80.61
Calendar Year 2010	2,555,000	81.72
Calendar Year 2011	181,000	76.57

Totals	14,647,500
Average price		$80.85

		Gasoline
Gasoline Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	409,000	63.09
First Quarter 2007	630,000	72.09
Second Quarter 2007	636,000	71.38
Third Quarter 2007	640,000	72.67
Fourth Quarter 2007	640,000	72.67
Calendar Year 2008	3,110,000	76.17
Calendar Year 2009	2,920,000	73.45
Calendar Year 2010	2,190,000	75.27
Calendar Year 2011	90,500	70.87

Totals	11,265,500
Average price		$73.88

		Crack Spread
Crack Spread Swap Contracts Expiration Dates	Barrels	($/Bbl)
Fourth Quarter 2006	225,000	$7.05

     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel, gasoline, and crack spread swaps disclosed above.

		Implied Crack
Swap Contracts Expiration Dates	Barrels	Spread ($/Bbl)
Fourth Quarter 2006	1,043,000	8.25
First Quarter 2007	1,710,000	12.64
Second Quarter 2007	1,728,000	12.62
Third Quarter 2007	1,742,000	12.66
Fourth Quarter 2007	1,742,000	12.66
Calendar Year 2008	6,404,000	12.01
Calendar Year 2009	6,752,500	11.50
Calendar Year 2010	4,745,000	11.14
Calendar Year 2011	271,500	9.05

Totals	26,138,000
Average price		$11.71

		Put Option	Call Option
		Strike Price	Strike Price
Crack Spread Collar Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)
Fourth Quarter 2006	685,000	6.30	8.30

		Average	Average	Average	Average
		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
October 2006	248,000	$62.38	$72.38	$82.38	$92.38
November 2006	240,000	61.63	71.63	81.63	91.63
December 2006	248,000	52.16	62.16	72.16	82.16

Totals	736,000
Average price		$58.69	$68.69	$78.69	$88.69

Natural Gas Swap Contracts Expiration Dates	MMbtu	$/MMbtu
Fourth Quarter 2006	800,000	$8.16
First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	$7.99
Four Quarter 2007	150,000	$7.99
First Quarter 2008	150,000	$7.99

Totals	1,800,000
Average price		$8.36

     As of November 3, 2006, the Company has added the following derivative instruments to the above transactions:

		Crude
Crude Oil Swap Contracts Expiration Dates	Barrels	($/Bbl)
Calendar Year 2008	1,556,000	$64.49
Calendar Year 2009	730,000	$64.93
Calendar Year 2010	547,500	$65.62

Totals	2,833,500
Average price		$64.82

		Diesel
Diesel Swap Contracts Expiration Dates	Barrels	($/Bbl)
Calendar Year 2008	1,464,000	$78.51
Calendar Year 2009	730,000	$78.58
Calendar Year 2010	547,500	$76.65

Totals	2,741,500
Average price		$78.15

		Gasoline
Gasoline Swap Contracts Expiration Dates	Barrels	($/Bbl)
Calendar Year 2008	92,000	$76.20

     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel, gasoline, and crack spread swaps disclosed above.

		Implied Crack
Swap Contracts Expiration Dates	Barrels	Spread ($/Bbl)
Calendar Year 2008	1,556,000	13.88
Calendar Year 2009	730,000	13.65
Calendar Year 2010	547,500	11.03

Totals	2,833,500
Average price		$13.27

		Average	Average	Average	Average
		Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts Expiration Dates	Barrels	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2007	248,000	$48.66	$58.66	$68.66	$78.66
February 2007	56,000	48.70	58.70	68.70	78.70

Totals	304,000
Average price		$48.67	$58.67	$68.67	$78.67
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
     We plan to grow our business through the reconfiguration and enhancement of our refinery assets. As a specific current example, we plan to commence construction of an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility. This construction project and the construction of other additions or modifications to our existing refineries involve numerous regulatory, environmental, political, legal and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. As a result, these projects may not be completed at the budgeted cost, on schedule or at all. In particular, the Shreveport refinery expansion construction cannot commence until we receive an air quality permit relating to various air emissions following the project’s completion. Although we currently expect to be able to obtain a state air quality permit and commence construction during the fourth quarter of 2006, if we are required to instead seek a federal PSD permit, commencement and completion of the construction project would be substantially delayed.
     We currently anticipate that our expansion project at the Shreveport refinery will cost approximately $150.0 million, which represents a $40.0 million increase over our previously disclosed estimate. The increase in the estimated cost of the expansion project is primarily due to escalation in construction costs. We may suffer significant delays to the expected completion date or significant additional cost overruns as a result of a delay in the receipt of the required air permit, further increases in construction costs, shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues. Thus, construction to expand our Shreveport refinery or construction of other additions or modifications to our existing refineries may occur over an extended period of time, and we may not receive any material increases in revenues and cash flows until the projects are completed, or at all. Until the Shreveport expansion project is put into commercial service and increases our cash flow from operations on a per unit basis, we will be able to issue only 3,233,000 additional common units without obtaining unitholder approval, thereby limiting our ability to raise additional capital through the sale of common units.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     The following documents are filed as exhibits to this Form 10-Q:

Exhibit
Number		Description
3.1	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734)).

10.1	—	Description of the Calumet Specialty Products Partners, L.P. Cash Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 2006 (File No 000-51734)).

10.2	—	Letter Amendment to ISDA Master Agreement, dated as of March 17, 2006 between Calumet Lubricants Co., Limited Partnership and J. Aron & Company.

10.3	—	Letter Amendment to ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of March 17, 2006, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 23, 2006 (File No 000-51734)).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC,
its general partner

By:	/s/ R. PATRICK MURRAY, II
R. Patrick Murray, II, Vice President, Chief Financial
Officer and Secretary of Calumet GP, LLC
(Authorized Person and Principal Accounting Officer)

Date: November 13, 2006

Index to Exhibits

Exhibit
Number		Description
3.1	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734)).

10.1	—	Description of the Calumet Specialty Products Partners, L.P. Cash Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 2006 (File No 000-51734)).

10.2	—	Letter Amendment to ISDA Master Agreement, dated as of March 17, 2006 between Calumet Lubricants Co., Limited Partnership and J. Aron & Company.

10.3	—	Letter Amendment to ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of March 17, 2006, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 23, 2006 (File No 000-51734)).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.