Form 10-K
period 2006-12-31
Calumet Specialty Products Partners, L.P.
filed 2007-02-23
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2006
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

2780 Waterfront Pkwy E. Drive
Suite 200
Indianapolis, Indiana 46214
(317) 328-5660
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common units representing limited partner interests	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE.

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $231.8 million on June 30, 2006, based on $31.73 per unit, the closing price of the common units as reported on the NASDAQ Global Market on such date.

At February 9, 2007, there were 16,366,000 common units and 13,066,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2006 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the information in this annual report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s expected completion date, the estimated cost, and the resulting increases in production levels, (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, and (iii) the probability of the achievement of a certain financial performance target related to executive compensation programs, as well as other matters discussed in this Form 10-K that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Annual Report. The risk factors and other factors noted throughout this Form 10-K could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:

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

References in this Form 10-K to “Calumet Specialty Products Partners,” “the Partnership,” “the Company,” “we,” “our,” “us” or like terms, when used in a historical context prior to January 31, 2006, refer to the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries of which substantially all such assets and liabilities were contributed to Calumet Specialty Products Partners, L.P. and its subsidiaries. When used in the present tense or prospectively, those terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-K refer to Calumet Lubricants Co., Limited Partnership. The results of operations for the year ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006. References in this Form 10-K to “our general partner” refer to Calumet GP, LLC.

PART I

Items 1 and 2.  Business and Properties

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. For the year ended December 31, 2006, approximately 74.9% of our gross profit was generated from our specialty products segment and approximately 25.1% of our gross profit was generated from our fuel products segment.

Our operating assets consist of our:

•	Princeton Refinery. Our Princeton refinery, located in northwest Louisiana and acquired in 1990, produces specialty lubricating oils, including process oils, base oils, transformer oils and refrigeration oils that are used in a variety of industrial and automotive applications. The Princeton refinery has aggregate crude oil throughput capacity of approximately 10,000 barrels per day (bpd) and had average daily crude oil throughput of 7,574 bpd for the year ended December 31, 2006.

•	Cotton Valley Refinery. Our Cotton Valley refinery, located in northwest Louisiana and acquired in 1995, produces specialty solvents that are used principally in the manufacture of paints, cleaners and automotive products. The Cotton Valley refinery has aggregate crude oil throughput capacity of approximately 13,500 bpd and had average daily crude oil throughput of 7,130 bpd for the year ended December 31, 2006.

•	Shreveport Refinery. Our Shreveport refinery, located in northwest Louisiana and acquired in 2001, produces specialty lubricating oils and waxes, as well as fuel products such as gasoline, diesel and jet fuel. The Shreveport refinery currently has aggregate crude oil throughput capacity of approximately 42,000 bpd and had average daily crude oil throughput of 36,894 bpd for the year ended December 31, 2006.

•	Distribution and Logistics Assets. We own and operate a terminal in Burnham, Illinois with a storage capacity of approximately 150,000 barrels that facilitates the distribution of product in the Upper Midwest and East Coast regions of the United States and in Canada. In addition, we lease approximately 1,200 rail cars to receive crude oil or distribute our products throughout the United States and Canada. We also have approximately 4.5 million barrels of aggregate finished product storage capacity at our refineries.

Business Strategies

Our management team is dedicated to increasing the amount of cash available for distribution on each limited partner unit by executing the following strategies:

•	Concentrate on stable cash flows. We intend to continue to focus on businesses and assets that generate stable cash flows. Approximately 74.9% of our gross profit for the year ended December 31, 2006 was generated by the sale of specialty products, a segment of our business which is characterized by stable customer relationships due to their requirements for highly specialized products. Historically, we have been able to reduce our exposure to crude oil price fluctuations in this segment through our ability to pass on incremental feedstock costs to our specialty products customers and through our crude oil hedging program. In our fuel products business, we seek to mitigate our exposure to fuel margin volatility by maintaining a long-term hedging program. We believe the diversity of our products, our broad customer base and our hedging activities contribute to the stability of our cash flows.

•	Develop and expand our customer relationships. Due to the specialized nature of, and the long lead-time associated with, the development and production of many of our specialty products, our customers have an incentive to continue their relationships with us. We believe that our larger competitors do not work with customers as we do from product design to delivery for smaller volume products like ours. We intend to continue to assist our existing customers in expanding their product offerings as well as marketing specialty product formulations to new customers. By striving to maintain our long-term relationships with our existing customers and to add new customers, we seek to limit our dependence on a small number of customers.

•	Enhance profitability of our existing assets. We will continue to evaluate opportunities to improve our existing asset base to increase our throughput, profitability and cash flows. Following each of our asset acquisitions, we have undertaken projects designed to increase the profitability of our acquired assets. We intend to further increase the profitability of our existing asset base through various measures which include changing the product mix of our processing units, debottlenecking and expanding units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. For example, in late 2004 at the Shreveport refinery we recommissioned certain of its previously idled fuels production units, refurbished existing fuels production units, converted existing units to improve gasoline blending profitability and expanded capacity from approximately 42,000 bpd to increase lubricating oil and fuels production. Also, in December 2006 we commenced construction of an expansion project at our Shreveport refinery, scheduled for completion in the third quarter of 2007, to increase its aggregate crude oil throughput capacity to approximately 57,000 bpd. For additional discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

•	Pursue strategic and complementary acquisitions. Since 1990, our management team has demonstrated the ability to identify opportunities to acquire refineries whose operations we can enhance and whose profitability we can improve. In the future, we intend to continue to make strategic acquisitions of refineries that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion. In addition, we may pursue selected acquisitions in new geographic or product areas to the extent we perceive similar opportunities.

Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•	We offer our customers a diverse range of specialty products. We offer a wide range of over 250 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than our competitors generally gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. A contributing factor to our ability to produce numerous specialty products is our ability to ship products between our refineries for product upgrading in order to meet customer specifications.

•	We have strong relationships with a broad customer base. We have long-term relationships with many of our customers, and we believe that we will continue to benefit from these relationships. Our customer base includes over 800 companies and we are continually seeking new customers. From 1996 to December 31, 2006, we added an average of approximately 65 new specialty products customers per year, and for the year ended December 31, 2006 we added approximately 90 new specialty products customers. No single customer accounts for more that 10% of our specialty sales.

•	Our refineries have advanced technology. Our refineries are equipped with advanced, flexible technology that allows us to produce high-grade specialty products and to produce gasoline and diesel products that comply with new fuel regulations. Our current gasoline production satisfies the 2006 low sulfur gasoline standard set by the Environmental Protection Agency (EPA), and our Shreveport and Cotton Valley refineries, as currently configured, have the processing capability to satisfy the 2006 ultra low sulfur diesel standard. Also, unlike larger refineries, which lack some of the equipment necessary to achieve the narrow distillation ranges associated with the production of specialty products, our operations are capable of producing a wide range of products tailored to our customers’ needs. We have also upgraded the operations of many of our assets through our investment in advanced, computerized refinery process controls.

•	We have an experienced management team. Our management has a proven track record of enhancing value through the acquisition, exploitation and integration of refining assets and the development and marketing of specialty products. Our senior management team, the majority of whom have been working together since 1990, has an average of over 20 years of industry experience. Our team’s extensive experience and contacts within the refining industry provide a strong foundation and focus for managing and enhancing our operations, for accessing strategic acquisition opportunities and for constructing and enhancing the profitability of new assets.

Our Operating Assets

General

We own and operate refining assets in northwest Louisiana, which consist of: the Princeton refinery, the Cotton Valley refinery and the Shreveport refinery. We also own and operate a terminal in Burnham, Illinois.

The following table sets forth information about our combined refinery operations. Refinery production volume differs from sales volume due to changes in inventory.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004

Total sales volume (bpd)(1)	50,345	46,953	24,658
Total feedstock runs (bpd)(2)	51,598	50,213	26,205
Refinery production (bpd)
Specialty products:
Lubricating oils	11,436	11,556	9,437
Solvents	5,361	4,422	4,973
Waxes	1,157	1,020	1,010
Asphalt and other by-products	6,596	6,313	5,992
Fuels	2,038	2,354	3,931

Total	26,588	25,665	25,343

Fuel products:
Gasoline	9,430	8,278	3
Diesel	6,823	8,891	583
Jet fuel	6,911	5,080	342
By-products	461	417	26

Total	23,625	22,666	954

Total refinery production(3)	50,213	48,331	26,297

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

Set forth below is information regarding sales contributed by our principal products.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004
	(In millions)

Sales of specialty products:
Lubricating oils	$509.9	$394.4	$251.9
Solvents	201.9	145.0	114.7
Waxes	61.2	43.6	39.5
Fuels	41.3	44.0	72.7
Asphalt and other by-products	98.8	76.3	51.2

Total	$913.1	$703.3	$530.0

Sales of fuel products:
Gasoline	$336.7	$223.6	$—
Diesel	207.1	230.9	3.3
Jet fuel	176.4	121.3	—
By-products	7.7	10.0	6.3

Total	727.9	585.8	9.6

Consolidated sales	$1,641.0	$1,289.1	$539.6

Princeton Refinery

The Princeton refinery, located on a 208-acre site in Princeton, Louisiana, has aggregate crude oil throughput capacity of 10,000 bpd and is currently processing naphthenic crude oil into lubricating oils, high sulfur diesel and asphalt. The high sulfur diesel may be blended to produce certain lubricating oils or transported to the Shreveport refinery for further processing into ultra low sulfur diesel. The asphalt may be processed or blended for coating and roofing applications at the Princeton refinery or transported to the Shreveport refinery for processing into bright stock.

The Princeton refinery currently consists of seven major processing units, approximately 650,000 barrels of storage capacity in 200 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Princeton refinery in 1990, we have debottlenecked the crude unit to increase production capacity to 10,000 bpd, increased the hydrotreater’s capacity to 7,000 bpd and upgraded the refinery’s fractionation unit, which has enabled us to produce higher value specialty products. In addition, in 2004, we modified the crude and vacuum unit to improve fractionation and extend its useful life. The following table sets forth historical information about production at our Princeton refinery.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004

Crude oil throughput capacity (bpd)	10,000	10,000	10,000
Total feedstock runs (bpd)(1)	7,574	8,067	8,062
Refinery production (bpd):
Lubricating oils	5,085	5,463	5,390
Fuels	1,072	1,163	1,475
Asphalt and other by-products	1,386	1,356	1,363

Total refinery production(1)	7,543	7,982	8,228

(1)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

The Princeton refinery has a hydrotreater and significant fractionation capability enabling the refining of high quality naphthenic lubricating oils at numerous distillation ranges. The Princeton refinery’s processing capabilities consist of atmospheric and vacuum distillation, hydrotreating, asphalt oxidation processing and clay/acid treating facilities. In addition, we have the necessary tankage and technology to process our asphalt into higher value applications like coatings and road paving applications.

The Princeton refinery receives crude oil via tank truck, railcar and pipeline. Its crude oil feedstock primarily originates from Texas and north Louisiana and is purchased from various marketers and gatherers. The Princeton refinery ships its finished products throughout the country by both truck and rail car service.

Cotton Valley Refinery

The Cotton Valley refinery, located on a 77-acre site in Cotton Valley, Louisiana, has aggregate crude oil throughput capacity of 13,500 bpd and is currently processing crude oil into solvents, low sulfur diesel, fuel feedstocks and residual fuel oil. The residual fuel oil is an important feedstock for specialty refined products at the Shreveport refinery. The Cotton Valley refinery produces the most complete, single-facility line of paraffinic solvents in the United States.

The Cotton Valley refinery currently consists of three major processing units that include a crude unit, a hydrotreater and a fractionation train, approximately 625,000 barrels of storage capacity in 74 storage tanks and related loading and unloading facilities and utilities. The Cotton Valley refinery also has a utility fractionator for batch processing of narrow distillation range specialty solvents. Since its acquisition in 1995, we have expanded the refinery’s capabilities by installing a hydrotreater that removes aromatics, increased the crude unit processing capability to 13,500 bpd and reconfigured the refinery’s fractionation train to improve product quality, enhance flexibility and lower utility costs. The following table sets forth historical information about production at our Cotton Valley refinery.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004

Crude oil throughput capacity (bpd)	13,500	13,500	13,500
Total feedstock runs (bpd)(1)(2)	7,130	7,145	9,093
Refinery production (bpd):
Solvents	5,361	4,422	4,973
Asphalt and by-products	1,393	1,473	2,330
Fuels	966	1,191	1,790

Total refinery production(2)	7,720	7,086	9,093

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

(2)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

The Cotton Valley configuration is flexible, which allows us to respond to market changes and customer demands by modifying its product mix. The reconfigured fractionation train also allows the refinery to satisfy demand fluctuations efficiently without large product inventory requirements.

The Cotton Valley refinery receives crude oil via truck and through a pipeline system operated by a subsidiary of Plains All American Pipeline, L.P. (“Plains”). Cotton Valley’s feedstock is primarily low sulfur, paraffinic crude oil originating from north Louisiana and is purchased from various marketers and gatherers. In addition, the refinery receives feedstock for solvent production from the Shreveport refinery. The Cotton Valley refinery ships finished products throughout the country by both truck and rail car service.

Shreveport Refinery

The Shreveport refinery, located on a 240-acre site in Shreveport, Louisiana, currently has aggregate crude oil throughput capacity of 42,000 bpd and is currently processing paraffinic crude oil and associated feedstocks into fuel products, paraffinic lubricating oils, waxes, residuals, and by-products.

The Shreveport refinery currently consists of 15 major processing units, approximately 3.2 million barrels of storage capacity in 140 storage tanks and related loading and unloading facilities and utilities. Since its acquisition in 2001, we have expanded the refinery’s capabilities by adding additional processing and blending facilities and a second reactor to the high pressure hydrotreater. In addition, during the fourth quarter of 2004, we resumed production of gasoline, diesel and other fuel products at the refinery. The following table sets forth historical information about production at our Shreveport refinery.

	Calumet	Predecessor
	Years Ended December 31,
	2006	2005	2004

Crude oil throughput capacity (bpd)	42,000	42,000	10,000
Total feedstock runs (bpd)(1)	36,894	35,342	8,956
Refinery production (bpd):
Fuels	23,625	22,666	1,595
Lubricating oils	6,351	6,093	4,047
Waxes	1,157	1,020	1,010
By-products	3,817	3,483	2,325

Total refinery production(1)(2)	34,950	33,262	8,977

(1)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

(2)	Total refinery production includes certain interplant solvent feedstocks supplied to our Cotton Valley refinery.

We commenced construction of an expansion project in the fourth quarter of 2006, scheduled for completion in the third quarter of 2007, to increase our Shreveport refinery’s aggregate crude oil throughput capacity to approximately 57,000 bpd. We received the air permit necessary to commence construction of the project in the fourth quarter of 2006. For further discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

The Shreveport refinery has a flexible operational configuration and operating personnel that facilitate development of new product opportunities. Product mix fluctuates from one period to the next to capture market opportunities. The refinery has an idle residual fluid catalytic cracking unit, alkylation unit, vacuum tower and a number of idle towers that can be utilized for future project needs. Certain idle towers will be utilized as a part of the Shreveport refinery expansion project discussed above.

The Shreveport refinery currently makes jet fuel, low sulfur diesel and ultra low sulfur diesel and all of its gasoline production currently meets low sulfur standards.

The Shreveport refinery receives crude oil from common carrier pipeline systems operated by subsidiaries of Plains and Exxon Mobil Corporation (“ExxonMobil”), each of which are connected to the Shreveport refinery’s facilities. The Plains pipeline system delivers local supplies of crude oil and condensates from north Louisiana and east Texas. The ExxonMobil pipeline system delivers domestic crude oil supplies from south Louisiana and foreign crude oil supplies from the Louisiana Offshore Oil Port (“LOOP”) or other crude oil terminals. In addition, trucks deliver crude oil gathered from local producers to the Shreveport refinery.

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

We also lease a fleet of approximately 1,200 railcars from various lessors. This fleet enables us to receive crude oil and distribute various specialty products throughout the United States and Canada to and from each of our refineries.

Crude Oil and Feedstock Supply

We purchase crude oil from major oil companies as well as from various gatherers and marketers in Texas and north Louisiana. The Shreveport refinery can also receive crude oil through the ExxonMobil pipeline system originating in St. James, Louisiana, which provides the refinery with access to domestic crude oils and foreign crude oils through the LOOP or other terminal locations.

For the year ended December 31, 2006, we purchased approximately 38.5% of our crude oil supply from a subsidiary of Plains under a term contract that expires in February 2008, 37.7% of our crude oil supply through evergreen crude oil supply contracts, which are typically terminable on 30 days’ notice by either party, and the remaining 23.8% of our crude oil supply on the spot market. We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources. Due to the location of our refineries, we believe that adequate supplies of crude oil will continue to be available to us.

Our cost to acquire feedstocks, and the price for which we ultimately can sell refined products, depend on a number of factors beyond our control, including regional and global supply of and demand for crude oil and other feedstocks and specialty and fuel products. These in turn are dependent upon, among other things, the availability of imports, the production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. We have historically been able to pass on the costs associated with increased feedstock prices to our specialty products customers although the increase in selling prices for specialty products typically lags the rising cost of crude oil. We use a hedging program to manage a portion of this price risk. Please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” for a discussion of our crude oil hedging program.

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

Although our refineries are located in northwest Louisiana, we have the capability to ship our specialty products worldwide. We ship via rail cars, trucks or barges in the United States and Canada. For the year ended December 31, 2006, about 42.1% of our specialty products were shipped in our fleet of approximately 1,200 leased rail cars with the remaining 57.9% of our specialty products shipped in trucks owned and operated by several different third-party carriers. We have the capability to ship large quantities via barge if necessary. For shipments outside of North America, which accounted for less than 10% of our consolidated sales in 2006, we can ship railcars to several ports where the product is loaded on a ship for delivery to a customer.

Fuel Products.  We produce a variety of fuel and fuel-related products, primarily at our Shreveport refinery.

Fuel products produced at the Shreveport refinery can be sold locally or through the TEPPCO pipeline. Local sales are made in the TEPPCO terminal in Bossier City, Louisiana, which is approximately 15 miles from the Shreveport refinery, as well as from our own refinery terminal. Any excess volumes are sold to marketers further up the TEPPCO pipeline.

During the year ended December 31, 2006, we sold approximately 11,000 bpd of gasoline into the Louisiana, Texas and Arkansas markets, and we sold our excess volumes to marketers further up the TEPPCO pipeline. Should the appropriate market conditions arise, we have the capability to redirect and sell additional volumes into the Louisiana, Texas and Arkansas markets rather than transport them to the Midwest. Similar market conditions exist for our diesel production. We also sell the majority of our diesel fuel locally, but similar to gasoline, we occasionally sell the excess volumes to upstream marketers during times of high diesel production or for competitive reasons.

Our Shreveport and Cotton Valley refineries have the capability to make all of their low sulfur diesel into ultra low sulfur diesel and all of the Shreveport refinery’s gasoline production meets low sulfur standards set by the EPA.

The Shreveport refinery also has the capacity to produce about 7,000 bpd of commercial jet fuel that can be marketed to Barksdale Air Force Base in Bossier City, Louisiana, sold as Jet-A locally or via the TEPPCO pipeline, or transferred to the Cotton Valley refinery to be used as a feedstock to make solvents. Jet fuel sales volumes change as the margin between diesel and jet fuel change. We have a sales contract with Barksdale for approximately 4,500 bpd of jet fuel. This contract is effective until April 2007 and is bid annually.

Additionally, we produce a number of fuel-related products including fluid catalytic cracking (“FCC”) feedstock, asphalt vacuum residual and mixed butanes.

Vacuum residuals are blended or processed further to make specialty asphalt products. Volumes of vacuum residuals which we cannot process are sold locally into the fuel oil market or sold via rail car to other producers. FCC feedstock is sold to other refiners as a feedstock for their FCC units. Butanes are primarily available in the summer months and are primarily sold to local marketers. If the butane is not sold, it is blended into our gasoline production.

Customers

Specialty Products.  We have a diverse customer base for our specialty products, with approximately 800 active accounts. Most of our customers are long-term customers who use our products in specialty applications which require six months to two years to gain approval for use in their formulations. No single customer of our specialty products segment accounts for more that 10% of our consolidated sales.

Fuel Products.  We have a diverse customer base for our fuel products, with 63 active accounts. We are able to sell the majority of the fuel products we produce to the local markets of Louisiana, east Texas and Arkansas. We also have the option to ship our fuel products to the Midwest through the TEPPCO pipeline, should the need arise. No single customer of our fuel products segment account for more than 10% of our consolidated sales.

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

Paraffin Waxes.  Our primary competitors in producing paraffin waxes include Exxon Mobil and The International Group Inc.

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

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of our operations. On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling approximately $0.2 million and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of our Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; and (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency. We are currently in settlement negotiations with the LDEQ to resolve these matters, as well as a number of similar matters at the Princeton refinery, for which no penalty has yet been proposed. We expect that any penalties that may be assessed due to the alleged violations at our Princeton refinery will be consolidated in a settlement agreement that we anticipate executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below in “— Air.”

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

Air

Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws. The Clean Air Act Amendments of 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the Clean Air Act, facilities that emit volatile organic compounds or nitrogen oxides face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, the petroleum refining sector has come under stringent new EPA regulations, imposing maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. In addition, air permits are required for our refining and terminal operations that result in the emission of regulated air contaminants. These permits incorporate stringent control technology requirements and are subject to extensive review and periodic renewal. Aside from the alleged air violations discussed above for which we are currently discussing settlement with the LDEQ, we believe that we are in substantial compliance with the Clean Air Act and similar state and local laws.

The Clean Air Act authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in December 1999, the EPA promulgated regulations limiting the sulfur content allowed in gasoline. These regulations required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those Western states exhibiting lesser air quality problems. Similarly, the EPA promulgated regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra low sulfur standard”). The Shreveport refinery has implemented the sulfur standard with respect to gasoline in its production and has commenced production of diesel meeting the ultra low sulfur standard.

We recently have entered into discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. We expect that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. We are only in the beginning stages of discussion with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the these discussions, we anticipate that we will ultimately be required to make emissions reductions requiring capital investments between approximately $1.0 million and $3.0 million over a three to five year period at our three Louisiana refineries.

In response to recent studies suggesting that emissions of certain gases may be contributing to warming of the Earth’s atmosphere, many foreign nations have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of fossil fuels, are examples of greenhouse gases. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. By comparison, several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. Also, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate change legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Also, any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business could adversely affect our operations and demand for our products.

On December 27, 2006, the LDEQ approved our application for a modification of our air emissions permit for the Shreveport refinery expansion. We were required to obtain approval of this modified air emissions permit from the LDEQ prior to commencing construction of the expansion activities. Upon receipt of the permit approval from the LDEQ, we have commenced construction of the Shreveport refinery expansion project. On February 22, 2007, we received notice that on February 13, 2007 an individual filed, on behalf of the “Residents for Air Neutralization,” a Petition for Review in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, asking the Court to review the approval granted by the LDEQ for our application for a modified air emissions permit. The Petition alleges the information in the final LDEQ decision report was inaccurate and that, based on the LDEQ’s decision to grant the modified air emissions permit, the LDEQ had not reviewed the evidence put before them properly. There is a question, unresolved at this time, concerning whether the Petition was timely filed. If it was timely filed, the LDEQ will have sixty days after service of the Petition to file the record of its proceedings with the district court. We believe that the LDEQ will be successful in defending its approval of our application for a modified air emissions permit. Neither we nor any of our subsidiaries is named at this time as a party to the Petition. For a further discussion of the expansion project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

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

Title to Properties

We own the 208-acre site of the Princeton refinery in Princeton, Louisiana, the 77-acre site of the Cotton Valley refinery in Cotton Valley, Louisiana and the 240-acre site of the Shreveport refinery in Shreveport, Louisiana. In addition, we own the 11-acre site of the Burnham terminal in Burnham, Illinois. Our properties are pledged as collateral under our credit facilities as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Credit Facilities.”

Office Facilities

In addition to our refineries and terminal discussed above, we occupy approximately 19,000 square feet of executive office space in Indianapolis, Indiana under a lease expiring in September 2011. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

As of February 9, 2007, our general partner employs approximately 360 people who provide direct support to the Company’s operations. Of these employees, approximately 200 are covered by collective bargaining agreements. Employees at the Princeton and Cotton Valley refineries are covered by separate collective bargaining agreements with the International Union of Operating Engineers, having expiration dates of October 31, 2008 and March 31, 2007, respectively. Employees at the Shreveport refinery are covered by a collective bargaining agreement with the Paper, Allied-Industrial, Chemical and Energy Workers International Union which expires as of April 30, 2007. None of the employees at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to be good, with no history of work stoppages.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are located at 2780 Waterfront Pkwy E. Drive, Suite 200, Indianapolis, Indiana 46214 and our telephone number is (317) 328-5660. Our website is located at http://www.calumetspecialty.com.

We make the following information available free of charge on our website:

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

•	Charters for the Audit, Compensation and Conflicts Committees; and

•	Code of Business Conduct and Ethics.

Our SEC filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The above information is available in print to anyone who requests it.

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

Our financial results are primarily affected by the relationship, or margin, between our specialty products and fuel prices and the prices for crude oil and other feedstocks. The cost to acquire our feedstocks and the price at which we can ultimately sell our refined products depend upon numerous factors beyond our control. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. A widely used benchmark in the fuel products industry to measure market values and margins is the “3/2/1 crack spread,” which represents the approximate gross margin resulting from processing one barrel of crude oil, assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of heating oil. The 3/2/1 crack spread, as reported by Bloomberg L.P., averaged $3.04 per barrel between 1990 and 1999, $4.61 per barrel between 2000 and 2004, $10.63 per barrel in 2005, $8.68 per barrel in the first quarter of 2006, $15.75 per barrel in the second quarter of 2006, $10.92 per barrel in the third quarter of 2006 and $7.43 per barrel in the fourth quarter of 2006, and $10.70 for the year ended December 31, 2006. Our actual refinery margins vary from the Gulf Coast 3/2/1 crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast 3/2/1 crack spread as an indicator of the volatility and general levels of refining margins. Because refining margins are volatile, unitholders should not assume that our current margins will be sustained. If our refining margins fall, it will adversely affect the amount of cash we will have available for distribution to our unitholders.

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

For example, daily prices as reported on the New York Mercantile Exchange (“NYMEX”) ranged between $4.20 and $10.62 per million British thermal units, or MMBtu, in 2006 and between $5.79 and $15.39 per MMBtu in 2005. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 42.3% and 45.6% of our total operating expenses included in cost of sales for the years ended December 31, 2006 and 2005, respectively.

Our hedging activities may reduce our earnings, profitability and cash flows.

We are exposed to fluctuations in the price of crude oil, fuel products, natural gas and interest rates. We utilize derivative financial instruments related to the future price of crude oil, natural gas and fuel products with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices. We are not able to enter into derivative financial instruments to reduce the volatility of the prices of the specialty hydrocarbon products we sell as there is no established derivative market for such products.

Prior to 2006, we had not designated all of our derivative instruments as hedges in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. According to SFAS 133, changes in the fair value of derivatives which have not been designated as hedges are to be recorded each period in earnings and reflected in unrealized gain (loss) on derivative instruments in the consolidated statements of operations. For the years ended December 31, 2006, 2005 and 2004, these unrealized gains (losses) were $12.3 million, $(27.6) million, and $(7.8) million, respectively. On April 1, 2006, we designated certain derivative contracts that hedge the purchase of crude oil and sale of fuel products as cash flow hedges to the extent they qualify for hedge accounting. Subsequent to April 1, 2006, we designated certain derivatives related to crude oil and natural gas purchases and fuel product sales, and interest payments as cash flow hedges at the time of their execution. For derivatives designated as cash flow hedges, the change in fair value of these derivatives is reflected in accumulated other comprehensive income in the consolidated balance sheets. A total fair value of $52.3 million of these derivatives is reflected in accumulated other comprehensive income on the consolidated balance sheets as of December 31, 2006.

The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual crude oil prices, natural gas prices or fuel products prices that we incur in our operations. Furthermore, we have a policy to enter into derivative transactions related to only a portion of the volume of our expected purchase and sales requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion. Please read Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” Our actual future purchase and sales requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our hedging policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Our asset reconfiguration and enhancement initiatives, including the current expansion project at our Shreveport refinery, may not result in revenue or cash flow increases, may be subject to significant cost overruns and are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, operating results, cash flows and financial condition.

We plan to grow our business in part through the reconfiguration and enhancement of our refinery assets. As a specific current example, we have commenced construction of an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility. This construction project and the construction of other additions or modifications to our existing refineries involve numerous regulatory, environmental, political, legal and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. As a result, these projects may not be completed at the budgeted cost, on schedule, or at all.

We currently anticipate that our expansion project at the Shreveport refinery will cost approximately $150.0 million. We may suffer significant delays to the expected completion date or significant additional cost overruns as a result of increases in construction costs, shortages of workers or materials, transportation constraints, adverse weather, regulatory and permitting challenges, unforeseen difficulties or labor issues. Thus, construction to expand our Shreveport refinery or construction of other additions or modifications to our existing refineries may occur over an extended period of time and we may not receive any material increases in revenues and cash flows until the project is completed, if at all. Until the Shreveport expansion project is put into commercial service and increases our cash flow from operations on a per unit basis, we will be able to issue only 3,233,000 additional common units without obtaining unitholder approval, thereby limiting our ability to raise additional capital through the sale of common units. For further discussion of the Shreveport expansion project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

If our general financial condition deteriorates, we may be limited in our ability to issue letters of credit which may affect our ability to enter into hedging arrangements or to purchase crude oil.

We rely on our ability to issue letters of credit to enter into hedging arrangements in an effort to reduce our exposure to adverse fluctuations in the prices of crude oil, natural gas and crack spreads. We also rely on our ability to issue letters of credit to purchase crude oil for our refineries and enter into cash flow hedges of crude oil and natural gas purchases and fuel products sales. If, due to our financial condition or other reasons, we are limited in our ability to issue letters of credit or we are unable to issue letters of credit at all, we may be required to post substantial amounts of cash collateral to our hedging counterparties or crude oil suppliers in order to continue these activities, which would adversely affect our liquidity and our ability to distribute cash to our unitholders.

We depend on certain key crude oil gatherers for a significant portion of our supply of crude oil, and the loss of any of these key suppliers or a material decrease in the supply of crude oil generally available to our refineries could materially reduce our ability to make distributions to unitholders.

We purchase crude oil from major oil companies as well as from various gatherers and marketers in Texas and North Louisiana. For the year ended December 31, 2006, subsidiaries of Plains and Koch Supply and Trading, LP supplied us with approximately 50.6% and 23.5%, respectively, of our total crude oil supplies. Each of our refineries is dependent on one or both of these suppliers and the loss of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil. We do not maintain long-term contracts with most of our suppliers. Please read Items 1 and 2 “Business and Properties — Crude Oil and Feedstock Supply.”

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

Our Shreveport refinery is interconnected to pipelines that supply most of its crude oil and ship most of its refined fuel products to customers, such as pipelines operated by subsidiaries of TEPPCO Partners, L.P. and Exxon Mobil. Since we do not own or operate any of these pipelines, their continuing operation is not within our control. If any of these third-party pipelines become unavailable to transport crude oil feedstock or our refined fuel products because of accidents, government regulation, terrorism or other events, our revenues, net income and cash available for distribution could decline.

Distributions to unitholders could be adversely affected by a decrease in the demand for our specialty products.

Changes in our customers’ products or processes may enable our customers to reduce consumption of the specialty products that we produce or make our specialty products unnecessary. Should a customer decide to use a different product due to price, performance or other considerations, we may not be able to supply a product that meets the customer’s new requirements. In addition, the demand for our customers’ end products could decrease, which would reduce their demand for our specialty products. Our specialty products customers are primarily in the industrial goods, consumer goods and automotive goods industries and we are therefore susceptible to changing demand patterns and products in those industries. Consequently, it is important that we develop and manufacture new products to replace the sales of products that mature and decline in use. If we are unable to manage successfully the maturation of our existing specialty products and the introduction of new specialty products our revenues, net income and cash available for distribution to unitholders could be reduced.

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

We recently have entered into discussions on a voluntary basis with the LDEQ regarding our participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” We are only in the beginning stages of discussion with the LDEQ and, consequently, while no specific compliance and enforcement expenditures have been requested as a result of our discussions, we anticipate that we will ultimately be required to make emissions reductions or other efforts requiring capital investments and increased operating expenditures that may be material.

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

Our refineries and terminal operations face operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.

Our activities are conducted at three refineries in northwest Louisiana and a terminal in Illinois. These facilities are our principal operating assets. Our operations are subject to significant interruption, and our cash from operations could decline if any of our facilities experiences a major accident or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operations or shut down. These hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations.

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

Our refineries consist of many processing units, a number of which have been in operation for a long time. One or more of the units may require additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues during the period of time that our units are not operating and could reduce our ability to make distributions to our unitholders.

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

We had total outstanding debt of $49.5 million as of December 31, 2006. We continue to have the ability to incur additional debt, including the ability to borrow up to $225.0 million under our senior secured revolving credit facility, subject to borrowing base limitations in the credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

An increase in interest rates will cause our debt service obligations to increase.

Borrowings under our revolving credit facility bear interest at a floating rate (8.25% as of December 31, 2006). Borrowings under our term loan facility bear interest at a floating rate (8.85% as of December 31, 2006). The rates are subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in our interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

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

The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. Except with respect to Mr. Grube, neither we, our general partner nor any affiliate thereof has entered into an employment agreement with any member of our senior management team or other key personnel. Furthermore, we do not maintain any key-man life insurance.

We depend on unionized labor for the operation of our refineries. Any work stoppages or labor disturbances at these facilities could disrupt our business.

Substantially all of our operating personnel at our Princeton, Cotton Valley and Shreveport refineries are employed under collective bargaining agreements that expire in October 2008, March 2007 and April 2007, respectively. Our inability to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

The operating results for our fuels segment and the asphalt we produce and sell are seasonal and generally lower in the first and fourth quarters of the year.

The operating results for the fuel products segment and the selling prices of asphalt products we produce can be seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters due to the seasonality of road construction. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. In addition, our natural gas costs can be higher during the winter months. Our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality.

Risks Inherent in an Investment in Us

The families of our chairman and chief executive officer and president, The Heritage Group and certain of their affiliates own a 62.7% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.

The families of our chairman and chief executive officer and president, the Heritage Group, and certain of their affiliates own a 62.7% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and chief executive officer and president own our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or its board of directors, and will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders were dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent.

The unitholders are unable initially to remove the general partner without its consent because the general partner and its affiliates will own sufficient units upon completion of the offering to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. The owners of our general partner and certain of their affiliates own 64.0% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of the general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

During the subordination period, our general partner, without the approval of our unitholders, may cause us to issue up to 3,233,000 additional common units until the completion of the Shreveport refinery expansion project. If, upon completion, this project increases cash flow from operations per unit, our general partner may cause us to issue up to 6,533,000 of additional common units. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances described in our partnership agreement.

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

If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. Our general partner and its affiliates own approximately 35.2% of the common units. At the end of the subordination period, assuming no additional issuances of common units, our general partner and its affiliates will own approximately 64.0% of the common units.

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

Our common units have a limited trading history compared to other units representing limited partner interests.

Our common units are traded publicly on the NASDAQ Global Market under the symbol “CLMT.” However, our common units have a limited trading history compared to many other units representing limited partner interests quoted on the NASDAQ. The price of our common units may continue to be volatile.

The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in commodity prices or refining margins;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units after this offering or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K.

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

Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), other retirement plans, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income.

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

In addition to federal income taxes, our common unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Our common unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own assets and/or do business in Arkansas, California, Connecticut, Florida, Georgia, Indiana, Illinois, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Pennsylvania, Texas, Utah and Virginia. Each of these states, other than Texas and Florida, currently imposes a personal income tax as well as an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is the responsibility of our common unitholders to file all United States federal, foreign, state and local tax returns.

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

We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Items 1 and 2 “Business and Properties — Environmental Matters” for a description of our current regulatory matters related to the environment.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are quoted and traded on the NASDAQ Global Market under the symbol “CLMT.” Our common units began trading on January 26, 2006 at an initial public offering price of $21.50. Prior to that date, there was no public market for our common units. The following table shows the low and high sales prices per common unit, as reported by NASDAQ, for the periods indicated. During each quarter in the year ended December 31, 2006, identical cash distributions per unit were paid among all outstanding common and subordinated units.

			Cash Distribution
	Low	High	per Unit

Year ended December 31, 2006:
First quarter(1)	$21.70	$27.95	$0.30	(2)
Second quarter	$27.11	$36.94	$0.45
Third quarter	$28.79	$32.58	$0.55
Fourth quarter	$29.80	$44.21	$0.60

(1)	Represents the period from January 26, 2006, the day our common units began trading on the NASDAQ, through March 31, 2006.

(2)	Reflects the pro rata portion of the $0.45 quarterly distribution per unit paid, representing the period from the January 31, 2006 closing of our initial public offering through March 31, 2006.

As of February 9, 2007, there were approximately 14 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. As of February 9, 2007, there were 29,432,000 units outstanding. The number of units outstanding on this date includes the 13,066,000 subordinated units for which there is no established trading market. The last reported sale price of our common units by NASDAQ on February 9, 2007 was $44.89.

Cash Distribution Policy

General.  Within 45 days after the end of each quarter, we distribute our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date.

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

Intent to Distribute the Minimum Quarterly Distribution.  We distribute to the holders of common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit agreements. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our credit agreements that restrict our ability to make distributions. On February 14, 2007, we paid a quarterly cash distribution of $0.60 per unit on all outstanding units totaling $18.7 million for the quarter ended December 31, 2006 to all unitholders of record as of the close of business on February 4, 2007.

General Partner Interest and Incentive Distribution Rights.  Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 600,653 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.45 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. We paid $0.3 million to our general partner in incentive distributions pursuant to its incentive distribution rights during the year ended December 31, 2006.

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

Equity Compensation Plans

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference into Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” of this Annual Report on Form 10-K.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the purchases of equity securities by Calumet GP, LLC, the general partner of Calumet.

			Total Number of
			Common Units	Maximum Number of
	Total Number of		Purchased as a	Common Units that
	Common Units	Average Price Paid	Part of Publicly	May Yet be
	Purchased(1)	per Common Unit	Announced Plans	Purchased Under Plans

On December 4, 2006	1,824	$38.01	—	—

Total	1,824	$38.01	—	—

(1)	None of the common units were purchased pursuant to publicly announced plans or programs. The common units were purchased through a single broker in open market transactions. A total of 1,824 common units were purchased by Calumet GP, LLC, our general partner, related to the Calumet GP, LLC Long-Term Incentive Plan (the “Plan”). The Plan provides for the delivery of up to 783,960 common units to satisfy awards of phantom units, restricted units or unit options to the employees, consultants or directors of Calumet. Such units may be newly issued by Calumet or purchased in the open market. For more information on the Plan, which did not require approval by our limited partners, refer to Item 11 “Executive and Director Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation — Long-Term, Unit-Based Awards.”

Item 6.  Selected Financial and Operating Data

The following table shows selected historical financial and operating data of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet”) and Calumet Lubricants Co., Limited Partnership (“Predecessor”). The selected historical financial data as of December 31, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2005, 2004, 2003 and 2002, are derived from the consolidated financial statements of the Predecessor. The results of operations for the year ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

None of the assets or liabilities of the Predecessor’s Rouseville wax processing facility, Reno wax packaging facility and Bareco wax marketing joint venture, which are included in the historical financial statements, were contributed to us at the closing of the initial public offering on January 31, 2006.

The following table includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read “Non-GAAP Financial Measures.”

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in Item 8 “Financial Statements” of this Annual Report on Form 10-K except for operating data such as sales volume, feedstock runs and refinery production. The table also should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Summary of Operations Data:
Sales	$1,641,048	$1,289,072	$539,616	$430,381	$316,350
Cost of sales	1,437,804	1,148,715	501,284	385,890	268,911

Gross profit	203,244	140,357	38,332	44,491	47,439
Operating costs and expenses:
Selling, general and administrative	20,430	22,126	13,133	9,432	9,066
Transportation	56,922	46,849	33,923	28,139	25,449
Taxes other than income taxes	3,592	2,493	2,309	2,419	2,404
Other	863	871	839	905	1,392
Restructuring, decommissioning and asset impairments(1)	—	2,333	317	6,694	—

Total operating income (loss)	121,437	65,685	(12,189)	(3,098)	9,128

Other income (expense):
Equity in income (loss) of unconsolidated affiliates	—	—	(427)	867	2,442
Interest expense	(9,030)	(22,961)	(9,869)	(9,493)	(7,435)
Interest income	2,951	204	17	—	—
Debt extinguishment costs	(2,967)	(6,882)	—	—	—
Realized gain (loss) on derivative instruments	(30,309)	2,830	39,160	(961)	1,058
Unrealized gain (loss) on derivative instruments	12,264	(27,586)	(7,788)	7,228	—
Other	(274)	38	66	32	88

Total other income (expense)	(27,365)	(54,357)	21,159	(2,327)	(3,847)

Net income (loss) before income taxes	94,072	11,328	8,970	(5,425)	5,281
Income tax expense	190	—	—	—	—

Net income (loss)	$93,882	$11,328	$8,970	$(5,425)	$5,281

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data (at period end):
Property, plant and equipment, net	$191,732	$127,846	$126,585	$89,938	$85,995
Total assets	530,174	399,717	318,206	216,941	217,915
Accounts payable	78,752	44,759	58,027	32,263	34,072
Long-term debt	49,500	267,985	214,069	146,853	141,968
Partners’ capital	378,685	39,054	34,514	25,544	30,968
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$166,768	$(34,001)	$(612)	$7,048	$(4,326)
Investing activities	(75,803)	(12,903)	(42,930)	(11,940)	(9,924)
Financing activities	(22,183)	40,990	61,561	4,884	14,209
Other Financial Data:
EBITDA	$117,890	$51,557	$25,766	$10,837	$18,592
Adjusted EBITDA	104,458	85,821	34,711	6,110	16,277
Operating Data (bpd):
Total sales volume(2)	50,345	46,953	24,658	23,616	19,110
Total feedstock runs(3)	51,598	50,213	26,205	25,007	21,665
Total refinery production(4)	50,213	48,331	26,297	25,204	21,587

(1)	Incurred in connection with the decommissioning of the Rouseville, Pennsylvania facility, the termination of the Bareco joint venture and the closing of the Reno, Pennsylvania facility, none of which were contributed to Calumet Specialty Products Partners, L.P. in connection with the closing of our initial public offering.

(2)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(3)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(4)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

Non-GAAP Financial Measures

We include in this Annual Report on Form 10-K the non-GAAP financial measures EBITDA and Adjusted EBITDA, and provide reconciliations of EBITDA and Adjusted EBITDA to net income and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP.

EBITDA and Adjusted EBITDA are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, and meet minimum quarterly distributions;

•	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

We define EBITDA as net income plus interest expense (including debt issuance and extinguishment costs), taxes and depreciation and amortization. We define Adjusted EBITDA to be Consolidated EBITDA as defined in our credit facilities. Consistent with that definition. Adjusted EBITDA means, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period. We are required to report Adjusted EBITDA to our lenders under our credit facilities and it is used to determine our compliance with the consolidated leverage test thereunder. We are required to maintain a consolidated leverage ratio of consolidated debt to Adjusted EBITDA, after giving effect to any proposed distributions, of no greater than 3.75 to 1 in order to make distributions to our unitholders.

EBITDA and Adjusted EBITDA should not be considered alternatives to net income, operating incomenet cash provided by (used in) operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following table presents a reconciliation of both net income to EBITDA and Adjusted EBITDA and Adjusted EBITDA and EBITDA to net cash provided by (used in) operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income (loss)	$93,882	$11,328	$8,970	$(5,425)	$5,281
Add:
Interest expense and debt extinguishment costs	11,997	29,843	9,869	9,493	7,435
Depreciation and amortization	11,821	10,386	6,927	6,769	5,876
Income tax expense	190	—	—	—	—

EBITDA	$117,890	$51,557	$25,766	$10,837	$18,592

Add:
Unrealized losses (gains) from mark to market accounting for hedging activities	$(13,145)	$27,586	$7,788	$(7,228)	$—
Non-cash impact of restructuring, decommissioning and asset impairments	—	1,766	(1,276)	2,250	—
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(287)	4,912	2,433	251	(2,315)

Adjusted EBITDA	$104,458	$85,821	$34,711	$6,110	$16,277

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by (used in) operating activities:
Adjusted EBITDA	$104,458	$85,821	$34,711	$6,110	$16,277
Add:
Unrealized (losses) gains from mark to market accounting for hedging activities	13,145	(27,586)	(7,788)	7,228	—
Non-cash impact of restructuring, decommissioning and asset impairments	—	(1,766)	1,276	(2,250)	—
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	287	(4,912)	(2,433)	(251)	2,315

EBITDA	$117,890	$51,557	$25,766	$10,837	$18,592

Add:
Interest expense and debt extinguishment costs	(11,997)	(29,843)	(9,869)	(9,493)	(7,435)
Income taxes	(190)	—	—	—	—
Restructuring charge	—	1,693	—	874	—
Provision for doubtful accounts	172	294	216	12	16
Equity in (loss) income of unconsolidated affiliates	—	—	427	(867)	(2,442)
Dividends received from unconsolidated affiliates	—	—	3,470	750	2,925
Debt extinguishment costs	2,967	4,173	—	—	—
Changes in assets and liabilities:
Accounts receivable	16,031	(56,878)	(19,399)	(4,670)	(1,025)
Inventory	(2,554)	(25,441)	(20,304)	15,547	(16,984)
Other current assets	16,183	569	(11,596)	(563)	1,295
Derivative activity	(13,143)	31,598	5,046	(6,265)	(3,682)
Accounts payable	33,993	(13,268)	25,764	(1,809)	9,587
Accrued liabilities	3,083	5,874	1,203	1,379	(2,622)
Other, including changes in noncurrent assets and liabilities	4,333	(4,329)	(1,336)	1,316	(2,551)

Net cash provided by (used in) operating activities	$166,768	$(34,001)	$(612)	$7,048	$(4,326)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Annual Report on Form 10-K reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”) when used in the present tense, prospectively or for historical periods since January 31, 2006 and Calumet Lubricants Co., Limited Partnership (“Predecessor”) for historical periods prior to January 31, 2006 where applicable. These historical consolidated financial statements include the results of operations of the Rouseville and Reno facilities, which have been closed. The following discussion analyzes the financial condition and results of operations of Calumet for the year ended December 31, 2006 and the Predecessor for the years ended December 31, 2005 and 2004. The financial condition and results of operations for the year ended December 31, 2006 are of Calumet and include the results of operation of the Predecessor from January 1, 2006 to January 31, 2006. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical consolidated financial statements and notes of Calumet included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the year ended December 31, 2006, approximately 74.9% of our gross profit was generated from our specialty products segment and approximately 25.1% of our gross profit was generated from our fuel products segment.

Subsequent to the acquisition of the Shreveport refinery, our Predecessor streamlined its wax processing and marketing operations by decommissioning its Rouseville facility, closing its Reno facility and terminating its Bareco wax marketing joint venture. None of the assets or liabilities of our Predecessor’s Rouseville facility, Reno facility or Bareco joint venture were contributed to Calumet Specialty Products Partners, L.P. in connection with the closing of our initial public offering on January 31, 2006. Our Predecessor began decommissioning the Rouseville facility in 2003 and completed the decommissioning in 2005. This resulted in restructuring costs of $6.7 million in 2003 and $0.3 million in 2004. In 2005, our Predecessor closed the Reno facility for a restructuring and decommissioning cost of $2.2 million. The combined net book value of the Reno and Rouseville operations was not included within the net assets contributed to Calumet by our Predecessor, and therefore are not included within our results of operations subsequent to January 31, 2006.

Our fuel products segment began operations in 2004, as we substantially completed the approximately $39.7 million reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty products slate as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. We have commenced construction of an expansion project at our Shreveport refinery to increase throughput capacity and feedstock flexibility. Please read “Liquidity and Capital Resources — Capital Expenditures” below.

Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.

Our primary raw material is crude oil and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and sales of fuel products. Please read Item 7A “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of December 31, 2006, we have hedged 28.8 million barrels of fuel products selling prices through December 2011 at an average refining margin of $12.00 per barrel and average refining margins range from a low of $9.13 in 2011 to a high of $12.66 in the third and fourth quarters of 2007. Please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our hedge positions.

Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

•	Sales volumes;

•	Production yields; and

•	Specialty products and fuel products gross profit.

Sales volumes.  We view the volumes of specialty and fuels products sold as an important measure of our ability to effectively utilize our refining assets. Our ability to meet the demands of our customers is driven by the volumes of crude oil and feedstocks that we run at our refineries. Higher volumes improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.

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

In addition to the foregoing measures, we also monitor our general and administrative expenditures, substantially all of which are incurred through our general partner, Calumet GP, LLC.

Results of Operations

The following table sets forth information about our combined refinery operations. Refinery production volume differs from sales volume due to changes in inventory.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004

Total sales volume (bpd)(1)	50,345	46,953	24,658
Total feedstock runs (bpd)(2)	51,598	50,213	26,205
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	11,436	11,556	9,437
Solvents	5,361	4,422	4,973
Waxes	1,157	1,020	1,010
Asphalt and other by-products	6,596	6,313	5,992
Fuels	2,038	2,354	3,931

Total	26,588	25,665	25,343

Fuel products:
Gasoline	9,430	8,278	3
Diesel	6,823	8,891	583
Jet fuel	6,911	5,080	342
By-products	461	417	26

Total	23,625	22,666	954

Total refinery production	50,213	48,331	26,297

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(2)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

The following table sets forth information about the sales of our principal products.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004
	(In millions)

Specialty products:
Lubricating oils	$509.9	$394.4	$251.9
Solvents	201.9	145.0	114.7
Waxes	61.2	43.6	39.5
Fuels	41.3	44.0	72.7
Asphalt and other by-products	98.8	76.3	51.2

Total	913.1	703.3	530.0

Fuel products:
Gasoline	336.7	223.6	—
Diesel	207.1	230.9	3.3
Jet fuel	176.4	121.3	—
By-products	7.7	10.0	6.3

Total	727.9	585.8	9.6

Consolidated sales	$1,641.0	$1,289.1	$539.6

The following table reflects our consolidated results of operations.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004
	(In millions)

Sales	$1,641.0	$1,289.1	$539.6
Cost of sales	1,437.8	1,148.7	501.3

Gross profit	203.2	140.4	38.3

Operating costs and expenses:
Selling, general and administrative	20.4	22.1	13.1
Transportation	56.9	46.9	34.0
Taxes other than income taxes	3.6	2.5	2.3
Other	0.9	0.9	0.8
Restructuring, decommissioning and asset impairments	—	2.3	0.3

Operating income (loss)	121.4	65.7	(12.2)

Other income (expense):
Equity in loss of unconsolidated affiliates	—	—	(0.4)
Interest expense	(9.0)	(23.0)	(9.9)
Interest income	3.0	0.2	—
Debt extinguishment costs	(3.0)	(6.9)	—
Realized gain (loss) on derivative instruments	(30.3)	2.8	39.2
Unrealized gain (loss) on derivative instruments	12.3	(27.6)	(7.8)
Other	(0.3)	0.1	0.1

Total other income (expense)	(27.3)	(54.4)	21.2
Net income before income taxes	94.1	11.3	9.0
Income tax expense	(0.2)	—	—

Net income	$93.9	$11.3	$9.0

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales.  Sales increased $352.0 million, or 27.3%, to $1,641.0 million in the year ended December 31, 2006 from $1,289.1 million in the year ended December 31, 2005. Sales for each of our principal product categories in these periods were as follows:

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	% Change
	(Dollars in millions)

Sales by segment:
Specialty products:
Lubricating oils	$509.9	$394.4	29.3%
Solvents	201.9	145.0	39.3%
Waxes	61.2	43.6	40.2%
Fuels(1)	41.3	44.0	(6.2)%
Asphalt and by-products(2)	98.8	76.3	29.6%

Total specialty products	913.1	703.3	29.9%

Total specialty products sales volume (in barrels)	9,165,000	8,900,000	3.0%
Fuel products:
Gasoline	$336.7	$223.6	50.6%
Diesel	207.1	230.9	(10.3)%
Jet fuel	176.4	121.3	45.4%
By-products(3)	7.7	10.0	(23.1)%

Total fuel products	727.9	585.8	24.2%

Total fuel products sales volumes (in barrels)	9,211,000	8,238,000	11.8%
Total sales	$1,641.0	$1,289.1	27.3%

Total sales volumes (in barrels)	18,376,000	17,138,000	7.2%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

This $352.0 million increase in sales resulted from a $209.9 million increase in sales by the specialty products segment and a $142.0 increase in sales in the fuel products segment.

Specialty products segment sales for the year ended December 31, 2006 increased $209.9 million, or 29.9%, primarily due to a 26.1% increase in the average selling price per barrel across all product lines and a more favorable product mix of lubricating oils and solvents. Average selling prices per barrel for lubricating oils, solvents, waxes, fuels, and asphalt and by-product increased at rates comparable to or in excess of the overall 15.6% increase in the cost of crude oil per barrel during the period. In addition, specialty products segment sales were positively affected by a 3.0% increase in volumes sold, from approximately 8.9 million barrels in the year ended December 31, 2005 to 9.2 million barrels in the year ended December 31, 2006 due to increased sales volumes for lubricating oils and solvents, partially offset by decreased sales volume of fuels.

Fuel products segment sales for the year ended December 31, 2006 increased $142.0 million, or 24.2%, partially due to an 11.1% increase in the average selling price per barrel. Average selling prices per barrel for gasoline, diesel, jet fuel, and by-products increased at rates comparable to or less than the overall 15.2% increase in the cost of crude oil per barrel for the period due to market conditions. The fuel products segment sales were also positively affected by an 11.8% increase in volumes sold attributable to the ramp-up of the fuels operations at the Shreveport refinery in the first quarter of 2005. The settlement of our fuel products cash flow hedges had an immaterial impact on fuel products segment sales for the year ended December 31, 2006.

Gross Profit.  Gross profit increased $62.9 million, or 44.8%, to $203.2 million for the year ended December 31, 2006 from $140.4 million for the year ended December 31, 2005. Gross profit for our specialty and fuel products segments were as follows:

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	% Change
	(Dollars in millions)

Gross profit by segment:
Specialty products	$152.3	$73.3	107.9%
Percentage of sales	16.7%	10.4%
Fuel products	$50.9	$67.1	(24.1)%
Percentage of sales	7.0%	11.5%
Total gross profit	$203.2	$140.4	44.8%
Percentage of sales	12.4%	10.9%

This $62.9 million increase in total gross profit includes an increase in gross profit of $79.1 million in the specialty products segment offset by a $16.2 million decrease in the fuel products segment.

The increase in the specialty products segment gross profit was primarily due the average selling price per barrel increasing by 26.1%, which was more than the increase in the average cost of crude oil of 15.6% during the period. This was primarily driven by price increases across all product lines and a more favorable product mix of lubricating oils and solvents. Specialty products segment gross profit was also positively affected by 3.0% increase in sales volumes, primarily driven by solvents and waxes. The sales price and volume increases were partially offset by the recognition of $9.4 million of derivative losses on our cash flow hedges of crude oil and natural gas purchases reflected in cost of sales in the consolidated statements of operations. The segment gross profit was also positively affected by lower operating costs due to lower costs for plant fuel and maintenance.

The decrease in the fuel products segment gross profit of $16.2 million was primarily the result of the average selling price increasing by 11.1%, which was less than the increase in the average cost of crude of 15.2%. Fuel products segment gross profit was also negatively impacted by approximately $13.4 million due primarily to increases in other material costs from the use of certain gasoline blendstocks in the third and fourth quarter of 2006 to maintain compliance with environmental regulations. The Company does not believe it will be necessary to purchase such gasoline blendstocks in 2007. Further contributing to the decrease in segment gross profit was the recognition of $1.7 million of derivative losses from our cash flow hedges of fuel products sales and crude oil purchases. These decreases were partially offset by an 11.8% increase in sales volumes, primarily in gasoline and jet fuel.

Selling, general and administrative.  Selling, general and administrative expenses decreased $1.7 million, or 7.7%, to $20.4 million in the year ended December 31, 2006 from $22.1 million in the year ended December 31, 2005. This decrease primarily reflects decreased employee compensation costs due to incentive bonuses. This decrease was offset by increased general and administrative costs incurred as a result of being a public company.

Transportation.  Transportation expenses increased $10.1 million, or 21.5%, to $56.9 million in the year ended December 31, 2006 from $46.8 million in the year ended December 31, 2005. The increase in transportation expense over the period is due to significant price increases for rail transportation services as well as the 3.0% increase in volumes for the specialty products segment for the year ended December 31, 2006 compared to the same period in 2005.

Restructuring, decommissioning and asset impairments.  Restructuring, decommissioning and asset impairment expenses were $2.3 for the year ended December 31, 2005, and we incurred no such expenses in 2006. The charges recorded in 2005 related to decommissioning and asset impairment costs of the Reno wax packaging assets. No other assets impairments have occurred in 2006.

Interest expense.  Interest expense decreased $13.9 million, or 60.7%, to $9.0 million in the year ended December 31, 2006 from $23.0 million in the year ended December 31, 2005. This decrease was primarily due to the debt refinancing in December 2005 and the repayment of debt with the proceeds of the initial public offering and follow-on equity offering, which closed on January 31, 2006 and July 5, 2006, respectively.

Interest income.  Interest income increased $2.7 million to $3.0 million in the year ended December 31, 2006 from $0.2 million in the year ended December 31, 2005. This increase was primarily due to the investment of the remaining proceeds from our follow-on equity offering, which closed on July 5, 2006, after the pay down of indebtedness. The Predecessor did not have significant cash or cash equivalent balances during 2005.

Debt extinguishment costs.  Debt extinguishment costs decreased to $3.0 million for the year ended December 31, 2006 compared to $6.9 million for the year ended December 31, 2005. The $6.9 million recognized in the year ended December 31, 2005 is the result of the repayment of existing credit facilities in the fourth quarter of 2005 using the proceeds of credit agreements entered into in that same period. For the year ended December 31, 2006, the debt extinguishment costs of $3.0 million resulted from the repayment of a portion of borrowings under Calumet’s term loan and revolving credit facilities using the proceeds of the initial public offering, which closed on January 31, 2006.

Realized gain (loss) on derivative instruments.  Realized loss on derivative instruments increased $33.1 million to a $30.3 million loss in the year ended December 31, 2006 from a $2.8 million gain in the year ended December 31, 2005. This increased loss primarily was the result of the unfavorable settlement of crude oil and fuel products margin derivative contracts, which experienced decreases in market value due to rising crack spreads upon their settlement during the year ended December 31, 2006 as compared to 2005.

Unrealized gain (loss) on derivative instruments.  Unrealized gain (loss) on derivative instruments increased $39.9 million, to a $12.3 million gain in the year ended December 31, 2006 from a $27.6 million loss for the year ended December 31, 2005. This increase is primarily due to the entire mark to market change of our derivative instruments being recorded to unrealized loss on derivative instruments in the prior year. Calumet designated certain of these derivatives as cash flow hedges on April 1, 2006 and has subsequently recorded the mark to market change on the effective portion of these hedges to accumulated other comprehensive income on the consolidated balance sheet.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales.  Sales increased $749.5 million, or 138.9%, to $1,289.1 million in the year ended December 31, 2005 from $539.6 million in the year ended December 31, 2004. Sales for each of our principal product categories in these periods were as follows:

	Calumet	Predecessor
	Year Ended December 31,
	2005	2004	% Change
	(Dollars in millions)

Sales by segment:
Specialty products:
Lubricating oils	$394.4	$251.9	56.6%
Solvents	145.0	114.7	26.4%
Waxes	43.6	39.5	10.4%
Fuels(1)	44.0	72.7	(39.5)%
Asphalt and by-products(2)	76.3	51.2	48.8%

Total specialty products	703.3	530.0	32.7%

Total specialty products volume (in barrels)	8,900,000	8,807,000	1.1%
Fuel products:
Gasoline	$223.6	$—	—
Diesel	230.9	3.3	6,885.7%
Jet fuel	121.3	—	—
By-products(3)	10.0	6.3	59.0%

Total fuel products	585.8	$9.6	5,998.2%

Total fuel products sales volumes (in barrels)	8,238,000	193,000	4,168.4%
Total sales	$1,289.1	$539.6	138.9%

Total sales volumes (in barrels)	17,138,000	9,000,000	90.4%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

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

Restructuring, decommissioning and asset impairments.  Restructuring, decommissioning and asset impairment expenses increased $2.0 million to $2.3 million in the year ended December 31, 2005 from $0.3 million in the year ended December 31, 2004. During 2005, we recorded a $2.2 million charge related to decommissioning and asset impairment costs of the Reno wax packaging assets. During 2004, we recorded a $0.3 million charge related to the completion of the Rouseville asset decommissioning.

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

Realized gain on derivative instruments.  Realized gain on derivative instruments decreased $36.3 million to $2.8 million in the year ended December 31, 2005 from $39.2 million in the year ended December 31, 2004. This decrease was primarily the result of the unfavorable settlement of crude oil and fuel products margin derivative contracts, which experienced decreases in market value upon settlement during the year ended December 31, 2005 as compared to 2004.

Unrealized loss on derivative instruments.  Unrealized loss on derivative instruments increased $19.8 million, to $27.6 million in the year ended December 31, 2005 from $7.8 million for the year ended December 31, 2004. This increased loss is primarily due to the decline in fair value on a larger volume of crude oil and fuel products margin derivative contracts due to increased crack spreads as of December 31, 2005.

Liquidity and Capital Resources

Our principal sources of cash have included proceeds from public offerings, issuance of private debt, bank borrowings, and cash flow from operations. Principal historical uses of cash have included capital expenditures, growth in working capital, distributions and debt service. We expect that our principal uses of cash in the future will be to finance working capital, capital expenditures, distributions and debt service.

Cash Flows

We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations would likely produce a corollary materially adverse effect on our borrowing capacity.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Net cash provided by (used in) operating activities	$166.8	$(34.0)	$(0.6)
Net cash used in investing activities	$(75.8)	$(12.9)	$(42.9)
Net cash provided by (used in) financing activities	$(22.2)	$41.0	$61.6

Operating Activities.  Operating activities provided $166.8 million in cash during the year ended December 31, 2006 compared to using $34.0 million in cash during the year ended December 31, 2005. The cash provided by operating activities during the year ended December 31, 2006 primarily consisted of net income after adjusting for non-cash items of $108.9 million and $57.8 million of working capital improvements. Net income after adjustments for non-cash items increased to $108.9 million in 2006 from $28.1 million in 2005 primarily due to an increase in net income of $82.6 million. The improvements in working capital were primarily due to a $34.0 million increase in accounts payable due to improvements in payment terms with suppliers and the issuance of letters of credit, a $29.7 million decrease in current assets primarily due to lower accounts receivable as a result of decreased sales volume in the fourth quarter of 2006 as compared to the same period in 2005 and lower prepaid expenses driven by decreased prepaid crude oil purchases.

Operating activities used $34.0 million of cash for the year ended December 31, 2005 compared to using $0.6 million of cash for the year ended December 31, 2004. This increase is primarily due to increases in accounts receivable of $56.9 million and inventory of $25.4 million, which relate to the rising price of crude oil and the increase in throughput in our fuel products segment as the Shreveport reconfiguration was completed in February 2005. The increase was also driven by the decrease in accounts payable which relates to the timing of payments and the increase in purchases from suppliers who required shorter payment terms. The increase was partially offset by the mark to market impact of derivative instruments.

Investing Activities.  Cash used in investing activities increased to $75.8 million during the year ended December 31, 2006 as compared to $12.9 million during the year ended December 31, 2005. This increase was primarily due to the $65.5 million of additions to property, plant and equipment related to the Shreveport refinery expansion project during 2006, with no comparable expenditures in 2005. In 2005, capital expenditures primarily consisted of an upgrade to the capacity and enhancement of the product mix at our Cotton Valley refinery.

In 2004, capital expenditures were primarily due to $36.0 million of additions related to the fuels reconfiguration at our Shreveport refinery.

Financing Activities.  Financing activities used cash of $22.2 million for the year ended December 31, 2006 compared to providing $41.0 million for the year ended December 31, 2005. This decrease is primarily due to the use of cash from operations to make distributions to partners of $45.2 million. In addition, we used all of the proceeds of our initial public offering and a portion of the proceeds of our follow-on public offering to paydown debt during the year ended December 31, 2006. The remaining proceeds from our follow-on public offering were invested in highly liquid short-term investments and will be utilized as needed to fund the Shreveport refinery expansion project.

Cash provided by financing activities decreased to $41.0 million for the year ended December 31, 2005 compared to $61.6 million for the year ended December 31, 2004. This decrease is primarily due to distributions to our partners of $7.3 million and increased borrowings in 2004 to finance the growth in working capital related to the startup of fuel products operations at Shreveport.

On January 5, 2007, the Company declared a quarterly cash distribution of $0.60 per unit on all outstanding units, or $18.7 million, for the quarter ended December 31, 2006. The distribution will be paid on February 14, 2007 to unitholders of record as of the close of business on February 4, 2007. This quarterly distribution of $0.60 per unit equates to $2.40 per unit, or $74.7 million, on an annualized basis.

Capital Expenditures

Our capital expenditure requirements consist of capital improvement expenditures, replacement capital expenditures and environmental capital expenditures. Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity. Replacement capital expenditures replace worn out or obsolete equipment or parts. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations. We expense all maintenance costs associated with major maintenance and repairs (facility turnarounds) through the accrue-in-advance method over the period between turnarounds. The accounting method used for facility turnarounds will change effective January 1, 2007 as discussed below in “— Recent Accounting Prounouncements.”

The following table sets forth our capital improvement expenditures, replacement capital expenditures and environmental expenditures.

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Capital improvement expenditures	$69.9	$10.1	$39.0
Replacement capital expenditures	$4.5	$2.2	2.6
Environmental expenditures	$1.7	$0.7	1.4

Total	$76.1	$13.0	$43.0

We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand. Until the Shreveport refinery expansion project is complete and increases cash flow from operations per unit, as discussed in Item 1A “Risk Factors,” our ability to raise additional capital through the sale of common units is limited to 3,233,000 common units.

Capital improvement expenditures for the year ended December 31, 2006 were primarily related to an expansion project at our Shreveport refinery to increase its throughput capacity and its production of specialty products. The expansion project involves several of the refinery’s operating units and is estimated to result in a crude oil throughput capacity increase of approximately 15,000 bpd, bringing total crude oil throughput capacity of the refinery to approximately 57,000 bpd. The expansion is expected to be completed and fully operational in the third quarter of 2007.

As part of the Shreveport refinery expansion project, we plan to increase the Shreveport refinery’s capacity to process an additional 8,000 bpd of sour crude oil, bringing total capacity to process sour crude oil to 13,000 bpd. Of the anticipated 57,000 bpd throughput rate upon completion of the expansion project, we expect the refinery to have the capacity to process approximately 42,000 bpd of sweet crude oil and 13,000 bpd of sour crude oil, with the remainder coming from interplant feedstocks.

During the second quarter of 2006, we began purchasing equipment for the Shreveport expansion project and have spent a total of $65.5 million on capital expenditures for the expansion through December 31, 2006, of which approximately $13.0 million relates to assets and services yet to be received. In July 2006 we completed a follow-on public offering of 3.3 million common units raising $103.5 million to fund the majority of this project. On December 27, 2006, the LDEQ approved our application for a modification of our air emissions permit for the Shreveport refinery expansion. We were required to obtain approval of this modified air emissions permit from the LDEQ prior to commencing construction of the expansion activities. Upon receipt of the permit approval from the LDEQ, we have commenced construction of the Shreveport refinery expansion project. On February 22, 2007, we received notice that on February 13, 2007 an individual filed, on behalf of the “Residents for Air Neutralization,” a Petition for Review in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, asking the Court to review the approval granted by the LDEQ for our application for a modified air emissions permit. The Petition alleges the information in the final LDEQ decision report was inaccurate and that, based on the LDEQ’s decision to grant the modified air emissions permit, the LDEQ had not reviewed the evidence put before them properly. There is a question, unresolved at this time, concerning whether the Petition was timely filed. If it was timely filed, the LDEQ will have sixty days after service of the Petition to file the record of its proceedings with the district court. We believe that the LDEQ will be successful in defending its approval of our application for a modified air emissions permit. Neither we nor any of our subsidiaries is named at this time as a party to the Petition.

Management estimates that Calumet will incur approximately $84.5 million of capital expenditures in calendar year 2007 on the expansion project. We currently estimate the total cost of the Shreveport refinery expansion project will be approximately $150.0 million. Cash on hand from the follow-on offering, cash flow from operations and borrowings under the secured revolving credit facility, to the extent necessary, will fund these expenditures.

Debt and Credit Facilities

On December 9, 2005, we repaid all of our existing indebtedness under our prior credit facilities and entered into new credit agreements with syndicates of financial institutions for credit facilities that consist of:

•	a $225.0 million senior secured revolving credit facility, with a standby letter of credit sublimit of $200.0 million; and

•	a $225.0 million senior secured first lien credit facility consisting of a $175.0 million term loan facility and a $50.0 million letter of credit facility to support crack spread hedging.

The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. At December 31, 2006 we had borrowings of $49.5 million under our term loan and no borrowings under our revolving credit facility. Our letters of credit outstanding as of December 31, 2006 were $42.8 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility to support crack spread hedging.

The secured revolving credit facility currently bears interest at prime or LIBOR plus 150 basis points (which basis point margin may fluctuate), has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in December 2010. On December 31, 2006, we had availability on our revolving credit facility of $136.0 million, based upon its $178.8 million borrowing base, $42.8 million in outstanding letters of credit, and no outstanding borrowings.

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

If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. As of December 31, 2006, we believe we are in compliance with all debt covenants and has adequate liquidity to conduct its business.

Equity Transactions

On January 31, 2006, we completed the initial public offering of our common units and sold 5,699,900 of those units to the underwriters of the initial public offering at a price to the public of $21.50 per common unit. We also sold a total of 750,100 common units to certain other investors at a price of $19.995 per common unit. In addition, on February 8, 2006, we sold an additional 854,985 common units to the underwriters at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. We received total net proceeds of approximately $144.4 million. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125.7 million, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13.1 million and (iii) pay transaction fees and expenses in the amount of approximately $5.6 million.

On July 5, 2006, we completed a follow-on public offering of common units in which we sold 3,300,000 common units to the underwriters of this offering at a price to the public of $32.94 per common unit and received net proceeds of $103.5 million. The net proceeds were used (or will be used) to: (i) repay all of our borrowings under our revolving credit facility, which were approximately $9.2 million as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at our Shreveport refinery and (iii) to the extent available, for general partnership purposes. The general partner contributed an additional $2.2 million to us to retain its 2% general partner interest.

Contractual Obligations and Commercial Commitments

A summary of our total contractual cash obligations as of December 31, 2006, is as follows:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
			(Thousands)

Long-term debt obligations	$49,500	$500	$1,000	$48,000	$—
Operating lease obligations(1)	34,407	8,837	11,184	7,942	6,444
Letters of credit(2)	92,775	42,775	—	50,000	—
Purchase commitments(3)	301,302	263,317	37,985	—	—
Employment agreements(4)	1,360	333	666	361	—

Total obligations	$479,344	$315,762	$50,835	$106,303	$6,444

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through August 2015.

(2)	Letters of credit supporting crude oil purchases and hedging activities.

(3)	Purchase commitments consist of obligations to purchase fixed volumes of crude oil from various suppliers based on current market prices at the time of delivery.

(4)	Annual compensation under the employment agreement of F. William Grube, chief executive officer and president.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates and base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements in Item 8 “Financial Statements” of this Annual Report on Form 10-K. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Turnaround

Periodic major maintenance and repairs (turnaround costs) applicable to refining facilities are accounted for using the accrue-in-advance method. Accruals are based upon management’s estimate of the nature and extent of maintenance and repair necessary for each facility. Actual expenditures could vary significantly from management’s estimates as the scope of a turnaround may significantly change once the actual maintenance has commenced. In accordance with FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, the accounting method used for facility turnarounds will change beginning January 1, 2007 as discussed in Note 2 to the consolidated financial statements.

Inventory

The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor and refining overhead costs. We review our inventory balances quarterly for excess inventory levels or obsolete products and write down, if necessary, the inventory to net realizable value. The replacement cost of our inventory, based on current market values, would have been $46.7 million and $47.8 million higher at December 31, 2006 and 2005, respectively.

Derivatives

We utilize derivative instruments to minimize our price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), we recognize all derivative transactions as either assets or liabilities at fair value on the consolidated balance sheets. To the extent designated as an effective cash flow hedge of an exposure to future changes in the value of a purchase or sale transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income until the forecasted transaction being hedged is recognized in the consolidated statements of operations. Cash flow hedges of purchases and sales are recorded in cost of goods sold and sales, respectively, in the consolidated statements of operations. The realized gain or loss upon the settlement of a cash flow hedge of interest payments is recorded to interest expense in the consolidated statement of operations. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statement of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statement of operations. The company utilizes third party valuations and published market data to determine the fair value of these derivatives.

The effective portion of the hedges classified in accumulated other comprehensive income related to these natural gas, crude oil, interest and fuel products derivative contracts at December 31, 2006 is $52.3 million and, absent a change in their fair market value, will be reclassified to earnings by December 31, 2012 with balances expected to be recognized as follows:

Other
Comprehensive
Year	Income (Loss)
(Thousands)

2007	$13,803
2008	15,321
2009	12,618
2010	10,702
2011	(59)
2012	(134)

Total	$52,251

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation will not have a material effect on the financial position, results of operations or cash flows when adopted on January 1, 2007.

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

Effective January 1, 2007, we will adopt the Position and elect the deferral method. Under this method, actual costs of an overhaul are capitalized and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, we accrued for such overhaul costs in advance of the turnarounds and recorded the expense to cost of sales. The adoption of the position in prior periods would have resulted in a decrease (increase) in turnaround costs, a component of cost of sales, of $1.7 million, $1.6 million and $(0.7) million for the years ended December 31, 2006, 2005 and 2004, respectively. Furthermore, the adoption will result in the capitalization of turnaround costs of $1.5 million and $2.2 million as of December 31, 2006 and 2005, respectively, as compared to turnaround liabilities previously recorded of $5.1 million and $2.7 million for the same dates.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2006, we had approximately $49.5 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of December 31, 2006 would be expected to have an impact on net income and cash flows for 2006 of approximately $0.5 million.

The Company has entered into a forward swap contract to manage interest rate risk related to its variable priced term loan. The Company has hedged 85% of its future interest payments related to this term loan indebtedness. The Company has a $225.0 million revolving credit facility, bearing interest at the prime rate or LIBOR, at its option. No borrowings were outstanding under this facility as of December 31, 2006.

Commodity Price Risk

Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.

Crude Oil Price Volatility

We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $9.2 million and our fuel product segment cost of sales by $9.2 million based on our results for the year ended December 31, 2006.

Crude Oil Hedging Policy

Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can take into account the cost of crude oil in setting prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments. Our policy is generally to enter into crude oil contracts for three to nine months forward and for 50% to 70% of our anticipated crude oil purchases related to our specialty products production. Our fuel products sales are based on market prices at the time of sale. Accordingly, in conjunction with our fuel products hedging policy discussed below, we enter into crude oil derivative contracts for up to five years and no more than 75% of our fuel products sales on average for each fiscal year.

Natural Gas Price Volatility

Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $2.5 million based on our results for the year ended December 31, 2006.

Natural Gas Hedging Policy

In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months.

Fuel Products Selling Price Volatility

We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our forecasted fuel products segment sales by $9.2 million based on our results for the year ended December 31, 2006.

Fuel Products Hedging Policy

In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, we enter into fuels product swap contracts. Our policy is to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production.

The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. Please read “Derivatives” in Note 7 to our consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.

Existing Commodity Derivative Instruments

The following tables provide information about our derivative instruments related to our fuel products segment as of December 31, 2006:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	1,710,000	19,000	65.14
Second Quarter 2007	1,728,000	18,989	64.68
Third Quarter 2007	1,742,000	18,935	65.51
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,143,000	22,249	67.37
Calendar Year 2009	7,482,500	20,500	66.04
Calendar Year 2010	5,840,000	16,000	67.40
Calendar Year 2011	363,500	996	65.99

Totals	28,751,000
Average price			$66.49

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	1,080,000	12,000	81.10
Second Quarter 2007	1,092,000	12,000	80.74
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	4,941,000	13,500	82.18
Calendar Year 2009	4,562,500	12,500	80.50
Calendar Year 2010	3,650,000	10,000	80.52
Calendar Year 2011	273,000	748	76.52

Totals	17,802,500
Average price			$81.07

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	630,000	7,000	72.09
Second Quarter 2007	636,000	6,989	71.38
Third Quarter 2007	640,000	6,957	72.67
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,202,000	8,749	76.17
Calendar Year 2009	2,920,000	8,000	73.45
Calendar Year 2010	2,190,000	6,000	75.27
Calendar Year 2011	90,500	248	70.87

Totals	10,948,500
Average price			$74.30

The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)

First Quarter 2007	1,710,000	19,000	12.64
Second Quarter 2007	1,728,000	18,989	12.62
Third Quarter 2007	1,742,000	18,935	12.66
Fourth Quarter 2007	1,742,000	18,935	12.66
Calendar Year 2008	8,143,000	22,249	12.45
Calendar Year 2009	7,482,500	20,500	11.71
Calendar Year 2010	5,840,000	16,000	11.15
Calendar Year 2011	363,500	996	9.13

Totals	28,751,000
Average price			$12.00

The following tables provide information about our derivative instruments related to our specialty products segment as of December 31, 2006:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2007	248,000	8,000	$48.66	$58.66	$68.66	$78.66
February 2007	224,000	8,000	49.28	59.28	69.28	79.28
March 2007	248,000	8,000	50.85	60.85	70.85	80.85

Totals	720,000
Average price			$49.61	$59.61	$69.61	$79.61

Natural Gas Swap Contracts by Expiration Dates	Mmbtu	$/MMbtu

First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	$7.99
Fourth Quarter 2007	150,000	$7.99
First Quarter 2008	150,000	$7.99

Totals	1,000,000
Average price		$8.52

As of February 9, 2007, the Company has added the following derivative instruments to the above transactions for our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

Calendar Year 2008	366,000	1,000	63.46
Calendar Year 2010	365,000	1,000	62.93
Calendar Year 2011	182,500	500	63.36

Totals	913,500
Average price			$63.23

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

Calendar Year 2008	183,000	500	78.96
Calendar Year 2010	365,000	1,000	76.23
Calendar Year 2011	182,500	500	74.76

Totals	730,500
Average price			$76.55

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

Calendar Year 2008	183,000	500	70.56

Totals	183,000
Average price			$70.56

The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)

Calendar Year 2008	366,000	1,000	11.30
Calendar Year 2010	365,000	1,000	13.30
Calendar Year 2011	182,500	500	11.40

Totals	913,500
Average price			$12.12

As of February 9, 2007, the Company has added the following derivative instruments to the above transactions for our specialty products segment:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

April 2007	240,000	8,000	$42.25	$52.25	$62.25	$72.25
May 2007	124,000	4,000	45.38	55.38	65.38	75.38

Totals	364,000
Average price			$43.29	$53.29	$63.29	$73.29

Item 8.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2006 and 2005 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Specialty Products Partners, L.P. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 22, 2007

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	Calumet	Predecessor
	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$80,955	$12,173
Accounts receivable:
Trade, less allowance for doubtful accounts of $782 and $750, respectively	97,740	109,757
Other	1,260	5,537

	99,000	115,294

Inventories	110,985	108,431
Prepaid expenses	1,506	10,799
Derivative assets	40,802	3,359
Deposits and other current assets	1,961	8,851

Total current assets	335,209	258,907
Property, plant and equipment, net	191,732	127,846
Other noncurrent assets, net	3,233	12,964

Total assets	$530,174	$399,717

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$78,752	$44,759
Accrued salaries, wages and benefits	5,675	8,164
Turnaround costs	5,105	2,679
Taxes payable	7,038	4,209
Other current liabilities	2,424	2,418
Current portion of long-term debt	500	500
Derivative liabilities	2,995	30,449

Total current liabilities	102,489	93,178
Long-term debt, less current portion	49,000	267,485

Total liabilities	151,489	360,663

Commitments and contingencies
Partners’ capital:
Predecessor partners’ capital	$—	$38,557
Common unitholders (16,366,000 units issued and outstanding)	272,973	—
Subordinated unitholders (13,066,000 units issued and outstanding)	40,802	—
General partner’s interest	12,659	—
Accumulated other comprehensive income	52,251	497

Total partners’ capital	378,685	39,054

Total liabilities and partners’ capital	$530,174	$399,717

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004
	(In thousands except per unit data)

Sales	$1,641,048	$1,289,072	$539,616
Cost of sales	1,437,804	1,148,715	501,284

Gross profit	203,244	140,357	38,332

Operating costs and expenses:
Selling, general and administrative	20,430	22,126	13,133
Transportation	56,922	46,849	33,923
Taxes other than income taxes	3,592	2,493	2,309
Other	863	871	839
Restructuring, decommissioning and asset impairments	—	2,333	317

Operating income (loss)	121,437	65,685	(12,189)

Other income (expense):
Equity in loss of unconsolidated affiliates	—	—	(427)
Interest expense	(9,030)	(22,961)	(9,869)
Interest income	2,951	204	17
Debt extinguishment costs	(2,967)	(6,882)	—
Realized (loss) gain on derivative instruments	(30,309)	2,830	39,160
Unrealized (loss) gain on derivative instruments	12,264	(27,586)	(7,788)
Other	(274)	38	66

Total other income (expense)	(27,365)	(54,357)	21,159

Net income before income taxes	94,072	11,328	8,970
Income tax expense	190	—	—
Net income	$93,882	$11,328	$8,970

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	4,408

Net income applicable to Calumet	89,474
Minimum quarterly distribution to common unitholders	(24,495)
General partner’s incentive distribution rights	(18,157)
General partner’s interest in net income	(840)
Common unitholders’ share of income in excess of minimum quarterly distribution	(17,958)

Limited partners’ interest in net income	28,024
Basic net income per limited partner unit:
Common	$2.81
Subordinated	$2.14
Diluted net income per limited partner unit:
Common	$2.81
Subordinated	$2.14
Weighted average limited partner common units outstanding — basic	14,642
Weighted average limited partner subordinated units outstanding — basic	13,066
Weighted average limited partner common units outstanding — diluted	14,642
Weighted average limited partner subordinated units outstanding — diluted	13,066

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

		Accumulated Other		Partners’ Capital
	Predecessor	Comprehensive	General	Limited Partners
	Partners’ Capital	Income (Loss)	Partner	Common	Subordinated	Total

Balance at January 1, 2004	$25,544					$25,544
Net income	8,970					8,970

Balance at December 31, 2004	34,514					34,514
Comprehensive income:
Net income	11,328					11,328
Change in fair value of cash flow hedges		$497				497

Total comprehensive income						11,825
Distributions to partners	(7,285)					(7,285)

Balance at December 31, 2005	38,557	497	$—	$—	$—	39,054
Comprehensive income through January 31, 2006 for the Predecessor:
Net income through January 31, 2006	4,408					4,408
Hedge (gain)/loss reclassified to net income		(497)				(497)
Change in fair value of cash flow hedges through January 31, 2006		1,578				1,578

Comprehensive income through January 31, 2006 for the Predecessor						5,489
Distributions to Predecessor partners	(6,900)					(6,900)
Assets and liabilities not contributed to Calumet	(5,626)					(5,626)
Allocation of Predecessor’s capital	(30,439)		609	9,128	20,702	—
Proceeds from initial public offering, net				138,743		138,743
Contribution from Calumet GP, LLC			375			375
Comprehensive income from February 1, 2006 through December 31, 2006 for Calumet:
Net income from February 1, 2006 through December 31, 2006			10,470	41,917	37,087	89,474
Change in fair value of cash flow hedges from February 1, 2006 through December 31, 2006	—	50,673	—	—	—	50,673

Comprehensive income from February 1, 2006 through December 31, 2006 for Calumet						140,147
Proceeds from follow-on public offering, net				103,479		103,479
Contribution from Calumet GP, LLC			2,218			2,218
Units repurchased for phantom unit grants				(69)		(69)
Amortization of vested phantom units				61		61
Distributions to partners			(1,013)	(20,286)	(16,987)	(38,286)

Balance at December 31, 2006	$—	$52,251	$12,659	$272,973	$40,802	$378,685

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Operating activities
Net income	$93,882	$11,328	$8,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,760	10,386	6,927
Provision for doubtful accounts	172	294	216
Loss on disposal of property and equipment	91	232	59
Amortization of vested phantom units	61	—	—
Equity in loss of unconsolidated affiliates	—	—	427
Restructuring charge	—	1,693	—
Debt extinguishment costs	2,967	4,173	—
Dividends received from unconsolidated affiliates	—	—	3,470
Other	—	—	332
Changes in assets and liabilities:
Accounts receivable	16,031	(56,878)	(19,399)
Inventories	(2,554)	(25,441)	(20,304)
Prepaid expenses	9,293	6,473	(8,472)
Derivative activity	(13,143)	31,598	5,046
Deposits and other current assets	6,890	(5,904)	(3,124)
Other noncurrent assets	4,242	(4,561)	161
Accounts payable	33,993	(13,268)	25,764
Accrued salaries, wages and benefits	(2,489)	6,186	1,323
Accrued turnaround costs	2,426	581	246
Other taxes payable	2,962	3,774	(53)
Asset retirement obligation	—	(100)	(1,276)
Other current liabilities	184	(4,567)	(172)
Other noncurrent liabilities	—	—	(753)

Net cash provided by (used in) operating activities	166,768	(34,001)	(612)
Investing activities
Additions to property, plant and equipment	(76,064)	(12,963)	(43,033)
Proceeds from disposal of property, plant and equipment	261	60	103

Net cash used in investing activities	(75,803)	(12,903)	(42,930)
Financing activities
Proceeds from borrowings — credit agreements with third parties	335,069	1,415,374	93,940
Payments of borrowings — credit agreements with third parties	(553,554)	(1,197,184)	(44,145)
Proceeds from borrowings — credit agreement with limited partners	—	546,565	586,410
Payments of borrowings — credit agreement with limited partners	—	(710,839)	(568,988)
Proceeds from initial public offering, net	138,743	—	—
Proceeds from follow-on public offering, net	103,479	—	—
Contributions from Calumet GP, LLC	2,593	—	—
Distribution to Calumet Holding, LLC	(3,258)	—	—
Distributions to Predecessor partners	(6,900)	(7,285)	—
Distributions to partners	(38,286)	—	—
Repurchase of units for phantom unit grants	(69)	—	—
Debt issuance costs	—	(5,641)	(5,656)

Cash provided by (used in) financing activities	(22,183)	40,990	61,561

Net increase (decrease) in cash	68,782	(5,914)	18,019
Cash and cash equivalents at beginning of period	12,173	18,087	68

Cash and cash equivalents at end of period	$80,955	$12,173	$18,087

Supplemental disclosure of cash flow information
Interest paid	$11,986	$22,890	$9,367
Income taxes paid	$175	$—	$—

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit and per unit data)

1.	Description of the Business

Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets or liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries (Predecessor) were contributed to Calumet. References to the Predecessor in these consolidated financial statements refer to Calumet Lubricants Co., Limited Partnership and its subsidiaries. On July 5, 2006, the Partnership completed a follow-on public offering of its common units. See Note 9 for further discussion of the units sold and proceeds from these offerings. As of December 31, 2006, we have 16,366,000 common units, 13,066,000 subordinated units, and 600,653 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois.

Effective October 25, 2004 in conjunction with financing agreements entered into related to the Shreveport refinery fuels reconfiguration as discussed in Note 3, Calumet Lubricants Co., Limited Partnership (Predecessor) contributed the assets and certain liabilities related to the Shreveport refinery to an Indiana limited liability company, Calumet Shreveport, LLC (Calumet Shreveport). The Predecessor is the sole member of Calumet Shreveport. Calumet Shreveport, LLC then contributed the assets and certain liabilities of the Shreveport Refinery to two Indiana limited liability companies, Calumet Shreveport Fuels, LLC (Fuels) and Calumet Shreveport Lubricants & Waxes, LLC (Lubricants & Waxes). The sole member of both Fuels and Lubricants & Waxes is Calumet Shreveport.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of Calumet include the accounts of Calumet Specialty Products Partners, L.P. and its wholly-owned operating subsidiaries, Calumet Lubricants Co., Limited Partnership, Calumet Sales Company Incorporated and Calumet Shreveport. Calumet Shreveport’s wholly-owned operating subsidiaries are Fuels and Lubricants & Waxes. All intercompany transactions and accounts have been eliminated. Hereafter, the consolidated companies are referred to as the Company. Certain reclassifications have been made to prior years to conform to current year presentation of the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid investments with a maturity of three months or less at the time of purchase.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value.

Inventories consist of the following:

	Calumet	Predecessor
	December 31,
	2006	2005

Raw materials	$26,791	$28,299
Work in process	30,130	29,737
Finished goods	54,064	50,395

	$110,985	$108,431

The replacement cost of these inventories, based on current market values, would have been $46,711 and $47,763 higher at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, the Company recorded $2,127 and $5,168, respectively, of income in the consolidated statements of operations due to the liquidation of a portion of its LIFO inventory.

Accounts Receivable

The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days for our specialty products segment and 10 days for our fuel products segment. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. The activity in the allowance for doubtful accounts was as follows:

	Calumet	Predecessor
	December 31,
	2006	2005	2004

Beginning balance	$750	$456	$240
Provision	172	317	216
Write-offs, net	(140)	(23)	—

Ending balance	$782	$750	$456

Prepaid Expenses

Prepaid expenses as of December 31, 2006 and 2005 include payments made to crude oil suppliers of $0 and $8,271, respectively, to prepay for certain of the Company’s future crude oil purchases.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment, including depreciable lives, consists of the following:

	Calumet	Predecessor
	December 31,
	2006	2005

Land	$1,047	$973
Buildings and improvements (10 to 40 years)	1,811	1,602
Machinery and equipment (10 to 20 years)	167,195	162,651
Furniture and fixtures (5 to 10 years)	1,198	2,235
Construction-in-progress	68,519	3,878

	239,770	171,339
Less accumulated depreciation	(48,038)	(43,493)

	$191,732	$127,846

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During the years ended December 31, 2006, 2005, and 2004, the Company incurred $10,998, $23,154, and $10,171, respectively, of interest expense of which $1,968, $193, and $302, respectively, was capitalized as a component of property, plant and equipment.

Turnaround Costs

The Company accounts for periodic major maintenance and repairs (turnaround costs) applicable to its refining facilities using the accrue-in-advance method. Normal maintenance and repairs of all other property, plant and equipment are charged to cost of sales as incurred. Renewals, betterments and major repairs that materially extend the life of the properties are capitalized. Effective January 1, 2007, the Company will adopt a new method of accounting for turnaround costs in accordance with FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, as discussed in “New Accounting Pronouncements.” Turnaround activity was as follows:

	Calumet	Predecessor
	December 31,
	2006	2005	2004

Beginning balance	$2,679	$2,098	$1,852
Provision	4,963	3,939	2,129
Usage	(2,537)	(3,358)	(1,883)

Ending balance	$5,105	$2,679	$2,098

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company, as a partnership, is not liable for income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries Calumet Lubricants Co., Limited Partnership and Calumet Shreveport. However, Calumet Sales Company Incorporated, a wholly-owned subsidiary of the Company, is a corporation and as a result, is liable for income taxes on its earnings. Income taxes on the earnings of the Company, with the exception of Calumet Sales Company Incorporated, are the responsibility of the partners, with earnings of the Company included in partners’ earnings.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the partnership is not readily available.

Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the balance sheet. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income, a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the consolidated statements of operations. For the year ended December 31, 2006, the Company has recorded a derivative gain of $6 to sales and a derivative loss of $11,070 to cost of sales. An interest rate swap loss of $7 for the year ended December 31, 2006 was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statements of operations. The Company does not account for fuel products margin swap or collar contracts (“crack spread swaps or collars”) as cash flow hedges. As of December 31, 2006, the Company has no such derivative contracts

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statements of operations.

During 2004 and through November 30, 2005, none of our outstanding derivative transactions were designated as hedges. At December 31, 2005, certain derivatives hedging natural gas and crude oil purchases for our specialty products segment were designated as cash flow hedges. Effective April 1, 2006, the Company restructured and designated certain derivative contracts for its fuel products segment as cash flow hedges of gasoline, diesel, and jet fuel sales and crude oil purchases to the extent they qualify for hedge accounting, and the effective portion of these hedges is recorded in accumulated other comprehensive income on the consolidated balance sheets until the underlying transaction hedged is recognized in the consolidated statements of operations. Prior to this date, the historical impact of fair value fluctuations in our gasoline, diesel and crude oil derivative instruments for the fuel products segment had been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our consolidated statements of operations. The Company utilizes third party valuations and published market data to determine the fair value of these derivatives.

The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the year ended December 31, 2006 and 2005, was a gain of $4,071 and $0, respectively, which was recorded to unrealized (loss) gain on derivative instruments. The effective portion of the hedges classified in accumulated other comprehensive income is $52,251 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Other Comprehensive
Year	Income (Loss)

2007	$13,803
2008	15,321
2009	12,618
2010	10,702
2011	(59)
2012	(134)

Total	$52,251

The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.

Equity Investments in Unconsolidated Affiliates

Bareco Products (Bareco) was a South Carolina general partnership which marketed finished wax products. The Predecessor acquired a 50% interest in Bareco during 2000. The Predecessor accounted for this investment under the equity method of accounting. Therefore, the Predecessor’s share of income and loss generated by Bareco is reflected as equity in income (loss) of unconsolidated affiliates in the consolidated statements of operations. As further discussed in Note 4, during December 2003 the Company and its joint venture partner entered into an agreement to dissolve the Bareco Products partnership.

Other Noncurrent Assets

Other noncurrent assets at December 31, 2006 and 2005 include $2,112 and $5,565, respectively, of deferred debt issuance costs, which are being amortized on a straight-line basis over the life of the related debt instruments. These amounts are net of accumulated amortization of $562 and $76 at December 31, 2006 and 2005, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other noncurrent assets also include $566 and $1,021 at December 31, 2006 and 2005, respectively, of intangible assets, net of accumulated amortization, purchased to facilitate the sales of horticultural spray oil products. These intangible assets are being amortized on a straight-line basis, over an estimated useful life of five years. Accumulated amortization on these intangible assets was $1,710 and $1,255 at December 31, 2006 and 2005, respectively. Annual amortization for 2007 and 2008 will be $455 and $111, respectively.

Earnings per Unit

The Partnership calculates earnings per unit in accordance with SFAS 128, Earnings Per Share, as interpreted by Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128. Under this approach, common and subordinated limited units represent separate classes of limited partner units that require two-class presentation under SFAS No. 128. Therefore, the Partnership calculates basic and diluted earnings per unit on a discrete quarterly basis assuming the minimum quarterly distribution, prorated if necessary, is paid on all common units outstanding and that all undistributed earnings or losses in the period are fully allocated to limited partner units and the general partner based on their contractual participation rights as if all of the earnings or losses for the period had been distributed.

Shipping and Handling Costs

The Company adheres to Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. This EITF requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or if classified elsewhere to be disclosed. The Company has reflected $56,922, $46,849 and $33,923 for the years ended December 31, 2006, 2005, and 2004, respectively, in transportation expense in the consolidated statements of operations, of which a significant portion is billed to customers.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation will not have a material effect on the financial position, results of operations or cash flows of the Company when adopted on January 1, 2007.

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

Statement 123(R) is effective for fiscal years beginning after July 1, 2005. The Company adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The total impact of adoption of Statement 123(R) was not material.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting (the “Position”). The Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, or turnarounds, and requires the use of the direct expensing method, built-in overhaul method, or deferral method. The Position is effective for fiscal years beginning after December 15, 2006.

Effective January 1, 2007, the Company will adopt the Position and elect the deferral method. Under this method, actual costs of an overhaul are capitalized and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance of the turnaround and recorded the expense to cost of sales. The adoption of the position would have resulted in a decrease in turnaround costs, a component of cost of sales, of $1,696, $1,598 and $(689) for the years ended December 31, 2006, 2005 and 2004, respectively. Furthermore, the adoption will result in the capitalization of turnaround costs of $1,478 and $2,234 as of December 31, 2006 and 2005, respectively, as compared to turnaround liabilities previously recorded of $5,105 and 2,679, respectively, for the same dates.

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

3.	Shreveport Refinery Expansion and Reconfiguration

The Company commenced purchasing equipment for an expansion project at its Shreveport refinery during the second quarter of 2006. As of December 31, 2006, the Company had capital expenditures of $65,492 (including $1,684 of capitalized interest) related to this expansion project, which is recorded to construction-in-progress, a component of property, plant and equipment, of which approximately $13,000 relates assets and services yet to be received. In December 2006, the Company received an air permit from the Louisiana Department of Environmental Quality and commenced construction. Management has estimated that the Company will incur approximately $84,500 of additional capital expenditures in 2007 related to the expansion project. The expansion project is expected to be completed in the third quarter of 2007. Management currently estimates the total cost of the Shreveport refinery expansion project will be approximately $150,000.

During 2004, the Company substantially completed the reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, as well as to increase overall feedstock throughput. The Shreveport refinery fuels reconfiguration was fully operational and met its completion requirements as of February 28, 2005, as required by the Company’s loan agreements then in effect. The capital project, of which $39,663 was expended in total, included the recommissioning of several existing idled fuel production units. As discussed in Note 1, the Company formed legal entities to hold the assets and liabilities related to the Shreveport refinery. In conjunction with the reconfiguration, Calumet Shreveport, Fuels and Lubricants & Waxes entered into standalone financing arrangements during 2004, including a term loan agreement and a revolving loan agreement to fund capital expenditures and additional working capital requirements related to the reconfiguration. These financing arrangements were repaid on December 9, 2005 as described in Note 6.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the Company recorded an asset retirement obligation during 2003 for obligations associated with the retirement of fixed assets at its Rouseville wax processing facility as of its decision date to demolish the facility, as discussed above. This obligation consisted primarily of remaining asbestos abatement costs as well as other costs, which were substantially completed by the end of 2004. The net book value of the Rouseville operation was not included within the net assets contributed to Calumet by its Predecessor as a part of the initial public offering, and therefore are not included within its results of operations subsequent to January 31, 2006.

A rollforward of the Company’s asset retirement obligation for the years ended December 31, 2005 and 2004 is as follows:

Balance January 1, 2004	$1,376
2004 Rouseville asset retirement obligation provision	—
2004 Interest cost accretion	35
2004 Payments	(1,311)

Balance December 31, 2004	100
2005 Payments	(100)

Balance December 31, 2005	$—

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

In 2004, the Company incurred costs in excess of amounts estimated in 2003 related to the liquidation of the partnership. These costs of $427 are reflected in equity in (loss) income of unconsolidated affiliates in the consolidated statements of operations for the year ended December 31, 2004.

Reno

In June 2005, the Company began the process of closing its wax packaging facility in Reno, Pennsylvania (Reno) including the termination of employees and the commencement of decommissioning activities. The Company recognized $509 of decommissioning expense associated with these activities in the year ended December 31, 2005. Given these circumstances, the Company evaluated the carrying amount of long-lived assets at Reno in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (SFAS 144). The Company concluded that the carrying value of these assets was impaired. Thus, an impairment charge of $1,718 has been recorded in restructuring, decommissioning and asset

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairments in the consolidated statements of operations for the year ended December 31, 2005 in order to write-down the carrying value of the assets to estimated fair value. This facility has historically been included in the specialty products segment and served to package multigrade waxes. The net book value of the Reno operation was not included within the net assets contributed to Calumet by its Predecessor as a part of the initial public offering, and therefore are not included within its results of operations subsequent to January 31, 2006.

5.	Commitments and Contingencies

Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, rail cars, equipment, precious metals, operating unit catalyst and office facilities that extend through August 2015. Renewal options are available on certain of these leases in which the Company is the lessee. Rent expense for the years ended December 31, 2006, 2005, and 2004 was $10,894, $8,389 and $7,415, respectively.

As of December 31, 2006, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Year	Commitment

2007	$8,837
2008	5,927
2009	5,257
2010	4,664
2011	3,278
Thereafter	6,444

Total	$34,407

Effective March 1, 2005, the Company entered into a crude purchase contract with a supplier that contains minimum annual purchase requirements. To the extent the Company does not meet this requirement, it would be required to pay $0.25 per barrel on the difference between the minimum purchase requirement and the actual purchases. Since inception of the contract, the Company has taken delivery of all minimum requirements. As of December 31, 2006, the estimated minimum purchase requirements under this contract and other crude purchase contracts were as follows:

Year	Commitment

2007	$263,317
2008	37,985
2009	—
2010	—
2011	—
Thereafter	—

Total	$301,302

Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling $191 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; and (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency. The Company is currently in settlement negotiations with the LDEQ to resolve these matters, as well as a number of similar matters at the Princeton refinery, for which no penalty has yet been proposed. We anticipate that any penalties that may be assessed due to the alleged violations at our Princeton refinery will be consolidated in a settlement agreement that we anticipate executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below.

The Company has recently entered into discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is only in the beginning stages of discussion with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the Company’s discussions, the Company anticipates that it will ultimately be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 over a three to five year period at the Company’s three Louisiana refineries.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 27, 2006, the LDEQ approved the Company’s application for a modification of its air emissions permit for the Shreveport refinery expansion. The Company was required to obtain approval of this modified air emissions permit from the LDEQ prior to commencing construction of the expansion activities. Upon receipt of the permit approval from the LDEQ, the Company commenced construction of the Shreveport refinery expansion project. On February 22, 2007, the Company received notice that on February 13, 2007 an individual filed, on behalf of the “Residents for Air Neutralization,” a Petition for Review in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, asking the Court to review the approval granted by the LDEQ for the Company’s application for a modified air emissions permit. The Petition alleges the information in the final LDEQ decision report was inaccurate and that, based on the LDEQ’s decision to grant the modified air emissions permit, the LDEQ had not reviewed the evidence put before them properly. There is a question, unresolved at this time, concerning whether the Petition was timely filed. If it was timely filed, the LDEQ will have sixty days after service of the Petition to file the record of its proceedings with the district court. The Company believes that the LDEQ will be successful in defending its approval of the Company’s application for a modified air emissions permit. The Company is not named at this time as a party to the Petition.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2006 and 2005, the Company had outstanding standby letters of credit of $42,775 and $37,746, respectively, under its senior secured revolving credit facility. As discussed in Note 6 below, as of December 31, 2006 the Company also had a $50,000 letter of credit outstanding under the senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 3.50%.

6.	Long-Term Debt

Long-term debt consisted of the following:

	Calumet	Predecessor
	December 31,
	2006	2005

Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime (8.25% and 7.25% at December 31, 2006 and 2005, respectively), interest payments monthly, borrowings due December 2010	$—	$92,985
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 3.50% (8.85% and 7.99% at December 31, 2006 and 2005, respectively), interest and principal payments quarterly with borrowings due December 2012	49,500	175,000

Total long-term debt	49,500	267,985
Less current portion of long-term debt	500	500

	$49,000	$267,485

On December 9, 2005, the Company paid off its existing indebtedness by entering into a $225,000 senior secured revolving credit facility due December 2010 and a $225,000 senior secured first lien credit facility consisting of a $175,000 term loan facility and a $50,000 letter of credit facility to support its fuels hedging program

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due December 2012. These facilities contain financial covenants including a fixed charge coverage ratio and a consolidated leverage ratio. The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. All guarantees and pledges of assets under the indebtedness repaid on December 9, 2005 were released upon its repayment with the borrowings under our current agreements.

The maximum borrowing capacity at December 31, 2006 was $178,757, with $135,981 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries. The net proceeds of our initial public offering (see Note 9) were used to repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700 and repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100. After this repayment, the term loan requires quarterly principal payments of

$125 through December 2011 and quarterly principal payments of approximately $11,800 thereafter until maturing in December 2012. The Company is in compliance with all covenants and restrictions defined in these credit agreements.

As of December 31, 2006, maturities of the Company’s long-term debt is as follows:

Year	Maturity

2007	$500
2008	500
2009	500
2010	500
2011	500
2012	$47,000

Total	$49,500

7.	Derivatives

The Company has the following derivative instruments outstanding as of December 31, 2006 and 2005.

Crude Oil Collar Contracts

The Company utilizes combinations of options to manage crude oil price risk and volatility of cash flows in its specialty products segment. These combinations of options are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for 50% to 75% of anticipated crude oil purchases related to our specialty products production. At December 31, 2006, the Company had the following derivatives related to crude oil purchases.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Lower Put	Upper Put	Lower Call	Upper Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2007	248,000	8,000	$48.66	$58.66	$68.66	$78.66
February 2007	224,000	8,000	49.28	59.28	69.28	79.28
March 2007	248,000	8,000	50.85	60.85	70.85	80.85

Totals	720,000
Average price			$49.61	$59.61	$69.61	$79.61

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the Company had the following derivatives related to crude oil purchases.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Lower Put	Upper Put	Lower Call	Upper Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2006	248,000	8,000	$46.02	$55.57	$65.57	$75.57
February 2006	224,000	8,000	46.13	55.71	65.71	75.71
March 2006	248,000	8,000	45.64	55.41	65.41	75.41
April 2006	240,000	8,000	45.85	55.58	65.58	75.58

Totals	960,000
Average price			$45.90	$55.56	$65.56	$75.56

Crude Oil Swap Contracts

The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At December 31, 2006, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	1,710,000	19,000	65.14
Second Quarter 2007	1,728,000	18,989	64.68
Third Quarter 2007	1,742,000	18,935	65.51
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,143,000	22,249	67.37
Calendar Year 2009	7,482,500	20,500	66.04
Calendar Year 2010	5,840,000	16,000	67.40
Calendar Year 2011	363,500	996	65.99

Totals	28,751,000
Average price			$66.49

Fuels Product Swap Contracts

The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.

Diesel Swap Contracts

At December 31, 2006, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 169,855 barrels in 2007. As a result of these barrels not being designated as hedges, the Company recognized $1,314 of gains in unrealized (loss) gain on derivative instruments in the consolidated statements of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	1,080,000	12,000	81.10
Second Quarter 2007	1,092,000	12,000	80.74
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	4,941,000	13,500	82.18
Calendar Year 2009	4,562,500	12,500	80.50
Calendar Year 2010	3,650,000	10,000	80.52
Calendar Year 2011	273,000	748	76.52

Totals	17,802,500
Average price			$81.07

Gasoline Swap Contracts

At December 31, 2006, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	630,000	7,000	72.09
Second Quarter 2007	636,000	6,989	71.38
Third Quarter 2007	640,000	6,957	72.67
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,202,000	8,749	76.17
Calendar Year 2009	2,920,000	8,000	73.45
Calendar Year 2010	2,190,000	6,000	75.27
Calendar Year 2011	90,500	248	70.87

Totals	10,948,500
Average price			$74.30

Fuels Product Margin (Crack Spread) Swap and Collar Contracts

Additionally, as of December 31, 2005 the Company had utilized combinations of options and forward swap contracts to manage fuels product margin (crack spread) price risk and volatility of cash flows. These contracts were not designated as hedges under SFAS 133. For purposes of these swap contracts, crack spread is defined as the difference between the selling price of one barrel of refined product (gasoline or diesel) less the price of one barrel of crude oil, with all component pricing based on standard market indices as defined in the contracts. The Company entered into various combinations of these swap contracts to achieve an approximate 2/1/1 crack spread ratio, which means two barrels of crude oil and one barrel each of gasoline and diesel. At December 31, 2005, the Company had the following derivative positions related its fuel products segment. These derivatives have been restructured as of April 1, 2006 as discussed above.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Crack Spread
Crack Spread Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2006	1,035,000	11,500	$9.00
Second Quarter 2006	1,039,000	11,418	8.98
Third Quarter 2006	1,043,000	11,337	8.65
Fourth Quarter 2006	1,043,000	11,337	8.28
First Quarter 2007	1,260,000	14,000	11.59
Second Quarter 2007	1,273,000	13,989	11.56
Third Quarter 2007	1,282,000	13,935	11.60
Fourth Quarter 2007	1,282,000	13,935	11.60

Totals	9,257,000
Average price			$10.30

As of December 31, 2005, the Company had entered into fuels product margin (crack spread) collar contracts with counterparties whereby the Company purchased a crack spread put option while simultaneously selling a crack spread call option. These crack spread collar contracts required no net premium to be paid by the Company to the counterparties as the premium for the purchased crack spread put option is offset by the premium for the sold crack spread call option. These contracts were not designated as hedges under SFAS 133. The Company had no fuels product margin collar contracts outstanding at December 31, 2006.

Fuels product margin collar contracts consisted of the following at December 31, 2005:

			Put Option	Call Option
			Strike Price	Strike Price
Crack Spread Collar Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)

First Quarter 2006	675,000	7,500	$7.29	$9.62
Second Quarter 2006	680,000	7,473	7.82	10.15
Third Quarter 2006	685,000	7,446	7.59	9.59
Fourth Quarter 2006	685,000	7,446	6.30	8.30

Totals	2,725,000
Average price			$7.25	$9.41

Natural Gas Swap Contracts

The Company utilizes forward swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirements. At December 31, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu

First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	$7.99
Fourth Quarter 2007	150,000	$7.99
First Quarter 2008	150,000	$7.99

Totals	1,000,000
Average price		$8.52

At December 31, 2005, the Company had the following derivatives related to natural gas purchases.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu

First Quarter 2006	600,000	$9.84

Interest Rate Swap Contracts

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its variable rate senior secured first lien term loan. The Company hedges the interest payments related to 85% of its future term loan indebtedness. This swap contract is designated as a cash flow hedge of the future payment of interest with LIBOR fixed at 5.44% per annum.

8.	Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with SFAS No. 133. Based upon borrowing rates available to the Company for long-term debt with similar terms and the same remaining maturities, the fair value of long-term debt approximates carrying value at December 31, 2006 and 2005. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximate their fair value at December 31, 2006 and 2005.

9.	Partners’ Capital

On January 31, 2006, the Partnership completed the initial public offering of its common units and sold 5,699,900 of those units to the underwriters in the initial public offering at a price to the public of $21.50 per common unit. The Partnership also sold a total of 750,100 common units to certain relatives of the chairman of our general partner at a price of $19.995 per common unit. In addition, on February 8, 2006, the Partnership sold an additional 854,985 common units to the underwriters at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by the Partnership (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144,400. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100 and (iii) pay transaction fees and expenses in the amount of approximately $5,600. Underwriting discounts totaled approximately $11,600 (including certain structuring fees paid to certain of the underwriters of approximately $2,400).

On July 5, 2006, the Partnership completed a follow-on public offering of its common units in which it sold 3,300,000 common units to the underwriters of the offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering was $103,479. The use of proceeds from the offering was to: (i) repay all of its borrowings under its revolving credit facility, which were approximately $9,243 as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at the Shreveport refinery and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,620. The general partner contributed $2,218 to retain its 2% general partner interest.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the 16,366,000 common units outstanding at December 31, 2006, 10,604,985 are held by the public, with the remaining 5,761,015 held by our affiliates. All of the 13,066,000 subordinated units are held by our affiliates.

Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash as defined in the Company’s partnership agreement. The subordination period will end on the first day of any quarter beginning after December 31, 2010 in which we meet certain financial tests provided for in our partnership agreement. Significant information regarding rights of the limited partners include the following:

•	Rights to received distributions of available cash within 45 days after the end of each quarter, to the extent the Company has sufficient cash from operations after the establishment of cash reserves.

•	Limited partners have limited voting rights on matters affecting the Company’s business. The general partner may consider only the interest and factors that it desires, and has not duty or obligation to give any consideration of any interest of, our limited partners. Limited partners have no right to elect the Company’s board of directors or general partner.

•	The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Any holder, other than the general partner or the general partner’s affiliates, that owns 20% or more of any class of units outstanding, cannot vote on any matter.

•	During the subordination period, the general partner, without approval of the limited partners, may cause the Company to issue up to 3,233,000 of common units until the completion of the Shreveport refinery expansion project. If, upon completion, this project increases cash flow from operations per unit, the general partner may cause the Company to issue up to 6,533,000 of additional common units. After the subordination period, we may issue an unlimited number of limited partner interests without the approval of the limited partners.

•	Limited partners may be required to sell their units to the general partner if at any time the general partner owns more than 80% of the issued and outstanding common units.

Our general partner is entitled to incentive distributions if the amount we distribute to unitholders with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly	Interest in
	Distribution	Distributions
	Target Amount	Unitholders	General Partner

Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	up to $0.495	98%	2%
Second Target Distribution	above $0.495 up to $0.563	85%	15%
Third Target Distribution	above $0.563 up to $0.675	75%	25%
Thereafter	above $0.675	50%	50%

The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and any state income tax on their share of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. During the year ended December 31, 2005, distributions of $7,300 were made to the Predecessor partners. In January 2006, the Predecessor made its final distribution of $6,900 to its partners. Subsequent to January 31, 2006, Calumet’s distribution policy is as defined in its Partnership Agreement. For the year ended December 31, 2006, Calumet made distributions of $38,286 to its partners.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Unit-Based Compensation

Our general partner adopted a Long-Term Incentive Plan (the “Plan”) on January 24, 2006 for its employees, consultants and directors and its affiliates who perform services for us. The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan. Units withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the compensation committee of our general partner’s board of directors.

On November 17, 2006, non-employee directors of our general partner were granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal year 2006. These phantom units have a four year service period, beginning on January 1, with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. The Company uses the market price of its units on the grant date to calculate the fair value and related compensation cost of the units. The Company amortizes this compensation cost to partners’ capital and selling, general and administrative expense in the consolidated statements of operations using the straight-line method over the four year vesting period, as we expect these units to fully vest.

A summary of the Company’s nonvested units as of December 31, 2006, and the changes during the year ended December 31, 2006, are presented below:

		Weighted-Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	7,296	33.63
Vested	(1,824)	33.63
Forfeited	—	—

Nonvested at December 31, 2006	5,472	$33.63

For the year ended December 31, 2006, compensation expense of $61 was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2006, there was a total of $184 of unrecognized compensation costs related to nonvested unit grants. These costs are cost is expected to be recognized over a weighted-average period of three years.

11.	Employee Benefit Plan

The Company has a defined contribution plan administered by one of its limited partners. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% contribution by the participant up to 3% and 50% of each additional 1% contribution up to 5% for a maximum contribution by the Company of 4% per participant. The Company’s matching contribution was $1,109, $839, and $791 for the years ended December 31, 2006, 2005 and 2004, respectively. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the Board of Directors of the Company’s general partner and are discretionary. The Company’s profit sharing contribution was $870, $452, and $426 for the years ended December 31, 2006, 2005 and 2004, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Transactions with Related Parties

During the years ended December 31, 2006, 2005 and 2004, the Company had sales to related parties of $904, $209 and $9, respectively. Trade accounts and other receivables from related parties at December 31, 2006 and 2005 were $210 and $110, respectively. The Company also had purchases from related parties during the years ended December 31, 2006, 2005 and 2004 of $1,228, $1,114 and $864, respectively. Accounts payable to related parties at December 31, 2006 and 2005 were $358 and $1,704, respectively.

Certain partners of the Predecessor had loaned the Predecessor funds under long-term notes, which were repaid in the year ended December 31, 2005, as discussed in Note 6. The interest expense associated with the affiliated borrowings was approximately $0, $9,659 and $8,940 for the years ended December 31, 2006, 2005 and 2004, respectively.

A limited partner provides certain administrative and accounting services to the Company for an annual fee. Such services include, but are not necessarily limited to, advice and assistance concerning aspects of the operation, planning, and human resources of the Company. Payments for the years ended December 31, 2006, 2005 and 2004 were $549, $633 and $623, respectively.

The Company participates in a self-insurance program for medical benefits with a limited partner and several other related companies. In connection with this program, contributions are made to a voluntary employees’ benefit association (VEBA) trust. Contributions made by the Company to the VEBA for the years ended December 31, 2006, 2005 and 2004 totaled $3,093, $3,167 and $2,784, respectively.

The Company has placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums paid to this company by Calumet for the years ended December 31, 2006 and 2005 were $1,647 and $784, respectively.

The Company participates in a self-insurance program for workers’ compensation with a limited partner and several other related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2006, 2005 and 2004 totaled $213, $294 and $327, respectively.

The Company participates in a self-insurance program for general liability with a limited partner and several related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2006, 2005 and 2004 totaled $563, $590 and $337, respectively.

13.	Segments and Related Information

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2006 (Calumet)	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$913,143	$727,905	$1,641,048	$—	$1,641,048
Intersegment sales	653,842	34,135	687,977	(687,977)	—

Total sales	$1,566,985	$762,040	$2,329,025	$(687,977)	$1,641,048

Depreciation and amortization	11,760	—	11,760	—	11,760
Income from operations	81,830	39,607	121,437	—	121,437
Reconciling items to net income:
Interest expense					(9,030)
Interest income					2,951
Debt extinguishment costs					(2,967)
Gain (loss) on derivative instruments					(18,045)
Other					(274)
Income tax expense					(190)

Net income					93,882

Capital expenditures	$76,064	$—	$76,064	$—	$76,064

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2005 (Predecessor)	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$703,214	$585,858	$1,289,072	$—	$1,289,072
Intersegment sales	552,563	15,020	567,583	(567,583)	—

Total sales	$1,255,777	$600,878	$1,856,655	$(567,583)	$1,289,072

Depreciation and amortization	10,386	—	10,386	—	10,386
Income (loss) from operations	4,430	61,255	65,685	—	65,685
Reconciling items to net income:
Interest expense					(22,961)
Interest income					204
Debt extinguishment costs					(6,882)
Gain (loss) on derivative instruments					(24,756)
Other					38

Net income					11,328

Capital expenditures	$12,963	$—	$12,963	$—	$12,963

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2004 (Predecessor)	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$530,009	$9,607	$539,616	$—	$539,616
Intersegment sales	15,651	—	15,651	(15,651)	—

Total sales	$545,660	$9,607	$555,267	$(15,651)	$539,616

Depreciation and amortization	6,927	—	6,927	—	6,927
Income (loss) from operations	(9,406)	(2,783)	(12,189)	—	(12,189)
Reconciling items to net income:
Equity in (loss) income of unconsolidated affiliates					(427)
Interest expense					(9,869)
					17
Gain (loss) on derivative instruments					31,372
Other					66

Net income					8,970

Capital expenditures	$43,033	$—	$43,033	$—	$43,033

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Calumet		Predecessor
	December 31,
	2006	2005	2004

Segment assets:
Specialty products	$972,377	$606,023	$315,336
Fuel products	681,677	375,153	69,400

Combined segments	1,654,054	981,176	384,736
Eliminations	(1,123,880)	(581,459)	(66,530)

Total assets	$530,174	$399,717	$318,206

b. Geographic Information

International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2006, 2005 and 2004.

c. Product Information

The Company offers products primarily in four general categories consisting of fuels, lubricants, waxes and solvents. Other includes asphalt and other by-products. The following table sets forth the major product category sales (dollars in thousands):

	Calumet		Predecessor
	December 31,
	2006	2005	2004

Fuels	$761,469	$619,842	$82,288
Lubricants	509,933	394,363	251,880
Solvents	201,931	144,967	114,694
Waxes	61,192	43,638	39,526
Other	106,523	86,262	51,228

Total sales	$1,641,048	$1,289,072	$539,616

d. Major Customers

No customer represented 10% or greater of consolidated sales in each of the three years ended December 31, 2006, 2005 and 2004.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total(1)

2006 (Calumet)
Sales	$397,694	$429,925	$444,747	$368,681	$1,641,048
Gross profit	50,950	58,075	51,146	43,071	203,244
Operating income	31,085	37,200	29,122	24,032	121,437
Net income	3,532	23,155	35,673	31,522	93,882
Basic and diluted net income per limited partner unit:
Common	$0.30	$0.75	$0.92	$0.84	$2.81
Subordinated	$(0.36)	$0.75	$0.91	$0.84	$2.14
Weighted average limited partner common units outstanding — basic and diluted	12,950,070	13,066,000	16,186,652	16,366,000
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066,000	13,066,000	13,066,000	13,066,000
2005 (Predecessor)
Sales	$229,549	$301,562	$363,870	$394,091	$1,289,072
Gross profit	26,117	30,536	38,754	44,950	140,357
Operating income	10,745	13,539	20,767	20,634	65,685
Net income (loss)	(128)	18,717	(39,406)	32,145	11,328

(1)	The sum of the four quarters may not equal the total year due to rounding.

15.	Subsequent Events

On January 5, 2007, the Company declared a quarterly cash distribution of $0.60 per unit on all outstanding units, or $18,673, for the quarter ended December 31, 2006. The distribution was paid on February 14, 2007 to unitholders of record as of the close of business on February 4, 2007. This quarterly distribution of $0.60 per unit equates to $2.40 per unit, or $74,691, on an annualized basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Calumet GP, LLC

We have audited the accompanying balance sheet of Calumet GP, LLC as of December 31, 2006. This financial statement is the responsibility of Calumet GP, LLC’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calumet GP, LLC at December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/
Ernst & Young LLP

Indianapolis, Indiana
February 22, 2007.

CALUMET GP, LLC

CONSOLIDATED BALANCE SHEET

December 31,
2006
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$81,257
Accounts receivable:
Trade, less allowance for doubtful accounts of $782	97,740
Other	1,262

99,002
Inventories	110,985
Prepaid expenses	1,506
Derivative assets	40,802
Deposits and other current assets	1,961

Total current assets	335,513
Property, plant and equipment, net	191,732
Other noncurrent assets, net	3,233

Total assets	$530,478

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$78,752
Accrued salaries, wages and benefits	5,675
Turnaround costs	5,105
Taxes payable	7,038
Other current liabilities	2,424
Current portion of long-term debt	500
Derivative liabilities	2,995

Total current liabilities	102,489
Long-term debt, less current portion	49,000

Total liabilities	151,489

Commitments and contingencies Minority interest	183,335
Members’ capital	143,403
Accumulated other comprehensive income	52,251

Total members’ capital	$195,654

Total liabilities and members’ capital	$530,478

See accompanying notes to the consolidated balance sheet.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET
(in thousands, except operating, unit and per unit data)

1.	Nature of Operations

Calumet GP, LLC (the GP) is a Delaware limited liability company formed on September 27, 2005 and is the general partner of Calumet Specialty Products Partners, L.P. (the Partnership). Its sole purpose is to operate the Partnership. The GP is owned by The Heritage Group as well as Fred M. Fehsenfeld, Jr. family trusts and an F. William Grube family trust. The GP owns a two percent general partner interest in the Partnership and manages and operates all of the assets of the Partnership. However, due to the substantive control granted to the GP by the partnership agreement we consolidate our interest in the Partnership (collectively Calumet or the Company).

Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns a refinery located in Princeton, Louisiana, a refinery located in Cotton Valley, Louisiana, a terminal located in Burnham, Illinois and a refinery located in Shreveport, Louisiana.

2.	Members’ Capital

On January 31, 2006, the Partnership completed the initial public offering of its common units and sold 5,699,900 of those units to the underwriters in the initial public offering at a price to the public of $21.50 per common unit. The Partnership also sold a total of 750,100 common units to certain relatives of the chairman of our general partner at a price of $19.995 per common unit. In addition, on February 8, 2006, the Partnership sold an additional 854,985 common units to the underwriters at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by the Partnership (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144,400. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100 and (iii) pay transaction fees and expenses in the amount of approximately $5,600. Underwriting discounts totaled approximately $11,600 (including certain structuring fees paid to certain of the underwriters of approximately $2,400).

On July 5, 2006, the Partnership completed a follow-on public offering of its common units in which it sold 3,300,000 common units to the underwriters of the offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering was $103,479. The use of proceeds from the offering was to: (i) repay all of its borrowings under its revolving credit facility, which were approximately $9,243 as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at the Shreveport refinery and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,620. The general partner contributed $2,218 to retain its 2% general partner interest.

During the year ended December 31, 2006, the GP received cash distributions of $1,013 from the Partnership.

3.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the GP, the Partnership and its wholly-owned operating subsidiaries, Calumet Lubricants Co., Limited Partnership, Calumet Sales Company Incorporated and Calumet Shreveport, LLC (“Calumet Shreveport”). Calumet Shreveport’s wholly-owned operating subsidiaries are Calumet Shreveport Fuels, LLC and Calumet Shreveport Lubricants & Waxes, LLC. All intercompany transactions and accounts have been eliminated. Hereafter, the consolidated companies are referred to as the Company.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid investments with a maturity of three months or less at the time of purchase.

Inventories

The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value.

Inventories consist of the following:

December 31,
2006

Raw materials	$26,791
Work in process	30,130
Finished goods	54,064

$110,985

The replacement cost of these inventories, based on current market values, would have been $46,711 higher at December 31, 2006.

Accounts Receivable

The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days for our specialty products segment and 10 days for our fuel products segment. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. The activity in the allowance for doubtful accounts was as follows:

December 31,
2006

Beginning balance	$750
Provision	172
Write-offs, net	(140)

Ending balance	$782

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

Property, plant and equipment, including depreciable lives, consists of the following:

December 31,
2006

Land	$1,047
Buildings and improvements (10 to 40 years)	1,811
Machinery and equipment (10 to 20 years)	167,195
Furniture and fixtures (5 to 10 years)	1,198
Construction-in-progress	68,519

239,770
Less accumulated depreciation	(48,038)

$191,732

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During the year ended December 31, 2006, the Company incurred $10,998 of interest expense of which $1,968 was capitalized as a component of property, plant and equipment.

Turnaround Costs

The Company accounts for periodic major maintenance and repairs (turnaround costs) applicable to its refining facilities using the accrue-in-advance method. Normal maintenance and repairs of all other property, plant and equipment are charged to cost of sales as incurred. Renewals, betterments and major repairs that materially extend the life of the properties are capitalized. Effective January 1, 2007, the Company will adopt a new method of accounting for turnaround costs in accordance with FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, as discussed in “New Accounting Pronouncements.” Turnaround activity was as follows:

December 31,
2006

Beginning balance	$2,679
Provision	4,963
Usage	(2,537)

Ending balance	$5,105

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

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

Income Taxes

The Company, as a partnership, is not liable for income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries Calumet Lubricants Co., Limited Partnership and Calumet Shreveport. However, Calumet Sales Company Incorporated, a wholly-owned subsidiary of the Company, is a corporation and as a result, is liable for income taxes on its earnings. Income taxes on the earnings of the Company, with the exception of Calumet Sales Company Incorporated, are the responsibility of the partners, with earnings of the Company included in partners’ earnings.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the partnership is not readily available.

Derivatives

The Company utilize derivative instruments to minimize our price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the balance sheet. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income, a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the consolidated statements of operations. For the year ended December 31, 2006, the Company has recorded a derivative gain of $6 to sales and a derivative loss of $11,070 to cost of sales. An interest rate swap loss of $7 for the year ended December 31, 2006 was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statements of operations. The Company does not account for fuel products margin swap or collar contracts (“crack spread swaps or collars”) as cash flow hedges. As of December 31, 2006, the Company has no such derivative contracts outstanding. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statements of operations.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

During 2004 and through November 30, 2005, none of our outstanding derivative transactions were designated as hedges. At December 31, 2005, certain derivatives hedging natural gas and crude oil purchases for our specialty products segment were designated as cash flow hedges. Effective April 1, 2006, the Company restructured and designated certain derivative contracts for its fuel products segment as cash flow hedges of gasoline, diesel, and jet fuel sales and crude oil purchases to the extent they qualify for hedge accounting, and the effective portion of these hedges is recorded in accumulated other comprehensive income on the consolidated balance sheets until the underlying transaction hedged is recognized in the consolidated statements of operations. Prior to this date, the historical impact of fair value fluctuations in our gasoline, diesel and crude oil derivative instruments for the fuel products segment had been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our consolidated statements of operations. The Company utilizes third party valuations and published market data to determine the fair value of these derivatives.

The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the year ended December 31, 2006 was a gain of $4,071, which was recorded to unrealized (loss) gain on derivative instruments. The effective portion of the hedges classified in accumulated other comprehensive income is $52,251 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Other
Comprehensive
Year	Income (Loss)

2007	$13,803
2008	15,321
2009	12,618
2010	10,702
2011	(59)
2012	(134)

Total	$52,251

The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.

Other Noncurrent Assets

Other noncurrent assets at December 31, 2006 include $2,112 of deferred debt issuance costs, which are being amortized on a straight-line basis over the life of the related debt instruments. These amounts are net of accumulated amortization of $562 at December 31, 2006 and 2005, respectively.

Other noncurrent assets also include $566 at December 31, 2006 of intangible assets, net of accumulated amortization, purchased to facilitate the sales of horticultural spray oil products. These intangible assets are being amortized on a straight-line basis, over an estimated useful life of five years. Accumulated amortization on these intangible assets was $1,710 at December 31, 2006. Annual amortization for 2007 and 2008 will be $455 and $111, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation will not have a material effect on the financial position, results of operations or cash flows of the Company when adopted on January 1, 2007.

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

Statement 123(R) is effective for fiscal years beginning after July 1, 2005. The Company adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The total impact of adoption of Statement 123(R) was not material.

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

Effective January 1, 2007, the Company will adopt the Position and elect the deferral method. Under this method, actual costs of an overhaul are capitalized and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance of the turnaround, or turnarounds, and recorded the expense to cost of sales. The adoption of the position would have resulted the capitalization of turnaround costs of $1,478 as of December 31, 2006, as compared to turnaround liabilities previously recorded of $5,105 for the same date.

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

4.	Shreveport Refinery Expansion and Reconfiguration

The Company commenced purchasing equipment for an expansion project at its Shreveport refinery during the second quarter of 2006. As of December 31, 2006, the Company had capital expenditures of $65,492 (including $1,684 of capitalized interest) related to this expansion project, which is recorded to construction-in-progress, a component of property, plant and equipment, of which approximately $13,000 relates assets and services yet to be received. In December 2006, the Company received an air permit from the Louisiana Department of Environmental Quality and commenced construction. Management has estimated that the Company will incur approximately $84,500 of additional capital expenditures in 2007 related to the expansion project. The expansion project is

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

expected to be completed in the third quarter of 2007. Management currently estimates the total cost of the Shreveport refinery expansion project will be approximately $150,000.

5.	Commitments and Contingencies

Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, rail cars, equipment, precious metals, operating unit catalyst and office facilities that extend through August 2015. Renewal options are available on certain of these leases in which the Company is the lessee. Rent expense for the year ended December 31, 2006 was $10,894.

As of December 31, 2006, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Year	Commitment

2007	$8,837
2008	5,927
2009	5,257
2010	4,664
2011	3,278
Thereafter	6,444

Total	$34,407

Effective March 1, 2005, the Company entered into a crude purchase contract with a supplier that contains minimum annual purchase requirements. To the extent the Company does not meet this requirement, it would be required to pay $0.25 per barrel on the difference between the minimum purchase requirement and the actual purchases. Since inception of the contract, the Company has taken delivery of all minimum requirements. As of December 31, 2006, the estimated minimum purchase requirements under this contract and other crude purchase contracts were as follows:

Year	Commitment

2007	$263,317
2008	37,985
2009	—
2010	—
2011	—
Thereafter	—

Total	$301,302

Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

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

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling $191 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; and (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency. The Company is currently in settlement negotiations with the LDEQ to resolve these matters, as well as a number of similar matters at the Princeton refinery, for which no penalty has yet been proposed. We anticipate that any penalties that may be assessed due to the alleged violations at our Princeton refinery will be consolidated in a settlement agreement that we anticipate executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below.

The Company has recently entered into discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is only in the beginning stages of discussion with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the Company’s discussions, the Company anticipates that it will ultimately be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 over a three to five year period at the Company’s three Louisiana refineries.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

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

On December 27, 2006, the LDEQ approved the Company’s application for a modification of its air emissions permit for the Shreveport refinery expansion. The Company was required to obtain approval of this modified air emissions permit from the LDEQ prior to commencing construction of the expansion activities. Upon receipt of the permit approval from the LDEQ, the Company commenced construction of the Shreveport refinery expansion project. On February 22, 2007, the Company received notice that on February 13, 2007 an individual filed, on behalf of the “Residents for Air Neutralization,” a Petition for Review in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, asking the Court to review the approval granted by the LDEQ for the Company’s application for a modified air emissions permit. The Petition alleges the information in the final LDEQ decision report was inaccurate and that, based on the LDEQ’s decision to grant the modified air emissions permit, the LDEQ had not reviewed the evidence put before them properly. There is a question, unresolved at this time, concerning whether the Petition was timely filed. If it was timely filed, the LDEQ will have sixty days after service of the Petition to file the record of its proceedings with the district court. The Company believes that the LDEQ will be successful in defending its approval of the Company’s application for a modified air emissions permit. The Company is not named at this time as a party to the Petition.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2006, the Company had outstanding standby letters of credit of $42,775 under its senior secured revolving credit facility. As discussed in Note 6 below, as of December 31, 2006 the Company also had a $50,000 letter of credit outstanding under the letter of credit facility for its fuels hedging program, which bears interest at 3.50%.

6.	Long-Term Debt

Long-term debt consisted of the following:

December 31,
2006

Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime (8.25% at December 31, 2006), interest payments monthly, borrowings due December 2010	$—
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of LIBOR plus 3.50% (8.85% at December 31, 2006), interest and principal payments quarterly with borrowings due December 2012	49,500

Total long-term debt	49,500
Less current portion of long-term debt	500

$49,000

On December 9, 2005, the Company paid off its existing indebtedness by entering into a $225,000 senior secured revolving credit facility due December 2010 and a $225,000 senior secured first lien credit facility consisting of a $175,000 term loan facility and a $50,000 letter of credit facility to support its fuel hedging program due December 2012. These facilities contain financial covenants including a fixed charge coverage ratio and a consolidated leverage ratio. The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. All

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

guarantees and pledges of assets under the indebtedness repaid on December 9, 2005 were released upon its repayment with the borrowings under our current agreements.

The maximum borrowing capacity at December 31, 2006 was $178,757, with $135,981 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries. The net proceeds of our initial public offering (see Note 9) were used to repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700 and repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100. After this repayment, the term loan requires quarterly principal payments of $125 through December 2011 and quarterly principal payments of approximately $11,800 thereafter until maturing in December 2012. The Company is in compliance with all covenants and restrictions defined in these credit agreements.

As of December 31, 2006, maturities of the Company’s long-term debt is as follows:

Year	Maturity

2007	$500
2008	500
2009	500
2010	500
2011	500
2012	$47,000

Total	$49,500

7.	Derivatives

The Company has the following derivative instruments outstanding as of December 31, 2006.

Crude Oil Collar Contracts

The Company utilizes combinations of options to manage crude oil price risk and volatility of cash flows in its specialty products segment. These combinations of options are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for 50% to 75% of anticipated crude oil purchases related to our specialty products production. At December 31, 2006, the Company had the following derivatives related to crude oil purchases.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2007	248,000	8,000	$48.66	$58.66	$68.66	$78.66
February 2007	224,000	8,000	49.28	59.28	69.28	79.28
March 2007	248,000	8,000	50.85	60.85	70.85	80.85

Totals	720,000
Average price			$49.61	$59.61	$69.61	$79.61

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

Crude Oil Swap Contracts

The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At December 31, 2006, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	1,710,000	19,000	65.14
Second Quarter 2007	1,728,000	18,989	64.68
Third Quarter 2007	1,742,000	18,935	65.51
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,143,000	22,249	67.37
Calendar Year 2009	7,482,500	20,500	66.04
Calendar Year 2010	5,840,000	16,000	67.40
Calendar Year 2011	363,500	996	65.99

Totals	28,751,000
Average price			$66.49

Fuels Product Swap Contracts

The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.

Diesel Swap Contracts

At December 31, 2006, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 169,855 barrels in 2007. As a result of these barrels not being designated as hedges, the Company recognized $1,314 of gains in unrealized (loss) gain on derivative instruments in the consolidated statements of operations.

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	1,080,000	12,000	81.10
Second Quarter 2007	1,092,000	12,000	80.74
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	4,941,000	13,500	82.18
Calendar Year 2009	4,562,500	12,500	80.50
Calendar Year 2010	3,650,000	10,000	80.52
Calendar Year 2011	273,000	748	76.52

Totals	17,802,500
Average price			$81.07

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

Gasoline Swap Contracts

At December 31, 2006, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2007	630,000	7,000	72.09
Second Quarter 2007	636,000	6,989	71.38
Third Quarter 2007	640,000	6,957	72.67
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,202,000	8,749	76.17
Calendar Year 2009	2,920,000	8,000	73.45
Calendar Year 2010	2,190,000	6,000	75.27
Calendar Year 2011	90,500	248	70.87

Totals	10,948,500
Average price			$74.30

Natural Gas Swap Contracts

The Company utilizes forward swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirements. At December 31, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu

First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	$7.99
Fourth Quarter 2007	150,000	$7.99
First Quarter 2008	150,000	$7.99

Totals	1,000,000
Average price		$8.52

Interest Rate Swap Contracts

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its variable rate senior secured first lien term loan. The Company hedges the interest payments related to 85% of its future term loan indebtedness. This swap contract is designated as a cash flow hedge of the future payment of interest with LIBOR fixed at 5.44% per annum.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

8.	Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with SFAS No. 133. Based upon borrowing rates available to the Company for long-term debt with similar terms and the same remaining maturities, the fair value of long-term debt approximates carrying value at December 31, 2006. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximate their fair value at December 31, 2006.

9.	Unit-Based Compensation

Our general partner adopted a Long-Term Incentive Plan (the “Plan”) on January 24, 2006 for its employees, consultants and directors and its affiliates who perform services for us. The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan. Units withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the compensation committee of our general partner’s board of directors.

On November 17, 2006, non-employee directors of the GP were granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal year 2006. These phantom units have a four year service period, beginning on January 1, with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although full ownership of the common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. The Company uses the market price of its units on the grant date to calculate the fair value and related compensation cost of the units. The Company amortizes this compensation cost to partners’ capital and selling general and administrative expense on the consolidated statement of operations using the straight-line method over the four year vesting period, as we expect these units to fully vest.

A summary of the Company’s nonvested units as of December 31, 2006, and the changes during the year ended December 31, 2006, are presented below:

		Weighted-
		Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	7,296	33.63
Vested	(1,824)	33.63
Forfeited	—	—

Nonvested at December 31, 2006	5,472	$33.63

For the year ended December 31, 2006, compensation expense of $61 was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2006, there was a total of $184 of unrecognized compensation costs related to nonvested unit grants. These costs are expected to be recognized over a weighted-average period of three years.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)

10.	Employee Benefit Plan

The Partnership has a defined contribution plan administered by one of its limited partners. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The Partnership matches 100% of each 1% contribution by the participant up to 3% and 50% of each additional 1% contribution up to 5% for a maximum contribution by the Company of 4% per participant. The Company’s matching contribution was $1,109 for the year ended December 31, 2006. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the Board of Directors of GP and are discretionary. The Partnership’s profit sharing contribution was $870 for the year ended December 31, 2006.

11.	Transactions with Related Parties

During the year ended December 31, 2006, the Company had sales to related parties of $904. Trade accounts and other receivables from related parties at December 31, 2006 were $210. The Company also had purchases from related parties during the year ended December 31, 2006 of $1,228. Accounts payable to related parties at December 31, 2006 were $358.

A limited partner provides certain administrative and accounting services to the Company for an annual fee. Such services include, but are not necessarily limited to, advice and assistance concerning aspects of the operation, planning, and human resources of the Company. Payments for the year ended December 31, 2006 were $549.

The Company participates in a self-insurance program for medical benefits with a limited partner and several other related companies. In connection with this program, contributions are made to a voluntary employees’ benefit association (VEBA) trust. Contributions made by the Company to the VEBA for the year ended December 31, 2006 totaled $3,093.

The Company has placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums paid to this company by Calumet for the year ended December 31, 2006 were approximately $1,647.

The Company participates in a self-insurance program for workers’ compensation with a limited partner and several other related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the year ended December 31, 2006 totaled $213.

The Company participates in a self-insurance program for general liability with a limited partner and several related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the year ended December 31, 2006 totaled $563.

12.	Subsequent Events

On January 5, 2007, the Partnership declared a quarterly cash distribution of $0.60 per unit on all outstanding units, or $18,673, for the quarter ended December 31, 2006. The distribution was paid on February 14, 2007 to unitholders of record as of the close of business on February 4, 2007. This quarterly distribution of $0.60 per unit equates to $2.40 per unit, or $74,691, on an annualized basis. The GP’s portion of this quarterly cash distribution was $4,054.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of Our General Partner and Corporate Governance

Management of Calumet Specialty Products Partners, L.P. and Director Independence

Our general partner, Calumet GP, LLC, manages our operations and activities. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations. Our general partner owes a fiduciary duty to our unitholders, as limited by the various provisions of our partnership agreement modifying and restricting the fiduciary duties that might otherwise be owed by our general partner to our unitholders.

The directors of our general partner oversee our operations. The owners of our general partner have appointed seven members to our general partner’s board of directors. The directors of our general partner are generally elected by a majority vote of the owners of our general partner on an annual basis. However, as long as our chief executive officer and president, F. William Grube, or trusts established for the benefit of his family members, continue to own at least 30% of the membership interests in our general partner, Mr. Grube (or in certain specified instances, his designee or transferee) has the right to serve as a director of our general partner. The directors of our general partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.

Pursuant to Section 4360 of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules, NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, three of our general partner’s seven directors are “independent” as that term is defined in the applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the NASDAQ and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Robert E. Funk and Michael L. Smith.

The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.

Directors and Executive Officers

The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of February 9, 2007. Directors are elected for one-year terms.

Name	Age	Position with Calumet GP, LLC

Fred M. Fehsenfeld, Jr.	55	Chairman of the Board
F. William Grube	59	Chief Executive Officer, President and Director
Allan A. Moyes, III	60	Executive Vice President
R. Patrick Murray, II	35	Vice President, Chief Financial Officer and Secretary
Robert M. Mills	53	Vice President — Crude Oil Supply
Jeffrey D. Smith	44	Vice President — Planning and Economics
William A. Anderson	38	Vice President — Sales and Marketing
James S. Carter	58	Director
William S. Fehsenfeld	56	Director
Robert E. Funk	61	Director
Nicholas J. Rutigliano	59	Director
Michael L. Smith	58	Director

Fred M. Fehsenfeld, Jr. has served as the chairman of the board of directors of our general partner since September 2005. Mr. Fehsenfeld has also served as the vice chairman of the board of Calumet Lubricants Co., L.P. since 1990. Mr. Fehsenfeld has worked for The Heritage Group in various capacities since 1977 and has served as its managing trustee since 1980. Mr. Fehsenfeld received his B.S. in Mechanical Engineering from Duke University and his M.S. in Management from the Massachusetts Institute of Technology Sloan School.

F. William Grube has served as the chief executive officer, president and director of our general partner since September 2005. Mr. Grube has also served as president and chief executive officer of Calumet Lubricants Co., L.P. since 1990. From 1974 to 1990, Mr. Grube served as executive vice president of the Rock Island Refinery. Mr. Grube received his B.S. in Chemical Engineering from Rose-Hulman Institute of Technology and his M.B.A. from Harvard University.

Allan A. Moyes, III has served as executive vice president of our general partner since September 2005. Mr. Moyes has also served as executive vice president of Calumet Lubricants Co., L.P. since 1997. From 1994 to 1997, Mr. Moyes served as manager of planning and economics for Calumet Lubricants Co., L.P. From 1989 to 1994, Mr. Moyes worked for Marathon Oil Company as the technical service manager in its Indianapolis refinery. From 1978 to 1989, Mr. Moyes worked in various capacities at the Rock Island Refinery. Mr. Moyes received his Computer Science degree at Memphis State Technical University.

R. Patrick Murray, II has served as vice president, chief financial officer and secretary of our general partner since September 2005. Mr. Murray has also served as the vice president and chief financial officer of Calumet Lubricants Co., L.P. since 1999 and from 1998 to 1999 served as its controller. From 1993 to 1998, Mr. Murray was a senior auditor with Arthur Andersen. Mr. Murray is a certified public accountant and received his B.B.A. in Accountancy from the University of Notre Dame.

Robert M. Mills has served as vice president — crude oil supply of our general partner since September 2005. Mr. Mills has also served as the vice president — crude oil supply of Calumet Lubricants Co., L.P. since 1995 and from 1993 to 1995 served as manager of supply and distribution. Mr. Mills received his B.S. in Business Administration from Louisiana State University.

Jeffrey D. Smith has served as vice president — planning and economics of our general partner since September 2005. He has also served as the vice president — planning and economics of Calumet Lubricants Co., L.P. since 2002. Mr. Smith joined our predecessor in 1994 and served in various capacities prior to becoming vice president. Mr. Smith received his B.S. in Geology from Louisiana Tech University.

William A. Anderson has served as vice president — sales and marketing of our general partner since September 2005. Mr. Anderson has also served as the vice president — sales and marketing of Calumet Lubricants

Co., L.P. since 2000 and served in various other capacities for our predecessor from 1993 to 2000. Mr. Anderson received his B.A. in Communications from DePauw University.

James S. Carter has served as a member of the board of directors of our general partner since January 2006. Mr. Carter served as U.S. regional director of Exxon Mobil Fuels Company, the fuels subsidiary of Exxon Mobil Corporation, from 1999 until his retirement in 2003. Mr. Carter received his M.B.A. in Finance and Accounting from Tulane University.

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

Nicholas J. Rutigliano has served as a member of the board of directors of our general partner since January 2006. Mr. Rutigliano has served as president of Tobias Insurance Group, Inc., a commercial insurance brokerage business he founded, since 1973. He has also served as a trustee of The Heritage Group from 1980 to the present. Mr. Rutigliano received his B.S. in Business from the University of Evansville. He is also the brother-in-law of the chairman of the board of directors of our general partner, Mr. Fred M. Fehsenfeld, Jr.

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

Board of Directors Committees

Conflicts Committee

Two members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by NASDAQ and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The two independent board members who serve on the conflicts committee are Messrs. James S. Carter and Robert E. Funk. Mr. Carter serves as the chairman of the conflicts committee.

Compensation Committee

The board of directors of our general partner also has a compensation committee which, among other responsibilities, oversees the compensation plans awarded to directors and officers described in Item 11 “Executive and Director Compensation.” NASDAQ does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Messrs. Fred M. Fehsenfeld, Jr. and F. William Grube serve as members of our compensation committee. Mr. Fehsenfeld serves as the chairman of the compensation committee.

The board of directors has adopted a written charter for the compensation committee which defines the scope of the committee’s authority. The committee may form and delegate some or all of its authority to subcommittees comprised of committee members when it deems appropriate. The committee is responsible for reviewing and recommending to the board of directors for its approval the annual salary and other compensation components for the chief executive officer. The committee reviews and makes recommendations to the board of directors for its approval any of the Partnership’s equity compensation-based plans, including the Long-Term Incentive Plan, or any cash bonus or incentive compensation plans or programs. Also, the committee reviews and approves all annual salary and other compensation arrangements and components for the senior executives of the Partnership. Further, each year the compensation committee reviews and makes a recommendation to the board of directors for its approval the compensation of all directors. The committee has the authority to retain any compensation consultant to assist it in the evaluation of director and senior executive compensation.

Audit Committee

The board of directors of our general partner has an audit committee comprised of three directors, Messrs. James S. Carter, Robert E. Funk and Michael L. Smith, each of whom the board of directors of our general partner have determined meet the independence and experience standards established by NASDAQ and the SEC. In addition, the board of directors of our general partner has determined that a Mr. Smith is an “audit committee financial expert” (as defined by the SEC). Mr. Smith serves as the chairman of the audit committee.

The board of directors has adopted a written charter for the audit committee. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approves all auditing services and related fees and the terms thereof and pre-approves any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees.

Available on our website at www.calumetspecialty.com are copies of our board of directors committee charters and Code of Business Conduct and Ethics, all of which also will be provided to unitholders without charge upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway E. Drive, Suite 200, Indianapolis, IN 46214.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires directors and officers of our general partner and persons who beneficially own more than ten percent of our common units to file with the SEC and NASDAQ initial reports of ownership and reports of changes in ownership of such securities. SEC regulations require officers and directors of our general partner and greater than ten percent beneficial owners to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of those forms furnished to the Partnership and written representations from the applicable officers and directors, the Partnership believes its officers and directors complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2006 with the exception of the following: (1) late filings on Form 4 relating to single transactions for each of Fred M. Fehsenfeld, Jr., William S. Fehsenfeld, Nicholas J. Rutigliano, James S. Carter, Robert E. Funk and Michael L. Smith, all directors of our general partner, were filed on November 30, 2006; (2) late filings on Form 4 relating to single transactions for each of Fred M. Fehsenfeld, Jr., William S. Fehsenfeld and Nicholas J. Rutigliano were filed on February 3, 2006; (3) one late filing on Form 4 relating to five transactions for Fred M. Fehsenfeld, Jr. was filed on February 23, 2007; (4) one late filing on Form 5 relating to a single transaction for Allan A. Moyes, III was filed on February 23, 2007; (5) one late filing on Form 5 relating to two transactions for William S. Fehsenfeld was filed on February 23, 2007; (6) one late filing on Form 4 relating to a single transaction for James S. Carter was filed on February 23, 2007; (7) one late filing on Form 4 relating to a single transaction for William S. Fehsenfeld was filed on February 23, 2007; and (8) one late filing on Form 5 relating to a single transaction for James S. Carter was filed on February 23, 2007.

Item 11.	Executive and Director Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the board of directors of our general partner oversees our compensation programs. Our general partner maintains compensation and benefits programs designed to allow us to attract, motivate and retain the best possible employees to manage the Partnership, including executive compensation programs designed to reward the achievement of both short-term and long-term goals necessary to promote growth and generate positive unitholder returns. Our general partner’s executive compensation programs are based on a pay-for-performance philosophy, including measurement of the Partnership’s performance against a specified financial target, namely distributable cash flow. The Partnership’s executive compensation programs include both long-term and short-term compensation elements which together constitute a total compensation package intended to be competitive with similar companies. Although short-term compensation elements represent the majority of total compensation which can be earned and paid to our executives, the long-term elements as described in “Elements of Executive Compensation — Long-Term, Unit-Based Awards” for which the compensation committee and board of directors have approved for implementation beginning with the 2007 fiscal year will represent a significant portion of total compensation on a prospective basis to provide a meaningful incentive for the executives to achieve goals and objectives focused on long-term unitholder returns.

Under their collective authority, the compensation committee and the board of directors maintain the right to develop and modify compensation programs and policies as they deem appropriate. Factors they may consider in making decisions to materially increase or decrease compensation include overall Partnership financial performance, growth of the Partnership over time, changes in complexity of the Partnership as well as individual executive job scope and complexity, and individual executive job performance. In determining any forms of compensation other than the base salary for the senior executives, or in the case of the chief executive officer the recommendation to the board of directors of the forms of compensation for the chief executive officer, the compensation committee considers the Partnership’s financial performance and relative unitholder return, the value of similar incentive awards to senior executives at comparable companies and the awards given to senior executives in past years.

Financial Performance Metric Used in Compensation Programs

The primary measurement of performance taken into account in setting policies and making compensation decisions is the Partnership’s distributable cash flow, as we believe this represents the most objective measurement of the Partnership’s ability to generate cash flows to make distributions to our unitholders. Both short-term and long-term forms of executive compensation are specifically structured on the Partnership’s achievement relative to annual distributable cash flow goals, and as such determination of related awards, as well as their grant or payment, occurs subsequent to the end of each fiscal year upon final determination of distributable cash flow. We believe that including this financial objective as the primary performance measurement to determine compensation awards for all of our executive officers recognizes the integrated and collaborative effort required by the full executive team to maximize performance. Distributable cash flow is a non-GAAP measure that we define, consistent with our credit agreements, as our Adjusted EBITDA less maintenance capital expenditures, cash interest expense and income tax expense. Adjusted EBITDA, for any period, equals: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for derivative activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring; decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for derivative activities; and (d) other non-cash recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.

Peer Group and Compensation Targets

The Compensation Committee selected a compensation peer group of companies consisting of eight publicly-traded, partnerships (the “Peer Group”). The Peer Group is used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to ours and with similar market capitalizations and EBITDA (a non-GAAP measurement). The members of the Peer Group included Atlas Pipeline Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., Genesis Energy, L.P., Inergy, L.P., Magellan Midstream Partners, L.P., Markwest Energy Partners, L.P. and Suburban Propane Partners, L.P.

The compensation committee requested that certain executive officers complete an analysis and review of the Peer Groups’ executive compensation, as reported in their public filings. With these results, the compensation committee has benchmarked total compensation, including Calumet’s individual elements of executive compensation, with the objective of targeting the middle range of total compensation for the Peer Group.

Review of Named Executive Officer Performance

The compensation committee reviews, on an annual basis, each compensation element of a named executive officer. In each case, the compensation committee takes into account the scope of responsibilities and experience and balances these against competitive salary levels. The compensation committee has the opportunity to meet with the named executive officers at various times during the year, which allows the compensation Committee to form its own assessment of each individual’s performance. The compensation committee additionally enlists the assistance of our general partner’s executive vice president to provide direct input to the compensation committee regarding performance appraisals of the other named executive officers to assist the committee in its compensation decisions.

Objectives of Compensation Programs

The Partnership’s executive compensation programs are designed with the following primary objectives:

•	Reward strong individual performance that drives positive Partnership financial results.

•	Make incentive compensation a significant portion of an executive’s total compensation, designed to balance short-term and long-term performance.

•	Align the interests of our executives with those of our unitholders.

•	Attract, develop and retain executives with a compensation structure which is competitive with other publicly-traded partnerships of similar size.

Elements of Executive Compensation

The Compensation Committee believes the total compensation and benefits program for the Partnership’s named executive officers should consist of the following:

•	base salary;

•	annual incentive plan;

•	long-term incentive compensation;

•	retirement, health and welfare benefits; and

•	perquisites.

These elements are designed to constitute an integrated executive compensation structure meant to incentivize a high level of individual executive officer performance in line with Partnership financial and operating goals.

Base Salary

Salaries provide executives with a base level of monthly income. The salary program assists us in achieving our objective of attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, the base salary levels for our named executive officers are determined on an annual basis by the compensation committee of the board of directors. This determination is based on the following factors:

•	an assessment of the individual executive’s sustained performance against his or her individual job responsibilities;

•	the impact of such performance on the business results of Calumet;

•	general cost of living increases;

•	current salary relative to that of other Calumet executives; and

•	a review by the compensation committee of the range of executive salaries disclosed in public filings for other publicly traded partnerships of similar size in the energy industry.

The compensation committee, in its discretion, may make base salary adjustments at an interim date during the fiscal year for executives deemed warranted due to changes in job complexity or through comparison of executive compensation levels of publicly-traded partnerships similar in size to us. During 2006, the compensation committee approved an interim increase in base salaries for three of our named executive officers as detailed in the Summary Compensation Table. Additionally, the compensation committee approved increased salaries for all of the named executive officers for 2007. The compensation committee determined that such interim base salary increases for the named executive officers were appropriate as a result of its review of comparative executive compensation levels and increases in job complexity as a result of becoming a publicly-traded partnership in January 2006. The increases in base salaries for 2007 represented further adjustments determined to be warranted in comparison to base salaries for executives at other publicly-traded partnerships of similar size and for general cost of living increases.

Per the terms of the compensation committee’s charter, the recommendation of the base salary level for F. William Grube, CEO and President, must be approved by the full board of directors. In addition, the base salary for Mr. Grube was initially established, and is governed on a continuing basis, by the terms of his employment agreement, including a provision that the amount of his annual salary increase at a minimum must be equal to the average of the percentage increases of all salaried employees of Calumet’s general partner. Please read “Grube Employment Agreement” for additional terms of Mr. Grube’s employment agreement.

Short-Term Cash Awards

Short-term cash awards are designed to aid Calumet in retaining and motivating executives and to assist the Partnership in meeting its financial performance objectives on an annual basis. Short-term cash awards are granted to named executive officers and certain other management employees based on Calumet’s achievement of performance targets on its distributable cash flow, thereby establishing a direct link between executive compensation and Partnership financial performance.

Short-term cash awards currently consist of cash incentive payments awarded to executives to reward their contributions to Calumet’s financial performance during the past year. These cash incentive payments are made pursuant to the Cash Incentive Compensation Plan (the “Cash Incentive Plan”) which was approved by the board of directors during 2006 upon the recommendation of the compensation committee. The compensation committee approved awards under the Cash Incentive Plan beginning with the 2006 fiscal year. The purpose of the Cash Incentive Plan is to aid the Partnership in retaining and motivating executives and to assist the Partnership in meeting its financial performance objectives. Cash bonuses are paid to executives and certain other management employees based on Calumet’s achievement of specified distributable cash flow performance targets, thereby establishing a direct link between a portion of the named executive officers’ pay and a significant element of the Partnership’s financial performance.

Annual distributable cash flow goals are recommended by the compensation committee to the board of directors and are based upon the annual Partnership forecast of financial performance for the coming fiscal year, which goals are reviewed and approved by the board of directors. Three increasing distributable cash flow goals are established to calculate awards under the Cash Incentive Plan: minimum, target and stretch. Under the Cash Incentive Plan, if the Partnership’s actual performance meets at least the minimum distributable cash flow goal for the fiscal year, executives and certain other management employees may receive incentive bonuses ranging from 15% to 50% of base salary, depending on the employee’s position with the general partner. If financial performance exceeds the minimum distributable cash flow goal, the cash bonus paid as a percentage of base salary may be larger, ultimately reaching an upper range of 60% to 200% of base salary, if distributable cash flow for the fiscal year reaches the stretch goal. Cash bonuses are prorated if actual performance falls between the defined minimum and stretch cash flow goals. If distributable cash flow falls below the minimum goal, no bonuses are paid under the Cash Incentive Plan. In establishing the relative percentage levels of potential awards, the compensation committee considered the peer group compensation data described in “Peer Group and Compensation Targets,” to determine the relative ranges of such awards and to ensure comparability with the peer group when this compensation component was included as part of total compensation for each named executive officer. The following table summarizes the levels of awards available to participants in the Cash Incentive Plan:

	Cash Incentive Award Calculated as a
	Percentage of Base Salary
Incentive Level (a)	Minimum	Target	Stretch

1	50%	100%	200%
2	50%	100%	150%
3	20%	40%	80%
4	15%	30%	60%

(a)	Mr. Grube, our chief executive officer and president, and Mr. Moyes, our executive vice president, are the only employees who participate in the Cash Incentive Plan at Incentive Level 1. The other named executive officers (Mr. Murray, Mr. Anderson and Mr. Mills), along with certain other officers, participate in the Cash Incentive Plan at Incentive Level 2.

For 2006 awards, the target distributable cash flow goal was established at a level that the board of directors believe reflected the reasonable expectations management had for the financial performance of the Partnership during the fiscal year. The stretch cash flow target was deemed to be possible to attain with high levels of performance, but not probable to attain based on the reasonable expectations management had for the financial performance of the Partnership. For 2006, the Partnership’s achievement of distributable cash flow goals exceeded expectations, resulting in overall cash incentives near the upper range of percentages of base salaries as described above. Under the Cash Incentive Plan, the maximum award to any named executive officer related to fiscal year 2006 was $798,000.

Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2007 fiscal year based on budgets prepared by management, with the cash incentive structure remaining unchanged from the 2006 fiscal year, including the above likelihoods of performance levels and incentive levels for the named executive officers. Under the Cash Incentive Plan, the maximum award to any named executive officer related to fiscal year 2007 will be $822,000.

Per the terms of his employment agreement as described in the section entitled “Employment Agreement,” Mr. Grube is entitled to receive a payout of at least 150% of the amount of any cash payout or distribution that may be made to any other executive officer under the terms of any incentive compensation plans.

Long-Term, Unit-Based Awards

Long-term unit based awards will aid Calumet in retaining and motivating executives and to assist the Partnership in meeting its financial performance objectives. Equity awards will be granted to named executive officers and certain other management employees based on Calumet’s achievement of performance targets on its distributable cash flow, thereby establishing a direct link between executive compensation and Partnership financial performance. In addition, the equity component of executive compensation will, when coupled with an extended ratable vesting periods and as compared to cash awards, further align the interests of executives with the Partnership’s unitholders in the longer-term and will reinforce unit ownership levels among executives.

Long-term unit-based awards consist of phantom units, restricted units, unit options, substitution awards, and distribution equivalent rights. These awards may be granted to employees, consultants and directors of our general partner under the provisions of the Long-Term Incentive Plan (the “Plan”) adopted on January 24, 2006 and administered by the compensation committee. No long-term unit-based awards were granted to executives under the Plan related to fiscal year 2006. Following is a summary of the major terms and provisions of the Plan:

General.  The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan, an aggregate of 7,296 of which have already been awarded to the non-employee directors of our general partner. Units withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards.

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

If a grantee’s employment, consulting or membership on the board terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the grant agreement or the compensation committee provides otherwise. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person, or any combination of the foregoing. Our general partner is entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

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

Termination of Plan.  Our general partner’s board of directors, in its discretion, may terminate the Plan at any time with respect to the common units for which a grant has not theretofore been made. The Plan will automatically terminate on the earlier of the 10th anniversary of the date it was initially approved by the board of directors of our general partner or when common units are no longer available for delivery pursuant to awards under the Plan. Our general partner’s board of directors will also have the right to alter or amend the Plan or any part of it from time to time and the compensation committee may amend any award; provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant. Subject to unitholder approval, if required by the rules of the principal national securities exchange upon which the common units are traded, the board of directors of our general partner may increase the number of common units that may be delivered with respect to awards under the Plan.

Upon the recommendation of the compensation committee and under the provisions of the Plan, the board of directors has approved a program for the 2007 fiscal year for the potential grant of phantom units to named executive officers and certain other management employees in order to add a long-term, equity-based incentive to the executive compensation program. Pursuant to the program, there will be two potential levels of phantom unit grants based upon the Partnership’s achievement of specified distributable cash flow goals, which are the target and stretch distributable cash flow goals utilized for the incentive cash bonuses described above in “Short-Term Cash Awards.” No phantom units will be granted under the program unless the Partnership achieves at least the target distributable cash flow goal, and no proration of awards will occur for performance which falls between the two distributable cash flow goal levels. Each named executive officer’s or other management employee’s potential award is determined by his or her position with the general partner. Potential awards range from 1,000 to 6,000 phantom units for achievement of the target distributable cash flow goal to 1,500 to 9,000 phantom units for achievement of the stretch distributable cash flow goal. These phantom units, if awarded, will generally vest ratably — 25% upon grant and 25% on each successive December 31 thereafter (at which vesting date the grantee will be entitled to receive, at the election of the general partner, either one common unit for each such vested phantom unit or the fair market value of such a common unit). These phantom units will also carry tandem distribution equivalent rights whereby distributions will be paid during the vesting period on all granted units, including those which have not yet vested. Such grants will also include automatic full vesting upon the occurrence of certain events including, but not limited to, change of control of the Partnership, death, disability and normal retirement. In establishing the relative levels of potential awards, the compensation committee considered the peer group compensation data described in “Peer Group and Compensation Targets,” to determine the relative ranges of such awards and to ensure comparability with the peer group when this compensation component was included as part of total compensation for each named executive officer. The following table summarizes the levels of phantom unit awards available to participants in this equity award program related to fiscal year 2007:

	Number of Phantom Units Awarded
Incentive Level (a)	Target	Stretch

1	6,000	9,000
2	4,000	6,000
3	3,000	4,500
4	2,000	3,000
5	1,000	1,500

(a)	Mr. Grube is the only employee and named executive officer who is eligible for an equity award under Incentive Level 1. Mr. Moyes is the only employee and named executive officer who is eligible for an equity award under Incentive Level 2. The other named executive officers (Mr. Murray, Mr. Anderson and Mr. Mills), along with certain other officers, participate in the program at Incentive Level 3.

Retirement, Health and Welfare Benefits

We offer a variety of health and welfare benefits to all eligible employees of our general partner. The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of the employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, life insurance and accidental death and dismemberment. In addition, certain employees are eligible for long-term disability coverage. Coverage under long-term disability offers benefits specific to the named executive officers. We provide the named executive officers with a compensation allowance which is grossed up for the payment of taxes to allow them to purchase long-term disability coverage on an after-tax basis at no net cost to them. As structured, these long-term disability benefits will pay 60% of monthly earnings, as defined by the policy, up to a maximum of $6,000 per month during a period of continuing disability up to normal retirement age, as defined by the policy. Named executive officers are also eligible to obtain executive physical examinations which are paid for by the Partnership.

Named executive officers participate in the same retirement savings plan as other eligible employees. This plan is a qualified defined contribution plan (401(k) plan) and is designed to provide an appropriate level of replacement income upon retirement. The Partnership matches 100% of each 1% of eligible compensation contribution by the participant up to 3% of eligible compensation contributions and 50% of each additional 1% of eligible compensation contribution up to 5%, for a maximum contribution by the Partnership of 4% of eligible compensation contributions per participant. The retirement savings plan also includes a discretionary profit-sharing component. Determination of annual contributions are made by the compensation committee based on overall profitability of the Partnership. The compensation committee approved a discretionary profit sharing contribution to the 401(k) plan for all eligible participants equivalent to 3.0% of their eligible compensation for the 2006 fiscal year. The value of Partnership contributions to the retirement savings plan for named executive officers is included in the Summary Compensation Table.

Perquisites

All named executive officers are provided with the following benefits as a supplement to their other compensation:

•	Life Insurance & Accidental Death & Dismemberment Coverage: We pay 100% of the premium for both term life insurance and accidental death and dismemberment coverage. Life insurance coverage is equal to one times the named executive officer’s base salary. Accidental death and dismemberment coverage is equal to one times the named executive officer’s base salary. These benefits are the same as those offered to all eligible employees.

•	Use of Company Vehicle: We provide each named executive officer with a company vehicle that may be used for personal use as well as business use. Personal use of a company vehicle is treated as taxable compensation to the named executive.

•	Executive Physical Program: We pay for a complete and professional personal physical exam for each named executive officer appropriate for his age, generally on an annual basis.

In addition, we pay club membership fees for certain named executive officers. Although such club memberships may be used for personal purposes in addition to business entertainment purposes, each named executive officer having such a membership is responsible for the reimbursement of the partnership or direct payment for any incremental costs above the base membership fees associated with his personal use of such membership.

The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate.

Tax Implications of Executive Compensation

Because Calumet is not an entity taxable as a corporation, many of the tax issues associated with executive compensation that face publicly traded corporations do not directly affect the Partnership. However, on October 22, 2004, the American Jobs Creation Act of 2004 (H.R. 4520) (the “AJCA”) was signed into law by the President. The AJCA added new Section 409A to the Internal Revenue Code (“Section 409A”) which significantly alters the rules relating to the taxation of deferred compensation. Section 409A broadly applies to deferred compensation and potentially results in additional tax to participants. The Department of Treasury and IRS have issued guidance and proposed regulations under Section 409A, however further guidance is anticipated. Based on current guidance, the award of options to employees, consultants and directors of certain of our affiliates may be very limited in order to meet the requirements of Section 409A. However, we expect that we will be able to structure awards under the Plan in a manner that complies with Section 409A. Because we expect additional guidance to be issued under Section 409A, we may be required to alter certain provisions of the Plan and future awards.

Compensation costs, as calculated under SFAS 123(R), associated with the vesting of phantom units is a deductible expense for tax purposes.

Executive Ownership of Units

While we have not adopted any security ownership requirements or policies for our executives, our executive compensation programs foster the enhancement of executives’ equity ownership through our plans to offer, beginning with fiscal year 2007, long-term, unit based awards pursuant to Calumet’s Long-Term Incentive Plan. Further, in 2006 several executives purchased a significant number of our common units as participants in our directed unit program in conjunction with our initial public offering. For a listing of security ownership by our named executive officers, refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

The board of directors has adopted the Insider Trading Policy of Calumet GP, LLC and Calumet Specialty Products Partners, L.P. (the “Insider Trading Policy”) which provides guidelines to employees, officers and directors with respect to transactions in the Partnership’s securities. Pursuant to Calumet’s Insider Trading Policy, all executive officers and directors must confer with the Chief Financial Officer before effecting any put or call options for the Partnership’s securities. Further, the Insider Trading Policy states that the Partnership strongly discourages all such transactions by officers, directors and all other employees and consultants. The Insider Trading Policy is available on our website at www.calumetspecialty.com or a copy will be provided at no cost to unitholders upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway E. Drive, Suite 200, Indianapolis, IN 46214.

Employment Agreement

Upon consummation of the initial public offering on January 31, 2006, F. William Grube entered into an employment agreement with our general partner. Pursuant to the employment agreement, Mr. Grube serves as chief executive officer and president of our general partner as well as a member of the board of directors of our general partner. The employment agreement provides that Mr. Grube will have powers and duties and responsibilities that are customary to this position and that are assigned to him by the board of directors of our general partner in connection with his general management and supervision of the operations of our general partner.

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

Mr. Grube’s employment agreement may be terminated at any time by either party with proper notice. If Mr. Grube’s employment is terminated without cause, as defined in the agreement, or by Mr. Grube for good reason, as defined in the agreement, then our general partner will be required to pay Mr. Grube a lump sum equal to three times his then current base salary as well as a lump sum cash payment for amounts accrued under our various incentive and benefit plans. In addition, all of Mr. Grube’s equity based awards, if any, would vest in full in the event of such a termination. For further description of our obligations upon termination of Mr. Grube’s employment, please read “Potential Payments Upon Termination — Employment Agreement with F. William Grube.” The general partner of the Partnership deems that such particular events triggering the payments previously described are customary for an executive of Mr. Grube’s position and value to the Partnership.

Summary Compensation Table

The following table sets forth certain compensation information of our executive officers for the year ended December 31, 2006:

	Summary Compensation Table
			Non-Equity Incentive	All Other
Name and Principal Position	Year	Salary(1)	Plan Compensation(2)	Compensation(3)	Total

F. William Grube	2006	$332,800	$654,263	$31,138	$1,018,201
Chief Executive Officer and President
R. Patrick Murray, II	2006	152,500	224,379	30,464	407,343
Vice President and Chief Financial Officer
Allan A. Moyes, III	2006	251,592	436,175	32,184	719,951
Executive Vice President
William A. Anderson	2006	163,917	230,979	35,106	430,002
Vice President — Sales and Marketing
Robert M. Mills	2006	141,032	186,103	31,605	358,740
Vice President — Crude Oil Supply

(1)	Effective August 1, 2006, the compensation committee approved an increase in Mr. Moyes’ base salary from $241,300 to $266,000. Effective January 1, 2007, Mr. Moyes’ base salary for fiscal year 2007 is $274,000.

Effective August 1, 2006, the compensation committee approved an increase in Mr. Anderson’s base salary from $156,000 to $175,000. Effective January 1, 2007, Mr. Anderson’s base salary for fiscal year 2007 is $182,000.

Effective August 1, 2006, the compensation committee approved an increase in Mr. Murray’s base salary from $140,000 to $170,000. Effective January 1, 2007, Mr. Murray’s base salary for fiscal year 2007 is $180,000.

Please refer to “Compensation Discussion and Analysis — Elements of Executive Compensation — Base Salary” for a discussion of interim adjustments to base salary for our executives.

(2)	Represents amounts earned for the 2006 fiscal year under the Partnership’s Cash Incentive Compensation Plan. Please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards.”

(3)	This column shows the cost to the Partnership of contributions made to Calumet’s defined contribution retirement savings plan (401(k) plan) for company matching contributions and annual discretionary profit sharing contributions for the named executives, life insurance premiums, compensation amounts which have been grossed up for taxes to allow named executive officers to purchase long-term disability coverage on an after-tax basis at no net cost to them, club memberships, spousal travel and executive physical examinations. Also included are the allocations for personal usage of Partnership-owned vehicles for the named executive officers.

Contributions made by the Partnership to the 401(k) plan for the named executives, including company matching contributions to be made related to the earned non-equity incentive awards are as follows:

• Mr. Grube :	$23,115
• Mr. Murray :	$23,500
• Mr. Moyes :	$23,030
• Mr. Anderson :	$21,498
• Mr. Mills :	$22,851

Each named executive officer received company matching contributions equivalent to the full 4% of eligible compensation per the provisions of the 401(k) plan, with the exception of Mr. Grube, whose company matching contributions were 3% of eligible compensation per the provisions of the 401(k) plan.

Based on the overall financial results of the Partnership for the 2006 fiscal year, the compensation committee approved a discretionary profit sharing contribution to the 401(k) plan for all eligible employees equivalent to 3.0% of their eligible compensation for the 2006 fiscal year. Accordingly, other than F. William Grube, who received a total company contribution of 6% of his total eligible compensation, each named executive officer received a total company contribution of 7% of his total eligible compensation.

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards to our executive officers for the year ended December 31, 2006:

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum

F. William Grube	$166,400	$332,800	$665,600
R. Patrick Murray, II	$85,000	$170,000	$255,000
Allan A. Moyes III	$133,000	$266,000	$532,000
William A. Anderson	$87,500	$175,000	$262,500
Robert M. Mills	$70,500	$141,000	$211,500

The above table shows the ranges of cash incentive awards granted to executives under Calumet’s Cash Incentive Compensation Plan related to fiscal year 2006. For a description of this plan and available awards, please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards.” Awards earned under this plan are generally paid in the first quarter of the following fiscal year after finalizing the calculation of the Partnership’s performance relative to distributable cash flow targets.

For fiscal year 2006 based on the Partnership’s distributable cash flow, executives earned awards which were prorated between the target and maximum levels. Specific awards under the plan were as follows:

• Mr. Grube :	$655,263
• Mr. Murray :	$224,379
• Mr. Moyes :	$436,175
• Mr. Anderson :	$230,979
• Mr. Mills :	$186,103

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to the named executive officers as of December 31, 2006.

Options Exercises and Stock Vested

There were no options exercised or equity awards that vested during the year ended December 31, 2006.

Pension Benefits

There are no Partnership plans that provide for payments or other benefits at, following, or in connection with the retirement of any of our named executive officers.

Nonqualified Deferred Compensation

There are no Partnership plans that provide for deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination

Employment Agreement with F. William Grube

We have an employment agreement with F. William Grube, our chief executive officer and president, dated as of January 31, 2006 (the “Effective Date”). The term of the employment agreement is five years and expires on January 31, 2011 (the “Employment Period”), with automatic extensions of an additional twelve months added to the Employment Period beginning on the third anniversary of the Effective Date, and on every anniversary of the Effective Date thereafter, unless either party notifies the other of non-extension at least ninety days prior to any such anniversary date.

For the term of the employment agreement and for the one-year period following the termination of employment, Mr. Grube is prohibited from engaging in competition (as defined in the employment agreement) with us and soliciting our customers and employees.

Termination of Employment Due to Death or Disability

Upon the termination of Mr. Grube’s employment due to his disability or death:

a. We will pay him or his beneficiary a lump sum equal to his earned annual base salary through the date of termination to the extent not theretofore paid;

b. We will pay him or his beneficiary a lump sum equal to any compensation incentive awards payable in cash with respect to fiscal years ended prior to the year that includes the date of termination to the extent not theretofore paid;

c. We will pay him or his beneficiary a lump sum cash payment with respect to his participation in any plans, programs, contracts or other arrangements that may result in a cash payment for the fiscal year that includes the date of termination on a prorated basis considering the date of termination relative to the full fiscal year; and

d. Any equity awards held by Mr. Grube shall immediately vest and become fully exercisable or payable, as the case may be.

For this purpose, Mr. Grube will be deemed to have a “disability” if he is unable to perform his duties under the employment agreement by reason of mental or physical incapacity for 90 consecutive calendar days during the Employment Period, provided that we will not have the right to terminate his employment for disability if in the written opinion of a qualified physician reasonably acceptable to us is delivered to the us within 30 days of our delivery to Mr. Grube of a notice of termination (as defined in the employment agreement) that it is reasonably likely that Mr. Grube will be able to resume his duties on a regular basis within 90 days of the notice of termination and Mr. Grube does resume such duties within such time.

If Mr. Grube’s employment were to have been terminated on December 31, 2006, due to death or disability (as defined in the employment agreement), we estimate that the value of the payments and benefits described in clauses (a), (b), (c) and (d) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $655,263; and (d) $0, with an aggregate value of $655,263.

Termination of Employment by Mr. Grube for Good Reason or by Us Without Cause

Upon the termination of Mr. Grube’s employment by him for good reason or by us without cause:

a. We will pay him a lump sum cash payment in an amount equal to three times his annual base salary then in effect;

b. We will pay him a lump sum equal to his earned annual base salary through the date of termination to the extent not theretofore paid;

c. We will pay him a lump sum equal to any compensation incentive awards payable in cash with respect to fiscal years ended prior to the year that includes the date of termination to the extent not theretofore paid;

d. We will pay him a lump sum cash payment with respect to his participation in any plans, programs, contracts or other arrangements that may result in a cash payment for the fiscal year that includes the date of termination on a prorated basis considering the date of termination relative to the full fiscal year;

e. All equity-based awards (including phantom awards) held by Mr. Grube shall immediately vest in full (at their target levels, if applicable) and become fully exercisable or payable, as the case may be.

“Good reason” as defined in the employment agreement includes: (i) any material breach by us of the employment agreement; (ii) any requirement by us that Mr. Grube relocate outside of the metropolitan Indianapolis, Indiana area; (iii) failure of any successor to us to assume the employment agreement not later than the date as of which it acquires substantially all of the equity, assets or business of us; (iv) any material reduction in Mr. Grube’s title, authority, responsibilities, or duties (including a change that causes him to cease being a member of the board of directors or reporting directly and solely to the board of directors); or (v) the assignment of Mr. Grube any duties materially inconsistent with his duties as the chief executive officer of the Partnership.

“Cause” as defined in the employment agreement includes: (i) Mr. Grube’s willful and continuing failure (excluding as a result of his mental or physical incapacity) to perform his duties and responsibilities with us; (ii) Mr. Grube’s having committed any act of material dishonesty against us or any of its affiliates as defined in the employment agreement; (iii) Mr. Grube’s willful and continuing breach of the employment agreement; (iv) Mr. Grube’s having been convicted of, or having entered a plea of nolo contendre to any felony; or (v) Mr. Grube’s having been the subject of any final and non-appealable order, judicial or administrative, obtained or issued by the Securities and Exchange Commission, for any securities violation involving fraud.

If Mr. Grube’s employment were to have been terminated by him for good reason or by us without cause on December 31, 2006, we estimate that the value of the payments and benefits described in clauses (a), (b), (c), (d) and (e) above he would have been eligible to receive is as follows: (a) $998,400; (b) $0; (c) $0; (d) $655,264; and (e) $0, with an aggregate value of $1,652,663.

Termination of Employment by Mr. Grube Without Good Reason or by Us for Cause

Upon the termination of employment by Mr. Grube without good reason or by us with cause:

a. We will pay him a lump sum equal to his earned annual base salary through the date of termination to the extent not theretofore paid;

b. We will pay him a lump sum equal to any compensation incentive awards payable in cash with respect to fiscal years ended prior to the year that includes the date of termination to the extent not theretofore paid; and

c. We will pay him a lump sum cash payment with respect to his participation in any plans, programs, contracts or other arrangements that may result in a cash payment for the fiscal year that includes the date of termination on a prorated basis considering the date of termination relative to the full fiscal year.

If Mr. Grube’s employment were to have terminated by him without good reason or by us for cause on December 31, 2006, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $654,263, with an aggregate value of $654,263.

Compensation of Directors

Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a Officers or employees of our general partner who also serve as directors do not receive any additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and committee meetings. The primary fees paid to non-employee directors for their attendance and participation in board meetings are as follows:

•	Annual fees of $30,000, payable in quarterly installments;

•	The annual award of restricted or phantom units in an amount equivalent to approximately $40,000 with a four-year vesting period;

•	Annual fees of $8,000 to the audit committee chairperson, payable in quarterly installments;

•	Annual fees of $4,000 to each audit committee member, payable in quarterly installments;

•	Annual fees of $5,000 to all other committee chairpersons, payable in quarterly installments;

•	Annual fees of $2,500 to all other committee members, payable in quarterly installments.

In addition, each non-employee director will be reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2006:

	Director Compensation Table
		Fees Earned or
Name	Year	Paid in Cash(1)	Unit Awards(2)	Total

Fred M. Fehsenfeld, Jr.	2006	$26,250	$10,224	$36,474
James S. Carter	2006	29,250	10,224	39,474
William S. Fehsenfeld	2006	22,500	10,224	32,724
Robert E. Funk	2006	27,375	10,224	37,599
Nicholas J. Rutigliano	2006	15,000	10,224	25,224
Michael L. Smith	2006	28,500	10,224	38,724

(1)	Represents fees earned and paid related to the first, second and third quarters of fiscal year 2006 subsequent to our initial public offering which closed on January 31, 2006. Fees related to the fourth quarter of fiscal year 2006 will be deemed earned during the quarterly board meeting occurring subsequent to December 31, 2006.

For Mr. F. Fehsenfeld, Jr., Mr. W. Fehsenfeld and Mr. Rutigliano, amounts exclude any fees or contributions derived from certain administrative services received by Calumet from The Heritage Group and self insurance programs in which Calumet participates with The Heritage Group and certain of its affiliates, as further described in Item 13 “Certain Relationships and Related Party Transactions — Administrative and Other Services.” Mr. F. Fehsenfeld, Jr. serves as the managing trustee of The Heritage Group. Both Mr. W. Fehsenfeld and Mr. Rutigliano serve as trustees of The Heritage Group. Both The Heritage Group and Mr. F. Fehsenfeld, Jr. family trusts are members of our general partner.

For Mr. Rutigliano, amount excludes any insurance brokerage fees derived from Calumet’s placement of certain insurance coverage underwriting through Mr. Rutigliano’s commercial insurance brokerage firm, Tobias Insurance Group, Inc., as further described in Item 13 “Certain Relationships and Related Party Transactions — Transactions with Director.”

(2)	On November 17, 2006, each non-employee director was granted 1,216 phantom units with a fair value of $40,894 on the date of grant for the year ended December 31, 2006 under the terms of Calumet’s Long-Term Incentive Plan as part of his director compensation package. With respect to this award, 25% of the phantom units vested on December 31, 2006, entitling the director to common units, with an additional 25% vesting on December 31 of each of the three successive years. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) $10,224 of compensation cost for each non-employee director was recognized by the Partnership in 2006 related to the vesting of 25% of the granted phantom units, or 304 common units, on December 31, 2006. As of December 31, 2006, each non-employee director had 912 unvested phantom units outstanding with a market value of $36,516. An aggregate of 5,472 phantom units with a market value of $219,099 were outstanding as of December 31, 2006.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are F. William Grube and Fred M. Fehsenfeld, Jr. Mr. Grube is our chief executive officer and president. Mr. Fehsenfeld, Jr. is the chairman of the board of directors of our general partner. Please read Item 13 “Certain Relationships and Related Party Transactions — Administrative and Other Services and — Crude Oil Purchases” for descriptions of our transactions in fiscal 2006 with certain entities related to Messrs. Grube and Fehsenfeld, Jr. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.

Report of the Compensation Committee for the Year Ended December 31, 2006

The compensation committee of our general partner has reviewed and discussed our Compensation Discussion and Analysis with management. Based upon such review, the related discussion with management and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that our Compensation Discussion and Analysis be included in the Partnership’s Annual Report on Form 10-K.

Members of the Compensation Committee:
Fred M. Fehsenfeld, Jr., Chairman
F. William Grube

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units as of February 16, 2007 held by:

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address for the beneficial owners listed below, other than The Heritage Group, Kayne Anderson Capital Advisors, L.P. Goldman, Sachs & Co., William, Jones & Associates, LLC and Osterweis Capital Management, Inc., is 2780 Waterfront Pkwy E. Drive, Suite 200, Indianapolis, Indiana 46214. The address for The Heritage Group is 5400 W. 86th St., Indianapolis, Indiana 46268-0123. The address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. The address for Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004. The address for Williams, Jones & Associates, LLC is 717 Fifth Avenue, New York, New York 10002. The address of Osterweis Capital Management, Inc. is One Maritime Plaza, Suite 800, San Francisco, California 94111.

				Percentage of
	Common	Percentage of	Subordinated	Subordinated	Percentage of
	Units	Common Units	Units	Units	Total Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned

The Heritage Group(1)	3,499,277	21.38%	7,936,370	60.74%	38.85%
Calumet, Incorporated(2)	591,886	3.62%	1,342,401	10.27%	6.57%
Goldman, Sachs & Co.(3)	1,606,345	9.82%	—	—%	5.46%
Williams, Jones & Associates, LLC(8)	1,500,540	9.17%	—	—%	5.10%
Kayne Anderson Capital Advisors, L.P.(4)	1,386,104	8.47%	—	—%	4.71%
Osterweis Capital Management, Inc.(9)	1,040,350	6.36%	—	—%	3.53%
Janet K. Grube(2)(5)	1,179,969	7.21%	2,676,173	20.48%	13.10%
F. William Grube(2)(5)	88,783	0.54%	201,360	1.54%	0.99%
Fred M. Fehsenfeld, Jr.(1)(2)(10)(11)	185,852	1.13%	393,323	3.01%	1.97%
Allan A. Moyes, III	14,124	*	—	—%	*
R. Patrick Murray, II	6,000	*	—	—%	*
Robert M. Mills	11,700	*	—	—%	*
William A. Anderson	6,000	*	—	—%	*
Jeffrey D. Smith	5,000	*	—	—%	*
James S. Carter	4,429	*	—	—%	*
William S. Fehsenfeld(1)(6)(11)	65,347	*	—	—%	*
Robert E. Funk	5,304	*	—	—%	*
Nicholas J. Rutigliano(1)(7)(11)	25,304	*	—	—%	*
Michael L. Smith	5,304	*	—	—%	*
All directors and executive officers as a group (12 persons)	423,147	2.57%	594,683	4.55%	3.46%

*	= less than 1 percent.

(1)	Thirty grantor trusts indirectly own all of the outstanding general partner interests in The Heritage Group, an Indiana general partnership. The direct or indirect beneficiaries of the grantor trusts are members of the Fehsenfeld family. Each of the grantor trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Nancy A. Smith, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr., Nicholas J. Rutigliano and William S. Fehsenfeld, who are directors of our general partner, disclaims beneficial ownership of all of the common and subordinated units owned by The Heritage Group, and none of these units are shown as being beneficially owned by such directors in the table above.

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

(3)	As noted in the Schedule 13G filed with the SEC on January 24, 2007. The filing person has indicated that it shares voting and dispositive power of certain of such units.

(4)	As noted in the Schedule 13G/A filed with the SEC on January 30, 2007. The filing person has indicated that it shares voting and dispositive power of certain of such units.

(5)	Janet K. Grube’s holdings include common and subordinated units that are owned by two grantor retained annuity trusts for which Janet K. Grube, the spouse of F. William Grube, serves as sole trustee. Janet K. Grube and her two children are the beneficiaries of such trusts. Janet K. Grube’s holdings also include common and subordinated units owned by Janet K. Grube personally. F. William Grube has no voting or investment power over these units and disclaims beneficial ownership of all such units, and none of these units are shown as being beneficially owned by F. William Grube in the table above.

(6)	Includes common units that are owned by the spouse and children of William S. Fehsenfeld for which he disclaims beneficial ownership.

(7)	Includes common units that are owned by the spouse of Nicholas J. Rutigliano for which he disclaims beneficial ownership.

(8)	As noted in the Schedule 13G/A filed with the SEC on February 14, 2007.

(9)	As noted in the Schedule 13G filed with the SEC on February 12, 2007.

(10)	Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(11)	Does not include a total of 572,154 common units and 1,297,650 subordinated units owned by two trusts, the direct or indirect beneficiaries of which are members of the Fred M. Fehsenfeld, Jr. family. Each of the trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Nancy A. Smith, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr., Nicholas J. Rutigliano and William S. Fehsenfeld, who are directors of our general partner, disclaims beneficial ownership of all of the common and subordinated units owned by the trusts, and none of these units are shown as being beneficially owned by such directors in the table above.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2006:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price	Equity Compensation
	Exercise of Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights(1)	and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	5,472	—	766,664

Total	5,472	$—	766,664

(1)	The Long-Term Incentive Plan contemplates the issuance or delivery of up to 783,960 common units to satisfy awards under the plan. The number of units presented in column (a) assumes that all outstanding grants will be satisfied by the issuance of new units or the purchase of existing units on the open market upon vesting. In fact, some portion of the phantom units may be settled in cash and some portion may be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under column (c). For more information on our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to Item 11 “Executive and Director Compensation — Compensation Discussion and (1) Analysis — Elements of Executive Compensation — Long-Term, Unit-Based Awards.”

Item 13.	Certain Relationships, Related Party Transactions and Director Independence

Distributions and Payments to Our General Partner and its Affiliates

Owners of our general partner and their affiliates own 6,511,115 common units and 13,066,000 subordinated units representing an aggregate 64.0% limited partner interest in us. In addition, our general partner own a 2% general partner interest in us and the incentive distribution rights. We will generally make cash distributions of 98% to the unitholders pro rata, including the affiliates of our general partner, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. Please refer to Item 5 “Market Information” for a summary of cash distribution levels of the Partnership during the year ended December 31, 2006.

Our general partner does not receive any management fee or other compensation for its management of our partnership. Our general partner and its affiliates are, however, reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner determine the expenses that are allocable to us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. The Heritage Group, one of the owners of our general partner, currently provides us with certain administrative services. For a description of these services, please read “Administrative and Other Services.”

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

Administrative and Other Services

The Heritage Group has historically provided us with certain management, administrative and accounting services for which it receives an annual fee. Payments for these services for 2006 were approximately $0.5 million.

We participate in a self-insurance program for medical benefits with The Heritage Group and certain of its affiliates. In connection with this program, we made contributions a voluntary employees’ benefit association in 2006 totaling approximately $3.1 million.

We participate in a self-insurance program for workers’ compensation with The Heritage Group and certain of its affiliates. In connection with this program, we made contributions to The Heritage Group in 2006 totaling approximately $0.2 million.

We participate in a self-insurance program for general liability and auto liability with The Heritage Group and certain of its affiliates. In connection with this program, we made contributions to The Heritage Group. in 2006 totaling approximately $0.7 million.

In 2007, we are planning a phase-out of our participation in each of the transactions with The Heritage Group and certain of its affiliates noted above in favor of standalone programs. We expect this phase-out to occur in stages over the course of the fiscal year.

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

Directed Unit Program

In connection with our initial public offering which closed on January 31, 2006, certain of our officers and directors, including Messrs. Moyes, Murray, Mills, Anderson, J. Smith, Carter, W. Fehsenfeld, Funk, Rutigliano and their affiliates each purchased common units with a combined value of approximately $1.8 million under our directed unit program. Please read the table listing all Beneficial Owners in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Insurance Brokerage

Nicholas J. Rutigliano, a member of the board of directors of our general partner, founded and is the president of Tobias Insurance Group, Inc., a commercial insurance brokerage business, that has historically placed a portion of our insurance underwriting requirements, including our general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability. The total premiums paid by us through Mr. Rutigliano’s firm for 2006 were approximately $1.6 million. We believe these premiums are comparable to the premiums we would pay for such insurance from a non-affiliated third party and we have assessed our other insurance brokerage options to confirm this belief. We anticipate that we will transition several of the aforementioned insurance underwriting requirements to a non-affiliated third party commercial insurance broker during the 2007 fiscal year.

Crude Oil Purchases

We have historically purchased a small percentage of our crude oil supplies from Legacy Resources Co., L.P., an exploration and production company owned in part by The Heritage Group and our chief executive officer and president, F. William Grube. The total purchases made by us from Legacy Resources in 2006 were approximately $1.2 million, which represented purchases based upon standard index-based, market rates. It is anticipated that we may continue to purchase crude oil from Legacy Resources at applicable market rates. We believe that the prices we pay Legacy Resources for crude oil are comparable to the prices we pay for crude oil from non-affiliated third parties.

Specialty Product Sales

During 2006, we made ordinary course sales of certain lubricating oil products to TruSouth Oil, LLC (“TruSouth”), a specialty petroleum packaging and distribution company owned in part by The Heritage Group, Calumet, Incorporated, Fred M. Fehsenfeld, Jr. (our chairman) as an individual, certain Fehsenfeld family trusts established where Mr. Fehsenfeld or his family members are the beneficiary, Janet K. Grube (the spouse of F. William Grube, our chief executive officer and president) individually, and certain Grube family trusts for which Janet K. Grube is sole trustee. The total sales made by us to TruSouth in 2006 were approximately $0.7 million. As of December 31, 2006 the balance due us from TruSouth related to these products sales was approximately $0.2 million. We anticipate that we may continue to sell products to TruSouth in the future. The product sales prices and credit terms offered to TruSouth are comparable to prices and terms offered to non-affiliated third party customers.

Procedures for Review and Approval of Related Person Transactions

Since our initial public offering on January 31, 2006, we have not encountered a significant number of related person transactions nor have we had formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, the related person transactions in which we engaged in fiscal 2006 were typically of a recurring, ordinary course nature and were previously made known to the board of directors of our general partner and for the most part pre-dated our initial public offering. Additionally, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement has since our inception set forth procedures that the board of directors of our general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disproval of such matters.

Effective February 9, 2007, to further formalize the process by which related person transactions are analyzed and approved or disproved, the board of directors of our general partner has adopted the Calumet Specialty Products Partners, L.P. Related Person Transaction Policy (the “Policy”) to be followed in connection with all related person transactions (as defined by the Policy) involving the Partnership and its subsidiaries. The Policy was adopted to provide guidelines and procedures for the application of the partnership agreement to related person transactions and to further supplement the conflicts resolutions policies already set forth therein.

The Policy defines a “related person transaction” to mean any transaction since the beginning of the Partnership’s last fiscal year (or any currently proposed transaction) in which: (i) the Partnership or any of its subsidiaries was or is to be a participant; (ii) the amount involved exceeds $120,000 (including any series of similar transactions exceeding such amount on an annual basis); and (iii) any related person (as defined in the Policy) has or will have a direct or indirect material interest. Under the terms of the policy, our general partner’s chief executive officer (“CEO”) has the authority to approve a related person transaction (considering any and all factors as the CEO determines in his sole discretion to be relevant, reasonable or appropriate under the circumstances) so long as it is:

(a) in the normal course of the Partnership’s business;

(b) not one in which the CEO or any of his immediate family members has a direct or indirect material interest; and

(c) on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties or fair to the Partnership, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership).

The CEO does not have the authority to approve the issuances of equity or grants of awards under the Partnership’s Long-Term Incentive Plan, except as provided in that plan. Pursuant to the Policy, any other related person transaction must be approved by the conflicts committee acting in accordance with the terms and provisions of its charter.

A copy of the Policy is available on our website at www.calumetspecialty.com and will be provided to unitholders without charge upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway E. Drive, Suite 200, Indianapolis, IN 46214.

Please see Item 10 “Directors and Executive Officers of Our General Partner” for a discussion of director independence matters.

Item 14.	Principal Accountant Fees and Services

The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2006.

	Year Ended December 31,
	2006	2005

Audit fees	$1,112,000	$3,550,000
Audit related fees	50,000	—
Tax fees	139,980	114,107
All other fees	—	—

Total	$1,301,980	$3,664,107

Expenditures classified as “Audit fees” above include those related to our annual audit, audits of our general partner, quarterly review procedures and work performed in connection with our follow-on equity offering. For the year ended December 31, 2005, Audit fees included expenditures related to our initial public offering. “Tax fees” are related to tax processing. For the year ended December 31, 2005, Tax fees include expenditures related to the preparation of Forms K-1 for our unitholders.

The audit committee of our general partner’s board of directors has adopted an audit committee charter, which is available on our website at www.calumetspecialty.com. The charter requires the audit committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The audit committee does not delegate its pre-approval responsibilities to management or to an individual member of the audit committee. Since our Audit Committee was not established until January 2006, none of the 2005 services reported in the audit, tax and all other fees categories above were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following documents are filed as exhibits to this Form 10-K:

Exhibit
Number			Description

3.1		—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.2		—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.3		—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.4		—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.5		—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734).
10.1		—	ISDA Master Agreement between J. Aron and Company, a general partnership, and Calumet Lubricants Co., Limited Partnership, a limited partnership, dated March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2006 (File No. 000-51734))
10	.2*	—	Calumet Specialty Products Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10.3		—	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10.4		—	Amendment No. 1 to Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 20, 2006 (File No. 000-51734))
10	.5*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
10.6		—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10	.7*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10.8		—	First Amendment, dated April 6, 2006, to the Revolving Credit Facility dated as of December 9, 2005, by among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Shreveport, LLC, Calumet Shreveport Lubricants & Waxes, LLC and Calumet Shreveport Fuels, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006 (File No 000-51734).
10.9		—	First Amendment, dated as of June 19, 2006, to term loan Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership, as Borrower, and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Guarantors, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2006 (File No 000-51734).
10.10		—	Second Amendment, dated as of June 19, 2006, to revolving Credit Agreement dated as of December 9, 2005 among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 22, 2006 (File No 000-51734).
10	.11*	—	Description of the Calumet Specialty Products Partners, L.P. Cash Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 16, 2006 (File No 000-51734)).

Exhibit
Number			Description

10.12		—	Letter Amendment to ISDA Master Agreement, dated as of March 17, 2006 between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2006 (File No 000-51734).
10.13		—	Letter Amendment to ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of March 17, 2006, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 23, 2006 (File No 000-51734)).
10	.14*	—	Form of Unit Option Grant and description of the Calumet Specialty Products Partners, L.P. 2007 Cash Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 15, 2006 (File No 000-51734)).
21.1		—	List of Subsidiaries of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
23.01		—	Consent of Ernst & Young, LLP, independent registered public accounting firm
31.1		—	Sarbanes-Oxley Section 302 certification of F. William Grube
31.2		—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II
32.1		—	Section 1350 certification of F. William Grube and R. Patrick Murray, II

*	Identifies management contract and compensatory plan arrangements.

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

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. WILLIAM GRUBE F. William Grube	President, Chief Executive Officer and Director of Calumet GP, LLC (Principal Executive Officer)	Date: February 23, 2007

/s/ ALLAN A. MOYES, III Allan A. Moyes, III	Executive Vice President of Calumet GP, LLC	Date: February 23, 2007

/s/ R. PATRICK MURRAY, II R. Patrick Murray, II	Vice President, Chief Financial Officer and Secretary of Calumet GP, LLC (Principal Accounting and Financial Officer)	Date: February 23, 2007

/s/ FRED M. FEHSENFELD, JR. Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date: February 23, 2007

/s/ JAMES S. CARTER James S. Carter	Director of Calumet GP, LLC	Date: February 23, 2007

/s/ WILLIAM S. FEHSENFELD William S. Fehsenfeld	Director of Calumet GP, LLC	Date: February 23, 2007

/s/ ROBERT E. FUNK Robert E. Funk	Director of Calumet GP, LLC	Date: February 23, 2007

/s/ NICHOLAS J. RUTIGLIANO Nicholas J. Rutigliano	Director of Calumet GP, LLC	Date: February 23, 2007

/s/ MICHAEL L. SMITH Michael L. Smith	Director of Calumet GP, LLC	Date: February 23, 2007

Index to Exhibits

Exhibit
Number			Description

3.1		—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.2		—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.3		—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.4		—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.5		—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734).
10.1		—	ISDA Master Agreement between J. Aron and Company, a general partnership, and Calumet Lubricants Co., Limited Partnership, a limited partnership, dated March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2006 (File No. 000-51734))
10	.2*	—	Calumet Specialty Products Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10.3		—	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10.4		—	Amendment No. 1 to Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 20, 2006 (File No. 000-51734))
10	.5*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
10.6		—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10	.7*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
10.8		—	First Amendment, dated April 6, 2006, to the Revolving Credit Facility dated as of December 9, 2005, by among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Shreveport, LLC, Calumet Shreveport Lubricants & Waxes, LLC and Calumet Shreveport Fuels, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006 (File No 000-51734).
10.9		—	First Amendment, dated as of June 19, 2006, to term loan Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership, as Borrower, and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Guarantors, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2006 (File No 000-51734).
10.10		—	Second Amendment, dated as of June 19, 2006, to revolving Credit Agreement dated as of December 9, 2005 among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 22, 2006 (File No 000-51734).
10	.11*	—	Description of the Calumet Specialty Products Partners, L.P. Cash Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 16, 2006 (File No 000-51734)).

Exhibit
Number			Description

10.12		—	Letter Amendment to ISDA Master Agreement, dated as of March 17, 2006 between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2006 (File No 000-51734).
10.13		—	Letter Amendment to ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of March 17, 2006, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 23, 2006 (File No 000-51734)).
10	.14*	—	Form of Unit Option Grant and description of the Calumet Specialty Products Partners, L.P. 2007 Cash Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 15, 2006 (File No 000-51734)).
21.1		—	List of Subsidiaries of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
23.01		—	Consent of Ernst & Young, LLP, independent registered public accounting firm
31.1		—	Sarbanes-Oxley Section 302 certification of F. William Grube
31.2		—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II
32.1		—	Section 1350 certification of F. William Grube and R. Patrick Murray, II

*	Identifies management contract and compensatory plan arrangements.