Form 10-Q
period 2007-03-31
Calumet Specialty Products Partners, L.P.
filed 2007-05-10
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO
Commission File Number: 000-51734
Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1516132
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2780 Waterfront Pkwy E. Drive, Suite 200
Indianapolis, Indiana	46214
(Address of principal executive officers)	(Zip code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     At May 2, 2007, the registrant had 16,366,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — MARCH 31, 2007 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s expected completion date, its estimated cost, the resulting increases in production levels, our ability to amend our credit facilities to permit increased capital expenditures associated with the expansion project and our ability to successfully dismiss pending litigation challenging the air permit related to the expansion project and (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, as well as other matters discussed in this Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this quarterly report and in our Annual Report on Form 10-K filed on February 23, 2007. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
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
     Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk.” Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
     References in this Form 10-Q to “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-Q refer to Calumet Lubricants Co., Limited Partnership. The results of operations for the three months ended March 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	As adjusted, See
		Note 2
	(In thousands)
ASSETS
Current assets:
Cash	$63,268	$80,955
Accounts receivable:
Trade, less allowance for doubtful accounts of $782 and $782, respectively	106,710	97,740
Other	938	1,260

	107,648	99,000

Inventories	107,706	110,985
Prepaid expenses	9,114	1,506
Derivative assets	1,038	40,802
Deposits and other current assets	21	1,961

Total current assets	288,795	335,209
Property, plant and equipment, net	230,158	191,732
Other noncurrent assets, net	6,132	4,710

Total assets	$525,085	$531,651

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$102,310	$78,752
Accrued salaries, wages and benefits	2,200	5,675
Taxes payable	6,391	7,038
Other current liabilities	2,951	2,424
Current portion of long-term debt	500	500
Derivative liabilities	34,344	2,995

Total current liabilities	148,696	97,384
Long-term debt, less current portion	48,875	49,000

Total liabilities	197,571	146,384
Commitments and contingencies Partners’ capital:
Common unitholders (16,366,000 units issued and outstanding)	294,373	274,719
Subordinated unitholders (13,066,000 units issued and outstanding)	32,694	42,347
General partner’s interest	15,501	15,950
Accumulated other comprehensive income (loss)	(15,054)	52,251

Total partners’ capital	327,514	385,267

Total liabilities and partners’ capital	$525,085	$531,651

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006
	(In thousands except per unit data)
		As adjusted, See
		Note 2
Sales	$351,113	$397,694
Cost of sales	296,079	346,445

Gross profit	55,034	51,249

Operating costs and expenses:
Selling, general and administrative	5,398	4,929
Transportation	13,569	13,907
Taxes other than income taxes	912	914
Other	180	115

Operating income	34,975	31,384
Other income (expense):
Interest expense	(1,015)	(3,976)
Interest income	991	194
Debt extinguishment costs	—	(2,967)
Realized loss on derivative instruments	(1,736)	(3,080)
Unrealized loss on derivative instruments	(4,777)	(17,715)
Other	(178)	5

Total other income (expense)	(6,715)	(27,539)

Net income before income taxes	28,260	3,845
Income tax expense	50	14

Net income	$28,210	$3,831

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	—	(4,408)

Net income (loss) applicable to Calumet	$28,210	$(577)

Minimum quarterly distribution to common unitholders	(7,365)	(3,885)
General partner’s incentive distribution rights	(4,749)	—
General partner’s interest in net (income) loss	(297)	12
Common unitholders’ share of income in excess of minimum quarterly distribution	(5,516)	—

Limited partners’ interest in net income (loss)	$10,283	$(4,450)

Basic and diluted net income (loss) per limited partner unit:
Common	$0.79	$0.30
Subordinated	$0.79	$(0.34)
Weighted average limited partner common units outstanding — basic	16,366	12,950
Weighted average limited partner subordinated units outstanding — basic	13,066	13,066
Weighted average limited partner common units outstanding — diluted	16,367	12,950
Weighted average limited partner subordinated units outstanding — diluted	13,066	13,066

Cash distributions declared per common and subordinated unit	$0.60	$0.30
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners’ Capital
	Comprehensive	General	Limited Partners
	Income (Loss)	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2006 (As Adjusted, See Note 2)	$52,251	$15,950	$274,719	$42,347	$385,267
Comprehensive loss:
Net income		564	29,459	(1,813)	28,210
Cash flow hedge gain reclassified to net income	(5,451)	—	—	—	(5,451)
Change in fair value of cash flow hedges	(61,854)	—	—	—	(61,854)

Comprehensive loss					(39,095)
Amortization of phantom units		—	15	—	15
Distributions to partners		(1,013)	(9,820)	(7,840)	(18,673)

Balance at March 31, 2007	$(15,054)	$15,501	$294,373	$32,694	$327,514

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
		As adjusted, See
		Note 2
	(In thousands)
Operating activities
Net income	$28,210	$3,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,573	2,673
Amortization of turnaround costs	968	694
Debt extinguishment costs	—	2,967
Other non-cash activities	6	133
Changes in assets and liabilities:
Accounts receivable	(8,648)	1,400
Inventories	3,279	7,313
Prepaid expenses	(7,608)	8,916
Derivative activity	3,808	18,694
Deposits and other current assets	1,940	7,555
Other noncurrent assets	(2,680)	4,063
Accounts payable	23,573	7,457
Accrued salaries, wages and benefits	(3,475)	(6,160)
Taxes payable	(647)	611
Other current liabilities	527	(32)

Net cash provided by operating activities	42,826	60,115
Investing activities
Additions to property, plant and equipment	(41,734)	(2,975)
Proceeds from disposal of property, plant and equipment	19	54

Net cash used in investing activities	(41,715)	(2,921)
Financing activities
Repayment of borrowings, net — credit agreements with third parties	(125)	(203,359)
Proceeds from initial public offering, net	—	138,743
Contributions from Calumet GP, LLC	—	375
Cash distribution to Calumet Holding, LLC	—	(3,257)
Change in bank overdraft	—	5,116
Distributions to Predecessor partners	—	(6,900)
Distributions to partners	(18,673)	—

Net cash used in financing activities	(18,798)	(69,282)

Net decrease in cash	(17,687)	(12,088)
Cash at beginning of period	80,955	12,173

Cash at end of period	$63,268	$85

Supplemental disclosure of cash flow information
Interest paid	$1,988	$3,797

Income taxes paid	$32	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except operating, unit and per unit data)
1. Partnership Organization and Basis of Presentation
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries (Predecessor) were contributed to Calumet. References to the Predecessor in these unaudited condensed consolidated financial statements refer to Calumet Lubricants Co., Limited Partnership and its subsidiaries. On July 5, 2006, the Partnership completed a follow-on public offering of its common units. See Note 7 for further discussion of the units sold and proceeds from these offerings. As of March 31, 2007, the Partnership had 16,366,000 common units, 13,066,000 subordinated units, and 600,653 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, solvents, waxes and fuels. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 23, 2007.
2. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the Interpretation on January 1, 2007. The adoption had no effect on the Company’s financial position, results of operations or cash flow. Interest and penalties related to income taxes, if any, would be recorded in income tax expense on the condensed consolidated statements of operations. The Company had no unrecognized tax benefits as of March 31, 2007 and December 31, 2006. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “Position”), which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities (turnaround costs) and requires the use of the direct expensing method, built-in overhaul method, or deferral method. The Position is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has adjusted prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the consolidated balance sheets, in lieu of accrued turnaround costs. The cumulative effect of the adoption of the Position on prior periods was to increase partners’ capital by $3,318 as of January 1, 2005. The adoption of the Position resulted in a net decrease in cost of sales of $299 ($0.02 per limited partner unit) for the three months ended March 31, 2006 from the amount previously reported.

     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that this Statement will have a material effect on its financial position, results of operations, or cash flow.
3. Inventory
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$27,055	$26,791
Work in process	30,306	30,130
Finished goods	50,345	54,064

	$107,706	$110,985

     The replacement cost of these inventories, based on current market values, would have been $45,472 and $46,711 higher at March 31, 2007 and December 31, 2006, respectively.
4. Shreveport Refinery Expansion
     The Company commenced an expansion project at its Shreveport refinery during the second quarter of 2006. Through March 31, 2007, the Company had incurred capital expenditures of $100,473 (including capitalized interest of $2,742) related to the expansion project, which is recorded to construction-in-progress, a component of property, plant and equipment. Management has estimated that the Company will incur approximately $99,500 of additional capital expenditures in 2007 related to the expansion project. The expansion project is expected to be completed in the third quarter of 2007 with production ramping up in the fourth quarter of 2007. Management currently estimates the total cost of the Shreveport refinery expansion project will be approximately $200,000, an increase of $50,000 from the Company’s previous estimate. This increase in the estimated cost of the expansion project is due to further escalation in construction costs and an enhancement in the project to allow the Shreveport refinery to run additional barrels per day of sour crude in the future subsequent to the planned completion of another capital project to add capacity and modify certain operating units.
5. Derivatives
     The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the consolidated balance sheets. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the consolidated statements of operations. For the three months ended March 31, 2007 and 2006, the Company has recorded a derivative gain of $17,797 and $0, respectively, to sales and a derivative loss of $20,959 and $340, respectively, to cost of sales. An interest rate swap loss of $1 for the three months ended March 31, 2007 was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statements of operations. The Company does not account for fuel products margin swap or collar contracts (“crack spread swaps or collars”) as cash flow hedges. As of March 31, 2007 and December 31, 2006, the Company has no such derivative contracts outstanding. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statements of operations.
     Effective April 1, 2006, the Company restructured and designated certain derivative contracts for its fuel products segment as cash flow hedges of gasoline, diesel, and jet fuel sales and crude oil purchases to the extent they qualified for hedge accounting, and the effective portion of these hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets until the underlying transaction hedged is recognized in the consolidated statements of operations. Prior to this date, the historical impact of fair value fluctuations in our gasoline, diesel and crude oil derivative instruments for the fuel products segment had been reflected in the realized/unrealized gain (loss) on derivative instruments line items in the consolidated statements of operations. The Company utilizes third party valuations and published market data to determine the fair value of these derivatives. The decrease in realized and unrealized loss by $14,282 from the three months ended March 31, 2006 to the same period in the current year was due to the designation of certain derivatives as cash flow hedges. Thus, the settlement value of these derivatives is reflected in gross profit in the current period as compared to unrealized and realized loss on derivative instruments during the same period in 2006.
     The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the three months ended March 31, 2007 and 2006 were losses of $7,513 and $592, respectively, which was recorded to unrealized loss on derivative instruments in the consolidated statements of operations.
     Comprehensive income (loss) for the Company consists of the changes in fair value of cash flow hedges and the gain or loss on cash flow hedges reclassified to net income. Comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$28,210	$3,831
Cash flow hedge (gain) loss reclassified to net income	(5,451)	278
Change in fair value of cash flow hedges	(61,854)	280

Total comprehensive income (loss)	$(39,095)	$4,389

     The effective portion of the hedges classified in accumulated other comprehensive income (loss) is ($15,054) as of March 31, 2007 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Other
Comprehensive
Year	Income (Loss)
2007	$(9,258)
2008	(6,767)
2009	(414)
2010	2,500
2011	(946)
2012	(169)

Total	$(15,054)

     The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.
Crude Oil Collar Contracts
     The Company utilizes combinations of options to manage crude oil price risk and volatility of cash flows in its specialty products segment. These combinations of options are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for 50% to 75% of anticipated crude oil purchases related to its specialty products production. At March 31, 2007, the Company had the following derivatives related to crude oil purchases used in specialty products production.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
April 2007	240,000	8,000	$42.25	$52.25	$62.25	$72.25
May 2007	248,000	8,000	46.03	56.03	66.03	76.03
June 2007	240,000	8,000	49.06	59.06	69.06	79.06

Totals	728,000
Average price			$45.78	$55.78	$65.78	$75.78
     At December 31, 2006, the Company had the following derivatives related to crude oil purchases for its specialty products production.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2007	248,000	8,000	$48.66	$58.66	$68.66	$78.66
February 2007	224,000	8,000	49.28	59.28	69.28	79.28
March 2007	248,000	8,000	50.85	60.85	70.85	80.85

Totals	720,000
Average price			$49.61	$59.61	$69.61	$79.61
Crude Oil Swap Contracts
     The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude oil purchases used in fuels production. At March 31, 2007, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2007	1,728,000	18,989	$64.68
Third Quarter 2007	1,742,000	18,935	65.51
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,509,000	23,249	67.20
Calendar Year 2009	7,847,500	21,500	66.06
Calendar Year 2010	6,752,500	18,500	67.07
Calendar Year 2011	728,500	1,996	65.59

Totals	29,049,500
Average price			$66.47
     At December 31, 2006, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
First Quarter 2007	1,710,000	19,000	$65.14
Second Quarter 2007	1,728,000	18,989	64.68
Third Quarter 2007	1,742,000	18,935	65.51
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,143,000	22,249	67.37
Calendar Year 2009	7,482,500	20,500	66.04
Calendar Year 2010	5,840,000	16,000	67.40
Calendar Year 2011	363,500	996	65.99

Totals	28,751,000
Average price			$66.49
Fuels Product Swap Contracts
     The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.

Diesel Swap Contracts
     At March 31, 2007, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 157,430 barrels in 2007. The Company recognized a loss of $365 in unrealized (loss) gain on derivative instruments in the consolidated statements of operations during the three months ended March 31, 2007.

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2007	1,092,000	12,000	$80.74
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	5,124,000	14,000	82.07
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,380,000	12,000	80.11
Calendar Year 2011	638,000	1,748	76.93

Totals	18,183,000
Average price			$80.85
     At December 31, 2006, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 169,855 barrels in 2007. As a result of these barrels not being designated as hedges, the Company recognized a gain of $1,314 in unrealized (loss) gain on derivative instruments in the consolidated statements of operations during the year ended December 31, 2006.

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
First Quarter 2007	1,080,000	12,000	$81.10
Second Quarter 2007	1,092,000	12,000	80.74
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	4,941,000	13,500	82.18
Calendar Year 2009	4,562,500	12,500	80.50
Calendar Year 2010	3,650,000	10,000	80.52
Calendar Year 2011	273,000	748	76.52

Totals	17,802,500
Average price			$81.07
Gasoline Swap Contracts
     At March 31, 2007, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2007	636,000	6,989	$71.38
Third Quarter 2007	640,000	6,957	72.67
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,385,000	9,249	75.87
Calendar Year 2009	3,102,500	8,500	73.39
Calendar Year 2010	2,372,500	6,500	75.07
Calendar Year 2011	90,500	248	70.87

Totals	10,866,500
Average price			$74.31

     At December 31, 2006, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
First Quarter 2007	630,000	7,000	$72.09
Second Quarter 2007	636,000	6,989	71.38
Third Quarter 2007	640,000	6,957	72.67
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,202,000	8,749	76.17
Calendar Year 2009	2,920,000	8,000	73.45
Calendar Year 2010	2,190,000	6,000	75.27
Calendar Year 2011	90,500	248	70.87

Totals	10,948,500
Average price			$74.30
Natural Gas Swap Contracts
     The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirements. At March 31, 2007, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2007	100,000	$7.99
Fourth Quarter 2007	150,000	7.99
First Quarter 2008	150,000	7.99

Totals	400,000
Average price		$7.99
     At December 31, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	7.99
Fourth Quarter 2007	150,000	7.99
First Quarter 2008	150,000	7.99

Totals	1,000,000
Average price		$8.52
Interest Rate Swap Contracts
     In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its variable rate senior secured first lien term loan. The Company hedges the interest payments related to 85% of its future term loan indebtedness. This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 5.44% per annum.
6. Commitments and Contingencies
     From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxing authorities as the result of audits or reviews of the Company’s business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flow.
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
     Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling $191 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; and (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency. The Company is currently in settlement negotiations with the LDEQ to resolve these matters, as well as a number of similar matters at the Princeton refinery, for which no penalty has yet been proposed. The Company anticipates that any penalties that may be assessed due to the alleged violations at its Princeton refinery as well as the aforementioned penalties related to the Cotton Valley refinery will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below.
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
     Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on its financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material.
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
     On December 27, 2006, the LDEQ approved the Company’s application for a modification of its air emissions permit for the Shreveport refinery expansion. The Company was required to obtain approval of this modified air emissions permit from the LDEQ prior to commencing construction of the expansion activities. Upon receipt of the permit approval from the LDEQ, the Company commenced construction of the Shreveport refinery expansion project. On February 22, 2007, the Company received notice that on February 13, 2007 an individual filed, on behalf of the “Residents for Air Neutralization,” a Petition for Review in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, asking the Court to review the approval granted by the LDEQ for the Company’s application for a modified air emissions permit. The Petition alleges the information in the final LDEQ decision report was inaccurate and that, based on the LDEQ’s decision to grant the modified air emissions permit, the LDEQ had not reviewed the evidence put before them properly. The Company believes that the Petition was not timely filed and is obtaining the necessary documentation for dismissal of the Petition. If the Petition is not dismissed, the LDEQ and the Company will defend the issuance of the permit. The Company believes that the LDEQ and the Company will be successful in defending the LDEQ’s approval of the Company’s application for a modified air emissions permit. The Company is not named at this time as a party to the Petition.

Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of March 31, 2007 and December 31, 2006, the Company had outstanding standby letters of credit of $40,155 and $42,775, respectively, under its senior secured revolving credit facility. The Company also had a $50,000 letter of credit outstanding under the senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 3.50%.
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
     Of the 16,366,000 common units outstanding at March 31, 2007 10,604,985 are held by the public, with the remaining 5,761,015 held by affiliates. All of the 13,066,000 subordinated units are held by affiliates.
     The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and any state income tax on their share of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. In January 2006, the Predecessor made its final distribution of $6,900 to its partners. Subsequent to January 31, 2006, Calumet’s distribution policy is as defined in the Partnership Agreement. During the three months ended March 31, 2007 and 2006, the Company made distributions of $18,673 and $0, respectively, to its partners.
     On April 10, 2007, the Company declared a quarterly cash distribution of $0.60 per unit on all outstanding units, or $18,673, for the three months ended March 31, 2007. The distribution will be paid on May 15, 2007 to unitholders of record as of the close of business on May 5, 2007. This quarterly distribution of $0.60 per unit equates to $2.40 per unit on an annualized basis.
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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows :

	Specialty	Fuel	Combined		Consolidated
Three Months Ended March 31, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$201,753	$149,360	$351,113	$—	$351,113
Intersegment sales	124,891	7,805	132,696	(132,696)	—

Total sales	$326,644	$157,165	$483,809	$(132,696)	$351,113

Depreciation and amortization	4,541	—	4,541	—	4,541
Income from operations	22,574	12,401	34,975	—	34,975
Reconciling items to net income:
Interest expense					(1,015)
Interest income					991
Loss on derivative instruments					(6,513)
Other					(178)
Income tax expense					(50)

Net income					$28,210

Capital expenditures	$41,734	$—	$41,734	$—	$41,734

	Specialty	Fuel	Combined		Consolidated
Three Months Ended March 31, 2006	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$229,657	$168,037	$397,694	$—	$397,694
Intersegment sales	166,177	9,551	175,728	(175,728)	—

Total sales	$395,834	$177,588	$573,422	$(175,728)	$397,694

Depreciation and amortization	3,367	—	3,367	—	3,367
Income from operations	19,886	11,498	31,384	—	31,384
Reconciling items to net income :
Interest expense					(3,976)
Interest income					194
Debt extinguishment costs					(2,967)
Loss on derivative instruments					(20,795)
Other					5
Income tax expense					(14)

Net income					$3,831

Capital expenditures	$2,975	$—	$2,975	$—	$2,975

	March 31,	December 31,
	2007	2006
Segment assets:
Specialty products	$1,055,321	$973,854
Fuel products	715,204	681,677

Combined segments	1,770,525	1,655,531
Eliminations	(1,245,440)	(1,123,880)

Total assets	$525,085	$531,651

b. Geographic Information
     International sales accounted for less than 10% of consolidated sales for each of the three months ended March 31, 2007 and 2006.

c. Product Information
     The Company offers products primarily in four general categories consisting of fuels, lubricants, solvents and waxes. Other includes asphalt and other by-products. The following table sets forth the major product category sales

	Three Months Ended March 31,
	2007	2006
Fuels	$154,928	$178,601
Lubricants	116,729	132,910
Solvents	49,032	52,360
Waxes	10,356	15,455
Other	20,068	18,368

Total sales	$351,113	$397,694

d. Major Customers
     No customer represented 10% or greater of consolidated sales in the three months ended March 31, 2007 and 2006.
9. Subsequent Events
     On April 10, 2007, the Company declared a quarterly cash distribution of $0.60 per unit on all outstanding units, or $18,673, for the three months ended March 31, 2007. The distribution will be paid on May 15, 2007 to unitholders of record as of the close of business on May 5, 2007. This quarterly distribution of $0.60 per unit equates to $2.40 per unit on an annualized basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The historical condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”) when used in the present tense, prospectively or for historical periods since January 31, 2006 and Calumet Lubricants Co., Limited Partnership (“Predecessor”) for historical periods prior to January 31, 2006 where applicable. The following discussion analyzes the financial condition and results of operations of Calumet for the three months ended March 31, 2007 and 2006. The financial condition and results of operations for the three months ended March 31, 2006 are of Calumet and include the results of operation of the Predecessor from January 1, 2006 to January 31, 2006. Unitholders should read the following discussion of the financial condition and results of operations for Calumet and the Predecessor in conjunction with the historical condensed consolidated financial statements and notes of Calumet and the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three months ended March 31, 2007, approximately 74.2% of our gross profit was generated from our specialty products segment and approximately 25.8% of our gross profit was generated from our fuel products segment.
     Our fuel products segment began operations in 2004, as we substantially completed the approximately $39.7 million reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty products production as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. In 2006, we commenced construction of an expansion project at our Shreveport refinery to increase throughput capacity and feedstock flexibility. Please read “—Liquidity and Capital Resources — Capital Expenditures” below.
     Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
     Our primary raw material is crude oil and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and sales of fuel products. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of March 31, 2007, we have hedged approximately 29 million barrels of fuel products through December 2011 at an average refining margin of $11.93 per barrel and average refining margins range from a low of $10.08 in the first and second quarters of 2011 to a high of $12.66 in the third and fourth quarters of 2007. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our hedge positions.
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
     Specialty products and fuel products gross profit. Specialty products and fuel products gross profit are an important measure of our ability to maximize the profitability of our specialty products and fuel products segments. We define specialty products and fuel products gross profit as sales less the cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which include labor, plant fuel, utilities, contract services, maintenance and processing materials. We use specialty products and fuel products gross profit as an indicator of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase in selling prices typically lags behind the rising costs of crude oil and other feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate depending on maintenance and turnaround activities.
     In addition to the foregoing measures, we also monitor our general and administrative expenditures, substantially all of which are incurred through our general partner, Calumet GP, LLC.

Three Months Ended March 31, 2007 Results of Operations
     The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Three Months Ended
	March 31,
	2007	2006
Total sales volume (bpd)(1)	43,400	52,090
Total feedstock runs (bpd)(2)	45,420	52,370
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	10,087	11,695
Solvents	5,198	4,346
Waxes	902	1,144
Fuels	2,138	2,508
Asphalt and other by-products	5,038	5,561

Total	23,363	25,254

Fuel products:
Gasoline	7,836	10,002
Diesel	5,127	7,724
Jet fuel	7,160	7,308
By-products	1,187	297

Total	21,310	25,331

Total refinery production	44,673	50,585

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(2)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries. The decrease in feedstock runs was primarily due to turnarounds performed at our Shreveport and Princeton refineries in the first quarter of 2007, with no comparable activities in the first quarter of 2006.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

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

	Three Months Ended
	March 31,
	2007	2006
		As adjusted (1)
	(In millions)
Sales	$351.1	$397.7
Cost of sales	296.1	346.4

Gross profit	55.0	51.3

Operating costs and expenses:
Selling, general and administrative	5.4	4.9
Transportation	13.5	13.9
Taxes other than income taxes	0.9	1.0
Other	0.2	0.1

Operating income	35.0	31.4

Other income (expense):
Interest expense	(1.0)	(4.0)
Interest income	1.0	0.2
Debt extinguishment costs	—	(3.0)
Realized loss on derivative instruments	(1.7)	(3.1)
Unrealized loss on derivative instruments	(4.8)	(17.7)
Other	(0.2)	—

Total other income (expense)	(6.7)	(27.6)

Net income before income taxes	28.3	3.8
Income taxes	0.1	—

Net income	$28.2	$3.8

EBITDA	$32.7	$13.5

Adjusted EBITDA	$32.5	$26.1

(1)	As a result of the adoption of FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007, the Company recorded a reduction to cost of sales of $0.3 million for the three months ended March 31, 2006.

Non-GAAP Financial Measures
     We include in this Quarterly Report on Form 10-Q the non-GAAP financial measures EBITDA and Adjusted EBITDA, and provide reconciliations of net income to EBITDA and Adjusted EBITDA and Adjusted EBITDA and EBITDA to net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP.
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
     We define EBITDA as net income plus interest expense (including debt issuance and extinguishment costs), taxes and depreciation and amortization. We define Adjusted EBITDA to be Consolidated EBITDA as defined in our credit facilities. Consistent with that definition, Adjusted EBITDA means, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period. We are required to report Adjusted EBITDA to our lenders under our credit facilities and it is used to determine our compliance with the consolidated leverage test thereunder. We are required to maintain a consolidated leverage ratio of consolidated debt to Adjusted EBITDA, after giving effect to any proposed distributions, of no greater than 3.75 to 1 in order to make distributions to our unitholders. If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. Please refer to “—Liquidity and Capital Resources — Debt and Credit Facilities “ within this item for additional details regarding debt covenants.
     EBITDA and Adjusted EBITDA should not be considered alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following table presents a reconciliation of both net income to EBITDA and Adjusted EBITDA and Adjusted EBITDA and EBITDA to net cash provided by operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended
	March 31,
	2007	2006
		As adjusted (1)
	(In millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income	$28.2	$3.8
Add:
Interest expense and debt extinguishment costs	1.0	7.0
Depreciation and amortization	3.4	2.7
Income tax expense	0.1	—

EBITDA	$32.7	$13.5

Add:
Unrealized loss from mark to market accounting for hedging activities	3.8	17.7
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(4.0)	(5.1)

Adjusted EBITDA	$32.5	$26.1

	Three Months Ended
	March 31,
	2007	2006
		As adjusted (1)
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to Net cash provided by operating activities:
Adjusted EBITDA	$32.5	$26.1
Add:
Unrealized loss from mark to market accounting for hedging activities	(3.8)	(17.7)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	4.0	5.1

EBITDA	$32.7	$13.5

Add:
Interest expense and debt extinguishment costs, net	(0.9)	(7.0)
Income tax expense	(0.1)	—
Provision for doubtful accounts	—	0.1
Debt extinguishment costs	—	3.0
Changes in assets and liabilities:
Accounts receivable	(8.6)	1.4
Inventory	3.3	7.3
Other current assets	(5.7)	16.5
Derivative activity	3.8	18.7
Accounts payable	23.6	7.4
Other current liabilities	(3.6)	(5.6)
Other, including changes in noncurrent assets and liabilities	(1.7)	4.8

Net cash provided by operating activities	$42.8	$60.1

(1)	As a result of the adoption of FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007, the Company recorded a reduction to cost of sales of $0.3 million for the three months ended March 31, 2006, which resulted in an increase in EBITDA for the three months ended March 31, 2006 by the same amount. The adjustment did not have an effect on Adjusted EBITDA for three months ended March 31, 2006.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Sales. Sales decreased $46.6 million, or 11.7%, to $351.1 million in the three months ended March 31, 2007 from $397.7 million in the three months ended March 31, 2006. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$116.7	$132.9	(12.2%)
Solvents	49.0	52.4	(6.4%)
Waxes	10.4	15.5	(33.0%)
Fuels(1)	11.5	11.8	(2.3%)
Asphalt and by-products(2)	14.1	17.1	(17.7%)

Total specialty products	201.7	229.7	(12.1%)

Total specialty products volume (in barrels)	2,072,000	2,414,000	(14.2%)
Fuel products:
Gasoline	$54.0	$71.9	(25.0%)
Diesel	50.1	56.0	(10.4%)
Jet fuel	39.3	38.9	1.0%
By-products(3)	6.0	1.2	387.0%

Total fuel products	149.4	168.0	(11.1%)

Total fuel products sales volumes (in barrels)	1,834,000	2,274,000	(19.4%)
Total sales	$351.1	$397.7	(11.7%)

Total sales volumes (in barrels)	3,906,000	4,688,000	(16.7%)

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $46.6 million decrease in sales resulted from a $27.9 million decrease in sales by our specialty products segment and a $18.7 million decrease in sales by our fuel products segment.
     Specialty products segment sales for the three months ended March 31, 2007 decreased $27.9 million, or 12.1%, primarily due to a 14.2% decrease in volumes sold, from approximately 2.4 million barrels in the first quarter of 2006 to 2.1 million barrels in the first quarter of 2007. This decrease was primarily driven by decreased sales volume of 0.3 million barrels for lubricating oils and solvents combined, due primarily to scheduled turnaround activities at our Shreveport and Princeton refineries in the first quarter of 2007, with no similar activities in the comparable period in 2006. The decrease due to volume was offset by a 2.3% increase in the average selling price per barrel as compared to a 8.1% decrease in the average cost of crude, primarily driven by increased sales prices of lubricating oils due to market demand.
     Fuel products segment sales for the three months ended March 31, 2007 decreased $18.7 million, or 11.1%, primarily due to a 19.4% decrease in volumes sold, from approximately 2.3 million barrels in the first quarter of 2006 to 1.8 million barrels in the first quarter of 2007. This decrease was primarily driven by a 0.6 million barrel decrease in gasoline and diesel sales combined, due primarily to scheduled turnaround activities at our Shreveport refinery in the first quarter of 2007 with no similar activities in the comparable period in 2006. Fuel products sales were also negatively affected by a 2.9% decrease in the average selling price per barrel as compared to a 8.3% decrease in the average cost of crude primarily driven by decreases in gasoline and jet fuel sales prices due to market conditions. These decreases in sales were partially offset by the recognition of $17.8 million of derivative gains on our fuel products cash flow hedges recorded in sales with no similar activity during the comparable period in 2006.
     Gross Profit. Gross profit increased $3.8 million, or 7.4%, to $55.0 million for the three months ended March 31, 2007 from $51.2 million (as adjusted) for the three months ended March 31, 2006. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended March 31,
	2007	2006	% Change
	(As adjusted)
	(Dollars in millions)
Gross profit by segment:
Specialty products	$40.8	$37.4	9.3%
Percentage of sales	20.2%	16.3%
Fuel products	$14.2	$13.9	2.3%
Percentage of sales	9.5%	8.3%
Total gross profit	$55.0	$51.2	7.4%
Percentage of sales	15.7%	12.9%
     This $3.8 million increase in total gross profit includes an increase in gross profit of $3.5 million in our specialty product segment and $0.3 million in our fuel products segment.
     The increase in our specialty products segment gross profit was primarily due to the average selling price increasing by 2.3% due to increases in lubricating oils sales prices compared to the decrease in the average cost of crude of 8.1%. The increase due to sales prices was offset by a 14.2% decrease in volumes sold, from approximately 2.4 million barrels in the first quarter of 2006 to 2.1 million barrels in the first quarter of 2007. This decrease was primarily driven by decreased sales volume of 0.3 million barrels for lubricating oils and solvents combined. In addition, specialty products segment gross profit was negatively affected by the recognition of $2.3 million of increased derivative losses on our cash flow hedges of crude oil and natural gas purchases, with the remaining decrease primarily due to increased maintenance costs.
     The increase in our fuel products segment gross profit was primarily driven by the average selling price decreasing by 2.9%, which was less than the decrease in the average cost of crude of 8.3%. The benefit from improved pricing was offset by a 19.4% decrease in volumes sold, from approximately 2.3 million barrels in the first quarter of 2006 to 1.8 million barrels in the first quarter of 2007. This decrease was primarily driven by a 0.6 million barrel decrease in gasoline and diesel sales combined. The fuel products segment gross profit was also negatively affected by the recognition of $0.6 million of net derivative losses from our cash flow hedges of fuel products sales and crude oil purchases, with no similar activity during the comparable period in 2006.
     Selling, general and administrative. Selling, general and administrative expenses increased $0.5 million, or 9.5% , to $5.4 million in the three months ended March 31, 2007 from $4.9 million in the three months ended March 31, 2006. This increase was primarily due to increased costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 compliance.
     Transportation. Transportation expenses decreased $0.3 million, or 2.4%, to $13.6 million in the three months ended March 31, 2007 from $13.9 million in the three months ended March 31, 2006. This decrease in transportation expense is primarily due to a 14.2% decrease in sales volume for the specialty products segment, offset by significant price increases for rail services that became effective during the third quarter of 2006. The majority of our transportation expenses are reimbursed by our customers and are reflected in sales in the consolidated statements of operations.
     Interest expense. Interest expense decreased $3.0 million, or 74.5%, to $1.0 million in the three months ended March 31, 2007 from $4.0 million in the three months ended March 31, 2006. This decrease was primarily due to the repayment of debt with the proceeds of the initial public offering, which closed on January 31, 2006, as well as repayment of the outstanding borrowings on the revolving credit facility subsequent to the first quarter of 2006.
     Interest income. Interest income increased $0.8 million to $1.0 million in the three months ended March 31, 2007 from $0.2 million in the three months ended March 31, 2006. This increase was primarily due to the investment of the remaining proceeds from our follow-on public offering, which closed on July 5, 2006. The Company did not have significant cash or cash equivalent balances in the first quarter of 2006 and, as a result, earned less interest income.
     Debt extinguishment costs. Debt extinguishment costs were $3.0 million in the three months ended March 31, 2006 and we incurred no such expenses in 2007. The expenses recorded in 2006 resulted from the repayment of a portion of borrowings under Calumet’s term loan facility using the proceeds of the initial public offering, which closed on January 31, 2006.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $1.3 million to a $1.7 million loss in the three months ended March 31, 2007 from a $3.1 million loss for the three months ended March 31, 2006. This decreased loss was primarily the result of the designation of certain derivatives as cash flow hedges. Thus, the settlement value of these derivatives is reflected in gross profit in the current period as compared to realized loss on derivative instruments during the same period in 2006.
     Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased in the three months ended March 31, 2007 from a $17.7 million loss in the three months ended March 31, 2006 to a loss of $4.8 million for the three months ended March 31, 2007. This decrease is primarily due the entire mark to market change of our derivative instruments being recorded to unrealized loss on derivative instruments in the prior year while in the current year Calumet has accounted for certain of these derivatives as cash flow hedges with mark to market changes on the effective portion of these hedges being recorded to accumulated other comprehensive income (loss) on the consolidated balance sheets.
Liquidity and Capital Resources
Our principal sources of cash have included cash flow from operations, proceeds from public offerings, issuance of private debt and bank borrowings. Principal historical uses of cash have included capital expenditures, growth in working capital, distributions and debt service. We expect that our principal uses of cash in the future will be to finance working capital, capital expenditures, distributions and debt service.
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
     The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net cash provided by operating activities	$42.8	$60.1
Net cash used in investing activities	$(41.7)	$(2.9)
Net cash used in financing activities	$(18.8)	$(69.3)
     Operating Activities. Operating activities provided $42.8 million in cash during the three months ended March 31, 2007 compared to $60.1 million during the three months ended March 31, 2006. The cash provided by operating activities during the three months ended March 31, 2007 primarily consisted of net income after adjusting for non-cash items of $32.8 million and a $10.1 million increase due to changes in working capital. Net income after adjustments for non-cash items increased to $32.8 million in 2007 from $10.3 million in 2006 primarily as a result of an increase in net income of $24.4 million. The increase due to changes in working capital was primarily due to a $23.6 million increase in accounts payable due primarily to the rising cost of crude, offset by a $11.0 million increase in current assets as a result of higher accounts receivable and prepaid expenses.
     Investing Activities. Cash used in investing activities increased to $41.7 million during the three months ended March 31, 2007 compared to a use of $2.9 million during the three months ended March 31, 2006. This increase was primarily due to the $35.6 million of additions to property, plant and equipment related to the Shreveport refinery expansion project during the first quarter of 2007, with no comparable expenditures in the first quarter of 2006.
     Financing Activities. Financing activities used cash of $18.8 million for the three months ended March 31, 2007 compared to using $69.3 million for the three months ended March 31, 2006. This decrease is primarily due to the repayment of debt in the first quarter of 2006 using the proceeds of our initial public offering and cash provided by operations with no similar transactions in the first quarter of 2007. Cash used in financing activities in the first quarter of 2007 consisted primarily of distributions to partners of $18.7 million.
     On April 10, 2007, the Company declared a quarterly cash distribution of $0.60 per unit on all outstanding units, or $18.7 million, for the quarter ended March 31, 2007. The distribution will be paid on May 15, 2007 to unitholders of record as of the close of business on May 5, 2007. This quarterly distribution of $0.60 per unit equates to $2.40 per unit on an annualized basis.

 Capital Expenditures
     Our capital expenditure requirements consist of capital improvement expenditures, replacement capital expenditures and environmental capital expenditures. Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity. Replacement capital expenditures replace worn out or obsolete equipment or parts. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations. We previously expensed all costs associated with major maintenance and repairs (facility turnarounds) through the accrue-in-advance method over the period between turnarounds. The accounting method used for facility turnarounds changed effective January 1, 2007 as discussed below in “— Recent Accounting Pronouncements.”
     The following table sets forth our capital improvement expenditures, replacement capital expenditures and environmental capital expenditures in each of the periods shown.

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Capital improvement expenditures	$38.6	$1.7
Replacement capital expenditures	2.3	0.6
Environmental capital expenditures	0.8	0.7

Total	$41.7	$3.0

     We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand. Until the Shreveport expansion project is complete, our ability to raise additional capital through the sale of common units is limited to 3,233,000 units.
     Capital improvement expenditures for the three months ended March 31, 2007 of $38.6 million were primarily related to the expansion project at our Shreveport refinery to increase its throughput capacity and its production of specialty products. The expansion project involves several of the refinery’s operating units and is estimated to result in a crude oil throughput capacity increase of approximately 15,000 bpd, bringing total crude oil throughput capacity of the refinery to approximately 57,000 bpd. The expansion is expected to be completed in the third quarter of 2007 with production ramping up during the fourth quarter of 2007.
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
     During the second quarter of 2006, we began purchasing equipment for the Shreveport expansion project and have incurred a total of $100.5 million on capital expenditures for the expansion through March 31, 2007, with $35.6 million of capital expenditures in the three months ended March 31, 2007. In July 2006, we completed a follow-on public offering of 3.3 million common units raising $103.5 million to fund a significant portion of this project. Management estimates that Calumet will incur an additional $99.5 million of capital expenditures in calendar year 2007 on the expansion project. We currently estimate the total cost of the Shreveport refinery expansion project will be approximately $200.0 million, an increase of $50.0 million from our previous estimate. This increase in the estimated cost of the expansion is due to further escalation in construction costs and an enhancement in the project to allow the Shreveport refinery to run an estimated 25,000 barrels per day of sour crude in the future subsequent to the planned completion of another capital project to add capacity and modify certain operating units. Cash on hand from the follow-on offering, cash flow from operations and borrowings under the secured revolving credit facility, to the extent necessary, are expected to fund these expenditures.
     In order to accommodate our estimates of the increased cost of the Shreveport refinery expansion project and other planned capital expenditures, we will be required to amend certain provisions of our revolving and term loan credit facilities related to permitted capital expenditures. We anticipate that we will successfully complete the requisite amendments prior to the in-service date of the Shreveport refinery expansion project.
     On February 22, 2007, we received notice that on February 13, 2007 an individual filed, on behalf of the “Residents for Air Neutralization,” a Petition for Review in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, asking the Court to review the approval granted by the LDEQ for our application for a modified air emissions permit. The Petition alleges the information in the final LDEQ decision report was inaccurate and that, based on the LDEQ’s decision to grant the modified air emissions permit, the LDEQ had not reviewed the evidence put before them properly. We believe that the Petition was not timely filed and are obtaining the necessary documentation to dismiss the case. If the Petition is not dismissed, we and the LDEQ will defend the issuance of the permit. We believe that the LDEQ and us will be successful in defending the LDEQ’s approval of our application for a modified air emissions permit. Neither we nor any of our subsidiaries is named at this time as a party to the Petition.
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
     The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. At March 31, 2007, we had borrowings of $49.4 million under our term loan and no borrowings under our revolving credit facility. Our letters of credit outstanding as of March 31, 2007 were $40.2 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility to support crack spread hedging.
     The secured revolving credit facility currently bears interest at prime or LIBOR plus 100 basis points (which basis point margin may fluctuate), has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in December 2010. On March 31, 2007, we had availability on our revolving credit facility of $150.3 million, based upon its $190.4 million borrowing base, $40.2 million in outstanding letters of credit, and no outstanding borrowings.
     The term loan facility bears interest at a rate of LIBOR plus 350 basis points and the letter of credit facility to support crack spread hedging bears interest at a rate of 3.5%. Each facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory and matures in December 2012. Under the terms of our term loan facility, we applied a portion of the net proceeds we received from our initial public offering and the underwriters’ over-allotment option as a repayment of the term loan facility, and are required to make mandatory repayments of approximately $0.1 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2006 and ending with the fiscal quarter ending December 31, 2011. At the end of each fiscal quarter in 2012 we are required to make mandatory repayments of approximately $11.8 million per quarter, with the remainder of the principal due at maturity. On April 24, 2006, the Company entered into an interest rate swap agreement with a counterparty to fix LIBOR component of the interest rate on a portion of outstanding borrowings under its term loan facility. The notional amount of the interest rate swap agreement is 85% of the outstanding term loan balance over its remaining term, with LIBOR fixed at 5.44%.
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
     The credit facilities permit us to make distributions to our unitholders as long as we are not in default or would not be in default following the distribution. Under the credit facilities, we are obligated to comply with certain financial covenants requiring us to maintain a Consolidated Leverage Ratio of no more than 3.75 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and available liquidity of at least $30.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). The Consolidated Leverage Ratio is defined under our credit agreements to mean the ratio of our Consolidated Debt (as defined in the credit agreements) as of the last day of any fiscal quarter to our Adjusted EBITDA (as defined below) for the four fiscal quarter period ending on such date. Available Liquidity is a measure used under our credit agreements to mean the sum of the cash and borrowing capacity under our revolving credit facility that we have as of a given date. Adjusted EBITDA means Consolidated EBITDA as defined in our credit facilities to mean, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.
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
     In addition, our credit agreements contain various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; make certain acquisitions and investments; make capital expenditures above specified amounts; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; enter into a merger, consolidation or sale of assets; and cease our refining margin hedging program (our lenders have required us to obtain and maintain derivative contracts for fuel products margins in our fuel products segment for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production). On June 19 and 22, 2006, the Company amended its credit agreements to increase the amount of permitted capital expenditures with respect to the Shreveport refinery expansion project as well as annual capital expenditure limitations. Please read “—Capital Expenditures” above for the amendments we will seek in order to accommodate the increased capital expenditures we expect in connection with the completion of the Shreveport refinery expansion and other planned capital expenditures.
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. As of March 31, 2007, we believe we are in compliance with all debt covenants and has adequate liquidity to conduct its business.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty

in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the Interpretation on January 1, 2007. The adoption did not have a material effect on its financial position, results of operations or cash flow. Interest and penalties related to income taxes, if any, would be recorded in income tax expense on the condensed consolidated statements of operations. We had no unrecognized tax benefits as of March 31, 2007 and December 31, 2006. Our income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “Position”), which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities (turnaround costs) and requires the use of the direct expensing method, built-in overhaul method, or deferral method. The Position is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the change to cost of sales. As a result of the adoption of the Position, the Company has retrospectively adjusted prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the balance sheets, in lieu of accrued turnaround costs. The cumulative effect of the adoption of the Position on prior periods was $3.3 as of January 1, 2005. The adoption of the Position also resulted in a net decrease in cost of sales of $299 ($0.02 per limited partner unit) for the three months ended March 31, 2006 from the amounts previously reported.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that this Statement will have a material effect on its financial position, results of operations, or cash flow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.
     We are exposed to market risk from fluctuations in interest rates. As March 31, 2007, we had approximately $49.4 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of March 31, 2007 would be expected to have an impact on net income and cash flows for 2007 of approximately $0.5 million.
 Commodity Price Risk
     Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.
  Crude Oil Price Volatility
     We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $8.6 million and our fuel product segment cost of sales by $7.6 million on an annual basis based on our results for the three months ended March 31, 2007.

  Crude Oil Hedging Policy
     Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can take into account the cost of crude oil in setting prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments. Our policy is generally to enter into crude oil derivative contracts for three to nine months forward and for 50% to 75% of our anticipated crude oil purchases related to our specialty products production and for up to five years and no more than 75% of our fuel products purchases on average for each fiscal year.
  Natural Gas Price Volatility
     Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.0 million on an annual basis based on our results for the three months ended March 31, 2007.
  Natural Gas Hedging Policy
     In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% or more of our upcoming fall and winter months’ anticipated natural gas requirements.
  Fuel Products Selling Price Volatility
     We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1.00 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our forecasted fuel products segment sales by $7.3 million on an annual basis based on our results for the three months ended March 31, 2007.
  Fuel Products Hedging Policy
     In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, we enter into fuels product swap contracts. Our policy is to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production. Until March 31, 2006, the historical impact of fair value fluctuations in our derivative instruments has been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our consolidated statements of operations. Effective April 1, 2006, we have restructured and designated certain derivative contracts for our fuel products segment as cash flow hedges under SFAS 133 of gasoline, diesel, and jet fuel sales, and the effective portion of these hedges is recorded in accumulated other comprehensive income (loss) until the underlying transaction hedged is recognized in the consolidated statements of operations.
     The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. The decrease in the fair market value of our outstanding derivative instruments from a net asset of $37.8 million as of December 31, 2006 to a net liability of $33.3 million as of March 31, 2007 was due to increases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins during the first quarter of 2007. Please read “Derivatives” in Note 5 to our unaudited condensed consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.

  Existing Commodity Derivative Instruments
     The following tables provide information about our derivative instruments as of March 31, 2007:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2007	1,728,000	18,989	$64.68
Third Quarter 2007	1,742,000	18,935	65.51
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,509,000	23,249	67.20
Calendar Year 2009	7,847,500	21,500	66.06
Calendar Year 2010	6,752,500	18,500	67.07
Calendar Year 2011	728,500	1,996	65.59

Totals	29,049,500
Average price			$66.47

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2007	1,092,000	12,000	$80.74
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	5,124,000	14,000	82.07
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,380,000	12,000	80.11
Calendar Year 2011	638,000	1,748	76.93

Totals	18,183,000
Average price			$80.85

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2007	636,000	6,989	$71.38
Third Quarter 2007	640,000	6,957	72.67
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,385,000	9,249	75.87
Calendar Year 2009	3,102,500	8,500	73.39
Calendar Year 2010	2,372,500	6,500	75.07
Calendar Year 2011	90,500	248	70.87

Totals	10,866,500
Average price			$74.31
     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Second Quarter 2007	1,728,000	18,989	$12.62
Third Quarter 2007	1,742,000	18,935	12.66
Fourth Quarter 2007	1,742,000	18,935	12.66
Calendar Year 2008	8,509,000	23,249	12.40
Calendar Year 2009	7,847,500	21,500	11.64
Calendar Year 2010	6,752,500	18,500	11.27
Calendar Year 2011	728,500	1,996	10.74

Totals	29,049,500
Average price			$11.93

     The following tables provide information about our derivative instruments related to our specialty products segment as of March 31, 2007:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
April 2007	240,000	8,000	$42.25	$52.25	$62.25	$72.25
May 2007	248,000	8,000	46.03	56.03	66.03	76.03
June 2007	240,000	8,000	49.06	59.06	69.06	79.06

Totals	728,000
Average price			$45.78	$55.78	$65.78	$75.78

Natural Gas Swap Contracts by Expiration Dates	Mmbtu	$/MMbtu
Third Quarter 2007	100,000	$7.99
Fourth Quarter 2007	150,000	7.99
First Quarter 2008	150,000	7.99

Totals	400,000
Average price		$7.99
     As of May 2, 2007, the Company has added the following derivative instruments to the above transactions for our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Calendar Year 2009	365,000	1,000	$70.56
Calendar Year 2010	365,000	1,000	69.29
Calendar Year 2011	182,500	500	69.20

Totals	912,500
Average price			$63.78

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Calendar Year 2010	182,500	500	$83.58
Calendar Year 2011	182,500	500	82.20

Totals	365,000
Average price			$82.89

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Calendar Year 2009	365,000	500	$77.51
Calendar Year 2010	182,500	500	75.75

Totals	547,500
Average price			$76.92
     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Calendar Year 2009	365,000	1,000	$6.95
Calendar Year 2010	365,000	1,000	10.38
Calendar Year 2011	182,500	500	13.00

Totals	912,500
Average price			$9.53

     As of May 2, 2007, the Company has added the following derivative instruments to the above transactions for our specialty products segment:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
July 2007	248,000	8,000	$52.53	$62.53	$72.53	$82.53

Totals	248,000
Average price			$52.53	$62.53	$72.53	$82.53

Natural Gas Swap Contracts by Expiration Dates	Mmbtu	$/MMbtu
Third Quarter 2007	100,000	$8.97
Fourth Quarter 2007	150,000	8.97
First Quarter 2008	100,000	8.97

Totals	350,000
Average price		$8.97
Item 4T. Controls and Procedures
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
PART II
Item 1. Legal Proceedings
     We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Note 6 “Commitments and Contingencies” in Part I Item 1 “Financial Statements” for a description of our current regulatory matters related to the environment.
Item 1A. Risk Factors
     In addition to the other information included in this Quarterly Report on Form 10-Q and the risk factors reported in our Annual Report on Form 10-K for the period ended December 31, 2006, you should consider the following risk factor in evaluating our business and future prospects. If any of the risks contained in this Quarterly Report or our Annual Report occur, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be materially adversely affected.
     We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
     When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

     A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
     The following documents are filed as exhibits to this Form 10-Q:

Exhibit
Number		Description
10.1	—	Third Amendment , dated April 13, 2007 and effective April 23, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto.

10.2		Second Amendment, dated April 18, 2007 and effective April 20, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co. Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto.

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC, its general partner

By:	/s/ R. PATRICK MURRAY, II

R. Patrick Murray, II, Vice President, Chief Financial
Officer and Secretary of Calumet GP, LLC, general partner of
Calumet Specialty Products Partners, L.P.
(Authorized Person and Principal Accounting Officer)

Date: May 10, 2007

Index to Exhibits

Exhibit
Number		Description
10.1	—	Third Amendment , dated April 13, 2007 and effective April 23, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto.

10.2		Second Amendment, dated April 18, 2007 and effective April 20, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co. Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto.

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.