Form 10-Q
period 2007-06-30
Calumet Specialty Products Partners, L.P.
filed 2007-08-10
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 1, 2007, the registrant had 16,366,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — JUNE 30, 2007 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s expected completion date, its estimated cost, the resulting increases in production levels, our ability to amend our credit facilities to permit increased capital expenditures associated with the expansion project and (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, as well as other matters discussed in this Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this quarterly report and in our Annual Report on Form 10-K filed on February 23, 2007. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
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

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	As adjusted, See Note 2
	(In thousands)
ASSETS
Current assets:
Cash	$22,442	$80,955
Accounts receivable:
Trade, less allowance for doubtful accounts of $782 and $782, respectively	127,815	97,740
Other	972	1,260

	128,787	99,000

Inventories	102,451	110,985
Prepaid expenses	2,608	1,506
Derivative assets	—	40,802
Deposits and other current assets	21	1,961

Total current assets	256,309	335,209
Property, plant and equipment, net	291,784	191,732
Other noncurrent assets, net	6,169	4,710

Total assets	$554,262	$531,651

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$109,944	$78,752
Accrued salaries, wages and benefits	4,301	5,675
Taxes payable	7,911	7,038
Other current liabilities	1,904	2,424
Current portion of long-term debt	1,903	500
Derivative liabilities	52,906	2,995

Total current liabilities	178,869	97,384
Long-term debt, less current portion	50,935	49,000

Total liabilities	229,804	146,384
Commitments and contingencies
Partners’ capital:
Common unitholders (16,366,000 units issued and outstanding)	290,426	274,719
Subordinated unitholders (13,066,000 units issued and outstanding)	54,863	42,347
General partner’s interest	16,038	15,950
Accumulated other comprehensive income (loss)	(36,869)	52,251

Total partners’ capital	324,458	385,267

Total liabilities and partners’ capital	$554,262	$531,651

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June, 30
	2007	2006	2007	2006
		As adjusted, See		As adjusted, See
		Note 2		Note 2
	(In thousands except per unit data)
Sales	$421,726	$429,925	$772,839	$827,619
Cost of sales	361,255	371,465	657,333	717,910

Gross profit	60,471	58,460	115,506	109,709
Operating costs and expenses:
Selling, general and administrative	6,435	5,209	11,834	10,138
Transportation	14,048	14,595	27,617	28,502
Taxes other than income taxes	884	903	1,796	1,817
Other	162	168	342	284

Operating income	38,942	37,585	73,917	68,968

Other income (expense):
Interest expense	(1,113)	(2,157)	(2,128)	(6,133)
Interest income	569	51	1,559	245
Debt extinguishment costs	—	—	—	(2,967)
Realized loss on derivative instruments	(4,052)	(12,741)	(5,788)	(15,821)
Unrealized gain (loss) on derivative instruments	3,285	874	(1,492)	(16,841)
Other	42	(20)	(136)	(15)

Total other expense	(1,269)	(13,993)	(7,985)	(41,532)

Net income before income taxes	37,673	23,592	65,932	27,436
Income tax expense	255	52	305	66

Net income	$37,418	$23,540	$65,627	$27,370

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	—	—	—	4,408

Net income applicable to Calumet	37,418	23,540	65,627	22,962
Minimum quarterly distribution to common unitholders	(7,365)	(5,880)	(14,730)	(9,765)
General partner’s incentive distribution rights	(9,353)	(3,463)	(14,102)	(3,463)
General partner’s interest in net income	(297)	(264)	(594)	(252)
Common unitholders’ share of income in excess of minimum quarterly distribution	(8,076)	(4,027)	(13,592)	(4,027)

Limited partners’ interest in net income	$12,327	$9,906	$22,609	$5,455

Basic and diluted net income per limited partner unit:
Common	$0.94	$0.76	$1.73	$1.06
Subordinated	$0.94	$0.76	$1.73	$0.42
Weighted average limited partner common units outstanding — basic	16,366	13,066	16,366	13,007
Weighted average limited partner subordinated units outstanding — basic	13,066	13,066	13,066	13,066
Weighted average limited partner common units outstanding — diluted	16,368	13,066	16,368	13,007
Weighted average limited partner subordinated units outstanding — diluted	13,066	13,066	13,066	13,066
Cash distributions declared per common and subordinated unit	$0.63	$0.45	$1.23	$0.75
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners’ Capital
	Comprehensive	General	Limited Partners
	Income (Loss)	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2006 (As Adjusted, See Note 2)	$52,251	$15,950	$274,719	$42,347	$385,267
Comprehensive loss:
Net income		2,114	35,317	28,196	65,627
Cash flow hedge gain reclassified to net income	(5,221)	—	—	—	(5,221)
Change in fair value of cash flow hedges	(83,899)	—	—	—	(83,899)

Comprehensive loss					(23,493)
Amortization of phantom units		—	30	—	30
Distributions to partners		(2,026)	(19,640)	(15,680)	(37,346)

Balance at June 30, 2007	$(36,869)	$16,038	$290,426	$54,863	$324,458

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
		As adjusted, See
		Note 2
	(In thousands)
Operating activities
Net income	$65,627	$27,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,454	5,634
Amortization of turnaround costs	1,862	1,514
Debt extinguishment costs	—	2,967
Other non-cash activities	47	252
Changes in assets and liabilities:
Accounts receivable	(29,787)	(18,713)
Inventories	8,534	3,855
Prepaid expenses	(1,102)	7,593
Derivative activity	1,593	18,462
Deposits and other current assets	1,940	6,909
Other noncurrent assets	(4,238)	2,947
Accounts payable	31,207	42,799
Accrued salaries, wages and benefits	(1,374)	(5,023)
Taxes payable	873	1,060
Other current liabilities	(520)	1,169

Net cash provided by operating activities	82,116	98,795
Investing activities
Additions to property, plant and equipment	(103,109)	(22,453)
Proceeds from disposal of property, plant and equipment	49	80

Net cash used in investing activities	(103,060)	(22,373)
Financing activities
Repayment of borrowings, net — credit agreements with third parties	(223)	(208,992)
Proceeds from initial public offering, net	—	138,743
Contributions from Calumet GP, LLC	—	375
Cash distribution to Calumet Holding, LLC	—	(3,258)
Distributions to Predecessor partners	—	(6,900)
Distributions to partners	(37,346)	(8,000)

Net cash used in financing activities	(37,569)	(88,032)

Net decrease in cash	(58,513)	(11,610)
Cash at beginning of period	80,955	12,173

Cash at end of period	$22,442	$563

Supplemental disclosure of cash flow information
Interest paid	$4,087	$5,958

Income taxes paid	$100	$15

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except operating, unit and per unit data)
1. Partnership Organization and Basis of Presentation
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries (Predecessor) were contributed to Calumet. References to the Predecessor in these unaudited condensed consolidated financial statements refer to Calumet Lubricants Co., Limited Partnership and its subsidiaries. On July 5, 2006, the Partnership completed a follow-on public offering of its common units. See Note 7 for further discussion of the units sold and proceeds from these offerings. As of June 30, 2007, the Partnership had 16,366,000 common units, 13,066,000 subordinated units, and 600,653 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, solvents, waxes and fuels. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 23, 2007.
2. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the Interpretation on January 1, 2007. The adoption had no effect on the Company’s financial position, results of operations or cash flow. Interest and penalties related to income taxes, if any, would be recorded in income tax expense on the unaudited condensed consolidated statements of operations. The Company had no unrecognized tax benefits as of June 30, 2007 and December 31, 2006. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.
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
     The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has adjusted prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the consolidated balance sheets, in lieu of accrued turnaround costs. The cumulative effect of the adoption of the Position on prior periods was to increase partners’ capital by $3,318 as of January 1, 2005. The adoption of the Position resulted in a net decrease in cost of sales of $385 and $684, respectively, ($0.01 and $0.02, respectively, per limited partner unit) for the three and six months ended June 30, 2006 from the amount previously reported.
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
     In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the Position will have a material effect on its financial position, results of operations, or cash flow.
3. Inventory
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$31,649	$26,791
Work in process	23,543	30,130
Finished goods	47,259	54,064

	$102,451	$110,985

     The replacement cost of these inventories, based on current market values, would have been $65,468 and $46,711 higher at June 30, 2007 and December 31, 2006, respectively.
4. Shreveport Refinery Expansion
     The Company commenced an expansion project at its Shreveport refinery during the second quarter of 2006. Through June 30, 2007, the Company had incurred capital expenditures of $155,037 (including capitalized interest of $3,856 related to the expansion project, which is recorded to construction-in-progress, a component of property, plant and equipment. Total capital expenditures incurred for this expansion project includes leased components for certain refinery operating units that meet certain capital lease criteria. The Company capitalized a total of $3,537 related to this capital lease, representing the present value of the related lease payments, within property, plant and equipment on the condensed consolidated balance sheet. The Company also recorded a long-term lease obligation related to this capital lease within long-term debt and current portion of long-term debt on the condensed consolidated balance sheet.
     Management has estimated that the Company will incur approximately $45,000 of additional capital expenditures in 2007 related to the expansion project. The expansion project is expected to be completed in the third quarter of 2007 with production ramping up in the fourth quarter of 2007. Management continues to estimate the total cost of the Shreveport refinery expansion project will be approximately $200,000.
5. Derivatives
     The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the condensed consolidated balance sheets. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the condensed consolidated statements of operations. For the three months ended June 30, 2007 and 2006, the Company has recorded a derivative loss of $9,399 and $7,656, respectively, to sales and a derivative loss of $7,637 and a derivative gain of $3,013, respectively, to cost of sales. An interest rate swap loss of $1 and $6, respectively, for the three months ended June 30, 2007 and 2006, was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statements of operations.
     Effective April 1, 2006, the Company restructured and designated certain derivative contracts for its fuel products segment as cash flow hedges of gasoline, diesel, and jet fuel sales and crude oil purchases to the extent they qualified for hedge accounting, and the effective portion of these hedges is recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until the underlying transaction hedged is recognized in the consolidated statements of operations. Prior to this date, the historical impact of fair value fluctuations in the Company’s gasoline, diesel and crude oil derivative instruments for the fuel products segment had been reflected in the realized/unrealized gain (loss) on derivative instruments line items in the consolidated statements of operations. The Company utilizes third party valuations and published market data to determine the fair value of these derivatives. The decrease in realized and unrealized loss of $11,100 from the three months ended June 30, 2006 to the same period in the current year was primarily due to the unfavorable settlement of certain derivatives not designated as cash flow hedges during the three months ended June 20, 2006 with no such settlements in the current year.
     The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the six months ended ended June 30, 2007 and 2006 were gains of $3,514 and losses of $3,786, respectively, which were recorded to unrealized loss on derivative instruments in the condensed consolidated statements of operations.
     Comprehensive income (loss) for the Company consists of the changes in fair value of cash flow hedges that have not been reclassified to net income. Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$37,418	$23,540	$65,627	$27,370
Cash flow hedge (gain) loss reclassified to net income	230	(775)	(5,221)	(497)
Change in fair value of cash flow hedges	(22,045)	(22,081)	(83,899)	(22,357)

Total comprehensive income (loss)	$15,603	$684	$(23,493)	$4,516

     The effective portion of the hedges classified in accumulated other comprehensive income (loss) is ($36,869) as of June 30, 2007 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)
2007	$(12,161)
2008	(17,800)
2009	(6,802)
2010	282
2011	(369)
2012	(19)

Total	$(36,869)

     The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.
Crude Oil Collar Contracts
     The Company utilizes combinations of options to manage crude oil price risk and volatility of cash flows in its specialty products segment. These combinations of options are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for 50% to 75% of anticipated crude oil purchases related to its specialty products production. At June 30, 2007, the Company had the following derivatives related to crude oil purchases used in specialty products production.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
July 2007	248,000	8,000	$52.52	$62.52	$72.52	$82.52
August 2007	248,000	8,000	$51.54	$61.54	$71.54	$81.54
September 2007	240,000	8,000	$54.85	$64.85	$74.85	$84.85

Totals	736,000
Average price			$52.97	$62.97	$72.97	$82.97
     At December 31, 2006, the Company had the following derivatives related to crude oil purchases for its specialty products production.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2007	248,000	8,000	$48.66	$58.66	$68.66	$78.66
February 2007	224,000	8,000	49.28	59.28	69.28	79.28
March 2007	248,000	8,000	50.85	60.85	70.85	80.85

Totals	720,000
Average price			$49.61	$59.61	$69.61	$79.61
Crude Oil Swap Contracts
     The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude oil purchases used in fuels production. At June 30, 2007, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2007	1,773,000	19,272	65.54
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,692,000	23,749	67.20
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	1,731,500	4,744	67.64

Totals	29,633,500
Average price			$66.78
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
Diesel Swap Contracts
     At June 30, 2007, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 58,168 barrels in 2007. The Company recognized a loss of $256 in unrealized (loss) gain on derivative instruments in the consolidated statements of operations during the six months ended June 30, 2007 related to these barrels not designated as cash flow hedges.

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	5,307,000	14,500	82.11
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,458,500	3,996	79.70

Totals	18,459,500
Average price			$80.98
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
Gasoline Swap Contracts
     At June 30, 2007, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2007	671,000	7,293	73.54
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,385,000	9,249	75.87
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	273,000	748	75.30

Totals	11,174,000
Average price			$74.71

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
Natural Gas Swap Contracts
     The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirements. At June 30, 2007, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2007	600,000	$8.77
Fourth Quarter 2007	900,000	8.77
First Quarter 2008	850,000	8.76

Totals	2,350,000
Average price		$8.77
     At December 31, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	7.99
Fourth Quarter 2007	150,000	7.99
First Quarter 2008	150,000	7.99

Totals	1,000,000
Average price		$8.52
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
6. Commitments and Contingencies
     From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxing and regulatory authorities, such as the Louisiana Department of Environmental Quality (“LDEQ”), Environmental Protection Agency (“EPA”), Internal Revenue Service (“IRS”) and Occupational Safety and Health Administration, as the result of audits or reviews of the Company’s business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flow.
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

     Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the LDEQ has proposed penalties totaling $191 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; and (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency. The Company is currently in settlement negotiations with the LDEQ to resolve these matters, as well as a number of similar matters at the Princeton refinery, for which no penalty has yet been proposed. The Company anticipates that any penalties that may be assessed due to the alleged violations at its Princeton refinery as well as the aforementioned penalties related to the Cotton Valley refinery will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below.
     The Company has recently entered into discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is only in the beginning stages of discussion with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the Company’s discussions, the Company anticipates that it will ultimately be required to make emissions reductions requiring capital investments between an aggregate of $1,000 and $3,000 over a three to five year period at the Company’s three Louisiana refineries.
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
     On December 27, 2006, the LDEQ approved the Company’s application for a modification of its air emissions permit for the Shreveport refinery expansion. The Company was required to obtain approval of this modified air emissions permit from the LDEQ prior to commencing construction of the expansion activities. Upon receipt of the permit approval from the LDEQ, the Company commenced construction of the Shreveport refinery expansion project. The approval granted by the LDEQ for the Company’s application for a modified air quality permit was challenged by an individual on her own behalf and on behalf of a neighborhood group and was subsequently voluntarily dismissed on July 11, 2007.
Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of June 30, 2007 and December 31, 2006, the Company had outstanding standby letters of credit of $64,446 and $42,775, respectively, under its senior secured revolving credit facility. The Company also had a $50,000 letter of credit outstanding under the senior secured first lien letter of credit facility for its fuel products hedging program, which bears interest at 3.50%.

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
     Of the 16,366,000 common units outstanding at June 30, 2007, 10,604,985 are held by the public, with the remaining 5,761,015 held by affiliates. All of the 13,066,000 subordinated units are held by affiliates.
     The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and state income tax on their share of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. In January 2006, the Predecessor made its final distribution of $6,900 to its partners. Subsequent to January 31, 2006, Calumet’s distribution policy is as defined in the Partnership Agreement. During the six months ended June 30, 2007 and 2006, the Company made distributions of $37,346 and $8,000, respectively, to its partners.
     On July 13, 2007, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $19,850, for the three months ended June 30, 2007. The distribution will be paid on August 14, 2007 to unitholders of record as of the close of business on August 4, 2007. This quarterly distribution of $0.63 per unit equates to $2.52 per unit on an annualized basis.
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$227,215	$194,511	$421,726	$—	$421,726
Intersegment sales	155,085	8,266	163,351	(163,351)	—

Total sales	$382,300	$202,777	$585,077	$(163,351)	$421,726

Depreciation and amortization	4,775	—	4,775	—	4,775
Income from operations	21,019	17,923	38,942	—	38,942
Reconciling items to net income:
Interest expense					(1,113)
Interest income					569
Loss on derivative instruments					(767)
Other					42
Income tax expense					(255)

Net income					$37,418

Capital expenditures	$64,912	$—	$64,912	$—	$64,912

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2006	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$245,331	$184,594	$429,925	$—	$429,925
Intersegment sales	173,935	11,355	185,290	(185,290)	—

Total sales	$419,266	$195,949	$615,215	$(185,290)	$429,925

Depreciation and amortization	3,781	—	3,781	—	3,781
Income from operations	22,775	14,810	37,585	—	37,585
Reconciling items to net income :
Interest expense					(2,157)
Interest income					51
Debt extinguishment costs					—
Loss on derivative instruments					(11,867)
Other					(20)
Income tax expense					(52)

Net income				$—	23,540

Capital expenditures	$19,478	$—	$19,478	$—	$19,478

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$428,968	$343,871	$772,839	$—	$772,839
Intersegment sales	279,976	16,071	296,047	(296,047)	—

Total sales	$708,944	$359,942	$1,068,886	$(296,047)	$772,839

Depreciation and amortization	9,316	—	9,316	—	9,316
Income from operations	43,592	30,325	73,917	—	73,917
Reconciling items to net income:
Interest expense					(2,128)
Interest income					1,559
Loss on derivative instruments					(7,280)
Other					(136)
Income tax expense					(305)

Net income					65,627

Capital expenditures	$106,646	$—	$106,646	$—	$106,646

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2006	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$474,988	$352,631	$827,619	$—	$827,619
Intersegment sales	340,112	20,906	361,018	(361,018)	—

Total sales	$815,100	$373,537	$1,188,637	$(361,018)	$827,619

Depreciation and amortization	7,148	—	7,148	—	7,148
Income from operations	42,661	26,307	68,968	—	68,968
Reconciling items to net income:
Interest expense					(6,133)
Interest income					245
Debt extinguishment costs					(2,967)
Loss on derivative instruments					(32,662)
Other					(15)
Income tax expense					(66)

Net income					27,370

Capital expenditures	$22,453	$—	$22,453	$—	$22,453

	June 30,	December 31,
	2007	2006
Segment assets:
Specialty Products	$1,170,370	$973,854
Fuel Products	828,691	681,677

Combined segments	1,999,061	1,655,531
Eliminations	(1,444,799)	(1,123,880)

Total assets	$554,262	$531,651

b. Geographic Information
     International sales accounted for less than 10% of consolidated sales for each of the three and six months ended June 30, 2007 and 2006.
c. Product Information
     The Company offers products primarily in four general categories consisting of fuels, lubricants, solvents and waxes. Other includes asphalt and other by-products. The following table sets forth the major product category sales

	Three Months Ended June 30,
	2007	2006
Fuels	$194,242	$196,104
Lubricants	124,610	136,066
Solvents	52,344	52,031
Waxes	15,278	16,294
Other	35,252	29,430

Total sales	$421,726	$429,925

	Six Months Ended June 30,
	2007	2006
Fuels	$349,169	$374,707
Lubricants	241,340	268,975
Solvents	101,375	104,391
Waxes	25,634	31,748
Other	55,321	47,798

Total sales	$772,839	$827,619

d. Major Customers
     No customer represented 10% or greater of consolidated sales in each of the three months and six months ended June 30, 2007 and 2006.

9. Subsequent Events
     On July 13, 2007, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $19,850, for the three months ended June 30, 2007. The distribution will be paid on August 14, 2007 to unitholders of record as of the close of business on August 4, 2007. This quarterly distribution of $0.63 per unit equates to $2.52 per unit on an annualized basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”) when used in the present tense, prospectively or for historical periods since January 31, 2006 and Calumet Lubricants Co., Limited Partnership (“Predecessor”) for historical periods prior to January 31, 2006 where applicable. The following discussion analyzes the financial condition and results of operations of Calumet for the three and six months ended June 30, 2007 and 2006. The financial condition and results of operations for the three months ended March 31, 2006 are of Calumet and include the results of operation of the Predecessor from January 1, 2006 to January 31, 2006. Unitholders should read the following discussion of the financial condition and results of operations for Calumet and the Predecessor in conjunction with the historical condensed consolidated financial statements and notes of Calumet and the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three and six months ended June 30, 2007, approximately 67.1% and 70.5%, respectively of our gross profit was generated from our specialty products segment and approximately 32.9% and 29.5%, respectively of our gross profit was generated from our fuel products segment.
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
     Our primary raw material is crude oil and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and maintenance capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and sales of fuel products. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of June 30, 2007, we have hedged approximately 29 million barrels of fuel products through December 2011 at an average refining margin of $11.83 per barrel and average refining margins range from a low of $11.05 in the first and second quarters of 2011 to a high of $12.86 in the third quarter of 2007. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our hedge positions.
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
     Production yields. We seek the optimal product mix for each barrel of crude oil we refine in order to maximize our gross profit and minimize lower margin by-products which we refer to as production yield.
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
Second Quarter 2007 and Six Months Ended June 30, 2007 Results of Operations
     The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total sales volume (bpd)(1)	49,736	50,747	46,586	51,425
Total feedstock runs (bpd)(2)	49,488	53,363	47,465	52,869
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	11,495	12,101	10,795	11,899
Solvents	4,994	5,671	5,095	5,012
Waxes	1,337	1,226	1,121	1,186
Fuels	2,022	2,612	2,080	2,561
Asphalt and other by-products	6,723	7,911	5,885	6,742

Total	26,571	29,521	24,976	27,400

Fuel products:
Gasoline	6,660	8,987	7,245	9,491
Diesel	5,433	7,018	5,281	7,369
Jet fuel	7,962	6,581	7,563	6,942
By-products	2,255	604	1,724	452

Total	22,310	23,190	21,813	24,254

Total refinery production	48,881	52,711	46,789	51,654

(1)	Total sales volume includes sales from the production of our refineries, sales of purchased products and sales of inventories.

(2)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries. The decrease in feedstock runs for the three and six months ended June 30, 2007 was partially due to unscheduled downtime of certain operating units at our Shreveport refinery in the second quarter of 2007, with no comparable activities in the second quarter of 2006. Feedstock runs for the six months ended June 30, 2007 were also negatively affected by turnarounds performed at our Shreveport and Princeton refineries in the first quarter of 2007, with no similar activities in the comparable period in 2006.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

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

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		As adjusted (1)		As adjusted (1)
	(In millions)		(In millions)
Sales	$421.7	$429.9	$772.8	$827.6
Cost of sales	361.3	371.5	657.3	717.9

Gross profit	60.4	58.4	115.5	109.7

Operating costs and expenses:
Selling, general and administrative	6.4	5.2	11.8	10.1
Transportation	14.0	14.6	27.6	28.5
Taxes other than income taxes	0.9	0.9	1.8	1.8
Other	0.2	0.2	0.4	0.3

Operating income	38.9	37.5	73.9	69.0

Other expense:
Interest expense	(1.1)	(2.1)	(2.2)	(6.1)
Interest income	0.6	—	1.6	0.2
Debt extinguishment costs	—	—	—	(3.0)
Realized loss on derivative instruments	(4.0)	(12.7)	(5.8)	(15.8)
Unrealized gain (loss) on derivative instruments	3.3	0.9	(1.5)	(16.8)
Other	—	—	(0.1)	—

Total other income (expense)	(1.2)	(13.9)	(8.0)	(41.5)

Net income before income taxes	37.7	23.6	65.9	27.5
Income taxes	0.3	0.1	0.3	0.1

Net income	$37.4	$23.5	$65.6	$27.4

EBITDA	$42.5	$28.7	$75.3	$42.2

Adjusted EBITDA	$43.5	$29.4	$75.9	$55.5

(1)	As a result of the adoption of FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007, the Company recorded a reduction to cost of sales of $0.7 million for the six months ended June 30, 2006 and $0.4 million for the three months ended June 30, 2007.

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

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		As adjusted (1)		As adjusted (1)
	(In millions)		(in millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income	$37.4	$23.5	$65.6	$27.4
Add:
Interest expense and debt extinguishment costs	1.1	2.1	2.2	9.1
Depreciation and amortization	3.7	3.0	7.2	5.6
Income tax expense	0.3	0.1	0.3	0.1

EBITDA	$42.5	$28.7	$75.3	$42.2

Add:
Unrealized gain (loss) from mark to market accounting for hedging activities	$(2.2)	$(0.1)	$1.5	$17.5
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	3.2	0.8	(0.9)	(4.2)

Adjusted EBITDA	$43.5	$29.4	$75.9	$55.5

	Six Months Ended
	June 30,
	2007	2006
		As adjusted (1)
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by operating activities:
Adjusted EBITDA	$75.9	$55.5
Add:
Unrealized loss from mark to market accounting for hedging activities	$(1.5)	$(17.5)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	0.9	4.2

EBITDA	$75.3	$42.2

Add:
Interest expense and debt extinguishment costs, net	(2.1)	(9.1)
Income tax expense	(0.3)	(0.1)
Provision for doubtful accounts	—	0.2
Debt extinguishment costs	—	3.0
Changes in assets and liabilities:
Accounts receivable	(29.7)	(18.7)
Inventory	8.5	3.9
Other current assets	0.8	14.5
Derivative activity	1.6	18.4
Accounts payable	31.2	42.8
Other current liabilities	(1.0)	(2.8)
Other, including changes in noncurrent assets and liabilities	(2.2)	4.5

Net cash provided by operating activities	$82.1	$98.8

(1)	As a result of the adoption of FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007, the Company recorded a reduction to cost of sales of $0.7 million for the six months ended June 30, 2006, which resulted in an increase in EBITDA for the three months ended June 30, 2006 by the same amount. The adjustment did not have an effect on Adjusted EBITDA for three months and six ended June 30, 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Sales. Sales decreased $8.2 million, or 1.9%, to $421.7 million in the three months ended June 30, 2007 from $429.9 million in the three months ended June 30, 2006. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2007	2006	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$124.6	$136.1	(8.4%)
Solvents	52.3	52.0	0.6%
Waxes	15.3	16.3	(6.2%)
Fuels(1)	14.5	14.3	1.6%
Asphalt and by-products(2)	20.5	26.6	(23.2%)

Total specialty products	$227.2	$245.3	(7.4%)

Total specialty products volume (in barrels)	2,247,000	2,440,000	(8.0%)
Fuel products:
Gasoline	$76.3	$77.7	(1.8%)
Diesel	50.0	57.0	(12.2%)
Jet fuel	53.4	47.1	13.3%
By-products(3)	14.8	2.8	433.1%

Total fuel products	$194.5	$184.6	5.4%

Total fuel products sales volumes (in barrels)	2,279,000	2,178,000	4.6%
Total sales	$421.7	$429.9	(1.9%)

Total sales volumes (in barrels)	4,526,000	4,618,000	(2.0%)

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $8.2 million decrease in sales resulted from a $18.1 million decrease in sales by our specialty products segment offset by a $9.9 million increase in sales by our fuel products segment.
     Specialty products segment sales for the three months ended June 30, 2007 decreased $18.1 million, or 7.4%, primarily due to an 8.0% decrease in volumes sold, from approximately 2.4 million barrels in the second quarter of 2006 to 2.2 million barrels in the second quarter of 2007. This decrease was primarily driven by decreased sales volume of 0.1 million barrels for lubricating oils due to reduced crude runs resulting from unscheduled downtime of certain operating units at our Shreveport refinery. Further decreases in sales resulted from a 10.0% decrease in the average selling price per barrel of asphalt and by-products as compared to a 7.3% decrease in the average cost of crude, primarily driven by market demand for asphalt. This decrease was partially offset by slight sales price increases for all other specialty products.
     Fuel products segment sales for the three months ended June 30, 2007 increased $9.9 million, or 5.4%, primarily due to a 1.4% increase in the average selling price per barrel as compared to a 7.1% decrease in the average cost of crude primarily driven by increases in gasoline sales prices due to market conditions. Fuel products sales were also positively affected by a 4.6% increase in volumes sold, from approximately 2.2 million barrels in the second quarter of 2006 to 2.3 million barrels in the second quarter of 2007. This increase was primarily due to a 0.2 million barrel increase in by-products sales volume primarily due to unscheduled downtime of certain operating units at our Shreveport refinery during the three months ended June 30, 2007, with no similar activities during the same period in 2006. This increase was offset by a decrease in diesel sales volume offset by increased jet fuel sales volume due to increases in jet fuel pricing relative to diesel pricing. These increases in sales were partially offset by the recognition of $1.7 million of increased derivative losses on our fuel products cash flow hedges recorded in sales from the three months ended June 30, 2007 as compared to the same period in 2006.
     Gross Profit. Gross profit increased $2.0 million, or 3.4%, to $60.5 million for the three months ended June 30, 2007 from $58.5 million (as adjusted) for the three months ended June 30, 2006. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended June 30,
	2007	2006	% Change
	(As adjusted)
	(Dollars in millions)
Gross profit by segment:
Specialty products	$40.6	$40.9	(0.8%)
Percentage of sales	17.9%	16.7%
Fuel products	$19.9	$17.6	13.4%
Percentage of sales	10.2%	9.5%
Total gross profit	$60.5	$58.5	3.4%
Percentage of sales	14.3%	13.6%
     This $2.0 million increase in total gross profit includes a decrease in gross profit of $0.3 million in our specialty product segment offset by an increase in gross profit of $2.3 million in our fuel products segment.
     The decrease in our specialty products segment gross profit was primarily due an 8.0% decrease in volumes sold, from approximately 2.4 million barrels in the second quarter of 2006 to 2.2 million barrels in the second quarter of 2007. This decrease was primarily driven by decreased sales volume of 0.1 million barrels for lubricating oils due to reduced crude runs resulting from unscheduled downtime on certain operating units at our Shreveport refinery. The decrease due to lower sales volume was offset by a 0.6% increase in specialty products sales prices as compared to a decrease in the average cost of crude of 7.3%. In addition, specialty products segment gross profit was negatively affected by a $0.6 million decrease in derivative gains recognized on our cash flow hedges of crude oil and natural gas purchases from the three months ended June 30, 2007 as compared to the same period in 2006.
     The increase in our fuel products segment gross profit was primarily driven by a 1.4% increase in the average selling price of fuel products as compared to a decrease in the average cost of crude of 7.1%. Fuel products segment gross profit was also positively affected by a 4.6% increase in volumes sold, from approximately 2.2 million barrels in the second quarter of 2006 to 2.3 million barrels in the second quarter of 2007. This increase was primarily due to a 0.2 million barrel increase in by-products sales volume primarily due to unscheduled downtime of certain operating units at our Shreveport refinery during the three months ended June 30, 2007, with no similar activities during the same period in 2006. These increases in fuel products segment gross profit were offset by an $11.8 million increase in derivative losses recognized on our cash flow hedges of fuel products sales and crude oil purchases for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
     Selling, general and administrative. Selling, general and administrative expenses increased $1.2 million, or 23.5%, to $6.4 million in the three months ended June 30, 2007 from $5.2 million in the three months ended June 30, 2006. This increase was primarily due to increased employee incentive compensation costs and an increase in headcount, as well as increased costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 compliance.
     Transportation. Transportation expenses decreased $0.5 million, or 3.7%, to $14.0 million in the three months ended June 30, 2007 from $14.6 million in the three months ended June 30, 2006. This decrease in transportation expense is primarily due to a 7.9% decrease in sales volume for the specialty products segment, offset by significant price increases for rail services that became effective during the third quarter of 2006. The majority of our transportation expenses are reimbursed by our customers and are reflected in sales in the consolidated statements of operations.
     Interest expense. Interest expense decreased $1.0 million, or 48.4%, to $1.1 million in the three months ended June 30, 2007 from $2.2 million in the three months ended June 30, 2006. This decrease was primarily due to the repayment of all outstanding borrowings on the revolving credit facility subsequent to the second quarter of 2006.
     Interest income. Interest income increased $0.5 million to $0.6 million in the three months ended June 30, 2007 from $0.1 million in the three months ended June 30, 2006. This increase was primarily due to the investment of both the remaining proceeds from our follow-on public offering completed in July 2006 and cash flow from operations. The Company did not have significant cash or cash equivalent balances in the second quarter of 2006 and, as a result, earned less interest income.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $8.7 million to $4.1 million in the three months ended June 30, 2007 from $12.7 million for the three months ended June 30, 2006. This decreased loss was primarily the result of the unfavorable settlement in the second quarter of 2006 of certain derivatives not designated as cash flow hedges, with no similar derivatives settlements during the same period in 2007.

     Unrealized gain (loss) on derivative instruments. Unrealized gain on derivative instruments increased $2.4 million to $3.3 million in the three months ended June 30, 2007 from $0.9 million for the three months ended June 30, 2006. This increased gain in the current year is primarily the result of the reclassification to realized loss on derivative instrument of the settlement value of certain expired derivative contracts that were recorded to unrealized gain on derivative instruments in the prior period.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2007
     Sales. Sales decreased $54.8 million, or 6.6%, to $772.8 million in the six months ended June 30, 2007 from $827.6 million in the six months ended June 30, 2006. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2007	2006	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$241.3	$269.0	(10.3%)
Solvents	101.4	104.4	(2.9%)
Waxes	25.6	31.7	(19.3%)
Fuels(1)	26.0	26.1	(0.2%)
Asphalt and by-products(2)	34.6	43.8	(21.0%)

Total specialty products	$428.9	$475.0	(9.7%)

Total specialty products volume (in barrels)	4,319,000	4,857,000	(11.0%)
Fuel products:
Gasoline	$130.3	$149.7	(12.9%)
Diesel	100.2	112.9	(11.3%)
Jet fuel	92.7	86.0	(7.7%)
By-products(3)	20.7	4.0	(419.0%)

Total fuel products	$343.9	$352.6	(2.5%)

Total fuel products sales volumes (in barrels)	4,113,000	4,451,000	(7.7%)
Total sales	$772.8	$827.6	(6.6%)

Total sales volumes (in barrels)	8,432,000	9,308,000	(9.4%)

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $54.8 million decrease in sales resulted from a $46.1 million decrease in sales by our specialty products segment and a $8.7 million decrease in our fuel products segment.
     Specialty products segment sales for the six months ended June 30, 2007 decreased $46.1 million, or 9.7%, primarily due to a 11.0% decrease in volumes sold, from approximately 4.9 million barrels in the six months ended June 30, 2006 to 4.3 million barrels in the six months ended June 30, 2007 primarily due to decreased combined volume of 0.4 million barrels for lubricating oils and asphalt and by-products due to turnaround activities at our Shreveport and Princeton refineries as well as unscheduled downtime of certain operating units at our Shreveport refinery. The decrease due to sales volume was partially offset by a 1.5% increase in the average selling price per barrel as compared to a 7.4% decrease in the overall cost of crude per barrel. This increase was primarily due to sales price increases for lubricating oils, offset by price sales price decreases for asphalt and by-products due to market conditions.
     Fuel products segment sales for the six months ended June 30, 2007 decreased $8.7 million, or 2.5%, primarily due to a 7.7% decrease in sales volumes, from approximately 4.5 million barrels in the six months ended June 30, 2006 to 4.1 million barrels in the six months ended June 30, 2007, due primarily to scheduled turnaround activities at our Shreveport refinery in the first quarter of 2007. The decrease due to reduced sales volume was offset by a 0.8% increase in the average selling price per barrel as compared to a 7.2% decrease in the overall cost of crude. The increase sales price per barrel was primarily a result of increased commodity prices for gasoline. Fuel products segment sales were also positively affected by a $16.1 million decrease in derivative losses on our fuel products cash flow hedges recorded in sales.

     Gross Profit. Gross profit increased $5.8 million, or 5.3%, to $115.5 million for the six months ended June 30, 2007 from $109.7 million for the six months ended June 30, 2006. Gross profit for our specialty and fuel products segments were as follows:

	Six Months Ended June 30,
	2007	2006	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$81.4	$78.3	4.0%
Percentage of sales	19.0%	16.5%
Fuel products	$34.1	$31.4	8.5%
Percentage of sales	9.9%	8.9%
Total gross profit	$115.5	$109.7	5.3%
Percentage of sales	14.9%	13.3%
     This $5.8 million increase in total gross profit includes an increase in gross profit of $3.1 million in our specialty product segment and $2.7 million in our fuels product segment.
     The increase in our specialty products segment gross profit was primarily due to a 1.5% increase in the average selling price per barrel as compared to a 7.4% decrease in the overall cost of crude per barrel. This increase in sales prices was primarily due to increased pricing for lubricating oils. This increase was offset by a 11.0% decrease in volumes sold, from approximately 4.9 million barrels in the six months ended June 30, 2006 to 4.3 million barrels in the six months ended June 30, 2007 primarily due to a combined decrease of 0.4 million barrels for lubricating oils and asphalt and by-products. In addition, specialty products segment gross profit was negatively affected by a $2.8 million increase in derivative losses recognized on our cash flow hedges of crude oil and natural gas purchases.
     The increase in our fuel products segment gross profit was primarily driven by a 0.8% increase in the average selling price of fuel products as compared to a decrease in the average cost of crude of 7.2%, primarily driven by increased sales prices for gasoline. The increase due to sales prices was offset by a 7.7% decrease in sales volumes, from approximately 4.5 million barrels in the six months ended June 30, 2006 to 4.1 million barrels in the six months ended June 30, 2007, due primarily to scheduled turnaround activities at our Shreveport refinery in the first quarter of 2007. Fuel products segment gross profit was also negatively affected by a $12.4 million increase in derivative losses recognized on our cash flow hedges of fuel products sales and crude oil purchases for the three months ended June 30, 2007 as compared to three months ended June 30, 2006. In 2006, the majority of derivative losses were recorded to realized gain (loss) on derivative instruments upon settlement.
     Selling, general and administrative. Selling, general and administrative expenses increased $1.7 million, or 16.8%, to $11.8 million in the six months ended June 30, 2007 from $10.1 million in the six months ended June 30, 2006. This increase was primarily due to increased employee incentive compensation costs and an increase in headcount, as well as increased costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 compliance.
     Transportation. Transportation expenses decreased $0.9 million, or 3.1%, to $27.6 million in the six months ended June 30, 2007 from $28.5 million in the six months ended June 30, 2006. This decrease in transportation expense is primarily due to an 11.1% decrease in sales volume for the specialty products segment, offset by significant price increases for rail services that became effective during the third quarter of 2006. The majority of our transportation expenses are reimbursed by our customers and are reflected in sales in the condensed consolidated statements of operations.
     Interest expense. Interest expense decreased $4.0 million, or 65.3%, to $2.1 million in the six months ended June 30, 2007 from $6.1 million in the six months ended June 30, 2006. This decrease was primarily due to the repayment of debt with the proceeds of the initial public offering, which closed on January 31, 2006, as well as repayment of outstanding borrowings on the revolving credit facility subsequent to the second quarter of 2006.
     Debt extinguishment costs. Debt extinguishment costs were $3.0 million in the six months ended June 30, 2006 and we incurred no such expenses in the same period in 2007. The expenses recorded in 2006 resulted from the repayment of a portion of borrowings under Calumet’s term loan facility using the proceeds of the initial public offering, which closed on January 31, 2006.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $10.0 million to $5.8 million in the six months ended June 30, 2007 from $15.8 million in the six months ended June 30, 2006. This decreased loss was primarily the result of the designation of certain derivatives as cash flow hedges. Thus, the settlement value of these derivatives is reflected in gross profit in the current period as compared to realized loss on derivative instruments during the first quarter of 2006. The decreased loss was also due to the unfavorable settlement in the second quarter of 2006 of certain derivatives not designated as cash flow hedges, with no similar derivatives settlements during the same period in 2007.
     Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased $15.3 million, to $1.5 million in the six months ended June 30, 2007 from $16.8 million for the six months ended June 30, 2006. This decrease was primarily due to the market change of certain derivative instruments not designated as cash flow hedges being recorded to unrealized loss on derivative instruments in the prior year with no similar derivative instruments designated as cash for hedges during the same period in 2007.
Liquidity and Capital Resources
     Our principal sources of cash have included cash flow from operations, proceeds from public offerings, issuance of private debt and bank borrowings. Principal historical uses of cash have included capital expenditures, growth in working capital, distributions and debt service. We expect that our principal uses of cash in the future will be for working capital, distributions to our limited partners and general partner, debt service and expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. We frequently enter into confidentiality agreements, letters of intent and other preliminary agreements with third parties in the ordinary course of business as we evaluate potential growth opportunities for our business. Our compliance with these agreements could result in additional costs, such as engineering fees, legal fees, consulting fees, and/or termination fees that we do not anticipate to be material to our liquidity or operations.
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
     The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended
	June 30,
	2007	2006
	(In millions)
Net cash provided by operating activities	$82.1	$98.8
Net cash used in investing activities	(103.1)	(22.4)
Net cash used in financing activities	$(37.6)	$(88.0)
     Operating Activities. Operating activities provided $82.1 million in cash during the six months ended June 30, 2007 compared to $98.8 million during the six months ended June 30, 2006. The cash provided by operating activities during the six months ended June 30, 2007 primarily consisted of net income after adjusting for non-cash items of $75.0 million and a $7.1 million increase due to changes in working capital. Net income after adjustments for non-cash items increased to $75.0 million in 2007 from $37.7 million in 2006 primarily as a result of an increase in net income of $38.3 million. The decrease due to changes in working capital was primarily due to a $30.2 million increase in current liabilities due primarily to increases in accounts payable due to increase in the cost of crude oil, offset by a $20.4 million increase in current assets primarily due to higher accounts receivable.
     Investing Activities. Cash used in investing activities increased to $103.1 million during the six months ended June 30, 2007 compared to a use of $22.4 million during the six months ended June 30, 2006. This increase was primarily due to the $86.6 million of additions to property, plant and equipment related to the Shreveport refinery expansion project during the six months ended June 30, 2007 as compared to $17.5 million incurred for this expansion project during the same period in 2006.
     Financing Activities. Financing activities used cash of $37.6 million for the six months ended June 30, 2007 compared to using $88.0 million for the six months ended June 30, 2006. This decrease is primarily due to the repayment of debt in the first quarter of 2006 using the proceeds of our initial public offering and cash provided by operations with no similar transactions in the first quarter of 2007. This decrease was offset by increased distributions to partners, from $14.9 million combined in the first and second quarters of 2006 to $37.3 million combined in the first and second quarter of 2007.
     On July 13, 2007, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $19.9 million, for the three months ended June 30, 2007. The distribution will be paid on August 14, 2007 to unitholders of record as of the close of business on August 4, 2007. This quarterly distribution of $0.63 per unit equates to $2.52 per unit on an annualized basis.

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

	Six Months Ended
	June 30,
	2007	2006
	(in millions)
Capital improvement expenditures	$99.1	$20.2
Replacement capital expenditures	$5.0	$1.2
Environmental capital expenditures	$2.5	$1.1

Total	$106.6	$22.5

     We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand. Until the Shreveport expansion project is complete, our ability to raise additional capital through the sale of common units is limited to 3,233,000 units.
     Capital improvement expenditures for the six months ended June 30, 2007 of $99.1 million were primarily related to the expansion project at our Shreveport refinery to increase its throughput capacity and its production of specialty products. The expansion project involves several of the refinery’s operating units and is estimated to result in a crude oil throughput capacity increase of approximately 15,000 bpd, bringing total crude oil throughput capacity of the refinery to approximately 57,000 bpd. The expansion is expected to be completed in the third quarter of 2007 with production ramping up during the fourth quarter of 2007.
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
     During the second quarter of 2006, we began purchasing equipment for the Shreveport expansion project and have incurred a total of $155.0 million on capital expenditures for the expansion as of June 30, 2007, with $90.2 million of capital expenditures incurred in the six months ended June 30, 2007. In July 2006, we completed a follow-on public offering of 3.3 million common units raising $103.5 million to fund a significant portion of this project. Management estimates that Calumet will incur an additional $45.0 million of capital expenditures in the third and fourth quarter of 2007 on the expansion project. We continue to estimate the total cost of the Shreveport refinery expansion project will be approximately $200.0 million. Cash on hand from the follow-on offering, cash flow from operations and borrowings under the secured revolving credit facility, to the extent necessary, are expected to fund these expenditures.
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
     The approval granted by the LDEQ for the Company’s application for a modified air quality permit was challenged by an individual on her own behalf and on behalf of a neighborhood group and was subsequently voluntarily dismissed on July 11, 2007.
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
     The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. At June 30, 2007, we had borrowings of $49.3 million under our term loan and no borrowings under our revolving credit facility. Our letters of credit outstanding as of June 30, 2007 were $64.4 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility to support crack spread hedging.
     The secured revolving credit facility currently bears interest at prime or LIBOR plus 100 basis points (which basis point margin may fluctuate), has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in December 2010. On June 30, 2007, we had availability on our revolving credit facility of $153.0 million, based upon its $217.5 million borrowing base, $64.4 million in outstanding letters of credit, and no outstanding borrowings.
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
     The credit facilities permit us to make distributions to our unitholders as long as we are not in default or would not be in default following the distribution. Under the credit facilities, we are obligated to comply with certain financial covenants requiring us to maintain a Consolidated Leverage Ratio of no more than 3.75 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and available liquidity of at least $30.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). The Consolidated Leverage Ratio is defined under our credit agreements to mean the ratio of our Consolidated Debt (as defined in the credit agreements) as of the last day of any fiscal quarter to our Adjusted EBITDA (as defined below) for the last four fiscal quarter periods ending on such date. Available Liquidity is a measure used under our credit agreements to mean the sum of the cash and borrowing capacity under our revolving credit facility that we have as of a given date. Adjusted EBITDA means Consolidated EBITDA as defined in our credit facilities to mean, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.
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
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. As of June 30, 2007, we believe we are in compliance with all debt covenants and have adequate liquidity to conduct our business.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the Interpretation on January 1, 2007. The adoption did not have a material effect on its financial position, results of operations or cash flow. Interest and penalties related to income taxes, if any, would be recorded in income tax expense on the condensed consolidated statements of operations. We had no unrecognized tax benefits as of June 30, 2007 and December 31, 2006. Our income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.
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

     The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has adjusted prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the consolidated balance sheets, in lieu of accrued turnaround costs. The cumulative effect of the adoption of the Position on prior periods was to increase partners’ capital by $3.3 million as of January 1, 2005. The adoption of the Position resulted in a net decrease in cost of sales of $0.4 million and $0.7 million, respectively ($0.01 and $0.02, respectively, per limited partner unit), for the three and six months ended June 30, 2006 from the amount previously reported.
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
     In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the Position will have a material effect on its financial position, results of operations, or cash flow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.
     We are exposed to market risk from fluctuations in interest rates. As June 30, 2007, we had approximately $49.3 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of June 30, 2007 would be expected to have an impact on net income and cash flows for 2007 of approximately $0.5 million.
Commodity Price Risk
     Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.
Crude Oil Price Volatility
     We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $9.3 million and our fuel product segment cost of sales by $9.4 million on an annual basis based on our results for the three months ended June 30, 2007.
Crude Oil Hedging Policy
     We typically do not set prices for our specialty products in advance of our crude oil purchases; thus, we can take into account the cost of crude oil in setting our specialty products prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments. Our policy is generally to enter into crude oil derivative contracts for three to nine months forward and for 50% to 75% of our anticipated crude oil purchases related to our specialty products production and for up to five years and no more than 75% of our crude oil purchases related to fuel products production on average for each fiscal year.
Natural Gas Price Volatility
     Natural gas purchases comprise a significant component of our cost of sales. As a result, changes in the price of natural gas can significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.0 million on an annual basis based on our results for the three months ended June 30, 2007.
Natural Gas Hedging Policy
     In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% or more of our upcoming fall and winter months’ anticipated natural gas requirements.
Fuel Products Selling Price Volatility
     We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1.00 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our forecasted fuel products segment sales by $9.4 million on an annual basis based on our results for the three months ended June 30, 2007.
Fuel Products Hedging Policy
     In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, we enter into fuels product swap contracts. Our policy is to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production. Until March 31, 2006, the historical impact of fair value fluctuations in our derivative instruments has been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our consolidated statements of operations. Effective April 1, 2006, we restructured and designated certain derivative contracts for our fuel products segment as cash flow hedges under SFAS 133 of gasoline, diesel, and jet fuel sales, and the effective portion of these hedges is recorded in accumulated other comprehensive income (loss) until the underlying transaction hedged is recognized in the consolidated statements of operations.
     The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. The decrease in the fair market value of our outstanding derivative instruments from a net asset of $37.8 million as of December 31, 2006 to a net liability of $52.9 million as of June 30, 2007 was due to increases during 2007 in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins. Please read “Derivatives” in Note 5 to our unaudited condensed consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.
Existing Commodity Derivative Instruments
     The following tables provide information about our derivative instruments as of June 30, 2007:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2007	1,773,000	19,272	65.54
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,692,000	23,749	67.20
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	1,731,500	4,744	67.64

Totals	29,633,500
Average price			$66.78

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2007	1,102,000	11,978	81.36
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	5,307,000	14,500	82.11
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,458,500	3,996	79.70

Totals	18,459,500
Average price			$80.98

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2007	671,000	7,293	73.54
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,385,000	9,249	75.87
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	273,000	748	75.30

Totals	11,174,000
Average price			$74.71
     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Third Quarter 2007	1,773,000	19,272	12.86
Fourth Quarter 2007	1,742,000	18,935	12.66
Calendar Year 2008	8,692,000	23,749	12.48
Calendar Year 2009	8,212,500	22,500	11.43
Calendar Year 2010	7,482,500	20,500	11.20
Calendar Year 2011	1,731,500	4,744	11.37

Totals	29,633,500
Average price			$11.83
     The following tables provide information about our derivative instruments related to our specialty products segment as of June 30, 2007:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
July 2007	248,000	8,000	$52.52	$62.52	$72.52	$82.52
August 2007	248,000	8,000	$51.54	$61.54	$71.54	$81.54
September 2007	240,000	8,000	$54.85	$64.85	$74.85	$84.85

Totals	736,000
Average price			$52.97	$62.97	$72.97	$82.97

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2007	600,000	$8.77
Fourth Quarter 2007	900,000	8.77
First Quarter 2008	850,000	8.76

Totals	2,350,000
Average price		$8.77

     As of August 1, 2007, the Company has added the following derivative instruments to the above transactions for our specialty products segment:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
Oct 2007	248,000	8,000	$59.06	$69.06	$79.06	$89.06

Totals	248,000
Average price			$59.06	$69.06	$79.06	$89.06
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
PART II
Item 1. Legal Proceedings
     We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal or regulatory proceedings and litigation arising in the ordinary course of business. Please see Note 6 “Commitments and Contingencies” in Part I Item 1 “Financial Statements” for a description of our current regulatory matters related to the environment.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are filed as exhibits to this Form 10-Q:

Exhibit
Number		Description
10.1	—	Third Amendment , dated April 13, 2007 and effective April 23, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).

10.2		Second Amendment, dated April 18, 2007 and effective April 20, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co. Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC,
its general partner

By:	/s/ R. Patrick Murray R. Patrick Murray, II, Vice President, Chief Financial
Officer and Secretary of Calumet GP, LLC, general partner of Calumet Specialty Products Partners, L.P.
(Authorized Person and Principal Accounting Officer)

Date: August 10, 2007

Index to Exhibits

Exhibit
Number		Description
10.1	—	Third Amendment , dated April 13, 2007 and effective April 23, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).

10.2		Second Amendment, dated April 18, 2007 and effective April 20, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co. Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.