Form 10-Q
period 2007-09-30
Calumet Specialty Products Partners, L.P.
filed 2007-11-08
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     At November 1, 2007, the registrant had 16,366,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — SEPTEMBER 30, 2007 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s expected completion date, its estimated cost and the resulting increases in production levels (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities and (iii) Penreco estimated purchase price, potential financing, closing timeline and all other discussion of the Penreco acquisition, as well as other matters discussed in this Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this quarterly report and in our 2006 Annual Report on Form 10-K filed on February 23, 2007, as revised and reported on our Current Report on Form 8-K filed on November 6, 2007. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
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

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash	$28	$80,955
Accounts receivable:
Trade	115,008	97,740
Other	2,151	1,260

	117,159	99,000

Inventories	101,380	110,985
Prepaid expenses	1,673	1,506
Derivative assets	—	40,802
Deposits and other current assets	21	1,961

Total current assets	220,261	335,209
Property, plant and equipment, net	350,751	191,732
Other noncurrent assets, net	6,090	4,710

Total assets	$577,102	$531,651

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$123,712	$78,752
Accrued salaries, wages and benefits	4,598	5,675
Taxes payable	7,399	7,038
Other current liabilities	3,167	2,424
Current portion of long-term debt	1,990	500
Derivative liabilities	41,480	2,995

Total current liabilities	182,346	97,384
Long-term debt, less current portion	65,828	49,000

Total liabilities	248,174	146,384
Commitments and contingencies
Partners’ capital:
Common unitholders (16,366,000 units issued and outstanding)	284,257	274,719
Subordinated unitholders (13,066,000 units issued and outstanding)	49,924	42,347
General partner’s interest	16,768	15,950
Accumulated other comprehensive income (loss)	(22,021)	52,251

Total partners’ capital	328,928	385,267

Total liabilities and partners’ capital	$577,102	$531,651

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands, except per unit data)
Sales	$428,084	$444,747	$1,200,923	$1,272,366
Cost of sales	390,209	393,187	1,047,542	1,111,097

Gross profit	37,875	51,560	153,381	161,269
Operating costs and expenses:
Selling, general and administrative	4,235	4,752	16,069	14,891
Transportation	13,218	16,002	40,835	44,504
Taxes other than income taxes	923	957	2,719	2,774
Other	2,220	313	2,562	597

Operating income	17,279	29,536	91,196	98,503

Other income (expense):
Interest expense	(1,346)	(1,705)	(3,474)	(7,838)
Interest income	290	1,369	1,849	1,614
Debt extinguishment costs	(347)	—	(347)	(2,967)
Realized loss on derivative instruments	(3,870)	(9,810)	(9,658)	(25,630)
Unrealized gain (loss) on derivative instruments	(2,445)	16,780	(3,937)	(61)
Other	(9)	(19)	(145)	(35)

Total other income (expense)	(7,727)	6,615	(15,712)	(34,917)

Net income before income taxes	9,552	36,151	75,484	63,586
Income tax expense	96	64	401	128

Net income	$9,456	$36,087	$75,083	$63,458

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	—	—	—	4,408

Net income applicable to Calumet	9,456	36,087	75,083	59,050
Minimum quarterly distribution to common unitholders	(7,365)	(7,284)	(22,095)	(17,049)
General partner’s incentive distribution rights	—	(8,745)	(14,102)	(12,208)
General partner’s interest in net income	(189)	(296)	(783)	(548)
Common unitholders’ share of income in excess of minimum quarterly distribution	—	(7,682)	(13,592)	(11,709)

Subordinated unitholders’ interest in net income	$1,902	$12,080	$24,511	$17,536

Basic and diluted net income per limited partner unit:
Common	$0.45	$0.93	$2.18	$1.99
Subordinated	$0.15	$0.93	$1.88	$1.35
Weighted average limited partner common units outstanding — basic	16,366	16,187	16,366	14,068
Weighted average limited partner common units outstanding — diluted	16,369	16,187	16,369	14,068
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066	13,066	13,066	13,066
Cash distributions declared per common and subordinated unit	$0.63	$0.55	$1.86	$1.30
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners’ Capital
	Comprehensive	General	Limited Partners
	Income (Loss)	Partner	Common	Subordinated	Total
			(In thousands)
Balance at December 31, 2006	$52,251	$15,950	$274,719	$42,347	$385,267
Comprehensive income:
Net income		4,152	39,442	31,489	75,083
Cash flow hedge loss reclassified to net income	(9,256)	—	—	—	(9,256)
Change in fair value of cash flow hedges	(65,016)	—	—	—	(65,016)

Comprehensive income					811
Amortization of phantom units		—	46	—	46
Distributions to partners		(3,334)	(29,950)	(23,912)	(57,196)

Balance at September 30, 2007	$(22,021)	$16,768	$284,257	$49,924	$328,928

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Operating activities
Net income	$75,083	$63,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,978	8,456
Amortization of turnaround costs	2,586	2,342
Non-cash debt extinguishment costs	347	2,967
Other non-cash activities	205	200
Changes in operating assets and liabilities:
Accounts receivable	(18,159)	(6,639)
Inventories	9,605	10,009
Prepaid expenses	(167)	8,541
Derivative activity	5,016	239
Deposits and other current assets	1,940	2,997
Other noncurrent assets	(5,461)	2,831
Accounts payable	44,975	36,726
Accrued salaries, wages and benefits	(1,077)	(3,697)
Taxes payable	361	4,007
Other current liabilities	(473)	621

Net cash provided by operating activities	125,759	133,058
Investing activities
Additions to property, plant and equipment	(165,460)	(39,923)
Proceeds from disposal of property, plant and equipment	61	158

Net cash used in investing activities	(165,399)	(39,765)
Financing activities
Proceeds from (repayments of) borrowings, net — revolving credit facility	34,020	(92,951)
Repayments of borrowings – term loan facility	(19,327)	(125,375)
Proceeds from initial public offering, net	—	138,743
Proceeds from follow-on public offering, net		103,479
Contributions from Calumet GP, LLC	—	2,593
Cash distribution to Calumet Holding, LLC	—	(3,258)
Change in bank overdraft	1,216	—
Distributions to Predecessor partners	—	(6,900)
Distributions to partners	(57,196)	(21,515)

Net cash used in financing activities	(41,287)	(5,184)

Net increase (decrease) in cash	(80,927)	88,109
Cash at beginning of period	80,955	12,173

Cash at end of period	$28	$100,282

Supplemental disclosure of cash flow information
Interest paid	$6,285	$9,933

Income taxes paid	$120	$116

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except operating, unit and per unit data)
1. Partnership Organization and Basis of Presentation
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries (Predecessor) were contributed to Calumet. References to the Predecessor in these unaudited condensed consolidated financial statements refer to Calumet Lubricants Co., Limited Partnership and its subsidiaries. On July 5, 2006, the Partnership completed a follow-on public offering of its common units. See Note 7 for further discussion of the units sold and proceeds from these offerings. As of September 30, 2007, the Partnership had 16,366,000 common units, 13,066,000 subordinated units, and 600,653 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, solvents, waxes and fuels. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 23, 2007, and revised and reported on the Company’s Current Report on Form 8-K on November 6, 2007.
2. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the Interpretation on January 1, 2007. The adoption had no effect on the Company’s financial position, results of operations or cash flow. Interest and penalties related to income taxes, if any, would be recorded in income tax expense on the unaudited condensed consolidated statements of operations. The Company had no unrecognized tax benefits as of September 30, 2007 and December 31, 2006. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.
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
     The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has restated prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the condensed consolidated balance sheets, in lieu of accrued turnaround costs.
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
     In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this EITF that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. This EITF is effective for the first interim reporting period beginning after December 15, 2006. The Company adopted the EITF on January 1, 2007. The Company presents excise taxes related to its fuel product sales on a net basis and has no other taxes subject to the scope of this EITF.
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
3. Inventory
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$22,891	$26,791
Work in process	23,704	30,130
Finished goods	54,785	54,064

	$101,380	$110,985

     The replacement cost of these inventories, based on current market values, would have been $92,104 and $46,711 higher at September 30, 2007 and December 31, 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded $5,053 and $2,783, respectively of income in the condensed consolidated statements of operations due to the liquidation of a portion of its LIFO inventory.
4. Shreveport Refinery Expansion
     The Company commenced an expansion project at its Shreveport refinery during the second quarter of 2006. Through September 30, 2007, the Company had incurred capital expenditures of approximately $192,000 (including capitalized interest of approximately $5,000) related to the expansion project, which is recorded to construction-in-progress, a component of property, plant and equipment. Total capital expenditures incurred for this expansion project also includes a total of $3,526 related to a capital lease.
     Management has estimated that the Company will incur approximately $28,000 of additional capital expenditures in 2007 and in early 2008 related to this expansion project. Management estimates that this project will be substantially complete in the fourth quarter of 2007 with production ramping up in the first quarter of 2008. Management estimates the total cost of the Shreveport refinery expansion project will be approximately $220,000, an increase of $20,000 from our prior estimate. This increase is primarily due to the continued escalation of material costs and labor costs, which has been an ongoing trend in the industry.
5. Derivatives
     The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the condensed consolidated balance sheets. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the condensed consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. For the three months ended September 30, 2007 and 2006, the Company has recorded a derivative loss of $10,316 and $1,907, respectively, to sales and a derivative gain of $9,538 and $1,068, respectively, to cost of sales. For the nine months ended September 30, 2007 and 2006, the Company has recorded a derivative loss of $1,919 and $9,565, respectively, to sales and a derivative loss of $19,058 and a derivative gain of $2,669, respectively, to cost of sales. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the condensed consolidated statements of operations.
     The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the nine months ended September 30, 2007 and 2006 were losses of $7,733 and $4,451, respectively, which were recorded to unrealized loss on derivative instruments in the condensed consolidated statements of operations.
     Comprehensive income (loss) for the Company includes the changes in fair value of cash flow hedges that have not been reclassified to net income. Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$9,456	$36,087	$75,083	$63,458
Cash flow hedge loss reclassified to net income	(4,035)	—	(9,256)	(497)
Change in fair value of cash flow hedges	18,883	56,626	(65,016)	34,269

Total comprehensive income	$24,304	$92,713	$811	$97,230

     The effective portion of the hedges classified in accumulated other comprehensive income (loss) is ($22,021) as of September 30, 2007 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2011 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)
2007	$5,032
2008	(10,914)
2009	(9,801)
2010	(4,798)
2011	(1,540)

Total	$(22,021)

     The Company is exposed to credit risk in the event of nonperformance with our counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative contract.

   Crude Oil Collar Contracts
     The Company utilizes combinations of options to manage crude oil price risk and volatility of cash flows in its specialty products segment. These combinations of options are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts for a period no greater than three to six months forward and for approximately 8,000 bpd of anticipated crude oil purchases related to its specialty products production. At September 30, 2007, the Company had the following derivatives related to crude oil purchases used in specialty products production.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
October 2007	248,000	8,000	$59.06	$69.06	$79.06	$89.06
November 2007	240,000	8,000	$56.86	$66.86	$76.86	$86.86
December 2007	248,000	8,000	$62.85	$72.85	$82.85	$92.85

Totals	736,000
Average price			$59.59	$69.59	$79.59	$89.59

At December 31, 2006, the Company had the following derivatives related to crude oil purchases used in specialty products production.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2007	248,000	8,000	$48.66	$58.66	$68.66	$78.66
February 2007	224,000	8,000	49.28	59.28	69.28	79.28
March 2007	248,000	8,000	50.85	60.85	70.85	80.85

Totals	720,000
Average price			$49.61	$59.61	$69.61	$79.61
   Crude Oil Swap Contracts
     The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude oil purchases used in fuels production. At September 30, 2007, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,692,000	23,749	67.20
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,096,500	5,744	67.70

Totals	28,225,500
Average price			$66.88
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

   Fuel Products Swap Contracts
     The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of the Company’s estimated forecasted fuel products sales.
   Diesel Swap Contracts
     At September 30, 2007, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	5,307,000	14,500	82.11
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,641,000	4,496	79.93

Totals	17,540,000
Average price			$80.97
     At December 31, 2006, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 169,855 barrels in 2007. As a result of these barrels not being designated as hedges, the Company recognized a gain of $1,314 in unrealized gain (loss) on derivative instruments in the consolidated statements of operations during the year ended December 31, 2006.

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
   Gasoline Swap Contracts
     At September 30, 2007, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,385,000	9,249	75.87
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	10,685,500
Average price			$74.78

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
   Natural Gas Swap Contracts
     The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 75% or more of its upcoming fall and winter months’ anticipated natural gas purchases. At September 30, 2007, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Fourth Quarter 2007	900,000	8.77
First Quarter 2008	850,000	8.76
Third Quarter 2008	60,000	8.30
Fourth Quarter 2008	90,000	8.30
First Quarter 2009	90,000	8.30

Totals	1,990,000
Average price		$8.71
     At December 31, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	7.99
Fourth Quarter 2007	150,000	7.99
First Quarter 2008	150,000	7.99

Totals	1,000,000
Average price		$8.52
Interest Rate Swap Contracts
     In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its variable rate senior secured first lien term loan. The Company hedged the interest payments related to 85% of its future term loan indebtedness. This swap contract was designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 5.44% per annum. In August 2007, the Company amended its term loan facility and was required to repay approximately $19,000 in term loan borrowings. As a result of this change in the forecasted transaction, in the three month period ended September 30, 2007, the Company dedesignated this interest rate swap and has recorded an unrealized loss of $1,171 in the condensed consolidated statements of operations.
6. Commitments and Contingencies
     From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxing and regulatory authorities, such as the Louisiana Department of Environmental Quality (“LDEQ”), Environmental Protection Agency (“EPA”), Internal Revenue Service (“IRS”) and Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of the Company’s business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flow.
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
     The Company is party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is only in the beginning stages of discussion with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the Company’s discussions with the LDEQ, the Company anticipates that it will ultimately be required to make emissions reductions requiring capital investments between an aggregate of $1,000 and $3,000 over a three to five year period at the Company’s three Louisiana refineries.
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
   Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of September 30, 2007 and December 31, 2006, the Company had outstanding standby letters of credit of $66,282 and

$42,775, respectively, under its senior secured revolving credit facility. The Company also had a $50,000 letter of credit outstanding under the senior secured first lien credit facility for its fuel products hedging program, which bears interest at 3.50%.
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
     On July 5, 2006, the Partnership completed a follow-on public offering of its common units in which it sold 3,300,000 common units to the underwriters of the offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering was $103,479. The use of proceeds from the offering was to: (i) repay all of its borrowings under its revolving credit facility, which were approximately $9,243 as of June 30, 2006 and (ii) fund a portion of the construction and other start-up costs of the expansion project at the Shreveport refinery. Underwriting discounts totaled $4,620. The general partner contributed $2,218 to retain its 2% general partner interest.
     The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and state income tax on their share of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. In January 2006, the Predecessor made its final distribution of $6,900 to its partners. Subsequent to January 31, 2006, Calumet’s distribution policy is as defined in the Partnership Agreement. During the nine months ended September 30, 2007 and 2006, the Company made distributions of $57,196 and $21,515, respectively, to its partners.
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined		Consolidated
Three Months Ended September 30, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$219,670	$208,414	$428,084	$—	$428,084
Intersegment sales	190,487	7,340	197,827	(197,827)	—

Total sales	$410,157	$215,754	$625,911	$(197,827)	$428,084

Depreciation and amortization	4,248	—	4,248	—	4,248
Income from operations	3,000	14,279	17,279	—	17,279
Reconciling items to net income:
Interest expense					(1,346)
Interest income					290
Debt extinguishment costs					(347)
Loss on derivative instruments					(6,315)
Other					(9)
Income tax expense					(96)

Net income					$9,456

Capital expenditures	$58,814	$—	$58,814	$—	$58,814

	Specialty	Fuel	Combined		Consolidated
Three Months Ended September 30, 2006	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$252,396	$192,351	$444,747	$—	$444,747
Intersegment sales	176,808	6,445	183,253	(183,253)	—

Total sales	$429,204	$198,796	$628,000	$(183,253)	$444,747

Depreciation and amortization	3,650	—	3,650	—	3,650
Income from operations	20,073	9,463	29,536	—	29,536
Reconciling items to net income :
Interest expense					(1,705)
Interest income					1,369
Debt extinguishment costs					—
Loss on derivative instruments					6,970
Other					(19)
Income tax expense					(64)

Net income				$—	36,087

Capital expenditures	$17,470	$—	$17,470	$—	$17,470

	Specialty	Fuel	Combined		Consolidated
Nine Months Ended September 30, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$648,638	$552,285	$1,200,923	$—	$1,200,923
Intersegment sales	470,463	23,411	493,874	(493,874)	—

Total sales	$1,119,101	$575,696	$1,694,797	$(493,874)	$1,200,923

Depreciation and amortization	13,564	—	13,564	—	13,564
Income from operations	46,592	44,604	91,196	—	91,196
Reconciling items to net income:
Interest expense					(3,474)
Interest income					1,849
Debt extinguishment costs					(347)
Loss on derivative instruments					(13,595)
Other					(145)
Income tax expense					(401)

Net income					$75,083

Capital expenditures	$165,460	$—	$165,460	$—	$165,460

	Specialty	Fuel	Combined		Consolidated
Nine Months Ended September 30, 2006	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$727,383	$544,983	$1,272,366	$—	$1,272,366
Intersegment sales	516,920	27,350	544,270	(544,270)	—

Total sales	$1,244,303	$572,333	$1,816,636	$(544,270)	$1,272,366

Depreciation and amortization	10,798	—	10,798	—	10,798
Income from operations	62,733	35,770	98,503	—	98,503
Reconciling items to net income:
Interest expense					(7,838)
Interest income					1,614
Debt extinguishment costs					(2,967)
Loss on derivative instruments					(25,691)
Other					(35)
Income tax expense					(128)

Net income					63,458

Capital expenditures	$39,923	$—	$39,923	$—	$39,923

	September 30,	December 31,
	2007	2006
Segment assets:
Specialty Products	$1,277,361	$973,854
Fuel Products	916,543	681,677

Combined segments	2,193,904	1,655,531
Eliminations	(1,616,802)	(1,123,880)

Total assets	$577,102	$531,651

   b. Geographic Information
     International sales accounted for less than 10% of consolidated sales for each of the three and nine months ended September 30, 2007 and 2006.
     c. Product Information
     The Company offers products primarily in four general categories consisting of fuels, lubricants, solvents and waxes. Other includes asphalt and other by-products. The following table sets forth major product category sales.

	Three Months Ended September 30,
	2007	2006
Fuels	$210,398	$197,190
Lubricants	116,726	135,549
Solvents	49,480	55,350
Waxes	20,293	16,439
Other	31,187	40,219

Total sales	$428,084	$444,747

	Nine Months Ended September 30,
	2007	2006
Fuels	$559,567	$571,896
Lubricants	358,066	404,524
Solvents	150,855	159,742
Waxes	45,928	48,187
Other	86,507	88,017

Total sales	$1,200,923	$1,272,366

   d. Major Customers
     During the three months ended September 30, 2007, the Company had one customer, Murphy Oil U.SA., that represented approximately 11% of consolidated sales due to increased fuel products sales to this customer. No other customer represented 10% or greater of consolidated sales in each of the three months and nine months ended September 30, 2007 and 2006.

9. Subsequent Events
     On October 8, 2007, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $19,850 in total, for the three months ended September 30, 2007. The distribution will be paid on November 14, 2007 to unitholders of record as of the close of business on November 2, 2007. This quarterly distribution of $0.63 per unit equates to $2.52 per unit on an annualized basis.
     On October 19, 2007, Calumet entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with ConocoPhillips Company (“ConocoPhillips”) and M.E. Zukerman Specialty Oil Corporation (“Zukerman”, and collectively, the “Sellers”) to acquire Penreco, a Texas general partnership, which manufactures a wide variety of specialty petroleum products, for an aggregate purchase price of approximately $240,000, subject to customary purchase price adjustments including a working capital adjustment.
     Penreco, which had sales of approximately $432,000 in 2006, manufactures and markets highly refined products and specialty solvents, including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, compressor lubricants and gelled products. The acquisition includes plants in Karns City, Pennsylvania and Dickinson, Texas. The transaction is expected to close in the fourth quarter of 2007, subject to customary closing conditions and regulatory approval. There can be no assurance that all of the conditions to closing the acquisition will be satisfied. Calumet has a commitment in place, subject to certain conditions, which would allow Calumet to fully finance the acquisition with borrowings under a new secured credit facility. Calumet intends to finance the acquisition with a combination of borrowings under this new credit facility and through the issuance of common units. Calumet’s obligation to close the acquisition is not conditioned on the receipt of financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”) when used in the present tense, prospectively or for historical periods since January 31, 2006 and Calumet Lubricants Co., Limited Partnership (“Predecessor”) for historical periods prior to January 31, 2006 where applicable. The following discussion analyzes the financial condition and results of operations of Calumet for the three and nine months ended September 30, 2007 and 2006. The financial condition and results of operations for the nine months ended September 30, 2006 are of Calumet and include the results of operation of the Predecessor from January 1, 2006 to January 31, 2006. Unitholders should read the following discussion of the financial condition and results of operations for Calumet and the Predecessor in conjunction with the historical condensed consolidated financial statements and notes of Calumet and the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three and nine months ended September 30, 2007, approximately 57.2% and 67.2%, respectively of our gross profit was generated from our specialty products segment and approximately 42.8% and 32.8%, respectively of our gross profit was generated from our fuel products segment.
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
     Our primary raw material is crude oil and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and maintenance capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and sales of fuel products. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of September 30, 2007, we have hedged approximately 28 million barrels of fuel products through December 2011 at an average refining margin of $11.64 per barrel and average refining margins range from a low of $10.91 in the first and second quarters of 2011 to a high of $12.66 in the fourth quarter of 2007. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our hedge positions.
     On October 19, 2007, Calumet entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with ConocoPhillips Company (“ConocoPhillips”) and M.E. Zukerman Specialty Oil Corporation (“Zukerman”, and collectively, the “Sellers”) to acquire Penreco, a Texas general partnership, which manufactures a wide variety of specialty petroleum products, for an aggregate purchase price of approximately $240,000, subject to customary purchase price adjustments including a working capital adjustment.
      Penreco, which had sales of approximately $432 million in 2006, manufactures and markets highly refined products and specialty solvents, including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, compressor lubricants and gelled products. The acquisition includes plants in Karns City, Pennsylvania and Dickinson, Texas. The transaction is expected close in the fourth quarter of 2007, subject to customary closing conditions and regulatory approval. There can be no assurance that all of the conditions to closing the acquisition will be satisfied. Calumet has a commitment in place, subject to certain conditions, which would allow Calumet to fully finance the acquisition with borrowings under a new secured credit facility. Calumet intends to finance the acquisition with a combination of borrowings under this new credit facility and through the issuance of common units. Calumet’s obligation to close the acquisition is not conditioned on the receipt of financing.
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
Three and Nine Months Ended September 30, 2007 Results of Operations
     The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total sales volume (bpd)(1)	49,108	51,163	47,435	51,337
Total feedstock runs (bpd)(2)	51,305	53,330	48,758	53,025
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	10,768	11,241	10,785	11,677
Solvents	5,294	6,049	5,162	5,361
Waxes	1,287	1,083	1,177	1,151
Fuels	1,798	1,753	1,985	2,288
Asphalt and other by-products	6,980	7,664	6,254	7,053

Total	26,127	27,790	25,363	27,530

Fuel products:
Gasoline	7,651	9,538	7,382	9,507
Diesel	6,309	6,752	5,627	7,161
Jet fuel	8,627	6,899	7,922	6,928
By-products	1,409	627	1,618	511

Total	23,996	23,816	22,549	24,107

Total refinery production	50,123	51,606	47,912	51,637

(1)	Total sales volume includes sales from the production of our refineries, sales of purchased products and sales of inventories.

(2)	Feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our refineries. The decrease in feedstock runs for the nine months ended September 30, 2007 was partially due to unscheduled downtime of certain operating units at our Shreveport refinery in the second quarter of 2007, with no comparable activities during the respective period in 2006. Feedstock runs for the nine months ended September 30, 2007 were also negatively affected by scheduled turnarounds performed at our Shreveport and Princeton refineries in the first quarter of 2007, with no similar activities in the comparable period in 2006.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Sales	$428.1	$444.7	$1,200.9	$1,272.4
Cost of sales	390.2	393.1	1,047.5	1,111.1

Gross profit	37.9	51.6	153.4	161.3

Operating costs and expenses:
Selling, general and administrative	4.2	4.8	16.1	14.9
Transportation	13.2	16.0	40.8	44.5
Taxes other than income taxes	1.0	1.0	2.7	2.8
Other	2.3	0.3	2.6	0.6

Operating income	17.2	29.5	91.2	98.5

Other income (expense):
Interest expense	(1.3)	(1.7)	(3.5)	(7.8)
Interest income	0.3	1.4	1.8	1.6
Debt extinguishment costs	(0.3)	—	(0.3)	(3.0)
Realized loss on derivative instruments	(3.9)	(9.8)	(9.7)	(25.6)
Unrealized gain (loss) on derivative instruments	(2.4)	16.8	(3.9)	(0.1)
Other	—	—	(0.1)	—

Total other income (expense)	(7.6)	6.7	(15.7)	(34.9)

Net income before income taxes	9.6	36.2	75.5	63.6
Income taxes	0.1	0.1	0.4	0.1

Net income	$9.5	$36.1	$75.1	$63.5

EBITDA	$14.7	$40.7	$90.0	$82.8

Adjusted EBITDA	$20.3	$25.7	$96.3	$81.2

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income	$9.5	$36.1	$75.1	$63.5
Add:
Interest expense and debt extinguishment costs	1.7	1.7	3.8	10.8
Depreciation and amortization	3.4	2.8	10.7	8.4
Income tax expense	0.1	0.1	0.4	0.1

EBITDA	$14.7	$40.7	$90.0	$82.8

Add:
Unrealized (gain) loss from mark to market accounting for hedging activities	$3.4	$(18.3)	$5.0	$(0.7)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	2.2	3.3	1.3	(0.9)

Adjusted EBITDA	$20.3	$25.7	$96.3	$81.2

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by operating activities:
Adjusted EBITDA	$96.3	$81.2
Add:
Unrealized gain (loss) from mark to market accounting for hedging activities	$(5.0)	$0.7
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(1.3)	0.9

EBITDA	$90.0	$82.8

Add:
Interest expense and debt extinguishment costs, net	(3.5)	(10.8)
Income tax expense	(0.4)	(0.1)
Provision for doubtful accounts	—	0.1
Debt extinguishment costs	0.3	3.0
Changes in assets and liabilities:
Accounts receivable	(18.2)	(6.6)
Inventory	9.6	10.0
Other current assets	1.8	11.5
Derivative activity	5.0	0.2
Accounts payable	45.0	36.7
Other current liabilities	(1.2)	0.9
Other, including changes in noncurrent assets and liabilities	(2.6)	5.4

Net cash provided by operating activities	$125.8	$133.1

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Sales. Sales decreased $16.7 million, or 3.7%, to $428.1 million in the three months ended September 30, 2007 from $444.7 million in the three months ended September 30, 2006. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2007	2006	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$116.7	$135.5	(13.9%)
Solvents	49.5	55.4	(10.6%)
Waxes	20.3	16.4	23.4%
Fuels (1)	12.1	7.8	56.3%
Asphalt and by-products (2)	21.0	37.3	(43.6%)

Total specialty products	$219.6	$252.4	(13.0%)

Total specialty products volume (in barrels)	2,097,000	2,427,000	(13.6%)
Fuel products:
Gasoline	$80.1	$88.6	(9.6%)
Diesel	53.9	51.9	3.8%
Jet fuel	64.3	48.9	31.4%
By-products (3)	10.2	2.9	247.1%

Total fuel products	$208.5	$192.3	8.4%

Total fuel products sales volumes (in barrels)	2,421,000	2,280,000	6.2%
Total sales	$428.1	$444.7	(3.7%)

Total sales volumes (in barrels)	4,518,000	4,707,000	(4.0%)

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $16.7 million decrease in sales resulted from a $32.7 million decrease in sales by our specialty products segment offset by a $16.1 million increase in sales by our fuel products segment.
     Specialty products segment sales for the three months ended September 30, 2007 decreased $32.7 million, or 13.0%, primarily due to a 13.6% decrease in volumes sold, from approximately 2.4 million barrels in the third quarter of 2006 to 2.1 million barrels in the third quarter of 2007. This decrease was primarily driven by decreased sales volume of 0.3 million barrels of lubricating oils and asphalt and by-products due to lower overall production related to operational decisions to reduce production volumes due to less favorable incremental refining margins driven by the rising cost of crude. Specialty segment sales were positively affected by a slight increase in the sales price per barrel of specialty products as compared to a 7.8% increase in the average cost of crude.
     Fuel products segment sales for the three months ended September 30, 2007 increased $16.1 million, or 8.4%, primarily due to a 6.0% increase in the average selling price per barrel as compared to a 8.0% increase in the average cost of crude primarily driven by increases in gasoline sales prices due to market conditions, as well as smaller increases in diesel and by-products sales prices. Fuel products sales were also positively affected by a 6.2% increase in volume sold, from approximately 2.3 million barrels in the third quarter of 2006 to 2.4 million barrels in the third quarter of 2007. These increases in sales due to pricing and volume were partially offset by the recognition of $8.4 million of increased derivative losses on our fuel products cash flow hedges recorded in sales for the three months ended September 30, 2007 as compared to the same period in 2006.
     Gross Profit. Gross profit decreased $13.7 million, or 26.5%, to $37.9 million for the three months ended September 30, 2007 from $51.6 million for the three months ended September 30, 2006. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended September 30,
	2007	2006	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$21.7	$39.3	(44.8%)
Percentage of sales	9.9%	15.5%
Fuel products	$16.2	$12.3	31.4%
Percentage of sales	7.8%	6.4%
Total gross profit	$37.9	$51.6	(26.5%)
Percentage of sales	8.9%	11.6%
     This $13.7 million decrease in total gross profit includes a decrease in gross profit of $17.6 million in our specialty product segment offset by an increase in gross profit of $3.9 million in our fuel products segment.
     The decrease in our specialty products segment gross profit was primarily due to a 13.6% decrease in sales volume, from approximately 2.4 million barrels in the third quarter of 2006 to 2.1 million barrels in the third quarter of 2007. Specialty products segment gross profit was also negatively affected by our specialty products sales prices increasing by only 0.7% as compared to an increase in the average cost of crude oil of 7.8%. These decreases in gross profit were offset by a $2.0 million decrease in derivative losses recognized on our cash flow hedges of crude oil and natural gas purchases from the three months ended September 30, 2007 as compared to the same period in 2006. Specialty products segment gross profit was also positively affected by a gain from the liquidation of a portion of its LIFO inventory.
     The increase in our fuel products segment gross profit was primarily driven by a 6.2% increase in volumes sold, from approximately 2.3 million barrels in the third quarter of 2006 to 2.4 million barrels in the third quarter of 2007. This increase was offset by the average selling price of fuel products increasing by 6.0% as compared to an increase in the average cost of crude oil of 8.0%. Fuel products segment gross profit was also negatively affected by a $2.0 million increase in derivative losses recognized on our cash flow hedges of fuel products sales and crude oil purchases for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Fuel products segment gross profit was also positively affected by a gain from the liquidation of a portion of its LIFO inventory, which is valued at lower prices.
     Transportation. Transportation expenses decreased $2.8 million, or 17.4%, to $13.2 million in the three months ended September 30, 2007 from $16.0 million in the three months ended September 30, 2006. This decrease in transportation expense is primarily due to a 13.6% decrease in sales volume for the specialty products segment. The majority of our transportation expenses are reimbursed by our customers and are reflected in sales in the condensed consolidated statements of operations.
     Other Expenses. Other expenses increased $1.9 million to $2.2 million in the three months ended September 30, 2007 from $0.3 million in the three months ended September 30, 2006. This increase was primarily due to certain environmental expenses incurred as a result of the Company’s Shreveport refinery expansion project.
     Interest expense. Interest expense decreased $0.4 million, or 21.1%, to $1.3 million in the three months ended September 30, 2007 from $1.7 million in the three months ended September 30, 2006. This decrease was primarily due to increased capitalized interest due to capital expenditures related to the Shreveport refinery expansion project, offset by certain fees incurred as a result of amendments to our credit agreements with no similar fees during the same period in 2006.
     Interest income. Interest income decreased $1.1 million to $0.3 million in the three months ended September 30, 2007 from $1.4 million in the three months ended September 30, 2006. This decrease was primarily due to a larger average investment balance during the third quarter of 2006 as compared to the same period in 2007 due to the utilization of cash for the Shreveport refinery expansion project.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $5.9 million to $3.9 million in the three months ended June 30, 2007 from $9.8 million for the three months ended September 30, 2006. This decreased loss was primarily was the result of the unfavorable settlement of certain contracts not designated as cash flow hedges in 2006. In 2007, the majority of our derivatives are designated as cash flow hedges and are recorded to gross profit.
     Unrealized gain (loss) on derivative instruments. Unrealized gain on derivative instruments decreased $19.2 million to a $2.4 million loss in the three months ended September 30, 2007 from a $16.8 million gain for the three months ended September 30, 2006. The decrease is primarily due to a favorable market change related to derivative instruments not classified as cash flow hedges in the third quarter of 2006, the significantly lower volume of contracts which do not qualify for hedge accounting in 2007 and the dedesignation of our interest rate swap from hedge accounting in the third quarter of 2007.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Sales. Sales decreased $71.4 million, or 5.6%, to $1,200.9 million in the nine months ended September 30, 2007 from $1,272.4 million in the nine months ended September 30, 2006. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2007	2006	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$358.0	$404.5	(11.5%)
Solvents	150.9	159.8	(5.6%)
Waxes	45.9	48.2	(4.7%)
Fuels (1)	38.2	33.8	12.8%
Asphalt and by-products (2)	55.6	81.1	(31.4%)

Total specialty products	$648.6	$727.4	(10.8%)

Total specialty products volume (in barrels)	6,416,000	7,281,000	(11.9%)
Fuel products:
Gasoline	$210.4	$238.2	(11.7%)
Diesel	154.0	164.9	(6.6%)
Jet fuel	157.0	135.0	16.3%
By-products (3)	30.9	6.9	346.3%

Total fuel products	$552.3	$545.0	1.3%

Total fuel products sales volumes (in barrels)	6,534,000	6,733,000	(3.0%)
Total sales	$1,200.9	$1,272.4	(5.6%)

Total sales volumes (in barrels)	12,950,000	14,014,000	(7.6%)

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $71.4 million decrease in sales is due to a $78.7 million decrease in sales by our specialty products segment offset by a $7.3 million increase in our fuel products segment.
     Specialty products segment sales for the nine months ended September 30, 2007 decreased $78.7 million, or 10.8%, primarily due to a 11.9% decrease in volumes sold, from approximately 7.3 million barrels in the nine months ended September 30, 2006 to 6.4 million barrels in the nine months ended September 30, 2007. This decrease was primarily due to lower combined sales volume of 0.8 million barrels for lubricating oils and asphalt and by-products due to reduced overall production levels in the third quarter of 2007 as well as scheduled turnaround activities at our Shreveport and Princeton refineries during the first quarter of 2007. The decrease due to sales volume was partially offset by a 1.2% increase in the average selling price per barrel as compared to a 1.9% decrease in the overall cost of crude per barrel. This increase was primarily due to sales price increases for lubricating oils, offset by price sales price decreases for asphalt and by-products due to market conditions.
     Fuel products segment sales for the nine months ended September 30, 2007 increased $7.3 million, or 1.3%, primarily due to a 3.0% increase in the average selling price per barrel as compared to a 1.5% decrease in the overall cost of crude oil. The increase in the sales price per barrel was primarily a result of higher commodity prices for gasoline and by-products due to market conditions. This increase was offset by a 3.0% decrease in sales volume, from approximately 6.7 million barrels in the nine months ended September 30, 2006 to 6.5 million barrels in the nine months ended September 30, 2007, due primarily to unscheduled downtime at our Shreveport refinery during the second quarter of 2007 as well as scheduled turnaround activities at the same refinery in the first quarter of 2007. Fuel products segment sales were also negatively affected by a $7.6 million decrease in derivative losses on our fuel products cash flow hedges recorded in sales.
     Gross Profit. Gross profit decreased $7.9 million, or 4.9%, to $153.4 million for the nine months ended September 30, 2007 from $161.3 million for the nine months ended September 30, 2006. Gross profit for our specialty and fuel products segments were as follows:

	Nine Months Ended September 30,
	2007	2006	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$103.1	$117.5	(12.3%)
Percentage of sales	15.9%	16.2%
Fuel products	$50.3	$43.8	14.9%
Percentage of sales	9.1%	8.0%
Total gross profit	$153.4	$161.3	(4.9%)
Percentage of sales	12.8%	12.7%
     This $7.9 million decrease in total gross profit includes an decrease in gross profit of $14.4 million in our specialty product segment offset by an increase of $6.6 million in our fuels product segment.
     The decrease in our specialty products segment gross profit was primarily due to a 11.9% decrease in volumes sold, from approximately 7.3 million barrels in the nine months ended September 30, 2006 to 6.4 million barrels in the nine months ended September 30, 2007. This decrease was primarily due to lower combined sales volume of 0.8 million barrels for lubricating oils and asphalt and by-products due to reduced overall production levels in 2007 as well as scheduled turnaround activities at our Shreveport and Princeton refineries during the first quarter of 2007. Specialty products segment gross profit was also negatively affected by a 1.2% increase in the average selling price per barrel as compared to a 1.9% decrease in the overall cost of crude per barrel primarily due to increased pricing for lubricating oils, offset by a $0.2 million decrease in derivative losses recognized on our cash flow hedges of crude oil and natural gas purchases.
     The increase in our fuel products segment gross profit was primarily driven by a 3.0% increase in the average selling price of fuel products as compared to a decrease in the average cost of crude of 1.5%, primarily driven by increased sales prices for gasoline. The increase due to sales prices was offset by a 3.0% decrease in sales volumes, from approximately 6.7 million barrels in the nine months ended September 30, 2006 to 6.5 million barrels in the nine months ended September 30, 2007, due to unscheduled downtime at our Shreveport refinery during the second quarter of 2007 as well as scheduled turnaround activities at the same refinery in the first quarter of 2007. Fuel products segment gross profit was also negatively affected by a $14.4 million increase in derivative losses recognized on our cash flow hedges of fuel products sales and crude oil purchases for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Fuel products gross profit was also positively affected by a $1.9 million gain from the liquidation of a portion of its LIFO inventory, which is valued at lower prices.
     Selling, general and administrative. Selling, general and administrative expenses increased $1.2 million, or 7.9%, to $16.1 million in the nine months ended September 30, 2007 from $14.9 million in the nine months ended September 30, 2006. This increase was primarily due to additional employee compensation costs due to increased headcount and additional general and administrative costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Transportation. Transportation expenses decreased $3.7 million, or 8.2%, to $40.8 million in the nine months ended September 30, 2007 from $44.5 million in the nine months ended September 30, 2006. This decrease in transportation expense is primarily due to an 11.9% decrease in sales volume for the specialty products segment. The majority of our transportation expenses are reimbursed by our customers and are reflected in sales in the condensed consolidated statements of operations.
     Other Expenses. Other expenses increased $2.0 million to $2.6 million in the nine months ended September 30, 2007 from $0.6 million in the nine months ended September 30, 2006. This increase was primarily due to certain environmental expenses incurred in conjunction with the Company’s Shreveport refinery expansion project.
     Interest expense. Interest expense decreased $4.4 million, or 55.7%, to $3.5 million in the nine months ended September 30, 2007 from $7.8 million in the nine months ended September 30, 2006. This decrease was primarily due to the repayment of debt with the proceeds of the follow-on equity offering, which closed on July 5, 2006, as well as repayments of the outstanding balance on the revolving credit facility during 2006.
     Debt extinguishment costs. Debt extinguishment costs decreased $2.6 million to $0.3 million in the nine months ended September 30, 2007 from $3.0 million in the nine months ended September 30, 2006. This decrease was due to the repayment of a portion of borrowings under Calumet’s term loan facility in 2006 using the proceeds of the initial public offering, which closed on January 31, 2006. The expenses recorded in 2007 represent costs associated with repayment of approximately $19.0 million of borrowings under the Company’s term loan facility in the third quarter of 2007.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $16.0 million to $9.7 million in the nine months ended September 30, 2007 from $25.6 million in the nine months ended September 30, 2006. The decreased loss was due primarily to the unfavorable settlement in the second and third quarter of 2006 of certain derivatives not designated as cash flow hedges, with no similar derivative settlements during the same period in 2007.
     Unrealized loss on derivative instruments. Unrealized loss on derivative instruments increased $3.8 million, to $3.9 million in the nine months ended September 30, 2007 from $0.1 million for the nine months ended September 30, 2006. This increase was primarily due to the market change of our interest rate swap, which was dedesignated from hedge accounting during the third quarter of 2007. As a result, the unfavorable market change of this derivative was recorded to unrealized loss on derivative instruments in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
Liquidity and Capital Resources
     Our principal sources of cash have included cash flow from operations, proceeds from public offerings, issuance of private debt and bank borrowings. Principal historical uses of cash have included capital expenditures, growth in working capital, distributions and debt service. We expect that our principal uses of cash in the future will be for working capital, distributions to our limited partners and general partner, debt service, expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. We frequently enter into confidentiality agreements, letters of intent and other preliminary agreements with third parties in the ordinary course of business as we evaluate potential growth opportunities for our business. Our compliance with these agreements could result in additional costs, such as engineering fees, legal fees, consulting fees, and/or termination fees that we do not anticipate to be material to our liquidity or operations.
     The Penreco acquisition will require capital resources of $240 million plus a working capital adjustment to be determined at closing.  We currently estimate that the total cash consideration to be paid will be approximately $267 million; however, due to changing crude prices, among other factors, the amount could be higher or lower than this estimate.  We intend to utilize a combination of debt and equity to ultimately finance the purchase of Penreco.  We have a commitment from our current senior secured first lien term loan’s administrative agent, Bank of America, N.A., for a new $425 million senior secured first lien term loan facility that will include a $375 million term loan and a $50 million prefunded letter of credit facility to support crack spread hedging.  In addition, we plan to amend our senior secured revolving credit facility to a total facility size of approximately $325 million after the closing of the Penreco acquisition to further enhance our liquidity. In the near term, we expect to amend our  senior secured revolving credit facility, prior to closing the Penreco acquisition, to increase our availability under the revolving credit facility up to $260 million through January 15, 2008, or until either the closing on the new senior secured first lien term loan facility or the issuance of equity, whichever occurs first. This amendment is expected to provide increased liquidity as we prepare for the completion of the Shreveport expansion during the fourth quarter and its ramp up in production in the first quarter of 2008.
     We have entered into a non-binding letter of intent for the purchase of three specialty hydrocarbon products processing and distribution facilities in Europe and a specialty products processing facility in the United States for a total purchase price of approximately $250 million, subject to customary purchase price adjustments. The majority of the activities conducted at the facilities employ similar technologies to those used at our existing facilities.
     Any such purchase is subject to substantial due diligence, the negotiation of a definitive purchase and sale agreement and ancillary agreements, including, but not limited to supply, transition services and licensing agreements, and the receipt of various board of directors, governmental and other approvals. Therefore, there is significant uncertainty whether we will execute a purchase agreement and consummate the acquisition. Nor can we provide any assurance as to the timing of any signing or closing.
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

     The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)
Net cash provided by operating activities	$125.8	$133.1
Net cash used in investing activities	(165.4)	(39.8)
Net cash used in financing activities	$(41.3)	$(5.2)
     Operating Activities. Operating activities provided $125.8 million in cash during the nine months ended September 30, 2007 compared to $133.1 million during the nine months ended September 30, 2006. The cash provided by operating activities during the nine months ended September 30, 2007 primarily consisted of net income after adjusting for non-cash items of $89.2 million and a $36.6 million of cash provided by a decrease in working capital. Net income after adjustments for non-cash items increased to $89.2 million in 2007 from $77.4 million in 2006 primarily as a result of an increase in net income of $11.6 million. The decrease due to changes in working capital was primarily due to a $43.8 million increase in current liabilities due primarily to increases in accounts payable as a result of improvements in payment terms with crude suppliers combined with the rising crude costs. This increase was offset by a $6.8 million increase in current assets primarily due to higher accounts receivable and a $4.8 million increase in derivative activity due to unfavorable market changes in our derivative instruments.
     Investing Activities. Cash used in investing activities increased to $165.4 million during the nine months ended September 30, 2007 compared to a use of $39.8 million during the nine months ended September 30, 2006. This increase was primarily due to the $126.3 million of additions to property, plant and equipment related to the Shreveport refinery expansion project during the nine months ended September 30, 2007 as compared to $32.5 million incurred for this expansion project during the same period in 2006, with the remaining capital expenditures being incurred on other capital improvement projects at our refineries.
     Financing Activities. Financing activities used cash of $41.3 million for the nine months ended September 30, 2007 compared to using $5.2 million for the nine months ended September 30, 2006. This use is primarily due to increased distributions to partners, from $28.4 million combined in 2006 to $57.2 million during 2007 and a total of $19.3 million in repayments of term loan debt.
     On October 8, 2007, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $19.9 million, for the three months ended September 30, 2007. The distribution will be paid on November 14, 2007 to unitholders of record as of the close of business on November 2, 2007. This quarterly distribution of $0.63 per unit equates to $2.52 per unit on an annualized basis.
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

	Nine Months Ended
	September 30,
	2007	2006
	(in millions)
Capital improvement expenditures	$156.0	$35.9
Replacement capital expenditures	$8.5	$2.9
Environmental capital expenditures	$1.0	$1.1

Total	$165.5	$39.9

     We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand. Until the Shreveport expansion project is complete, our ability to raise additional capital through the sale of common units is limited to 3,233,000 units pursuant to our Partnership Agreement.

     Capital improvement expenditures for the nine months ended September 30, 2007 of $156.0 million were primarily related to the expansion project at our Shreveport refinery to increase its throughput capacity and its production of specialty products. The remaining capital improvements expenditures related to various capital expenditures related to process improvements. The expansion project involves several of the refinery’s operating units and is estimated to result in a crude oil throughput capacity increase of approximately 15,000 bpd, bringing total crude oil throughput capacity of the Shreveport refinery to approximately 57,000 bpd. Management expects that the expansion will be substantially completed in the fourth quarter of 2007 with production ramping up during the first quarter of 2008.
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
     During the second quarter of 2006, we began purchasing equipment for the Shreveport expansion project and have incurred a total of approximately $192.0 million on capital expenditures for the expansion as of September 30, 2007, with $126.3 million of capital expenditures incurred in the nine months ended September 30, 2007. In July 2006, we completed a follow-on public offering of 3.3 million common units raising $103.5 million to fund a significant portion of this project. Management estimates that Calumet will incur approximately an additional $28.0 million of capital expenditures in the fourth quarter of 2007 and early 2008 on the expansion project. We estimate the total cost of the Shreveport refinery expansion project will be approximately $220.0 million, an increase of $20.0 million from our previous estimate. This increase is primarily due to the continued escalation of material costs and labor costs, which has been an ongoing trend in the industry. Cash on hand from the follow-on offering, cash flow from operations and borrowings under the secured revolving credit facility are expected to fund these expenditures.
     In order to accommodate our estimates of the increased cost of the Shreveport refinery expansion project and other planned capital expenditures, we amended certain provisions of our revolving and term loan credit facilities related to permitted capital expenditures during the third quarter of 2007.
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
     The revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. At September 30, 2007, we had borrowings of $30.2 million under our term loan and 34.0 under our revolving credit facility. Our standby letters of credit outstanding as of September 30, 2007 were $66.3 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility to support crack spread hedging.
     The secured revolving credit facility currently bears interest at prime or LIBOR plus 100 basis points (which basis point margin may fluctuate), has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in December 2010. In August 2007, the Company repaid approximately $19.0 million of borrowings under its term loan facility using borrowings on its revolving credit facility in conjunction with an amendment to its term loan facility debt covenants. On September 30, 2007, we had availability on our revolving credit facility of $116.2 million, based upon its $216.6 million borrowing base, $66.3 million in outstanding standby letters of credit, and borrowings of $34.0 million.
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
     Our letter of credit facility to support crack spread hedging is secured by a first priority lien on our fixed assets. We have issued a letter of credit in the amount of $50.0 million, the full amount available under this letter of credit facility, to one counterparty. As long as this first priority lien is in effect and such counterparty remains the beneficiary of the $50.0 million letter of credit, we will have no obligation to post additional cash, letters of credit or other collateral with such counterparty to provide additional credit support for a mutually-agreed maximum volume of executed crack spread hedges. In the event such counterparty’s exposure exceeds $100.0 million, we would be required to post additional credit support to enter into additional crack spread hedges up to the aforementioned maximum volume. In addition, we have other crack spread hedges in place with other approved counterparties under the letter of credit facility whose credit exposure to us is also secured by a first priority lien on our fixed assets.
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
     In addition, our credit agreements contain various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; make certain acquisitions and investments; make capital expenditures above specified amounts; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; enter into a merger, consolidation or sale of assets; and cease our refining margin hedging program (our lenders have required us to obtain and maintain derivative contracts for fuel products margins in our fuel products segment for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production). Please read “—Capital Expenditures” and “Liquidity and Capital Resources” above for the amendments to our credit agreements obtained in order to accommodate the increased capital expenditures we expect in connection with the completion of the Shreveport refinery expansion and other planned capital expenditures and an amendment to our senior secured revolving credit facility we expect to execute in the fourth quarter of 2007.
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. As of September 30, 2007, we believe we are in compliance with all debt covenants and have adequate liquidity to conduct our business.

Equity Offerings
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
     On July 5, 2006, we completed a follow-on public offering of common units in which we sold 3,300,000 common units to the underwriters of this offering at a price to the public of $32.94 per common unit and received net proceeds of $103.5 million. The net proceeds were used to: (i) repay all of our borrowings under our revolving credit facility, which were approximately $9.2 million as of June 30, 2006 and (ii) fund a portion of the costs of the expansion project at our Shreveport refinery. The general partner contributed an additional $2.2 million to us to retain its 2% general partner interest.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the Interpretation on January 1, 2007. The adoption had no material effect on its financial position, results of operations or cash flow. Interest and penalties related to income taxes, if any, would be recorded in income tax expense on the unaudited condensed consolidated statements of operations. The Company had no unrecognized tax benefits as of September 30, 2007 and December 31, 2006. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.
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
     The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has restated prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the consolidated balance sheets, in lieu of accrued turnaround costs.
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
      In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this EITF that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. This EITF is effective for the first interim reporting period beginning after December 15, 2006. The Company adopted the EITF on January 1, 2007. The Company presents excise taxes related to its fuel product sales on a net basis and has no other taxes subject to the scope of this EITF.
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
     We are exposed to market risk from fluctuations in interest rates. As September 30, 2007, we had approximately $64.2 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of September 30, 2007 would be expected to have an impact on net income and cash flows for 2007 of approximately $0.6 million.
Commodity Price Risk
     Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.
Crude Oil Price Volatility
     We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $8.7 million and our fuel product segment cost of sales by $10.0 million on an annual basis based on our results for the three months ended September 30, 2007.
Crude Oil Hedging Policy
     We typically do not set prices for our specialty products in advance of our crude oil purchases; thus, we can take into account the cost of crude oil in setting our specialty products prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments. Our policy is generally to enter into crude oil derivative contracts for three to nine months forward and for approximately 8,000 bpd of our anticipated crude oil purchases related to our specialty products production and for up to five years and no more than 75% of our crude oil purchases related to fuel products production on average for each fiscal year.
Natural Gas Price Volatility
     Natural gas purchases comprise a significant component of our cost of sales. As a result, changes in the price of natural gas can significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.0 million on an annual basis based on our results for the three months ended September 30, 2007.

Natural Gas Hedging Policy
     In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 75% or more of our upcoming fall and winter months’ anticipated natural gas requirements.
Fuel Products Selling Price Volatility
     We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1.00 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our forecasted fuel products segment sales by $10.0 million on an annual basis based on our results for the three months ended September 30, 2007.
Fuel Products Hedging Policy
     In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, we enter into fuels product swap contracts. Our policy is to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production. Until March 31, 2006, the historical impact of fair value fluctuations in our derivative instruments has been reflected in the realized/unrealized gain (loss) on derivative instruments line items in our condensed consolidated statements of operations. Effective April 1, 2006, we restructured and designated certain derivative contracts for our fuel products segment as cash flow hedges under SFAS 133 of gasoline, diesel, and jet fuel sales, and the effective portion of these hedges is recorded in accumulated other comprehensive income (loss) until the underlying transaction hedged is recognized in the condensed consolidated statements of operations.
     The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. The decrease in the fair market value of our outstanding derivative instruments from a net asset of $37.8 million as of December 31, 2006 to a net liability of $41.5 million as of September 30, 2007 was primarily due to increases during 2007 in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins. Please read “Derivatives” in Note 5 to our unaudited condensed consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.
Existing Commodity Derivative Instruments
     The following tables provide information about our derivative instruments as of September 30, 2007:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Fourth Quarter 2007	1,742,000	18,935	65.51
Calendar Year 2008	8,692,000	23,749	67.20
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,096,500	5,744	67.70

Totals	28,225,500
Average price			$66.88

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Fourth Quarter 2007	1,102,000	11,978	81.36
Calendar Year 2008	5,307,000	14,500	82.11
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,641,000	4,496	79.93

Totals	17,540,000
Average price			$80.97

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Fourth Quarter 2007	640,000	6,957	72.67
Calendar Year 2008	3,385,000	9,249	75.87
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	10,685,500
Average price			$74.78

The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Fourth Quarter 2007	1,742,000	18,935	12.66
Calendar Year 2008	8,692,000	23,749	12.48
Calendar Year 2009	8,212,500	22,500	11.43
Calendar Year 2010	7,482,500	20,500	11.20
Calendar Year 2011	2,096,500	5,744	11.15

Totals	28,225,500
Average price			$11.64
     The following tables provide information about our derivative instruments related to our specialty products segment as of September 30, 2007:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
October 2007	248,000	8,000	$59.06	$69.06	$79.06	$89.06
November 2007	240,000	8,000	$56.86	$66.86	$76.86	$86.86
December 2007	248,000	8,000	$62.85	$72.85	$82.85	$92.85

Totals	736,000
Average price			$59.59	$69.59	$79.59	$89.59

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Fourth Quarter 2007	900,000	8.77
First Quarter 2008	850,000	8.76
Third Quarter 2008	60,000	8.30
Fourth Quarter 2008	90,000	8.30
First Quarter 2009	90,000	8.30

Totals	1,990,000
Average price		$8.71
     As of November 1, 2007, the Company has added the following derivative instruments to the above transactions for our specialty products segment:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2008	248,000	8,000	$67.85	$77.85	$87.85	$97.85

Totals
Average price			$67.85	$77.85	$87.85	$97.85
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
     The pending Penreco acquisition may not close as anticipated.
     The Penreco acquisition is expected to close during the fourth quarter of 2007 and is subject to customary closing conditions and regulatory approvals. If these conditions and regulatory approvals are not satisfied or waived, the acquisition will not be consummated. Certain of the conditions remaining to be satisfied include:
•	the continued accuracy of the representations and warranties contained in the Purchase Agreement;

•	the performance by each party of its obligations under the Purchase Agreement;

•	the absence of any temporary restraining order, preliminary injunction, injunction or other order from any governmental authority to materially delay or otherwise enjoin the transactions contemplated in the Purchase Agreement; and

•	the entry into miscellaneous related agreements between ConocoPhillips and the Partnership.
     In addition, the Sellers may terminate the transaction if the acquisition has not closed on or before March 31, 2007. There is no assurance that this acquisition will close on or before that time, or at all, or close without material adjustment.
     If the Penreco acquisition does not perform as expected, our future financial performance may be negatively impacted.
     Integration of the Penreco business and operations with our existing business and operations will be a complex, time-consuming and costly process, particularly given that the acquisition will substantially increase our size, expand our product line beyond products we have historically sold and diversify the geographic areas in which we operate. A failure to successfully integrate the Penreco business and operations with our existing business and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:
•	operating a larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business;

•	customer or key employee loss from the acquired businesses;

•	changes in key supply or feedstock agreements related to the acquired business;

•	the diversion of management’s attention from other business concerns;

•	integrating personnel from diverse business backgrounds and organizational cultures, including unionized employees previously employed by Penreco;

•	managing relationships with new customers and suppliers for whom we have not previously provided products or services;

•	integrating internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other regulatory compliance and corporate governance matters;

•	maintaining an effective system of internal controls related to the acquired business;

•	an increase in our indebtedness;

•	potential environmental or regulatory compliance matters or liabilities including, but not limited to, the matters associated with the Environmental Protection Agency, Texas Commission on Environmental Quality and the Commonwealth of Pennsylvania Department of Environmental Protection, and title issues, including certain liabilities arising from the operation of the acquired business before the acquisition;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating with the labor unions associated with the acquired business whose labor agreements are set to expire in January 2009 related to the Karns City, Pennsylvania facility and March 2010 related to the Dickinson, Texas facility;

•	coordinating and consolidating corporate and administrative functions.
     Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, it is possible in certain circumstances for a publicly traded partnership such as ours to be treated as a corporation for federal income tax purposes. In order to maintain our status as a partnership for U.S. federal income tax purposes, 90 percent or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. Our tax counsel, Vinson & Elkins L.L.P. is unable to opine as to the qualifying nature of the income generated by the Penreco assets and operations due to limited tax rulings on this topic. As a result, we have requested a ruling from the Internal Revenue Service (the “IRS”) upon which, if granted, we may be able to rely with respect to such income. If the IRS is unwilling or unable to provide a favorable ruling with respect to the Penreco income, it may be necessary for us to own portions or all of the Penreco assets and conduct portions or all of the acquired Penreco business operations in a taxable corporate subsidiary. This would reduce the anticipated cash available for distribution from the Penreco assets and operations to us and, in turn, to our unitholders.
     Our acquisition of Penreco could expose us to potential significant liabilities.
     In connection with the anticipated Penreco acquisition, we will purchase all of the partnership interests of Penreco rather than just its assets. As a result, we will purchase the liabilities of Penreco except for certain liabilities as outlined in the Purchase Agreement, including unknown and contingent liabilities. We have performed due diligence in connection with the Penreco acquisition and have attempted to verify the representations of the Sellers and of Penreco management, but there may be pending, threatened, contemplated or contingent claims against Penreco related to environmental, title, regulatory, litigation or other matters of which we are unaware. Although the former owners of Penreco agreed to indemnify us on a limited basis against some of these liabilities, a significant portion of these indemnification obligations will expire two years after the date the acquisition is completed without any claims having been asserted by us. Accordingly, there is a risk that we could ultimately be liable for unknown obligations of Penreco, which could materially adversely affect our operations and financial condition.
     We expect to derive a significant portion of our revenues related to the Penreco assets from a limited number of customers, and the loss of any portion of these customers could result in a significant loss of revenues and cash flow.
     We expect to derive a significant portion of our revenues and cash flow in connection with the Penreco assets from a limited number of customers. We expect that their top ten customers in terms of revenue will account for less than 7% of our combined revenues for the nine months ended September 30, 2007. The loss of a top ten customer could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.
     Financing the Penreco Acquisition will substantially increase our leverage and will involve restrictions on our business.
     We received a senior secured financing commitment from Bank of America to finance the proposed Penreco acquisition and to refinance existing debt, which commitment is subject to customary closing conditions. Upon receiving the funds under the senior secured financing commitment, our increased indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness. In addition, if the Penreco acquisition is completed and we borrow under the new facility, the credit agreement will contain operating and financial restrictions and will require that we satisfy certain financial tests, which we believe will generally be at least as restrictive, and possibly more restrictive, than those under our existing credit facility. The failure to comply with any of these covenants would cause a default under the credit facility. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facility or it may not be on terms that are acceptable to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are filed as exhibits to this Form 10-Q:

Exhibit
Number		Description
2.1		Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K) filed with the Commission on October 22, 2007 (File No 000-51734).

10.1	—	Fourth Amendment , dated and effective August 30, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).

10.2		Third Amendment, dated and effective August 30, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co, Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

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

Date: November 8, 2007

Index to Exhibits

Exhibit
Number		Description
2.1		Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K) filed with the Commission on October 22, 2007 (File No 000-51734).

10.1	—	Fourth Amendment , dated and effective August 30, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).

10.2		Third Amendment, dated and effective August 30, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co, Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).

31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.