Form 10-K
period 2007-12-31
Calumet Specialty Products Partners, L.P.
filed 2008-03-04
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-51734

Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	2911	37-1516132
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $355.0 million on June 30, 2007, based on $48.60 per unit, the closing price of the common units as reported on the NASDAQ Global Market on such date.

At February 29, 2008, there were 19,166,000 common units and 13,066,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2007 ANNUAL REPORT

		Page

PART I
Items 1 and 2.	Business and Properties	4
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	40
Item 3.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	40

PART II
Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	41
Item 6.	Selected Financial Data	47
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 8.	Financial Statements and Supplementary Data	75
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	122
Item 9A.	Controls and Procedures	122
Item 9B.	Other Information	123

PART III
Item 10.	Directors, Executive Officers of Our General Partner and Corporate Governance	124
Item 11.	Executive and Director Compensation	128
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	143
Item 13.	Certain Relationships, Related Party Transactions and Director Independence	146
Item 14.	Principal Accountant Fees and Services	149

PART IV
Item 15.	Exhibits	150
LVT Unit Agreement
LVT Feedstock Purchase Agreement
HDW Diesel Feedstock Purchase Agreement
Consent of Ernst & Young, LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the information in this Annual Report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s expected completion date, the estimated cost, and the resulting increases in production levels, (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, (iii) the expected purchase price, goodwill, and future benefits and risks of the Penreco acquisition, (iv) future compliance with our debt covenants and (v) the probability of the achievement of a certain financial performance target related to executive compensation programs, as well as other matters discussed in this Form 10-K that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Annual Report. The risk factors and other factors noted throughout this Form 10-K could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:

•	the overall demand for specialty hydrocarbon products, fuels and other refined products;

•	our ability to produce specialty products and fuels that meet our customers’ unique and precise specifications;

•	the results of our hedging activities;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	labor relations;

•	our access to capital to fund expansions or acquisitions and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets or businesses;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit rating and ability to receive open credit from our suppliers;

•	demand for various grades of crude oil and resulting changes in pricing conditions;

•	fluctuations in refinery capacity;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of crude oil and crack spread price fluctuations and rapid increases or decreases;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	weather interference with business operations or project construction;

•	fluctuations in the debt and equity markets; and

•	general economic, market or business conditions.

Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Please read Item 1A “Risk Factors Related to Our Business” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” We will not update these statements unless securities laws require us to do so.

References in this Annual Report on Form 10-K to “Calumet Specialty Products Partners,” “Calumet,” “the Partnership,” “the Company,” “we,” “our,” “us” or like terms, when used in a historical context prior to January 31, 2006, refer to the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries of which substantially all such assets and liabilities were contributed to Calumet Specialty Products Partners, L.P. and its subsidiaries upon the completion of our initial public offering. When used in the present tense or prospectively, those terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-K refer to Calumet Lubricants Co., Limited Partnership. The results of operations for the year ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006. References in this Annual Report on Form 10-K to “our general partner” refer to Calumet GP, LLC.

PART I

Items 1 and 2.	Business and Properties

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products which are allocated to either the specialty products or fuel products segment. For the year ended December 31, 2007, approximately 63.6% of our gross profit was generated from our specialty products segment and approximately 36.4% of our gross profit was generated from our fuel products segment. The acquisition of Penreco on January 3, 2008 expanded our specialty products offering and customer base. For additional discussion of this acquisition, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Our operating assets, including those acquired in the acquisition of Penreco, consist of our:

•	Princeton Refinery. Our Princeton refinery, located in northwest Louisiana and acquired in 1990, produces specialty lubricating oils, including process oils, base oils, transformer oils and refrigeration oils that are used in a variety of industrial and automotive applications. The Princeton refinery has aggregate crude oil throughput capacity of approximately 10,000 barrels per day (bpd) and had average daily crude oil throughput of approximately 7,200 bpd for the year ended December 31, 2007.

•	Cotton Valley Refinery. Our Cotton Valley refinery, located in northwest Louisiana and acquired in 1995, produces specialty solvents that are used principally in the manufacture of paints, cleaners and automotive products. The Cotton Valley refinery has aggregate crude oil throughput capacity of approximately 13,500 bpd and had average daily crude oil throughput of approximately 6,800 bpd for the year ended December 31, 2007.

•	Shreveport Refinery. Our Shreveport refinery, located in northwest Louisiana and acquired in 2001, produces specialty lubricating oils and waxes, as well as fuel products such as gasoline, diesel and jet fuel. The Shreveport refinery currently has aggregate crude oil throughput capacity of approximately 42,000 bpd and had average daily crude oil throughput of approximately 34,400 bpd for the year ended December 31, 2007.

•	Karns City Facility. Our Karns City facility, located in western Pennsylvania and acquired in the Penreco acquisition, produces white mineral oils, petrolatums, solvents, gelled hydrocarbons, cable fillers, and natural petroleum sulfonates. The Karns City facility currently has aggregate base oil throughput capacity of approximately 5,500 bpd.

•	Dickinson Facility. Our Dickinson facility, located in southeastern Texas and acquired in the Penreco acquisition, produces white mineral oils, compressor lubricants and natural petroleum sulfonates. The Dickinson facility currently has aggregate base oil throughput capacity of approximately 1,300 bpd.

•	Distribution and Logistics Assets. We own and operate a terminal in Burnham, Illinois with a storage capacity of approximately 150,000 barrels that facilitates the distribution of product in the Upper Midwest and East Coast regions of the United States and in Canada. In addition, we lease approximately 1,400 rail cars to receive crude oil or distribute our products throughout the United States and Canada. We also have approximately 4.5 million barrels of aggregate finished product storage capacity at our refineries.

Business Strategies

Our management team is dedicated to increasing the amount of cash available for distribution on each limited partner unit by executing the following strategies:

•	Concentrate on stable cash flows. We intend to continue to focus on businesses and assets that generate stable cash flows. Approximately 63.6% of our gross profit for the year ended December 31, 2007 was generated by the sale of specialty products, a segment of our business which is characterized by stable customer relationships due to their requirements for highly specialized products. Historically, we have been able to reduce our exposure to crude oil price fluctuations in this segment through our ability to pass on incremental feedstock costs to our specialty products customers and through our crude oil hedging program. In our fuel products business, which accounted for 36.4% of our gross profit for the year ended December 31, 2007, we seek to mitigate our exposure to fuel margin volatility by maintaining a long-term hedging program. We believe the diversity of our products, our broad customer base and our hedging activities contribute to the stability of our cash flows.

•	Develop and expand our customer relationships. Due to the specialized nature of, and the long lead-time associated with, the development and production of many of our specialty products, our customers have an incentive to continue their relationships with us. We believe that our larger competitors do not work with customers as we do from product design to delivery for smaller volume products like ours. We intend to continue to assist our existing customers in expanding their product offerings as well as marketing specialty product formulations to new customers. By striving to maintain our long-term relationships with our existing customers and to add new customers, we seek to limit our dependence on a small number of customers. Our Penreco acquisition provided us with an increase of approximately 1,400 customers and will enhance our ability to expand our product offering and to meet our customers’ needs.

•	Enhance profitability of our existing assets. We will continue to evaluate opportunities to improve our existing asset base to increase our throughput, profitability and cash flows. Following each of our asset acquisitions, we have undertaken projects designed to increase the profitability of our acquired assets. We intend to further increase the profitability of our existing asset base through various measures which include changing the product mix of our processing units, debottlenecking and expanding units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. For example, in late 2004 at the Shreveport refinery we recommissioned certain of its previously idled fuels production units, refurbished existing fuels production units, converted existing units to improve gasoline blending profitability and expanded capacity to approximately 42,000 bpd to increase lubricating oil and fuels production. Also, in December 2006, we commenced construction of an expansion project at our Shreveport refinery, scheduled for completion in the first quarter of 2008 with production ramping up during the second quarter of 2008, to increase its aggregate crude oil throughput capacity to approximately 57,000 bpd. For additional discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

•	Pursue strategic and complementary acquisitions. Since 1990, our management team has demonstrated the ability to identify opportunities to acquire refineries whose operations we can enhance and whose profitability we can improve. In the future, we intend to continue to make strategic acquisitions of refineries that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion. In addition, we may pursue selected acquisitions in new geographic or product areas to the extent we perceive similar opportunities. For example, on January 3, 2008, we acquired Penreco from ConocoPhillips Company (“ConocoPhillips”) and M.E. Zukerman Specialty Oil Corporation for a purchase price of approximately $275 million, excluding post-closing purchase price adjustments. For additional discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•	We offer our customers a diverse range of specialty products. We offer a wide range of over 350 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than our competitors generally gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. A contributing factor to our ability to produce numerous specialty products is our ability to ship products between our facilities for product upgrading in order to meet customer specifications. Our acquisition of Penreco, which offers approximately 400 specialty products, will further diversify our specialty products offering.

•	We have strong relationships with a broad customer base. We have long-term relationships with many of our customers, and we believe that we will continue to benefit from these relationships. Our customer base includes over 900 companies and we are continually seeking new customers. The acquisition of Penreco added approximately 1,400 companies to our existing customer base. No single customer accounts for more than 10% of our specialty products sales.

•	Our facilities have advanced technology. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products and to produce fuel products that comply with new low sulfur fuel regulations. For example, our Shreveport and Cotton Valley refineries have the capability to make all of their low sulfur diesel into ultra low sulfur diesel and all of the Shreveport refinery’s gasoline production meets low sulfur standards set by the EPA. Also, unlike larger refineries which lack some of the equipment necessary to achieve the narrow distillation ranges associated with the production of specialty products, our operations are capable of producing a wide range of products tailored to our customers’ needs. We have also upgraded the operations of many of our assets through our investment in advanced, computerized refinery process controls.

•	We have an experienced management team. Our management has a proven track record of enhancing value through the acquisition, exploitation and integration of refining assets and the development and marketing of specialty products. Our senior management team, the majority of whom have been working together since 1990, has an average of over 20 years of industry experience. Our team’s extensive experience and contacts within the refining industry provide a strong foundation and focus for managing and enhancing our operations, for accessing strategic acquisition opportunities and for constructing and enhancing the profitability of new assets.

Our Operating Assets

General

We own and operate refining assets in northwest Louisiana, which consist of: the Princeton refinery, the Cotton Valley refinery and the Shreveport refinery as well as a terminal in Burnham, Illinois. Additionally, on January 3, 2008, we acquired facilities in Karns City, Pennsylvania and Dickinson, Texas in the Penreco acquisition.

The following table sets forth information about our combined refinery operations. Refinery production volume differs from sales volume due to changes in inventory.

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005

Total sales volume (bpd)(1)	47,663	50,345	46,953
Total feedstock runs (bpd)(2)	48,354	51,598	50,213
Refinery production (bpd)
Specialty products:
Lubricating oils	10,734	11,436	11,556
Solvents	5,104	5,361	4,422
Waxes	1,177	1,157	1,020
Fuels	1,951	2,038	2,354
Asphalt and other by-products	6,157	6,596	6,313

Total	25,123	26,588	25,665

Fuel products:
Gasoline	7,780	9,430	8,278
Diesel	5,736	6,823	8,891
Jet fuel	7,749	6,911	5,080
By-products	1,348	461	417

Total	22,613	23,625	22,666

Total refinery production(3)	47,736	50,213	48,331

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries. The decrease in feedstock runs for the year ended December 31, 2007 was due to unscheduled downtime of certain operating units at our Shreveport refinery as well as reduced production as a result of incremental refining economics associated with the rising cost of crude oil.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

Set forth below is information regarding sales of our principal products.

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005
	(In millions)

Sales of specialty products:
Lubricating oils	$478.1	$509.9	$394.4
Solvents	199.8	201.9	145.0
Waxes	61.6	61.2	43.6
Fuels	52.5	41.3	44.0
Asphalt and other by-products	74.7	98.8	76.3

Total	$866.7	$913.1	$703.3

Sales of fuel products:
Gasoline	$307.1	$336.7	$223.6
Diesel	203.7	207.1	230.9
Jet fuel	225.9	176.4	121.3
By-products	34.4	7.7	10.0

Total	$771.1	$727.9	$585.8

Consolidated sales	$1,637.8	$1,641.0	$1,289.1

Princeton Refinery

The Princeton refinery, located on a 208-acre site in Princeton, Louisiana, has aggregate crude oil throughput capacity of 10,000 bpd and is currently processing naphthenic crude oil into lubricating oils, high sulfur diesel and asphalt. The high sulfur diesel may be blended to produce certain lubricating oils, transported to the Shreveport refinery for further processing into ultra low sulfur diesel or sold to third parties. The asphalt may be processed or blended for coating and roofing applications at the Princeton refinery or transported to the Shreveport refinery for processing into bright stock.

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

	Calumet	Predecessor
	Year Ended December 31,
	2007	2006	2005

Crude oil throughput capacity (bpd)	10,000	10,000	10,000
Total feedstock runs (bpd)(1)	7,226	7,574	8,067
Refinery production (bpd):
Lubricating oils	5,050	5,085	5,463
Fuels	1,055	1,072	1,163
Asphalt and other by-products	1,093	1,386	1,356

Total refinery production(1)	7,198	7,543	7,982

(1)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

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

Cotton Valley Refinery

The Cotton Valley refinery, located on a 77-acre site in Cotton Valley, Louisiana, has aggregate crude oil throughput capacity of 13,500 bpd and is currently processing crude oil into solvents, low sulfur diesel, fuel feedstocks and residual fuel oil. The residual fuel oil is an important feedstock for specialty products at the Shreveport refinery. We believe the Cotton Valley refinery produces the most complete, single-facility line of paraffinic solvents in the United States.

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

	Calumet	Predecessor
	Year Ended December 31,
	2007	2006	2005

Crude oil throughput capacity (bpd)	13,500	13,500	13,500
Total feedstock runs (bpd)(1)(2)	6,775	7,130	7,145
Refinery production (bpd):
Solvents	5,104	5,361	4,422
Asphalt and by-products	1,573	1,393	1,473
Fuels	896	966	1,191

Total refinery production(2)	7,573	7,720	7,086

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

(2)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

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

The Shreveport refinery currently consists of 15 major processing units, approximately 3.2 million barrels of storage capacity in 140 storage tanks and related loading and unloading facilities and utilities. We have expanded the refinery’s capabilities by adding additional processing and blending facilities and a second reactor to the high pressure hydrotreater. In addition, we resumed production of gasoline, diesel and other fuel products at the refinery. The following table sets forth historical information about production at our Shreveport refinery.

	Calumet	Predecessor
	Years Ended December 31,
	2007	2006	2005

Crude oil throughput capacity (bpd)	42,000	42,000	42,000
Total feedstock runs (bpd)(1)	34,352	36,894	35,342
Refinery production (bpd):
Fuels	22,613	23,625	22,666
Lubricating oils	5,684	6,351	6,093
Waxes	1,177	1,157	1,020
By-products	3,345	3,817	3,483

Total refinery production(2)(3)	32,819	34,950	33,262

(1)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries. The decrease in feedstock runs for the year ended December 31, 2007 was due to unscheduled downtime of certain units at our Shreveport refinery as well as reduced production as a result of incremental refining economics associated with the rising cost of crude oil.

(2)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

(3)	Total refinery production includes certain interplant solvent feedstocks supplied to our Cotton Valley refinery.

We commenced construction of an expansion project in the fourth quarter of 2006, now scheduled for completion in the first quarter of 2008 with production ramping up during the second quarter of 2008, to increase our Shreveport refinery’s aggregate crude oil throughput capacity from approximately 42,000 bpd to approximately 57,000 bpd. For further discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

The Shreveport refinery has a flexible operational configuration and operating personnel that facilitate development of new product opportunities. Product mix fluctuates from one period to the next to capture market opportunities. The refinery has an idle residual fluid catalytic cracking unit, alkylation unit, vacuum tower and a number of idle towers that can be utilized for future project needs. Certain idle towers are being utilized as a part of the Shreveport refinery expansion project discussed above.

The Shreveport refinery currently makes jet fuel, low sulfur diesel and ultra low sulfur diesel and all of its gasoline production currently meets low sulfur standards.

The Shreveport refinery receives crude oil from common carrier pipeline systems operated by subsidiaries of Plains and Exxon Mobil Corporation (“ExxonMobil”), each of which are connected to the Shreveport refinery’s facilities. The Plains pipeline system delivers local supplies of crude oil and condensates from north Louisiana and east Texas. The ExxonMobil pipeline system delivers domestic crude oil supplies from south Louisiana and foreign crude oil supplies from the Louisiana Offshore Oil Port (“LOOP”) or other crude oil terminals. In addition, trucks deliver crude oil to the Shreveport refinery gathered from local producers.

The Shreveport refinery has direct pipeline access to the TEPPCO Products Partners pipeline (“TEPPCO pipeline”), over which it can ship all grades of gasoline, diesel and jet fuel. The refinery also has direct access to the Red River terminal facility, which provides the refinery with barge access, via the Red River, to major feedstock and petroleum products logistics networks on the Mississippi River and Gulf Coast inland waterway system. The Shreveport refinery also ships its finished products throughout the country through both truck and rail car service.

Penreco Operating Assets

On January 3, 2008, we acquired all outstanding partnership interests of Penreco, a Texas general partnership, from ConocoPhillips and M.E. Zukerman Specialty Oil Corporation. Penreco is a leading producer of high quality, specialty hydrocarbon products. Penreco has two operating facilities and seven major specialty product lines which are marketed to a variety of industries. Penreco’s operating assets consist of:

•	Karns City, Pennsylvania facility. The Karns City facility, located on a 225-acre site in Karns City, Pennsylvania, currently has aggregate base oil throughput of 5,500 bpd and is currently processing white mineral oils, petrolatums, solvents, gelled hydrocarbons, cable fillers, and natural petroleum sulfonates. The Karns City facility consists of seven major processing units including hydrotreating, bender treating, fractionation, acid treating, filtering and blending, approximately 817,000 barrels of storage capacity in 309 tanks and related loading and unloading facilities and utilities. The facility receives its base oil feedstocks by rail and truck under long-term supply agreements with various suppliers, the most significant of which is ConocoPhillips. Please read “Crude Oil and Feedstock Supply” for further discussion of the long-term supply agreements with ConocoPhillips.

•	Dickinson, Texas facility. The Dickinson facility, located on a 28-acre site in Dickinson, Texas, currently has aggregate base oil throughput of 1,300 bpd and is currently processing white mineral oils, compressor lubricants, and natural petroleum sulfonates. The Dickinson facility consists of three major processing units including acid treating, filtering, and blending, approximately 183,000 barrels of storage capacity in 186 tanks and related loading and unloading facilities and utilities. The facility receives its base oil feedstocks by rail and truck under long-term supply agreements with various suppliers, the most significant of which is ConocoPhillips. Please read “Crude Oil and Feedstock Supply” for further discussion of the long-term supply agreements with ConocoPhillips.

Burnham Terminal and Other Logistics Assets

Our Burnham, Illinois terminal receives specialty products from each of our facilities and distributes them by truck to our customers in the Upper Midwest and East Coast regions of the United States and in Canada.

The terminal includes a tank farm with 67 tanks with aggregate lubricating oil, solvent and specialty product storage capacity of approximately 150,000 barrels as well as blending equipment. The Burnham terminal is complementary to our facilities and plays a key role in moving our products to the end-user market by providing the following services:

•	distribution;

•	blending to achieve specified products; and

•	storage and inventory management.

We also lease a fleet of approximately 1,400 railcars from various lessors. This fleet enables us to receive crude oil and distribute various specialty products throughout the United States and Canada to and from each of our facilities.

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

For the year ended December 31, 2007, we purchased approximately 42.0% of our crude oil supply from a subsidiary of Plains under a term contract that expires in April 2008, 43.4% of our crude oil supply through evergreen crude oil supply contracts, which are typically terminable on 30 days’ notice by either party, and the remaining 14.6% of our crude oil supply on the spot market. We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources. We believe that adequate supplies of crude oil will continue to be available to us.

Our cost to acquire feedstocks, and the price for which we ultimately can sell refined products, depend on a number of factors beyond our control, including regional and global supply of and demand for crude oil and other feedstocks and specialty and fuel products. These in turn are dependent upon, among other things, the availability of imports, the production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. We have historically been able to pass on the costs associated with increased feedstock prices to our specialty products customers, although the increase in selling prices for specialty products typically lags the rising cost of crude oil. We use a hedging program to manage a portion of this price risk. Please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” for a discussion of our crude oil hedging program.

With the acquisition of Penreco we entered into long-term supply agreements with ConocoPhillips for various feedstocks that are key to Penreco’s operations for terms ranging from 3 to 10 years. In addition, certain products of our existing refineries can be used as feedstocks by the Penreco facilities. We believe that adequate supplies of feedstocks are available for the Penreco facilities.

Markets and Customers

We produce a full line of specialty products, including premium lubricating oils, solvents and waxes. Our customers purchase these products primarily as raw material components for basic industrial, consumer and automotive goods. We also produce a variety of fuel products.

We have an experienced marketing department with an average industry tenure of 20 years. Our salespeople regularly visit customers and our sales department works closely with the laboratories at the refineries and our technical department to help create specialized blends that will work optimally for our customers.

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

We have the capability to ship our specialty products worldwide. In the United States and Canada, we ship our specialty products via railcars, trucks or barges. For the year ended December 31, 2007, about 48.3% of our specialty products were shipped in our fleet of approximately 1,400 leased rail cars with the remaining 51.7% of our specialty products shipped in trucks owned and operated by several different third-party carriers. We have the capability to ship large quantities via barge if necessary. For shipments outside of North America, which accounted for less than 10% of our consolidated sales in 2007, we ship railcars to several ports where the product is loaded on ships for the customer.

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

During the year ended December 31, 2007, we sold approximately 10,000 bpd of gasoline into the Louisiana, Texas and Arkansas markets, and we sold our excess volumes to marketers further up the TEPPCO pipeline. Should the appropriate market conditions arise, we have the capability to redirect and sell additional volumes into the Louisiana, Texas and Arkansas markets rather than transport them to the Midwest. Similar market conditions exist for our diesel production. We also sell the majority of our diesel fuel locally, but similar to gasoline, we occasionally sell the excess volumes to upstream marketers during times of high diesel production or for competitive reasons.

The Shreveport refinery also has the capacity to produce about 10,500 bpd of commercial jet fuel that can be marketed to Barksdale Air Force Base in Bossier City, Louisiana, sold as Jet-A locally or via the TEPPCO pipeline, or transferred to the Cotton Valley refinery to be used as a feedstock to make solvents. Jet fuel sales volumes change as the margin between diesel and jet fuel change. We have a sales contract with Barksdale for approximately 2,700 bpd of jet fuel. This contract is effective until April 2008 and is bid annually.

Additionally, we produce a number of fuel-related products including fluid catalytic cracking (“FCC”) feedstock, asphalt vacuum residuals and mixed butanes.

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

Customers

Specialty Products.  We have a diverse customer base for our specialty products, with approximately 2,300 active accounts, including customers of Penreco. Most of our customers are long-term customers who use our products in specialty applications which require six months to two years to gain approval for use in their products. No single customer of our specialty products segment accounts for more that 10% of our consolidated sales.

Fuel Products.  We have a diverse customer base for our fuel products, with approximately 70 active accounts. We are able to sell the majority of the fuel products we produce to the local markets of Louisiana, east Texas and Arkansas. We also have the option to ship our fuel products to the Midwest through the TEPPCO pipeline, should the need arise. No single customer of our fuel products segment account for more than 10% of our consolidated sales.

Safety and Maintenance

We perform preventive and normal maintenance on all of our refining and logistics assets and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of our assets as required by law or regulation.

We are subject to the requirements of Federal Occupational Safety and Health Act (“OSHA”) and comparable state occupational safety statutes. We believe that we have operated in substantial compliance with OSHA requirements, including general industry standards, record keeping and reporting, hazard communication and process safety management. We have implemented a quality system that meets the requirements of the QS 9000/

ISO-9002 Standard. The integrity of our certification is maintained through surveillance audits by our registrar at regular intervals designed to ensure adherence to the standards. The nature of our business may result from time to time in industrial accidents. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses, as well as fines and penalties.

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

Paraffinic Lubricating Oils.  Our primary competitors in producing paraffinic lubricating oils include ExxonMobil, Motiva Enterprises, LLC, ConocoPhillips, Sunoco Lubricants & Special Products and Sonneborn Refined Products.

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

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of our operations. On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling approximately $0.4 million and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of our Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) a number of similar matters at the Princeton refinery. We anticipate that any penalties that may be assessed due to the alleged violations at our Princeton refinery as well as the aforementioned penalties related to the Cotton Valley refinery will be consolidated in a settlement agreement that we anticipate executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below.

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

The Clean Air Act authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in December 1999, the EPA promulgated regulations limiting the sulfur content allowed in gasoline. These regulations required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those Western states exhibiting lesser air quality problems. Similarly, the EPA promulgated regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra low sulfur standard”). The Shreveport refinery implemented the sulfur standard with respect to gasoline and also produces diesel meeting the ultra low sulfur standard.

We are party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. We expect that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. We are only in the beginning stages of discussion with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the these discussions, we anticipate that we will ultimately be required to make emissions reductions requiring capital investments between approximately $1.0 million and $3.0 million over a three to five year period at our three Louisiana refineries.

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions. One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. The Lieberman-Warner bill proposes a “cap and trade” scheme of regulation of greenhouse gas emissions — a ban on emissions above a defined reducing annual cap. Covered parties will be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market. A vote on this bill by the full Senate is expected to occur before mid-year 2008. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs require either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year until the overall greenhouse gas emission reduction goal is achieved. Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of fuels we produce. Although we would not be impacted to a greater degree than other similarly situated refiners of crude oil, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the crude oil we refine.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has indicated that it will issue a rulemaking notice to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels, although the date for issuance of this notice has not been finalized. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New federal or state restrictions on emissions of carbon dioxide that may be imposed in areas of the United States in which we conduct business could also adversely affect our cost of doing business and demand for the crude oil we refine.

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

Health and Safety

We are subject to various laws and regulations relating to occupational health and safety including OSHA, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We maintain safety, training, and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Our compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. We received an OSHA citation in the fourth quarter of 2007 for various process safety violations at our Shreveport refinery which resulted in a penalty totaling $0.1 million. We plan to have an informal conference with OSHA in mid-March 2008 to clarify the citations received and contest the citation amount. With the exception of this citation, we believe that our operations are in substantial compliance with OSHA and similar state laws.

Other Environmental Items

We are indemnified by Shell Oil Company, as successor to Pennzoil-Quaker State Company and Atlas Processing Company, for specified environmental liabilities arising from operations of the Shreveport refinery prior to our acquisition of the facility in 2001. The indemnity is unlimited in amount and duration, but requires us to contribute up to $1.0 million of the first $5.0 million of indemnified costs for certain of the specified environmental liabilities.

We are indemnified on a limited basis by ConocoPhillips and M.E. Zuckerman Specialty Oil Corporation, former owners of Penreco, for pending, threatened, contemplated or contingent environmental claims against Penreco of which we were unaware upon our acquisition of Penreco. A significant portion of these indemnifications will expire two years from January 1, 2008 without any claims having been asserted by us and are generally subject to a $2.0 million limit.

The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security (“DHS”), to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that may trigger compliance with these interim rules. We have not yet determined the extent to which our facilities are subject to the interim rules or the associated costs to comply, but it is possible that such costs could be substantial.

Insurance

Our operations are subject to certain hazards of operations, including fire, explosion and weather-related perils. We maintain insurance policies, including business interruption insurance for each of the facilities, with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Title to Properties

We own the following properties, which are pledged as collateral under our existing credit facilities as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities.”

	Acres	Location

Shreveport refinery	240	Shreveport, Louisiana
Princeton refinery	208	Princeton, Louisiana
Cotton Valley refinery	77	Cotton Valley, Louisiana
Burnham terminal	11	Burnham, Illinois
Karns City facility	225	Karns City, Pennsylvania
Dickinson facility	28	Dickinson, Texas

Office Facilities

In addition to our facilities and terminal discussed above, we occupy approximately 23,500 square feet of executive office space in Indianapolis, Indiana under a lease and approximately 14,500 square feet of office space in The Woodlands, Texas under a lease as a result of the Penreco acquisition. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed. We expect that we will either terminate our lease of or sublease the facility in The Woodlands, Texas during 2008.

Employees

As of February 29, 2008, our general partner employs approximately 640 people who provide direct support to the Company’s operations. Of these employees, approximately 300 are covered by collective bargaining agreements, including approximately 150 employees of the facilities acquired in the Penreco acquisition. Employees at the Princeton and Cotton Valley refineries are covered by separate collective bargaining agreements with the International Union of Operating Engineers, having expiration dates of October 31, 2008 and March 31, 2010, respectively. Employees at the Shreveport refinery are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, and Service Workers International Union which expires as of April 30, 2010. The Karns City, Pennsylvania facility employees are covered by a collective bargaining agreement with United Steel Workers that will expire on January 31, 2009. The Dickinson, Texas facility employees are covered by a collective bargaining agreement with the International Union of Operating Engineers that will expire on March 31, 2010. None of the employees at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to be good, with no history of work stoppages.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are located at 2780 Waterfront Pkwy. E. Drive, Suite 200, Indianapolis, Indiana 46214 and our telephone number is (317) 328-5660. Our website is located at http://www.calumetspecialty.com.

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

Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The above information is available in print to anyone who requests it.

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

Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Our financial results are primarily affected by the relationship, or margin, between our specialty products and fuel products prices and the prices for crude oil and other feedstocks. The cost to acquire our feedstocks and the price at which we can ultimately sell our refined products depend upon numerous factors beyond our control.

A widely used benchmark in the fuel products industry to measure market values and margins is the “3/2/1 crack spread,” which represents the approximate gross margin resulting from processing one barrel of crude oil, assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of heating oil. The 3/2/1 crack spread, as reported by Bloomberg L.P., averaged as follows:

Time Period	Crack spread

1990 to 1999	$3.04
2000 to 2004	$4.61
2005	$10.63
2006	$10.70
First quarter 2007	$12.47
Second quarter 2007	$24.30
Third quarter 2007	$12.06
Fourth quarter 2007	$8.07
Calendar year 2007	$14.27

Our actual refinery margins vary from the Gulf Coast 3/2/1 crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast 3/2/1 crack spread as an indicator of the volatility and general levels of refining margins.

The prices at which we sell specialty products are strongly influenced by the commodity price of crude oil. If crude oil prices increase, our specialty products segment’s margins will fall unless we are able to pass along these price increases to our customers. Increases in selling prices for specialty products typically lag the rising cost of crude oil and may be difficult to implement when crude oil costs increase dramatically over a short period of time. For example, in the year ended December 31, 2007, excluding the effects of hedges, we experienced a 10.4% increase in the cost of crude oil per barrel as compared to a 3.4% increase in the average sales price per barrel of our specialty products. It is possible we may not be able to pass on all or any portion of the increased crude oil costs to our customers. In addition, we will not be able to completely eliminate our commodity risk through our hedging activities.

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

For example, daily prices as reported on the New York Mercantile Exchange (“NYMEX”) ranged between $5.38 and $8.64 per million British thermal units, or MMBtu, in 2007 and between $4.20 and $10.62 per MMBtu in

2006. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 44.2% and 42.3% of our total operating expenses included in cost of sales for the years ended December 31, 2007 and 2006, respectively. If our natural gas costs rise, it will adversely affect the amount of cash we will have available for distribution to our unitholders.

Our hedging activities may not be effective in reducing the volatility of our cash flows and may reduce our earnings, profitability and cash flows.

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

The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual crude oil prices, natural gas prices or fuel products prices that we incur or realize in our operations. Accordingly, our commodity price risk management policy may not protect us from significant and sustained increases in crude oil or natural gas prices or decreases in fuel products prices. Conversely, our policy may limit our ability to realize cash flows from crude oil and natural gas price decreases.

We have a policy to enter into derivative transactions related to only a portion of the volume of our expected purchase and sales requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion. For example, we generally have entered into monthly crude collars to hedge up to 14,000 bpd of crude purchases related to our specialty products segment, which had average total daily production for the year ended December 31, 2007 of 25,123 bpd. Thus, we could be exposed to significant crude cost increases on a portion of our purchases. Please read Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Our actual future purchase and sales requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flows from our sale or purchase of the underlying physical commodity, which may result in a substantial diminution of our liquidity. As a result, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our hedging policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Our asset reconfiguration and enhancement initiatives, including the current expansion project at our Shreveport refinery, may not result in revenue or cash flow increases, may be subject to significant cost overruns and are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, operating results, cash flows and financial condition.

We plan to grow our business in part through the reconfiguration and enhancement of our refinery assets. As a specific current example, we are in the process of completing an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility. This construction project and the construction of other additions or modifications to our existing refineries involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. As a result, these projects may not be completed at the budgeted cost, on schedule, or at all.

We currently anticipate that our expansion project at the Shreveport refinery will be completed by the first quarter of 2008 with production ramping up during the second quarter of 2008 and will cost approximately $300 million to complete, an increase of $80 million from our previous estimate and an increase of $190 million from our initial estimate. This increase is primarily due to increased construction labor costs and relatively lower productivity than earlier expected and therefore a delay in the startup of the project. We may suffer additional significant delays to the expected completion date or significant additional cost overruns as a result of increases in construction costs, shortages of workers or materials, transportation constraints, adverse weather, regulatory and permitting challenges, unforeseen difficulties or labor issues. Thus, construction to expand our Shreveport refinery or construction of other additions or modifications to our existing refineries may occur over an extended period of time and we may not receive any material increases in revenues and cash flows until the project is completed, if at all. Moreover, we may encounter difficulties or delays during the ramp up of production subsequent to the completion of the Shreveport refinery expansion project or other projects. For further discussion of the Shreveport expansion project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

If we are unable to integrate the Penreco acquisition as expected, our future financial performance may be negatively impacted.

Integration of the Penreco business and operations with our existing business and operations will be a complex, time-consuming and costly process, particularly given that the acquisition substantially increased our size, expanded our product line beyond products we have historically sold and diversified the geographic areas in which we operate. A failure to successfully integrate the Penreco business and operations with our existing business and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business;

•	customer or key employee loss from the acquired business;

•	changes in key supply or feedstock agreements related to the acquired business;

•	the diversion of management’s attention from other business concerns;

•	integrating personnel from diverse business backgrounds and organizational cultures, including unionized employees previously employed by Penreco;

•	managing relationships with new customers and suppliers for whom we have not previously provided products or services;

•	maintaining an effective system of internal controls related to the acquired business;

•	integrating internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other regulatory compliance and corporate governance matters;

•	an inability to complete other internal growth projects and/or acquisitions due to constraints on time and resources;

•	difficulties integrating new technology systems that we have not historically used in our operations or financial reporting;

•	an increase in our indebtedness;

•	potential environmental or regulatory compliance matters or liabilities including, but not limited to, the matters associated with the Environmental Protection Agency, Texas Commission on Environmental Quality and the Commonwealth of Pennsylvania Department of Environmental Protection, and title issues, including certain liabilities arising from the operation of the acquired business before the acquisition;

•	coordinating geographically disparate organizations, systems and facilities;

•	coordinating with the labor unions which represent substantially all of Penreco’s operating personnel; and

•	coordinating and consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of the acquisition.

Our acquisition of Penreco could expose us to potential significant liabilities.

In connection with the Penreco acquisition, we purchased all of the partnership interests of Penreco rather than just its assets. As a result, we purchased the liabilities of Penreco subject to certain exclusions in the purchase and sale agreement, including unknown and contingent liabilities. We performed a certain level of due diligence in connection with the Penreco acquisition and attempted to verify the representations of the sellers and of Penreco management, but there may be pending, threatened, contemplated or contingent claims against Penreco related to environmental, title, regulatory, litigation or other matters of which we are unaware. Although the sellers agreed to indemnify us on a limited basis against some of these liabilities, a significant portion of these indemnification obligations will expire two years after the date the acquisition is completed without any claims having been asserted by us and these obligations are subject to limits. Each seller’s liability is limited to 50% of our loss. Each seller’s indemnification obligations are generally subject to a limit of $2.0 million limit for most matters and a deductible of $1.0 million per claim, or $10.0 million for all claims in the aggregate. We may not be able to collect on such indemnification because of disputes with the sellers or their inability to pay. Moreover, there is a risk that we could ultimately be liable for unknown obligations of Penreco, which could materially adversely affect our operations and financial condition.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We had approximately $37.1 million of outstanding indebtedness under our credit facilities as of December 31, 2007 and availability for borrowings of $120.5 million under our senior secured revolving credit facility. We continue to have the ability to incur additional debt, including the ability to borrow up to $225.0 million as of December 31, 2007 under our senior secured revolving credit facility, subject to borrowing base limitations in our credit agreement. On January 3, 2008, we entered into a new senior secured first lien term loan credit facility for $385.0 million. We also amended the senior secured revolving credit facility to increase total availability on the revolver up to $375.0 million. As of January 3, 2008, we have total outstanding debt of $385.0 million on the senior secured term loan and have the ability to borrow up to $375.0 million under the amended senior secured revolving credit facility, subject to borrowing base limitations. For further discussion of the new term loan credit facility, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities.” Our level of indebtedness could have important consequences to us, including the following:

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

Our newly acquired Penreco assets are dependent upon ConocoPhillips for a majority of their feedstocks, and the balance of its feedstocks are not secured by long-term contracts and are subject to price increases and availability. To the extent we are unable to obtain necessary feedstocks, operations will be adversely affected.

Our newly acquired Penreco assets receive the majority of their feedstocks from ConocoPhillips pursuant to long-term supply contracts. In addition, one particular feedstock is produced at a unit operated by ConocoPhillips within one of its refineries, which has shut down production in the past under the force majeure provisions of a supply contract. In addition, we do not have long-term contracts with most of our other new suppliers. Each of our new facilities is dependent on these suppliers and the loss of these suppliers would adversely affect our financial results to the extent we were unable to find replacement suppliers.

We may be unable to consummate potential acquisitions we identify or successfully integrate such acquisitions.

We regularly consider and enter into discussions regarding potential acquisitions that we believe are complementary to our business. Any such purchase is subject to substantial due diligence, the negotiation of a definitive purchase and sale agreement and ancillary agreements, including, but not limited to supply, transition services and licensing agreements, and the receipt of various board of directors, governmental and other approvals. In the alternative, if we are successful in closing any such acquisitions, we will be subject to many of the risks we face in connection with the Penreco acquisition, including integration risks and the risk that a substantial portion of its business may not produce “qualifying income” for purposes of the Internal Revenue Code.

If our general financial condition deteriorates, we may be limited in our ability to issue letters of credit which may affect our ability to enter into hedging arrangements, to enter into leasing arrangements, or to purchase crude oil.

We rely on our ability to issue letters of credit to enter into hedging arrangements in an effort to reduce our exposure to adverse fluctuations in the prices of crude oil, natural gas and crack spreads. We also rely on our ability to issue letters of credit to purchase crude oil for our refineries, lease certain precious metals for use in our refinery operations and enter into cash flow hedges of crude oil and natural gas purchases and fuel products sales. If, due to our financial condition or other reasons, we are limited in our ability to issue letters of credit or we are unable to issue letters of credit at all, we may be required to post substantial amounts of cash collateral to our hedging counterparties, lessors or crude oil suppliers in order to continue these activities, which would adversely affect our liquidity and our ability to distribute cash to our unitholders.

We depend on certain key crude oil gatherers for a significant portion of our supply of crude oil, and the loss of any of these key suppliers or a material decrease in the supply of crude oil generally available to our refineries could materially reduce our ability to make distributions to unitholders.

We purchase crude oil from major oil companies as well as from various gatherers and marketers in Texas and North Louisiana. For the year ended December 31, 2007, subsidiaries of Plains and Genesis Crude Oil, L.P. supplied us with approximately 63.1% and 8.8%, respectively, of our total crude oil supplies under term contracts and evergreen crude oil supply contracts. Each of our refineries is dependent on one or both of these suppliers and the loss of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil. We do not maintain long-term contracts with most of our suppliers. Please read Items 1 and 2 “Business and Properties — Crude Oil and Feedstock Supply.”

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

We are subject to compliance with stringent environmental, health and safety laws and regulations that may expose us to substantial costs and liabilities.

Our crude oil and specialty hydrocarbon refining and terminal operations are subject to stringent and complex federal, state and local environmental, health and safety laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, worker health and safety. These laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of significant capital expenditures to limit or prevent releases of materials from our refineries, terminal, and related facilities, and the incurrence of substantial costs and liabilities for pollution resulting both from our operations and from those of prior owners. Numerous governmental authorities, such as the EPA, OSHA, and state agencies, such as the LDEQ, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with laws, regulations, permits and orders may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Described below are examples of these costs and liabilities.

We are continuing our discussions on a voluntary basis with the LDEQ regarding our participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” While no specific compliance and enforcement expenditures have been requested as a result of our discussions, we anticipate that we will ultimately be required to make emissions reductions requiring capital investments between an aggregate of $1.0 million and $3.0 million over a three to five year period at the Company’s three Louisiana refineries. As a part of this initiative, we also expect to settle $0.4 million of penalties assessed by the LDEQ.

We received an OSHA citation in the fourth quarter of 2007 for various process safety violations at our Shreveport refinery which resulted in a penalty totaling $0.1 million. We plan to have an informal conference with OSHA in mid-March 2008 to clarify the citations received and contest the citation amount. We also estimate we will incur potential expenditures of $0.8 million to remediate OSHA compliance issues as a part of the Penreco acquisition.

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

Our refineries, facilities and terminal operations face operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.

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

Downtime for maintenance at our refineries and facilities will reduce our revenues and cash available for distribution.

Our refineries and facilities consist of many processing units, a number of which have been in operation for a long time. One or more of the units may require additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues during the period of time that our units are not operating and could reduce our ability to make distributions to our unitholders.

We are subject to strict regulations at many of our facilities regarding employee safety, and failure to comply with these regulations could reduce our ability to make distributions to our unitholders.

The workplaces associated with the facilities we operate are subject to the requirements of the federal OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances could reduce our ability to make distributions to our unitholders if we are subjected to fines or significant compliance costs.

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

The operating and financial restrictions and covenants in our credit agreements and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreements restrict our ability to:

•	pay distributions;

•	incur indebtedness;

•	grant liens;

•	make certain acquisitions and investments;

•	make capital expenditures above specified amounts;

•	redeem or prepay other debt or make other restricted payments;

•	enter into transactions with affiliates;

•	enter into a merger, consolidation or sale of assets; and

•	cease our crack spread hedging program.

Our ability to comply with the covenants and restrictions contained in our credit agreements may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreements, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions may be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreements are secured by substantially all of our assets, including our newly acquired Penreco operating assets, and if we are unable to repay our indebtedness under our credit agreements, the lenders could seek to foreclose on our assets.

The new senior secured term loan credit agreement and amendment to our existing revolving credit facility that we executed on January 3, 2008 in connection with the Penreco acquisition contain operating and financial restrictions similar to the items listed above, which we believe will generally be at least as restrictive as our credit agreements in effect prior to January 3, 2008. Financial covenants in the new term loan credit agreement and the amended revolving credit facility include a maximum consolidated leverage ratio of not more than 4.00 to 1.00 with a step down to 3.75 to 1.00 starting with the quarter ended June 30, 2009 and a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00 with a step up to 2.75 to 1.00 starting with the quarter ended June 30, 2009. The failure to comply with any of these or other covenants would cause a default under the credit facilities. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facility or it may not be on terms that are acceptable to us.

An increase in interest rates will cause our debt service obligations to increase.

Borrowings under our revolving credit facility bear interest at a floating rate (7.25% as of December 31, 2007). Borrowings under our previous term loan facility bore interest at a floating rate (8.74% as of December 31, 2007). The interest rates are subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate. The interest rate under our new term loan credit facility, entered into on January 3, 2008, is LIBOR plus 4.0%. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Our business and operations could be adversely affected by terrorist attacks.

The U.S. government may continue to issue public warnings that indicate that energy assets might be specific targets of terrorist organizations. The continued threat of terrorism and the impact of military and other actions will likely lead to increased volatility in prices for natural gas and crude oil and could affect the markets for our products. These developments have subjected our operations to increased risk and, depending on their ultimate magnitude, could have a material adverse affect on our business. We do not carry any terrorism risk insurance.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.

We rely exclusively on sales generated from products processed from the refineries we own. Furthermore, the majority of our assets and operations are located in northwest Louisiana. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather, decreased supply of crude oil feedstocks and/or decreased demand for refined petroleum products, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and in diverse locations.

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

We depend on unionized labor for the operation of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business.

Substantially all of our operating personnel at our Princeton, Cotton Valley and Shreveport refineries are employed under collective bargaining agreements that expire in October 2008, March 2010 and April 2010, respectively. Substantially all of the operating personnel acquired through the Penreco acquisition are employed under collective bargaining agreements that expire in January 2009 and March 2010. Our inability to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. For example, in 2006, Penreco’s financial performance was significantly impacted by a 99-day work stoppage at its Karns City, Pennsylvania facility due to a labor dispute. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

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

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, or prevent fraud which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

Effective internal controls are necessary for us to provide reliable financial reports to prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, annually to review and report on, and our independent registered public accounting firm annually to attest to, our internal control over financial reporting. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation or other effective improvement of our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

Risks Inherent in an Investment in Us

The families of our chairman and chief executive officer and president, The Heritage Group and certain of their affiliates own a 57.2% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.

The families of our chairman and chief executive officer and president, the Heritage Group, and certain of their affiliates own a 57.2% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and chief executive officer and president own our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Pursuant to the omnibus agreement we entered into in connection with our initial public offering, The Heritage Group and its controlled affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of refining or marketing specialty lubricating oils, solvents and wax products as well as gasoline, diesel and jet fuel products in the continental United States (“restricted business”) for so long as it controls us. This restriction does not apply to certain assets and businesses which are more fully described under Item 13 “Certain Relationships and Related Party Transactions — Omnibus Agreement.”

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

The unitholders are unable initially to remove the general partner without its consent because the general partner and its affiliates will own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. The owners of our general partner and certain of their affiliates own 58.4% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of the general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

In general, during the subordination period, we may issue up to 6,533,000 additional common units without obtaining unitholder approval, which units we refer to as the “basket.” Subsequent to the completion of our follow-on offering on November 20, 2007, we had 2,551,144 units available under the basket. If the Penreco acquisition and Shreveport refinery expansion project are determined to increase cash flow per unit, our general partner will be able to replenish the basket with the number of units issued to finance the Shreveport refinery expansion project and the Penreco acquisition. If we are able to demonstrate accretion with respect to both of these transactions, our basket will return to its original level, or 6,533,000 common units.

Our general partner can also issue an unlimited number of common units in connection with accretive acquisitions and capital improvements that increase cash flow from operations per unit on an estimated pro forma basis. We can also issue additional common units if the proceeds are used to repay certain of our indebtedness.

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

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf. Any such reimbursement will be determined by our general partner and will reduce the cash available for distribution to unitholders. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us. Please read Item 13 “Certain Relationships, Related Party Transactions and Director Independence.”

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. Our general partner and its affiliates own approximately 30.1% of the common units. At the end of the subordination period, assuming no additional issuances of common units, our general partner and its affiliates will own approximately 58.4% of the common units.

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

Our common units are traded publicly on the NASDAQ Global Market under the symbol “CLMT.” However, our common units have a limited trading history and low average daily trading volume compared to many other units representing limited partner interests quoted on the NASDAQ. The price of our common units may continue to be volatile.

The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in commodity prices or refining margins;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, treats us as a corporation or we become subject to additional amounts of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to common unitholders.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us, other than as specifically described herein with respect to the Penreco assets. Please read “— The Penreco assets and operations we acquired may be subject to federal income tax, which would substantially reduce cash available for distribution,” below.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to the unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At a state level, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, beginning in 2008, we will be required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to unitholders.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this prospectus or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on disposition of common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-United States persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), other retirement plans, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

The Penreco assets and operations we acquired may be subject to federal income tax, which would substantially reduce cash available for distribution.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a publicly traded partnership such as ours to be treated as a corporation for federal income tax purposes. In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code.

We have requested a ruling from the IRS with respect to the qualifying nature of the income generated by the Penreco assets and operations upon which, if granted, we may rely with respect such income. If the IRS is unwilling or unable to provide a favorable ruling with respect to the Penreco income in a timely manner, it may be necessary for us to own the Penreco assets and conduct the acquired Penreco business operations in a taxable corporate subsidiary. In such case, this corporate subsidiary, like our existing corporate subsidiary, would be subject to corporate-level tax on its taxable income at the applicable federal corporate income tax rate of 35% as well as any applicable state income tax rates. Imposition of a corporate level tax would significantly reduce the anticipated cash available for distribution from the Penreco assets and operations to us and, in turn, would reduce our cash available for distribution to our unitholders. Moreover, if the IRS were to successfully assert that this corporation had more tax liability than we currently anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced. Additionally, the qualifying nature of other income from such acquisition may be in question and require a private letter ruling from the IRS as described above.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Vinson & Elkins L.L.P. has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methodologies, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements.

In addition to federal income taxes, our common unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Our common unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own assets and/or do business in Arkansas, California, Connecticut, Delaware, Florida, Georgia, Indiana, Illinois, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia. Each of these states, other than Texas and Florida, currently imposes a personal income tax as well as an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is the responsibility of our common unitholders to file all United States federal, foreign, state and local tax returns.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are quoted and traded on the NASDAQ Global Market under the symbol “CLMT.” Our common units began trading on January 26, 2006 at an initial public offering price of $21.50. Prior to that date, there was no public market for our common units. The following table shows the low and high sales prices per common unit, as reported by NASDAQ, for the periods indicated. During each quarter in the year ended December 31, 2007, identical cash distributions per unit were paid among all outstanding common and subordinated units.

			Cash Distribution
	Low	High	per Unit

Year ended December 31, 2006:
First quarter(1)	$21.70	$27.95	$0.30	(2)
Second quarter	$27.11	$36.94	$0.45
Third quarter	$28.79	$32.58	$0.55
Fourth quarter	$29.80	$44.21	$0.60
Year ended December 31, 2007:
First quarter	$39.64	$48.50	$0.60
Second quarter	$46.36	$55.26	$0.60
Third quarter	$42.27	$52.90	$0.63
Fourth quarter	$32.87	$50.99	$0.63

(1)	Represents the period from January 26, 2006, the day our common units began trading on the NASDAQ, through March 31, 2006.

(2)	Reflects the pro rata portion of the $0.45 quarterly distribution per unit paid, representing the period from the January 31, 2006 closing of our initial public offering through March 31, 2006.

As of February 29, 2008, there were approximately 17 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. As of February 29, 2008, there were 32,232,000 units outstanding. The number of units outstanding on this date includes the 13,066,000 subordinated units for which there is no established trading market. The last reported sale price of our common units by NASDAQ on February 29, 2008 was $30.17.

On November 20, 2007, we completed a follow-on public offering of common units in which we sold 2,800,000 common units to the underwriters of this offering at a price to the public of $36.98 per common unit and received net proceeds of $98.2 million. Additionally, the general partner contributed an additional $2.1 million to us to retain its 2% general partner interest.

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

Intent to Distribute the Minimum Quarterly Distribution.  We distribute to the holders of common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit agreements. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our credit agreements that restrict our ability to make distributions. On February 14, 2008, we paid a quarterly cash distribution of $0.63 per unit on all outstanding units totaling $21.7 million for the quarter ended December 31, 2007 to all unitholders of record as of the close of business on February 4, 2008.

General Partner Interest and Incentive Distribution Rights.  Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 657,796 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.45 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. We paid $3.5 million to our general partner in incentive distributions pursuant to its incentive distribution rights during the year ended December 31, 2007.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following table shows selected historical consolidated financial and operating data of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet”) and Calumet Lubricants Co., Limited Partnership (“Predecessor”). The selected historical financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2005, 2004 and 2003, are derived from the consolidated financial statements of the Predecessor. The results of operations for the year ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

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

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K except for operating data such as sales volume, feedstock runs and refinery production. The table also should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per unit data)

Summary of Operations Data:
Sales	$1,637,848	$1,641,048	$1,289,072	$539,616	$430,381
Cost of sales	1,456,492	1,436,108	1,147,117	501,973	385,396

Gross profit	181,356	204,940	141,955	37,643	44,985
Operating costs and expenses:
Selling, general and administrative	19,614	20,430	22,126	13,133	9,432
Transportation	54,026	56,922	46,849	33,923	28,139
Taxes other than income taxes	3,662	3,592	2,493	2,309	2,419
Other	2,854	863	871	839	905
Restructuring, decommissioning and asset impairments(1)	—	—	2,333	317	6,694

Total operating income (loss)	101,200	123,133	67,283	(12,878)	(2,604)

Other income (expense):
Equity in income (loss) of unconsolidated affiliates	—	—	—	(427)	867
Interest expense	(4,717)	(9,030)	(22,961)	(9,869)	(9,493)
Interest income	1,944	2,951	204	17	—
Debt extinguishment costs	(352)	(2,967)	(6,882)	—	—
Realized gain (loss) on derivative instruments	(12,484)	(30,309)	2,830	39,160	(961)
Unrealized gain (loss) on derivative instruments	(1,297)	12,264	(27,586)	(7,788)	7,228
Other	(919)	(274)	38	66	32

Total other income (expense)	(17,825)	(27,365)	(54,357)	21,159	(2,327)

Net income (loss) before income taxes	83,375	95,768	12,926	8,281	(4,931)
Income tax expense	501	190	—	—	—

Net income (loss)	$82,874	$95,578	$12,926	$8,281	$(4,931)

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per unit data)

Basic and diluted net income per limited partner unit:
Common	$2.63	$2.84
Subordinated	$1.86	$2.20
Weighted average units:
Common — basic	16,678	14,642
Subordinated — basic	13,066	13,066
Common — diluted	16,680	14,642
Subordinated — diluted	13,066	13,066
Balance Sheet Data (at period end):
Property, plant and equipment, net	$442,882	$191,732	$127,846	$126,585	$89,938
Total assets	678,857	531,651	401,924	319,396	219,066
Accounts payable	167,977	78,752	44,759	58,027	32,263
Long-term debt	39,891	49,500	267,985	214,069	146,853
Total partners’ capital	399,644	385,267	43,940	37,802	29,521
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$167,546	$166,768	$(34,001)	$(612)	$7,048
Investing activities	(260,875)	(75,803)	(12,903)	(42,930)	(11,940)
Financing activities	12,409	(22,183)	40,990	61,561	4,884
Other Financial Data:
EBITDA	$102,719	$119,586	$53,155	$25,077	$11,331
Adjusted EBITDA	104,272	104,458	85,821	34,711	6,110
Operating Data (bpd):
Total sales volume(2)	47,663	50,345	46,953	24,658	23,616
Total feedstock runs(3)	48,354	51,598	50,213	26,205	25,007
Total refinery production(4)	47,736	50,213	48,331	26,297	25,204

(1)	Incurred in connection with the decommissioning of the Rouseville, Pennsylvania facility, the termination of the Bareco joint venture and the closing of the Reno, Pennsylvania facility, none of which were contributed to Calumet Specialty Products Partners, L.P. in connection with the closing of our initial public offering.

(2)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(3)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries.

(4)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

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

We define EBITDA as net income plus interest expense (including debt issuance and extinguishment costs), taxes and depreciation and amortization. We define Adjusted EBITDA to be Consolidated EBITDA as defined in our credit facilities. Consistent with that definition, Adjusted EBITDA means, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period. We are required to report Adjusted EBITDA to our lenders under our credit facilities and it is used to determine our compliance with the consolidated leverage test thereunder. Our credit agreements in effect at December 31, 2007 required us to maintain a consolidated leverage ratio of consolidated debt to Adjusted EBITDA, after giving effect to any proposed distributions, of no greater than 3.75 to 1 in order to make distributions to our unitholders. On January 3, 2008, we entered into a new senior secured term loan credit facility and amended our existing senior secured revolving credit facility. Our new agreements new required us to maintain a consolidated leverage ratio of consolidated debt to Adjusted EBITDA, after giving effect to any proposed distributions, of no greater than 4.0 to 1 in order to make distributions to our unitholders, with a step down to a ratio of 3.75 to 1 starting with the quarter ended June 30, 2009. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional details regarding our credit agreements.

EBITDA and Adjusted EBITDA should not be considered alternatives to net income, operating income, net cash provided by (used in) operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following table presents a reconciliation of both net income to EBITDA and Adjusted EBITDA and Adjusted

EBITDA and EBITDA to net cash provided by (used in) operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income (loss)	$82,874	$95,578	$12,926	$8,281	$(4,931)
Add:
Interest expense and debt extinguishment costs	5,069	11,997	29,843	9,869	9,493
Depreciation and amortization	14,275	11,821	10,386	6,927	6,769
Income tax expense	501	190	—	—	—

EBITDA	$102,719	$119,586	$53,155	$25,077	$11,331

Add:
Unrealized losses (gains) from mark to market accounting for hedging activities	$3,487	$(13,145)	$27,586	$7,788	$(7,228)
Non-cash impact of restructuring, decommissioning and asset impairments	—	—	1,766	(1,276)	2,250
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(1,934)	(1,983)	3,314	3,122	(243)

Adjusted EBITDA	$104,272	$104,458	$85,821	$34,711	$6,110

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by (used in) operating activities:
Adjusted EBITDA	$104,272	$104,458	$85,821	$34,711	$6,110
Add:
Unrealized (losses) gains from mark to market accounting for hedging activities	(3,487)	13,145	(27,586)	(7,788)	7,228
Non-cash impact of restructuring, decommissioning and asset impairments	—	—	(1,766)	1,276	(2,250)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	1,934	1,983	(3,314)	(3,122)	243

EBITDA	$102,719	$119,586	$53,155	$25,077	$11,331

Add:
Interest expense and debt extinguishment costs	(4,638)	(11,997)	(29,843)	(9,869)	(9,493)
Income taxes	(501)	(190)	—	—	—
Restructuring charge	—	—	1,693	—	874
Provision for doubtful accounts	41	172	294	216	12
Equity in (loss) income of unconsolidated affiliates	—	—	—	427	(867)
Dividends received from unconsolidated affiliates	—	—	—	3,470	750
Debt extinguishment costs	352	2,967	4,173	—	—
Changes in assets and liabilities:
Accounts receivable	(15,038)	16,031	(56,878)	(19,399)	(4,670)
Inventory	3,321	(2,554)	(25,441)	(20,304)	15,547
Other current assets	(4,121)	16,183	569	(11,596)	(563)
Derivative activity	3,418	(13,143)	31,598	5,046	(6,265)
Accounts payable	89,225	33,993	(13,268)	25,764	(1,809)
Accrued liabilities	(4,150)	657	5,293	957	1,004
Other, including changes in noncurrent assets and liabilities	(3,082)	5,063	(5,346)	(401)	1,197

Net cash provided by (used in) operating activities	$167,546	$166,768	$(34,001)	$(612)	$7,048

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Annual Report on Form 10-K reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”) when used in the present tense, prospectively or for historical periods since January 31, 2006 and Calumet Lubricants Co., Limited Partnership (“Predecessor”) for historical periods prior to January 31, 2006 where applicable. These historical consolidated financial statements include the results of operations of the Predecessor’s Rouseville and Reno facilities, which have been closed. The following discussion analyzes the financial condition and results of operations of Calumet for the years ended December 31, 2007 and 2006 and the Predecessor for the year ended December 31, 2005. The financial condition and results of operations for the year ended December 31, 2006 are of Calumet and include the results of operation of the Predecessor from January 1, 2006 to January 31, 2006. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical consolidated financial statements and notes of Calumet included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the year ended December 31, 2007, approximately 63.6% of our gross profit was generated from our specialty products segment and approximately 36.4% of our gross profit was generated from our fuel products segment.

Our fuel products segment began operations in 2004, when we substantially completed the approximately $39.7 million reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty products slate as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. Further, we are nearing completion on an expansion project at our Shreveport refinery to increase throughput capacity and feedstock flexibility. Please read “Liquidity and Capital Resources — Capital Expenditures.”

On January 3, 2008, we closed the acquisition of Penreco, a Texas general partnership, for a purchase price of approximately $275 million, subject to customary post-closing purchase price adjustments. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition includes plants in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company. The transaction was funded through a portion of the combined proceeds from a public equity offering and a new senior secured first lien term loan credit facility. For further discussion please read “Liquidity and Capital Resources — Debt and Credit Facilities.”

Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.

Our primary raw material is crude oil and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Item 7A “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of December 31, 2007, we have hedged approximately 26.5 million barrels of fuel products through December 2011 at an average refining margin of $11.69 per barrel with average refining margins ranging from a low of $11.15 in 2011 to a high of $12.63 in 2008. Please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our derivative instruments.

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

Production yields.  We seek the optimal product mix for each barrel of crude oil we refine, which we refer to as production yield, in order to maximize our gross profit and minimize lower margin by-products.

Specialty products and fuel products gross profit.  Specialty products and fuel products gross profit are an important measure of our ability to maximize the profitability of our specialty products and fuel products segments. We define specialty products and fuel products gross profit as sales less the cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which include labor, fuel, utilities, contract services, maintenance, depreciation and processing materials. We use specialty products and fuel products gross profit as indicators of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase in selling prices typically lags behind the rising cost of crude oil feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate depending on the maintenance activities performed during a specific period.

In addition to the foregoing measures, we also monitor our selling, general and administrative expenditures, substantially all of which are incurred through our general partner, Calumet GP, LLC.

Results of Operations

The following table sets forth information about our combined refinery operations. Refinery production volume differs from sales volume due to changes in inventory.

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005

Total sales volume (bpd)(1)	47,663	50,345	46,953
Total feedstock runs (bpd)(2)	48,354	51,598	50,213
Refinery production (bpd)(3):
Specialty products:
Lubricating oils	10,734	11,436	11,556
Solvents	5,104	5,361	4,422
Waxes	1,177	1,157	1,020
Fuels	1,951	2,038	2,354
Asphalt and other by-products	6,157	6,596	6,313

Total	25,123	26,588	25,665

Fuel products:
Gasoline	7,780	9,430	8,278
Diesel	5,736	6,823	8,891
Jet fuel	7,749	6,911	5,080
By-products	1,348	461	417

Total	22,613	23,625	22,666

Total refinery production	47,736	50,213	48,331

(1)	Total sales volume includes sales from the production of our refineries and sales of inventories.

(2)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our refineries. The decrease in feedstock runs for the year ended December 31, 2007 was due to unscheduled downtime of certain operating units at our Shreveport refinery as well as reduced production as a result of incremental refining economics associated with the rising cost of crude oil.

(3)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other refinery feedstocks at our refineries. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.

The following table sets forth information about the consolidated sales of our principal products.

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005
	(In millions)

Specialty products:
Lubricating oils	$478.1	$509.9	$394.4
Solvents	199.8	201.9	145.0
Waxes	61.6	61.2	43.6
Fuels	52.5	41.3	44.0
Asphalt and other by-products	74.7	98.8	76.3

Total	866.7	913.1	703.3

Fuel products:
Gasoline	307.1	336.7	223.6
Diesel	203.7	207.1	230.9
Jet fuel	225.9	176.4	121.3
By-products	34.4	7.7	10.0

Total	771.1	727.9	585.8

Sales	$1,637.8	$1,641.0	$1,289.1

The following table reflects our consolidated results of operations.

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005
	(In millions)

Sales	$1,637.8	$1,641.0	$1,289.1
Cost of sales	1,456.4	1,436.1	1,147.1

Gross profit	181.4	204.9	142.0

Operating costs and expenses:
Selling, general and administrative	19.6	20.4	22.1
Transportation	54.0	56.9	46.9
Taxes other than income taxes	3.7	3.6	2.5
Other	2.9	0.9	0.9
Restructuring, decommissioning and asset impairments	—	—	2.3

Operating income	101.2	123.1	67.3

Other income (expense):
Interest expense	(4.7)	(9.0)	(23.0)
Interest income	1.9	3.0	0.2
Debt extinguishment costs	(0.4)	(3.0)	(6.9)
Realized gain (loss) on derivative instruments	(12.5)	(30.3)	2.8
Unrealized gain (loss) on derivative instruments	(1.3)	12.3	(27.6)
Other	(0.8)	(0.3)	0.1

Total other expense	(17.8)	(27.3)	(54.4)

Net income before income taxes	83.4	95.8	12.9
Income tax expense	(0.5)	(0.2)	—

Net income	$82.9	$95.6	$12.9

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales.  Sales decreased $3.2 million, or 0.2%, to $1,637.8 million in the year ended December 31, 2007 from $1,641.0 million in the year ended December 31, 2006. Sales for each of our principal product categories in these periods were as follows:

	Calumet
	Year Ended December 31,
	2007	2006	% Change
	(Dollars in millions)

Sales by segment:
Specialty products:
Lubricating oils	$478.1	$509.9	(6.2)%
Solvents	199.8	201.9	(1.0)%
Waxes	61.6	61.2	0.7%
Fuels(1)	52.5	41.3	27.1%
Asphalt and other by-products(2)	74.7	98.8	(24.4)%

Total specialty products	866.7	913.1	(5.1)%

Total specialty products sales volume (in barrels)	8,410,000	9,165,000	(8.2)%
Fuel products:
Gasoline	$307.1	$336.7	(8.8)%
Diesel	203.7	207.1	(1.7)%
Jet fuel	225.9	176.4	28.1%
By-products(3)	34.4	7.7	347.3%

Total fuel products	771.1	727.9	5.9%

Total fuel products sales volume (in barrels)	8,987,000	9,211,000	(2.4)%
Total sales	$1,637.8	$1,641.0	(0.2)%

Total sales volume (in barrels)	17,397,000	18,376,000	(5.3)%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

This $3.2 million decrease in sales resulted from a $46.4 million decrease in sales in the specialty products segment and a $43.2 million increase in sales in the fuel products segment.

Specialty products segment sales for the year ended December 31, 2007 decreased $46.4 million, or 5.1%, primarily due to a 8.2% decrease in volumes sold, from approximately 9.2 million barrels in the year ended December 31, 2006 to approximately 8.4 million barrels in the year ended December 31, 2007. Decreased volumes were driven by lower sales of lubricating oils and asphalt and by-products. Lubricating oils sales volume decreased primarily due to higher demand for certain lubricating oils at the Princeton refinery due to the hurricane season of 2005 creating a brief decline in supply from our competitors in 2006 combined with reduced production at our Shreveport refinery. The reduced production at our Shreveport refinery was due to our decision to reduce production levels during the third and fourth quarters of 2007 due to the unfavorable incremental refining margins related to the rising cost of crude oil as well as unscheduled downtime of certain operating units at our Shreveport refinery in the first quarter of 2007. This decrease was partially offset by a 3.4% increase in the average selling price per barrel of specialty products. Average selling prices per barrel for lubricating oils, solvents, waxes, fuels, and asphalt and by-products all individually increased at rates below the overall 10.4% increase in our cost of crude oil per barrel during the period due to the rapidly changing and volatile market conditions.

Fuel products segment sales for the year ended December 31, 2007 increased $43.2 million, or 5.9%, due to a 13.3% increase in the average selling price per barrel, which exceeded the overall 10.4% increase in the cost of crude oil per barrel for the period. This increase was partially offset by a 2.4% decrease in fuel products sales volumes sold attributable to lower production at our Shreveport refinery. The reduced production at our Shreveport refinery was due to our decision to reduce production levels during the third and fourth quarters of 2007 as a result of the unfavorable incremental refining margins related to the rising cost of crude oil as well as unscheduled downtime of certain operating units at our Shreveport refinery in the first quarter of 2007. Fuel products segment sales were also negatively affected by increased derivative losses of $33.6 million on our fuel products cash flow hedges recorded to sales for the year ended December 31, 2007 as compared to the prior year.

Gross Profit.  Gross profit decreased $23.6 million, or 11.5%, to $181.4 million for the year ended December 31, 2007 from $204.9 million for the year ended December 31, 2006. Gross profit for our specialty and fuel products segments were as follows:

	Calumet
	Year Ended December 31,
	2007	2006	% Change
	(Dollars in millions)

Gross profit by segment:
Specialty products	$115.4	$154.0	(25.1)%
Percentage of sales	13.3%	16.9%
Fuel products	$66.0	$50.9	29.6%
Percentage of sales	8.6%	7.0%
Total gross profit	$181.4	$204.9	(11.5)%
Percentage of sales	11.1%	12.5%

This $23.6 million decrease in total gross profit includes a decrease in gross profit of $38.7 million in the specialty products segment offset by a $15.1 million increase in gross profit in the fuel products segment.

The decrease in the specialty products segment gross profit was primarily due the rising cost of crude oil outpacing increases in the selling price per barrel of our specialty products, decreased sales volumes and increased operating costs due to higher maintenance expense. The cost of crude oil increased by approximately 10.4% over prior year while the average selling price per barrel increased by only 3.4%. Sales volume decreased 8.2% primarily related to lubricating oils as well as asphalt and by-products. These decreases in segment gross profit were partially offset by increased derivative gains of $10.6 million on our cash flow hedges of crude oil and natural gas purchases for the year ended December 31, 2007 as compared to the prior year as well as increased LIFO gains of $10.6 million from the liquidation of lower cost layers of inventory as compared to current costs.

The increase in the fuel products segment gross profit of $15.1 million was primarily the result of the average selling price increasing by 13.3% as compared to the increase in our average cost of crude of 10.4%. Additionally, we experienced higher material costs in 2006 from the use of certain gasoline blendstocks to maintain compliance with environmental regulations in the fourth quarter of 2006, with no such activity in 2007. These increases were partially offset by a 2.4% decrease in fuel sales volumes and increased derivative losses on our fuel products hedges of $11.4 million. In addition, for the year ended December 31, 2007 the fuel products segment recognized increased LIFO gains of $7.1 million from the liquidation of lower cost layers of inventory as compared to current costs.

Selling, general and administrative.  Selling, general and administrative expenses decreased $0.8 million, or 4.0%, to $19.6 million in the year ended December 31, 2007 from $20.4 million in the year ended December 31, 2006. This decrease is primarily due to decreased annual incentive bonuses to our executive management, as no incentive bonuses were earned by executive management for 2007. This decrease was partially offset by increased costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Transportation.  Transportation expenses decreased $2.9 million, or 5.1%, to $54.0 million in the year ended December 31, 2007 from $56.9 million in the year ended December 31, 2006. This decrease is primarily related to decreased Company sales volume on specialty products, which decreased by 8.2% over the prior year, which was partially offset by higher rail transportation rates.

Interest expense.  Interest expense decreased $4.3 million, or 47.8%, to $4.7 million in the year ended December 31, 2007 from $9.0 million in the year ended December 31, 2006. This decrease was primarily due to increased capitalized interest as a result of capital expenditures on the Shreveport refinery expansion project.

Interest income.  Interest income decreased $1.0 million to $1.9 million in the year ended December 31, 2007 from $3.0 million in the year ended December 31, 2006. This decrease was primarily due to a larger average cash and cash equivalents balance in the year ended December 31, 2006 as compared to 2007 due to the proceeds from the public equity offering in July 2006, of which the entire $103.5 million was utilized on the Shreveport refinery expansion project during 2006 and 2007.

Debt extinguishment costs.  Debt extinguishment costs decreased to $0.4 million for the year ended December 31, 2007 compared to $3.0 million for the year ended December 31, 2006. Debt extinguishment costs were $0.4 million for the year ended December 31, 2007 due to the repayment of approximately $19.0 million of borrowings under the Company’s term loan facility in the third quarter of 2007 in connection with an amendment to our credit facilities. For the year ended December 31, 2006, the debt extinguishment costs of $3.0 million resulted from the repayment of a portion of borrowings under Calumet’s term loan and revolving credit facilities using the proceeds of the initial public offering which closed on January 31, 2006.

Realized gain (loss) on derivative instruments.  Realized loss on derivative instruments decreased $17.8 million to a $12.5 million loss in the year ended December 31, 2007 from a $30.3 million loss in the year ended December 31, 2006. This decreased loss primarily was the result of the unfavorable settlement in 2006 on certain derivatives not designated as cash flow hedges with no similar settlements in 2007.

Unrealized gain (loss) on derivative instruments.  Unrealized gain (loss) on derivative instruments decreased $13.6 million, to a $1.3 million loss in the year ended December 31, 2007 from a $12.3 million gain for the year ended December 31, 2006. This decrease is primarily due to the unfavorable mark-to-market change related to the ineffective portion of certain derivative instruments designated as cash flow hedges. Unrealized loss on derivative instruments was also negatively affected by an unfavorable market change on our interest rate swap, which is not designated as a cash flow hedge due to the impact of the refinancing of our term loan debt on January 3, 2008.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales.  Sales increased $352.0 million, or 27.3%, to $1,641.0 million in the year ended December 31, 2006 from $1,289.1 million in the year ended December 31, 2005. Sales for each of our principal product categories in these periods were as follows:

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	% Change
	(Dollars in millions)

Sales by segment:
Specialty products:
Lubricating oils	$509.9	$394.4	29.3%
Solvents	201.9	145.0	39.3%
Waxes	61.2	43.6	40.2%
Fuels(1)	41.3	44.0	(6.2)%
Asphalt and other by-products(2)	98.8	76.3	29.6%

Total specialty products	913.1	703.3	29.9%

Total specialty products sales volume (in barrels)	9,165,000	8,900,000	3.0%
Fuel products:
Gasoline	$336.7	$223.6	50.6%
Diesel	207.1	230.9	(10.3)%
Jet fuel	176.4	121.3	45.4%
By-products(3)	7.7	10.0	(23.1)%

Total fuel products	727.9	585.8	24.2%

Total fuel products sales volume (in barrels)	9,211,000	8,238,000	11.8%
Total sales	$1,641.0	$1,289.1	27.3%

Total sales volume (in barrels)	18,376,000	17,138,000	7.2%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

This $352.0 million increase in sales resulted primarily from a $209.9 million increase in sales by the specialty products segment and a $142.0 million increase in sales in the fuel products segment.

Specialty products segment sales for the year ended December 31, 2006 increased $209.9 million, or 29.9%, primarily due to a 26.1% increase in the average selling price per barrel across all product lines and a more favorable product mix of lubricating oils and solvents. Average selling prices per barrel for lubricating oils, solvents, waxes, fuels, and asphalt and other by-products increased at rates comparable to or in excess of the overall 15.6% increase in the cost of crude oil per barrel during the period. In addition, specialty products segment sales were positively affected by a 3.0% increase in volumes sold, from approximately 8.9 million barrels in the year ended December 31, 2005 to approximately 9.2 million barrels in the year ended December 31, 2006 due to increased sales volumes for lubricating oils and solvents, partially offset by decreased sales volume of fuels.

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

Gross Profit.  Gross profit increased $63.0 million, or 44.4%, to $204.9 million for the year ended December 31, 2006 from $142.0 million for the year ended December 31, 2005. Gross profit for our specialty and fuel products segments were as follows:

	Calumet	Predecessor
	Year Ended December 31,
	2006	2005	% Change
	(Dollars in millions)

Gross profit by segment:
Specialty products	$154.0	$74.9	105.7%
Percentage of sales	16.9%	10.6%
Fuel products	$50.9	$67.1	(24.1)%
Percentage of sales	7.0%	11.5%
Total gross profit	$204.9	$142.0	44.4%
Percentage of sales	12.5%	11.0%

This $63.0 million increase in total gross profit includes an increase in gross profit of $79.2 million in the specialty products segment offset by a $16.2 million decrease in gross profit in the fuel products segment.

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

The decrease in the fuel products segment gross profit of $16.2 million was primarily the result of the average per barrel selling price increasing by 11.1%, which was less than the increase in the average cost of crude oil per barrel of 15.2%. Fuel products segment gross profit was also negatively impacted by approximately $13.4 million due primarily to increases in other material costs from the use of certain gasoline blendstocks in the third and fourth quarter of 2006 to maintain compliance with environmental regulations. The Company does not believe it will be necessary to purchase such gasoline blendstocks in 2007. Further contributing to the decrease in segment gross profit was the recognition of $1.7 million of derivative losses from our cash flow hedges of fuel products sales and crude oil purchases. These decreases were partially offset by an 11.8% increase in sales volumes, primarily in gasoline and jet fuel.

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

Transportation.  Transportation expenses increased $10.1 million, or 21.5%, to $56.9 million in the year ended December 31, 2006 from $46.8 million in the year ended December 31, 2005. The increase in transportation expense over the period is due to significant price increases for rail transportation services as well as the 3.0% increase in sales volumes for the specialty products segment for the year ended December 31, 2006 compared to the same period in 2005.

Restructuring, decommissioning and asset impairments.  Restructuring, decommissioning and asset impairment expenses were $2.3 million for the year ended December 31, 2005, and we incurred no such expenses in 2006.

The charges recorded in 2005 related to decommissioning and asset impairment costs of the Reno wax packaging assets. No other assets impairments occurred in 2006.

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

Interest income.  Interest income increased $2.7 million to $3.0 million in the year ended December 31, 2006 from $0.2 million in the year ended December 31, 2005. This increase was primarily due to the investment of the remaining proceeds from our follow-on equity offering, which closed on July 5, 2006, after the pay down of indebtedness. The Predecessor did not have significant cash or cash equivalents balances during 2005.

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

Unrealized gain (loss) on derivative instruments.  Unrealized gain (loss) on derivative instruments increased $39.9 million, to a $12.3 million gain in the year ended December 31, 2006 from a $27.6 million loss for the year ended December 31, 2005. This increase is primarily due to the entire mark-to-market change of our derivative instruments being recorded to unrealized loss on derivative instruments in the prior year. Calumet designated certain of these derivatives as cash flow hedges on April 1, 2006 and has subsequently recorded the mark-to-market change on the effective portion of these hedges to accumulated other comprehensive income (loss) on the consolidated balance sheets.

Liquidity and Capital Resources

Our principal sources of cash have included cash flow from operations, proceeds from public equity offerings, issuance of private debt, and bank borrowings. Principal uses of cash have included capital expenditures, growth in working capital, partner distributions and debt service. We expect that our principal uses of cash in the future will be for working capital, distributions to our limited partners and general partner, debt service, expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. We frequently enter into confidentiality agreements, letters of intent and other preliminary agreements with third parties in the ordinary course of business as we evaluate potential growth opportunities for our business. Our compliance with these agreements could result in additional costs, such as engineering fees, legal fees, consulting fees, and/or termination fees that we do not anticipate to be material to our liquidity or operations.

Cash Flows

We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations would likely produce a corollary material adverse effect on our borrowing capacity.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net cash provided by (used in) operating activities	$167.5	$166.8	$(34.0)
Net cash used in investing activities	$(260.9)	$(75.8)	$(12.9)
Net cash provided by (used in) financing activities	$12.4	$(22.2)	$41.0

Operating Activities.  Operating activities provided $167.5 million in cash during the year ended December 31, 2007 compared to $166.8 million in cash during the year ended December 31, 2006. The cash provided by operating activities during the year ended December 31, 2007 primarily consisted of net income, after adjusting for non-cash items, of $101.4 million and $66.1 million of reductions in working capital. Net income, after adjustments for non-cash items, decreased by $12.5 million in 2007 from $113.9 million in 2006 primarily due to a decrease in net income of $12.7 million. The reduction in working capital was primarily due to a $55.2 million increase in accounts payable compared to 2006 primarily as a result of improvements in payment terms with crude oil suppliers combined with rising crude oil costs. This increase in accounts payable was offset by a $31.1 million increase in accounts receivable primarily as a result of higher sales prices in the fourth quarter of 2007 as compared to the same period in 2006.

Operating activities provided $166.8 million in cash during the year ended December 31, 2006 compared to using $34.0 million in cash during the year ended December 31, 2005. The cash provided by operating activities during the year ended December 31, 2006 primarily consisted of net income, after adjusting for non-cash items, of $113.9 million and $52.9 million of working capital improvements. Net income, after adjustments for non-cash items, increased to $113.9 million in 2006 from $32.0 million in 2005 primarily due to an increase in net income of $82.7 million. The improvements in working capital were primarily due to a $34.0 million increase in accounts payable due to improvements in payment terms with crude oil suppliers and the issuance of letters of credit, a $29.7 million decrease in accounts receivable as a result of decreased sales volume in the fourth quarter of 2006 as compared to the same period in 2005 and lower prepaid expenses driven by decreased prepaid crude oil purchases.

Investing Activities.  Cash used in investing activities increased to $260.9 million during the year ended December 31, 2007 as compared to $75.8 million during the year ended December 31, 2006. This increase was primarily due to an increase of $185.0 million in capital expenditures over 2006. The majority of the capital expenditures were incurred at our Shreveport refinery, with $188.9 million related to the Shreveport refinery expansion project incurred in 2007 as compared to $65.5 million incurred in 2006 for this project. The remaining increase of $61.6 million relates primarily to various other capital projects at our Shreveport refinery to replace certain assets, improve efficiency, de-bottleneck certain specialty products operating units and for new product development.

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

Financing Activities.  Financing activities provided cash of $12.4 million for the year ended December 31, 2007 compared to using $22.2 million for the year ended December 31, 2006. This increase is primarily related to decreased repayments on debt in 2007 as compared to 2006, offset by reduced proceeds from public offerings of $100.3 million and increased distributions to partners of $38.8 million.

Financing activities used cash of $22.2 million for the year ended December 31, 2006 compared to providing $41.0 million for the year ended December 31, 2005. This decrease is primarily due to the use of cash from operations to make distributions to partners of $45.2 million. In addition, we used all of the proceeds of our initial public offering and a portion of the proceeds of a follow-on public offering to pay down debt during the year ended December 31, 2006. The remaining proceeds from our 2006 follow-on public equity offering were invested in highly liquid short-term investments and were utilized as needed to fund the Shreveport refinery expansion project.

On January 16, 2008, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $21.7 million, for the quarter ended December 31, 2007. The distribution was paid on February 14, 2008 to unitholders of record as of the close of business on February 4, 2008. This quarterly distribution of $0.63 per unit equates to $2.52 per unit, or $87.0 million, on an annualized basis.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures and environmental expenditures.

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005
	(In millions)

Capital improvement expenditures	$248.8	$69.9	$10.1
Replacement capital expenditures	10.9	4.5	2.2
Environmental expenditures	1.3	1.7	0.7

Total	$261.0	$76.1	$13.0

We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash on hand. Until the Shreveport refinery expansion project and the Penreco acquisition are demonstrated to increase cash flow from operations on a per unit basis, as discussed in Item 1A “Risk Factors,” our ability to raise additional capital through the sale of common units in certain circumstances is limited to 2,551,144 common units.

During 2007 and 2006, we have invested significantly in expanding and enhancing the operations of our Shreveport refinery. We have invested approximately $254.6 million and $70.9 million in 2007 and 2006, respectively. Of these investments, $254.4 million relates to our Shreveport refinery expansion project, an increase of $3.7 million from the amount disclosed in our press release filed on the Current Report on Form 8-K on February 20, 2008.

The Shreveport expansion project is expected to increase throughput capacity by 35% from 42,000 bpd to 57,000 bpd. As part of the Shreveport refinery expansion project, we plan to enhance the Shreveport refinery’s ability to process sour crude by 8,000 bpd, bringing total capacity to process sour crude oil to 13,000 bpd. Of the anticipated 57,000 bpd throughput capacity upon completion of the expansion project, we expect the refinery to have the capacity to process approximately 42,000 bpd of sweet crude oil and 13,000 bpd of sour crude oil, with the remainder coming from interplant feedstocks. Progress continues on the expansion project and we expect it to be completed by the first quarter of 2008 and fully operational by the second quarter of 2008. We now estimate that the total cost of the Shreveport refinery expansion project will be approximately $300.0 million, an increase of $80.0 million from our previous estimate. This increase is primarily due to increased construction labor costs and relatively lower productivity than earlier expected and therefore a delay in the startup of the project

Additionally, we have invested $65.6 million and $5.4 million, respectively, in 2007 and 2006 in our Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development. These expenditures are anticipated to enhance and improve our product mix and operating cost leverage, but will not significantly increase the feedstock throughput capacity of the Shreveport refinery. We anticipate an additional $45.6 million will be incurred in 2008 related to these projects.

In July 2006, we completed a follow-on public offering of 3.3 million common units, raising $103.5 million to fund a significant portion of the Shreveport expansion project. The net proceeds of this offering and our new senior secured first lien term loan facility executed on January 3, 2008 and to the extent necessary, our amended revolving credit facility and cash flow from operations, will be used to finance the remaining Shreveport refinery expansion project costs.

Debt and Credit Facilities

As of December 31, 2007, we had borrowings of $30.1 million under our senior secured first lien term loan facility and borrowings of $7.0 million under our senior secured revolving credit facility. Our letters of credit outstanding as of December 31, 2007 were $96.7 million under the revolving credit facility and $50.0 million under the $50.0 million letter of credit facility to support crack spread hedging.

On January 3, 2008, we repaid all of our existing indebtedness under the senior secured first lien term loan credit facility, entered into new senior secured first lien term loan facility and amended our existing senior secured revolving credit facility. The credit facilities in place as of January 3, 2008 consist of:

•	a $375.0 million senior secured revolving credit facility, subject to borrowing base restrictions, with a standby letter of credit sublimit of $300.0 million; and

•	a $435.0 million senior secured first lien credit facility consisting of a $385.0 million term loan facility and a $50.0 million letter of credit facility to support crack spread hedging. In connection with the execution of the above senior secured first lien credit facility, we incurred total debt issuance costs of $23.4 million, including $17.4 million of issuance discounts.

The amended revolving credit facility borrowings are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement.

The amended revolving credit facility currently bears interest at prime or LIBOR plus a basis points margin. This margin is currently at 175 basis points; however, it fluctuates based on our Consolidated Leverage Ratio discussed below. The revolving credit facility has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in January 2013. On December 31, 2007, we had availability on our revolving credit facility of $120.5 million, based upon its $224.1 million borrowing base, $96.7 million in outstanding letters of credit, and $7.0 million of outstanding borrowings. On January 31, 2008, our availability under the amended revolving credit facility was $186.1 million, which increased primarily due to the addition of eligible inventory and accounts receivable as a result of the Penreco acquisition.

The new term loan facility, fully drawn at $385.0 million on January 3, 2008, bears interest at a rate of LIBOR plus 400 basis points or prime plus 300 basis points. Each lender under this facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory and matures in January 2015. Under the terms of our new term loan facility, we applied a portion of the net proceeds to the acquisition of Penreco. We are required to make mandatory repayments of approximately $1.0 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2008 and ending with the fiscal quarter ending September 30, 2014, with the remaining balance due at maturity on January 3, 2015.

Our letter of credit facility to support crack spread hedging bears interest at a rate of 4.0% and it is secured by a first priority lien on our fixed assets. We have issued a letter of credit in the amount of $50.0 million, the full amount available under this letter of credit facility, to one counterparty. As long as this first priority lien is in effect and such counterparty remains the beneficiary of the $50.0 million letter of credit, we will have no obligation to post additional cash, letters of credit or other collateral with such counterparty to provide additional credit support for a mutually-agreed maximum volume of executed crack spread hedges. In the event such counterparty’s exposure exceeds $100.0 million, we would be required to post additional credit support to enter into additional crack spread hedges up to the aforementioned maximum volume. In addition, we have other crack spread hedges in place with other approved counterparties under the letter of credit facility whose credit exposure to us is also secured by a first priority lien on our fixed assets.

The credit facilities permit us to make distributions to our unitholders as long as we are not in default or would not be in default following the distribution. Under the credit facilities, we are obligated to comply with certain financial covenants requiring us to maintain a Consolidated Leverage Ratio of no more than 4.0 to 1 and a

Consolidated Interest Coverage Ratio of no less than 2.50 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and available liquidity of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). The Consolidated Leverage Ratio steps down from 4.0 to 1 to 3.75 to 1 and the Consolidated Interest Coverage Ratio steps up from 2.50 to 1 to 2.75 to 1 effective with the quarter ended June 30, 2009. The Consolidated Leverage Ratio is defined under our credit agreements to mean the ratio of our Consolidated Debt (as defined in the credit agreements) as of the last day of any fiscal quarter to our Adjusted EBITDA (as defined below) for the last four fiscal quarter periods ending on such date. For fiscal year 2008, the credit facilities permit the inclusion of a prorated portion of Penreco’s estimated Adjusted EBITDA from 2007 in measuring compliance with this covenant. The Consolidated Interest Coverage Ratio is defined as the ratio of Consolidated EBITDA for the last four fiscal quarters to Consolidated Interest Charges for the same period. Available Liquidity is a measure used under our revolving credit facility and is the sum of the cash and borrowing capacity that we have as of a given date. Adjusted EBITDA means Consolidated EBITDA as defined in our credit facilities to mean, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); and (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.

In addition, at any time that our borrowing capacity under our revolving credit facility falls below $35.0 million, we must maintain a Fixed Charge Coverage Ratio of at least 1 to 1 (as of the end of each fiscal quarter). The Fixed Charge Coverage Ratio is defined under our credit agreements to mean the ratio of (a) Adjusted EBITDA minus Consolidated Capital Expenditures minus Consolidated Cash Taxes, to (b) Fixed Charges (as each such term is defined in our credit agreements). We anticipate that we will continue to be in compliance with the financial covenants contained in our credit facilities and will, therefore, be able to make distributions to our unitholders.

In addition, our credit agreements contain various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; make certain acquisitions and investments; make capital expenditures above specified amounts; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; enter into a merger, consolidation or sale of assets; and cease our refining margin hedging program (our lenders have required us to obtain and maintain derivative contracts for fuel products margins in our fuel products segment for a rolling period of 1 to 12 months forward for at least 60% and no more than 90% of our anticipated fuels production, and for a rolling 13-24 months forward for at least 50% and no more than 90% of our anticipated fuels production.

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

Equity Transactions

On January 31, 2006, we completed the initial public offering of our common units and sold 5,699,900 of those units to the public at $21.50 per common unit. We also sold a total of 750,100 common units to certain other investors at a price of $19.995 per common unit. In addition, on February 8, 2006, we sold an additional 854,985 common units at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. We received total net proceeds of approximately $144.4 million. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125.7 million, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13.1 million and (iii) pay transaction fees and expenses in the amount of approximately $5.6 million.

On July 5, 2006, we completed a follow-on public offering of common units in which we sold 3,300,000 common units to the public at $32.94 per common unit and received net proceeds of $103.5 million. The net proceeds were used (or will be used) to: (i) repay all of our borrowings under our revolving credit facility, which were approximately $9.2 million as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at our Shreveport refinery and (iii) to the extent available, for general partnership purposes. The general partner contributed an additional $2.2 million to us to retain its 2% general partner interest.

On November 20, 2007, we completed a follow-on public offering of common units in which we sold 2,800,000 common units to the public at $36.98 per common unit and received net proceeds of $98.2 million. The net proceeds were used (or will be used) to: (i) repay all its borrowings under our revolving credit facility, which were approximately $59.3 million on November 20, 2007, (ii) fund approximately $25.1 million of the purchase price for the Penreco acquisition and (iii) to the extent available, for general partnership purposes. The general partner contributed an additional $2.1 million to us to retain its 2% general partner interest.

Contractual Obligations and Commercial Commitments

A summary of our total contractual cash obligations as of December 31, 2007, is as follows:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations	$37,057	$303	$7,563	$29,191	$—
Interest on long-term debt at contractual rates	26,079	5,324	10,909	9,846	—
Capital lease obligations	3,303	854	1,689	760	—
Operating lease obligations(1)	44,497	9,785	16,033	11,305	7,374
Letters of credit(2)	146,676	96,676	—	50,000	—
Purchase commitments(3)	189,544	189,544		—	—
Employment agreements(4)	1,057	343	686	28	—

Total obligations	$448,213	$302,829	$36,880	$101,130	$7,374

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through August 2015.

(2)	Letters of credit supporting crude oil purchases and hedging activities.

(3)	Purchase commitments consist of obligations to purchase fixed volumes of crude oil from various suppliers based on current market prices at the time of delivery.

(4)	Annual compensation under the employment agreement of F. William Grube, chief executive officer and president.

In order to complete our Shreveport refinery expansion project, we currently anticipate that we will incur additional capital expenditures of $45.6 million in 2008.

In connection with the closing of the Penreco acquisition on January 3, 2008, we entered into a feedstock purchase agreement with ConocoPhillips related to its LVT unit (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we are obligated to purchase approximately $67.6 million of feedstock for the LVT unit in each of the next five years. If the Base Volume is not supplied to us at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to us as liquidated damages.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates and base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

We recognize revenue on orders received from our customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms, and ownership and all risks of loss have been transferred to the buyer, which is primarily upon shipment to the customer or, in certain cases, upon receipt by the customer in accordance with contractual terms.

Inventory

The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor and refining overhead costs. We review our inventory balances quarterly for excess inventory levels or obsolete products and write down, if necessary, the inventory to net realizable value. The replacement cost of our inventory, based on current market values, would have been $107.9 million and $46.7 million higher at December 31, 2007 and 2006, respectively.

Derivatives

We utilize derivative instruments to minimize our price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), we recognize all derivative transactions as either assets or liabilities at fair value on the consolidated balance sheets. To the extent designated as an effective cash flow hedge of an exposure to future changes in the value of a purchase or sale transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets until the forecasted transaction being hedged is recognized in the consolidated statements of operations. Cash flow hedges of purchases and sales are recorded in cost of goods sold and sales, respectively, in the consolidated statements of operations. The realized gain or loss upon the settlement of a cash flow hedge of interest payments is recorded to interest expense in the consolidated statement of operations. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statement of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statement of operations. The company utilizes third party valuations and published market data to determine the fair value of these derivatives.

The effective portion of the hedges classified in accumulated other comprehensive income (loss) related to these natural gas, crude oil, interest and fuel products derivative contracts at December 31, 2007 is $39.6 million and, absent a change in their fair market value, will be reclassified to earnings by December 31, 2011 with balances expected to be recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)
(In thousands)

2008	$(10,874)
2009	(17,216)
2010	(9,118)
2011	(2,433)
2012	—

Total	$(39,641)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. We adopted the Interpretation on January 1, 2007 which did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “Position”), which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The Position prohibited the use of the accrue-in-advance method of accounting for planned major maintenance activities (turnaround costs) and required the use of the direct expensing method, built-in overhaul method, or deferral method. We adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. The net impact of the adoption on January 1, 2007 was a net increase in partners’ capital of $6.6 million. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, we accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has restated prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the consolidated balance sheets, in lieu of accrued turnaround costs.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt the Statement on January 1, 2008 and apply the various disclosures as required by the Statement. The Company anticipates that the Statement will not have a material affect on its financial position, results of operations or cash flows. In February 2008, the FASB agreed to defer for one year the effective date of the Statement for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the Position will have a material effect on its financial position, results of operations, or cash flows.

In December 2007, FASB issued FASB Statement No. 141(R), Business Combinations (the “Statement”). The Statement applies to the financial accounting and reporting of business combinations. The Statement is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company anticipates that the Statement will not have a material effect on its financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2007, we had approximately $37.1 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of December 31, 2006 would be expected to have an impact on net income and cash flows for 2006 of approximately $0.4 million. On January 3, 2008, we entered into a new senior secured first lien term loan facility in connection with the closing of the Penreco acquisition. This new senior secured first lien term loan facility also refinanced the $37.1 million of outstanding term loan borrowings as of December 31, 2007. For 2008, a one hundred basis point change in interest rates on our new term loan debt balance of $385.0 million would be expected to have an impact on net income and cash flows of $3.9 million.

We have a $225.0 million revolving credit facility as of December 31, 2007 that was amended on January 3, 2008 to increase the facility to up to $375.0 million, bearing interest at the prime rate or LIBOR, at our option. We had borrowings outstanding of $7.0 under this facility as of December 31, 2007.

Commodity Price Risk

Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.

Crude Oil Price Volatility

We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $8.7 million and our fuel product segment cost of sales by $9.3 million based on our volumes for the year ended December 31, 2007.

Crude Oil Hedging Policy

Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can generally take into account the cost of crude oil in setting specialty products prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments, which can include both swaps and options, generally executed in the over-the-counter (OTC) market. Our policy is generally to enter into crude oil derivative contracts that match our expected future cash out flows for up to 70% of our anticipated crude oil purchases related to our specialty products production. The tenor of these positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. Our fuel products sales are based on market prices at the time of sale. Accordingly, in conjunction with our fuel products hedging policy discussed below, we enter into crude oil derivative contracts for up to five years and no more than 75% of our fuel products sales on average for each fiscal year.

Natural Gas Price Volatility

Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.1 million based on our results for the year ended December 31, 2007.

Natural Gas Hedging Policy

In order to manage our exposure to natural gas prices, we enter into derivative contracts. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months with time to expiration not to exceed three years.

Fuel Products Selling Price Volatility

We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our fuel products segment sales by $9.0 million based on our results for the year ended December 31, 2007.

Fuel Products Hedging Policy

In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, our policy is generally to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling two-year period for at least 40%, and no more than 80%, of our anticipated fuels production. Under our new senior secured term loan credit facility entered into on January 3, 2008, we are required to hedge our fuels product margins for a rolling period of 1 to 12 months forward for at least 60% and no more than 90% of our anticipated fuels production, and for a rolling 13 to 24 months forward for at least 50% and no more than 90% of our anticipated fuels production.

The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. Please read “Derivatives” in Note 6 to our consolidated financial statements for a discussion of the accounting treatment for the various types of derivative instruments, and a further discussion of our hedging policies.

Existing Commodity Derivative Instruments

The following tables provide information about our derivative instruments related to our fuel products segment as of December 31, 2007:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	2,184,000	24,000	67.87
Second Quarter 2008	2,184,000	24,000	67.87
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,096,500	5,744	68.01

Totals	26,483,500
Average Price			$66.97

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	1,319,500	14,500	82.81
Second Quarter 2008	1,319,500	14,500	82.81
Third Quarter 2008	1,334,000	14,500	81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,641,000	4,496	79.93

Totals	16,438,000
Average price			$80.94

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	864,500	9,500	76.98
Second Quarter 2008	864,500	9,500	76.98
Third Quarter 2008	874,000	9,500	74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	10,045,500
Average price			$74.91

The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)

First Quarter 2008	2,184,000	24,000	12.63
Second Quarter 2008	2,184,000	24,000	12.63
Third Quarter 2008	2,208,000	24,000	12.25
Fourth Quarter 2008	2,116,000	23,000	12.42
Calendar Year 2009	8,212,500	22,500	11.43
Calendar Year 2010	7,482,500	20,500	11.20
Calendar Year 2011	2,096,500	5,744	11.15

Totals	26,483,500
Average price			$11.69

The following tables provide information about our derivative instruments related to our specialty products segment as of December 31, 2007:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2008	248,000	8,000	$67.85	$77.85	$87.85	$97.85
February 2008	232,000	8,000	76.13	86.13	96.13	106.13
March 2008	248,000	8,000	77.63	87.63	97.63	107.63
April 2008	60,000	2,000	74.30	84.30	94.30	104.30
May 2008	62,000	2,000	74.30	84.30	94.30	104.30
June 2008	60,000	2,000	74.30	84.30	94.30	104.30
July 2008	62,000	2,000	74.30	84.30	94.30	104.30
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	1,094,000
Average price			$74.01	$84.01	$94.01	$104.01

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	91,000	1,000	90.92

Totals	91,000
Average Price			$90.92

Natural Gas Swap Contracts by Expiration Dates	Mmbtu	$/MMbtu

First Quarter 2008	850,000	$8.76
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	1,090,000
Average price		$8.64

As of February 8, 2008, the Company has added the following derivative instruments to the above transactions for our specialty products segment:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

April 2008	240,000	8,000	$74.36	$84.36	$94.36	$104.36
May 2008	124,000	4,000	73.73	83.73	93.73	103.73
June 2008	60,000	2,000	74.60	84.60	94.60	104.60

Totals	424,000
Average price			$74.23	$84.23	$94.23	$104.23

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

February 2008	87,000	3,000	88.08
March 2008	93,000	3,000	88.08
April 2008	60,000	2,000	90.00

Totals	240,000
Average Price			$88.56

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Specialty Products Partners, L.P. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Indianapolis, Indiana
February 29, 2008

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	Calumet
	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$35	$80,955
Accounts receivable:
Trade, less allowance for doubtful accounts of $786 and $782, respectively	109,501	97,740
Other	4,496	1,260

	113,997	99,000

Inventories	107,664	110,985
Prepaid expenses	7,567	1,506
Derivative assets	—	40,802
Deposits and other current assets	21	1,961

Total current assets	229,284	335,209
Property, plant and equipment, net	442,882	191,732
Other noncurrent assets, net	6,691	4,710

Total assets	$678,857	$531,651

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$167,977	$78,752
Accrued salaries, wages and benefits	2,745	5,675
Taxes payable	6,215	7,038
Other current liabilities	4,882	2,424
Current portion of long-term debt	943	500
Derivative liabilities	57,503	2,995

Total current liabilities	240,265	97,384
Long-term debt, less current portion	38,948	49,000

Total liabilities	279,213	146,384

Commitments and contingencies
Partners’ capital:
Common unitholders (19,166,000 units authorized, issued and outstanding)	375,925	274,719
Subordinated unitholders (13,066,000 units authorized, issued and outstanding)	43,996	42,347
General partner’s interest	19,364	15,950
Accumulated other comprehensive income (loss)	(39,641)	52,251

Total partners’ capital	399,644	385,267

Total liabilities and partners’ capital	$678,857	$531,651

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005
	(In thousands except per unit data)

Sales	$1,637,848	$1,641,048	$1,289,072
Cost of sales	1,456,492	1,436,108	1,147,117

Gross profit	181,356	204,940	141,955

Operating costs and expenses:
Selling, general and administrative	19,614	20,430	22,126
Transportation	54,026	56,922	46,849
Taxes other than income taxes	3,662	3,592	2,493
Other	2,854	863	871
Restructuring, decommissioning and asset impairments	—	—	2,333

Operating income	101,200	123,133	67,283

Other income (expense):
Interest expense	(4,717)	(9,030)	(22,961)
Interest income	1,944	2,951	204
Debt extinguishment costs	(352)	(2,967)	(6,882)
Realized (loss) gain on derivative instruments	(12,484)	(30,309)	2,830
Unrealized (loss) gain on derivative instruments	(1,297)	12,264	(27,586)
Other	(919)	(274)	38

Total other expense	(17,825)	(27,365)	(54,357)

Net income before income taxes	83,375	95,768	12,926
Income tax expense	501	190	—

Net income	$82,874	$95,578	$12,926

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	—	4,408

Net income applicable to Calumet	82,874	91,170
Minimum quarterly distribution to common unitholders	(30,021)	(24,413)
General partner’s incentive distribution rights	(14,102)	(18,912)
General partner’s interest in net income	(939)	(845)
Common unitholders’ share of income in excess of minimum quarterly distribution	(13,592)	(18,312)

Limited partners’ interest in net income	24,220	28,688
Basic net income per limited partner unit:
Common	$2.63	$2.84
Subordinated	$1.86	$2.20
Diluted net income per limited partner unit:
Common	$2.63	$2.84
Subordinated	$1.86	$2.20
Weighted average limited partner common units outstanding — basic	16,678	14,642
Weighted average limited partner subordinated units outstanding — basic	13,066	13,066
Weighted average limited partner common units outstanding — diluted	16,680	14,642
Weighted average limited partner subordinated units outstanding — diluted	13,066	13,066

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

		Accumulated Other	Partners’ Capital
	Predecessor	Comprehensive	General	Limited Partners
	Partners’ Capital	Income (Loss)	Partner	Common	Subordinated	Total
	(In thousands)

Balance at January 1, 2005	$37,802	$—	$—	$—	$—	$37,802
Comprehensive income:
Net income	12,926					12,926
Change in fair value of cash flow hedges		497				497

Total comprehensive income						13,423
Distributions to partners	(7,285)					(7,285)

Balance at December 31, 2005	43,443	497	—	—	—	43,940
Comprehensive income through January 31, 2006 for the Predecessor:
Net income through January 31, 2006	4,408					4,408
Cash flow hedge (gain)/loss reclassified to net income		(497)				(497)
Change in fair value of cash flow hedges through January 31, 2006		1,578				1,578

Comprehensive income through January 31, 2006 for the Predecessor						5,489
Distributions to Predecessor partners	(6,900)					(6,900)
Assets and liabilities not contributed to Calumet	(5,626)					(5,626)
Allocation of Predecessor’s capital	(35,325)		3,053	10,423	21,849	—
Proceeds from initial public offering, net				138,743		138,743
Contribution from Calumet GP, LLC			375			375
Comprehensive income from February 1, 2006 through December 31, 2006 for Calumet:
Net income from February 1, 2006 through December 31, 2006			11,317	42,368	37,485	91,170
Change in fair value of cash flow hedges from February 1, 2006 through December 31, 2006	—	50,673	—	—	—	50,673

Comprehensive income from February 1, 2006 through December 31, 2006 for Calumet						141,843
Proceeds from follow-on public offering, net				103,479		103,479
Contribution from Calumet GP, LLC			2,218			2,218
Units repurchased for phantom unit grants				(69)		(69)
Amortization of vested phantom units				61		61
Distributions to partners			(1,013)	(20,286)	(16,987)	(38,286)

Balance at December 31, 2006	—	52,251	15,950	274,719	42,347	385,267
Comprehensive loss:
Net income			5,944	43,139	33,791	82,874
Cash flow hedge (gain)/loss reclassified to net income		(13,880)				(13,880)
Change in fair value of cash flow hedges		(78,012)				(78,012)

Comprehensive loss						(9,018)
Proceeds from follow-on public offering, net				98,206		98,206
Contribution from Calumet GP, LLC			2,113			2,113
Amortization of vested phantom units				121		121
Distributions to partners			(4,643)	(40,260)	(32,142)	(77,045)

Balance at December 31, 2007	$—	$(39,641)	$19,364	$375,925	$43,996	$399,644

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net income	$82,874	$95,578	$12,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,585	11,760	10,386
Amortization of turnaround costs	3,190	3,267	2,341
Non-cash debt extinguishment costs	352	2,967	4,173
Other non-cash activities	399	324	526
Restructuring charge	—	—	1,693
Changes in assets and liabilities:
Accounts receivable	(15,038)	16,031	(56,878)
Inventories	3,321	(2,554)	(25,441)
Prepaid expenses	(6,061)	9,293	6,473
Derivative activity	3,418	(13,143)	31,598
Deposits and other current assets	1,940	6,890	(5,904)
Other noncurrent assets	(6,510)	1,705	(7,919)
Accounts payable	89,225	33,993	(13,268)
Accrued salaries, wages and benefits	(2,930)	(2,489)	6,186
Taxes payable	(823)	2,962	3,774
Asset retirement obligation	—	—	(100)
Other current liabilities	(396)	184	(4,567)

Net cash provided by (used in) operating activities	167,546	166,768	(34,001)
Investing activities
Additions to property, plant and equipment	(261,015)	(76,064)	(12,963)
Proceeds from disposal of property, plant and equipment	140	261	60

Net cash used in investing activities	(260,875)	(75,803)	(12,903)
Financing activities
Proceeds from borrowings — credit agreements with third parties	303,380	335,069	1,415,374
Repayments of borrowings — credit agreements with third parties	(315,824)	(553,554)	(1,197,184)
Proceeds from borrowings — credit agreement with limited partners	—	—	546,565
Repayments of borrowings — credit agreement with limited partners	—	—	(710,839)
Payments on capital lease obligation	(906)	—	—
Proceeds from public offerings, net	98,206	242,222	—
Contributions from Calumet GP, LLC	2,113	2,593	—
Cash distribution to Calumet Holding, LLC	—	(3,258)	—
Change in bank overdraft	2,854	—	—
Distributions to Predecessor partners	—	(6,900)	(7,285)
Distributions to partners	(77,045)	(38,286)	—
Repurchase of common units for phantom unit grants	—	(69)	—
Debt issuance costs	(369)	—	(5,641)

Cash provided by (used in) financing activities	12,409	(22,183)	40,990

Net increase (decrease) in cash and cash equivalents	(80,920)	68,782	(5,914)
Cash and cash equivalents at beginning of year	80,955	12,173	18,087

Cash and cash equivalents at end of year	$35	$80,955	$12,173

Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$4,080	$11,986	$22,890
Income taxes paid	$150	$175	$—

Supplemental disclosure of noncash financing and investing activities
Equipment acquired under capital lease	$3,565	$—	$—

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit and per unit data)

1.	Description of the Business

Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets or liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries (Predecessor) were contributed to Calumet. References to the Predecessor in these consolidated financial statements refer to Calumet Lubricants Co., Limited Partnership and its subsidiaries. On July 5, 2006 and November 20, 2008, the Partnership completed follow-on public offerings of its common units. See Note 8 for further discussion of the units sold and proceeds from these offerings. As of December 31, 2007, Calumet had 19,166,000 common units, 13,066,000 subordinated units, and 657,796 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, and Shreveport, Louisiana, and a terminal located in Burnham, Illinois. On January 3, 2008, the Partnership closed on its acquisition of Penreco, a Texas general partnership. See Note 14 for further discussion of the acquisition of Penreco.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of Calumet include the accounts of Calumet Specialty Products Partners, L.P. and its wholly-owned operating subsidiaries, Calumet Lubricants Co., Limited Partnership, Calumet Sales Company Incorporated and Calumet Shreveport, LLC. Calumet Shreveport LLC’s wholly-owned operating subsidiaries are Calumet Shreveport Fuels, LLC and Calumet Shreveport Lubricants & Waxes, LLC. All intercompany transactions and accounts have been eliminated. Hereafter, the consolidated companies are referred to as the Company. Certain reclassifications have been made to prior years to conform to current year presentation of the Company’s consolidated financial statements.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Inventories consist of the following:

	Calumet
	December 31,
	2007	2006

Raw materials	$20,887	$26,791
Work in process	21,325	30,130
Finished goods	65,452	54,064

	$107,664	$110,985

The replacement cost of these inventories, based on current market values, would have been $107,885 and $46,711 higher at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company recorded $19,834 and $2,127, respectively, of gains in cost of sales in the consolidated statements of operations due to the liquidation of a portion of its LIFO inventory.

Accounts Receivable

The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days for the specialty products segment and 10 days for the fuel products segment. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. The activity in the allowance for doubtful accounts was as follows:

	Calumet		Predecessor
	Year Ended December 31,
	2007	2006	2005

Beginning balance	$782	$750	$456
Provision	41	172	317
Write-offs, net	(37)	(140)	(23)

Ending balance	$786	$782	$750

Prepaid Expenses

Prepaid expenses as of December 31, 2007 include payments made to crude oil suppliers of $6,537 to prepay for certain of the Company’s future crude oil purchases.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Property, plant and equipment, including depreciable lives, consist of the following:

	Calumet
	December 31,
	2007	2006

Land	$1,169	$1,047
Buildings and improvements (10 to 40 years)	2,050	1,811
Machinery and equipment (10 to 20 years)	225,096	167,195
Furniture and fixtures (5 to 10 years)	1,261	1,198
Assets under capital leases (4 years)	3,565	—
Construction-in-progress	264,052	68,519

	497,193	239,770
Less accumulated depreciation	(54,311)	(48,038)

	$442,882	$191,732

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During the years ended December 31, 2007, 2006, and 2005, the Company incurred $9,328, $10,998, and $23,154, respectively, of interest expense of which $4,611, $1,968, and $193, respectively, was capitalized as a component of property, plant and equipment.

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

Revenue Recognition

The Company recognizes revenue on orders received from its customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under the Company’s normal billing and credit terms, all of the Company’s obligations related to product have been fulfilled and ownership and all risks of loss have been transferred to the buyer, which is primarily upon shipment to the customer or, in certain cases, upon receipt by the customer in accordance with contractual terms.

Income Taxes

The Company, as a partnership, is not liable for income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries Calumet Lubricants Co., Limited Partnership and Calumet Shreveport, LLC. However, Calumet Sales Company Incorporated “Calumet Sales Company”), a wholly-owned subsidiary of the Company, is a corporation and as a result, is liable for income taxes on its earnings. Income taxes

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

on the earnings of the Company, with the exception of Calumet Sales Company, are the responsibility of the partners, with earnings of the Company included in partners’ earnings.

In the event that the Company’s taxable income did not meet certain qualification requirements, the Company would be taxed as a corporation. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. The Company had no unrecognized tax benefits as of December 31, 2007 and December 31, 2006. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Company’s partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the partnership is not readily available.

Excise and Sales Taxes

The Company assesses, collects and remits excise taxes associated with the sale of its fuel products. Furthermore, the Company collects and remits sales taxes associated with the sale of jet fuel. Excise taxes and sales taxes assessed on and collected from customers are recorded on a net basis within sales in the Company’s consolidated statements of operations.

Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the balance sheet. The Company utilizes third party valuations and published market data to determine the fair value of these derivatives. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the consolidated statements of operations. For the years ended December 31, 2007 and 2006, the Company has recorded a derivative loss of $33,576 and a derivative gain of $6, respectively, to sales and a derivative gain of $21,653 and a derivative loss of $11,070, respectively, to cost of sales. An interest rate swap gain of $3 and a loss of $7 for the years ended December 31, 2007 and 2006, respectively, was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statements of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

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

The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the years ended December 31, 2007 and 2006, were losses of $5,979 and gains of $4,071, respectively, which was recorded to unrealized (loss) gain on derivative instruments in the consolidated statements of operations. The Company recorded time value of its crude collars of $709 and $(444), which is excluded from the assessment of hedge effectiveness, to unrealized (loss) gain on derivative instruments in the consolidated statements of operations, for the years ended December 31, 2007 and 2006, respectively.

The effective portion of the hedges classified in accumulated other comprehensive loss is $39,641 as of December 31, 2007 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2011 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)

2008	$(10,874)
2009	(17,216)
2010	(9,118)
2011	(2,433)
2012	—

Total	$(39,641)

The Company is exposed to credit risk in the event of nonperformance with its counterparties on these derivative transactions. The Company executes all its derivative instruments with a small number of counterparties, the majority of which are large financial institutions with ratings of at least A1 and A+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives crosses agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. The Company does not expect nonperformance on any derivative contract.

Other Noncurrent Assets

Other noncurrent assets consist of deferred debt issuance costs, turnaround costs, intangibles and deferred transaction costs. Deferred debt issuance costs and other noncurrent assets were $1,358 and $2,112 as of December 31, 2007 and 2006, respectively, and are being amortized on a straight-line basis over the life of the related debt instruments. These amounts are net of accumulated amortization of $990 and $562 at December 31, 2007 and 2006, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $682 and $1,477 as of December 31, 2007 and 2006, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the life of the turnaround. These amounts are net of accumulated amortization of $2,930 and $5,227 at December 31, 2007 and 2006.

Intangible assets of $2,460 and $1,031 as of December 31, 2007 and 2006, respectively, consist of assets purchased to facilitate the sales of horticultural spray oil products and royalties purchased for the use of certain licensed refining processes. These intangible assets are being amortized on a straight-line basis over the assets’ estimated useful lives. Accumulated amortization on these intangible assets was $2,495 and $1,776 at December 31, 2007 and 2006, respectively. Annual amortization for 2008 will be $185, with annual amortization of $116 thereafter.

Deferred transaction costs primarily represent costs incurred by the Company as a result of its acquisition of Penreco and were $2,191 as of December 31, 2007.

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

Shipping and Handling Costs

The Company adheres to Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. This EITF requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or if classified elsewhere to be disclosed. The Company has reflected $54,026, $56,922, and $46,849 for the years ended December 31, 2007, 2006, and 2005, respectively, in transportation expense in the consolidated statements of operations, of which a significant portion is billed to customers.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The Company adopted the Interpretation on January 1, 2007 which did not have a material effect on the financial position, results of operations or cash flows

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “Position”), which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The Position prohibited the use of the accrue-in-advance method of accounting for planned major maintenance activities (turnaround costs) and required the use of the direct expensing method, built-in overhaul method, or deferral method. The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. The net impact of the adoption on January 1, 2007 was a net increase in partners’ capital of $6,582. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has restated prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the consolidated balance sheets, in lieu of accrued turnaround costs.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt the Statement on January 1, 2008 and apply the various disclosures as required by the Statement. The Company anticipates that the Statement will not have a material affect on its financial position, results of operations or cash flows. In February 2008, the FASB agreed to defer for one year the effective date of the Statement for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the Position will have a material effect on its financial position, results of operations, or cash flows.

In December 2007, FASB issued FASB Statement No. 141(R), Business Combinations (the “Statement”). The Statement applies the financial accounting and reporting of business combinations. The Statement is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company anticipates that the Statement will not have a material effect on its financial position, results of operations, or cash flows.

3.	Shreveport Refinery Expansion

During 2007 and 2006, the Company invested $188,922 and $65,492, respectively, in its Shreveport refinery expansion project. The Shreveport expansion project is expected to increase throughput capacity from 42,000 bpd to 57,000 bpd. As part of the Shreveport refinery expansion project, the Company plans to increase the Shreveport refinery’s ability to process sour crude by 8,000 bpd, bringing total capacity to process sour crude oil to 13,000 bpd. Of the anticipated 57,000 bpd throughput capacity upon completion of the expansion project, the Company expects the refinery to have the capacity to process approximately 42,000 bpd of sweet crude oil and 13,000 bpd of sour crude oil, with the remainder coming from interplant feedstocks. Progress continues on the expansion project and it is expected it to be completed and fully operational by the second quarter of 2008. Total cost of the Shreveport refinery expansion project is estimated to be approximately $300,000.

Additionally, the Company invested $65,633 and $5,382, respectively, in 2007 and 2006 in the Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development.

4.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, rail cars, equipment, precious metals, operating unit catalyst and office facilities that extend through August 2015. Renewal

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

options are available on certain of these leases in which the Company is the lessee. Rent expense for the years ended December 31, 2007, 2006, and 2005 was $10,277, $10,894 and $8,389, respectively.

As of December 31, 2007, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Operating
Year	Leases

2008	$9,785
2009	8,335
2010	7,698
2011	6,314
Thereafter	12,365

Total	$44,497

Effective March 1, 2005, the Company entered into a crude purchase contract with a supplier that contains minimum annual purchase requirements of approximately 12,000 bpd. Total purchases under this contract vary based upon monthly crude prices. To the extent the Company does not meet this requirement, it would be required to pay $0.25 per barrel on the difference between the minimum purchase requirement and the actual purchases. The contract becomes evergreen upon expiration, but does not contain terms related to purchase options or escalation clauses. Since inception of the contract, the Company has taken delivery of all minimum requirements. Total purchases under this contract were $515,268, $470,538 and $189,979 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the estimated minimum purchase requirements under this contract and other crude purchase contracts were as follows:

Year	Commitment

2008	189,544
2009	—
2010	—
2011	—
Thereafter	—

Total	$189,544

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

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

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling $391 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) a number of similar matters at the Princeton refinery. The Company anticipates that any penalties that may be assessed due to the alleged violations will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below. The Company has recorded a liability for the proposed penalty within other current liabilities on the consolidated balance sheet. The Company recorded. Environmental expenses are recorded within other expenses on the consolidated statements of operations.

The Company is party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is party to ongoing discussions with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the Company’s discussions, the Company anticipates that it will ultimately be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 over a three to five year period at the Company’s three Louisiana refineries.

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

The Company is indemnified by Shell Oil Company (“Shell”), as successor to Pennzoil-Quaker State Company and Atlas Processing Company, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to the Company’s acquisition of the facility. The indemnity is unlimited in amount and

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

duration, but requires the Company to contribute up to $1,000 of the first $5,000 of indemnified costs for certain of the specified environmental liabilities.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2007 and 2006, the Company had outstanding standby letters of credit of $96,676 and $42,775, respectively, under its senior secured revolving credit facility. As of December 31, 2007 and 2006, the Company had availability to issue letters of credit of $103,324 and $157,225, respectively, under its senior secured revolving credit facility. As discussed in Note 5 below, as of December 31, 2007 the Company also had a $50,000 letter of credit outstanding under the senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 3.50%.

5.	Long-Term Debt

Long-term debt consisted of the following:

	Calumet
	December 31,
	2007	2006

Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime (7.25% and 8.25% at December 31, 2007 and 2006, respectively), interest payments monthly, borrowings due December 2010	$6,958	$—
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 3.50% (8.74% and 8.85% at December 31, 2007 and 2006, respectively), interest and principal payments quarterly with borrowings due December 2012	30,099	49,500
Capital lease obligations interest at 8.25%, interest and principal payments quarterly with borrowings due January 2012	2,834	—

Total long-term debt	39,891	49,500
Less current portion of long-term debt	943	500

	$38,948	$49,000

The maximum borrowing capacity at December 31, 2007 was $224,086, with $120,453 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries. The net proceeds of our initial public offering were used to repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700 and repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100. In addition, in August 2007 the Company repaid approximately $19,000 on its senior secured first lien term loan facility using its senior secured revolving credit facility pursuant to an amendment of the revolving credit facility. After these repayments, the term loan requires quarterly principal payments of $76 through December 2011 and quarterly principal payments of approximately $11,800 thereafter until maturing in December 2012. The Company is in compliance with all covenants and restrictions defined in these credit agreements.

On January 3, 2008, the Partnership closed a new $435,000 senior secured first lien term loan facility (the “New Term Loan Facility”) which includes a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

general partnership purposes. The new term loan bears interest at a rate equal (i) with respect to a Eurodollar Loan, the Eurodollar Rate plus 400 basis points and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the New Term Loan Facility). The letter of credit facility to support crack spread hedging bears interest at 4.0%. Lenders under the New Term Loan Facility have a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable, inventory and other personal property. The New Term Loan Facility matures in January 2015. The New Term Loan Facility requires quarterly principal payments of $963 until maturity on September 30, 2014, with the remaining balance due at maturity on January 3, 2015.

On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility dated as of December 9, 2005 (the “Revolver”). Pursuant to this amendment, the Revolver lenders agreement to amend the Revolver to, among other things, (i) increase the total availability under the Revolver up to $375,000 and (ii) conformed certain of the financial covenants and other terms in the Revolver to those contained in the New Term Loan Credit Agreement. The amended existing senior secured revolving credit facility matures on January 3, 2013. The Company is in compliance with all covenants and restrictions defined in these credit agreements.

As of December 31, 2007, maturities of the Company’s long-term debt is as follows:

Year	Maturity

2008	$943
2009	1,158
2010	7,873
2011	877
2012	29,040

Total	$39,891

Additionally, in 2007, the Company entered into a capital lease which will expire in 2012. Assets recorded under this capital lease obligation are included in property, plant and equipment consists of $3,565 as of December 31, 2007. As of December 31, 2007, the Company had recorded no amortization for capital lease assets due to the fact that the capital asset is not yet in service.

As of December 31, 2007, the Company had estimated minimum commitments for the payment of rentals under capital leases as follows:

Capital
Year	Leases

2008	$854
2009	996
2010	693
2011	608
Thereafter	152

Total minimum lease payments	3,303
Less amount representing interest	469

Capital lease obligation	2,834
Less obligations due within one year	641

Long-term capital lease obligation	$2,193

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

6.	Derivatives

The Company has the following derivative instruments outstanding as of December 31, 2007 and 2006.

Crude Oil Collar and Swap Contracts — Specialty Products Segment

The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts that match our expected future cash out flows for up to 70% of our anticipated crude oil purchases related to our specialty products production. The tenor of these positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. At December 31, 2007, the Company had the following derivatives related to crude oil purchases.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Lower Put	Upper Put	Lower Call	Upper Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2008	248,000	8,000	$67.85	$77.85	$87.85	$97.85
February 2008	232,000	8,000	76.13	86.13	96.13	106.13
March 2008	248,000	8,000	77.63	87.63	97.63	107.63
April 2008	60,000	2,000	74.30	84.30	94.30	104.30
May 2008	62,000	2,000	74.30	84.30	94.30	104.30
June 2008	60,000	2,000	74.30	84.30	94.30	104.30
July 2008	62,000	2,000	74.30	84.30	94.30	104.30
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	1,094,000
Average price			$74.01	$84.01	$94.01	$104.01

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	91,000	1,000	90.92

At December 31, 2006, the Company had the following derivatives related to crude oil purchases.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Lower Put	Upper Put	Lower Call	Upper Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2007	248,000	8,000	$48.66	$58.66	$68.66	$78.66
February 2007	224,000	8,000	49.28	59.28	69.28	79.28
March 2007	248,000	8,000	50.85	60.85	70.85	80.85

Totals	720,000
Average price			$49.61	$59.61	$69.61	$79.61

Crude Oil Swap Contracts— Fuel Products Segment

The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At December 31,

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

2007, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	2,184,000	24,000	67.87
Second Quarter 2008	2,184,000	24,000	67.87
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,096,500	5,744	67.70

Totals	26,483,500
Average Price			$66.97

At December 31, 2006, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which were designated as hedges.

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

Fuel Product Swap Contracts

The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.

Diesel Swap Contracts

At December 31, 2007, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 42,520 barrels in 2008. As a result of these barrels not being designated as hedges, the Company recognized $941 of losses in unrealized (loss) gain on derivative instruments in the consolidated statements of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	1,319,500	14,500	82.81
Second Quarter 2008	1,319,500	14,500	82.81
Third Quarter 2008	1,334,000	14,500	81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 20010	4,745,000	13,000	80.41
Calendar Year 2011	1,641,000	4,496	79.93

Totals	16,438,000
Average price			$80.94

At December 31, 2006, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which were designated as hedges except for 169,855 barrels in 2007. As a result of these barrels not being designated as hedges, the Company recognized $1,314 of gains in unrealized (loss) gain on derivative instruments in the consolidated statements of operations.

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

Gasoline Swap Contracts

At December 31, 2007, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	864,500	9,500	76.98
Second Quarter 2008	864,500	9,500	76.98
Third Quarter 2008	874,000	9,500	74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	10,045,500
Average price			$74.91

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2006, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which were designated as hedges.

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

Natural Gas Swap Contracts

The Company utilizes forward swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirements with time to expiration not to exceed three years. At December 31, 2007, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu

First Quarter 2008	850,000	$8.76
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	1,090,000
Average price		$8.66

At December 31, 2006, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu

First Quarter 2007	600,000	$8.87
Third Quarter 2007	100,000	$7.99
Fourth Quarter 2007	150,000	$7.99
First Quarter 2008	150,000	$7.99

Totals	1,000,000
Average price		$8.52

Interest Rate Swap Contracts

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s term loan facility in August 2007 and the refinancing of the Company’s remaining term loan balance on January 3, 2008, this swap contract is not designated as a cash flow hedge of the future payment of interest. The

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

entire change in the fair value of this interest rate swap is recorded to unrealized (loss) gain on derivative instruments in the consolidated statements of operations for the year ended December 31, 2007.

7.	Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with SFAS No. 133. Based upon borrowing rates available to the Company for long-term debt with similar terms and the same remaining maturities, the fair value of long-term debt materially approximated the carrying value at December 31, 2007 and 2006. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximate their fair value at December 31, 2007 and 2006.

8.	Partners’ Capital

On January 31, 2006, the Partnership completed the initial public offering of its common units and sold 5,699,900 of those units to the underwriters in the initial public offering at a price to the public of $21.50 per common unit. The Partnership also sold a total of 750,100 common units to certain relatives of the chairman of its general partner at a price of $19.995 per common unit. In addition, on February 8, 2006, the Partnership sold an additional 854,985 common units to the underwriters at a price to the public of $21.50 per common unit pursuant to the underwriters’ over-allotment option. Each of these issuances was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-128880) declared effective by the Securities and Exchange Commission on January 29, 2006. The proceeds received by the Partnership (net of underwriting discounts and structuring fees and before expenses) from the sale of an aggregate of 7,304,985 units were approximately $144,400. The net proceeds were used to: (i) repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700, (ii) repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100 and (iii) pay transaction fees and expenses in the amount of approximately $5,600. Underwriting discounts totaled approximately $11,600 (including certain structuring fees paid to certain of the underwriters of approximately $2,400).

On July 5, 2006, the Partnership completed an offering of its common units in which it sold 3,300,000 common units to the underwriters of the offering at a price to the public of $32.94 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-1 (File No. 333-134993) declared effective by the Securities and Exchange Commission on June 28, 2006. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering was $103,479. The use of proceeds from the offering was to: (i) repay all of its borrowings under its revolving credit facility, which were approximately $9,243 as of June 30, 2006, (ii) fund the future construction and other start-up costs of the planned expansion project at the Shreveport refinery and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,620. The general partner contributed $2,218 to retain its 2% general partner interest.

On November 20, 2007, the Partnership completed an offering of its common units in which it sold 2,800,000 common units to the underwriters of the offering at a price to the public of $36.98 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-3 (File No. 333-145657) declared effective by the Securities and Exchange Commission on November 9, 2007. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering was $98,206. The use of proceeds from the offering was to: (i) repay all its borrowings under its revolving credit facility, which were approximately $59,300 on November 20, 2007, (ii) fund

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

approximately $25,100 of the purchase price for the Penreco acquisition and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,401. The general partner contributed $2,113 to retain its 2% general partner interest.

Of the 19,166,000 common units outstanding at December 31, 2007, 13,404,985 are held by the public, with the remaining 5,761,015 held by the Partnership’s affiliates. All of the 13,066,000 subordinated units are held by the Partnership’s affiliates.

Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash as defined in the Company’s partnership agreement. The subordination period will end on the first day of any quarter beginning after December 31, 2010 in which the Company meets certain financial tests provided for in its partnership agreement. Significant information regarding rights of the limited partners include the following:

•	Rights to received distributions of available cash within 45 days after the end of each quarter, to the extent the Company has sufficient cash from operations after the establishment of cash reserves.

•	Limited partners have limited voting rights on matters affecting the Company’s business. The general partner may consider only the interest and factors that it desires, and has not duty or obligation to give any consideration of any interest of, our limited partners. Limited partners have no right to elect the Company’s board of directors or general partner.

•	The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Any holder, other than the general partner or the general partner’s affiliates, that owns 20% or more of any class of units outstanding, cannot vote on any matter.

•	During the subordination period, the general partner, without approval of the limited partners, may cause the Company to issue up to 2,551,144 of common units until both the Shreveport refinery expansion project and the Penreco acquisition are proven to increase cash flow from operations on a per unit basis. If this is achieved, the general partner may cause the Company to issue up to 6,533,000 of additional common units. After the subordination period, the Company may issue an unlimited number of limited partner interests without the approval of the limited partners.

•	Limited partners may be required to sell their units to the general partner if at any time the general partner owns more than 80% of the issued and outstanding common units.

The Partnership’s general partner is entitled to incentive distributions if the amount it distributes to unitholders with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly	Interest in
	Distribution	Distributions
	Target Amount	Unitholders	General Partner

Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	up to $0.495	98%	2%
Second Target Distribution	above $0.495 up to $0.563	85%	15%
Third Target Distribution	above $0.563 up to $0.675	75%	25%
Thereafter	above $0.675	50%	50%

The Predecessor’s policy was that distributions were limited to the amount necessary to pay each partner’s federal income tax and any state income tax on their share of partnership income. However, additional distributions to the partners could be made at the sole discretion of the general partner. During the year ended December 31, 2005, distributions of $7,285 were made to the Predecessor partners. In January 2006, the Predecessor made its final

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

distribution of $6,900 to the Predecessor’s partners. Subsequent to January 31, 2006, Calumet’s distribution policy is as defined in its Partnership Agreement. For the years ended December 31, 2007 and 2006, Calumet made distributions of $77,045 and $38,286, respectively, to its partners.

9.	Unit-Based Compensation

The Company’s general partner adopted a Long-Term Incentive Plan (the “Plan”) on January 24, 2006 for its employees, consultants and directors and its affiliates who perform services for the Company. The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the compensation committee of the Company’s general partner’s board of directors.

On December 28, 2007, non-employee directors of the Company’s general partner were granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal year 2007. These phantom units have a four year service period, beginning on January 1, with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. The Company uses the market price of its units on the grant date to calculate the fair value and related compensation cost of the units. The Company amortizes this compensation cost to partners’ capital and selling, general and administrative expense in the consolidated statements of operations using the straight-line method over the four year vesting period, as the Company expects these units to fully vest.

A summary of the Company’s nonvested units as of December 31, 2007, and the changes during the years ended December 31, 2007 and 2006, are presented below:

		Weighted-Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	7,296	33.63
Vested	(1,824)	33.63
Forfeited	—	—

Nonvested at December 31, 2006	5,472	$33.63
Granted	6,480	37.00
Vested	(3,444)	35.22
Forfeited	—	—

Nonvested at December 31, 2007	8,508	$35.56

For the years ended December 31, 2007 and 2006, compensation expense of $121 and $61, respectively, was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2007, there was a total of $303 of unrecognized compensation costs related to nonvested unit grants. These costs are expected to be recognized over a weighted-average period of three years. The total fair value of phantom units vested during the year ended December 31, 2007 was $128.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

10.	Employee Benefit Plan

The Company had a defined contribution plan administered by one of its limited partners. During the year ended December 31, 2007, the Company terminated these services and started administering the plan directly. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% contribution by the participant up to 4% and 50% of each additional 1% contribution up to 6% for a maximum contribution by the Company of 5% per participant. The Company’s matching contribution was $950, $1,109, and $839 for the years ended December 31, 2007, 2006 and 2005, respectively. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the Board of Directors of the Company’s general partner and are discretionary. The Company’s profit sharing contribution was $689, $870, and $452 for the years ended December 31, 2007, 2006 and 2005, respectively.

11.	Transactions with Related Parties

During the years ended December 31, 2007, 2006 and 2005, the Company had sales to related parties owned by a limited partner of $4,726, $904 and $209, respectively. Trade accounts and other receivables from related parties at December 31, 2007 and 2006 were $497 and $210, respectively. The Company also had purchases from related parties owned by a limited partner during the years ended December 31, 2007, 2006 and 2005 of $1,730, $1,228 and $1,114, respectively. Accounts payable to related parties at December 31, 2007 and 2006 were $907 and $358, respectively.

Certain partners of the Predecessor had loaned the Predecessor funds under long-term notes, which were repaid in the year ended December 31, 2005. The interest expense associated with the affiliated borrowings was approximately $0, $0 and $9,659 for the years ended December 31, 2007, 2006 and 2005, respectively.

A limited partner provided certain administrative and accounting services to the Company for an annual fee. Such services included, but are not necessarily limited to, advice and assistance concerning aspects of the operation, planning, and human resources of the Company. Payments for the years ended December 31, 2007, 2006 and 2005 were $227, $549 and $633, respectively. The Company terminated these services during the year ended December 31, 2007.

The Company participated in a self-insurance program for medical benefits with a limited partner and several other related companies. In connection with this program, contributions are made to a voluntary employees’ benefit association (VEBA) trust. Contributions made by the Company to the VEBA for the years ended December 31, 2007, 2006 and 2005 totaled $876, $3,093 and $3,167, respectively. The Company terminated participation in this related party VEBA during the year ended December 31, 2007 and established a new VEBA of which it is the sole participant, which is not administered by a related party.

During 2006 and prior, the Company had placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums paid to this company by Calumet for the years ended December 31, 2007, 2006 and 2005 were $889, $1,647 and $784 respectively. With the exception of its directors’ and officers’ liability insurance which was placed with this commercial insurance brokerage company, the Company placed its insurance requirements with third parties during the year ended December 31, 2007.

The Company participated in a self-insurance program for workers’ compensation with a limited partner and several other related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2007, 2006 and 2005

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

totaled $254, $213 and $294, respectively. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

The Company participated in a self-insurance program for general liability with a limited partner and several related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2007, 2006 and 2005 totaled $998, $563 and $590, respectively. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

12.	Segments and Related Information

a.	Segment Reporting

Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments: Specialty Products and Fuel Products. The Specialty Products segment produces a variety of lubricating oils, solvents and waxes. These products are sold to customers who purchase these products primarily as raw material components for basic automotive, industrial and consumer goods. The Fuel Products segment produces a variety of fuel and fuel-related products including gasoline, diesel and jet fuel. Because of the similar economic characteristics, certain operations have been aggregated for segment reporting purposes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2007	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$866,716	$771,132	$1,637,848	$—	$1,637,848
Intersegment sales	691,592	32,651	724,243	(724,243)	—

Total sales	$1,558,308	$803,783	$2,362,091	$(724,243)	$1,637,848

Depreciation and amortization	17,775	—	17,775	—	17,775
Income from operations	42,282	58,918	101,200	—	101,200
Reconciling items to net income:
Interest expense					(4,717)
Interest income					1,944
Debt extinguishment costs					(352)
Gain (loss) on derivative instruments					(13,781)
Other					(919)
Income tax expense					(501)

Net income					82,874

Capital expenditures	$261,015	$—	$261,015	$—	$261,015

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2006	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$913,143	$727,905	$1,641,048	$—	$1,641,048
Intersegment sales	653,842	34,135	687,977	(687,977)	—

Total sales	$1,566,985	$762,040	$2,329,025	$(687,977)	$1,641,048

Depreciation and amortization	15,027	—	15,027	—	15,027
Income from operations	83,526	39,607	123,133	—	123,133
Reconciling items to net income:
Interest expense					(9,030)
Interest income					2,951
Debt extinguishment costs					(2,967)
Gain (loss) on derivative instruments					(18,045)
Other					(274)
Income tax expense					(190)

Net income					95,578

Capital expenditures	$76,064	$—	$76,064	$—	$76,064

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2005	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$703,214	$585,858	$1,289,072	$—	$1,289,072
Intersegment sales	552,563	15,020	567,583	(567,583)	—

Total sales	$1,255,777	$600,878	$1,856,655	$(567,583)	$1,289,072

Depreciation and amortization	12,727	—	12,727	—	12,727
Income (loss) from operations	6,028	61,255	67,283	—	67,283
Reconciling items to net income:
Interest expense					(22,961)
Interest income					204
Debt extinguishment costs					(6,882)
Gain (loss) on derivative instruments					(24,756)
Other					38

Net income					12,926

Capital expenditures	$12,963	$—	$12,963	$—	$12,963

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

	Calumet
	December 31,
	2007	2006

Segment assets:
Specialty products	$1,462,996	$973,854
Fuel products	1,019,149	681,677

Combined segments	2,482,145	1,655,531
Eliminations	(1,803,288)	(1,123,880)

Total assets	$678,857	$531,651

b.	Geographic Information

International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2007, 2006 and 2005. All of the Company’s long-lived assets are domestically located.

c.	Product Information

The Company offers products primarily in four general categories consisting of fuels, lubricating oils, waxes and solvents. Other includes asphalt and other by-products. The following table sets forth the major product category sales (dollars in thousands):

	December 31,
	2007	2006

Specialty products:
Lubricating oils	$478,132	$509,933
Solvents	199,843	201,931
Waxes	61,621	61,192
Fuels	52,449	41,268
Asphalt and other by-products	74,671	98,819

Total	866,716	913,143

Fuel products:
Gasoline	307,144	336,681
Diesel	203,659	207,148
Jet fuel	225,868	176,372
By-products	34,461	7,704

Total	771,132	727,905

Consolidated sales	$1,637,848	$1,641,048

d.	Major Customers

No customer represented 10% or greater of consolidated sales in each of the three years ended December 31, 2007, 2006 and 2005.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

13.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total(1)

2007
Sales	$351,113	$421,726	$428,084	$436,925	$1,637,848
Gross profit	55,034	60,471	37,875	27,976	181,356
Operating income	34,975	38,942	17,279	10,004	101,200
Net income	28,210	37,418	9,456	7,790	82,874
Basic and diluted net income per limited partner unit:
Common	$0.79	$0.94	$0.45	$0.45	$2.63
Subordinated	$0.79	$0.94	$0.15	$(0.02)	$1.86
Weighted average limited partner common units outstanding — basic	16,366,000	16,366,000	16,366,000	17,613,826
Weighted average limited partner common units outstanding — diluted	16,367,000	16,368,000	16,369,000	17,615,246
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066,000	13,066,000	13,066,000	13,066,000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total(1)

2006
Sales	$397,694	$429,925	$444,747	$368,682	$1,641,048
Gross profit	51,249	58,460	51,560	43,671	204,940
Operating income	31,384	37,585	29,536	24,628	123,133
Net income	3,831	23,540	36,087	32,120	95,578
Basic and diluted net income per limited partner unit:
Common	$0.30	$0.76	$0.93	$0.85	$2.84
Subordinated	$(0.34)	$0.76	$0.93	$0.85	$2.20
Weighted average limited partner common units outstanding — basic and diluted	12,950,070	13,066,000	16,186,652	16,366,000
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066,000	13,066,000	13,066,000	13,066,000

(1)	The sum of the four quarters may not equal the total year due to rounding.

14.	Subsequent Events

On January 3, 2008 the Company closed on the acquisition of Penreco, a Texas general partnership, for approximately $275,000, excluding post-closing purchase price adjustments. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The acquisition includes plants in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company. The transaction was funded through a portion of the combined proceeds from a public equity offering and a new senior secured first lien term loan facility.

The Company believes that this acquisition will provide several key strategic benefits, including market synergies within our solvents and process oil product lines and additional operational and logistics flexibility. The acquisition will also broaden the Company’s customer base and give the Company access to new markets, which it believes could allow for updated margins on current products offered.

As a result of the closing date of the acquisition, Penreco’s balance sheets and results of operations of Penreco will be included within the Company’s consolidated balance sheet and consolidated results of operations beginning on January 3, 2008. The purchase price allocation and final opening balance sheet has not yet been finalized due to the timing of the acquisition. Currently, the Company expects to record approximately $53,000 of goodwill as a result of this acquisition, all of which will be recorded within the Company’s specialty products segment. The preliminary allocation of the aggregate purchase price is as follows:

Allocation of purchase price:
Cash and cash equivalents	$2,000
Accounts receivable	49,000
Inventories	59,000
Prepaid expenses and other current assets	3,000
Property, plant and equipment	91,000
Intangibles	60,000
Goodwill	53,000
Accounts payable	(28,000)
Other current liabilities	(7,000)
Other noncurrent liabilities	(7,000)

Total purchase price	$275,000

Intangible assets totaled approximately $60,000 and consist of customer relationships, supplier agreements, patents, non-competition agreements and distributor agreements. These intangible assets will be amortized over a weighted-average life of 5 years.

On January 16, 2008, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $21,738, for the quarter ended December 31, 2007. The distribution was paid on February 14, 2008 to unitholders of record as of the close of business on February 4, 2008. This quarterly distribution of $0.63 per unit equates to $2.52 per unit, or $86,954, on an annualized basis.

Report of Independent Registered Public Accounting Firm

To the Members of
Calumet GP, LLC

We have audited the accompanying balance sheet of Calumet GP, LLC as of December 31, 2007. This balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. We were not engaged to perform an audit of the Calumet GP, LLC’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Calumet GP, LLC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Calumet GP, LLC at December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/
Ernst & Young LLP

Indianapolis, Indiana
February 29, 2008

CALUMET GP, LLC

CONSOLIDATED BALANCE SHEET

December 31,
2007
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$499
Accounts receivable:
Trade, less allowance for doubtful accounts of $786	109,501
Other	4,486

113,987

Inventories	107,664
Prepaid expenses	7,567
Derivative assets	—
Deposits and other current assets	21

Total current assets	229,738
Property, plant and equipment, net	442,882
Other noncurrent assets, net	6,691

Total assets	$679,311

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$168,122
Accrued salaries, wages and benefits	2,745
Taxes payable	6,215
Other current liabilities	4,882
Current portion of long-term debt	943
Derivative liabilities	57,503

Total current liabilities	240,410
Long-term debt, less current portion	38,948

Total liabilities	279,358

Commitments and contingencies
Minority interest	213,676
Members’ capital	225,918
Accumulated other comprehensive loss	(39,641)

Total members’ capital	$399,953

Total liabilities and members’ capital	$679,311

See accompanying notes to the consolidated balance sheet.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET
(in thousands, except operating, unit and per unit data)

1.	Nature of Operations

Calumet GP, LLC (the GP) is a Delaware limited liability company formed on September 27, 2005 and is the general partner of Calumet Specialty Products Partners, L.P. (the Partnership). Its sole purpose is to operate the Partnership. The GP is owned by The Heritage Group as well as Fred M. Fehsenfeld, Jr. family trusts and an F. William Grube family trust. The GP owns a two percent general partner interest in the Partnership and manages and operates all of the assets of the Partnership. However, due to the substantive control granted to the GP by the partnership agreement the GP consolidates its interest in the Partnership (collectively Calumet or the Company).

Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, and a terminal located in Burnham, Illinois.

On January 3, 2008, Calumet closed on its acquisition of Penreco, a Texas general partnership. See Note 14.

2.	Members’ Capital

On November 20, 2007, the Partnership completed a follow-on public offering of its common units in which it sold 2,800,000 common units to the underwriters of the offering at a price to the public of $36.98 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-3 (File No. 333-145657) declared effective by the Securities and Exchange Commission on November 9, 2007. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering was $98,206. The use of proceeds from the offering was to: (i) repay all its borrowings under its revolving credit facility, which were approximately $59,300 on November 20, 2007, (ii) fund approximately $25,100 of the purchase price for the Penreco acquisition and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,401. The GP contributed $2,113 to retain its 2% general partner interest.

During the year ended December 31, 2007, the GP received cash distributions of $4,643 from the Partnership.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Inventories

The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value.

Inventories consist of the following:

December 31,
2007

Raw materials	$20,887
Work in process	21,325
Finished goods	65,452

$107,664

The replacement cost of these inventories, based on current market values, would have been $107,885 higher at December 31, 2007.

Accounts Receivable

The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days for the specialty products segment and 10 days for the fuel products segment. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. The activity in the allowance for doubtful accounts was as follows:

Year Ended
December 31,
2007

Beginning balance	$782
Provision	41
Write-offs, net	(37)

Ending balance	$786

Prepaid Expenses

Prepaid expenses as of December 31, 2007 include payments made to crude oil suppliers of $6,537 to prepay for certain of the Company’s future crude oil purchases.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Property, plant and equipment, including depreciable lives, consist of the following:

December 31,
2007

Land	$1,169
Buildings and improvements (10 to 40 years)	2,050
Machinery and equipment (10 to 20 years)	225,096
Furniture and fixtures (5 to 10 years)	1,261
Assets under capital leases (4 years)	3,565
Construction-in-progress	264,052

497,193
Less accumulated depreciation	(54,311)

$442,882

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During the year ended December 31, 2007, the Company incurred $9,328 of interest expense of which $4,611 was capitalized as a component of property, plant and equipment.

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

Revenue Recognition

The Company recognizes revenue on orders received from its customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under the Company’s normal billing and credit terms, all of the Company’s obligations related to product have been fulfilled and ownership and all risks of loss have been transferred to the buyer, which is primarily upon shipment to the customer or, in certain cases, upon receipt by the customer in accordance with contractual terms.

Income Taxes

The Company, as a partnership, is not liable for income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries Calumet Lubricants Co., Limited Partnership and Calumet Shreveport, LLC. However, Calumet Sales Company Incorporated “Calumet Sales Company”), a wholly-owned subsidiary of the Company, is a corporation and as a result, is liable for income taxes on its earnings. Income taxes on the earnings of the Company, with the exception of Calumet Sales Company, are the responsibility of the partners, with earnings of the Company included in partners’ earnings.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

In the event that the Company’s taxable income did not meet certain qualification requirements, the Company would be taxed as a corporation. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. The Company had no unrecognized tax benefits as of December 31, 2007. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.

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

Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the balance sheet. The Company utilizes third party valuations and published market data to determine the fair value of these derivatives. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the consolidated statements of operations. For the year ended December 31, 2007, the Company has recorded a derivative loss of $33,576 to sales and a derivative gain of $21,653 to cost of sales. An interest rate swap gain of $3 for the year ended December 31, 2007 was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the consolidated statements of operations.

The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the year ended December 31, 2007, was a loss of $5,979, which was recorded to unrealized (loss) gain on derivative instruments in the consolidated statements of operations. The Company recorded time value of its crude collars of $709, which is excluded from the assessment of hedge effectiveness, to unrealized (loss) gain on derivative instruments in the consolidated statements of operations for the year ended December 31, 2007.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The effective portion of the hedges classified in accumulated other comprehensive loss is $39,641 as of December 31, 2007 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2011 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)

2008	$(10,874)
2009	(17,216)
2010	(9,118)
2011	(2,433)
2012	—

Total	$(39,641)

The Company is exposed to credit risk in the event of nonperformance with its counterparties on these derivative transactions. The Company executes all its derivative instruments with a small number of counterparties, the majority of which are large financial institutions with ratings of at least A1 and A+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives crosses agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. The Company does not expect nonperformance on any derivative contract.

Other Noncurrent Assets

Other noncurrent assets consist of deferred debt issuance costs, turnaround costs, intangibles and deferred transaction costs. Deferred debt issuance costs and other noncurrent assets were $1,358 December 31, 2007 and are being amortized on a straight-line basis over the life of the related debt instruments. These amounts are net of accumulated amortization of $990 at December 31, 2007.

Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $682 as of December 31, 2007. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the life of the turnaround. These amounts are net of accumulated amortization of $2,930 at December 31, 2007.

Intangible assets of $2,460 as of December 31, 2007 consist of assets purchased to facilitate the sales of horticultural spray oil products and royalties purchased for the use of certain licensed refining processes. These intangible assets are being amortized on a straight-line basis over the assets’ estimated useful lives. Accumulated amortization on these intangible assets was $2,495 at December 31, 2007. Annual amortization for 2008 will be $185, with annual amortization of $116 thereafter.

Deferred transaction costs primarily represent costs incurred by the Company as a result of its acquisition of Penreco and were $2,191 as of December 31, 2007.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

to be taken or expected to be taken in a tax return. We adopted the Interpretation on January 1, 2007 which did not have a material effect on the financial position, results of operations or cash flows

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “Position”), which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The Position prohibited the use of the accrue-in-advance method of accounting for planned major maintenance activities (turnaround costs) and required the use of the direct expensing method, built-in overhaul method, or deferral method. The Company adopted the Position on January 1, 2007 and began using the deferral method to account for turnaround costs. The net impact of the adoption on January 1, 2007 was a net increase in partners’ capital of $6,582. Under this method, actual costs of an overhaul are capitalized as incurred and amortized to cost of sales until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to cost of sales. As a result of the adoption of the Position, the Company has restated prior periods to account for turnaround costs as capitalized costs, recorded in other noncurrent assets on the consolidated balance sheets, in lieu of accrued turnaround costs.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt the Statement on January 1, 2008 and apply the various disclosures as required by the Statement. The Company anticipates that the Statement will not have a material affect on its financial position, results of operations or cash flows. In February 2008, the FASB agreed to defer for one year the effective date of the Statement for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the Position will have a material effect on its financial position, results of operations, or cash flows.

In December 2007, FASB issued FASB Statement No. 141(R), Business Combinations (the “Statement”). The Statement applies the financial accounting and reporting of business combinations. The Statement is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company anticipates that the Statement will not have a material effect on its financial position, results of operations, or cash flows.

4.	Shreveport Refinery Expansion

During 2007 and 2006, the Company invested $188,922 and $65,492, respectively, in its Shreveport refinery expansion project. The Shreveport expansion project is expected to increase throughput capacity from 42,000 bpd to 57,000 bpd. As part of the Shreveport refinery expansion project, the Company plans to increase the Shreveport refinery’s ability to process sour crude by 8,000 bpd, bringing total capacity to process sour crude oil to 13,000 bpd. Of the anticipated 57,000 bpd throughput capacity upon completion of the expansion project, the Company expects the refinery to have the capacity to process approximately 42,000 bpd of sweet crude oil and 13,000 bpd of sour crude oil, with the remainder coming from interplant feedstocks. Progress continues on the expansion project and it

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

is expected it to be completed and fully operational by the second quarter of 2008. Total cost of the Shreveport refinery expansion project is estimated to be approximately $300,000.

Additionally, the Company invested $65,633 and $5,382, respectively, in 2007 and 2006 in the Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development.

5.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, rail cars, equipment, precious metals, operating unit catalyst and office facilities that extend through August 2015. Renewal options are available on certain of these leases in which the Company is the lessee. Rent expense for the year ended December 31, 2007 was $10,277.

As of December 31, 2007, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Operating
Year	Leases

2008	$9,785
2009	8,335
2010	7,698
2011	6,314
Thereafter	12,365

Total	$44,497

Effective March 1, 2005, the Company entered into a crude purchase contract with a supplier that contains minimum annual purchase requirements of approximately 12,000 bpd. Total purchases under this contract vary based upon monthly crude prices. To the extent the Company does not meet this requirement, it would be required to pay $0.25 per barrel on the difference between the minimum purchase requirement and the actual purchases. The contract becomes evergreen upon expiration, but does not contain terms related to purchase options or escalation clauses. Since inception of the contract, the Company has taken delivery of all minimum requirements. Total purchases under this contract were $515,268 for the year ended December 31, 2007. As of December 31, 2007, the estimated minimum purchase requirements under this contract and other crude purchase contracts were as follows:

Year	Commitment

2008	189,544
2009	—
2010	—
2011	—
Thereafter	—

Total	$189,544

Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxing and regulatory authorities, such as the Louisiana Department of Environmental Quality (“LDEQ”), Environmental Protection Agency (“EPA”), Internal Revenue Service (“IRS”) and

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

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

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling $391 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) a number of similar matters at the Princeton refinery. The Company anticipates that any penalties that may be assessed due to the alleged violations at our Princeton refinery as well as the aforementioned penalties will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below. The Company has recorded a liability for the proposed penalty within other current liabilities on the consolidated balance sheet. The Company recorded. Environmental expenses are recorded within other expenses on the consolidated statements of operations.

The Company is party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is party to ongoing discussions with the LDEQ and, consequently, while no significant compliance and enforcement expenditures have been requested as a result of the Company’s discussions, the Company anticipates that it will ultimately be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 over a three to five year period at the Company’s three Louisiana refineries.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

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

The Company is indemnified by Shell Oil Company (“Shell”), as successor to Pennzoil-Quaker State Company and Atlas Processing Company, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to the Company’s acquisition of the facility. The indemnity is unlimited in amount and duration, but requires the Company to contribute up to $1,000 of the first $5,000 of indemnified costs for certain of the specified environmental liabilities.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2007, the Company had outstanding standby letters of credit of $96,676 under its senior secured revolving credit facility. As of December 31, 2007, the Company had availability to issue letters of credit of $103,324 under its senior secured revolving credit facility. As discussed in Note 6 below, as of December 31, 2007 the Company also had a $50,000 letter of credit outstanding under the senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 3.50%.

6.	Long-Term Debt

Long-term debt consisted of the following:

December 31,
2007

Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime (7.25% at December 31, 2007), interest payments monthly, borrowings due December 2010	$6,958
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 3.50% (8.74% at December 31, 2007), interest and principal payments quarterly with borrowings due December 2012	30,099
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly with borrowings due January 2012	2,834

Total long-term debt	39,891
Less current portion of long-term debt	943

$38,948

The maximum borrowing capacity at December 31, 2007 was $224,086, with $120,453 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries. The net proceeds of our initial public offering were used to repay indebtedness and accrued interest under the first lien term loan facility in the amount of approximately $125,700 and repay indebtedness under the secured revolving credit facility in the amount of approximately $13,100. In addition, in August 2007 the Company repaid approximately $19,000 on its senior secured first lien term loan facility using its senior secured revolving credit facility pursuant to an amendment of the revolving credit facility. After these repayments, the term loan requires quarterly principal payments of $76 through December 2011 and quarterly principal payments of approximately $11,800 thereafter until maturing in December 2012. The Company is in compliance with all covenants and restrictions defined in these credit agreements.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

On January 3, 2008, the Partnership closed a new $435,000 senior secured first lien term loan facility (the “New Term Loan Facility”) which includes a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for general partnership purposes. The new term loan bears interest at a rate equal (i) with respect to a Eurodollar Loan, the Eurodollar Rate plus 400 basis points and (ii) with respect to a Base Rate Loan, the Base Rateplus 300 basis points (as defined in the New Term Loan Facility). The letter of credit facility to support crack spread hedging bears interest at 4.0%. Lenders under the New Term Loan Facility have a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable, inventory and other personal property. The New Term Loan Facility matures in January 2015. The New Term Loan Facility requires quarterly principal payments of $963 until maturity on September 30, 2014, with the remaining balance due at maturity on January 3, 2015.

On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility dated as of December 9, 2005 (the “Revolver”). Pursuant to this amendment, the Revolver lenders agreement to amend the Revolver to, among other things, (i) increase the total availability under the Revolver up to $375,000 and (ii) conform certain of the financial covenants and other terms in the Revolver to those contained in the New Term Loan Credit Agreement. The amended existing senior secured revolving credit facility matures on January 3, 2013. The Company is in compliance with all covenants and restrictions defined in these credit agreements.

As of December 31, 2007, maturities of the Company’s long-term debt is as follows:

Year	Maturity

2008	$943
2009	1,158
2010	7,873
2011	877
2012	29,040

Total	$39,891

Additionally, in 2007, the Company entered into a capital lease which will expire in 2012. Assets recorded under this capital lease obligation are included in property, plant and equipment consists of $3,565 as of December 31, 2007. As of December 31, 2007, the Company had recorded no amortization for capital lease assets due to the fact that the capital asset is not yet in service.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

As of December 31, 2007, the Company had estimated minimum commitments for the payment of rentals under capital leases as follows:

Capital
Year	Leases

2008	$854
2009	996
2010	693
2011	608
Thereafter	152

Total minimum lease payments	3,303
Less amount representing interest	469

Capital lease obligation	2,834
Less obligations due within one year	641

Long-term capital lease obligation	$2,193

7.	Derivatives

The Company has the following derivative instruments outstanding as of December 31, 2007.

Crude Oil Collar and Swap Contracts — Specialty Products Segment

The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts that match our expected future cash out flows for up to 70% of our anticipated crude oil purchases related to our specialty products production. The tenor of these positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. At December 31, 2007, the Company had the following derivatives related to crude oil purchases.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Lower Put	Upper Put	Lower Call	Upper Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2008	248,000	8,000	$67.85	$77.85	$87.85	$97.85
February 2008	232,000	8,000	76.13	86.13	96.13	106.13
March 2008	248,000	8,000	77.63	87.63	97.63	107.63
April 2008	60,000	2,000	74.30	84.30	94.30	104.30
May 2008	62,000	2,000	74.30	84.30	94.30	104.30
June 2008	60,000	2,000	74.30	84.30	94.30	104.30
July 2008	62,000	2,000	74.30	84.30	94.30	104.30
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	1,094,000
Average price			$74.01	$84.01	$94.01	$104.01

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	91,000	1,000	90.92

Crude Oil Swap Contracts— Fuel Products Segment

The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At December 31, 2007, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	2,184,000	24,000	67.87
Second Quarter 2008	2,184,000	24,000	67.87
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,096,500	5,744	67.70

Totals	26,483,500
Average Price			$66.97

Fuel Product Swap Contracts

The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.

Diesel Swap Contracts

At December 31, 2007, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 42,520 barrels in 2008. As a result of these barrels not being designated as hedges, the Company recognized $941 of losses in unrealized (loss) gain on derivative instruments in the consolidated statements of operations.

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	1,319,500	14,500	82.81
Second Quarter 2008	1,319,500	14,500	82.81
Third Quarter 2008	1,334,000	14,500	81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 20010	4,745,000	13,000	80.41
Calendar Year 2011	1,641,000	4,496	79.93

Totals	16,438,000
Average price			$80.94

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Gasoline Swap Contracts

At December 31, 2007, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)

First Quarter 2008	864,500	9,500	76.98
Second Quarter 2008	864,500	9,500	76.98
Third Quarter 2008	874,000	9,500	74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	10,045,500
Average price			$74.91

Natural Gas Swap Contracts

The Company utilizes forward swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirements with time to expiration not to exceed three years. At December 31, 2007, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu

First Quarter 2008	850,000	$8.76
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	1,090,000
Average price		$8.66

Interest Rate Swap Contracts

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its variable rate senior secured first lien term loan. The Company hedges the interest payments related to up to 85% of its future term loan indebtedness. Due to the repayment of $19,000 of the outstanding balance of the Company’s term loan facility in August 2007 and the refinancing of the Company’s remaining term loan balance on January 3, 2008, this swap contract is no longer designated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized (loss) gain on derivative instruments in the consolidated statements of operations for the year ended December 31, 2007.

8.	Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with SFAS No. 133. Based upon borrowing rates

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

available to the Company for long-term debt with similar terms and the same remaining maturities, the fair value of long-term debt materially approximated the carrying value at December 31, 2007. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximate their fair value at December 31, 2007.

9.	Unit-Based Compensation

The Company’s general partner adopted a Long-Term Incentive Plan (the “Plan”) on January 24, 2006 for its employees, consultants and directors and its affiliates who perform services for the Company. The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the compensation committee of the Company’s general partner’s board of directors.

On December 28, 2007, non-employee directors of the Company’s general partner were granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal year 2007. These phantom units have a four year service period, beginning on January 1, with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. The Company uses the market price of its units on the grant date to calculate the fair value and related compensation cost of the units. The Company amortizes this compensation cost to partners’ capital and selling, general and administrative expense in the consolidated statements of operations using the straight-line method over the four year vesting period, as the Company expects these units to fully vest.

A summary of the Company’s nonvested units as of December 31, 2007, and the changes during the year ended December 31, 2007, are presented below:

		Weighted-Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value

Nonvested at January 1, 2007	5,472	$33.63
Granted	6,480	37.00
Vested	(3,444)	35.22
Forfeited	—	—

Nonvested at December 31, 2007	8,508	$35.56

For the year ended December 31, 2007, compensation expense of $121 was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2007, there was a total of $303 of unrecognized compensation costs related to nonvested unit grants. These costs are expected to be recognized over a weighted-average period of three years. The total fair value of phantom units vested during the year ended December 31, 2007 was $127.

10.	Employee Benefit Plan

The Company had a defined contribution plan administered by one of its limited partners. During the year ended December 31, 2007, the Company terminated these services and started administering its own plan directly. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% contribution by the participant up to 4% and 50% of each additional 1% contribution up to 6% for a maximum contribution by the Company of 5% per participant. The

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Company’s matching contribution was $950 for the year ended December 31, 2007. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the Board of Directors of the Company’s general partner and are discretionary. The Company’s profit sharing contribution was $689 for the year ended December 31, 2007.

11.	Transactions with Related Parties

During the year ended December 31, 2007 the Company had sales to related parties owned by a limited partner of $4,726. Trade accounts and other receivables from related parties at December 31, 2007 were $497. The Company also had purchases from related parties owned by a limited partner during the year ended December 31, 2007 of $1,730. Accounts payable to related parties at December 31, 2007 were $907.

A limited partner provided certain administrative and accounting services to the Company for an annual fee. Such services included, but are not necessarily limited to, advice and assistance concerning aspects of the operation, planning, and human resources of the Company. Payments for the year ended December 31, 2007 were $227. The Company terminated these services during the year ended December 31, 2007.

The Company participated in a self-insurance program for medical benefits with a limited partner and several other related companies. In connection with this program, contributions are made to a voluntary employees’ benefit association (VEBA) trust. Contributions made by the Company to the VEBA for the years ended December 31, 2007 totaled $876. The Company terminated participation in this related party VEBA during the year ended December 31, 2007 and established a new VEBA of which it is the sole participant, which is not administered by a related party.

During 2006 and prior, the Company had placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums paid to this company by Calumet for the year ended December 31, 2007 were $889. With the exception of its directors’ and officers’ liability insurance, the Company placed its insurance requirements with third parties during the year ended December 31, 2007.

The Company participated in a self-insurance program for workers’ compensation with a limited partner and several other related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the year ended December 31, 2007 totaled $254. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

The Company participated in a self-insurance program for general liability with a limited partner and several related companies. In connection with this program, contributions are made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2007 totaled $998. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

12.	Subsequent Events

On January 3, 2008 the Company closed on the acquisition of Penreco, a Texas general partnership, for approximately $275,000, excluding post-closing purchase price adjustments. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition includes plants in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

supply agreements with ConocoPhillips Company. The transaction was funded through a portion of the combined proceeds from a public equity offering and a new senior secured first lien term loan facility.

The Company believes that this acquisition will provide several key strategic benefits, including market synergies within our solvents and process oil product lines and additional operational and logistics flexibility. The acquisition will also broaden the Company’s customer base and give the Company access to new markets, which it believes could allow for updated margins on current products offered.

As a result of the closing date of the acquisition, Penreco’s balance sheets and results of operations of Penreco will be included within the Company’s consolidated balance sheet and consolidated results of operations beginning on January 3, 2008. The purchase price allocation and final opening balance sheet has not yet been finalized due to the timing of the acquisition. Currently, the Company expects to record approximately $53,000 of goodwill as a result of this acquisition, all of which will be recorded within the Company’s specialty products segment. The preliminary allocation of the aggregate purchase price is as follows:

Allocation of purchase price:
Cash and cash equivalents	$2,000
Accounts receivable	49,000
Inventories	59,000
Prepaid expenses and other current assets	3,000
Property, plant and equipment	91,000
Intangibles	60,000
Goodwill	53,000
Accounts payable	(28,000)
Other current liabilities	(7,000)
Other noncurrent liabilities	(7,000)

Total purchase price	$275,000

Intangible assets totaled approximately $60,000 and consist of customer relationships, supplier agreements, patents, non-competition agreements and distributor agreements. These intangible assets will be amortized over a weighted-average life of 5 years.

On January 16, 2008, the Company declared a quarterly cash distribution of $0.63 per unit on all outstanding units, or $21,738, for the quarter ended December 31, 2007. The distribution was paid on February 14, 2008 to unitholders of record as of the close of business on February 4, 2008. This quarterly distribution of $0.63 per unit equates to $2.52 per unit, or $86,954, on an annualized basis.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

The management of Calumet Specialty Products Partners, L.P. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with US generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2007.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

/s/  F. WILLIAM GRUBE

F. William Grube
President, Chief Executive Officer and Director of
Calumet GP, LLC

February 29, 2008

/s/  R. PATRICK MURRAY, II

R. Patrick Murray, II
Vice President, Chief Financial Officer and
Secretary of Calumet GP, LLC

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.

We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calumet Specialty Products Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Calumet Specialty Products Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007 of Calumet Specialty Products Partners, L.P. and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 29, 2008

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

Directors and Executive Officers

The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of February 29, 2008. Directors are elected for one-year terms.

Name	Age	Position with Calumet GP, LLC

Fred M. Fehsenfeld, Jr.	57	Chairman of the Board
F. William Grube	60	Chief Executive Officer, President and Director
Allan A. Moyes, III	61	Executive Vice President
Jennifer G. Straumins	34	Senior Vice President
R. Patrick Murray, II	36	Vice President, Chief Financial Officer and Secretary
Robert M. Mills	54	Vice President — Crude Oil Supply
Jeffrey D. Smith	45	Vice President — Planning and Economics
William A. Anderson	39	Vice President — Sales and Marketing
James S. Carter	59	Director
William S. Fehsenfeld	57	Director
Robert E. Funk	62	Director
Nicholas J. Rutigliano	60	Director
Michael L. Smith	59	Director

Fred M. Fehsenfeld, Jr. has served as the chairman of the board of directors of our general partner since September 2005. Mr. Fehsenfeld also served as the vice chairman of the board of directors of Calumet Lubricants Co., L.P., our predecessor, since 1990. Mr. Fehsenfeld has worked for The Heritage Group in various capacities since 1977 and has served as its managing trustee since 1980. Mr. Fehsenfeld received his B.S. in Mechanical Engineering from Duke University and his M.S. in Management from the Massachusetts Institute of Technology Sloan School.

F. William Grube has served as the chief executive officer, president and director of our general partner since September 2005. Mr. Grube has also served as president and chief executive officer of Calumet Lubricants Co., L.P. since 1990. From 1973 to 1989, Mr. Grube served as executive vice president of the Rock Island Refinery. Mr. Grube received his B.S. in Chemical Engineering from Rose-Hulman Institute of Technology and his M.B.A. from Harvard University.

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

Jennifer G. Straumins has served as senior vice president of our general partner since February 2007. From January 2006 through February 2007, Ms. Straumins served as vice president — investor relations. Ms. Straumins served in various capacities in financial planning and economics for our predecessor from 2002 through 2006. Prior to joining our predecessor, Ms. Straumins held financial planning positions with Great Lakes Chemical Company and Exxon Chemical Company. Ms. Straumins received a B.E. in Chemical Engineering from Vanderbilt University and her M.B.A. from the University of Kansas. Ms. Straumins is the daughter of F. William Grube, the chief executive officer and president of our general partner.

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

Michael L. Smith has served as a member of the board of directors of our general partner since January 2006. Mr. Smith is the chairman of the audit committee of our board of directors and previously served as executive vice president and chief financial officer of Wellpoint Inc. (f/k/a Anthem Inc.), a publicly traded health benefits company, from 1999 until his retirement in January 2005. Mr. Smith previously served as senior vice president of Anthem and chief financial officer of Anthem Blue Cross and Blue Shield’s Midwest and Connecticut operations from 1998 to 1999. From 1996 to 1998, he was chief operating officer and chief financial officer of American Health Network, a former Anthem subsidiary. Mr. Smith is a member of the board of directors of Kite Realty Group Trust, Vectren Corporation, hhgregg, Inc., InterMune Inc. and Emergency Medical Services Corporation. He also serves on the Board of Trustees of DePauw University, the board of directors of the Lumina Foundation for Education and is a member of the Indiana Commission for Higher Education. Mr. Smith received his B.A. in Economics from DePauw University.

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

The board of directors has adopted a written charter for the compensation committee which defines the scope of the committee’s authority. The committee may form and delegate some or all of its authority to subcommittees comprised of committee members when it deems appropriate. The committee is responsible for reviewing and recommending to the board of directors for its approval the annual salary and other compensation components for the chief executive officer. The committee reviews and makes recommendations to the board of directors for its approval any of the Partnership’s equity compensation-based plans, including the Long-Term Incentive Plan, or any cash bonus or incentive compensation plans or programs. Also, the committee reviews and approves all annual salary and other compensation arrangements and components for the senior executives of the Partnership. Further, the compensation committee periodically reviews and makes a recommendation to the board of directors for changes in the compensation of all directors. The committee has the authority to retain and terminate any compensation consultant to assist it in the evaluation of director and senior executive compensation and to obtain independent advice and assistance from internal and external legal, accounting and other advisors.

In 2007, the compensation committee retained Mercer Inc. (“Mercer”) as an independent consultant to review our general partner’s executive compensation programs. Mercer reported directly to the compensation committee and did not provide any additional services to our general partner. The scope of this engagement included the following:

•	review of Calumet’s existing peer group of publicly-traded master limited partnerships for executive compensation benchmarking and added additional comparison companies;

•	analysis of market pay levels and trends for our named executive officers, other officers and key employees from peer companies and general industry surveys including base salary, annual incentives and long-term incentives;

•	assessment of Calumet’s executive pay levels relative to market levels; and

•	assessment of internal parity of compensation among Calumet’s executive officers, other officers and key employees.

The following master limited partnerships were included by Mercer in the peer group for the compensation review: Atlas Pipeline Partners, L.P., Buckeye Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., Genesis Energy, L.P., Inergy, L.P., Magellan Midstream Partners, L.P., MarkWest Energy Partners, L.P., Penn Virginia Resource Partners, L.P., Regency Energy Partners, L.P. and Suburban Propane Partners, L.P. Peer group companies were validated and selected based on their comparability of EBITDA (a non-GAAP measurement), sales and total assets to those of Calumet. Both competitive market data compiled from public disclosures of the peer group companies and independent third-party compensation surveys were used in the review. Mercer provided a presentation of its findings to the compensation committee in February 2008. See Item 11 “Executive and Director Compensation — Compensation Discussion and Analysis — Peer Group and Compensation Targets” for additional discussion regarding the results of this executive compensation review.

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

Available on our website at www.calumetspecialty.com are copies of our committee charters and Code of Business Conduct and Ethics, all of which also will be provided to unitholders without charge upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway E. Drive, Suite 200, Indianapolis, IN 46214.

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

Based solely on a review of the copies of those forms furnished to the Partnership and written representations from the applicable officers and directors, the Partnership believes its officers and directors complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2007 with the exception of the following: (1) one late filing on Form 4 relating to three transactions for William S. Fehsenfeld; (2) one filing on Form 4/A relating to one transaction for William S. Fehsenfeld; and (3) one filing on Form 4/A relating to one transaction for Fred M. Fehsenfeld, Jr..

Item 11.	Executive and Director Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the board of directors of our general partner oversees our compensation programs. Our general partner maintains compensation and benefits programs designed to allow us to attract, motivate and retain the best possible employees to manage the Partnership, including executive compensation programs designed to reward the achievement of both short-term and long-term goals necessary to promote growth and generate positive unitholder returns. Our general partner’s executive compensation programs are based on a pay-for-performance philosophy, including measurement of the Partnership’s performance against a specified financial target, namely distributable cash flow. The Partnership’s executive compensation programs include both long-term and short-term compensation elements which, together with base salary and employee benefits, constitute a total compensation package intended to be competitive with similar companies. Although short-term compensation elements represent the majority of total compensation that can be earned and paid to our executives, the long-term elements as described in “Elements of Executive Compensation — Long-Term, Unit-Based Awards” for which the compensation committee and board of directors have approved for implementation beginning with the 2007 fiscal year will represent a significant portion of total compensation on a prospective basis to provide a meaningful incentive for the executives to achieve goals and objectives focused on long-term unitholder returns.

Under their collective authority, the compensation committee and the board of directors maintain the right to develop and modify compensation programs and policies as they deem appropriate. Factors they may consider in making decisions to materially increase or decrease compensation include overall Partnership financial performance, growth of the Partnership over time, changes in complexity of the Partnership as well as individual executive job scope complexity, individual executive job performance, and changes in competitive compensation practices in our defined labor markets. In determining any forms of compensation other than the base salary for the senior executives, or in the case of the chief executive officer the recommendation to the board of directors of the forms of compensation for the chief executive officer, the compensation committee considers the Partnership’s financial performance and relative unitholder return, the value of similar incentive awards to senior executives at comparable companies and the awards given to senior executives in past years.

Financial Performance Metric Used in Compensation Programs

Our primary business objective is to generate cash flows to make distributions to our unitholders. The Partnership’s distributable cash flow is the primary measurement of performance taken into account in setting policies and making compensation decisions, as we believe this represents the most comprehensive measurement of our ability to generate cash flows. Both short-term and long-term forms of executive compensation are specifically structured on the Partnership’s achievement relative to annual distributable cash flow goals and, as such, determination of related awards, as well as their grant or payment, occurs subsequent to the end of each fiscal year upon final determination of distributable cash flow. We believe that including this financial objective as the primary performance measurement to determine compensation awards for all of our executive officers recognizes the integrated and collaborative effort required by the full executive team to maximize performance. Distributable cash flow is a non-GAAP measure that we define, consistent with our credit agreements, as our Adjusted EBITDA less maintenance capital expenditures, cash interest expense and income tax expense. Please refer to Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for our definition of Adjusted EBITDA, consistent with our credit agreements.

Peer Group and Compensation Targets

To evaluate all areas of executive compensation, the compensation committee seeks the additional input of outside compensation consultants and available comparative information. In 2007, the compensation committee retained Mercer, an independent consultant, to complete a review of our general partner’s executive compensation programs. For further description of the Mercer engagement, please refer to Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance — Board of Directors Committees — Compensation Committee.”

The compensation committee used the findings of the Mercer executive compensation review to validate that total compensation for Calumet’s key executives, including each named executive officer, is competitive with the middle range of total compensation among a peer group of companies and the broader market in which Calumet competes for executive talent when making its compensation decisions. The Mercer review indicated that Calumet’s aggregate target total direct compensation, which includes all the major elements of its executive compensation program, including base salary, short-term incentives and long-term compensation, is indeed competitive with the market median. In addition, Mercer’s findings indicated that upon review of cash compensation among Calumet’s executives, relative parity was generally consistent with market practices.

Review of Named Executive Officer Performance

The compensation committee reviews, on an annual basis, each compensation element of a named executive officer. In each case, the compensation committee takes into account the scope of responsibilities and experience and balances these against competitive salary levels. The compensation committee has the opportunity to meet with the named executive officers at various times during the year, which allows the compensation committee to form its own assessment of each individual’s performance. The compensation committee, which includes our general partner’s president and chief executive officer, additionally enlists the assistance of our general partner’s executive vice president to provide direct input to the compensation committee regarding performance appraisals of the other named executive officers to assist the committee in its compensation decisions.

Objectives of Compensation Programs

The Partnership’s executive compensation programs are designed with the following primary objectives:

•	reward strong individual performance that drives positive Partnership financial results;

•	make incentive compensation a significant portion of an executive’s total compensation, designed to balance short-term and long-term performance;

•	align the interests of our executives with those of our unitholders; and

•	attract, develop and retain executives with a compensation structure which is competitive with other publicly-traded partnerships of similar size.

Elements of Executive Compensation

The compensation committee believes the total compensation and benefits program for the Partnership’s named executive officers should consist of the following:

•	base salary;

•	annual incentive plan which includes short-term cash awards;

•	long-term incentive compensation, including unit-based awards;

•	retirement, health and welfare benefits; and

•	perquisites.

These elements are designed to constitute an integrated executive compensation structure meant to incentivize a high level of individual executive officer performance in line with Partnership financial and operating goals.

Base Salary

Salaries provide executives with a base level of monthly income as consideration for fulfillment of certain roles and responsibilities. The salary program assists us in achieving our objective of attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, changes in the base salary levels for our named executive officers are determined on an annual basis by the compensation committee of the board of directors and are effective at the beginning of the following fiscal year. This determination is based on the following criteria to determine incremental adjustments to base salary:

•	an assessment of the individual executive’s sustained performance against his or her individual job responsibilities and overall job complexity;

•	general cost of living increases;

•	current salary relative to that of other Calumet executives; and

•	a review by the compensation committee of the range of executive salaries for our peer group of publicly traded partnerships of similar size in the energy industry to ensure that base salaries full within such range.

Increases to annual salary reflect a reward and recognition for successfully fulfilling the position’s roles and responsibilities. The compensation committee reviews annual inflation indexes to determine a general level of cost of living increase that is used consistently in determining annual cost of living increases for all of our employees. The compensation committee also considers base salary in conjunction with both short-term cash awards and long-term, unit-based awards to develop a total direct compensation structure for the named executive officers which is intended to be competitive with the market median.

The compensation committee, in its discretion, may make base salary adjustments at an interim date during the fiscal year for executives deemed warranted due to changes in job complexity or through comparison of executive compensation levels of publicly-traded partnerships similar in size to us. During 2007, the compensation committee approved interim increase in the base salary for one of our named executive officers, Mr. Murray, from $180,000 to $200,000, effective August 1, 2007.

Additionally, the compensation committee approved increased salaries for all of the named executive officers for 2008 as part of its annual salary review process in consideration of the above factors. Effective January 1, 2008, the base salaries for Mr. Moyes, Mr. Murray, Mr. Anderson and Ms. Straumins are $285,000, $220,000, $190,000 and $195,000, respectively.

Per the terms of the compensation committee’s charter, the recommendation of the base salary level for F. William Grube, chief executive officer and president, must be approved by the full board of directors. Effective January 1, 2008, the board of directors approved an increase in Mr. Grube’s base salary to $357,000. In addition, the base salary for Mr. Grube was initially established, and is governed on a continuing basis, by the terms of his employment agreement, including a provision that the amount of his annual salary increase at a minimum must be equal to the average of the percentage increases of all salaried employees of Calumet’s general partner. This increase in Mr. Grube’s 2008 base salary of approximately 4% is equivalent to the average of the percentage increases of all salaried employees for the 2008 fiscal year. Please read ‘‘Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreement with F. William Grube” for additional terms of Mr. Grube’s employment agreement.

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

These cash incentive payments are made pursuant to the Cash Incentive Compensation Plan (the “Cash Incentive Plan”). The compensation committee approved potential awards under the Cash Incentive Plan for the 2007 fiscal year and has approved potential awards for the 2008 fiscal year. Cash bonuses, calculated as a percentage of base salary, are paid to executives and certain other management employees based on Calumet’s achievement of specified distributable cash flow relative to three increasing performance targets: minimum, target and stretch. Specifically, if the Partnership’s actual performance meets at least the minimum distributable cash flow goal for the fiscal year, executives and certain other management employees may receive incentive bonuses ranging from 15% to 50% of base salary, depending on the employee’s position with the general partner. If financial performance exceeds the minimum distributable cash flow goal, the incentive bonus paid as a percentage of base salary may be larger, ultimately reaching an upper range of 60% to 200% of base salary, if distributable cash flow for the fiscal year reaches the stretch goal. The compensation committee determined these percentages of base salary at levels, when combined with both base salary and potential long-term, unit-based awards, to develop a total direct compensation structure for the named executive officers which is intended to be competitive with the market median while placing significant emphasis on the achievement of the Partnership’s distributable cash flow goals.

Upon the recommendation of the compensation committee, the board of directors approved distributable cash flow targets for the 2007 fiscal year based on budgets prepared by management, with a cash incentive award structure per the above ranges of percentages of base salaries. The 2007 target distributable cash flow goal was established at a level that the board of directors believed reflected the reasonable expectations management had for the financial performance of the Partnership during the fiscal year and likely to be achieved given actual distributable cash flow achieved for the 2006 fiscal year. For 2007, this target distributable cash flow goal exceeded the stretch distributable cash flow goal used for the 2006 fiscal year, while the stretch distributable cash flow goal was almost twice that of the target distributable cash flow goal for the 2006 fiscal year. The board of directors set the stretch cash flow goal at a level which they believed would be attained only with higher levels of performance relative to the reasonable expectations management had for the financial performance of the Partnership and therefore not likely to be achieved. Under the Cash Incentive Plan, the maximum award potential for any named executive officer for fiscal year 2007 was $822,000, which represents the maximum award which could have been earned by Mr. Grube. Pursuant to Mr. Grube’s employment agreement, he is guaranteed to receive an award which is at least 150% of the amount of the next highest potential award to any other salaried employee of our general partner, which would be the maximum potential award for Mr. Moyes of $548,000. For the 2007 fiscal year, the Partnership did not achieve its minimum distributable cash flow goal, resulting in no earned awards under the Cash Incentive Plan. The primary driver of the Partnership not meeting its minimum distributable cash flow goal was the dramatic increase in the price of crude oil, primarily in the second half of 2007, which negatively impacted the Partnership’s gross profit.

Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2008 fiscal year based on budgets prepared by management, with the cash incentive award structure remaining unchanged from the 2007 fiscal year, including the distributable cash flow goals and incentive levels for the named executive officers. Consistent with past practices, the goals for the 2008 fiscal year represent an appropriate level of difficulty to create a direct link between pay and company performance. Under the Cash Incentive Plan, the maximum award that could be paid to any named executive officer related to fiscal year 2008 will be $855,000, which represents the maximum award which could be earned by Mr. Grube. Such amount is calculated as 150% of the amount of the next highest potential award to any other salaried employee of our general partner, which would be the maximum potential award for Mr. Moyes of $570,000.

For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”

Long-Term, Unit Based Awards

Long-term, unit based awards aid Calumet in retaining and motivating executives and to assist the Partnership in meeting its financial performance objectives. Long-term unit-based awards are granted to named executive officers and certain other management employees based on Calumet’s achievement of performance targets on its distributable cash flow, thereby establishing a direct link between executive compensation and Partnership financial performance. In addition, the long-term unit-based incentive component of executive compensation, when coupled with an extended ratable vesting period as compared to cash awards, further align the interests of executives with the Partnership’s unitholders in the longer-term and reinforce unit ownership levels among executives.

Long-term unit-based awards may consist of phantom units, restricted units, unit options, substitution awards, and distribution equivalent rights. These awards are granted to employees, consultants and directors of our general partner under the provisions of our Long-Term Incentive Plan (the “Plan”) adopted on January 24, 2006 and administered by the compensation committee.

Upon the recommendation of the compensation committee and under the provisions of the Plan, the board of directors approved a program for the 2007 fiscal year for the potential grant of performance-contingent phantom units to named executive officers and certain other management employees in order to add a long-term, equity-based incentive to the executive compensation program. Pursuant to the program, there were two potential levels of phantom unit grants for each participant to be granted upon determination if the Partnership had achieved its specified distributable cash flow goals, namely the target and stretch distributable cash flow goals utilized for the cash incentive bonuses described above in “Short-Term Cash Awards.” Upon grant, such phantom units would be subject to a time vesting requirement, whereby 25% of the award would vest on the date of grant, with an additional 25% vesting on each successive December 31 following the date of grant. As the Partnership did not achieve the target distributable cash flow goal during fiscal year 2007, no phantom units were granted under the program.

Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2008 fiscal year based on budgets prepared by management, with the phantom unit award structure for the named executive officers remaining unchanged from the 2007 fiscal year, as well as the estimated likelihoods of distributable cash flow performance levels as described above in “Short-Term Cash Awards.”

For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Phantom Unit Program.”

Health and Welfare Benefits

We offer a variety of health and welfare benefits to all eligible employees of our general partner. The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of the employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, life insurance and accidental death and dismemberment. In addition, certain employees are eligible for long-term disability coverage. Coverage under long-term disability offers benefits specific to the named executive officers. We provide the named executive officers with a compensation allowance which is grossed up for the payment of taxes to allow them to purchase long-term disability coverage on an after-tax basis at no net cost to them. As structured, these long-term disability benefits will pay 60% of monthly earnings, as defined by the policy, up to a maximum of $6,000 per month during a period of continuing disability up to normal retirement age, as defined by the policy. Executive officers and other key employees are also eligible to obtain executive physical examinations which are paid for by the Partnership.

Retirement Benefits

Named executive officers participate in the same retirement savings plan as other eligible employees subject to ERISA limits. This plan is a qualified defined contribution plan (401(k) plan) and is designed to provide an appropriate level of replacement income upon retirement and is provided as a reward for prior contributions and future efforts toward our success and growth. Historically, the Partnership matched 100% of each 1% of eligible compensation contribution by the participant up to 3% of eligible compensation contributions and 50% of each additional 1% of eligible compensation contribution up to 5%, for a maximum contribution by the Partnership of 4% of eligible compensation contributions per participant. Effective July 1, 2007, the Partnership amended the retirement savings plan such that the Partnership now matches 100% of each 1% of eligible compensation contribution by the participant up to 4% and 50% of each additional 1% of eligible compensation contribution up to 6%, for a maximum contribution by the Partnership of 5% of eligible compensation contributions per participant.

The retirement savings plan also includes a discretionary profit-sharing component. Determination of annual contributions are made by the compensation committee based on overall profitability of the Partnership. The compensation committee approved a discretionary profit sharing contribution to the 401(k) plan for all eligible participants equivalent to 2.5% of their eligible compensation for the 2007 fiscal year. The value of Partnership contributions to the retirement savings plan for named executive officers is included in the Summary Compensation Table.

Perquisites

All named executive officers are provided with the following benefits as a supplement to their other compensation:

•	Use of Company Vehicle: In order to assist them in conducting the daily affairs of the Partnership, we provide each named executive officer with a company vehicle that may be used for personal use as well as business use. Personal use of a company vehicle is treated as taxable compensation to the named executive officer.

•	Executive Physical Program: In order to encourage a healthy lifestyle, we pay for a complete and professional personal physical exam for each named executive officer appropriate for his or her age, generally on an annual basis.

•	Club Memberships: We pay club membership fees for certain named executive officers. Although such club memberships may be used for personal purposes in addition to business entertainment purposes, each named executive officer having such a membership is responsible for the reimbursement of the partnership or direct payment for any incremental costs above the base membership fees associated with his or her personal use of such membership.

The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate.

Other Compensation Related Matters

Tax Implications of Executive Compensation

Because Calumet is not an entity taxable as a corporation, many of the tax issues associated with executive compensation that face publicly traded corporations do not directly affect the Partnership. However, on October 22, 2004, the American Jobs Creation Act of 2004 (H.R. 4520) (the “AJCA”) was signed into law by the President. The AJCA added new Section 409A to the Internal Revenue Code (“Section 409A”) which significantly alters the rules relating to the taxation of deferred compensation. Section 409A broadly applies to deferred compensation and potentially results in additional tax to participants. The Department of Treasury and IRS issued rules under

Section 409A in 2007. Based on these final rules, there are limitations to the manner in which we award long-term incentives to employees, consultants and directors of certain of our affiliates to meet the compliance requirements of Section 409A. Consistent with Section 409A requirements, we have structured awards under the Plan in a manner that complies with Section 409A. Before the end of 2008, we will also be in full documentary compliance, as stipulated in IRS Notice 2007-78.

Executive Ownership of Units

While we have not adopted any security ownership requirements or policies for our executives, our executive compensation programs foster the enhancement of executives’ equity ownership through long-term, unit-based awards pursuant to Calumet’s Long-Term Incentive Plan. Further, in 2006 several executives purchased a significant number of our common units as participants in our directed unit program in conjunction with our initial public offering. For a listing of security ownership by our named executive officers, refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

The board of directors has adopted the Insider Trading Policy of Calumet GP, LLC and Calumet Specialty Products Partners, L.P. (the “Insider Trading Policy”), which provides guidelines to employees, officers and directors with respect to transactions in the Partnership’s securities. Pursuant to Calumet’s Insider Trading Policy, all executive officers and directors must confer with the Chief Financial Officer before effecting any put or call options for the Partnership’s securities. Further, the Insider Trading Policy states that the Partnership strongly discourages all such transactions by officers, directors and all other employees and consultants. The Insider Trading Policy is available on our website at www.calumetspecialty.com or a copy will be provided at no cost to unitholders upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway E. Drive, Suite 200, Indianapolis, IN 46214.

Employment Agreement

We maintain an employment agreement with the chief executive officer and president of our general partner, F .William Grube, to ensure he will perform his role for an extended period of time given his position and value to the Partnership. Upon consummation of the initial public offering on January 31, 2006, Mr. Grube entered into an employment agreement with our general partner. Pursuant to the employment agreement, Mr. Grube serves as chief executive officer and president of our general partner as well as a member of the board of directors of our general partner. The employment agreement provides that Mr. Grube will have powers and duties and responsibilities that are customary to this position and that are assigned to him by the board of directors of our general partner in connection with his general management and supervision of the operations of our general partner. For a discussion of the major terms of Mr. Grube’s employment agreement, please refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreement with F. William Grube.”

Our employment agreement with Mr. Grube provides for severance compensation to be paid to him if his employment is terminated under certain conditions, such as termination by Mr. Grube for “good reason“or by us without “cause,” each as defined in the agreement and further described in “Potential Payments Upon Termination — Employment Agreement with F. William Grube.” As defined, “good reason” includes, among other things, failure of any successor to us to assume his employment agreement not later than the date as of which it acquires substantially all of the equity, assets or business of us, which would represent a change in control of us.

Our employment agreement with Mr. Grube and the related severance provisions are designed to meet the following objectives:

•	Change in Control: In certain scenarios, the potential for merger or being acquired may be in the best interests of our unitholders. We provide the potential for severance compensation to Mr. Grube in the event of a change in control transaction to promote his ability to act in the best interests of our unitholders even though his employment could be terminated as a result of the transaction.

•	Termination without Cause: We believe severance compensation in such a scenario is appropriate because Mr. Grube is bound by confidentiality, nonsolicitation and noncompetition provisions covering one year after termination and because we and Mr. Grube have a mutually agreed to severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in this executive position if such a change is in our and our unitholders’ best interests.

Summary Compensation Table

The following table sets forth certain compensation information of our executive officers for the years ended December 31, 2007 and 2006:

	Summary Compensation Table
			Non-Equity Incentive	All Other
Name and Principal Position	Year	Salary(1)	Plan Compensation(2)	Compensation(3)	Total

F. William Grube	2007	$342,800	$—	$7,858	$350,658
Chief Executive Officer and President	2006	332,800	654,263	31,138	1,018,201
R. Patrick Murray, II	2007	188,333	—	7,023	195,356
Vice President and Chief Financial Officer	2006	152,500	224,379	30,464	407,343
Allan A. Moyes, III	2007	274,000	—	44,455	318,455
Executive Vice President	2006	251,592	436,175	32,184	719,951
William A. Anderson	2007	182,000	—	18,079	200,079
Vice President — Sales and Marketing	2006	163,917	230,979	35,106	430,002
Jennifer G. Straumins	2007	166,000	—	6,913	172,913
Senior Vice President

(1)	Please refer to “Compensation Discussion and Analysis — Elements of Executive Compensation — Base Salary” for a discussion of adjustments to base salary for our executives.

(2)	Represents amounts earned under the Partnership’s Cash Incentive Compensation Plan. Please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards.” For the 2007 fiscal year, the Partnership did not achieve its minimum distributable cash flow goal, resulting in no earned awards under the Cash Incentive Compensation Plan.

(3)	This column includes the cost to the Partnership of contributions made to Calumet’s defined contribution retirement savings plan (401(k) plan) for both company matching contributions and annual discretionary profit sharing contributions for the named executives as well as term life insurance premiums for each named executive officer

For fiscal year 2007, each named executive officer received company matching contributions equivalent to the full 4% of eligible compensation per the provisions of the 401(k) plan prior to the aforementioned amendment to the 401(k) plan effective July 1, 2007, with the exception of Mr. Grube, whose company matching contributions were 3% of eligible compensation per the provisions of the 401(k) plan as amended.

Based on the overall financial results of the Partnership for the 2007 fiscal year, the compensation committee approved a discretionary profit sharing contribution to the 401(k) plan for all eligible employees equivalent to 2.5% of their eligible compensation for the 2007 fiscal year. Accordingly, other than F. William Grube, who received a total company contribution of 5.5% of his total eligible compensation, each named executive officer received a total company contribution of 6.5% of his total eligible compensation.

This column excludes perquisites or other personal benefits received by Mr. Grube, Mr. Murray and Ms. Straumins in 2007, as such amounts for each named executive officer were less than $10,000 in the aggregate.

In 2007, Mr. Moyes received a perquisite whereby he and his spouse were provided a leisure trip to a major professional sporting event, all costs of which were fully borne by the Partnership. The incremental cost of such perquisite to the Partnership was $25,531, calculated as actual expenses associated with the leisure trip grossed up for taxes. Other perquisites received by Mr. Moyes during 2007 included the use of a Partnership-owned vehicle, an executive physical examination and a compensation amount grossed up for taxes to allow him to purchase long-term disability insurance coverage at no net cost to him.

In 2007, Mr. Anderson received perquisites which included the use of a Partnership-owned vehicle, an executive physical examination, spousal travel, country club membership and a compensation amount grossed up for taxes to allow him to purchase long-term disability insurance coverage at no net cost to him.

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards to our named executive officers for the year ended December 31, 2007:

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum

F. William Grube	$205,500	$411,000	$822,000
R. Patrick Murray, II	$100,000	$200,000	$300,000
Allan A. Moyes III	$137,000	$274,000	$548,000
William A. Anderson	$91,000	$182,000	$273,000
Jennifer G. Straumins	$83,000	$166,000	$249,000

The above table shows the ranges of potential cash incentive awards granted to executives under Calumet’s Cash Incentive Compensation Plan related to fiscal year 2007. For a description of this plan and available awards, please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.” Awards earned under this plan are generally paid in the first quarter of the following fiscal year after finalizing the calculation of the Partnership’s performance relative to distributable cash flow targets. For the 2007 fiscal year, the Partnership did not achieve its minimum distributable cash flow goal, resulting in no earned awards under the Cash Incentive Compensation Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Description of Cash Incentive Plan

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

	Cash Incentive Award Calculated as a
	Percentage of Base Salary
Incentive Level(a)	Minimum	Target	Stretch

1	50%	100%	200%
2	50%	100%	150%
3	20%	40%	80%
4	15%	30%	60%

(a)	Mr. Grube, our chief executive officer and president, and Mr. Moyes, our executive vice president, are the only employees who participate in the Cash Incentive Plan at Incentive Level 1. The other named executive officers

(Mr. Murray, Mr. Anderson and Ms. Straumins), along with certain other officers, participate in the Cash Incentive Plan at Incentive Level 2.

Per the terms of his employment agreement as described in the section entitled “Description of Employment Agreement with F. William Grube,” Mr. Grube is entitled to receive a payout of at least 150% of the amount of any cash payout or distribution that may be made to any other executive officer under the terms of any incentive compensation plans.

For the 2007 fiscal year, the Partnership did not achieve its minimum distributable cash flow goal, resulting in no earned awards under the Cash Incentive Plan. See “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards” for additional discussion of the Cash Incentive Plan.

Description of Phantom Unit Program

No phantom units are granted under the program unless the Partnership achieves at least the target distributable cash flow goal, and no proration of awards occurs for performance which falls between the target and stretch distributable cash flow goal levels. Each named executive officer’s or other management employee’s potential award is determined by his or her position with the general partner. Potential awards range from 1,000 to 6,000 phantom units for achievement of the target distributable cash flow goal to 1,500 to 9,000 phantom units for achievement of the stretch distributable cash flow goal. These phantom units, if awarded, will generally vest ratably — 25% upon grant and 25% on each successive December 31 thereafter (at which vesting date the grantee will be entitled to receive, at the election of the general partner, either one common unit for each such vested phantom unit or the fair market value of such a common unit). These phantom units will also carry tandem distribution equivalent rights whereby distributions will be paid during the vesting period on all granted units, including those which have not yet vested. Such grants will also include automatic full vesting upon the occurrence of certain events including, but not limited to, change of control of the Partnership, death, disability and normal retirement. The following table summarizes the levels of phantom unit awards available to participants in this equity award program related to fiscal year 2007:

	Number of Phantom Units Awarded
Incentive Level(a)	Target	Stretch

1	6,000	9,000
2	4,000	6,000
3	3,000	4,500
4	2,000	3,000
5	1,000	1,500

(a)	Mr. Grube is the only employee and named executive officer who is eligible for a long-term unit-based award under Incentive Level 1. Mr. Moyes is the only employee and named executive officer who is eligible for a long-term unit-based award under Incentive Level 2. The other named executive officers (Mr. Murray, Mr. Anderson and Ms. Straumins), along with certain other officers, participate in the program at Incentive Level 3.

For the 2007 fiscal year, the Partnership did not achieve its target distributable cash flow goal, resulting in no earned awards under this program. See “Compensation Discussion and Analysis — Elements of Executive Compensation — Long-Term, Unit-Based Awards” for additional discussion of this program.

Description of Long-Term Incentive Plan

Following is a summary of the major terms and provisions of the Partnership’s Long-Term Incentive Plan which governs long-term, unit-based awards such as the phantom units previously described:

General.  The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan, an aggregate of 13,776 of which have already been awarded to the non-

employee directors of our general partner. Units withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards.

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

Description of Employment Agreement with F. William Grube

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

The agreement provides for an initial annual base salary of approximately $333,000, subject to annual adjustment by the compensation committee of the board of directors of our general partner, as well as the right to participate in our Long Term Incentive Plan and other bonus plans. Mr. Grube will generally be entitled to receive a payout or distribution of at least 150% of the amount of any cash, equity or other payout or distribution that may be made to any other executive officer under the terms of these plans. Mr. Grube’s employment agreement may be terminated at any time by either party with proper notice. For the term of the employment agreement and for the one-year period following the termination of employment, Mr. Grube is prohibited from engaging in competition (as defined in the employment agreement) with us and soliciting our customers and employees.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to the named executive officers as of December 31, 2007.

Options Exercises and Stock Vested

There were no options exercised or equity awards that vested during the year ended December 31, 2007.

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

Potential Payments Upon Termination

Employment Agreement with F. William Grube

Following is a description of our obligations, including potential payments to Mr. Grube, upon termination of Mr. Grube’s employment under various termination scenarios:

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

If Mr. Grube’s employment were to have been terminated on December 31, 2007, due to death or disability (as defined in the employment agreement), we estimate that the value of the payments and benefits described in clauses (a), (b), (c) and (d) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $0; and (d) $0, with an aggregate value of $0.

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

If Mr. Grube’s employment were to have been terminated by him for good reason or by us without cause on December 31, 2007, we estimate that the value of the payments and benefits described in clauses (a), (b), (c), (d) and (e) above he would have been eligible to receive is as follows: (a) $1,028,400; (b) $0; (c) $0; (d) $0; and (e) $0, with an aggregate value of $1,028,400.

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

If Mr. Grube’s employment were to have terminated by him without good reason or by us for cause on December 31, 2007, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $0, with an aggregate value of $0.

Compensation of Directors

Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and committee meetings. The primary fees paid to non-employee directors for their attendance and participation in board meetings are as follows:

•	annual fees of $30,000, payable in quarterly installments;

•	the annual award of restricted or phantom units in an amount equivalent to approximately $40,000 with a four-year vesting period;

•	annual fees of $8,000 to the audit committee chairperson, payable in quarterly installments;

•	annual fees of $4,000 to each audit committee member, payable in quarterly installments;

•	annual fees of $5,000 to all other committee chairpersons, payable in quarterly installments; and

•	annual fees of $2,500 to all other committee members, payable in quarterly installments.

In addition, each non-employee director will be reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth certain compensation information of our non-employee directors for the years ended December 31, 2007 and 2006:

	Director Compensation Table
		Fees Earned or
Name	Year	Paid in Cash(1)	Unit Awards(2)	Total

Fred M. Fehsenfeld, Jr.	2007	$35,000	$20,214	$55,214
	2006	26,250	10,224	36,474
James S. Carter	2007	39,000	20,214	59,214
	2006	29,250	10,224	39,474
William S. Fehsenfeld	2007	30,000	20,214	50,214
	2006	22,500	10,224	32,724
Robert E. Funk	2007	36,500	20,214	56,714
	2006	27,375	10,224	37,599
Nicholas J. Rutigliano	2007	30,000	20,214	50,214
	2006	15,000	10,224	25,224
Michael L. Smith	2007	38,000	20,214	58,214
	2006	28,500	10,224	38,724

(1)	For 2007, represents fees earned and paid related to the fourth quarter of fiscal year 2006 and the first, second and third quarters of fiscal year 2007. Fees related to the fourth quarter of fiscal year 2007 will be deemed earned during the quarterly board meeting occurring subsequent to December 31, 2007.

For Mr. F. Fehsenfeld, Jr., Mr. W. Fehsenfeld and Mr. Rutigliano, amounts exclude any fees or contributions derived from certain administrative services received by Calumet from The Heritage Group and self insurance programs in which Calumet historically participated with The Heritage Group and certain of its affiliates, as further described in Item 13 “Certain Relationships, Related Party Transactions and Director Independence — Administrative and Other Services.” Such services received by Calumet from The Heritage Group and self-insurance program participation by Calumet with The Heritage Group and certain of its affiliates was terminated during fiscal year 2007. Mr. F. Fehsenfeld, Jr. serves as the managing trustee of The Heritage Group. Both Mr. W. Fehsenfeld and Mr. Rutigliano serve as trustees of The Heritage Group. Both The Heritage Group and Mr. F. Fehsenfeld, Jr. family trusts are members of our general partner.

For Mr. Rutigliano, amount excludes any insurance brokerage fees derived from Calumet’s placement of certain insurance coverage underwriting through Mr. Rutigliano’s commercial insurance brokerage firm, Tobias Insurance Group, Inc., as further described in Item 13 “Certain Relationships, Related Party Transactions and Director Independence — Insurance Brokerage.”

(2)	On December 28, 2007, each non-employee director was granted 1,080 phantom units with a fair value of $39,960 on the date of grant for the year ended December 31, 2007 under the terms of Calumet’s Long-Term Incentive Plan as part of his director compensation package. With respect to this award, 25% of the phantom units vested on December 31, 2007, entitling the director to common units, with an additional 25% vesting on December 31 of each of the three successive years. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) $20,214 of compensation cost for each non-employee director was recognized by the Partnership in 2007 related to the vesting of both 25% of the 2007 granted phantom units and 25% of the 2006 granted phantom units, or 574 common units, on December 31, 2007. As of December 31, 2007, each non-employee director had 1,418 unvested phantom units outstanding with a market value of $52,509. An aggregate of 8,508 phantom units with a market value of $315,051 were outstanding as of December 31, 2007.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are F. William Grube and Fred M. Fehsenfeld, Jr. Mr. Grube is our chief executive officer and president. Mr. F. Fehsenfeld, Jr. is the chairman of the board of directors of our general partner. Please read Item 13 “Certain Relationships, Related Party Transactions and Director Independence — Administrative and Other Services, — Crude Oil Purchases and — Specialty Product Sales” for

descriptions of our transactions in fiscal year 2007 with certain entities related to Messrs. Grube and Fehsenfeld, Jr. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.

Report of the Compensation Committee for the Year Ended December 31, 2007

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

The following table sets forth the beneficial ownership of our units as of February 29, 2008 held by:

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address for the beneficial owners listed below, other than The Heritage Group, Kayne Anderson Capital Advisors, L.P., Goldman, Sachs & Co., Williams, Jones & Associates, LLC, Osterweis Capital Management, Inc. and Swank Capital, LLC, is 2780 Waterfront Pkwy E. Drive, Suite 200, Indianapolis, Indiana 46214.

				Percentage of
	Common	Percentage of	Subordinated	Subordinated	Percentage of
	Units	Common Units	Units	Units	Total Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned

The Heritage Group(1)	3,539,940	18.47%	8,028,593	61.45%	35.89%
Calumet, Incorporated(2)	591,886	3.09%	1,342,401	10.27%	6.00%
Goldman, Sachs & Co.(3)	1,979,196	10.33%	—	—%	6.14%
Williams, Jones & Associates, LLC(8)	1,141,058	5.95%	—	—%	3.54%
Kayne Anderson Capital Advisors, L.P.(4)	1,779,969	9.28%	—	—%	5.52%
Osterweis Capital Management, Inc.(9)	1,532,442	8.00%	—	—%	4.75%
Swank Capital, LLC(12)	1,580,816	8.25%	—	—%	4.90%
Janet K. Grube(2)(5)	1,179,969	6.16%	2,676,173	20.48%	11.96%
Fred M. Fehsenfeld, Jr.(1)(2)(10)(11)	187,954	*	403,592	3.09%	1.84%
Allan A. Moyes, III	14,124	*	—	—%	*
Jennifer G. Straumins	2,200	*	—	—%	*
R. Patrick Murray, II	6,000	*	—	—%	*
Robert M. Mills	6,450	*	—	—%	*
William A. Anderson	6,000	*	—	—%	*
Jeffrey D. Smith	4,000	*	—	—%	*
James S. Carter	5,003	*	—	—%	*
William S. Fehsenfeld(1)(6)(11)	63,884	*	—	—%	*
Robert E. Funk	5,878	*	—	—%	*
Nicholas J. Rutigliano(1)(7)(11)	25,878	*	—	—%	*
Michael L. Smith	5,878	*	—	—%	*
All directors and executive officers as a group (12 persons)(13)	333,249	1.74%	403,592	3.09%	2.29%

*	= less than 1 percent.

(1)	Thirty grantor trusts indirectly own all of the outstanding general partner interests in The Heritage Group, an Indiana general partnership. The direct or indirect beneficiaries of the grantor trusts are members of the Fehsenfeld family. Each of the grantor trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Nancy A. Smith, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr., Nicholas J. Rutigliano and William S. Fehsenfeld, who are directors of our general partner, disclaims beneficial ownership of all of the common and subordinated units owned by The Heritage Group, and none of these units are shown as being beneficially owned by such directors in the above table. The address for The Heritage Group is 5400 W. 86th St., Indianapolis, Indiana 46268-0123.

(2)	The common units of Calumet, Incorporated are indirectly owned 45.8% by The Heritage Group and 5.1% by Fred M. Fehsenfeld, Jr. personally. Fred M. Fehsenfeld, Jr. is also a director of Calumet, Incorporated. Accordingly, 270,877 of the common units and 614,417 of the subordinated units owned by Calumet, Incorporated are also shown as being beneficially owned by The Heritage Group in the table above, and 29,979 of the common units and 67,992 of the subordinated units owned by Calumet, Incorporated are also shown as being beneficially owned by Fred M. Fehsenfeld, Jr. in the above table. The Heritage Group and Fred M. Fehsenfeld, Jr. disclaims beneficial ownership of all of the common and subordinated units owned by Calumet, Incorporated in excess of their respective pecuniary interests in such units.

(3)	As noted in the Schedule 13G/A filed with the SEC on February 6, 2008. The filing person has indicated that it shares voting and dispositive power of certain of such units. The address for Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

(4)	As noted in the Schedule 13G/A filed with the SEC on January 30, 2008. The filing person has indicated that it shares voting and dispositive power of certain of such units. The address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.

(5)	Janet K. Grube’s holdings include common and subordinated units that are owned by two grantor retained annuity trusts for which Janet K. Grube, the spouse of F. William Grube, serves as sole trustee. Janet K. Grube and her two children are the beneficiaries of such trusts. Janet K. Grube’s holdings also include common and subordinated units owned by Janet K. Grube personally. F. William Grube has no voting or investment power over these units and disclaims beneficial ownership of all such units, and none of these units are shown as being beneficially owned by F. William Grube in the above table.

(6)	Includes common units that are owned by the spouse and children of William S. Fehsenfeld for which he disclaims beneficial ownership.

(7)	Includes common units that are owned by the spouse of Nicholas J. Rutigliano for which he disclaims beneficial ownership.

(8)	As noted in the Schedule 13G/A filed with the SEC on November 6, 2007. The address for Williams, Jones & Associates, LLC is 717 Fifth Avenue, New York, New York 10002.

(9)	As noted in the Schedule 13G/A filed with the SEC on February 14, 2008. John Osterweis is the control person of Osterweis Capital Management, Inc., which is the direct beneficial owner of 804,474 common units, and Osterweis Capital Management, LLC, which is the direct beneficial owner of 724,618 common units. The address of Osterweis Capital Management, Inc. is One Maritime Plaza, Suite 800, San Francisco, California 94111.

(10)	Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(11)	Does not include a total of 572,154 common units and 1,297,650 subordinated units owned by two trusts, the direct or indirect beneficiaries of which are members of the Fred M. Fehsenfeld, Jr. family. Each of the trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Nancy A. Smith, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr., Nicholas J. Rutigliano and William S. Fehsenfeld, who are directors of our general partner, disclaims beneficial ownership of all of the common and subordinated units owned by the trusts, and none of these units are shown as being beneficially owned by such directors in the above table.

(12)	As noted in the Schedule 13G filed with the SEC on February 20, 2008, Jerry V. Swank is the control person of Swank Capital, LLC, which is the direct beneficial owner of 1,580,816 common units. The filing person has indicated that it shares voting and dispositive power of certain of such units. The address for Swank Capital, LLC is 3300 Oak Lawn Avenue, Suite 650, Dallas Texas, 75219.

(13)	As of February 29, 2008, no units were pledged by directors or named executive officers of our general partner. One director holds units in a marginable broker’s account, but none of those units were margined as of February 29, 2008.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2007:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price	Equity Compensation
	Exercise of Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights(1)	and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	8,508	—	760,184

Total	8,508	$—	760,184

(1)	The Long-Term Incentive Plan contemplates the issuance or delivery of up to 783,960 common units to satisfy awards under the plan. The number of units presented in column (a) assumes that all outstanding grants will be satisfied by the issuance of new units or the purchase of existing units on the open market upon vesting. In fact, some portion of the phantom units may be settled in cash and some portion may be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under column (c). For more information on our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to Item 11 “Executive and Director Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”

Item 13.	Certain Relationships, Related Party Transactions and Director Independence

Distributions and Payments to Our General Partner and its Affiliates

Owners of our general partner and their affiliates own 6,511,115 common units and 13,066,000 subordinated units representing an aggregate 58.4% limited partner interest in us. In addition, our general partner own a 2% general partner interest in us and the incentive distribution rights. We will generally make cash distributions of 98% to the unitholders pro rata, including the affiliates of our general partner, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. Please refer to Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” for a summary of cash distribution levels of the Partnership during the year ended December 31, 2007.

Our general partner does not receive any management fee or other compensation for its management of our partnership, however, our general partner and its affiliates are reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner determine the expenses that are allocable to us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed.

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

Administrative and Other Services

The Heritage Group had historically provided us with certain management, administrative and accounting services for which it received an annual fee. Payments for these services for 2007 were approximately $0.2 million. We terminated these services during 2007.

We participated in a self-insurance program for medical benefits with The Heritage Group and certain of its affiliates. In connection with this program, we made contributions a voluntary employees’ benefit association in 2007 totaling approximately $0.9 million. We terminated participation in this self-insurance program for medical benefits during 2007 and established a new self-insurance program for medical benefits which is not administered by a related party.

We participated in a self-insurance program for workers’ compensation with The Heritage Group and certain of its affiliates. In connection with this program, we made contributions to The Heritage Group in 2007 totaling approximately $0.3 million. We terminated participation in this self-insurance program for workers’ compensation during 2007 and established a new self-insurance program for workers’ compensation which is not administered by a related party.

We participated in a self-insurance program for general liability and auto liability with The Heritage Group and certain of its affiliates. In connection with this program, we made contributions to The Heritage Group. in 2007 totaling approximately $1.2 million. We terminated participation in this self-insurance program for general liability and auto liability during 2007 and established a new self-insurance program for general liability and auto liability which is not administered by a related party.

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

Insurance Brokerage

Nicholas J. Rutigliano, a member of the board of directors of our general partner, founded and is the president of Tobias Insurance Group, Inc., a commercial insurance brokerage business, that has historically placed a portion of our insurance underwriting requirements, including our general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability. The total premiums paid by us through Mr. Rutigliano’s firm for 2007 were approximately $1.5 million. We believe these premiums are comparable to the premiums we would pay for such insurance from a non-affiliated third party and we have assessed our other insurance brokerage options to confirm this belief. We transitioned the majority of the aforementioned insurance underwriting requirements to a non-affiliated third party commercial insurance broker.

Crude Oil Purchases

We have historically purchased a small percentage of our crude oil supplies from Legacy Resources Co., L.P., an exploration and production company owned in part by The Heritage Group and our chief executive officer and president, F. William Grube. The total purchases made by us from Legacy Resources in 2007 were approximately $1.7 million, which represented purchases based upon standard index-based, market rates. It is anticipated that we may continue to purchase crude oil from Legacy Resources at applicable market rates. We believe that the prices we pay Legacy Resources for crude oil are comparable to the prices we pay for crude oil from non-affiliated third parties.

Specialty Product Sales

During 2007, we made ordinary course sales of certain lubricating oils to TruSouth Oil, LLC (“TruSouth”), a specialty petroleum packaging and distribution company owned in part by The Heritage Group, Calumet, Incorporated, Fred M. Fehsenfeld, Jr. (our chairman) as an individual, certain Fehsenfeld family trusts established where Mr. Fehsenfeld or his family members are the beneficiary, Janet K. Grube (the spouse of F. William Grube, our chief executive officer and president) individually, and certain Grube family trusts for which Janet K. Grube is sole trustee. The total sales made by us to TruSouth in 2007 were approximately $4.6 million. As of December 31, 2007 the balance due us from TruSouth related to these products sales was approximately $0.2 million. We anticipate that we may continue to sell products to TruSouth in the future. We believe that the product sales prices and credit terms offered to TruSouth are comparable to prices and terms offered to non-affiliated third party customers.

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

Please see Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.

Item 14.	Principal Accountant Fees and Services

The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2007.

	Year Ended December 31,
	2007	2006

Audit fees	$1,803,000	$1,112,000
Audit related fees	575,000	50,000
Tax fees	—	139,980
All other fees	1,500	—

Total	$2,379,500	$1,301,980

Expenditures classified as “Audit fees” above include those related to our annual audit, audits of our general partner, quarterly review procedures and work performed in connection with our follow-on equity offerings.

The audit committee of our general partner’s board of directors has adopted an audit committee charter, which is available on our website at www.calumetspecialty.com. The charter requires the audit committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The audit committee does not delegate its pre-approval responsibilities to management or to an individual member of the audit committee. Services for the audit, tax and all other fee categories above were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K:

Exhibit
Number		Description

2.1	—	Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K) filed with the Commission on October 22, 2007 (File No 000-51734).
3.1	—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.2	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.3	—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.4	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.5	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734).
10.1	—	Third Amendment, dated April 13, 2007 and effective April 23, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).
10.2	—	Second Amendment, dated April 18, 2007 and effective April 20, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co. Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).
10.3	—	Fourth Amendment, dated and effective August 30, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).
10.4	—	Third Amendment, dated and effective August 30, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co, Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).

Exhibit
Number		Description

10.5	—	Fifth Amendment, dated and effective November 12, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on November 13, 2007 (File No 000-51734).
10.6	—	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).
10.7	—	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).
10.8	—	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).
10.9	—	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).
10.10	—	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A) filed with the Commission on January 10, 2007 (File No 000-51734).
10.11	—	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC. Confidential treatment has been requested for portions of this exhibit.
10.12	—	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. Confidential treatment has been requested for portions of this exhibit.
10.13	—	HDW Diesel Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. Confidential treatment has been requested for portions of this exhibit.
21.1	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
23.01	—	Consent of Ernst & Young, LLP, independent registered public accounting firm
31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube
31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II
32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II

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

Date:  March 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. WILLIAM GRUBE F. William Grube	President, Chief Executive Officer and Director of Calumet GP, LLC (Principal Executive Officer)	Date: March 4, 2008

/s/ ALLAN A. MOYES, III Allan A. Moyes, III	Executive Vice President of Calumet GP, LLC	Date: March 4, 2008

/s/ R. PATRICK MURRAY, II R. Patrick Murray, II	Vice President, Chief Financial Officer and Secretary of Calumet GP, LLC (Principal Accounting and Financial Officer)	Date: March 4, 2008

/s/ FRED M. FEHSENFELD, JR. Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date: March 4, 2008

/s/ JAMES S. CARTER James S. Carter	Director of Calumet GP, LLC	Date: March 4, 2008

/s/ WILLIAM S. FEHSENFELD William S. Fehsenfeld	Director of Calumet GP, LLC	Date: March 4, 2008

/s/ ROBERT E. FUNK Robert E. Funk	Director of Calumet GP, LLC	Date: March 4, 2008

/s/ NICHOLAS J. RUTIGLIANO Nicholas J. Rutigliano	Director of Calumet GP, LLC	Date: March 4, 2008

/s/ MICHAEL L. SMITH Michael L. Smith	Director of Calumet GP, LLC	Date: March 4, 2008

Index to Exhibits

Exhibit
Number		Description

2.1	—	Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K) filed with the Commission on October 22, 2007 (File No 000-51734).
3.1	—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.2	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.3	—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
3.4	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734))
3.5	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734).
10.1	—	Third Amendment, dated April 13, 2007 and effective April 23, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).
10.2	—	Second Amendment, dated April 18, 2007 and effective April 20, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co. Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q) filed with the Commission on May 10, 2007 (File No 000-51734).
10.3	—	Fourth Amendment, dated and effective August 30, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).
10.4	—	Third Amendment, dated and effective August 30, 2007, to the Secured First Lien Credit Facility, dated as of December 9, 2005, by and among, Calumet Lubricants Co, Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K) filed with the Commission on September 5, 2007 (File No 000-51734).
10.5	—	Fifth Amendment, dated and effective November 12, 2007, to Revolving Credit Facility dated as of December 9, 2005, by and among Calumet Lubricants Co., Limited Partnership, et al as Borrowers, Bank of America, N.A, as Agent and Lender, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on November 13, 2007 (File No 000-51734).
10.6	—	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).

Exhibit
Number		Description

10.7	—	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).
10.8	—	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).
10.9	—	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K) filed with the Commission on January 9, 2007 (File No 000-51734).
10.10	—	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A) filed with the Commission on January 10, 2007 (File No 000-51734).
10.11	—	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC. Confidential treatment has been requested for portions of this exhibit.
10.12	—	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. Confidential treatment has been requested for portions of this exhibit.
10.13	—	HDW Diesel Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. Confidential treatment has been requested for portions of this exhibit.
21.1	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880))
23.01	—	Consent of Ernst & Young, LLP, independent registered public accounting firm
31.1	—	Sarbanes-Oxley Section 302 certification of F. William Grube
31.2	—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II
32.1	—	Section 1350 certification of F. William Grube and R. Patrick Murray, II