Form 10-Q
period 2008-03-31
Calumet Specialty Products Partners, L.P.
filed 2008-05-09
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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
Registrant’s telephone number including area code (317) 328-5660
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At May 9, 2008, the registrant had 19,166,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — March 31, 2008 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s estimated cost and resulting increases in production levels, (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, (iii) the expected purchase price, goodwill, and future benefits and risks of the Penreco acquisition and (iv) future compliance with our debt covenants, as well as other matters discussed in this Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this quarterly report and in our 2007 Annual Report on Form 10-K filed on March 4, 2008. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
•	the overall demand for specialty hydrocarbon products, fuels and other refined products;

•	our ability to produce specialty products and fuels that meet our customers’ unique and precise specifications;

•	the impact of crude oil and crack spread price fluctuations and rapid increases or decreases;

•	the results of our hedging and other risk management activities;

•	risks associated with our Shreveport expansion project;

•	difficulties in successfully integrating Penreco;

•	our ability to comply with the financial covenants contained in our credit agreements;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	labor relations;

•	our access to capital to fund expansions or acquisitions and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets or businesses;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit rating and ability to receive open credit from our suppliers;

•	demand for various grades of crude oil and resulting changes in pricing conditions;

•	fluctuations in refinery capacity;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	weather interference with business operations or project construction;

•	fluctuations in the debt and equity markets; and

•	general economic, market or business conditions.
     Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk.” We will not update these statements unless securities laws require us to do so.

     References in this Form 10-Q to “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this quarterly report on Form 10-Q to “our general partner” refer to Calumet GP, LLC.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash	$50	$35
Accounts receivable:
Trade	168,802	109,501
Other	3,520	4,496

	172,322	113,997

Inventories	147,521	107,664
Prepaid expenses	1,391	7,567
Other current assets	22	21

Total current assets	321,306	229,284
Property, plant and equipment, net	617,651	442,882
Goodwill	49,446	—
Other intangible assets, net	58,461	2,460
Other noncurrent assets, net	12,709	4,231

Total assets	$1,059,573	$678,857

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$229,642	$167,977
Accrued salaries, wages and benefits	7,093	2,745
Taxes payable	8,059	6,215
Other current liabilities	5,455	4,882
Current portion of long-term debt	4,792	943
Derivative liabilities	114,798	57,503

Total current liabilities	369,839	240,265
Pension and postretirement benefit obligations	4,571	—
Long-term debt, less current portion	365,638	38,948

Total liabilities	740,048	279,213
Commitments and contingencies
Partners’ capital:
Common unitholders (19,166,000 units issued and outstanding)	361,788	375,925
Subordinated unitholders (13,066,000 units issued and outstanding)	34,418	43,996
General partner’s interest	17,864	19,364
Accumulated other comprehensive income (loss)	(94,545)	(39,641)

Total partners’ capital	319,525	399,644

Total liabilities and partners’ capital	$1,059,573	$678,857

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per unit data)
Sales	$594,723	$351,113
Cost of sales	559,889	296,079

Gross profit	34,834	55,034
Operating costs and expenses:
Selling, general and administrative	8,252	5,398
Transportation	23,860	13,569
Taxes other than income taxes	1,054	912
Other	224	180

Operating income (loss)	1,444	34,975

Other income (expense):
Interest expense	(5,166)	(1,015)
Interest income	216	991
Debt extinguishment costs	(526)	—
Realized loss on derivative instruments	(2,877)	(1,736)
Unrealized gain (loss) on derivative instruments	3,570	(4,777)
Other	(45)	(178)

Total other income (expense)	(4,828)	(6,715)

Net income (loss) before income taxes	(3,384)	28,260
Income tax expense	8	50

Net income (loss)	$(3,392)	$28,210

Minimum quarterly distribution to common unitholders	(8,625)	(7,365)
General partner’s incentive distribution rights	—	(4,749)
General partner’s interest in net (income) loss	68	(297)
Common unitholders’ share of income in excess of minimum quarterly distribution	—	(5,516)

Subordinated unitholders’ interest in net income (loss)	$(11,949)	$10,283

Basic and diluted net income (loss) per limited partner unit:
Common	$0.45	$0.79
Subordinated	$(0.91)	$0.79
Weighted average limited partner common units outstanding — basic	19,166	16,366
Weighted average limited partner common units outstanding — diluted	19,166	16,367
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066	13,066
Cash distributions declared per common and subordinated unit	$0.63	$0.60
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners' Capital
	Comprehensive	General	Limited Partners
	Income (Loss)	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2007	$(39,641)	$19,364	$375,925	$43,996	$399,644
Comprehensive income (loss):
Net income (loss)		(68)	(1,977)	(1,347)	(3,392)
Cash flow hedge loss reclassified to net (loss) income	678	—	—	—	678
Change in fair value of cash flow hedges	(55,582)	—	—	—	(55,582)

Comprehensive loss					(58,296)
Common units repurchased for phantom unit grants			(115)		(115)
Amortization of phantom units		—	30	—	30
Distributions to partners		(1,432)	(12,075)	(8,231)	(21,738)

Balance at March 31, 2008	$(94,545)	$17,864	$361,788	$34,418	$319,525

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Operating activities
Net income (loss)	$(3,392)	$28,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,350	3,573
Amortization of turnaround costs	330	968
Non-cash debt extinguishment costs	526	—
Unrealized (gain) loss on derivative instruments	(3,570)	4,777
Other non-cash activities	897	6
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(16,745)	(8,648)
Inventories	24,494	3,279
Prepaid expenses	6,237	(7,608)
Derivative activity	5,961	(969)
Other current assets	(1)	1,940
Other noncurrent assets	1,373	(2,680)
Accounts payable	32,910	23,573
Accrued salaries, wages and benefits	349	(3,475)
Taxes payable	1,235	(647)
Other current liabilities	475	527

Net cash provided by operating activities	62,429	42,826
Investing activities
Additions to property, plant and equipment	(90,274)	(41,734)
Acquisition of Penreco, net of cash acquired	(268,969)	—
Proceeds from disposal of property, plant and equipment	—	19

Net cash used in investing activities	(359,243)	(41,715)
Financing activities
Proceeds from (repayments of) borrowings, net — revolving credit facility with third parties	(6,958)	—
Repayments of borrowings— prior term loan credit facility with third parties	(30,099)	(125)
Proceeds from borrowings — new term loan credit facility with third parties, net	367,600	—
Debt issuance costs	(10,996)	—
Repayments of borrowings — new term loan credit facility with third parties	(963)	—
Change in bank overdraft	98	—
Purchase of units for unit grants	(115)	—
Distributions to partners	(21,738)	(18,673)

Net cash provided by (used in) financing activities	296,829	(18,798)

Net increase (decrease) in cash	15	(17,687)
Cash at beginning of period	35	80,955

Cash at end of period	$50	$63,268

Supplemental disclosure of cash flow information
Interest paid	$5,666	$1,988

Income taxes paid	$7	$32

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except operating, unit and per unit data)
1. Partnership Organization and Basis of Presentation
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries were contributed to Calumet. On July 5, 2006 and November 20, 2007, the Partnership completed follow-on public offerings of its common units. As of March 31, 2008, Calumet had 19,166,000 common units, 13,066,000 subordinated units, and 657,796 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. On January 3, 2008 the Company closed on the acquisition of Penreco, a Texas general partnership, for approximately $268,969. See Note 4 for further discussion of this acquisition. As a result, the assets and liabilities previously held by Penreco and results of the operation of these assets are included within the Company’s consolidated balance sheet as of March 31, 2008 and consolidated results of operations for the three months ended March 31, 2008. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. Calumet owns facilities located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 4, 2008.
2. New Accounting Pronouncements
     In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company adopted the Position on January 1, 2008 and the adoption did not have a material effect on its financial position, results of operations, or cash flows.
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
     In March 2008, FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently provides an abundance of information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within SFAS 161.

Thus, the Company currently does not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.
     In March 2008, FASB issued Emerging Issues Task Force Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay the IDR. EITF 07-4 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impacts of EITF 07-4.
3. Inventory
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$40,533	$20,887
Work in process	35,246	21,325
Finished goods	71,742	65,452

	$147,521	$107,664

     The replacement cost of these inventories, based on current market values, would have been $129,595 and $107,885 higher at March 31, 2008 and December 31, 2007, respectively. For the three months ended March 31, 2008 and 2007, the Company recorded $9,120 and $0, respectively of income in the unaudited condensed consolidated statements of operations due to the liquidation of a portion of its LIFO inventory.
4. Acquisition of Penreco
     On January 3, 2008 the Company closed on the acquisition of Penreco, a Texas general partnership, for $268,969, net of the cash balance in Penreco’s accounts at closing. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly-refined products and specialty solvents, including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition includes facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company.
     The Company believes that this acquisition will provide several key strategic benefits, including market synergies within our solvents and lubricating oil product lines as well as additional operational and logistical flexibility. The acquisition will also broaden the Company’s customer base and give the Company access to new markets.
     As a result of the acquisition, the assets and liabilities previously held by Penreco and results of the operation of these assets have been included in the Company’s condensed consolidated balance sheet and condensed consolidated statement of operations since the date of acquisition. The unaudited pro forma summary results of operations for the three months ended March 31, 2007 below combine the results of operations of Calumet and Penreco as if the acquisition had occurred on January 1, 2007.

March 31,
2007
(Unaudited)
Sales	$450,024
Net income	$35,328
Basic and diluted net income per limited partner unit	$0.91

     The Company may be required to make an additional contingent payment to ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation for working capital adjustments. The Company recorded $49,446 of goodwill as a result of this acquisition, all of which was recorded within the Company’s specialty products segment. The preliminary allocation of the aggregate purchase price, which is preliminary pending the working capital adjustment and the finalization of fair value appraisals of assets acquired, is as follows:

Accounts receivable	41,980
Inventories	64,351
Prepaid expenses and other current assets	61
Property, plant and equipment	91,790
Other noncurrent assets	288
Intangibles	58,604
Goodwill	49,446
Accounts payable	(28,755)
Other current liabilities	(4,608)
Other noncurrent liabilities	(4,188)

Total purchase price, net of cash acquired	$268,969

     The components of intangible assets listed in the table above as of January 3, 2008, based upon a preliminary appraisal, were as follows:

	Amount	Life
Customer relationships	$27,998	20
Supplier agreements	21,341	6
Patents	1,573	9
Non-competition agreements	5,732	5
Distributor agreements	1,960	3

Total	$58,604
Weighted average amortization period		13
     The Company formulated its plan associated with the involuntary termination of certain Penreco employees and has accrued $1,870 for such costs, all of which has been included in the acquisition cost allocation. Certain employees may be added or removed from the termination plan and, as such, the termination plan is not yet finalized. The Company expects that additional liabilities will be minimal. The majority of affected employees had been terminated as of March 31, 2008, with the remaining affected employees expected to be terminated by July 2008. For the three months ended March 31, 2008, the Company paid $773 of termination benefits against the liability and had accrued $1,097 additional liability for termination costs, all of which was charged against the cost of the acquired company.
5. Shreveport Refinery Expansion
     As of December 31, 2007, the Company had invested $254,414 in its Shreveport refinery expansion project. Through March 31, 2008, the Company has invested an additional $65,804 for a total of $320,218 in its Shreveport refinery expansion project. The Shreveport expansion project is expected to increase this refinery’s throughput capacity by 35.7% from 42,000 bpd to 57,000 bpd. As part of this project, the Company has enhanced the Shreveport refinery’s ability to process sour crude oil. As of early May, the Company is processing approximately 16,000 bpd of sour crude oil at the Shreveport refinery and will continue to increase these rates up to operational limits. This current throughput is an increase of at least 3,000 bpd over its previously estimated sour crude oil throughput upon project completion. In certain operating scenarios where overall throughput is reduced, the Company expects it will be able to increase sour crude oil throughput rates to approximately 25,000 bpd. The Company estimates that the total cost of the Shreveport refinery expansion project will be approximately $350,000, an increase of $50,000 from its previous estimate. This increase is primarily due to increased construction labor costs caused by further delay in startup of the project.
     Additionally, for the year ended December 31, 2007 and the three months ended March 31, 2008, the Company had invested $65,633 and $21,810, respectively, in the Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development. The remaining capital expenditures for these projects will be less than $5,000.

6. Goodwill and Intangible Assets
     The Company has preliminarily recorded $49,446 of goodwill as a result of the Penreco acquisition, all of which are recorded within the Company’s specialty products segment. The Company had none recorded as of December 31, 2007.
     Intangible assets consist of the following:

		March 31, 2008		December 31, 2007
	Weighted	Gross	Accumulated	Gross	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
Customer relationships	20	$30,274	$(2,627)	$2,276	$(2,165)
Supplier agreements	6	21,341	(1,639)	—	—
Patents	9	1,573	(46)	—	—
Non-competition agreements	5	5,732	(287)	—	—
Distributor agreements	3	1,960	(163)	—	—
Royalty agreements	15	2,680	(337)	2,680	(331)

	13	$63,560	$(5,099)	$4,956	$(2,496)

     Intangible assets associated with supplier agreements, non-competition agreements and distributor agreements are being amortized over the term of the related agreements. Intangible assets associated with patents are being amortized over the life of the patents. Intangible assets associated with customer relationships of Penreco are being amortized over a useful life estimated using an assumed rate of annual customer attrition. The Company’s intangible assets have no residual values. For the three months ended March 31, 2008 and 2007, the Company recorded amortization expense of intangible assets of $2,602 and $234, respectively. The Company estimates that amortization of intangible assets will be $7,456 for the remainder of 2008, with annual amortization of $7,718, $7,182, $3,851, and $3,851 for the years ended December 31, 2009, 2010, 2011, and 2012, respectively.
7. Fair Value of Financial Instruments
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. In February 2008, the FASB agreed to defer for one year the effective date of SFAS 157 for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, natural gas and interest rates, and investments associated with the Company’s Non-Contributory Defined Benefit Plan (Pension Plan).
     The Company’s derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. These contracts include both swaps as well as different types of option contracts. See Note 8 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts for crude oil, natural gas and interest rates are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company determines the value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally volatility), the Company has categorized these option contracts as Level 3. In addition to these option contracts, the Company determines the value of its diesel and gasoline contracts using certain unobservable inputs in forward years (principally no observable forward curve). Thus, these swaps are categorized as Level 3.

     The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

	March 31, 2008
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Crude oil swaps	$—	$684,675	$—	$684,675
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Natural gas swaps	—	570	—	570
Crude collars	—	—	2,366	2,366
Interest rate swaps	—	—	—	—
Pension plan investments	18,142	—	—	18,142

Total assets at fair value	$18,142	$685,245	$2,366	$705,753

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	(252,361)	(252,361)
Diesel swaps	—	—	(544,569)	(544,569)
Natural gas swaps	—	—	—	—
Crude collars	—	—	—	—
Interest rate swaps	—	(5,479)	—	(5,479)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$(5,479)	$(796,930)	$(802,409)

     The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2008:

Derivative
Instruments, Net
Fair value at January 1, 2008	$(600,051)
Realized losses	5,949
Unrealized gains (losses)	7,284
Comprehensive income (loss)	(265,414)
Purchases, issuances and settlements	57,668
Transfers in (out) of Level 3	—

Fair value at March 31, 2008	$(794,564)

Total gains or losses included in net income attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of March 31, 2008	$3,570
     All settlements from derivative contracts that are deemed “effective” as defined in SFAS 133, are included in sales for gasoline and diesel derivatives, cost of sales for crude oil and natural gas derivatives and interest expense for interest rate derivatives in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative contracts, as defined in SFAS 133, are recorded in earnings immediately in unrealized gain/(loss) on derivative instruments. See Note 8 for further information on SFAS 133 and hedging.
8. Derivatives
     The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the

Company recognizes all derivative transactions as either assets or liabilities at fair value on the condensed consolidated balance sheets. The Company utilized third party valuations and published market data to determine the fair value of these derivatives. The Company considers its derivative instruments valuations to be either Level 2 or Level 3 fair value measurements under SFAS 157 (see Note 7).
     To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital until the underlying transaction hedged is recognized in the consolidated statements of operations. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the unaudited condensed consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales.
     The derivatives hedging payments of interest are recorded in interest expense in the condensed consolidated statements of operations. For the three months ended March 31, 2008 and 2007, the Company has recorded a derivative loss of $62,877 and a derivative gain of $17,797, respectively, to sales and a derivative gain of $63,813 and a derivative loss of $20,959, respectively, to cost of sales. An interest rate swap loss of $39 and $1 for the three months ended March 31, 2008 and 2007, respectively, was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain or loss on derivative instruments in the unaudited condensed consolidated statements of operations.
     The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the three months ended March 31, 2008 and 2007 were losses of $2,776 and $7,513, respectively, which were recorded to unrealized loss on derivative instruments in the condensed consolidated statements of operations. The Company recorded a time value gain on its crude collars of $92 and $1,001, which is excluded from the assessment of hedge effectiveness, to unrealized (loss) gain on derivative instruments in the consolidated statements of operations, for the three months ended March 31, 2008 and 2007, respectively.
     Comprehensive income (loss) for the Company includes the changes in fair value of cash flow hedges that have not been reclassified to net income (loss). Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(3,392)	$28,210
Cash flow hedge loss reclassified to net income	678	(5,451)
Change in fair value of cash flow hedges	(55,582)	(61,854)

Total comprehensive loss	$(58,296)	$(39,095)

     The effective portion of the hedges classified in accumulated other comprehensive income (loss) is ($94,545) as of March 31, 2008 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)
2008	$(16,091)
2009	(35,022)
2010	(32,211)
2011	(10,775)
2012	(446)

Total	$(94,545)

     The Company is exposed to credit risk in the event of nonperformance with its counterparties on these derivative transactions. The Company executes all of its derivative instruments with a small number of counterparties, the majority of which are large financial institutions with ratings of at least A1 and A+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives crosses agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. The Company does not expect nonperformance on any derivative contract.
Crude Oil Collar and Swap Contracts -— Specialty Products Segment
     The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives are designated as cash flow hedges of the future purchase of crude oil. The Company’s policy is generally to enter into crude oil derivative contracts that match our expected future cash out flows for up to 70% of our anticipated crude oil purchases related to our specialty products production. The tenor of these positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. At March 31, 2008, the Company had the following derivatives related to crude oil purchases in the table below, all of which are designated as hedges. For April 2008, the Partnership had a total of 300,000 barrels hedged with four-way collars. We settled approximately 270,000 barrels of these collars by entering into offsetting collars in March 2008, which yielded proceeds of approximately $1,850, or $6.85 per barrel. As a result of such barrels not being designated as hedges, the Company recognized $1,640 of losses in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2008. These barrels were part of a crude oil collar derivative transaction entered into to economically lock in a portion of the Company’s projected April 2008 settlement of certain derivative instruments.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
April 2008	300,000	10,000	$74.35	$84.35	$94.35	$104.35
May 2008	248,000	8,000	75.45	85.45	95.45	105.45
June 2008	180,000	6,000	77.20	87.20	97.20	107.20
July 2008	62,000	2,000	74.30	84.30	94.30	104.30
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	912,000
Average price			$75.20	$85.20	$95.20	$105.20

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	90,000	989	$93.50
Third Quarter 2008	46,000	500	100.45
Fourth Quarter 2008	46,000	500	100.45

Totals	182,000
Average price			$97.01

     At December 31, 2007, the Company had the following derivatives related to crude oil.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Lower Put	Upper Put	Lower Call	Upper Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2008	248,000	8,000	$67.85	$77.85	$87.85	$97.85
February 2008	232,000	8,000	76.13	86.13	96.13	106.13
March 2008	248,000	8,000	77.63	87.63	97.63	107.63
April 2008	60,000	2,000	74.30	84.30	94.30	104.30
May 2008	62,000	2,000	74.30	84.30	94.30	104.30
June 2008	60,000	2,000	74.30	84.30	94.30	104.30
July 2008	62,000	2,000	74.30	84.30	94.30	104.30
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	1,094,000
Average price			$74.01	$84.01	$94.01	$104.01

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
First Quarter 2008	91,000	1,000	90.92
Crude Oil Swap Contracts -— Fuel Products Segment
     The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At March 31, 2008, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	2,184,000	24,000	67.87
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,279,000	6,244	70.13

Totals	24,482,000
Average price			$67.12
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
Fuel Products Swap Contracts
     The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuel sales.

Diesel and Jet Fuel Swap Contracts
     At March 31, 2008, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 21,260 barrels in 2008. As a result of these barrels not being designated as hedges, the Company recognized $627 of losses in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008.

Diesel and Jet Fuel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	1,319,500	14,500	82.81
Third Quarter 2008	1,334,000	14,500	81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,823,500	4,996	83.28

Totals	15,301,000
Average price			$81.17
     At December 31, 2007, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 42,520 barrels in 2008. As a result of these 42,520 barrels not being designated as hedges, the Company recognized $941 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations during the year ended December 31, 2007.

Diesel and Jet Fuel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
First Quarter 2008	1,319,500	14,500	82.81
Second Quarter 2008	1,319,500	14,500	82.81
Third Quarter 2008	1,334,000	14,500	81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 20010	4,745,000	13,000	80.41
Calendar Year 2011	1,641,000	4,496	79.93

Totals	16,438,000
Average price			$80.94
Gasoline Swap Contracts
     At March 31, 2008, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	864,500	9,500	76.98
Third Quarter 2008	874,000	9,500	74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	9,181,000
Average price			$74.72

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
Natural Gas Swap Contracts
     The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. These swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement with time to expiration not to exceed three years. At March 31, 2008, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	240,000
Average price		$8.30
     At December 31, 2007, the Company had the following derivatives related to natural gas purchases.

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
First Quarter 2008	850,000	$8.76
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	1,090,000
Average price		$8.66
Interest Rate Swap Contracts
     In 2008, the Company entered into a forward swap contract to manage interest rate risk related to its new variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $100,000, $150,000 and $50,000 of the total outstanding term loan indebtedness in 2008, 2009 and 2010, respectively, pursuant to this forward swap contract. This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 3.37%, 3.09%, and 3.66% per annum in 2008, 2009 and 2010, respectively.
     In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its then existing variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and subsequent refinancing of the remaining term loan balance, this swap contract was not designated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008. During the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument at ($3,363) by entering into an offsetting interest rate swap which is not designated as a cash flow hedge.

9. Commitments and Contingencies
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
     Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the LDEQ has proposed penalties totaling $391 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) a number of similar matters at the Princeton refinery. The Company anticipates that any penalties that may be assessed due to the alleged violations will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below. The Company has recorded a liability for the proposed penalty within other current liabilities on the condensed consolidated balance sheets. Environmental expenses are recorded within other expenses on the unaudited condensed consolidated statements of operations.
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
     Voluntary remediation of subsurface contamination is in process at each of the Company’s facilities. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these facilities can be controlled or remedied without having a material adverse effect on its financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material.
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
     The Company is indemnified on a limited basis by ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, former owners of Penreco, for pending, threatened, contemplated or contingent environmental claims against Penreco, if any, that were not known and identified as of the Penreco acquisition date. A significant portion of these indemnifications will expire two years from January 1, 2008 if there are no claims asserted by the Company and are generally subject to a $2,000 limit.
Heath and Safety
     The Company received an OSHA citation in the fourth quarter of 2007 for various process safety violations at its Shreveport refinery which resulted in a penalty. During the first quarter of 2008, the Company settled this penalty for $100. With the exception of this citation, the Company believes that its operations are in substantial compliance with OSHA and similar state laws.
Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of March 31, 2008 and December 31, 2007, the Company had outstanding standby letters of credit of $106,100 and $96,676, respectively, under its senior secured revolving credit facility. As of March 31, 2008 and December 31, 2007, the Company had availability to issue letters of credit of $193,900 and $103,324, respectively, under its senior secured revolving credit facility. The Company also had a $50,000 letter of credit outstanding under the senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 4.0%.
10. Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
Borrowings under new senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (7.07% at March 31, 2008), interest and principal payments quarterly with borrowings due January 3, 2015 with an effective interest rate of 7.93%	$384,038	—
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 3.50% (8.74% at December 31, 2007), interest and principal payments quarterly with borrowings due December 2012	—	30,099
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime (5.25% and 7.25% at March 31, 2008 and December 31, 2007, respectively), interest payments monthly, borrowings due January 2013	—	6,958
Capital lease obligations interest at 8.25%, interest and principal payments quarterly with borrowings due January 2012	2,895	2,834
Less unamortized discount on new senior secured first lien term loan with third-party lenders	(16,503)	—

Total long-term debt	370,430	39,891
Less current portion of long-term debt	4,792	943

	$365,638	$38,948

     The maximum borrowing capacity at March 31, 2008 under the senior secured revolving credit agreement was $293,658, with $186,018 available for additional borrowings based on collateral and specified availability limitations. The term loan facility borrowings are secured by a first lien on the property, plant and equipment of the Company and its subsidiaries.
     On January 3, 2008, the Partnership closed a new $435,000 senior secured first lien term loan facility (the “New Term Loan Facility”) which includes a $385,000 term loan (the “New Term Loan”) and a $50,000 prefunded letter of credit facility to support crack spread hedging. In addition, the Company incurred $17.4 million of issuance discount in connection with the New Term Loan Facility. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for general partnership purposes. The New Term Loan bears interest at a rate equal (i) with respect to a LIBOR Loan, the LIBOR Rate plus 400 basis points (as defined in the New Term Loan Facility) and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the New Term Loan Facility). The letter of credit facility to support crack spread hedging bears interest at 4.0%. Lenders under the New Term Loan Facility have a first priority lien on the Company’s fixed assets and a second priority lien on its cash, accounts receivable, inventory and other personal property. The New Term Loan Facility matures in January 2015. The New Term Loan Facility requires quarterly principal payments of $963 until September 30, 2014, with the remaining balance due at maturity on January 3, 2015.
     On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility dated as of December 9, 2005 (the “Revolver”). Pursuant to this amendment, the Revolver lenders agreed to, among other things, (i) increase the total availability under the Revolver up to $375,000 and (ii) conform certain of the financial covenants and other terms in the Revolver to those contained in the New Term Loan Credit Agreement. The amended existing senior secured revolving credit facility matures on January 3, 2013.
     The Company has experienced recent adverse financial conditions primarily associated with historically high crude oil costs, which have negatively affected specialty products gross profit. Also contributing to these adverse financial conditions have been the significant cost overruns and delays in the startup of the Shreveport refinery expansion project. Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly, and as of March 31, 2008, the Company was in compliance with all financial covenants. The Company is taking steps to ensure that it continues to meet the requirements of its credit agreements and currently forecasts that it will be in compliance for all future measurement dates. These steps include increased crude oil price hedging for the specialty products segment, reductions in working capital and operating cost reductions.
     While assurances cannot be made regarding its future compliance with these covenants, the Company anticipates that its product pricing strategies, completion of the Shreveport refinery expansion project, continued integration of the Penreco acquisition and other strategic initiatives will allow it to maintain compliance with such financial covenants and improve its Adjusted EBITDA and distributable cash flows.
     Failure to achieve the Company’s anticipated results may result in a breach of certain of the financial covenants contained in its credit agreements. If this occurs, the Company will enter into discussions with its lenders to either modify the terms of the existing credit facilities or obtain waivers of non-compliance with such covenants. There can be no assurances of the timing of the receipt of any such modification or waiver, the term or costs associated therewith or our ultimate ability to obtain the relief sought. The Company’s failure to obtain a waiver of non-compliance with certain of the financial covenants or otherwise amend the credit facilities would constitute an event of default under its credit facilities and would permit the lenders to pursue remedies. These remedies could include acceleration of maturity under the credit facilities and limitations or the elimination of the Company’s ability to make distributions to its unitholders. If the Company’s lenders accelerate maturity under its credit facilities, a significant portion of its indebtedness may become due and payable immediately. The Company might not have, or be able to obtain, sufficient funds to make these accelerated payments. If the Company is unable to make these accelerated payments, its lenders could seek to foreclose on its assets.
     As of March 31, 2008, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2008	$3,587
2009	4,705
2010	4,463
2011	4,424
2012	369,752

Total	$386,931

11. Employee Benefit Plans
     The Company has a noncontributory defined benefit plan (“Pension Plan”) for both those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”) who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition on January 3, 2008. The Company also has a contributory defined benefit medical postretirement plan for both those salaried employees as well as those employees represented by either the International Brotherhood of Teamsters (“IBT”), USW or IUOE who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition, as well as a non-contributory disability plan for those salaried employees who were formerly employees of Penreco (collectively, “Other Plans”). The pension benefits are based primarily on years of service for USW and IUOE represented employees and both years of service and the employee’s final 60 months’ average compensation for salaried employees. The funding policy is consistent with funding requirements of applicable laws and regulations.

The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents.
     The components of net periodic pension and other post retirement benefits cost for the three months ended March 31, 2008 were as follows:

	Pension	Other Post Retirement
	Benefits	Employee Benefits
Service cost	$354	$3
Interest cost	348	13
Expected return on assets	(336)	—

Net periodic pension cost	$366	$16

     In 2008, the Company expects to contribute approximately $1,670 and $114 to its Pension Plan and Other Plans, respectively. During the three months ended March 31, 2008, the Company made no contributions to its Pension Plan and Other Plans, respectively.
     The benefit obligations, plan assets, funded status, and amounts recognized in the condensed consolidated balance sheets were as follows:

	Pension	Other Post Retirement
	Benefits	Employee Benefits
Change in projected benefit obligation (“PBO”):
Benefit obligation at January 3, 2008	$21,421	$910
Service cost	354	3
Interest cost	348	13
Expected return on assets	(336)	—

Benefit obligation at March 31, 2008	$21,787	$926
Fair value of plan assets	18,142	—

Funded status—benefit obligation in excess of plan assets	(3,645)	(926)
Reconciliation of funded status:
Funded status—benefit obligation in excess of plan assets	(3,645)	(926)
Unrecognized prior service cost	—	—
Unrecognized loss	—	—

Prepaid (accrued) pension cost	(3,645)	(926)
Accrued benefit obligation	—	—

Net amount recognized on condensed consolidated balance sheet at March 31, 2008	$(3,645)	$(926)

     The accumulated benefit obligation for the Pension Plan and Other Plans was $17,547 as of January 3, 2008. The accumulated benefit obligations for the Pension Plan and Other Plans was less than plan assets by $636 as of January 3, 2008. As of January 3, 2008, the Company had no prior service costs, actuarial gains (losses) or transition gains (losses) recorded in accumulated other comprehensive income (loss).
     The significant weighted average assumptions used for the three months ended March 31, 2008 and as of January 3, 2008 were as follows:

	Pension	Other Post Retirement
	Benefits	Employee Benefits
Discount rate for benefit obligations	6.58%	6.20%
Discount rate for net periodic benefit costs	5.94%	5.74%
Expected return on plan assets for net periodic benefit costs	7.50%	0.00%
Rate of compensation increase for benefit obligations	4.50%	0.00%
Rate of compensation increase for net periodic benefit costs	4.50%	0.00%
     The Company uses a measurement date of December 31 for the plans. For measurement purposes, a 9.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease by .75% per year for an ultimate rate of 5% for 2014 and remain at that level thereafter. An increase or decrease by one percentage point in the assumed healthcare cost trend rates would not have a material effect on the benefit obligation and service and interest cost components of benefit costs for the Other Plans as of January 3, 2008. The Company considered the historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the Pension Plan portfolio, to develop the expected long-term rate of return on plan assets.
     The Company’s Pension Plan and Other Plans asset allocations, as of January 3, 2008 by asset category, are as follows:

	Pension	Other Post-Retirement
	Benefits	Employee Benefits
Cash	3%	100%
U.S equities	60%	0%
Foreign equities	20%	0%
Fixed income	17%	0%

	100%	100%

Investment Policy
     The investment objective of the Penreco Pension Plan Trust (the “Trust”) is to generate a long-term rate of return which will fund the related pension liabilities and minimize the Company’s contributions to the Trust. Trust assets are to be invested with an emphasis on providing a high level of current income through fixed income investments and longer-term capital appreciation through equity investments. Trust assets are targeted to achieve an investment return of 7.75% or more compounded annually over any 5-year period. Due to the long-term nature of pension liabilities, the Trust will assume moderate risk only to the extent necessary to achieve its return objective.
     The Trust pursues its investment objectives by investing in a customized profile of asset allocation which corresponds to the investment return target. Full discretion in portfolio investment decisions is given to Wells Fargo & Company or its affiliates (“the Manager”), subject to the investment policy guidelines. The Manager is required to utilize fiduciary care in all investment decisions and is expected to minimize all costs and expenses involved with the managing of these assets.
     With consideration given to the long-term goals of the Trust, the following ranges reflect the long-term strategy for achieving the stated objectives:

	Range of
Asset Class	Asset Allocations	Target Allocation
Cash	0 — 5%	Minimal
Fixed income	20 — 50%	35%
Equities	50 — 80%	65%
     Trust assets will be invested in accordance with the prudent expert standard as mandated by ERISA. In the event market environments create asset exposures outside of the policy guidelines, reallocations will be made in an orderly manner.
     Fixed Income Guidelines
     U.S. Treasury, agency securities, and corporate bond issues rated “investment grade” or higher are considered appropriate for this portfolio. Written approval will be obtained to hold securities downgraded below “investment grade” by either Moody’s or Standard & Poors. Money market and fixed-income funds that are consistent with the stated investment objective of the Trust are also considered acceptable.
     Excluding U.S. Treasury and agency obligations, money market or fixed-income mutual funds, no single issuer shall exceed more than 10% of the total portfolio market value. The average maturity range shall be consistent with the objective of providing a high level of current income and long-term growth within the acceptable risk level established for the Trust.
     Equity Guidelines
     Any equity security that is on the Manager’s working list is considered appropriate for this portfolio. Equity mutual funds that are consistent with the stated investment objective of the Trust are also considered acceptable. No individual equity position, with the exception of equity mutual funds, should exceed 10% of the total market value of the Trust’s assets.
     Performance of investment results will be reviewed, at least semi-annually, by the Calumet Retirement Savings Committee (“CRSC”) and annually at a joint meeting between the CRSC and the Manager. Written communication regarding investment performance occurs quarterly.

Any major changes in the Manager’s investment strategy will be communicated to the Chairman of the CRSC on an ongoing basis and as frequently as necessary. The Manager shall be informed of special situations affecting Trust investments including substantial withdrawal or funding pattern changes and changes in investment policy guidelines and objectives.
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of January 3, 2008:

	Pension	Other Post-Retirement
	Benefits	Employee Benefits
2008	$527	$114
2009	602	106
2010	711	77
2011	820	90
2012	955	98
2013 to 2017	7,661	347

Total	$11,276	$832

12. Partners’ Capital
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
     Calumet’s distribution policy is defined in the Partnership Agreement. During the three months ended March 31, 2008 and 2007, the Company made distributions of $21,738 and $18,673, respectively, to its partners.
13. Segments and Related Information
a. Segment Reporting
     Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments: Specialty Products and Fuel Products. The Specialty Products segment, which includes Penreco from the date of acquisition, produces a variety of lubricating oils, solvents and waxes. These products are sold to customers who purchase these products primarily as raw material components for basic automotive, industrial and consumer goods. The Fuel Products segment produces a variety of fuel and fuel-related products including gasoline, diesel and jet fuel. Because of the similar economic characteristics, certain operations have been aggregated for segment reporting purposes.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined			Consolidated
Three Months Ended March 31, 2008	Products	Products	Segments	Eliminations		Total
Sales:
External customers	$378,479	$216,244	$594,723		$—	$594,723
Intersegment sales	257,102	11,051	268,153		(268,153)	—

Total sales	$635,581	$227,295	$862,876		$(268,153)	$594,723

Depreciation and amortization	11,680	—	11,680		—	11,680
Income from operations	(9,059)	10,503	1,444		—	1,444
Reconciling items to net income:
Interest expense						(5,166)
Interest income						216
Debt extinguishment costs						(526)
Loss on derivative instruments						693
Other						(45)
Income tax expense						(8)

Net income						$(3,392)

Capital expenditures	$90,274	$	$90,274	$		$90,274

	Specialty	Fuel	Combined		Consolidated
Three Months Ended March 31, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$201,753	$149,360	$351,113	$—	$351,113
Intersegment sales	124,891	7,805	132,696	(132,696)	—

Total sales	$326,644	$157,165	$483,809	$(132,696)	$351,113

Depreciation and amortization	4,541	—	4,541	—	4,541
Income from operations	22,574	12,401	34,975	—	34,975
Reconciling items to net income:
Interest expense					(1,015)
Interest income					991
Loss on derivative instruments					(6,513)
Other					(178)
Income tax expense					(50)

Net income					$28,210

Capital expenditures	$41,734	$—	$41,734	$—	$41,734

	March 31,	December 31,
	2008	2007
Segment assets:
Specialty Products	$1,905,137	$1,462,996
Fuel Products	1,101,847	1,019,149

Combined segments	3,006,984	2,482,145
Eliminations	(1,947,411)	(1,803,288)

Total assets	$1,059,573	$678,857

b. Geographic Information
     International sales accounted for less than 10% of consolidated sales for each of the three months ended March 31, 2008 and 2007.
c. Product Information
     The Company offers products primarily in four general categories consisting of fuels, lubricating oils, waxes and solvents. Other includes asphalt and other by-products. The following table sets forth major product category sales (dollars in thousands):

	Three Months Ended March 31,
Specialty products:	2008	2007
Lubricating oils	$193,922	$116,729
Solvents	112,821	49,032
Waxes	34,155	10,356
Fuels	12,120	11,520
Asphalt and other by-products	25,461	14,116

Total	$378,479	$201,753

Fuel products:
Gasoline	91,229	53,993
Diesel	82,273	50,132
Jet fuel	39,909	39,283
By-products	2,833	5,952
Total	$216,244	$149,360

Consolidated sales	$594,723	$351,113

d. Major Customers
     During the three months ended March 31, 2008, the Company had one customer, Murphy Oil U.S.A., that represented approximately 11% of consolidated sales due to rising gasoline and diesel prices and increased fuel sales to this customer. No other customer represented 10% or greater of consolidated sales in each of the three months ended March 31, 2008 and 2007.
14. Related Party Transactions
     During the three months ended March 31, 2008 and 2007, the Company had sales of $395 and $0, respectively, to a new related party owned by one of its limited partners. The related party was a customer of our Dickinson facility, which the Company acquired on January 3, 2008.
15. Subsequent Events
     On April 23, 2008, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14,800, for the quarter ended March 31, 2008. The distribution will be paid on May 15, 2008 to unitholders of record as of the close of business on May 5, 2008. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59,202, on an annualized basis.
     On April 30, 2008, Calumet Lubricants Co., L.P., a wholly-owned subsidiary of the Company, entered into a crude oil supply agreement (the “Agreement”) with Legacy Resources Co., L.P. (“Legacy”). Under the Agreement, Legacy will supply the Company’s Princeton refinery with all of its crude oil requirements on a just in time basis utilizing a market-based pricing mechanism. The Agreement is effective as of May 1, 2008 and will continue to be in effect until terminated by either party by written notice, such notice not to be given until on or after March 31, 2009. The terms of the Agreement provide for Legacy to have exclusive rights to store crude oil in various storage tanks owned and under the control of Calumet which are located at or in close proximity to the Princeton refinery. Title and risk of loss of the crude oil will pass from Legacy to the Company as crude oil is transferred out of such crude oil storage tanks at its Princeton refinery. The Company will provide Legacy with a nonbinding indication of need for crude oil on a monthly basis to provide Legacy with guidance for purposes of seeking out and procuring the crude oil from other crude oil suppliers for resale to the Company. The crude oil must meet certain specifications as outlined in the Agreement. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company is approximately 7,000 barrels per day. Because Legacy is owned in part by one of the Company’s limited partners, an affiliate of our general partner, and our chief executive officer and president, F. William Grube, the terms of the Agreement were reviewed by the Company’s conflicts committee, which consists entirely of independent directors. The conflicts committee approved the Agreement after determining that the terms of the Agreement are fair and reasonable to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”). The following discussion analyzes the financial condition and results of operations of Calumet for the three months ended March 31, 2008 and 2007. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical unaudited condensed consolidated financial statements and notes of Calumet included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We own plants located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three months ended March 31, 2008, approximately 64.1% of our gross profit was generated from our specialty products segment and approximately 35.9% of our gross profit was generated from our fuel products segment.
     Our fuel products segment began operations in 2004, when we substantially completed the reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty products slate, as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. Further, we are nearing completion on an expansion project at our Shreveport refinery to increase throughput capacity and feedstock flexibility. Please read “—Liquidity and Capital Resources — Capital Expenditures”.
     On January 3, 2008, we closed the acquisition of Penreco, a Texas general partnership, for a purchase price of approximately $269.0 million. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition includes facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company. We funded the transaction using a percentage of the proceeds from a public equity offering and a percentage of the proceeds from a new senior secured first lien term loan facility. For further discussion please read “Liquidity and Capital Resources — Debt and Credit Facilities.”
     The Company believes that this acquisition will provide several key strategic benefits, including market synergies within our solvents and process oil product lines and additional operational and logistics flexibility. The acquisition will also broaden the Company’s customer base and give the Company access to new markets.
     Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
     Historically high crude oil prices have posed significant challenges for us during the last two quarters. We have implemented multiple rounds of specialty product price increases to customers during this volatile period and would expect to continue to do so as conditions warrant. In addition to our completion of the Shreveport refinery expansion project in early May 2008 and the continued integration of this year’s Penreco acquisition, we are working diligently on other strategic initiatives, including increased hedging of specialty products input prices and working capital reductions. While we are taking steps to mitigate the adverse impact of this environment on our operating results, we can provide no assurances as to the timing or magnitude of any improvement in our operating results and, to the extent we experience continued rapid escalation of crude oil prices, our operating results could be adversely affected.
     As announced on April 23, 2008, we declared a quarterly cash distribution of $0.45 per unit on all outstanding units for the three months ended March 31, 2008. This distribution represents a 29% decrease from the $0.63 per unit quarterly distribution to unitholders paid on February 14, 2008. Our general partner determined this reduction was prudent given our current financial condition.
     Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of March 31, 2008, we have hedged approximately 24.5 million barrels of fuel products through December 2011 at an average refining margin of $11.63 per barrel and average refining margins range from a low of $11.20 in 2010 to a high of $12.43 for the remainder of 2008. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our derivative instruments.
     Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:
•	sales volumes;

•	production yields; and

•	specialty products and fuel products gross profit.
     Sales volumes. We view the volumes of specialty products and fuel products sold as an important measure of our ability to effectively utilize our refining assets. Our ability to meet the demands of our customers is driven by the volumes of crude oil and feedstocks that we run at our facilites. Higher volumes improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.
     Production yields. We seek the optimal product mix for each barrel of crude oil we refine, which we refer to as production yield, in order to maximize our gross profit and minimize lower margin by-products.
     Specialty products and fuel products gross profit. Specialty products and fuel products gross profit are an important measure of our ability to maximize the profitability of our specialty products and fuel products segments. We define specialty products and fuel products gross profit as sales less the cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which include labor, plant fuel, utilities, contract services, maintenance, depreciation and processing materials. We use specialty products and fuel products gross profit as indicators of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase in selling prices typically lags behind the rising costs of crude oil feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate depending on maintenance activities performed during a specific period.
     In addition to the foregoing measures, we also monitor our selling, general and administrative expenditures, substantially all of which are incurred through our general partner, Calumet GP, LLC.

Three Months Ended March 31, 2008 and 2007 Results of Operations
     The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Three Months Ended
	March 31,
	2008	2007
Total sales volume (bpd)(1)	59,407	43,400
Total feedstock runs (bpd)(2)	55,998	45,420
Facility production (bpd)(3):
Specialty products:
Lubricating oils	13,120	10,087
Solvents	8,882	5,198
Waxes	2,054	902
Fuels	1,487	2,138
Asphalt and other by-products	6,758	5,038

Total	32,301	23,363

Fuel products:
Gasoline	9,212	7,836
Diesel	8,367	5,127
Jet fuel	5,898	7,160
By-products	203	1,187

Total	23,680	21,310

Total facility production	55,981	44,673

(1)	Total sales volume includes sales from the production of our facilities and sales of inventories.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilites. The decrease in feedstock runs for the three months ended March 31, 2008 was partially due to unscheduled downtime of certain operating units at our Shreveport refinery as well as reduced production as a result of incremental refining economics associated with the rising cost of crude oil.

(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facility. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.
     The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read "—Non-GAAP Financial Measures”.

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Sales	$594.7	$351.1
Cost of sales	559.9	296.1

Gross profit	34.8	55.0

Operating costs and expenses:
Selling, general and administrative	8.3	5.4
Transportation	23.9	13.6
Taxes other than income taxes	1.1	0.9
Other	0.1	0.1

Operating income (loss)	1.4	35.0

Other income (expense):
Interest expense	(5.2)	(1.0)
Interest income	0.2	1.0
Debt extinguishment costs	(0.5)	—
Realized loss on derivative instruments	(2.9)	(1.7)
Unrealized gain (loss) on derivative instruments	3.6	(4.8)
Other	—	(0.2)

Total other income (expense)	(4.8)	(6.7)

Net income (loss) before income taxes	(3.4)	28.3
Income taxes	—	0.1

Net income (loss)	$(3.4)	$28.2

EBITDA	$12.2	$32.7

Adjusted EBITDA	$14.9	$32.5

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
     We define EBITDA as net income plus interest expense (including debt issuance, discount and extinguishment costs), taxes and depreciation and amortization. We define Adjusted EBITDA to be Consolidated EBITDA as defined in our credit facilities. Consistent with that definition, Adjusted EBITDA means, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; and (g) all non-recurring restructuring charges associated with the Penreco acquisition minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period. We are required to report Adjusted EBITDA to our lenders under our credit facilities and it is used to determine our compliance with the consolidated leverage test thereunder. On January 3, 2008, we entered into a new senior secured term loan credit facility and amended our existing senior secured revolving credit facility. Our new agreements require us to maintain a consolidated leverage ratio of consolidated debt to Adjusted EBITDA, after giving effect to any proposed distributions, of no greater than 4.0 to 1 in order to make distributions to our unitholders, with a step down to a ratio of 3.75 to 1 starting with the quarter ended June 30, 2009. Please refer to “—Liquidity and Capital Resources — Debt and Credit Facilities” within this item for additional details regarding debt covenants.
     EBITDA and Adjusted EBITDA should not be considered alternatives to net income, operating income, net cash provided by (used by) operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following table presents a reconciliation of both net income to EBITDA and Adjusted EBITDA and Adjusted EBITDA and EBITDA to net cash provided by (used by) operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$(3.4)	$28.2
Add:
Interest expense and debt extinguishment costs	5.7	1.0
Depreciation and amortization	9.9	3.4
Income tax expense	—	0.1

EBITDA	$12.2	$32.7

Add:
Unrealized (gain) loss from mark to market accounting for hedging activities	$0.5	$3.8
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	2.2	(4.0)

Adjusted EBITDA	$14.9	$32.5

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by operating activities:
Adjusted EBITDA	$14.9	$32.5
Add:
Unrealized gain (loss) from mark to market accounting for hedging activities	$(0.5)	$(3.8)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(2.2)	4.0

EBITDA	$12.2	$32.7

Add:
Interest expense and debt extinguishment costs, net	(4.2)	(0.9)
Unrealized gain (loss) from mark to market accounting for hedging activities	(3.6)	4.8
Income tax expense	—	(0.1)
Provision for doubtful accounts	0.4	—
Debt extinguishment costs	0.5	—
Changes in assets and liabilities:
Accounts receivable	(16.7)	(8.6)
Inventory	24.5	3.3
Other current assets	6.2	(5.7)
Derivative activities	6.0	(1.0)
Accounts payable	32.9	23.6
Other current liabilities	2.1	(3.6)
Other, including changes in noncurrent assets and liabilities	2.1	(1.7)

Net cash provided by operating activities	$62.4	$42.8

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Sales. Sales increased $243.6 million, or 69.4%, to $594.7 million in the three months ended March 31, 2008 from $351.1 million in the three months ended March 31, 2007. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$193.9	$116.7	66.1%
Solvents	112.8	49.0	130.1%
Waxes	34.2	10.4	229.8%
Fuels (1)	12.1	11.5	5.2%
Asphalt and by-products (2)	25.5	14.1	80.4%

Total specialty products	$378.5	$201.7	87.6%

Total specialty products volume (in barrels)	2,920,000	2,072,000	40.9%
Fuel products:
Gasoline	$91.2	$54.0	69.0%
Diesel	82.3	50.1	64.1%
Jet fuel	39.9	39.3	1.6%
By-products (3)	2.8	6.0	(52.4)%

Total fuel products	$216.2	$149.4	44.8%

Total fuel products sales volumes (in barrels)	2,486,000	1,834,000	35.6%
Total sales	$594.7	$351.1	69.4%

Total sales volumes (in barrels)	5,406,000	3,906,000	38.4%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley, Shreveport, Karns City, and Dickinson facilities.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $243.6 million increase in sales resulted from a $176.7 million increase in sales in the specialty products segment and a $66.9 million increase in sales in the fuel products segment.
     Specialty products segment sales for the three months ended March 31, 2008 increased $176.7 million, or 87.6%, primarily due to a 40.9% increase in sales volume, from approximately 2.1 million barrels in the first quarter of 2007 to 2.9 million barrels in the first quarter of 2008, primarily due to an additional 0.7 million barrels of sales volume of lubricating oils, solvents and waxes from our Karns City and Dickinson facilities acquired on January 3, 2008 in the Penreco acquisition, as well as increased sales of lubricating oils, waxes and by-products at our other refineries. The increase in sales of lubricating oils and waxes at our other refineries was primarily due to scheduled turnaround activities at our Shreveport and Princeton refineries in the first quarter of 2007, with no similar activities in the first quarter of 2008. Specialty segment sales were also positively affected by a 22.1% increase in the average selling price per barrel of specialty products from our other refineries as compared to the prior period. Average selling prices per barrel for specialty products increased at rates below the overall 67.5% increase in our cost of crude oil per barrel over the prior period as we were unable to increase selling prices at a rate comparable to the increase in the cost of crude oil.
     Fuel products segment sales for the three months ended March 31, 2008 increased $66.9 million, or 44.8%, primarily due to a 56.5% increase in the average selling price per barrel for fuel products as compared to a 66.9% increase in the average cost of crude primarily driven by increases in gasoline and diesel sales prices due to market conditions. During the quarter, we experienced a decline in fuel refining margins as market prices for our fuel products did not keep pace with the rising cost of crude oil. Fuel products sales were also positively affected by a 35.6% increase in fuel products sales volume, from approximately 1.8 million barrels in the first quarter of 2007 to approximately 2.5 million barrels in the first quarter of 2008, primarily driven by gasoline and diesel sales volume. The increase in gasoline and diesel sales volume was primarily due to scheduled turnaround activities at our Shreveport refinery in the first quarter of 2007, with no similar activities in the first quarter of 2008. These increases in sales due to pricing and volume were partially offset by the increased derivative losses of $80.7 million on our fuel products hedges in the first quarter of 2008 as compared to the same period in the prior year.
     Gross Profit. Gross profit decreased $20.2 million, or 36.7%, to $34.8 million for the three months ended March 31, 2008 from $55.0 million for the three months ended March 31, 2007. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$22.3	$40.8	(45.3)%
Percentage of sales	5.9%	20.2%
Fuel products	$12.5	$14.2	(12.0)%
Percentage of sales	5.8%	9.5%
Total gross profit	$34.8	$55.0	(36.7)%
Percentage of sales	5.9%	15.7%
     This $20.2 million decrease in total gross profit includes a decrease in gross profit of $18.5 million in the specialty products segment and a $1.7 million decrease in gross profit in the fuel products segment.
     The decrease in the specialty products segment gross profit was primarily due to the rising cost of crude oil as we were unable to increase selling prices at a rate comparable to increases in crude oil costs. Excluding sales resulting from the Penreco acquisition, the average cost of crude oil increased by approximately 67.5% from the first quarter of 2007 to the first quarter of 2008 while the average selling price per barrel of our specialty products increased by only 22.1%, primarily driven by price increases in lubricating oils and solvents. These decreases in gross profit were partially offset by the incremental sales volume generated by our Karns City and Dickinson facilities, which contributed $113.4 million of additional sales to the quarter at a rate comparable to the overall gross profit of our specialty products segment for the first quarter of 2008. Specialty products segment gross profit was also positively affected by increased derivative gains of $8.2 million in the first quarter of 2008 as compared to the same period in the prior year. In addition, during the first quarter of 2008 we recognized increased gains of $6.1 million in the first quarter of 2008 from the same period in the prior year in our specialty products segment from the liquidation of lower cost layers of inventory as compared to current costs.
     The decrease in fuel products segment gross profit was primarily the result of the rising cost of crude oil outpacing increases in the selling price per barrel of our fuel products. The average cost of crude oil increased by approximately 66.9% from the first quarter of 2007 to the first quarter of 2008 while the average selling price per barrel of our fuel products increased by only 56.5%, primarily driven by gasoline and diesel selling prices due to market conditions. This increase was partially offset by a 35.6% increase in fuel products sales volume, from approximately 1.8 million barrels in the first quarter of 2007 to approximately 2.5 million barrels in the first quarter of 2008, primarily driven by gasoline and diesel sales volume. The increase in gasoline and diesel sales volume was primarily due to scheduled turnaround activities at our Shreveport refinery in the first quarter of 2007, with no similar activities in the first quarter of 2008. Fuel products segment gross profit was also negatively affected by increased derivative losses of $4.1 million in the first quarter of 2008 as compared to the same period in the prior year. In addition, during the first quarter of 2008 we recognized increased gains of $3.1 million in the first quarter of 2008 from the same period in the prior year in our fuel products segment from the liquidation of lower cost layers of inventory as compared to current costs.
     Selling, general and administrative. Selling, general and administrative expenses increased $2.9 million, or 52.9%, to $8.3 million in the three months ended March 31, 2008 from $5.4 million in the three months ended March 31, 2007. This increase is primarily due additional selling, general and administrative expenses associated with the Penreco acquisition, which closed on January 3, 2008, with no similar expenses in the comparable period in the prior year.
     Transportation. Transportation expenses increased $10.3 million, or 75.8%, to $23.9 million in the three months ended March 31, 2008 from $13.6 million in the three months ended March 31, 2007. This increase is primarily related to additional transportation expenses associated with the Penreco acquisition, which closed on January 3, 2008, with no similar expenses in the comparable period in the prior year. Further increases in transportation expenses resulted from increased sales volume from the first quarter of 2007 to the first quarter of 2008 on specialty products sold at our other facilities.
     Interest expense. Interest expense increased $4.2 million to $5.2 million in the three months ended March 31, 2008 from $1.0 million in the three months ended March 31, 2007. This increase was primarily due an increase in indebtedness as a result of a new senior secured term loan facility, which closed on January 3, 2008 and includes a $385.0 million term loan partially used to finance the acquisition of Penreco.

This increase was partially offset by an increase in capitalized interest as a result of increased capital expenditures on the Shreveport refinery expansion project.
     Debt extinguishment costs. Debt extinguishment costs for the three months ended March 31, 2008 were $0.5 million as compared to $0 for the three months ended March 31, 2007. This increase was primarily due to the repayment of our prior senior secured term loan facility with a portion of the proceeds of our new senior secured term loan facility, which closed on January 3, 2008.
     Interest income. Interest income decreased $0.8 million to $0.2 million in the three months ended March 31, 2008 from $1.0 million in the three months ended March 31, 2007. This decrease was primarily due to a larger average cash and cash equivalents balance during the first quarter of 2007 as compared to the same period in 2008 due to the utilization of cash for the Shreveport expansion project.
     Realized loss on derivative instruments. Realized loss on derivative instruments increased $1.1 million to $2.9 million in the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. This increased loss primarily was the result of the unfavorable settlement in 2008 of certain derivative instruments not designated as cash flow hedges as compared to 2007, including certain diesel and interest rate swaps.
     Unrealized gain (loss) on derivative instruments. Unrealized gain on derivative instruments increased $8.3 million to a $3.6 million gain in the three months ended March 31, 2008 from a $4.8 million loss for the three months ended March 31, 2007. This increase is primarily due to the favorable mark-to-market change related to the ineffective portion of certain derivative instruments designated as cash flow hedges. This increase was partially offset by unfavorable mark-to-market changes for certain derivative instruments not designated as cash flow hedges in the first quarter of 2008 as compared to 2007.
Liquidity and Capital Resources
     Our principal sources of cash have included cash flow from operations, proceeds from public equity offerings, issuance of private debt, and bank borrowings. Principal uses of cash have included capital expenditures, growth in working capital, distributions and debt service. We expect that our principal uses of cash in the future will be for working capital, distributions to our limited partners and general partner, debt service, expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. We frequently enter into confidentiality agreements, letters of intent and other preliminary agreements with third parties in the ordinary course of business as we evaluate potential growth opportunities for our business. Our compliance with these agreements could result in additional costs, such as engineering fees, legal fees, consulting fees, and/or termination fees that we do not anticipate to be material to our liquidity or operations.
Cash Flows
     We believe that we have sufficient cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations would likely produce a corollary material adverse effect on our borrowing capacity.
     The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Net cash provided by operating activities	$62.4	$42.8
Net cash used in investing activities	$(359.2)	$(41.7)
Net cash used in financing activities	$296.8	$(18.8)
     Operating Activities. Operating activities provided $62.4 million in cash during the three months ended March 31, 2008 compared to $42.8 million during the three months ended March 31, 2007. The increase in cash provided by operating activities during the three months ended March 31, 2008 was primarily due to working capital reductions of $51.0 million, offset by reduced net income, after adjusting for non-cash items, of $31.4 million. The reduction in working capital of $51.0 million was primarily due to the decrease in inventory and increase in accounts payable outpacing the increase in our accounts receivable as we focused on reducing working capital levels as a result of the rising cost of crude oil. Net income, after adjustments for non-cash items, decreased by $31.4 million in the first quarter of 2008 from $37.5 million in first quarter of 2007 primarily due to the rising cost of crude oil.
     Investing Activities. Cash used in investing activities increased to $359.2 million during the three months ended March 31, 2008 compared to $41.7 million during the three months ended March 31, 2007. This increase was primarily due to the acquisition of the asset and liabilities of Penreco on January 3, 2008 for $269.0 million, net of cash received, with no similar acquisition activities in the prior year. Cash used in investing activities also increased due to $48.5 million of additional capital expenditures in the first quarter of 2008 over the same period in 2007. The majority of the capital expenditures were incurred at our Shreveport refinery, with $65.8 million related to the Shreveport expansion project incurred in the first quarter of 2008 as compared to $35.0 million incurred during the comparable period in 2007. The remaining increase of $17.7 million relates primarily to various other capital projects at our Shreveport refinery to replace certain, improve efficiency, de-bottleneck certain specialty products operating units and for new product development.
     Financing Activities. Financing activities provided cash of $296.8 million for the three months ended March 31, 2008 compared to using $18.8 million for the three months ended March 31, 2007. This change is primarily due to borrowings under the new senior secured term loan credit facility, which closed on January 3, 2008, along with associated debt issuance costs. A portion of the new term loan of $385.0 million was used to finance the acquisition of Penreco. This increase was offset by the repayment of indebtedness on the revolving credit facility of $7.0 million as well as distributions to partners of $21.7 million.
     On April 23, 2008, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14.8 million, for the quarter ended March 31, 2008. The distribution will be paid on May 15, 2008 to unitholders of record as of the close of business on May 5, 2008. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59.2 million, on an annualized basis.
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

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Capital improvement	$88.8	$38.6
Replacement capital	0.8	2.3
Environmental capital	0.7	0.8

Total	$90.3	$41.7

     We anticipate that future capital improvement requirements will be provided through long-term borrowings, other debt financings, equity offerings and/or cash provided by operations. Until the Shreveport expansion project and the Penreco acquisition are demonstrated to increase cash flow from operations on a per unit basis our ability to raise additional capital through the sale of common units in certain circumstances is limited to 2,551,144 common units.
     During 2008 and 2007, we have invested significantly in expanding and enhancing the operations of our Shreveport refinery. We have invested approximately $87.6 million and $40.0 million during the three months ended March 31, 2008 and 2007, respectively. Of these investments during these periods, $100.8 million relates to our Shreveport expansion project. From December 31, 2005 through March 31, 2008, the Company has invested approximately $413.0 million in the Shreveport refinery, of which $320.2 million relates to the Shreveport refinery expansion project.

     The Shreveport expansion project is expected to increase this refinery’s throughput capacity by 35.7% from 42,000 bpd to 57,000 bpd. As part of this project, we have enhanced the Shreveport refinery’s ability to process sour crude oil. As of early May, we are processing approximately 16,000 bpd of sour crude oil at the Shreveport refinery and will continue to increase these rates up to operational limits. This current throughput is an increase of at least 3,000 bpd over our previously estimated sour crude oil throughput upon project completion. In certain operating scenarios where overall throughput is reduced, we expect we will be able to increase sour crude oil throughput rates up to approximately 25,000 bpd. We estimate that the total cost of the Shreveport refinery expansion project will be approximately $350.0 million, an increase of $50.0 million from our previous estimate. This increase is primarily due to increased construction labor costs caused by further delay in startup of the project.
     Additionally, for the year ended December 31, 2007 and the three months ended March 31, 2008, we had invested $65.6 million and $21.8 million, respectively, in our Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development. These expenditures are anticipated to enhance and improve our product mix and operating cost leverage, but will not significantly increase the feedstock throughput capacity of the Shreveport refinery. The remaining expenditures related to these projects are expected to be less than $5.0 million.
Debt and Credit Facilities
     On January 3, 2008, we repaid all of our indebtedness under our previous senior secured first lien term loan credit facility, entered into new senior secured first lien term loan facility and amended our existing senior secured revolving credit facility. As of March 31, 2008, our credit facilities consist of:
•	a $375.0 million senior secured revolving credit facility, subject to borrowing base restrictions, with a standby letter of credit sublimit of $300.0 million; and

•	a $435.0 million senior secured first lien term loan credit facility consisting of a $385.0 million term loan facility and a $50.0 million letter of credit facility to support crack spread hedging. In connection with the execution of the above senior secured first lien credit facility, we incurred total debt issuance costs of $23.4 million, including $17.4 million of issuance discounts.
     Borrowings under the amended revolving credit facility are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement.
     The amended revolving credit facility currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin. This margin is currently at 175 basis points; however, it fluctuates based on measurement of our Consolidated Leverage Ratio discussed below. The amended revolving credit facility has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in January 2013. On March 31, 2008, we had availability on our amended revolving credit facility of $186.0 million, based upon a $293.7 million borrowing base, $106.1 million in outstanding letters of credit, and no outstanding borrowings.
     The new term loan facility, fully drawn at $385.0 million on January 3, 2008, bears interest at a rate of LIBOR plus 400 basis points or prime plus 300 basis points. Each lender under this facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory. Our new term loan facility matures in January 2015. Under the terms of our new term loan facility, we applied a portion of the net proceeds to the acquisition of Penreco. We are required to make mandatory repayments of approximately $1.0 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2008 and ending with the fiscal quarter ending September 30, 2014, with the remaining balance due at maturity on January 3, 2015.
     Our letter of credit facility to support crack spread hedging bears interest at a rate of 4.0% and is secured by a first priority lien on our fixed assets. We have issued a letter of credit in the amount of $50.0 million, the full amount available under this letter of credit facility, to one counterparty. As long as this first priority lien is in effect and such counterparty remains the beneficiary of the $50.0 million letter of credit, we will have no obligation to post additional cash, letters of credit or other collateral with such counterparty to provide additional credit support for a mutually-agreed maximum volume of executed crack spread hedges. In the event such counterparty’s exposure exceeds $100.0 million, we would be required to post additional credit support to enter into additional crack spread hedges up to the aforementioned maximum volume. In addition, we have other crack spread hedges in place with other approved counterparties under the letter of credit facility whose credit exposure to us is also secured by a first priority lien on our fixed assets.

     The credit facilities permit us to make distributions to our unitholders as long as we are not in default and would not be in default following the distribution. Under the credit facilities, we are obligated to comply with certain financial covenants requiring us to maintain a Consolidated Leverage Ratio of no more than 4.0 to 1 and a Consolidated Interest Coverage Ratio of no less than 2.50 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and available liquidity of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). The Consolidated Leverage Ratio steps down from 4.0 to 1 to 3.75 to 1 and the Consolidated Interest Coverage Ratio steps up from 2.50 to 1 to 2.75 to 1 effective with the quarter ended June 30, 2009. The Consolidated Leverage Ratio is defined under our credit agreements to mean the ratio of our Consolidated Debt (as defined in the credit agreements) as of the last day of any fiscal quarter to our Adjusted EBITDA (as defined below) for the last four fiscal quarter periods ending on such date. For fiscal year 2008, the credit facilities permit the inclusion of a prorated portion of Penreco’s estimated Adjusted EBITDA from 2007 in measuring compliance with this covenant. The Consolidated Interest Coverage Ratio is defined as the ratio of Consolidated EBITDA for the last four fiscal quarters to Consolidated Interest Charges for the same period. Available Liquidity is a measure used under our revolving credit facility and is the sum of the cash and borrowing capacity that we have as of a given date. Adjusted EBITDA means Consolidated EBITDA as defined in our credit facilities to mean, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; and (g) all non-recurring restructuring charges associated with the Penreco acquisition minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.
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
     We have experienced recent adverse financial conditions primarily associated with historically high crude oil costs, which have negatively affected specialty products gross profit. Also contributing to these adverse financial conditions have been the significant cost overruns and delays in the startup of the Shreveport refinery expansion project. Compliance with the financial covenants pursuant to our credit agreements is tested quarterly, and as of March 31, 2008, we were in compliance with all financial covenants. We are taking steps to ensure that we continue to meet the requirements of our credit agreements and currently forecasts that we will be in compliance. In addition to continuing to implement multiple specialty product price increases during this volatile period as conditions warrant, these steps include the following:
     Penreco Integration
     Since the acquisition of Penreco on January 3, 2008, we have implemented multiple price increases for these various specialty product lines to attempt to keep pace with rising feedstock costs. In addition, we have implemented a pricing policy which we believe is more responsive to rising feedstock prices to limit the time between feedstock price increases and product price increases to customers. Calumet is also implementing operational strategies, including using various existing Calumet refinery products as feedstocks in the acquired Penreco plant operations and reducing headcount by approximately 50 employees.
     Increased Crude Oil Price Hedging for Specialty Products Segment
     We remain committed to an active hedging program to manage commodity price risk in both our specialty products and fuel products segments. Due to the current volatility in the crude oil price environment and the impact such volatility has had on our short-term cash flows while our product pricing is adjusted, we are implementing modifications to our hedging strategy to increase the overall portion of input prices for specialty products we have hedged. Specifically, we are targeting to hedge crude oil prices for up to 75% of our specialty products production. We continue to believe that a shorter-term time horizon of hedging crude oil purchases for 3 to 9 months forward for the specialty products segment is appropriate given our ability to increase specialty products prices within this timeframe.
     Working Capital Reduction
     We are implementing strategies to minimize inventory levels across all of our facilities to reduce working capital needs, especially given the impact of increased crude oil prices on inventories. As an example, effective May 1, 2008, we have entered into a crude oil supply agreement with an affiliate of our general partner to purchase crude oil used at our Princeton refinery on a just-in-time basis, which will significantly reduce crude oil inventory historically maintained for this facility by approximately 200,000 barrels.
     Operating Cost Reductions
     We are also implementing operating cost reductions related to several areas including maintenance and utility costs.
     While assurances cannot be made regarding our future compliance with these covenants, we anticipate that our product pricing strategies, completion of the Shreveport refinery expansion project, continued integration of acquisition and other strategic initiatives discussed above will allow us to maintain compliance with such financial covenants and improve our Adjusted EBITDA and distributable cash flows.
     Failure to achieve our anticipated results may result in a breach of certain of the financial covenants contained in our credit agreements. If this occurs, we will enter into discussions with our lenders to either modify the terms of the existing credit facilities or obtain waivers of non-compliance with such covenants. There can be no assurances of the timing of the receipt of any such modification or waiver, the term or costs associated therewith or our ultimate ability to obtain the relief sought. Our failure to obtain a waiver of non-compliance with certain of the financial covenants or otherwise amend the credit facilities would constitute an event of default under its credit facilities and would permit the lenders to pursue remedies. These remedies could include acceleration of maturity under the credit facilities and limitations of the elimination of our ability to make distributions to our unitholders. If our lenders accelerate maturity under our credit facilities, a significant portion of our indebtedness may become due and payable immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we are unable to make these accelerated payments, our lenders could seek to foreclose on our assets.
     In addition, our credit agreements contain various covenants that limit our ability, among other things, to: incur indebtedness; grant liens; make certain acquisitions and investments; make capital expenditures above specified amounts; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; enter into a merger, consolidation or sale of assets; and cease our refining margin hedging program (our lenders have required us to obtain and maintain derivative contracts for fuel products margins in our fuel products segment for a rolling period of 1 to 12 months for at least 60% and no more than 90% of our anticipated fuels production, and for a rolling 13-24 months forward for at least 50% and no more than 90% of our anticipated fuels production).
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. We believe we are in compliance with all debt covenants and have adequate liquidity to conduct our business as of March 31, 2008.
Equity Offerings
     On November 20, 2007, we completed a follow-on public offering of common units in which we sold 2,800,000 common units to the public at $36.98 per common unit and received net proceeds of $98.2 million. The net proceeds were used to: (i) repay all its borrowings under our revolving credit facility, which were approximately $59.3 million on November 20, 2007, (ii) fund approximately $25.1 million of the purchase price for the Penreco acquisition and (iii) to the extent available, for general partnership purposes. The general partner contributed an additional $2.1 million to us to retain its 2% general partner interest.
Contractual Obligations and Commercial Commitments
     Certain of our contractual commitments have materially changed since December 31, 2007. Our long-term debt obligations have materially changed due to our new $385.0 million senior secured term loan credit facility as compared to total long-term debt of $39.9 million as of December 31, 2007. Our operating lease obligations have materially changed due to our acquisition of Penreco on January 3, 2008, which had a substantial amount of railcar leases. A summary of these contractual cash obligations as of March 31, 2008, is as follows:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt obligations	$384,038	$3,850	$7,700	$7,700	$364,788
Capital lease obligations	2,895	942	1,365	588	—
Operating lease obligations(1)	51,207	12,996	19,719	11,942	6,550

Total obligations	$438,140	$17,788	$28,784	$20,230	$371,338

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through September 2015.
     In order to complete the Shreveport refinery expansion project, we currently anticipate that we will incur additional capital expenditures of approximately $30 million.
Critical Accounting Policies and Estimates
Employee Benefit Plans
     We estimate the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other inputs, and rely on actuarial estimates to assess the future potential liability and funding requirements of the Company’s pension and postretirement plans. We measure our benefit obligation on December 31. See Note 11 to the unaudited condensed consolidated financial statements for further discussion of the specific assumptions made in the estimation of the net periodic benefit costs and benefit obligations.
     We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors. An increase or decrease by one percentage point in the assumed health-care cost trend rates would not have a material effect on the benefit obligation and service and interest cost components of benefit costs for our other benefit plans as of December 31, 2007.

Fair Value of Financial Instruments
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the condensed consolidated balance sheets. The Company utilized third party valuations and published market data to determine the fair value of these derivatives and thus does not directly rely on market indices. The Company performs an independent verification of the third party valuation statements to validate inputs for reasonableness and completes a comparison of implied crack spread mark-to-markets amongst its counterparties.
     The Company’s derivative instruments, consisting of derivative assets and derivative liabilities of $114.8 million as of March 31, 2008, are valued using unobservable inputs, which is a Level 3 fair value measurement under SFAS 157. The Company’s derivative instruments are the only assets and liabilities measured at fair value as of March 31, 2008. The Company recorded unrealized gains of derivative instruments and realized losses on derivative instruments of $3.6 million and $2.9 million, respectively, on its derivative instruments for the three months ended March 31, 2008. The decrease in the fair market value of our outstanding derivative instruments from a net liability of $57.5 million as of December 31, 2007 to a net liability of $114.8 million as of March 31, 2008 was primarily due to increases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins. The Company believes that the fair values of its derivative instruments may diverge materially from the amounts currently recorded to fair value at settlement due to the volatility of commodity prices.
     Holding all other variables constant, we expect a $1 increase in these commodity prices would change our recorded mark-to market valuation by the following amounts based upon the volume hedged as of March 31, 2008:

In millions
Crude oil swaps	$24.7
Diesel swaps	$(15.3)
Gasoline swaps	$(9.2)
Crude oil collars	$0.6
Natural gas swaps	$0.2
     The Company enters into crude oil, gasoline, and diesel hedges to hedge an implied crack spread. Therefore, any increase in crude swap mark-to-markets due to changes in commodity prices will generally be accompanied by a decrease in gasoline and diesel swap mark-to-markets.
Recent Accounting Pronouncements
     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, natural gas and interest rates, and investments associated with the Company’s Non-Contributory Defined Benefit Plan (Pension Plan).
     The Company’s derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. These contracts include both swaps as well as different types of option contracts. See Note 8 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts for crude oil, natural gas and interest rates are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company determines the value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally volatility), the Company has categorized these option contracts as Level 3. In addition to these option contracts, the Company determines the value of its diesel and gasoline contracts using certain unobservable inputs in forward years (principally no observable forward curve). Thus, these swaps are categorized as Level 3. The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.
     All settlements from derivative contracts that are deemed “effective” as defined in SFAS 133, are included in sales for gasoline and diesel derivatives, cost of sales for crude oil and natural gas derivatives and interest expense for interest rate derivatives in the period that the underlying fuel is consumed in operations. Any “ineffectiveness” associated with these derivative contracts, as defined in SFAS 133, are recorded in earnings immediately in unrealized gain/(loss) on derivative instruments. See Note 8 for further information on SFAS 133 and hedging.
     In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. We adopted the Position on January 1, 2008 and the adoption did not have a material effect on our financial position, results of operations, or cash flows.
     In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (the “Statement”). The Statement applies to the financial accounting and reporting of business combinations. The Statement is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We anticipate that the Statement will not have a material effect on our financial position, results of operations, or cash flows.
     In March 2008, FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We currently provide an abundance of information about our hedging activities and use of derivatives in our quarterly and annual filings with the SEC, including many of the disclosures contained within SFAS 161. Thus, we currently do not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided
     In March 2008, the FASB issued Emerging Issues Task Force Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (EITF 07-4). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay the IDR. EITF 07-4 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by actual distributions and the resulting net loss be allocated to capital accounts as specified in our partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. We anticipate that EITF 07-4 will not have a material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.
     We are exposed to market risk from fluctuations in interest rates. As of March 31, 2008, we had approximately $384.0 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of March 31, 2008 would be expected to have an impact on net income and cash flows for 2008 of approximately $3.84 million.
     We have a $375.0 million revolving credit facility as of March 31, 2008, bearing interest at the prime rate or LIBOR, at our option. We had no borrowings outstanding under this facility as of March 31, 2008.
Commodity Price Risk
     Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.
Crude Oil Price Volatility
     We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $12.0 million and our fuel product segment cost of sales by $10.2 million on an annual basis based on our results for the three months ended March 31, 2008.
Crude Oil Hedging Policy
     Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can generally take into account the cost of crude oil in setting our specialty products prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments, which can include both swaps and options, generally executed in the over-the-counter (OTC) market. Our policy is generally to enter into crude oil derivative contracts that match our expected future cash out flows for up to 70% of our anticipated crude oil purchases related to our specialty products production. The tenor of these positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. Our fuel products sales are based on market prices at the time of sale. Accordingly, in conjunction with our fuel products hedging policy discussed below, we enter into crude oil derivative contracts for up to five years and no more than 75% of our fuel products sales on average for each fiscal year.
Natural Gas Price Volatility
     Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.4 million on an annual basis based on our results for the three months ended March 31, 2008.
Natural Gas Hedging Policy
     We enter into derivative contracts to manage our exposure to natural gas prices. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months with time to expiration not to exceed three years.

Fuel Products Selling Price Volatility
     We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1.00 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our fuel products segment sales by $9.9 million on an annual basis based on our results for the three months ended March 31, 2008.
Fuel Products Hedging Policy
     In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, our policy is generally to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuels product margins for a rolling period of 1 to 12 months forward for at least 60% and no more than 90% of our anticipated fuels production, and for a rolling 13 to 24 months forward for at least 50% and no more than 90% of our anticipated fuels production.
     The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. The decrease in the fair market value of our outstanding derivative instruments from a net liability of $57.5 million as of December 31, 2007 to a net liability of $114.8 million as of March 31, 2008 was primarily due to increases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins. Please read “Derivatives” in Note 7 to our unaudited condensed consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.
Existing Commodity Derivative Instruments
     The following tables provide information about our derivative instruments related to our fuel products segment as of March 31, 2008:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	2,184,000	24,000	67.87
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,279,000	6,244	70.13

Totals	24,482,000
Average price			$67.12

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	1,319,500	14,500	82.81
Third Quarter 2008	1,334,000	14,500	81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,823,500	4,996	83.28

Totals	15,301,000
Average price			$81.17

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	864,500	9,500	76.98
Third Quarter 2008	874,000	9,500	74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	9,181,000
Average price			$74.72
     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Second Quarter 2008	2,184,000	24,000	12.63
Third Quarter 2008	2,208,000	24,000	12.25
Fourth Quarter 2008	2,116,000	23,000	12.42
Calendar Year 2009	8,212,500	22,500	11.43
Calendar Year 2010	7,482,500	20,500	11.20
Calendar Year 2011	2,279,000	6,244	11.49

Totals	24,482,000
Average price			$11.63
     The following tables provide information about our derivative instruments related to our specialty products segment as of March 31, 2008:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
April 2008	300,000	10,000	$74.35	$84.35	$94.35	$104.35
May 2008	248,000	8,000	75.45	85.45	95.45	105.45
June 2008	180,000	6,000	77.20	87.20	97.20	107.20
July 2008	62,000	2,000	74.30	84.30	94.30	104.30
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	912,000
Average price			$75.20	$85.20	$95.20	$105.20
     For April 2008, we had a total of 300,000 barrels hedged with four-way collars using put/call spread contracts. We settled approximately 270,000 barrels of these collars by entering into offsetting collars in March 2008, which yielded proceeds of approximately $1.9 million, or $6.85 per barrel.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	90,000	989	93.50
Third Quarter 2008	46,000	500	100.45
Fourth Quarter 2008	46,000	500	100.45

Totals	182,000
Average Price			$97.01

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	240,000
Average price
		$8.30

     As of May 1, 2008, the Company has added the following derivative instruments to the above transactions for our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Calendar Year 2011	730,000	2,000	98.39

Totals	730,000
Average price			$98.39

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Calendar Year 2011	547,500	1,500	114.90

Totals	547,500
Average price			$114.90

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Calendar Year 2011	182,500	500	104.50

Totals	182,500
Average price			$104.50
     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Calendar Year 2011	730,000	2,000	13.91

Totals	730,000
Average price			$13.91
     As of May 1, 2008, we have added the following derivative instruments to the above transactions for our specialty products segment:

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
June 2008	60,000	2,000	$92.90	$102.90	$112.90	$122.90

Totals	60,000
Average price			$92.90	$102.90	$112.90	$122.90
     For May 2008, we had a total of 248,000 barrels hedged with four-way collars using put/call spread contracts. We settled all of these positions in April 2008 by entering into offsetting collars, which yielded proceeds of approximately $2.3 million, or $9.16 per barrel.

			Average	Average	Average
			Sold Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)
June 2008	180,000	6,000	$109.00	$115.00	$123.00
Third quarter 2008	552,000	6,000	$107.50	$115.50	$123.50

Totals	732,000
Average price			$107.87	$115.38	$123.38

			Average	Average
			Sold Put	Bought Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
Fourth quarter 2008	276,000	3,000	$98.85	$135.00

Totals	276,000
Average price			$98.85	$135.00

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Second Quarter 2008	126,500	1,390	115.78
Totals	126,500
Average Price			$115.78

Natural Gas Swap Contracts by Expiration Dates	MMbtu	$/MMbtu
Third Quarter 2008	160,000	$11.17
Fourth Quarter 2008	240,000	$11.17
First Quarter 2009	240,000	$11.17

Totals	640,000
Average price		$11.17
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
     (b) Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Note 8 “Commitments and Contingencies” in Part I Item 1 “Financial Statements” for a description of our current regulatory matters related to the environment.
Item 1A. Risk Factors
     In addition to the other information included in this Quarterly Report on Form 10-Q and the risk factors reported in our Annual Report on Form 10-K for the period ended December 31, 2007, you should consider the following risk factors in evaluating our business and future prospects. If any of the risks contained in this Quarterly Report or our Annual Report occur, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be materially adversely affected.
     If we continue to experience adverse financial conditions, primarily associated with historically high crude oil costs, we may not be able to maintain compliance with certain financial covenants contained in our credit agreements.
     Compliance with the financial covenants pursuant to our credit agreements is tested quarterly, and as of March 31, 2008, we were in compliance with all financial covenants. We have experienced recent adverse financial conditions primarily associated with historically high crude oil costs, which have negatively affected specialty products gross profit. Also contributing to these adverse financial conditions have been the significant cost overruns and delays in the startup of the Shreveport refinery expansion project. We are taking steps such as increased crude oil price hedging, reductions in working capital and operating cost reductions to ensure that we continue to meet the requirements of our credit agreements and we currently forecast that we will be in compliance in future periods; however, the failure of these steps, continued increases in crude oil costs, difficulties integrating the Penreco acquisition or challenges ramping-up after the Shreveport refinery expansion project may result in non-compliance with certain covenants due to insufficient Adjusted EBITDA and/or higher levels of indebtedness.
     If this occurs, we will enter into discussions with our lenders to either modify the terms of the existing credit facilities or obtain waivers of non-compliance with such covenants in the event we fail to comply with a financial covenant. There can be no assurances of the timing of the receipt of any such modification or waiver, the term or costs associated therewith or our ultimate ability to obtain the relief sought. Our failure to obtain a waiver of non-compliance with certain of the financial covenants or otherwise amend the credit facilities would constitute an event of default under its credit facilities and would permit the lenders to pursue remedies. These remedies could include acceleration of maturity under the credit facilities and limitations or the elimination of our ability to make distributions to its unitholders. If our lenders accelerate maturity under its credit facilities, a significant portion of its indebtedness may become due and payable immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we are unable to make these accelerated payments, our lenders could seek to foreclose on its assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     The following documents are filed as exhibits to this Form 10-Q:

Exhibit
Number	Description
3.1	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P., dated April 15, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No 000-51734)).

10.1	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.2	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.3	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.3	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.4	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Commission on January 10, 2007 (File No 000-51734)).

10.5	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC. The Commission has granted confidential treatment for portions of this exhibit (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)).

10.6	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. The Commission has granted confidential treatment for portions of this exhibit (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)).

10.7	HDW Diesel Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. The Commission has granted confidential treatment for portions of this exhibit (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)).

10.8	Amended Crude Oil Contract, effective April 1, 2008, between Plains Marketing, L.P., as the Seller and Calumet Shreveport Fuels, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No 000-51734)).

10.9	Crude Oil Supply Agreement, effective May 1, 2008, between Legacy Resources Co., L.P., as the Supplier and Calumet Lubricants Co., Limited Partnership, as Customer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).

31.1	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

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
Officer and Secretary of Calumet GP, LLC, general partner of Calumet Specialty Products Partners, L.P.
(Authorized Person and Principal Accounting Officer)

Date: May 9, 2008

Index to Exhibits

Exhibit
Number	Description
3.1	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P., dated April 15, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No 000-51734)).

10.1	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.2	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.3	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.3	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on January 9, 2007 (File No 000-51734)).

10.4	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Commission on January 10, 2007 (File No 000-51734)).

10.5	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC. The Commission has granted confidential treatment for portions of this exhibit (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)).

10.6	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. The Commission has granted confidential treatment for portions of this exhibit (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)).

10.7	HDW Diesel Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer. The Commission has granted confidential treatment for portions of this exhibit (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)).

10.8	Amended Crude Oil Contract, effective April 1, 2008, between Plains Marketing, L.P., as the Seller and Calumet Shreveport Fuels, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No 000-51734)).

10.9	Crude Oil Supply Agreement, effective May 1, 2008, between Legacy Resources Co., L.P., as the Supplier and Calumet Lubricants Co., Limited Partnership, as Customer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).

31.1	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	Section 1350 certification of F. William Grube and R. Patrick Murray, II.