Form 10-Q
period 2008-06-30
Calumet Specialty Products Partners, L.P.
filed 2008-08-11
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 1, 2008, the registrant had 19,166,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — June 30, 2008 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s resulting increases in production levels, (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental liabilities, (iii) the expected purchase price, goodwill, and future benefits and risks of the Penreco acquisition and (iv) future compliance with our debt covenants, as well as other matters discussed in this Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 4, 2008. These risk factors and cautionary statements noted throughout this Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
•	the overall demand for specialty hydrocarbon products, fuels and other refined products;

•	our ability to produce specialty products and fuels that meet our customers’ unique and precise specifications;

•	the impact of crude oil and crack spread price fluctuations and rapid increases or decreases;

•	the results of our hedging and other risk management activities;

•	risks associated with our Shreveport expansion project;

•	difficulties in successfully integrating Penreco;

•	our ability to comply with the financial covenants contained in our credit agreements;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	labor relations;

•	our access to capital to fund expansions or acquisitions and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets or businesses;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit ratings and ability to receive open credit from our suppliers and hedging counterparties;

•	demand for various grades of crude oil and resulting changes in pricing conditions;

•	fluctuations in refinery capacity;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	weather interference with business operations or project construction;

•	fluctuations in the debt and equity markets; and

•	general economic, market or business conditions.
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

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$454	$35
Accounts receivable:
Trade	209,453	109,501
Other	1,924	4,496

	211,377	113,997
Inventories	113,300	107,664
Prepaid expenses and other current assets	3,308	7,588

Total current assets	328,439	229,284
Property, plant and equipment, net	669,353	442,882
Goodwill	48,960	—
Other intangible assets, net	55,532	2,460
Other noncurrent assets, net	11,046	4,231

Total assets	$1,113,330	$678,857

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$253,894	$167,977
Accrued salaries, wages and benefits	7,032	2,745
Taxes payable	8,188	6,215
Other current liabilities	6,951	4,882
Current portion of long-term debt	4,792	943
Derivative liabilities	132,328	57,503

Total current liabilities	413,185	240,265
Pension and postretirement benefit obligations	4,672	—
Long-term debt, less current portion	384,835	38,948

Total liabilities	802,692	279,213
Commitments and contingencies
Partners’ capital:
Common unitholders (19,166,000 units issued and outstanding)	389,670	375,925
Subordinated unitholders (13,066,000 units issued and outstanding)	33,034	43,996
General partner’s interest	18,404	19,364
Accumulated other comprehensive loss	(130,470)	(39,641)

Total partners’ capital	310,638	399,644

Total liabilities and partners’ capital	$1,113,330	$678,857

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)		(In thousands, except per unit data)
Sales	$671,220	$421,726	$1,265,943	$772,839
Cost of sales	610,338	361,255	1,170,227	657,333

Gross profit	60,882	60,471	95,716	115,506
Operating costs and expenses:
Selling, general and administrative	9,419	6,435	17,671	11,834
Transportation	21,169	14,048	45,029	27,617
Taxes other than income taxes	1,007	884	2,062	1,796
Other	341	162	564	342

Operating income	28,946	38,942	30,390	73,917
Other income (expense):
Interest expense	(8,536)	(1,113)	(13,702)	(2,128)
Interest income	107	569	323	1,559
Debt extinguishment costs	(373)	—	(898)	—
Realized gain (loss) on derivative instruments	2,526	(4,052)	(351)	(5,788)
Unrealized gain (loss) on derivative instruments	13,456	3,285	17,025	(1,492)
Gain on sale of mineral rights	5,770	—	5,770	—
Other	63	42	18	(136)

Total other income (expense)	13,013	(1,269)	8,185	(7,985)

Net income before income taxes	41,959	37,673	38,575	65,932
Income tax expense	151	255	159	305

Net income	$41,808	$37,418	$38,416	$65,627

Minimum quarterly distribution to common unitholders	(8,625)	(7,365)	(17,250)	(14,730)
General partner’s incentive distribution rights	(10,658)	(9,353)	(10,658)	(14,102)
General partner’s interest in net income	(326)	(297)	(258)	(594)
Common unitholders’ share of net income in excess of minimum quarterly distribution	(9,704)	(8,076)	(9,704)	(13,592)

Subordinated unitholders’ interest in net income	$12,495	$12,327	$546	$22,609

Basic and diluted net income per limited partner unit:
Common	$0.96	$0.94	$1.41	$1.73
Subordinated	$0.96	$0.94	$0.05	$1.73
Weighted average limited partner common units outstanding — basic	19,166	16,366	19,166	16,366
Weighted average limited partner subordinated units outstanding — basic	13,066	13,066	13,066	13,066
Weighted average limited partner common units outstanding — diluted	19,166	16,368	19,166	16,368
Weighted average limited partner subordinated units outstanding — diluted	13,066	13,066	13,066	13,066
Cash distributions declared per common and subordinated unit	$0.45	$0.63	$1.08	$1.23
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners' Capital
	Comprehensive	General	Limited Partners
	Loss	Partner	Common	Subordinated	Total
			(In thousands)
Balance at December 31, 2007	$(39,641)	$19,364	$375,925	$43,996	$399,644
Comprehensive loss:
Net income		768	34,499	3,149	38,416
Cash flow hedge loss reclassified to net income	5,140	—	—	—	5,140
Change in fair value of cash flow hedges	(95,969)	—	—	—	(95,969)

Comprehensive loss					(52,413)
Common units repurchased for phantom unit grants			(115)		(115)
Amortization of phantom units		—	61	—	61
Distributions to partners		(1,728)	(20,700)	(14,111)	(36,539)

Balance at June 30, 2008	$(130,470)	$18,404	$389,670	$33,034	$310,638

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Operating activities
Net income	$38,416	$65,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,193	7,454
Amortization of turnaround costs	737	1,862
Non-cash debt extinguishment costs	898	—
Unrealized (gain) loss on derivative instruments	(17,025)	1,492
Gain on sale of mineral rights	(5,770)	—
Other non-cash activities	1,194	47
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(55,896)	(29,787)
Inventories	60,756	8,534
Prepaid expenses and other current assets	4,350	838
Derivative activity	1,021	101
Intangible assets	(1,437)	—
Other noncurrent assets	990	(4,238)
Accounts payable	56,903	31,207
Accrued salaries, wages and benefits	(1,393)	(1,374)
Taxes payable	1,973	873
Other current liabilities	(205)	(520)

Net cash provided by operating activities	111,705	82,116
Investing activities
Additions to property, plant and equipment	(152,547)	(103,109)
Acquisition of Penreco, net of cash acquired	(269,118)	—
Proceeds from sale of mineral rights	6,065	—
Proceeds from disposal of property, plant and equipment	—	49

Net cash used in investing activities	(415,600)	(103,060)
Financing activities
Proceeds from borrowings, net — revolving credit facility	18,969	27
Repayments of borrowings — prior term loan credit facility	(30,099)	(250)
Proceeds from borrowings, net — new term loan credit facility	367,600	—
Debt issuance costs	(9,633)	—
Repayments of borrowings — new term loan credit facility	(7,990)	—
Change in bank overdraft	2,121	—
Purchase of common units for phantom unit grants	(115)	—
Distributions to partners	(36,539)	(37,346)

Net cash provided by (used in) financing activities	304,314	(37,569)

Net increase (decrease) in cash	419	(58,513)
Cash at beginning of period	35	80,955

Cash at end of period	$454	$22,442

Supplemental disclosure of cash flow information
Interest paid	$14,645	$4,087

Income taxes paid	$13	$100

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except operating, unit, per unit and per barrel data)
1. Partnership Organization and Basis of Presentation
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries were contributed to Calumet. On July 5, 2006 and November 20, 2007, the Partnership completed follow-on public offerings of its common units. As of June 30, 2008, Calumet had 19,166,000 common units, 13,066,000 subordinated units, and 657,796 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. On January 3, 2008 the Company closed on the acquisition of Penreco, a Texas general partnership, for approximately $269,118. See Note 4 for further discussion of this acquisition. As a result, the assets and liabilities previously held by Penreco and results of the operation of these assets are included within the Company’s unaudited condensed consolidated balance sheet as of June 30, 2008 and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. Calumet owns facilities located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 4, 2008.
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
     In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently provides an abundance of information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within SFAS 161. Thus, the Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

     In March 2008, FASB issued Emerging Issues Task Force Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. EITF 07-4 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impacts of EITF 07-4.
3. Inventories
     The cost of inventories is determined using the last-in, first-out (“LIFO”) method. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$11,281	$20,887
Work in process	39,329	21,325
Finished goods	62,690	65,452

	$113,300	$107,664

     The replacement cost of these inventories, based on current market values, would have been $144,100 and $107,885 higher at June 30, 2008 and December 31, 2007, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded a reduction to cost of sales of $60,224 and $777, respectively, in the unaudited condensed consolidated statements of operations due to the liquidation of lower cost inventory layers as a result of the Company’s working capital reduction initiative. For the six months ended June 30, 2008 and 2007, the Company recorded a reduction to cost of sales of $69,344 and $1,095, respectively, in the unaudited condensed consolidated statements of operations due to the liquidation of lower cost inventory layers.
4. Acquisition of Penreco
     On January 3, 2008 the Company closed on the acquisition of Penreco, a Texas general partnership, for $269,118, net of the cash balance in Penreco’s accounts at closing. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly-refined products and specialty solvents, including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition included facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company.
     The Company believes that this acquisition will provide several key strategic benefits, including market synergies within its solvents and lubricating oil product lines as well as additional operational and logistical flexibility. The acquisition will also broaden the Company’s customer base and give the Company access to new markets.
     As a result of the acquisition, the assets and liabilities previously held by Penreco and results of the operation of these assets have been included in the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of operations since the date of acquisition. The unaudited pro forma summary results of operations for the three and six months ended June 30, 2007 below combine the results of operations of Calumet and Penreco as if the acquisition had occurred on January 1, 2007.

	For the Three	For the Six Months
	Months Ended	Ended
	June 30, 2007	June 30, 2007
	(Unaudited)	(Unaudited)
Sales	$526,328	$976,352
Net income	$42,260	$77,587
Basic and diluted net income per limited partner unit	$1.03	$1.94
     The Company is negotiating the final settlement with ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation for working capital adjustments which is unlikely to result in a material change to the purchase price. The Company recorded $48,960 of goodwill as a result of this acquisition, all of which was recorded within the Company’s specialty products segment. The preliminary allocation of the aggregate purchase price, which is preliminary pending the working capital adjustment and the finalization of fair value appraisals of assets acquired, is as follows:

Accounts receivable	42,049
Inventories	66,392
Prepaid expenses and other current assets	70
Property, plant and equipment	91,790
Other noncurrent assets	288
Intangibles	58,604
Goodwill	48,960
Accounts payable	(29,014)
Other current liabilities	(5,833)
Other noncurrent liabilities	(4,188)

Total purchase price, net of cash acquired	$269,118

     The components of intangible assets listed in the table above as of January 3, 2008, based upon a preliminary appraisal, were as follows:

	Amount	Life
Customer relationships	$27,998	20
Supplier agreements	21,341	4
Patents	1,573	12
Non-competition agreements	5,732	5
Distributor agreements	1,960	3

Total	$58,604
Weighted average amortization period		12
     The Company formulated its plan associated with the involuntary termination of certain Penreco employees and had accrued $1,901 for such costs, all of which have been included in the acquisition cost allocation. The majority of affected employees had been terminated as of June 30, 2008, with the remaining affected employees terminated in early July 2008. For the three and six months ended June 30, 2008, the Company paid $941 and $1,714, respectively, of termination benefits against the liability and has $187 of remaining liability for termination costs, all of which were recorded in connection with the acquisition.
5. Sale of Mineral Rights
     In June 2008, the Company received one-time lease bonuses of $6,065 associated with the lease of mineral rights on the real property at the Shreveport and Princeton refineries to an unaffiliated third party which have been accounted for as a sale. The Company has retained a royalty interest in any future production associated with these mineral rights. As a result of these transactions, the Company recorded a gain of $5,770 in other income (expense) in the unaudited condensed consolidated statements of operations. Under the New Term Loan agreement, cash proceeds resulting from the disposition of property, plant and equipment must be used as a mandatory prepayment of the New Term Loan. As a result, the Company made a prepayment of $6,065 in June 2008 on the New Term Loan.
6. Shreveport Refinery Expansion
     As of December 31, 2007, the Company had invested $254,414 in its Shreveport refinery expansion project. Through June 30, 2008, the Company has invested an additional $115,550 for a total of $369,964 in its Shreveport refinery expansion project. The project was completed and operational in May 2008. The total cost of the Shreveport refinery expansion project is approximately $375,000.
     Additionally, for the year ended December 31, 2007 and the six months ended June 30, 2008, the Company had invested $65,633 and $32,190, respectively, in the Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development.

7. Goodwill and Intangible Assets
     The Company has preliminarily recorded $48,960 of goodwill as a result of the Penreco acquisition, all of which is recorded within the Company’s specialty products segment. The Company had none recorded as of December 31, 2007.
     Intangible assets consist of the following:

		June 30, 2008		December 31, 2007
	Weighted	Gross	Accumulated	Gross	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
Customer relationships	20	$30,274	$(4,267)	$2,276	$(2,165)
Supplier agreements	4	21,341	(3,745)	—	—
Patents	12	1,573	(156)	—	—
Non-competition agreements	5	5,732	(384)	—	—
Distributor agreements	3	1,960	(368)	—	—
Royalty agreements	19	4,116	(544)	2,680	(331)

	12	$64,996	$(9,464)	$4,956	$(2,496)

     Intangible assets associated with supplier agreements, non-competition agreements, patents and distributor agreements are being amortized using the discounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows based upon an assumed rate of annual customer attrition. For the three and six months ended June 30, 2008, the Company recorded amortization expense of intangible assets of $4,366 and $6,968, respectively, as compared to $242 and $476 for the three and six months ended June 30, 2007. The Company estimates that amortization of intangible assets will be $6,746 for the remainder of 2008, with annual amortization of $11,279, $8,703, $6,901, and $5,671 for the years ended December 31, 2009, 2010, 2011, and 2012, respectively.
8. Fair Value of Financial Instruments
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. In February 2008, the FASB agreed to defer for one year the effective date of SFAS 157 for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
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
     As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, natural gas and interest rates, and investments associated with the Company’s Non-Contributory Defined Benefit Plan (“Pension Plan”).
     The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. These contracts include both swaps as well as different types of option contracts. See Note 9 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts for crude oil, natural gas and interest rates are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally volatility), the Company has categorized these option contracts as Level 3. In addition to these option contracts, the Company determines the value of its diesel and gasoline swap contracts using certain unobservable inputs in forward years (principally no observable forward curve). Thus, these swap contracts are categorized as Level 3.

     The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Crude oil swaps	$—	$1,567,772	$—	$1,567,772
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Natural gas swaps	—	2,988	—	2,988
Crude oil options	—	—	8,824	8,824

Pension plan investments	18,142	—	—	18,142

Total assets at fair value	$18,142	$1,570,760	$8,824	$1,597,726

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	(554,549)	(554,549)
Diesel swaps	—	—	(1,154,934)	(1,154,934)
Natural gas swaps	—	—	—	—
Crude oil options	—	—	—	—
Interest rate swaps	—	(2,429)	—	(2,429)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$(2,429)	$(1,709,483)	$(1,711,912)

     The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2008:

Derivative
Instruments, Net
Fair value at January 1, 2008	$(600,051)
Realized losses	6,538
Unrealized gains (losses)	12,441
Comprehensive income (loss)	(1,270,829)
Purchases, issuances and settlements	151,242
Transfers in (out) of Level 3	—

Fair value at June 30, 2008	$(1,700,659)

Total gains or losses included in net income attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of June 30, 2008	$17,025
     All settlements from derivative contracts that are deemed “effective” as defined in SFAS 133, are included in sales for gasoline and diesel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative contracts, as defined in SFAS 133, are recorded in earnings immediately in unrealized gain (loss) on derivative instruments. See Note 9 for further information on SFAS 133 and hedging.
9. Derivatives
     The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. The Company utilized third party valuations and published market data to determine the fair value of these derivatives. The Company considers its derivative instrument valuations to be either Level 2 or Level 3 fair value measurements under SFAS 157 (see Note 8).

     To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital in the condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the unaudited condensed consolidated statements of operations. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging purchases and sales are recorded to cost of sales and sales in the unaudited condensed consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the unaudited condensed consolidated statements of operations.
     For the three months ended June 30, 2008 and 2007, the Company has recorded derivative losses of $133,201 and $9,399, respectively, to sales and a derivative gain of $135,114 and a derivative loss of $7,637, respectively, to cost of sales. For the six months ended June 30, 2008 and 2007, the Company recorded a derivative loss of $196,078 and a derivative gain of $8,398, respectively, to sales and a derivative gain of $198,928 and a derivative loss of $28,596, respectively, to cost of sales. During the three months ended June 30, 2008 and 2007, the Company recorded a gain of $5,109 and $0, respectively, of crude oil collar derivative settlements in realized gain (loss) on derivative instruments due to the derivative transactions not being designated as cash flow hedges. An interest rate swap loss of $37 and $1 for the three months ended June 30, 2008 and 2007, respectively, was recorded to interest expense. An interest rate swap loss of $76 and $2 for the six months ended June 30, 2008 and 2007, respectively, was recorded to interest expense. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations.
     The Company assesses, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the six months ended June 30, 2008 and 2007 were gains of $2,640 and $3,514, respectively, which were recorded to unrealized gain on derivative instruments in the unaudited condensed consolidated statements of operations. The Company recorded the time value on its crude oil collars, which is excluded from the assessment of hedge effectiveness, of a gain of $0 and $692, respectively, to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations, for the six months ended June 30, 2008 and 2007.
     Comprehensive income (loss) for the Company includes the changes in fair value of cash flow hedges that have not been reclassified to net income (loss). Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$41,808	$37,418	$38,416	$65,627
Cash flow hedge (gain) loss reclassified to net income	4,462	230	5,140	(5,221)
Change in fair value of cash flow hedges	(40,387)	(22,045)	(95,969)	(83,899)

Total comprehensive income (loss)	$5,883	$15,603	$(52,413)	$(23,493)

     The effective portion of the hedges classified in accumulated other comprehensive loss is $130,470 as of June 30, 2008 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)
2008	$(12,653)
2009	(56,024)
2010	(45,880)
2011	(16,065)
2012	152

Total	$(130,470)

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
Crude Oil Collar and Swap Contracts -— Specialty Products Segment
     The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives are designated as cash flow hedges of the future purchase of crude oil if they meet the hedge criteria of SFAS 133. The Company’s policy is generally to enter into crude oil derivative contracts that match expected future cash out flows for up to 75% of anticipated crude oil purchases related to specialty products production. Generally, the Company’s policy is that these positions will be short term in nature and expire within three to nine months from execution; however, the Company may execute derivative contracts for up to two years forward if expected future cash flows support lengthening the Company’s position.
     At June 30, 2008, the Company had the following derivatives related to crude oil purchases in the table below, all of which are designated as hedges.

			Average	Average	Average	Average
			Bought Put	Sold Put	Bought Call	Sold Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	122,000
Average price			$74.30	$84.30	$94.30	$104.30
     At June 30, 2008, the Company had the following three-way crude collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these barrels not being designated as hedges, the Company recognized $3,360 of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008.

			Average	Average	Average
			Sold Put	Bought Call	Sold Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)
Third Quarter 2008	1,225,000	13,315	$120.83	$131.14	$139.06
Fourth Quarter 2008	276,000	3,000	$118.00	$137.33	$145.67

Totals	1,501,000
Average price			$120.31	$132.28	$140.28
     At June 30, 2008, the Company had the following two-way crude oil collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these barrels not being designated as hedges, the Company recognized $4,296 of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008.

			Average	Average
			Sold Put	Bought Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
Fourth Quarter 2008	276,000	3,000	$98.85	$135.00

Totals	276,000
Average price			$98.85	$135.00
     At June 30, 2008, the Company had the following crude oil swap derivatives related to crude oil purchases in its specialty products segment, all of which are designated as hedges except for 62,000 barrels in 2008. As a result of certain of these barrels not being designated as hedges, the Company recognized $399 of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	108,000	1,174	$119.55
Fourth Quarter 2008	46,000	500	100.45

Totals	154,000
Average price			$113.85
     At December 31, 2007, the Company had the following derivatives related to crude oil purchases in its specialty products segment, all of which are designated as hedges.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Bought Put	Sold Put	Bought Call	Sold Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
January 2008	248,000	8,000	$67.85	$77.85	$87.85	$97.85
February 2008	232,000	8,000	76.13	86.13	96.13	106.13
March 2008	248,000	8,000	77.63	87.63	97.63	107.63
April 2008	60,000	2,000	74.30	84.30	94.30	104.30
May 2008	62,000	2,000	74.30	84.30	94.30	104.30
June 2008	60,000	2,000	74.30	84.30	94.30	104.30
July 2008	62,000	2,000	74.30	84.30	94.30	104.30
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	1,094,000
Average price			$74.01	$84.01	$94.01	$104.01

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
First Quarter 2008	91,000	1,000	90.92
     Crude Oil Swap Contracts -— Fuel Products Segment
     The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At June 30, 2008, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	3,009,000	8,244	76.98

Totals	23,028,000
Average price			$68.04

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
     Diesel and Jet Fuel Swap Contracts
     At June 30, 2008, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel and Jet Fuel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	1,334,000	14,500	$81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	14,529,000
Average price			$82.29
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
     Gasoline Swap Contracts
     At June 30, 2008, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	874,000	9,500	$74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	638,000	1,748	83.42

Totals	8,499,000
Average price			$75.13
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
     Natural Gas Swap Contracts
     The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. Certain of these swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement with time to expiration not to exceed three years. At June 30, 2008, the Company had the following derivatives related to natural gas purchases, all of which are designated as hedges except for 640,000 Mmbtus. As a result of these barrels not being designated as hedges, the Company recognized $1,678 of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008.

Natural Gas Swap Contracts by Expiration Dates	MMbtus	$/MMbtu
Third Quarter 2008	220,000	$10.38
Fourth Quarter 2008	330,000	$10.38
First Quarter 2009	330,000	$10.38

Totals	880,000
Average price		$10.38
     At December 31, 2007, the Company had the following derivatives related to natural gas purchases, all of which are designated as hedges.

Natural Gas Swap Contracts by Expiration Dates	MMbtus	$/MMbtu
First Quarter 2008	850,000	$8.76
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	1,090,000
Average price		$8.66
     Interest Rate Swap Contracts
     In 2008, the Company entered into a forward swap contract to manage interest rate risk related to its current variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $100,000, $150,000 and $50,000 of the total outstanding term loan indebtedness in 2008, 2009 and 2010, respectively, pursuant to this forward swap contract.

This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 3.37%, 3.09%, and 3.66% per annum in 2008, 2009 and 2010, respectively.
     In 2006, the Company entered into a forward swap contract to manage interest rate risk related to its then existing variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and subsequent refinancing of the remaining term loan balance, this swap contract was not designated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2008, the Company recorded an unrealized (gain) loss on this interest rate swap derivative instrument of $(250) and $3,113, respectively. In the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument by entering into an offsetting interest rate swap which is not designated as a cash flow hedge.
10. Commitments and Contingencies
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
     Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the LDEQ has proposed penalties totaling $391 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) a number of similar matters at the Princeton refinery. The Company anticipates that any penalties that may be assessed due to the alleged violations will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below. The Company has recorded a liability for the proposed penalty within other current liabilities on the condensed consolidated balance sheets. Environmental expenses are recorded within other operating expenses on the unaudited condensed consolidated statements of operations.
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
     Health and Safety
     The Company received an OSHA citation in the fourth quarter of 2007 for various process safety violations at its Shreveport refinery which resulted in a penalty. During the first quarter of 2008, the Company settled this penalty for $100. With the exception of this citation, the Company believes that its operations are in substantial compliance with OSHA and similar state laws.
     Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of June 30, 2008 and December 31, 2007, the Company had outstanding standby letters of credit of $124,999 and $96,676, respectively, under its senior secured revolving credit facility. As of June 30, 2008 and December 31, 2007, the Company had availability to issue letters of credit of $175,001 and $103,324, respectively, under its senior secured revolving credit facility. The Company also had a $50,000 letter of credit outstanding under the senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 4.0%.
11. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
Borrowings under new senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (6.68% at June 30, 2008), interest and principal payments quarterly with borrowings due January 3, 2015, effective interest rate of 8.16%	$377,010	—
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 3.50% (8.74% at December 31, 2007), interest and principal payments quarterly with borrowings due December 2012	—	30,099
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime plus 0.50% (5.50% and 7.25% at June 30, 2008 and December 31, 2007, respectively), interest payments monthly, borrowings due January 2013	25,927	6,958
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly with borrowings due January 2012	2,896	2,834
Less unamortized discount on new senior secured first lien term loan with third-party lenders	(16,206)	—

Total long-term debt	389,627	39,891
Less current portion of long-term debt	4,792	943

	$384,835	$38,948

     The maximum borrowing capacity at June 30, 2008 under the senior secured revolving credit agreement was $335,296, with $184,370 available for additional borrowings based on collateral and specified availability limitations. The amended revolving credit facility has a first priority lien on the Company’s cash, accounts receivable and inventory and a second priority lien on the Company’s fixed assets.
     On January 3, 2008, the Partnership closed a new $435,000 senior secured first lien term loan facility (the “New Term Loan Facility”) which includes a $385,000 term loan (the “New Term Loan”) and a $50,000 prefunded letter of credit facility to support crack spread hedging. In addition, the Company incurred $17.4 million of issuance discount in connection with the New Term Loan Facility. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for general partnership purposes. The New Term Loan bears interest at a rate equal (i) with respect to a LIBOR Loan, the LIBOR Rate plus 400 basis points (as defined in the New Term Loan Facility) and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the New Term Loan Facility). The letter of credit facility to support crack spread hedging bears interest at 4.0%. Lenders under the New Term Loan Facility have a first priority lien on the Company’s fixed assets and a second priority lien on its cash, accounts receivable, inventory and other personal property. The New Term Loan Facility matures in January 2015. The New Term Loan Facility requires quarterly principal payments of $963 until September 30, 2014, with the remaining balance due at maturity on January 3, 2015. In June 2008, the Company received $6,065 associated with the lease of mineral rights on the real property at its Shreveport and Princeton refineries to an unaffiliated third party which have been accounted for as a sale. As a result of these transactions, the Company recorded a gain of $5,770 in other income (expense) in the unaudited condensed consolidated statements of operations. Under the New Term Loan agreement, cash proceeds resulting from the disposition of the Company’s property, plant and equipment must be used as a mandatory prepayment of the New Term Loan. As a result, the Company made a prepayment of $6,065 in June 2008 on the New Term Loan.
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
     The Company has experienced recent adverse financial conditions primarily associated with historically high crude oil costs, which have negatively affected specialty products gross profit. Also contributing to these adverse financial conditions have been the significant cost overruns and delays in the startup of the Shreveport refinery expansion project. Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly, and as of June 30, 2008, the Company was in compliance with all financial covenants. The Company is taking steps to ensure that it continues to meet the requirements of its credit agreements and currently forecasts that it will be in compliance for all future measurement dates. These steps include increasing specialty products sales prices, increased crude oil price hedging for the specialty products segment, reductions in working capital and operating cost reductions.
     While assurances cannot be made regarding its future compliance with these covenants, the Company anticipates that its specialty product pricing strategies, the completed Shreveport refinery expansion project and additional production, continued integration of the Penreco acquisition and other strategic initiatives will allow it to maintain compliance with such financial covenants and to continue to improve its Adjusted EBITDA, liquidity and distributable cash flows.
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

     As of June 30, 2008, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2008	$2,628
2009	4,705
2010	4,463
2011	4,424
Thereafter	389,613

Total	$405,833

12. Employee Benefit Plans
     The Company has a noncontributory defined benefit plan (“Pension Plan”) for both those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”) who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition on January 3, 2008. The Company also has a contributory defined benefit postretirement medical plan for both those salaried employees as well as those employees represented by either the International Brotherhood of Teamsters (“IBT”), USW or IUOE who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition, as well as a non-contributory disability plan for those salaried employees who were formerly employees of Penreco (collectively, “Other Plans”). The pension benefits are based primarily on years of service for USW and IUOE represented employees and both years of service and the employee’s final 60 months’ average compensation for salaried employees. The funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents.
     The components of net periodic pension and other post retirement benefits cost for the three and six months ended June 30, 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Other Post		Other Post
	Pension	Retirement	Pension	Retirement
	Benefits	Employee Benefits	Benefits	Employee Benefits
Service cost	$118	$2	$472	$5
Interest cost	301	12	649	25
Expected return on assets	(332)	—	(668)	—

Net periodic pension cost	$87	$14	$453	$30

     In 2008, the Company expects to contribute approximately $1,670 and $114, respectively, to its Pension Plan and Other Plans. During the three and six months ended June 30, 2008, the Company made no contributions to its Pension Plan and Other Plans.

     The benefit obligations, plan assets, funded status, and amounts recognized in the condensed consolidated balance sheets were as follows:

		Other Post
	Pension	Retirement
	Benefits	Employee Benefits
Change in projected benefit obligation (“PBO”):
Benefit obligation at January 3, 2008	$21,421	$910
Service cost	472	5
Interest cost	649	25
Expected return on assets	(668)	—

Benefit obligation at June 30, 2008	$21,874	$940
Fair value of plan assets at January 3, 2008	18,142	—

Funded status—benefit obligation in excess of plan assets	(3,732)	(940)
Reconciliation of funded status:
Funded status—benefit obligation in excess of plan assets	(3,732)	(940)
Unrecognized prior service cost	—	—
Unrecognized loss	—	—

Prepaid (accrued) pension cost	(3,732)	(940)
Accrued benefit obligation	—	—

Net amount recognized on condensed consolidated balance sheet at June 30, 2008	$(3,732)	$(940)

     The accumulated benefit obligation for the Pension Plan and Other Plans was $17,547 as of January 3, 2008. The accumulated benefit obligations for the Pension Plan and Other Plans were less than plan assets by $636 as of January 3, 2008. As of January 3, 2008, the Company had no prior service costs, actuarial gains (losses) or transition gains (losses) recorded in accumulated other comprehensive income (loss).
     The significant weighted average assumptions used for the three and six months ended June 30, 2008 and as of January 3, 2008 were as follows:

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
     The Company’s Pension Plan and Other Plans asset allocations, as of January 3, 2008 by asset category, are as follows:

	Pension	Other Post Retirement
	Benefits	Employee Benefits
Cash	3%	100%
U.S equities	60%	0%
Foreign equities	20%	0%
Fixed income	17%	0%

	100%	100%

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

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of January 3, 2008:

	Pension	Other Post Retirement
	Benefits	Employee Benefits
2008	$527	$114
2009	602	106
2010	711	77
2011	820	90
2012	955	98
2013 to 2017	7,661	347

Total	$11,276	$832

13. Partners’ Capital
     Calumet’s distribution policy is defined in the Partnership Agreement. During the six months ended June 30, 2008 and 2007, the Company made distributions of $36,539 and $37,346, respectively, to its partners.
14. Segments and Related Information
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2008	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$403,984	$267,236	$671,220	$—	$671,220
Intersegment sales	356,020	8,730	364,750	(364,750)	—

Total sales	$760,004	$275,966	$1,035,970	$(364,750)	$671,220

Depreciation and amortization	15,250	—	15,250	—	15,250
Income (loss) from operations	(7,485)	36,431	28,946	—	28,946
Reconciling items to net income:
Interest expense					(8,536)
Interest income					107
Debt extinguishment costs					(373)
Gain on derivative instruments					15,982
Gain on sale of mineral rights					5,770
Other income					63
Income tax expense					(151)

Net income					$41,808

Capital expenditures	$62,273	$—	$62,273	$—	$62,273

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$227,215	$194,511	$421,726	$—	$421,726
Intersegment sales	155,085	8,266	163,351	(163,351)	—

Total sales	$382,300	$202,777	$585,077	$(163,351)	$421,726

Depreciation and amortization	4,775	—	4,775	—	4,775
Income from operations	21,019	17,923	38,942	—	38,942
Reconciling items to net income:
Interest expense					(1,113)
Interest income					569
Loss on derivative instruments					(767)
Other income					42
Income tax expense					(255)

Net income					$37,418

Capital expenditures	$64,912	$—	$64,912	$—	$64,912

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2008	Products	Products	Segments	Eliminations	Total
Sales: External customers	$782,463	$483,480	$1,265,943	$—	$1,265,943
Intersegment sales	613,122	19,780	632,902	(632,902)	—

Total sales	$1,395,585	$503,260	$1,898,845	$(632,902)	$1,265,943

Depreciation and amortization	26,930	—	26,930	—	26,930
Income from operations	(16,544)	46,934	30,390	—	30,390
Reconciling items to net income:
Interest expense					(13,702)
Interest income					323
Debt extinguishment costs					(898)
Gain on derivative instruments					16,674
Gain on sale of mineral rights					5,770
Other income					18
Income tax expense					(159)

Net income					$38,416

Capital expenditures	$152,547	$—	$152,547	$—	$152,547

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2007	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$428,968	$343,871	$772,839	$—	$772,839
Intersegment sales	279,976	16,071	296,047	(296,047)	—

Total sales	$708,944	$359,942	$1,068,886	$(296,047)	$772,839

Depreciation and amortization	9,316	—	9,316	—	9,316
Income from operations	43,592	30,325	73,917	—	73,917
Reconciling items to net income:
Interest expense					(2,128)
Interest income					1,559
Loss on derivative instruments					(7,280)
Other expense					(136)
Income tax expense					(305)

Net income					65,627

Capital expenditures	$106,646	$—	$106,646	$—	$106,646

	June 30,	December 31,
	2008	2007
Segment assets:
Specialty Products	$2,065,466	$1,462,996
Fuel Products	1,228,186	1,019,149

Combined segments	3,293,652	2,482,145
Eliminations	(2,180,322)	(1,803,288)

Total assets	$1,113,330	$678,857

     b. Geographic Information
     International sales accounted for less than 10% of consolidated sales for each of the three and six months ended June 30, 2008 and 2007.
     c. Product Information
     The Company offers products primarily in four general categories consisting of fuels, lubricating oils, waxes , solvents and asphalt and by-products. Fuel products consist of gasoline, diesel and jet fuel. The following table sets forth major product category sales (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Specialty products:
Lubricating oils	$206,672	$124,610
Solvents	112,187	52,344
Waxes	37,189	15,278
Fuels	7,386	14,508
Asphalt and other by-products	40,550	20,475

Total	$403,984	$227,215

Fuel products:
Gasoline	$85,709	$76,306
Diesel	124,120	50,040
Jet fuel	51,709	53,388
By-products	5,698	14,777

Total	$267,236	$194,511

Consolidated sales	$671,220	$421,726

	Six Months Ended June 30,
	2008	2007
Specialty products:
Lubricating oils	$400,594	$241,340
Solvents	225,008	101,375
Waxes	71,344	25,634
Fuels	19,506	26,027
Asphalt and other by-products	66,011	34,592

Total	$782,463	$428,968

Fuel products:
Gasoline	$176,938	$130,298
Diesel	206,393	100,172
Jet fuel	91,618	92,672
By-products	8,531	20,729

Total	$483,480	$343,871

Consolidated sales	$1,265,943	$772,839

     d. Major Customers
     During the three and six months ended June 30, 2008, the Company had one customer, Murphy Oil U.S.A., that represented approximately 13% and 12%, respectively, of consolidated sales due to rising gasoline and diesel prices and increased fuel sales to this customer. No other customer represented 10% or greater of consolidated sales in each of the three months and six months ended June 30, 2008 and 2007.
15. Related Party Transactions
     During the three and six months ended June 30, 2008, the Company had sales of $142 and $537, respectively, to a new related party owned by one of its limited partners. The Company had no sales to this related party in 2007. The related party was a customer of our Dickinson facility, which the Company acquired on January 3, 2008.

     In May 2008, the Company began purchasing all of its crude oil requirements for its Princeton refinery on a just in time basis utilizing a market-based pricing mechanism from Legacy Resources Co., L.P. (“Legacy”). Because Legacy is owned in part by one of the Company’s limited partners, an affiliate of our general partner, and our chief executive officer and president, F. William Grube, the terms of the agreement were reviewed by the conflicts committee of the board of directors of the Company’s general partner, which consists entirely of independent directors. The conflicts committee approved the agreement after determining that the terms of the agreement are fair and reasonable to the Company. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company is approximately 7,000 barrels per day. During the three and six months ended June 30, 2008, the Company had crude oil purchases of $25,894 and $26,337, respectively, from Legacy.
16. Subsequent Events
     On July 15, 2008, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14,800, for the quarter ended June 30, 2008. The distribution will be paid on August 14, 2008 to unitholders of record as of the close of business on August 4, 2008. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59,202, on an annualized basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”). The following discussion analyzes the financial condition and results of operations of Calumet for the three and six months ended June 30, 2008 and 2007. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical unaudited condensed consolidated financial statements and notes of Calumet included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We own plants located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at the Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries are included in our specialty products segment. For the three and six months ended June 30, 2008, approximately 35.3% and 45.8%, respectively, of our gross profit was generated from our specialty products segment and approximately 64.7% and 54.2%, respectively, of our gross profit was generated from our fuel products segment.
     Our fuel products segment began operations in 2004, when we substantially completed the reconfiguration of the Shreveport refinery to add motor fuels production, including gasoline, diesel and jet fuel, to its existing specialty products slate, as well as to increase overall feedstock throughput. The project was fully completed in February 2005. The reconfiguration was undertaken to capitalize on strong fuels refining margins, or crack spreads, relative to historical levels, to utilize idled assets, and to enhance the profitability of the Shreveport refinery’s specialty products segment by increasing overall refinery throughput. Further, in the second quarter of 2008 we completed an expansion project at our Shreveport refinery to increase throughput capacity and feedstock flexibility. Please read “—Liquidity and Capital Resources — Capital Expenditures.”
On January 3, 2008, we closed the acquisition of Penreco, a Texas general partnership, for a purchase price of approximately $269.1 million. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition includes facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company. We funded the transaction using a percentage of the proceeds from a public equity offering and a percentage of the proceeds from a new senior secured first lien term loan facility. For further discussion please read “Liquidity and Capital Resources — Debt and Credit Facilities.” The Company believes that this acquisition will provide several key strategic benefits, including market synergies within our solvents and process oil product lines and additional operational and logistics flexibility. The acquisition will also broaden the Company’s customer base and give the Company access to new markets.
     Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
     Historically high crude oil prices have posed significant challenges for us during the last three quarters. We have implemented multiple rounds of specialty product price increases to customers during this volatile period. In addition to our completion of the Shreveport refinery expansion project in May 2008 and the continued integration of this year’s Penreco acquisition, we are working diligently on other strategic initiatives, including increased hedging of specialty products input prices and working capital reductions. For further discussion of our strategic initiatives and our progress on such initiatives during the second quarter of 2008, please read “Liquidity and Capital Resources — Debt and Credit Facilities.” While we are taking steps to mitigate the adverse impact of this environment on our operating results, we can provide no assurances as to the timing or magnitude of any improvement in our operating results and, to the extent we experience continued rapid escalation of crude oil prices, our operating results could be adversely affected.

     As announced on July 15, 2008, we declared a quarterly cash distribution of $0.45 per unit on all outstanding units for the three months ended June 30, 2008. Our general partner determined that maintaining the distribution at $0.45 per unit consistent with the prior quarter was prudent given our current financial condition.
     Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of June 30, 2008, we have hedged approximately 23.0 million barrels of fuel products through December 2011 at an average refining margin of $11.61 per barrel and average refining margins range from a low of $11.20 in 2010 to a high of $12.33 for the remainder of 2008. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our derivative instruments.
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
     Specialty products and fuel products gross profit. Specialty products and fuel products gross profit are important measures of our ability to maximize the profitability of our specialty products and fuel products segments. We define specialty products and fuel products gross profit as sales less the cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which include labor, plant fuel, utilities, contract services, maintenance, depreciation and processing materials. We use specialty products and fuel products gross profit as indicators of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase in selling prices typically lags behind the rising costs of crude oil feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate depending on maintenance activities performed during a specific period.
     In addition to the foregoing measures, we also monitor our selling, general and administrative expenditures, substantially all of which are incurred through our general partner, Calumet GP, LLC.

Three and Six Months Ended June 30, 2008 and 2007 Results of Operations
     The following table sets forth information about our combined refinery operations. Refining production volume differs from sales volume due to changes in inventory.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total sales volume (bpd)(1)	60,374	49,736	59,890	46,586
Total feedstock runs (bpd)(2)	60,702	49,488	58,350	47,465
Facility production (bpd)(3):
Specialty products:
Lubricating oils	12,943	11,495	13,032	10,795
Solvents	8,813	4,994	8,847	5,095
Waxes	1,983	1,337	2,019	1,121
Fuels	843	2,022	1,165	2,080
Asphalt and other by-products	7,171	6,723	6,965	5,885

Total	31,753	26,571	32,028	24,976

Fuel products:
Gasoline	8,304	6,660	8,758	7,245
Diesel	12,826	5,433	10,597	5,281
Jet fuel	5,752	7,962	5,825	7,563
By-products	559	2,255	381	1,724

Total	27,441	22,310	25,561	21,813

Total facility production	59,194	48,881	57,589	46,789

(1)	Total sales volume includes sales from the production of our facilities and sales of inventories.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities The increase in feedstock runs for the three and six months ended June 30, 2008 was primarily due to feedstock runs at our Karns City and Dickinson facilities, which we acquired on January 3, 2008, as well as increased sour crude oil runs at our Shreveport refinery in the second quarter of 2008 due to the startup of the Shreveport refinery expansion.

(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facility. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of end products and volume loss.
     The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read “—Non-GAAP Financial Measures”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)
Sales	$671.2	$421.7	$1,265.9	$772.8
Cost of sales	610.3	361.3	1,170.2	657.3

Gross profit	60.9	60.4	95.7	115.5

Operating costs and expenses:
Selling, general and administrative	9.4	6.4	17.7	11.8
Transportation	21.2	14.0	45.0	27.6
Taxes other than income taxes	1.0	0.9	2.1	1.8
Other	0.4	0.2	0.5	0.4

Operating income	28.9	38.9	30.4	73.9

Other income (expense):
Interest expense	(8.5)	(1.1)	(13.7)	(2.2)
Interest income	0.1	0.6	0.3	1.6
Debt extinguishment costs	(0.4)	—	(0.9)	—
Realized gain (loss) on derivative instruments	2.5	(4.0)	(0.4)	(5.8)
Unrealized gain (loss) on derivative instruments	13.5	3.3	17.0	(1.5)
Gain on sale of mineral rights	5.8	—	5.8	—
Other	0.1	—	0.1	(0.1)

Total other income (expense)	13.1	(1.2)	8.2	(8.0)

Net income before income taxes	42.0	37.7	38.6	65.9
Income taxes	0.2	0.3	0.2	0.3

Net income	$41.8	$37.4	$38.4	$65.6

EBITDA	$65.5	$42.5	$77.8	$75.3

Adjusted EBITDA	$48.0	$43.5	$62.9	$75.9

Non-GAAP Financial Measures
     We include in this Quarterly Report on Form 10-Q the non-GAAP financial measures EBITDA and Adjusted EBITDA, and provide reconciliations of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income	$41.8	$37.4	$38.4	$65.6
Add:
Interest expense and debt extinguishment costs	8.9	1.1	14.6	2.2
Depreciation and amortization	14.6	3.7	24.6	7.2
Income tax expense	0.2	0.3	0.2	0.3

EBITDA	$65.5	$42.5	$77.8	$75.3

Add:
Unrealized (gain) loss from mark to market accounting for hedging activities	$(18.7)	$(2.2)	$(18.2)	$1.5
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	1.2	3.2	3.3	(0.9)

Adjusted EBITDA	$48.0	$43.5	$62.9	$75.9

	Six Months Ended
	June 30,
	2008	2007
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by operating activities:
Adjusted EBITDA	$62.9	$75.9
Add:
Unrealized gain (loss) from mark to market accounting for hedging activities	$18.2	$(1.5)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(3.3)	0.9

EBITDA	$77.8	$75.3

Add:
Interest expense and debt extinguishment costs, net	(12.9)	(2.1)
Unrealized (gain) loss from mark to market accounting for hedging activities	(17.0)	1.5
Income tax expense	(0.2)	(0.3)
Provision for doubtful accounts	0.6	—
Debt extinguishment costs	0.9	—
Changes in assets and liabilities:
Accounts receivable	(55.9)	(29.7)
Inventories	60.8	8.5
Other current assets	4.4	0.8
Derivative activities	1.0	0.1
Accounts payable	56.9	31.2
Other current liabilities	0.4	(1.0)
Other, including changes in noncurrent assets and liabilities	(5.1)	(2.2)

Net cash provided by operating activities	$111.7	$82.1

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Sales. Sales increased $249.5 million, or 59.2%, to $671.2 million in the three months ended June 30, 2008 from $421.7 million in the three months ended June 30, 2007. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2008	2007	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$206.7	$124.6	65.9%
Solvents	112.2	52.3	114.3%
Waxes	37.2	15.3	143.4%
Fuels (1)	7.4	14.5	(49.1)%
Asphalt and by-products (2)	40.5	20.5	98.0%

Total specialty products	$404.0	$227.2	77.8%

Total specialty products volume (in barrels)	2,740,000	2,247,000	21.9%
Fuel products:
Gasoline	$85.7	$76.3	12.3%
Diesel	124.1	50.0	148.0%
Jet fuel	51.7	53.4	(3.1)%
By-products (3)	5.7	14.8	(61.4)%

Total fuel products	$267.2	$194.5	37.4%

Total fuel products sales volumes (in barrels)	2,754,000	2,279,000	20.8%
Total sales	$671.2	$421.7	59.2%

Total sales volumes (in barrels)	5,494,000	4,526,000	21.4%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley, Shreveport, Karns City, and Dickinson facilities.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $249.5 million increase in sales resulted from a $176.8 million increase in sales in the specialty products segment and a $72.7 million increase in sales in the fuel products segment.
     Specialty products segment sales for the three months ended June 30, 2008 increased $176.8 million, or 77.8%, primarily due to a 21.9% increase in sales volume, from approximately 2.2 million barrels in the second quarter of 2007 to 2.7 million barrels in the second quarter of 2008, primarily due to an additional 0.6 million barrels of sales volume of lubricating oils, solvents and waxes from our Karns City and Dickinson facilities acquired on January 3, 2008 in the Penreco acquisition. Sales volume for our other refineries decreased by approximately 4.2%, primarily due to a decrease in fuels sold in our specialty products segment due to lower production at our Princeton refinery. Specialty segment sales were also positively affected by a 37.0% increase in the average selling price per barrel of specialty products from our other refineries as compared to the prior period, primarily driven by price increases for lubricating oils and solvents. Average selling prices per barrel for specialty products increased at rates below the overall 88.2% increase in our cost of crude oil per barrel over the prior period as we were unable to increase selling prices at a rate comparable to the increase in the cost of crude oil.
     Fuel products segment sales for the three months ended June 30, 2008 increased $72.7 million, or 37.4%, primarily due to a 62.5% increase in the average selling price per barrel for fuel products as compared to a 86.9% increase in the average cost of crude oil primarily driven by increases in diesel and jet fuel sales prices due to market conditions. During the quarter, we experienced a decline in fuel products refining margins as market prices for our fuel products did not keep pace with the rising cost of crude oil. Fuel products sales were also positively affected by a 20.8% increase in fuel products sales volume, from approximately 2.3 million barrels in the second quarter of 2007 to approximately 2.8 million barrels in the second quarter of 2008, primarily driven by gasoline and diesel sales volume. The increase in gasoline and diesel sales volume was primarily due to the startup of the Shreveport refinery expansion project in the second quarter of 2008. These increases in sales due to pricing and volume were partially offset by increased derivative losses of $123.8 million on our fuel products hedges in the second quarter of 2008 as compared to the same period in the prior year.

     Gross Profit. Gross profit increased $0.4 million, or 0.7%, to $60.9 million for the three months ended June 30, 2008 from $60.5 million for the three months ended June 30, 2007. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended June 30,
	2008	2007	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$21.5	$40.6	(47.0)%
Percentage of sales	5.3%	17.9%
Fuel products	$39.4	$19.9	97.9%
Percentage of sales	14.7%	10.2%
Total gross profit	$60.9	$60.5	0.7%
Percentage of sales	9.1%	14.3%
     This $0.4 million increase in total gross profit includes a decrease in gross profit of $19.1 million in the specialty products segment and a $19.5 million increase in gross profit in the fuel products segment.
     The decrease in the specialty products segment gross profit was primarily due to the rising cost of crude oil as we were unable to increase selling prices at a rate comparable to increases in crude oil costs. Excluding sales resulting from the Penreco acquisition, the average cost of crude oil increased by approximately 88.2% from the second quarter of 2007 to the second quarter of 2008 while the average selling price per barrel of our specialty products increased by only 37.0%, primarily driven by price increases in lubricating oils and solvents. Specialty products segment gross profit was also positively affected by increased derivative gains of $10.8 million in the second quarter of 2008 as compared to the same period in the prior year. In addition, we recognized lower cost of sales of $49.8 million in the second quarter of 2008 from the same period in the prior year in our specialty products segment from the liquidation of lower cost inventory layers as a result of the Company’s working capital reduction initiative. Specialty products gross profit was also negatively affected by increased operating costs, primarily driven by plant fuel.
     The increase in fuel products segment gross profit was primarily due to a 20.8% increase in fuel products sales volume, from approximately 2.3 million barrels in the second quarter of 2007 to approximately 2.8 million barrels in the second quarter of 2008, primarily driven by gasoline and diesel sales volume. The increase in diesel sales volume was primarily due to the startup of the Shreveport refinery expansion project in the second quarter of 2008. The increase due to sales volume was partially offset by the rising cost of crude oil outpacing increases in the selling price per barrel of our fuel products. The average cost of crude oil increased by approximately 86.9% from the second quarter of 2007 to the second quarter of 2008 while the average selling price per barrel of our fuel products increased by only 62.5%, primarily driven by gasoline and diesel selling prices due to market conditions. Fuel products segment gross profit was also positively affected by decreased derivative losses of $8.1 million in the second quarter of 2008 as compared to the same period in the prior year. In addition, during the second quarter of 2008 we recognized lower cost of sales of $9.6 million compared to the same period in the prior year in our fuel products segment from the liquidation of lower cost inventory layers.
     Selling, general and administrative. Selling, general and administrative expenses increased $3.0 million, or 46.4%, to $9.4 million in the three months ended June 30, 2008 from $6.4 million in the three months ended June 30, 2007. This increase is primarily due additional selling, general and administrative expenses associated with the Penreco acquisition, which closed on January 3, 2008, with no similar expenses in the comparable period in the prior year.
     Transportation. Transportation expenses increased $7.1 million, or 50.7%, to $21.2 million in the three months ended June 30, 2008 from $14.0 million in the three months ended June 30, 2007. This increase is primarily related to additional transportation expenses associated with increased sales from the Penreco acquisition, which closed on January 3, 2008, with no similar expenses in the comparable period in the prior year.
     Interest expense. Interest expense increased $7.4 million to $8.5 million in the three months ended June 30, 2008 from $1.1 million in the three months ended June 30, 2007. This increase was primarily due to an increase in indebtedness as a result of our new senior secured term loan facility, which closed on January 3, 2008 which includes a $385.0 million term loan partially used to finance the acquisition of Penreco. This increase was partially offset by an increase in capitalized interest as a result of increased capital expenditures on the Shreveport refinery expansion project.

     Interest income. Interest income decreased $0.5 million to $0.1 million in the three months ended June 30, 2008 from $0.6 million in the three months ended June 30, 2007. This decrease was primarily due to a larger average cash and cash equivalents balance during the second quarter of 2007 as compared to the same period in 2008 due to the utilization of cash for capital expenditures on the Shreveport refinery expansion project.
     Debt extinguishment costs. Debt extinguishment costs increased $0.4 million in the three months ended June 30, 2008 as compared to $0 million in the three months ended June 30, 2007. This increase was primarily due to the repayment of a portion of our new senior secured term loan facility using the proceeds of the sale of mineral rights on our real property at our Shreveport and Princeton refineries.
     Realized gain (loss) on derivative instruments. Realized loss on derivative instruments decreased $6.6 million to a realized gain of $2.5 million in the three months ended June 30, 2008 from a loss of $4.1 million for the three months ended June 30, 2007. This increased gain primarily was the result of the favorable settlement in the second quarter of 2008 of certain derivative instruments not designated as cash flow hedges as compared to 2007, including certain crude collars related to our increased derivative activity in our specialty products segment.
     Unrealized gain (loss) on derivative instruments. Unrealized gain on derivative instruments increased $10.2 million to a $13.5 million gain in the three months ended June 30, 2008 from a $3.3 million loss for the three months ended June 30, 2007. This increase is primarily due to the favorable mark-to-market change for certain crude oil collars in our specialty products segment not designated as cash flow hedges, including crude collars, diesel swaps, and interest rate swaps, in the second quarter of 2008 as compared to 2007.
     Gain on sale of mineral rights. Gain on sale of mineral rights was $5.8 million for the quarter ended June 30, 2008 as compared to $0 million for the quarter ended June 30, 2007. This increase was due to a one-time gain of $5.8 million resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party which has been accounted for as a sale. We have retained a royalty interest in any future production associated with these mineral rights.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Sales. Sales increased $493.1 million, or 63.8%, to $1,265.9 million in the six months ended June 30, 2008 from $772.8 million in the six months ended June 30, 2007. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2008	2007	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$400.6	$241.3	66.0%
Solvents	225.0	101.4	122.0%
Waxes	71.3	25.6	178.3%
Fuels(1)	19.5	26.0	(25.1)%
Asphalt and by-products(2)	66.0	34.6	90.8%

Total specialty products	$782.4	$428.9	82.4%

Total specialty products volume (in barrels)	5,660,000	4,319,000	31.0%
Fuel products:
Gasoline	$176.9	$130.3	35.8%
Diesel	206.4	100.2	106.0%
Jet fuel	91.6	92.7	(1.1)%
By-products(3)	8.6	20.7	(58.8)%

Total fuel products	$483.5	$343.9	40.6%

Total fuel products sales volumes (in barrels)	5,240,000	4,113,000	27.4%
Total sales	$1,265.9	$772.8	63.8%

Total sales volumes (in barrels)	10,900,000	8,432,000	29.3%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $493.1 million increase in sales resulted from a $353.5 million increase in sales by our specialty products segment and a $139.6 million increase in our fuel products segment.
     Specialty products segment sales for the six months ended June 30, 2008 increased $353.5 million, or 82.4%, primarily due to a 31.0% increase in volumes sold, from approximately 4.3 million barrels in the six months ended June 30, 2007 to 5.7 million barrels in the six months ended June 30, 2008 primarily due to an additional 1.3 million barrels of sales volume of lubricating oils, solvents and waxes from our Karns City and Dickinson facilities acquired on January 3, 2008 in the Penreco acquisition. Sales volume for our other refineries increased by 0.9%, primarily due to a decrease in fuels sold in our specialty products segment due to lower production at our Princeton refinery. Specialty products segment sales were also positively affected by a 29.4% increase in the average selling price per barrel as compared to a 77.6% increase in the overall cost of crude per barrel. This increase in the average selling price per barrel was primarily due to sales price increases for lubricating oils and solvents due to market conditions
     Fuel products segment sales for the six months ended June 30, 2008 increased $139.6 million, or 40.6%, primarily due to a 59.0% increase in the average selling price per barrel as compared to a 77.4% increase in the overall cost of crude oil. The increase sales price per barrel was primarily a result of increased commodity prices for diesel and jet fuel. Fuel products segment sales were also positively affected by a 27.4% increase in sales volumes, from approximately 4.1 million barrels in the six months ended June 30, 2007 to 5.2 million barrels in the six months ended June 30, 2008, primarily due to increases in diesel and gasoline sales volume as a result of the startup of the Shreveport refinery expansion project in the second quarter of 2008. The increase due to increased sales volume and sales prices was offset by a $204.5 million increase in derivative losses on our fuel products cash flow hedges recorded in sales.
     Gross Profit. Gross profit decreased $19.8 million, or 17.1%, to $95.7 million for the six months ended June 30, 2008 from $115.5 million for the six months ended June 30, 2007. Gross profit for our specialty and fuel products segments were as follows:

	Six Months Ended June 30,
	2008	2007	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$43.8	$81.4	(46.1)%
Percentage of sales	5.6%	19.0%
Fuel products	$51.9	$34.1	52.1%
Percentage of sales	10.7%	9.9%
Total gross profit	$95.7	$115.5	(17.1)%
Percentage of sales	7.6%	14.9%
     This $19.8 million decrease in total gross profit includes a decrease in gross profit of $37.6 million in our specialty product segment and a $17.8 million increase in gross profit in our fuels product segment.
     The decrease in the specialty products segment gross profit was primarily due to the rising cost of crude oil as we were unable to increase selling prices at a rate comparable to increases in crude oil costs. Excluding sales resulting from the Penreco acquisition, the average cost of crude oil increased by approximately 77.6% from the six months ended June 30, 2007 to the six months ended June 30, 2008 while the average selling price per barrel of our specialty products increased by only 29.4%, primarily driven by price increases in lubricating oils and solvents. These decreases in gross profit were partially offset by the incremental sales volume generated by our Karns City and Dickinson facilities, which were marginally profitable for the six months ended June 30, 2008. Specialty products segment gross profit was also positively affected by increased derivative gains of $19.0 million in the six months ended June 30, 2008 as compared to the same period in the prior year. In addition, we recognized lower cost of sales of $55.5 million in the six months ended June 30, 2008 from the same period in the prior year in our specialty products segment from the liquidation of lower cost inventory layers as a result of the Company’s working capital reduction initiative. Specialty products gross profit was also negatively affected by increased operating costs, primarily driven by plant fuel.
     The increase in fuel products segment gross profit was primarily due to a 27.4% increase in fuel products sales volume, from approximately 4.1 million barrels in the six months ended June 30, 2007 to approximately 5.2 million barrels in the six months ended June 30, 2008, primarily driven by gasoline and diesel sales volume. The increase in gasoline and diesel sales volumes was primarily due to the startup of the Shreveport refinery expansion project in the second quarter of 2008. The increase due to sales volume was partially offset by the rising cost of crude oil outpacing increases in the selling price per barrel of our fuel products. The average cost of crude oil increased by approximately 77.4% from the six months ended June 30, 2007 to the same period in 2008 while the average selling price per barrel of our fuel products increased by only 59.0%, primarily driven by gasoline and diesel selling prices due to market conditions. Fuel products segment gross profit was also positively affected by decreased derivative losses of $4.0 million in the six months ended June 30, 2008 as compared to the same period in the prior year. In addition, during the second quarter of 2008 we recognized lower cost of sales of $12.7 million in the second quarter of 2008 from the same period in the prior year in our fuel products segment from the liquidation of lower cost inventory layers.

     Selling, general and administrative. Selling, general and administrative expenses increased $5.8 million, or 49.3%, to $17.7 million in the six months ended June 30, 2008 from $11.8 million in the six months ended June 30, 2007. This increase is primarily due additional selling, general and administrative expenses associated with the Penreco acquisition, which closed on January 3, 2008, with no similar expenses in the comparable period in the prior year.
     Transportation. Transportation expenses increased $17.4 million, or 63.0%, to $45.0 million in the six months ended June 30, 2008 from $27.6 million in the six months ended June 30, 2007. This increase is primarily related to additional transportation expenses associated with increased sales from the Penreco acquisition, which closed on January 3, 2008, with no similar expenses in the comparable period in the prior year.
     Interest expense. Interest expense increased $11.6 million, or 543.9%, to $13.7 million in the six months ended June 30, 2007 from $2.1 million in the six months ended June 30, 2007. This increase was primarily due an increase in indebtedness as a result of a new senior secured term loan facility, which closed on January 3, 2008 which includes a $385.0 million term loan partially used to finance the acquisition of Penreco. This increase was partially offset by an increase in capitalized interest as a result of increased capital expenditures on the Shreveport refinery expansion project.
     Interest income. Interest income decreased $1.2 million to $0.3 million in the six months ended June 30, 2008 from $1.6 million in the six months ended June 30, 2007. This decrease was primarily due to a larger average cash and cash equivalents balance during the six months ended June 30, 2007 as compared to the same period in 2008 due to the utilization of cash for capital expenditures on the Shreveport refinery expansion project.
     Debt extinguishment costs. Debt extinguishment costs increased $0.9 million in the six months ended June 30, 2008 as compared to $0 million in the six months ended June 30, 2007. This increase was primarily due to the repayment of our prior senior secured term loan facility with a portion of the proceeds of our new senior secured term loan facility, which closed on January 3, 2008. The increase was also the result of the repayment of a portion of our new senior secured term loan facility using the proceeds of the sale of mineral rights on our real property at our Shreveport and Princeton refineries.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $5.4 million to $0.4 million in the six months ended June 30, 2008 from $5.8 million in the six months ended June 30, 2007. This decreased loss was primarily the result of the more favorable settlement of certain derivative instruments not designated as cash flow hedges in the six months ended June 30, 2008 as compared to the same period in 2007, including certain crude collars related to our increased derivative activity in our specialty products segment
     Unrealized gain (loss) on derivative instruments. Unrealized gain on derivative instruments increased $18.5 million, to a gain of $17.0 million in the six months ended June 30, 2008 from a loss of $1.5 million for the six months ended June 30, 2007. This decrease was primarily due to the favorable market change of certain crude oil collars in our specialty products segment not designated as cash flow hedges being recorded to unrealized loss on derivative instruments in the prior year with no similar derivative instruments designated as cash flow hedges during the same period in 2007.
     Gain on sale of mineral rights. Gain on sale of mineral rights was $5.8 million for the six months ended June 30, 2008 as compared to expense of $0 million for the six months ended June 30, 2007. This increase was due to a one-time gain of $5.8 million resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party which has been accounted for as a sale. We has retained a royalty interest in any future production associated with these mineral rights.

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
     The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended
	June 30,
	2008	2007
	(In millions)
Net cash provided by operating activities	$111.7	$82.1
Net cash used in investing activities	$(415.6)	(103.1)
Net cash used in financing activities	$304.3	$(37.6)
     Operating Activities. Operating activities provided $111.7 million in cash during the six months ended June 30, 2008 compared to $82.1 million during the six months ended June 30, 2007. The increase in cash provided by operating activities during the six months ended June 30, 2008 was primarily due to increased working capital reductions of $61.4 million, offset by reduced net income, after adjusting for non-cash items, of $31.8 million. The reduction in working capital of $61.4 million was due primarily to the decrease in inventory and increase in accounts payable outpacing the increase in our accounts receivable as we focused on reducing inventory levels due to the rising cost of crude oil. Net income, after adjustments for non-cash items, decreased by $31.8 million for the six months ended June 30, 2008 from $76.5 million in the same period in 2007 primarily due to the rising cost of crude oil outpacing increases in selling prices of products.
     Investing Activities. Cash used in investing activities increased to $415.6 million during the six months ended June 30, 2008 compared to $103.1 million during the six months ended June 30, 2007. This increase was primarily due to the acquisition of the asset and liabilities of Penreco on January 3, 2008 for $269.1 million, net of cash received, with no similar acquisition activities in the prior year. Cash used in investing activities also increased due to $49.4 million of additional capital expenditures in the six months ended June 30, 2008 over the same period in 2007. The majority of the capital expenditures were incurred at our Shreveport refinery, with $115.6 million related to the Shreveport refinery expansion project incurred in the six months ended June 30, 2008 as compared to $89.5 million incurred during the comparable period in 2007. The remaining increase of $23.3 million primarily relates to various other capital projects at our Shreveport refinery to replace certain, improve efficiency, de-bottleneck certain specialty products operating units and for new product development. The increases in cash used in investing activities for both the purchase of Penreco and capital expenditures were partially offset by $6.1 million of cash proceeds received as a result of selling the mineral rights on our real property at our Shreveport and Princeton refineries to a third party during the second quarter of 2008.
     Financing Activities. Financing activities provided cash of $304.3 million for the six months ended June 30, 2008 compared to using cash of $37.6 million for the six months ended June 30, 2007. This change is primarily due to borrowings under the new senior secured term loan credit facility, which closed on January 3, 2008, along with associated debt issuance costs. A portion of the new term loan proceeds of $385.0 million was used to finance the acquisition of Penreco. The increase was also due to a $18.9 million increase in borrowings on our revolving credit facility, primarily due to spending on the Shreveport refinery expansion project. This increase was offset by a decrease in distributions to partners of $0.8 million.

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

	Six Months Ended
	June 30,
	2008	2007
	(in millions)
Capital improvement	$148.5	$99.1
Replacement capital	2.7	$5.0
Environmental capital	1.3	$2.5

Total	$152.5	$106.6

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
     During 2008 and 2007, we have invested significantly in expanding and enhancing the operations of our Shreveport refinery. We have invested approximately $147.7 million and $102.0 million during the six months ended June 30, 2008 and 2007, respectively. Of these investments during these periods, $205.1 million relates to our Shreveport expansion project. From December 31, 2005 through June 30, 2008, the Company has invested approximately $473.2 million in the Shreveport refinery, of which $370.0 million relates to the Shreveport refinery expansion project.
     The Shreveport expansion project was completed and operational in May 2008. The Shreveport expansion project has increased this refinery’s throughput capacity from 42,000 bpd to 60,000 bpd. For the three months ended June 30, 2008, the Shreveport refinery had total feedstock runs of 41,000 bpd, which represents an increase of approximately 6,000 bpd from the first quarter of 2008. As part of this project, we have enhanced the Shreveport refinery’s ability to process sour crude oil. As of June 30, 2008, we were processing approximately 13,000 bpd of sour crude oil at the Shreveport refinery. In certain operating scenarios where overall throughput is reduced, we expect we will be able to increase sour crude oil throughput rates up to approximately 25,000 bpd. The total cost of the Shreveport refinery expansion project will be approximately $375.0 million, an increase of $25.0 million from our previous estimate. This increase is primarily due to increased construction labor costs to avoid further delays in the project’s completion.
     Additionally, for the year ended December 31, 2007 and the six months ended June 30, 2008, we had invested $65.6 million and $32.2 million, respectively, in our Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development. These expenditures are anticipated to enhance and improve our product mix and operating cost leverage, but will not significantly increase the feedstock throughput capacity of the Shreveport refinery. The remaining expenditures related to these projects are expected to be less than $5.0 million.
     Debt and Credit Facilities
     On January 3, 2008, we repaid all of our indebtedness under our previous senior secured first lien term loan credit facility, entered into new senior secured first lien term loan facility and amended our existing senior secured revolving credit facility. As of June 30, 2008, our credit facilities consist of:
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
     The amended revolving credit facility currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin. This margin is currently at 175 basis points; however, it fluctuates based on measurement of our Consolidated Leverage Ratio discussed below. The amended revolving credit facility has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in January 2013. On June 30, 2008, we had availability on our amended revolving credit facility of $184.4 million, based upon a $335.3 million borrowing base, $125.0 million in outstanding letters of credit, and outstanding borrowings of $25.9 million.
     The new term loan facility, fully drawn at $385.0 million on January 3, 2008, bears interest at a rate of LIBOR plus 400 basis points or prime plus 300 basis points. Each lender under this facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory. Our new term loan facility matures in January 2015. Under the terms of our new term loan facility, we applied a portion of the net proceeds to the acquisition of Penreco. We are required to make mandatory repayments of approximately $1.0 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2008 and ending with the fiscal quarter ending September 30, 2014, with the remaining balance due at maturity on January 3, 2015. In June 2008, we received lease bonuses of $6.1 million associated with the sale of mineral rights on our real property at our Shreveport and Princeton refineries to a non-affiliated third party. As a result of these transactions, we recorded a gain of $5.8 million in other income (expense) in the unaudited condensed consolidated statements of operations. Under the New Term Loan agreement, cash proceeds resulting from the disposition of our property, plant and equipment must be used as a mandatory prepayment of the New Term Loan. As a result, we made a prepayment of $6.1 million in June 2008 on the New Term Loan.
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

     In addition, if at any time that our borrowing capacity under our revolving credit facility falls below $35.0 million, meaning we have available liquidity of less than $35.0 million, we will be required to maintain a Fixed Charge Coverage Ratio of at least 1 to 1 (as of the end of each fiscal quarter). The Fixed Charge Coverage Ratio is defined under our credit agreements to mean the ratio of (a) Adjusted EBITDA minus Consolidated Capital Expenditures minus Consolidated Cash Taxes, to (b) Fixed Charges (as each such term is defined in our credit agreements).
     We have experienced recent adverse financial conditions primarily associated with historically high crude oil costs, which have negatively affected specialty products gross profit. Also contributing to these adverse financial conditions have been the significant cost overruns and delays in the startup of the Shreveport refinery expansion project. Compliance with the financial covenants pursuant to our credit agreements is tested quarterly, and as of June 30, 2008, we were in compliance with all financial covenants. Our ability to maintain compliance with these financial covenants in the quarter ended June 30, 2008 was substantially assisted by both reductions in our inventory levels, which resulted in LIFO inventory gains, and a one-time benefit from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party which have been accounted for as sale. We are taking steps to ensure that we continue to meet the requirements of our credit agreements and currently forecast that we will be in compliance. In addition to continuing to implement multiple specialty product price increases during this volatile period as conditions warrant, these steps include the following:
     Continued Integration of the Penreco Acquisition
     Since the acquisition of Penreco on January 3, 2008, we have implemented multiple price increases for these various specialty product lines to attempt to keep pace with rising feedstock costs. In addition, we have implemented a pricing policy which we believe is more responsive to rising feedstock prices to limit the time between feedstock price increases and product price increases to customers. Calumet is also implementing operational strategies, including using various existing Calumet refinery products as feedstocks in the acquired Penreco plant operations and reducing headcount by approximately 50 employees.
     Increased Crude Oil Price Hedging for Specialty Products Segment
     We remain committed to an active hedging program to manage commodity price risk in both our specialty products and fuel products segments. Due to the current volatility in the crude oil price environment and the impact such volatility has had on our short-term cash flows while our product pricing is adjusted, we are implementing modifications to our hedging strategy to increase the overall portion of input prices for specialty products we have hedged. Specifically, we are targeting to hedge crude oil prices for up to 75% of our specialty products production. We continue to believe that a shorter-term time horizon of hedging crude oil purchases for 3 to 9 months forward for the specialty products segment is appropriate given our ability to increase specialty products prices within this timeframe. During the second quarter of 2008, we settled 1,088,000 barrels of crude oil collar derivative instruments, representing an increase of 360,000 barrels from the first quarter of 2008. As a result of this increased specialty products crude oil hedging activity, we recorded $11.3 million and $5.1 million, respectively, to cost of goods sold and realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Existing Commodity Derivative Instruments” for derivative instruments outstanding as of June 30, 2008.
     Working Capital Reduction
     We are continuing to implement strategies to minimize inventory levels across all of our facilities to reduce working capital needs, especially given the impact of increased crude oil prices on inventories. As an example, effective May 1, 2008, we have entered into a crude oil supply agreement with an affiliate of our general partner to purchase crude oil used at our Princeton refinery on a just-in-time basis, which will significantly reduce crude oil inventory historically maintained for this facility by approximately 200,000 barrels. During the second quarter of 2008, we reduced our overall inventory levels by approximately 600,000 barrels, or approximately 30.0%, from inventory levels as of March 31, 2008.
     Operating Cost Reductions
     We are also continuing to implement operating cost reductions related to several areas including maintenance and utility costs.
     While assurances cannot be made regarding our future compliance with these covenants, we anticipate that our product pricing strategies, our completion of the Shreveport refinery expansion project, continued integration of the Penreco acquisition and other strategic initiatives discussed above will allow us to maintain compliance with such financial covenants and improve our Adjusted EBITDA and distributable cash flows.

     Failure to achieve our anticipated results may result in a breach of certain of the financial covenants contained in our credit agreements. If this occurs, we will enter into discussions with our lenders to either modify the terms of the existing credit facilities or obtain waivers of non-compliance with such covenants. There can be no assurances of the timing of the receipt of any such modification or waiver, the term or costs associated therewith or our ultimate ability to obtain the relief sought. Our failure to obtain a waiver of non-compliance with certain of the financial covenants or otherwise amend the credit facilities would constitute an event of default under our credit facilities and would permit the lenders to pursue remedies. These remedies could include acceleration of maturity under our credit facilities and limitations of the elimination of our ability to make distributions to our unitholders. If our lenders accelerate maturity under our credit facilities, a significant portion of our indebtedness may become due and payable immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we are unable to make these accelerated payments, our lenders could seek to foreclose on our assets.
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
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. We believe we are in compliance with all debt covenants and have adequate liquidity to conduct our business as of June 30, 2008.
Contractual Obligations and Commercial Commitments
     Certain of our contractual commitments have materially changed since December 31, 2007. Our long-term debt obligations have materially changed due to our new $385.0 million senior secured term loan credit facility as compared to total long-term debt of $39.9 million as of December 31, 2007. Our operating lease obligations have materially changed due to our acquisition of Penreco on January 3, 2008, which had a substantial amount of railcar leases. A summary of these contractual cash obligations as of June 30, 2008, is as follows:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt obligations	$377,010	$3,850	$7,700	$7,700	$357,760
Capital lease obligations	2,896	942	1,510	444	—
Operating lease obligations(1)	51,081	13,049	19.869	12,714	5,449

Total obligations	$430,987	$17,841	$29,079	$20,858	$363,209

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through September 2015.

Critical Accounting Policies and Estimates
Fair Value of Financial Instruments
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the condensed consolidated balance sheets. The Company utilized third party valuations and published market data to determine the fair value of these derivatives and thus does not directly rely on market indices. The Company performs an independent verification of the third party valuation statements to validate inputs for reasonableness and completes a comparison of implied crack spread mark-to-market valuations amongst our counterparties.
     The Company’s derivative instruments, consisting of derivative assets and derivative liabilities of $132.3 million as of June 30, 2008, are valued at Level 1, Level 2, and Level 3 fair value measurement under SFAS 157, depending upon the degree by which inputs are observable. The Company’s derivative instruments are the only assets and liabilities measured at fair value as of June 30, 2008. The Company recorded unrealized gains of derivative instruments and realized gains on derivative instruments of $13.5 million and $2.5 million, respectively, on our derivative instruments for the three months ended June 30, 2008. The decrease in the fair market value of our outstanding derivative instruments from a net liability of $57.5 million as of December 31, 2007 to a net liability of $132.3 million as of June 30, 2008 was primarily due to increases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins. The Company believes that the fair values of our derivative instruments may diverge materially from the amounts currently recorded to fair value at settlement due to the volatility of commodity prices.
     Holding all other variables constant, we expect a $1 increase in these commodity prices would change our recorded mark-to market valuation by the following amounts based upon the volume hedged as of June 30, 2008:

In millions
Crude oil swaps	$23.2
Diesel swaps	$(14.5)
Gasoline swaps	$(8.5)
Crude oil collars	$1.9
Natural gas swaps	$0.9
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
     As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, natural gas and interest rates, and investments associated with the Company’s Non-Contributory Defined Benefit Plan (Pension Plan).
     The Company’s derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. These contracts include both swaps as well as different types of option contracts. See Note 8 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts for crude oil, natural gas and interest rates are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company determines the value of our crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from our counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally volatility), the Company has categorized these option contracts as Level 3. In addition to these option contracts, the Company determines the value of our diesel and gasoline contracts using certain unobservable inputs in forward years (principally no observable forward curve). Thus, these swaps are categorized as Level 3. The Company’s investments associated with our Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.
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
     In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We currently provide an abundance of information about our hedging activities and use of derivatives in our quarterly and annual filings with the SEC, including many of the disclosures contained within SFAS 161. Thus, we currently do not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided
     In March 2008, the FASB issued Emerging Issues Task Force Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. EITF 07-4 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by actual distributions and the resulting net loss be allocated to capital accounts as specified in our partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impacts of EITF 07-4.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.
     We are exposed to market risk from fluctuations in interest rates. As of June 30, 2008, we had approximately $402.9 million of variable rate debt. Holding other variables constant (such as debt levels) a one hundred basis point change in interest rates on our variable rate debt as of June 30, 2008 would be expected to have an impact on net income and cash flows for 2008 of approximately $4.0 million.
     We have a $375.0 million revolving credit facility as of June 30, 2008, bearing interest at the prime rate or LIBOR, at our option. We had borrowings of $25.9 outstanding under this facility as of June 30, 2008, bearing interest at the prime rate or LIBOR, at our option.
Commodity Price Risk
     Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.
Crude Oil Price Volatility
     We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $11.3 million and our fuel product segment cost of sales by $11.3 million on an annual basis based on our results for the three months ended June 30, 2008.
Crude Oil Hedging Policy
     Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can generally take into account the cost of crude oil in setting our specialty products prices. We further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments, which can include both swaps and options, generally executed in the over-the-counter (OTC) market. Our policy is generally to enter into crude oil derivative contracts that match our expected future cash out flows for up to 75% of our anticipated crude oil purchases related to our specialty products production. The tenor of these positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. Our fuel products sales are based on market prices at the time of sale. Accordingly, in conjunction with our fuel products hedging policy discussed below, we enter into crude oil derivative contracts for up to five years and no more than 75% of our fuel products sales on average for each fiscal year.
Natural Gas Price Volatility
     Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.4 million on an annual basis based on our results for the three months ended June 30, 2008.
Natural Gas Hedging Policy
     We enter into derivative contracts to manage our exposure to natural gas prices. Our policy is generally to enter into natural gas swap contracts during the summer months for approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months with time to expiration not to exceed three years.

Fuel Products Selling Price Volatility
     We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1.00 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our fuel products segment sales by $11.0 million on an annual basis based on our results for the three months ended June 30, 2008.
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
     The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. The decrease in the fair market value of our outstanding derivative instruments from a net liability of $57.5 million as of December 31, 2007 to a net liability of $132.3 million as of June 30, 2008 was primarily due to increases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins. Please read “Derivatives” in Note 9 to our unaudited condensed consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.
Existing Commodity Derivative Instruments
     The following tables provide information about our derivative instruments related to our fuel products segment as of June 30, 2008:

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	3,009,000	8,244	76.98

Totals	23,028,000
Average price			$68.04

Diesel Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	1,334,000	14,500	$81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	14,529,000
Average price			$82.29

Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	874,000	9,500	$74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	638,000	1,748	83.42

Totals	8,499,000
Average price			$75.13

     The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Third Quarter 2008	2,208,000	24,000	$12.25
Fourth Quarter 2008	2,116,000	23,000	12.42
Calendar Year 2009	8,212,500	22,500	11.43
Calendar Year 2010	7,482,500	20,500	11.20
Calendar Year 2011	3,009,000	8,244	12.08

Totals	23,028,000
Average price			$11.61
     The following tables provide information about our derivative instruments related to our specialty products segment as of June 30, 2008:

			Average	Average	Average	Average
			Bought Put	Sold Put	Bought Call	Sold Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
August 2008	62,000	2,000	74.30	84.30	94.30	104.30
September 2008	60,000	2,000	74.30	84.30	94.30	104.30

Totals	122,000
Average price			$74.30	$84.30	$94.30	$104.30
     At June 30, 2008, the Company had the following three-way crude collar derivatives related to crude oil purchases in our specialty products segment, none of which are designated as hedges. As a result of these barrels not being designated as hedges, the Company recognized $3.4 million of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008.

			Average	Average	Average
			Sold Put	Bought Call	Sold Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)
Third Quarter 2008	1,225,000	13,315	$120.83	$131.14	$139.06
Fourth Quarter 2008	276,000	3,000	$118.00	$137.33	$145.67

Totals	1,501,000
Average price			$120.31	$132.28	$140.28
     At June 30, 2008, the Company had the following two-way crude collar derivatives related to crude oil purchases in our specialty products segment, none of which are designated as hedges. As a result of these barrels not being designated as hedges, the Company recognized $4.3 million of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008.

			Average	Average
			Sold Put	Bought Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
Fourth Quarter 2008	276,000	3,000	$98.85	$135.00
     At June 30, 2008, the Company had the following crude oil swap derivatives related to crude oil purchases in our specialty products segment, all of which are designated as hedges except for 62,000 barrels in 2008. As a result of certain of these barrels not being designated as hedges, the Company recognized $0.4 million of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008.

Crude Oil Swap Contracts by Expiration Dates	Barrels	BPD	($/Bbl)
Third Quarter 2008	108,000	1,174	$119.55
Fourth Quarter 2008	46,000	500	100.45

Totals	154,000
Average price			$113.85
     At June 30, 2008, the Company had the following derivatives related to natural gas purchases, of which 240,000 Mmbtus are designated as hedges. As a result of these barrels not being designated as hedges, the Company recognized $1.7 million of gains in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008.

Natural Gas Swap Contracts by Expiration Dates	MMbtus	$/MMbtu
Third Quarter 2008	220,000	$10.38
Fourth Quarter 2008	330,000	$10.38
First Quarter 2009	330,000	$10.38

Totals	880,000
Average price		$10.38
     As of July 31, 2008, we have added the following derivative instruments to the above transactions for our specialty products segment:

			Average	Average	Average
			Sold Put	Bought Call	Sold Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)
August 2008	186,000	6,000	$127.50	$136.50	$145.17
September 2008	30,000	1,000	100.00	122.00	131.00
October 2008	186,000	6,000	107.13	125.21	134.21
November 2008	150,000	5,000	107.20	125.73	134.73
December 2008	155,000	5,000	107.20	125.73	134.73

Totals	707,000
Average price			$112.22	$128.27	$137.18
     The above three-way crude collar derivatives related to crude oil purchases in our specialty products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
First Quarter 2009	180,000	2,000	$112.05	$145.00
Second Quarter 2009	91,000	1,000	111.45	145.00

Totals	271,000
Average price			$111.85	$145.00
For the third quarter and fourth quarter combined, we had a total of 76,500 barrels hedged of crude oil swaps. We settled all of these positions in July 2008 by entering into offsetting trades, which yielded proceeds of approximately $1.7 million, or $21.65 per barrel.

Natural Gas Swap Contracts by Expiration Dates	MMbtus	$/MMbtu
Third Quarter 2008	100,000	$11.61
Fourth Quarter 2008	50,000	$11.61

Totals	150,000
Average price		$11.61
The Company had the above derivatives related to natural gas purchases, all of which are designated as hedges.
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

     (b) Changes in Internal Controls
     During the fiscal quarter covered by this report, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter covered by this report, we were still in the process of integrating the Penreco acquisition and were incorporating Penreco’s operations as part of our internal controls. For purposes of this evaluation, the impact of this acquisition on our internal controls over financial reporting was excluded. See Note 4 to the unaudited condensed consolidated financial statements included in Item 1 for a discussion of the Penreco acquisition.
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
     Compliance with the financial covenants pursuant to our credit agreements is tested quarterly, and as of June 30, 2008, we were in compliance with all financial covenants. We have experienced recent adverse financial conditions primarily associated with historically high crude oil costs, which have negatively affected specialty products gross profit. Also contributing to these adverse financial conditions have been the significant cost overruns and delays in the startup of the Shreveport refinery expansion project. We are taking steps such as increased crude oil price hedging, reductions in working capital and operating cost reductions to ensure that we continue to meet the requirements of our credit agreements and we currently forecast that we will be in compliance in future periods; however, the failure of these steps, continued increases in crude oil costs, difficulties integrating the Penreco acquisition or challenges ramping-up after the Shreveport refinery expansion project may result in non-compliance with certain covenants due to insufficient Adjusted EBITDA and/or higher levels of indebtedness.
     If this occurs, we will enter into discussions with our lenders to either modify the terms of the existing credit facilities or obtain waivers of non-compliance with such covenants in the event we fail to comply with a financial covenant. There can be no assurances of the timing of the receipt of any such modification or waiver, the term or costs associated therewith or our ultimate ability to obtain the relief sought. Our failure to obtain a waiver of non-compliance with certain of the financial covenants or otherwise amend the credit facilities would constitute an event of default under our credit facilities and would permit the lenders to pursue remedies. These remedies could include acceleration of maturity under the credit facilities and limitations or the elimination of our ability to make distributions to our unitholders. If our lenders accelerate maturity under our credit facilities, a significant portion of our indebtedness may become due and payable immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we are unable to make these accelerated payments, our lenders could seek to foreclose on our assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes the purchases of equity securities by Calumet GP, LLC, the general partner of Calumet, and by certain affiliates of Calumet GP, LLC.

			Total Number of
			Common Units	Maximum Number of
	Total Number of		Purchased as a	Common Units that
	Common Units	Average Price Paid	Part of Publicly	May Yet be
	Purchased	per Common Unit	Announced Plans	Purchased Under Plans
On February 22, 2008 (1)	3,444	$33.26	—	—
From May 15, 2008 to May 23, 2008 (2)	459,000	$14.57	—	—

Total	462,444	$14.71	—	—

(1)	None of the common units were purchased pursuant to publicly announced plans or programs. The common units were purchased through a single broker in open market transactions. A total of 1,824 common units were purchased by Calumet GP, LLC, our general partner, related to the Calumet GP, LLC Long-Term Incentive Plan (the “Plan”). The Plan provides for the delivery of up to 783,960 common units to satisfy awards of phantom units, restricted units or unit options to the employees, consultants or directors of Calumet. Such units may be newly issued by Calumet or purchased in the open market. For more information on the Plan, which did not require approval by our limited partners, refer to Item 11 “Executive and Director Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation — Long-Term, Unit-Based Awards” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	These common unit purchases were made by The Heritage Group, the Maggie Fehsenfeld Trust No. 106, dated December 30, 1974 (for the benefit of Fred Mehlert Fehsenfeld Jr. and his issue), the Irrevocable Intervivos Trust for the Benefit of Fred Mehlert Fehsenfeld Jr. and his issue, dated December 27, 1973, and F. William Grube, all of whom are affiliates of Calumet GP, LLC. These purchases were made through a single broker in open market transactions.
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

10.1
Crude Oil Supply Agreement, effective May 1, 2008, between Legacy Resources Co., L.P. and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).

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

Date: August 11, 2008

Index to Exhibits

Exhibit
Number	Description
3.1
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P., dated April 15, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No 000-51734)).

10.1
Crude Oil Supply Agreement, effective May 1, 2008, between Legacy Resources Co., L.P. and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).

31.1	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	Section 1350 certification of F. William Grube and R. Patrick Murray, II.