Form 10-K
period 2008-12-31
Calumet Specialty Products Partners, L.P.
filed 2009-03-04
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-51734

Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	2911 (Primary Standard Industrial Classification Code Number)	37-1516132 (I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $100.3 million on June 30, 2008, based on $14.36 per unit, the closing price of the common units as reported on the NASDAQ Global Market on such date.

At February 26, 2009, there were 19,166,000 common units and 13,066,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2008 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the information in this annual report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) the Shreveport refinery expansion project’s increases in production levels, (ii) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental and regulatory liabilities, (iii) the future benefits and risks of the Penreco acquisition, (iv) our anticipated levels of use of derivatives to mitigate our exposure to crude oil price changes and fuel products price changes and (v) future compliance with our debt covenants as well as other matters discussed in this Form 10-K that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Annual Report on Form 10-K. The risk factors and other factors noted throughout this Annual Report on Form 10-K could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:

•	the overall demand for specialty hydrocarbon products, fuels and other refined products;

•	our ability to produce specialty products and fuels that meet our customers’ unique and precise specifications;

•	the impact of crude oil and crack spread price fluctuations and rapid increases or decreases, including the impact on our liquidity;

•	the results of our hedging and other risk management activities;

•	our ability to comply with financial covenants contained in our credit agreements;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	labor relations;

•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets or businesses;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit rating and ability to receive open credit lines from our suppliers;

•	demand for various grades of crude oil and resulting changes in pricing conditions;

•	fluctuations in refinery capacity;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	hurricane or other weather interference with business operations;

•	fluctuations in the debt and equity markets;

•	accidents or other unscheduled shutdowns; and

•	general economic, market or business conditions.

Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Our forward looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward looking statement. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Please read Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” We will not update these statements unless securities laws require us to do so.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

References in this Annual Report on Form 10-K to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Partnership,” “the Company,” “we,” “our,” “us” or like terms, when used in a historical context prior to January 31, 2006, refer to the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries of which substantially all such assets and liabilities were contributed to Calumet Specialty Products Partners, L.P. and its subsidiaries upon the completion of our initial public offering. When used in the present tense or prospectively, those terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-K refer to Calumet Lubricants Co., Limited Partnership. The results of operations for the year ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006. References in this Annual Report on Form 10-K to “our general partner” refer to Calumet GP, LLC.

PART I

Items 1 and 2.	Business and Properties

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including unleaded gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products which are allocated to either the specialty products or fuel products segment. For 2008, approximately 73.9% of our gross profit was generated from our specialty products segment and approximately 26.1% of our gross profit was generated from our fuel products segment. The acquisition of Penreco on January 3, 2008 expanded our specialty products offering and customer base. For additional discussion of this acquisition, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition and Refinery Expansion.”

Our operating assets consist of our:

•	Princeton Refinery. Our Princeton refinery, located in northwest Louisiana and acquired in 1990, produces specialty lubricating oils, including process oils, base oils, transformer oils and refrigeration oils that are used in a variety of industrial and automotive applications. The Princeton refinery has aggregate crude oil throughput capacity of approximately 10,000 barrels per day (bpd) and had average daily crude oil throughput of approximately 6,500 bpd for 2008.

•	Cotton Valley Refinery. Our Cotton Valley refinery, located in northwest Louisiana and acquired in 1995, produces specialty solvents that are used principally in the manufacture of paints, cleaners and automotive products. The Cotton Valley refinery has aggregate crude oil throughput capacity of approximately 13,500 bpd and had average daily crude oil throughput of approximately 6,200 bpd for 2008.

•	Shreveport Refinery. Our Shreveport refinery, located in northwest Louisiana and acquired in 2001, produces specialty lubricating oils and waxes, as well as fuel products such as gasoline, diesel and jet fuel. The Shreveport refinery currently has aggregate crude oil throughput capacity of approximately 60,000 bpd subsequent to the completion of a major expansion project in May 2008 and had average daily crude oil throughput of approximately 37,100 bpd for 2008.

•	Karns City Facility. Our Karns City facility, located in western Pennsylvania and acquired in the Penreco acquisition, produces white mineral oils, petrolatums, solvents, gelled hydrocarbons, cable fillers, and natural petroleum sulfonates. The Karns City facility currently has aggregate feedstock throughput capacity of approximately 5,500 bpd for 2008.

•	Dickinson Facility. Our Dickinson facility, located in southeastern Texas and acquired in the Penreco acquisition, produces white mineral oils, compressor lubricants and natural petroleum sulfonates. The Dickinson facility currently has aggregate feedstock throughput capacity of approximately 1,300 bpd for 2008.

•	Distribution and Logistics Assets. We own and operate a terminal in Burnham, Illinois with a storage capacity of approximately 150,000 barrels that facilitates the distribution of product in the Upper Midwest and East Coast regions of the United States and in Canada. In addition, we lease approximately 1,700 railcars to receive crude oil or distribute our products throughout the United States and Canada. We also have approximately 6.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.

Business Strategies

Our management team is dedicated to improving our operations by executing the following strategies:

•	Concentrate on stable cash flows. We intend to continue to focus on businesses and assets that generate stable cash flows. Approximately 73.9% of our gross profit for 2008 was generated by the sale of specialty products, a segment of our business which is characterized by stable customer relationships due to their requirements for highly specialized products. We manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers and by maintaining a shorter-term crude oil hedging program. Dramatic changes in crude oil prices, both increases and decreases, during 2008 did impact the stability of cash flows throughout the year. During the period where crude oil prices rose dramatically, our gross profit was negatively impacted as adjustments to specialty product selling prices did not keep pace with the increases in crude oil prices. During the period where crude oil prices fell dramatically, our gross profit was enhanced as reductions in crude oil prices exceeded downward adjustments to specialty products selling prices. The impacts of this volatility can best be seen in our specialty products segment gross profit on a quarterly basis as it fluctuated from $22.3 million, $21.5 million, $66.1 million and $77.7 million in the first, second, third and fourth quarters of 2008, respectively.

Also, in our fuel products segment, which accounted for 26.1% of our gross profit in 2008, we seek to mitigate our exposure to fuel products margin volatility by maintaining a long-term hedging program. In summary, we believe the diversity of our products, our broad customer base and our hedging activities help contribute to the stability of our cash flows.

•	Develop and expand our customer relationships. Due to the specialized nature of, and the long lead-time associated with, the development and production of many of our specialty products, our customers have an incentive to continue their relationships with us. We believe that our larger competitors do not work with customers as we do from product design to delivery for smaller volume specialty products like ours. We intend to continue to assist our existing customers in expanding their product offerings as well as marketing specialty product formulations to new customers. By striving to maintain our long-term relationships with our existing customers and by adding new customers, we seek to limit our dependence on a small number of customers. Our Penreco acquisition provided us with an increase of approximately 1,400 customers and has enhanced our ability to expand our product offering and to meet our customers’ needs.

•	Enhance profitability of our existing assets. We continue to evaluate opportunities to improve our existing asset base to increase our throughput, profitability and cash flows. Following each of our asset acquisitions, we have undertaken projects designed to maximize the profitability of our acquired assets. We intend to further increase the profitability of our existing asset base through various measures which may include changing the product mix of our processing units, debottlenecking and expanding units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. For example, in late 2004 at the Shreveport refinery we recommissioned certain of its previously idled fuels production units, refurbished existing fuels production units, converted existing units to improve gasoline blending profitability and expanded capacity to approximately 42,000 bpd to increase lubricating oil and fuels production. Also, in December 2006, we commenced construction of an expansion project at our Shreveport refinery that was completed and operational in May 2008, to increase its aggregate crude oil throughput capacity from 42,000 bpd to approximately 60,000 bpd. For additional discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

•	Pursue strategic and complementary acquisitions. Since 1990, our management team has demonstrated the ability to identify opportunities to acquire refineries whose operations we can enhance and whose profitability we can improve. In the future, we intend to continue to make strategic acquisitions of refineries that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion. In addition, we may pursue selected acquisitions in new geographic or product areas to the extent we perceive similar opportunities. For example, on January 3, 2008, we acquired Penreco from ConocoPhillips Company (“ConocoPhillips”) and M.E. Zukerman Specialty Oil Corporation for a purchase price of approximately $269.1 million. For additional discussion of this project, please read Item 7

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•	We offer our customers a diverse range of specialty products. We offer a wide range of over 750 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than our competitors generally gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. A contributing factor to our ability to produce numerous specialty products is our ability to ship products between our facilities for product upgrading in order to meet customer specifications.

•	We have strong relationships with a broad customer base. We have long-term relationships with many of our customers, and we believe that we will continue to benefit from these relationships. Our customer base includes over 2,400 companies and we are continually seeking new customers. No single specialty products customer accounts for more that 10% of our consolidated sales.

•	Our facilities have advanced technology. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products and to produce fuel products that comply with new low sulfur fuel regulations. For example, our Shreveport and Cotton Valley refineries have the capability to make all of their low sulfur diesel into ultra low sulfur diesel and all of the Shreveport refinery’s gasoline production meets low sulfur standards set by the U.S. Environmental Protection Agency (“EPA”). Also, unlike larger refineries, which lack some of the equipment necessary to achieve the narrow distillation ranges associated with the production of specialty products, our operations are capable of producing a wide range of products tailored to our customers’ needs. We have also upgraded the operations of many of our assets through our investment in advanced, computerized refinery process controls.

•	We have an experienced management team. Our management has a proven track record of enhancing value through the acquisition, exploitation and integration of refining assets and the development and marketing of specialty products. Our senior management team, the majority of whom have been working together since 1990, has an average of over 25 years of industry experience. Our team’s extensive experience and contacts within the refining industry provide a strong foundation and focus for managing and enhancing our operations, accessing strategic acquisition opportunities and constructing and enhancing the profitability of new assets.

Our Operating Assets

General

We own and operate facilities in northwest Louisiana, which consist of the Princeton refinery, the Cotton Valley refinery and the Shreveport refinery, facilities in Karns City, Pennsylvania and Dickinson, Texas as well as a terminal in Burnham, Illinois.

The following table sets forth information about our combined operations. Production volume differs from sales volume due to changes in inventory. The following table does not include operations of our Karns City, Pennsylvania and Dickinson, Texas facilities for 2007 and 2006, as we did not acquire these facilities until January 3, 2008 with the acquisition of Penreco.

	Year Ended December 31,
	2008	2007	2006
		(In bpd)

Total sales volume (1)	56,232	47,663	50,345
Total feedstock runs (2)	56,243	48,354	51,598
Production:
Specialty products:
Lubricating oils	12,462	10,734	11,436
Solvents	8,130	5,104	5,361
Waxes	1,736	1,177	1,157
Fuels	1,208	1,951	2,038
Asphalt and other by-products	6,623	6,157	6,596

Total	30,159	25,123	26,588

Fuel products:
Gasoline	8,476	7,780	9,430
Diesel	10,407	5,736	6,823
Jet fuel	5,918	7,749	6,911
By-products	370	1,348	461

Total	25,171	22,613	23,625

Total production (3)	55,330	47,736	50,213

(1)	Total sales volume includes sales from the production of our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and, beginning in 2008, at certain third-party facilities pursuant to supply and/or processing agreements. The increase in feedstock runs for 2008 is primarily due to the acquisition of the Karns City, PA and the Dickinson, TX facilities as part of the Penreco acquisition and the completion of the Shreveport expansion project in May 2008. These increases were offset by decreases in production rates in the fourth quarter due to scheduled turnarounds at our Princeton, Cotton Valley and Shreveport refineries.

(3)	Total production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and, beginning in 2008, at certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

Set forth below is information regarding sales of our principal products by segment.

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Sales of specialty products:
Lubricating oils	$841.2	$478.1	$509.9
Solvents	419.8	199.8	201.9
Waxes	142.5	61.6	61.2
Fuels	30.4	52.5	41.3
Asphalt and other by-products	144.1	74.7	98.8

Total	1,578.0	866.7	913.1

Sales of fuel products:
Gasoline	$332.7	$307.1	$336.7
Diesel	379.7	203.7	207.1
Jet fuel	186.7	225.9	176.4
By-products	11.9	34.4	7.7

Total	911.0	771.1	727.9

Consolidated sales	$2,489.0	$1,637.8	$1,641.0

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

	Princeton Refinery
	Year Ended December 31,
	2008	2007	2006
	(In bpd)

Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	6,516	7,226	7,574
Total refinery production (1)	6,551	7,198	7,543

(1)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

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

The Princeton refinery receives crude oil via tank truck, railcar and pipeline. Its crude oil supply primarily originates from east Texas and north Louisiana and is purchased through Legacy Resources Co., L.P. (“Legacy Resources”), a related party. See Item 13 “Certain Relationships, Related Party Transactions and Director Independence — Crude Oil Purchases” for additional information regarding our crude oil purchases from Legacy Resources. The Princeton refinery ships its finished products throughout the country by both truck and railcar service.

Cotton Valley Refinery

The Cotton Valley refinery, located on a 77-acre site in Cotton Valley, Louisiana, has aggregate crude oil throughput capacity of 13,500 bpd, hydrotreating capacity of 5,100 bpd and is currently processing crude oil into solvents, low sulfur diesel, fuel feedstocks and residual fuel oil. The residual fuel oil is an important feedstock for specialty refined products at our Shreveport refinery. We believe the Cotton Valley refinery produces the most complete, single-facility line of paraffinic solvents in the United States.

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

	Cotton Valley Refinery
	Year Ended December 31,
	2008	2007	2006
	(In bpd)

Crude oil throughput capacity	13,500	13,500	13,500
Total feedstock runs (1)(2)	6,175	6,775	7,130
Total refinery production (2)(3)	6,757	7,573	7,720

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

(2)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

(3)	Total refinery production includes certain interplant solvent feedstocks supplied to our Shreveport refinery.

The Cotton Valley configuration is flexible, which allows us to respond to market changes and customer demands by modifying its product mix. The reconfigured fractionation train also allows the refinery to satisfy demand fluctuations efficiently without large product inventory requirements.

The Cotton Valley refinery receives crude oil via truck and through a pipeline system operated by a subsidiary of Plains All American Pipeline, L.P. (“Plains”). Cotton Valley’s feedstock is primarily low sulfur, paraffinic crude oil originating from north Louisiana and is purchased from various marketers and gatherers. In addition, the refinery receives feedstocks for solvent production from the Shreveport refinery. The Cotton Valley refinery ships finished products throughout the country by both truck and railcar service.

Shreveport Refinery

The Shreveport refinery, located on a 240-acre site in Shreveport, Louisiana, currently has aggregate crude oil throughput capacity of 60,000 bpd subsequent to the completion of a major expansion project in May 2008 and is currently processing paraffinic crude oil and associated feedstocks into fuel products, paraffinic lubricating oils, waxes, residuals, and by-products.

The Shreveport refinery currently consists of 16 major processing units, approximately 3.4 million barrels of storage capacity in 141 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Shreveport refinery in 2001, we have expanded the refinery’s capabilities by adding additional processing and blending facilities, added a second reactor to the high pressure hydrotreater, resumed production of gasoline, diesel and other fuel products at the refinery, and added both 18,000 bpd of capacity and the capability to run up to 25,000 bpd of sour crude oil with the expansion project completed in May 2008. The following table sets forth historical information about production at our Shreveport refinery.

	Shreveport Refinery
	Year Ended December 31,
	2008	2007	2006
	(In bpd)

Crude oil throughput capacity	60,000	42,000	42,000
Total feedstock runs (1)(2)	37,096	34,352	36,894
Total refinery production (2)(3)	35,566	32,819	34,950

(1)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our Shreveport refinery. The increase in feedstock runs for 2008 was primarily due to the completion of the expansion project in May 2008, offset by decreases in production rates in the fourth quarter of 2008 due to a scheduled turnaround.

(2)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

(3)	Total refinery production includes certain interplant solvent feedstocks supplied to our Cotton Valley refinery.

We completed an expansion project in May 2008 that increased our Shreveport refinery’s aggregate crude oil throughput capacity from approximately 42,000 bpd to approximately 60,000 bpd. For further discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

The Shreveport refinery has a flexible operational configuration and operating personnel that facilitate development of new product opportunities. Product mix may fluctuate from one period to the next to capture market opportunities. The refinery has an idle residual fluid catalytic cracking unit, alkylation unit, vacuum tower and a number of idle towers that can be utilized for future project needs. Certain idle towers were utilized as a part of the Shreveport refinery expansion project discussed above.

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

The Shreveport refinery has direct pipeline access to the TEPPCO Products Partners pipeline (“TEPPCO pipeline”), over which it can ship all grades of gasoline, diesel and jet fuel. The refinery also has direct access to the Red River Terminal facility, which provides the refinery with barge access, via the Red River, to major feedstock and petroleum products logistics networks on the Mississippi River and Gulf Coast inland waterway system. The Shreveport refinery also ships its finished products throughout the country through both truck and railcar service.

Karns City Facility

The Karns City facility, located on a 225-acre site in Karns City, Pennsylvania, currently has aggregate base oil throughput of 5,500 bpd and is currently processing white mineral oils, petrolatums, solvents, gelled hydrocarbons, cable fillers, and natural petroleum sulfonates. The Karns City facility consists of seven major processing units including hydrotreating, bender treating, fractionation, acid treating, filtering and blending, approximately 817,000 barrels of storage capacity in 309 tanks and related loading and unloading facilities and utilities. The facility receives its base oil feedstocks by rail and truck under long-term supply agreements with various suppliers, the most significant of which is ConocoPhillips. Please read “— Crude Oil and Feedstock Supply” for further discussion of the long-term supply agreements with ConocoPhillips.

Dickinson Facility

The Dickinson facility, located on a 28-acre site in Dickinson, Texas, currently has aggregate base oil throughput of 1,300 bpd and is currently processing white mineral oils, compressor lubricants, and natural petroleum sulfonates. The Dickinson facility consists of three major processing units including acid treating, filtering, and blending, approximately 183,000 barrels of storage capacity in 186 tanks and related loading and unloading facilities and utilities. The facility receives its base oil feedstocks by rail and truck under long-term supply agreements with various suppliers, the most significant of which is ConocoPhillips. Please read “— Crude Oil and Feedstock Supply” for further discussion of the long-term supply agreements with ConocoPhillips.

The following table sets forth the combined historical information about production at our Karns City and Dickinson facilities.

Combined Karns City
and Dickinson Facilities
Year Ended
December 31, 2008
(in bpd)

Feedstock throughput capacity (1)	6,800
Total feedstock runs (2)	6,456
Total production (3)	6,456

(1)	Includes Karns City and Dickinson facilities only.

(2)	Includes runs of feedstocks at our Karns City and Dickinson facilities as well as throughput at certain third-party facilities pursuant to supply and/or processing agreements.

(3)	Total production represents the barrels per day of specialty products yielded from processing feedstocks at our Karns City and Dickinson facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products.

Burnham Terminal and Other Logistics Assets

We own and operate a terminal in Burnham, Illinois. The Burnham terminal receives specialty products from each of our refineries and distributes them by truck to our customers in the Upper Midwest and East Coast regions of the United States and in Canada.

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

We also lease a fleet of approximately 1,700 railcars from various lessors. This fleet enables us to receive crude oil and distribute various specialty products throughout the United States and Canada to and from each of our facilities.

Crude Oil and Feedstock Supply

We purchase crude oil from major oil companies, various gatherers and marketers in east Texas and north Louisiana and from Legacy Resources, an affiliate of our general partner. The Shreveport refinery also receives crude oil through the ExxonMobil pipeline system originating in St. James, Louisiana, which provides the refinery with access to domestic crude oils and foreign crude oils through the LOOP or other terminal locations.

In 2008, we purchased 49.4% of our crude oil supply through evergreen crude oil supply contracts, which are typically terminable on 30 days’ notice by either party, approximately 38.3% of our crude oil supply from a subsidiary of Plains under a term contract that became evergreen in July 2008, and the remaining 4.6% of our crude oil supply on the spot market. Legacy Resources supplied us with 7.7% of our crude oil in 2008. In addition, we are purchasing additional crude oil from Legacy Resources in 2009 for our Shreveport refinery. Refer to Item 13, “Certain Relationships, Related Party Transactions and Director Independence — Crude Oil Purchases” for further information on our related party crude oil purchases. We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources. We believe that adequate supplies of crude oil will continue to be available to us.

Our cost to acquire feedstocks and the price for which we ultimately can sell refined products depend on a number of factors beyond our control, including regional and global supply of and demand for crude oil and other feedstocks and specialty and fuel products. These in turn are dependent upon, among other things, the availability of imports, overall economic conditions, the production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. We have historically been able to pass on the costs associated with increased feedstock prices to our specialty products customers, although the increase in selling prices for specialty products typically lags the rising cost of crude oil. We use a hedging program to manage a portion of this commodity price risk. Please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Crude Oil Hedging Policy” for a discussion of our crude oil hedging program.

We have various long-term supply agreements with ConocoPhillips, with remaining terms ranging from 2 to 9 years, for feedstocks that are key to the operations of our Karns City and Dickinson facilities. In addition, certain products of our refineries can be used as feedstocks by these facilities. We believe that adequate supplies of feedstocks are available for these facilities.

Markets and Customers

We produce a full line of specialty products, including lubricating oils, solvents and waxes. Our customers purchase these products primarily as raw material components for basic industrial, consumer and automotive goods. We also produce a variety of fuel products.

We have an experienced marketing department with an average industry tenure of 20 years. Our salespeople regularly visit customers and our marketing department works closely with both the laboratories at our refineries and our technical department to help create specialized blends that will work optimally for our customers.

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

We have the capability to ship our specialty products worldwide. In the United States and Canada, we ship our specialty products via railcars, trucks and barges. In 2008, about 45.5% of our specialty products were shipped in our fleet of approximately 1,700 leased railcars, about 51.2% of our specialty products shipped in trucks owned and operated by several different third-party carriers and the remaining 3.3% were shipped via water transportation. For shipments outside of North America, which accounted for less than 10% of our consolidated sales in 2008, we ship railcars to several ports where the product is loaded on ships for the customer.

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

During 2008, we sold approximately 9,400 bpd of gasoline into the Louisiana, Texas and Arkansas markets, and any excess volumes to marketers further up the TEPPCO pipeline. Should the appropriate market conditions arise, we have the capability to redirect and sell additional volumes into the Louisiana, Texas and Arkansas markets rather than transport them to the Midwest. Similar market conditions exist for our diesel production. We sell the majority of our diesel locally but, similar to gasoline, we occasionally sell the excess volumes to marketers further up the TEPPCO pipeline during times of high diesel production or for competitive reasons.

The Shreveport refinery also has the capacity to produce about 9,000 bpd of commercial jet fuel that can be marketed to the Barksdale Air Force Base in Bossier City, Louisiana, sold as Jet-A locally or via the TEPPCO pipeline, or transferred to the Cotton Valley refinery to be used as a feedstock to produce solvents. Jet fuel sales volumes change as the margins between diesel and jet fuel change. We have a sales contract with the U.S. Department of Defense covering the Barksdale Air Force Base for approximately 1,500 bpd of jet fuel. This contract is effective until April 2009 and is bid annually.

Additionally, we produce a number of fuel-related products including fluid catalytic cracking (“FCC”) feedstock, asphalt vacuum residuals and mixed butanes.

Vacuum residuals are blended or processed further to make specialty asphalt products. Volumes of vacuum residuals which we cannot process are sold locally into the fuel oil market or sold via railcar to other producers. FCC feedstock is sold to other refiners as a feedstock for their FCC units to make fuel products. Butanes are primarily available in the summer months and are primarily sold to local marketers. If the butanes are not sold they are blended into our gasoline production.

Customers

Specialty Products.  We have a diverse customer base for our specialty products, with approximately 2,400 active accounts. Most of our customers are long-term customers who use our products in specialty applications which require six months to two years to gain approval for use in their products. No single customer of our specialty products segment accounts for more that 10% of our consolidated sales.

Fuel Products.  We have a diverse customer base for our fuel products, with approximately 60 active accounts. We are able to sell the majority of the fuel products we produce to the local markets of Louisiana, east Texas and Arkansas. We also have the ability to ship our fuel products to the Midwest through the TEPPCO pipeline should the need arise. During the year ended December 31, 2008, the fuel products segment had one customer,

Murphy Oil U.S.A., which represented approximately 10.5% of consolidated sales due to rising gasoline and diesel prices and increased fuel products sales to this customer. No other fuel products segment customer represented 10% or greater of consolidated sales in each of the three years ended December 31, 2008, 2007 and 2006.

Safety and Maintenance

We perform preventive and normal maintenance on all of our refining and logistics assets and make repairs and replacements when necessary or appropriate. We also conduct inspections of our assets as required by law or regulation.

We are subject to the requirements of Federal Occupational Safety and Health Act (“OSHA”) and comparable state occupational safety statutes. We believe that we have operated in substantial compliance with OSHA requirements, including general industry standards, recordkeeping and reporting, hazard communication and process safety management. We have implemented a quality system that meets the requirements of the QS 9000/ISO-9002 Standard. The integrity of our certification is maintained through surveillance audits by our registrar at regular intervals designed to ensure adherence to the standards. The nature of our business may result in industrial accidents from time to time. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses, as well as fines and penalties.

Competition

Competition in our markets is from a combination of large, integrated petroleum companies, independent refiners and wax production companies. Many of our competitors are substantially larger than us and are engaged on a national or international basis in many segments of the petroleum products business, including refining, transportation and marketing. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We distinguish our competitors according to the products that they produce. Set forth below is a description of our significant competitors according to product category.

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

Solvents.  Our primary competitors in producing solvents include Citgo Petroleum Corporation, Ashland Inc. and ConocoPhillips.

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

During 2008, two of our competitors, Citgo Petroleum Corporation and Ashland Inc. announced and have completed plans to cease production of certain specialty product lines, including paraffinic lubricating oils, waxes and solvents at certain of their facilities, thereby reducing overall supply capacity in the specialty products market.

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

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of our operations. On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the Louisiana Department of Environmental Quality (“LDEQ”) has proposed penalties totaling approximately $0.4 million and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of our Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) an August 2005 notification received by the Princeton refinery from the LDEQ regarding alleged violations of air emissions regulations, as identified by LDEQ following performance of a compliance review, due to excess emissions and failures to continuously monitor and record air emission levels. We anticipate that any penalties that may be assessed due to the alleged violations at our Princeton refinery as well as the aforementioned penalties related to the Cotton Valley refinery will be consolidated in a settlement agreement that we anticipate executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below.

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

Air

Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws. The Clean Air Act Amendments of 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the Clean Air Act, facilities that emit volatile organic compounds or nitrogen oxides face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, the petroleum refining sector has come under stringent new EPA regulations, imposing maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. In addition, air permits are required for our refining and terminal operations that result in the emission of regulated air contaminants. These permits incorporate stringent control technology requirements and are subject to extensive review and periodic renewal. Excluding consideration of the alleged air violations discussed in this Environmental Matters section for which we are currently discussing settlement with the LDEQ, we believe that we are in substantial compliance with the Clean Air Act and similar state and local laws.

The Clean Air Act authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in December 1999, the EPA promulgated regulations limiting the sulfur content allowed in gasoline. These regulations required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those Western states exhibiting lesser air quality problems. Similarly, the EPA promulgated regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra low sulfur standard”). The Shreveport refinery has implemented the sulfur standard with respect to gasoline in its production and produces diesel meeting the ultra low sulfur standard.

We are party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. We expect that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. We are in discussions with the LDEQ regarding our participation in this regulatory initiative and anticipate that we will be entering into a settlement agreement with the LDEQ pursuant to which we will be required to make emissions reductions requiring capital investments between approximately $1.0 million and $3.0 million in total over a three to five year period at our three Louisiana refineries. Because the settlement agreement is also expected to resolve the alleged air emissions issues at our Cotton Valley and Princeton refineries and consolidate any penalties associated with such issues, we further anticipate that a penalty of approximately $0.4 million will be assessed in connection with this settlement agreement.

We also are in separate discussions with the EPA to resolve alleged deficiencies in risk management planning in connection with a fire-related incident arising out of tank cleaning and vacuum truck operations at our Shreveport refinery on October 30, 2008. The incident involved a third-party contractor and resulted in damage to an on-site aboveground storage tank. Following an investigation of the matter, the EPA issued five violations against us, alleging, among other things, inadequate contractor training and oversight, and has proposed a penalty of $0.2 million. We are currently evaluating our response to the EPA with respect to the matter.

Climate Change

Recent studies suggest that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. In response, President Obama has expressed support for, and it is anticipated that the current session of Congress will consider, legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The most frequently utilized model for greenhouse gas emission control is a market-based cap-and-trade system, wherein regulated companies are required to obtain and surrender government-issued emission “allowances” based on the amount of greenhouse gases attributable to their facilities. Depending on how such allowances are allocated (i.e., for free or by auction), and whether a company has enough allowances to cover its greenhouse gas emissions, a company may be required to purchase allowances on the open market.

One form of cap-and-trade system that has been proposed is an “upstream” cap-and-trade system, wherein fuel producers, including refiners, would be required to maintain emission allowances covering the greenhouse gas emissions attributable to the combustion of their products. Were an upstream cap-and-trade system to be adopted at either the state, regional, or federal level, we could be required to purchase and surrender allowances for the greenhouse gas emissions attributable to the combustion of the fuels we produce. Although we would not be impacted to a greater degree than other similarly situated refiners of oil, a stringent greenhouse gas control program could have an adverse effect on our operations, financial condition, and cash flows.

Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could also have an adverse effect on our cost of doing business and demand for the oil we refine.

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

Voluntary remediation of subsurface contamination is in process at each of our refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, we believe that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on our financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. During 2008, we determined that we will incur costs of approximately $0.7 million during 2009 at our Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site.

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

Health and Safety

We are subject to various laws and regulations relating to occupational health and safety including OSHA, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We maintain safety, training, and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Our compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. We have commissioned studies to assess the adequacy of our process safety management practices at our Shreveport refinery. Depending on the findings made in these studies, we may incur capital expenditures over the next several years to enhance these practices so that we may maintain our compliance with applicable OSHA regulations at this refinery. While we do not expect these expenditures to be material at this time, we have not yet received the reports from the engineering firms conducting the studies to reach final resolution. We believe that our operations are in substantial compliance with OSHA and similar state laws.

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

We are indemnified on a limited basis by ConocoPhillips and M.E. Zuckerman Specialty Oil Corporation, former owners of Penreco, for pending, threatened, contemplated or contingent environmental claims against Penreco of which we were unaware upon our acquisition of Penreco. A significant portion of these indemnifications will expire in January 2010 without any claims having been asserted by us and are generally subject to a $2.0 million limit.

Insurance

Our operations are subject to certain hazards of operations, including fire, explosion and weather-related perils. We maintain insurance policies, including business interruption insurance for each of our facilities, with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Office Facilities

In addition to our refineries and terminal discussed above, we occupy approximately 26,900 square feet of office space in Indianapolis, Indiana under a lease and approximately 14,500 square feet of office space in The Woodlands, Texas under a lease as a result of the Penreco acquisition that we are currently not using. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed. We expect that we will not renew our lease of our facility in The Woodlands, Texas at its expiration on April 30, 2012 and are actively engaged in efforts to sublease this office space for the remainder of the lease term.

Employees

As of February 26, 2009, our general partner employs approximately 640 people who provide direct support to the Company’s operations. Of these employees, approximately 360 are covered by collective bargaining agreements, including approximately 140 employees at the facilities acquired in the Penreco acquisition. Employees at the Princeton and Cotton Valley refineries are covered by separate collective bargaining agreements with the International Union of Operating Engineers, having expiration dates of October 31, 2011 and March 31, 2010, respectively. Employees at the Shreveport refinery are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, and Service Workers International Union which expires on April 30, 2010. The Karns City, Pennsylvania facility employees are covered by a collective bargaining agreement with United Steel Workers that will expire on January 31, 2012. The Dickinson, Texas facility employees are covered by a collective bargaining agreement with the International Union of Operating Engineers that will expire in March 31, 2010. None of the employees at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to be good, with no history of work stoppages.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are located at 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana 46214 and our telephone number is (317) 328-5660. Our website is located at http://www.calumetspecialty.com.

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

Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The above information is available in print to anyone who requests it and is free of charge.

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

Unitholders should be aware that the amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses and may not make cash distributions during periods when we record net income.

Further decreases in the price of crude oil may lead to a reduction in the borrowing base under our revolving credit facility or the requirement that we post substantial amounts of cash collateral, either of which would adversely affect our liquidity, financial condition and our ability to distribute cash to our unitholders.

The borrowing base under our revolving credit facility is redetermined weekly or monthly depending upon availability levels. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce our amount of financial resources available to meet our capital requirements. Further, if at any time our available capacity under our revolving credit facility falls below $35.0 million, we may be required by our lenders to take steps to reduce our leverage, pay off our debts on an accelerated basis, limit or eliminate distributions to our unitholders or take other similar measures. In addition, as a result of further decreases in the price of crude oil, we may be required to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our hedging positions. At December 31, 2008, we had $51.9 million in availability under our revolving credit facility. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information. If the borrowing base under our revolving credit facility decreases or we are required to post substantial amounts of cash collateral to our hedging counterparties, it would have a material adverse effect on our liquidity, financial condition and our ability to distribute cash to our unitholders.

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

Our ability to comply with the covenants and restrictions contained in our credit agreements may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreements, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions may be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreements are secured by substantially all of our assets and if we are unable to repay our indebtedness under our credit agreements, the lenders could seek to foreclose on our assets.

The new senior secured term loan credit agreement and amendment to our existing revolving credit facility that we executed on January 3, 2008 contain operating and financial restrictions similar to the above listed items. Financial covenants in the term loan credit agreement and the amended revolving credit facility agreement include a maximum consolidated leverage ratio of not more than 4.00 to 1.00 with a step down to 3.75 to 1.00 beginning with the quarter ended June 30, 2009 and a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00 which increases to 2.75 to 1.00 beginning with the quarter ended June 30, 2009. The failure to comply with any of these or other covenants would cause a default under the credit facilities. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facilities or it may not be on terms that are acceptable to us.

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

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our business development plans, enhance our existing business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Refining margins are volatile, and a reduction in our refining margins will adversely affect the amount of cash we will have available for distribution to our unitholders.

Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Our financial results are primarily affected by the relationship, or margin, between our specialty products prices and fuel products prices and the prices for crude oil and other feedstocks. The cost to acquire our feedstocks and the price at which we can ultimately sell our refined products depend upon numerous factors beyond our control.

A widely used benchmark in the fuel products industry to measure market values and margins is the “Gulf Coast 3/2/1 crack spread,” which represents the approximate gross margin resulting from refining crude oil, assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of heating oil. The Gulf Coast 3/2/1 crack spread, as reported by Bloomberg L.P., has averaged as follows:

Time Period	Crack spread

1990 to 1999	$3.04
2000 to 2004	$4.61
2005	$10.63
2006	$10.70
2007	$14.27
First quarter 2008	$10.16
Second quarter 2008	$14.55
Third quarter 2008	$10.82
Fourth quarter 2008	$4.30
Calendar year 2008	$9.98

Our actual refining margins vary from the Gulf Coast 3/2/1 crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast 3/2/1 crack spread as an indicator of the volatility and general levels of refining margins.

The prices at which we sell specialty products are strongly influenced by the commodity price of crude oil. If crude oil prices increase, our specialty products segment’s margins will fall unless we are able to pass along these price increases to our customers. Increases in selling prices for specialty products typically lag the rising cost of crude oil and may be difficult to implement when crude oil costs increase dramatically over a short period of time. For example, in the first six months of 2008, excluding the effects of hedges, we experienced a 31.3% increase in the cost of crude oil per barrel as compared to a 18.3% increase in the average sales price per barrel of our specialty products. It is possible we may not be able to pass on all or any portion of the increased crude oil costs to our customers. In addition, we will not be able to completely eliminate our commodity risk through our hedging activities.

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

Natural gas prices have historically been volatile. For example, daily prices for natural gas as reported on the New York Mercantile Exchange (“NYMEX”) ranged between $5.29 and $13.58 per million British thermal unit, or MMBtu, in 2008 and between $5.38 and $8.64 per MMBtu in 2007. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 36.5% and 44.2% of our total operating expenses included in cost of sales for the years ended December 31, 2008 and 2007, respectively. If our natural gas costs rise, it will adversely affect the amount of cash we will have available for distribution to our unitholders.

Our hedging activities may not be effective in reducing the volatility of our cash flows and may reduce our earnings, profitability and cash flows.

We are exposed to fluctuations in the price of crude oil, fuel products, natural gas and interest rates. We utilize derivative financial instruments related to the future price of crude oil, natural gas and fuel products with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices and derivative instruments related to interest rates for future periods with the intent of reducing volatility in our cash flows due to fluctuations in interest rates. We are not able to enter into derivative financial instruments to reduce the volatility of the prices of the specialty hydrocarbon products we sell as there is no established derivative market for such products.

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

We have a policy to enter into derivative transactions related to only a portion of the volume of our expected purchase and sales requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion of our expected purchase and sales requirements. For example, we historically have entered into monthly crude oil collars to hedge up to 14,000 bpd of crude purchases related to our specialty products segment, which had average total daily production for 2008 of 30,159 bpd. As of December 31, 2008, we had significantly reduced the volume and duration of our crude oil collars position and were hedging approximately 7,700 bpd through March 31, 2009. Thus, we could be exposed to significant crude oil cost increases on a portion of our purchases. Please read Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Our actual future purchase and sales requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, which may result in a substantial diminution of our liquidity. As a result, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our hedging policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Our acquisition, asset reconfiguration and enhancement initiatives may not result in revenue or cash flow increases, may be subject to significant cost overruns and are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, operating results, cash flows and financial condition.

We plan to grow our business in part through acquisition and the reconfiguration and enhancement of our existing refinery assets. As a specific example, we completed an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility in May 2008. This construction project and the construction of other additions or modifications to our existing refineries have and will continue to involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. For example, the Shreveport expansion project total cost was approximately $375.0 million and was significantly over budget due to increased construction labor costs. Future acquisition, reconfiguration and enhancement projects may not be completed at the budgeted cost, on schedule, or at all due to the risks described above which would significantly affect our cash flows and financial condition.

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

We had approximately $477.6 million of outstanding indebtedness under our credit facilities as of December 31, 2008 and availability for borrowings of $51.9 million under our senior secured revolving credit facility. We continue to have the ability to incur additional debt, including the ability to borrow up to $375.0 million under our senior secured revolving credit facility, subject to the borrowing base limitations in that credit agreement. For further discussion of our term loan and revolving credit facilities, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities.” Our level of indebtedness could have important consequences to us, including the following:

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

Our recently acquired Penreco facilities are dependent upon ConocoPhillips for a majority of their feedstocks, and the balance of its feedstocks are not secured by long-term contracts and are subject to price increases and availability. To the extent we are unable to obtain necessary feedstocks, operations will be adversely affected.

Our Penreco facilities receive the majority of their feedstocks from ConocoPhillips pursuant to long-term supply contracts. In addition, one particular feedstock is produced at a unit operated by ConocoPhillips within one of its refineries, which has shut down production in the past under the force majeure provisions of a supply contract. In addition, we do not have long-term contracts with most of our other suppliers. Each of our Penreco facilities is dependent on these suppliers and the loss of these suppliers would adversely affect our financial results to the extent we were unable to find replacement suppliers.

We may be unable to consummate potential acquisitions we identify or successfully integrate such acquisitions.

We regularly consider and enter into discussions regarding potential acquisitions that we believe are complementary to our business. Any such purchase is subject to substantial due diligence, the negotiation of a definitive purchase and sale agreement and ancillary agreements, including, but not limited to supply, transition services and licensing agreements, and the receipt of various board of directors, governmental and other approvals. In the alternative, if we are successful in closing any such acquisitions, we will be subject to many risks including integration risks and the risk that a substantial portion of an acquired business may not produce “qualifying income” for purposes of the Internal Revenue Code. If our non-qualifying income exceeds 10% we would lose our election to be treated as a partnership for tax purposes and will be taxed as a corporation.

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

We purchase crude oil from major oil companies as well as from various gatherers and marketers in east Texas and north Louisiana. In 2008, subsidiaries of Plains and Genesis Crude Oil, L.P. supplied us with approximately 59.1% and 6.2%, respectively, of our total crude oil supplies under term contracts and evergreen crude oil supply contracts. In addition, we received 7.7% of our total crude oil purchases from Legacy Resources, an affiliate of our general partner, in 2008 and we have expanded our supply from Legacy Resources in January 2009 through the execution of an additional crude oil supply contract. Each of our refineries is dependent on one or all of these suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil. We do not maintain long-term contracts with most of our suppliers. Please read Items 1 and 2 “Business and Properties — Crude Oil and Feedstock Supply.”

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

Our Shreveport refinery is interconnected to pipelines that supply most of its crude oil and ship a portion of its refined fuel products to customers, such as pipelines operated by subsidiaries of TEPPCO Partners, L.P. and ExxonMobil. Since we do not own or operate any of these pipelines, their continuing operation is not within our control. If any of these third-party pipelines become unavailable to transport crude oil or our refined fuel products because of accidents, government regulation, terrorism or other events, our revenues, net income and cash available for distribution could decline.

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

We are in discussions with the LDEQ regarding our participation in the Small Refinery and Single Site Refinery Initiative and anticipate that we will be entering into a settlement agreement with the LDEQ pursuant to which we will be required to make emissions reductions requiring capital investments between approximately $1.0 million and $3.0 million over a three to five year period at our three Louisiana refineries. Because the settlement agreement is also expected to resolve alleged air emissions issues at our Cotton Valley and Princeton refineries and consolidate any penalties associated with such issues, we further anticipate that a penalty of approximately $0.4 million will be assessed in connection with this settlement agreement.

We have commissioned studies to assess the adequacy of our process safety management practices at our Shreveport refinery. Depending on the findings made in these studies, we may incur capital expenditures over the next several years to enhance these practices so that we may maintain our compliance with applicable OSHA regulations at the refinery. While we do not expect these expenditures to be material at this time, we have not completed our negotiations with OSHA to reach final resolution.

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

Our refineries and facilities consist of many processing units, a number of which have been in operation for a long time. One or more of the units may require additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues during the period of time that our processing units are not operating and could reduce our ability to make distributions to our unitholders.

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

Borrowings under our revolving credit facility bear interest at a floating rate (3.75% as of December 31, 2008). Borrowings under our term loan facility bear interest at a floating rate (6.15% as of December 31, 2008). The interest rates are subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate. The interest rate under our term loan credit facility, entered into on January 3, 2008, is LIBOR plus 4.0%. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.

We rely exclusively on sales generated from products processed at the facilities we own. Furthermore, the majority of our assets and operations are located in northwest Louisiana. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather, decreased supply of crude oil feedstocks and/or decreased demand for refined petroleum products, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets in more diverse locations.

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

Substantially all of our operating personnel at our Princeton, Cotton Valley and Shreveport refineries are employed under collective bargaining agreements that expire in October 2011, March 2010 and April 2010, respectively. Substantially all of the operating personnel acquired through the Penreco acquisition are employed under collective bargaining agreements that expire in January 2012 and March 2010. Our inability to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

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

Risks Inherent in an Investment in Us

The families of our chairman and chief executive officer and president, The Heritage Group and certain of their affiliates own a 58.2% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.

The families of our chairman and chief executive officer and president, the Heritage Group, and certain of their affiliates own a 58.2% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and chief executive officer and president own our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Pursuant to the omnibus agreement we entered into in connection with our initial public offering, The Heritage Group and its controlled affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of refining or marketing specialty lubricating oils, solvents and wax products as well as gasoline, diesel and jet fuel products in the continental United States (“restricted business”) for so long as it controls us. This restriction does not apply to certain assets and businesses which are more fully described under Item 13 “Certain Relationships, Related Party Transactions and Director Independence — Omnibus Agreement.”

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

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•	Permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of our partnership or amendment of our partnership agreement;

•	Provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•	Generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us. In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

•	Provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

In order to become a limited partner of our partnership, a common unitholder is required to agree to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent.

The unitholders are unable to remove the general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. The owners of our general partner and certain of their affiliates own 58.2% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of the general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

In general, during the subordination period, we may issue up to 6,533,000 additional common units without obtaining unitholder approval, which units we refer to as the “basket.” Our general partner can also issue an unlimited number of common units in connection with accretive acquisitions and capital improvements that increase cash flow from operations per unit on an estimated pro forma basis. We can also issue additional common units if the proceeds are used to repay certain of our indebtedness.

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

If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. Our general partner and its affiliates own approximately 31.7% of the common units. At the end of the subordination period, assuming no additional issuances of common units, our general partner and its affiliates will own approximately 59.4% of the common units.

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

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At a state level, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, beginning in 2008, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to unitholders.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the considered legislation would not have appeared to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount they realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to unitholders if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if unitholders sell their units they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-United States persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), other retirement plans, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax advisors before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements.

In addition to federal income taxes, our common unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Our common unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own assets and/or do business in Arkansas, Arizona, California, Connecticut, Delaware, Florida, Georgia, Indiana, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Utah, Virginia and Wisconsin. Each of these states, other than Texas and Florida, currently imposes a personal income tax as well as an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is the responsibility of our common unitholders to file all United States federal, foreign, state and local tax returns.

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

Market Information

Our common units are quoted and traded on the NASDAQ Global Market under the symbol “CLMT.” Our common units began trading on January 26, 2006 at an initial public offering price of $21.50. Prior to that date, there was no public market for our common units. The following table shows the low and high sales prices per common unit, as reported by NASDAQ, for the periods indicated. Cash distributions presented below represent amounts declared subsequent to each respective quarter end based on the results of that quarter. During each quarter in the years ended December 31, 2008 and 2007, identical cash distributions per unit were paid among all outstanding common and subordinated units.

			Cash Distribution
	Low	High	per Unit

Year ended December 31, 2007:
First quarter	$39.64	$48.50	$0.60
Second quarter	$46.36	$55.26	$0.60
Third quarter	$42.27	$52.90	$0.63
Fourth quarter	$32.87	$50.99	$0.63
Year ended December 31, 2008:
First quarter	$22.60	$37.88	$0.45
Second quarter	$11.19	$23.50	$0.45
Third quarter	$11.46	$15.40	$0.45
Fourth quarter	$5.77	$15.35	$0.45

As of February 26, 2009, there were approximately 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. As of February 26, 2009, there were 32,232,000 units outstanding. The number of units outstanding on this date includes the 13,066,000 subordinated units for which there is no established trading market. The last reported sale price of our common units by NASDAQ on February 26, 2009 was $12.16.

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

Intent to Distribute the Minimum Quarterly Distribution.  We distribute to the holders of common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit agreements. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our credit agreements that restrict our ability to make distributions. On February 13, 2009, we paid a quarterly cash distribution of $0.45 per unit on all outstanding units totaling $14.8 million for the quarter ended December 31, 2008 to all unitholders of record as of the close of business on February 3, 2009.

General Partner Interest and Incentive Distribution Rights.  Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 657,796 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.45 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. We paid $1.0 million to our general partner in incentive distributions pursuant to its incentive distribution rights during the year ended December 31, 2008.

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

Subordination Period

General.  Our partnership agreement provides that, during the subordination period (defined below), the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the existence of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. All of the outstanding subordinated units are owned by affiliates of our general partner.

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

Incentive Distribution Rights

Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement.

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

Distributions from Capital Surplus

How Distributions from Capital Surplus Will Be Made.  Our partnership agreement requires that we make distributions of available cash from capital surplus, if any, in the following manner:

•	first, 98% to all unitholders, pro rata, and 2% to the general partner, until we distribute for each common unit an amount of available cash from capital surplus equal to the initial public offering price;

•	second, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each common unit, an amount of available cash from capital surplus equal to any unpaid arrearages in payment of the minimum quarterly distribution on the common units; and

•	thereafter, we will make all distributions of available cash from capital surplus as if they were from operating surplus.

Effect of a Distribution from Capital Surplus.  Our partnership agreement treats a distribution of capital surplus as the repayment of the initial unit price, which is a return of capital. The initial public offering price less any distributions of capital surplus per unit is referred to as the “unrecovered initial unit price.” Each time a distribution of capital surplus is made, the minimum quarterly distribution and the target distribution levels will be reduced in the same proportion as the corresponding reduction in the unrecovered initial unit price. Because distributions of capital surplus will reduce the minimum quarterly distribution, after any of these distributions are made, it may be easier for the general partner to receive incentive distributions and for the subordinated units to convert into common units. However, any distribution of capital surplus before the unrecovered initial unit price is reduced to zero cannot be applied to the payment of the minimum quarterly distribution or any arrearages.

Once we distribute capital surplus on a unit in an amount equal to the initial unit price, our partnership agreement specifies that the minimum quarterly distribution and the target distribution levels will be reduced to zero. Our partnership agreement specifies that we then make all future distributions from operating surplus, with 50% being paid to the holders of units and 50% to the general partner. The percentage interests shown for our general partner include its 2% general partner interest and assume the general partner has not transferred the incentive distribution rights.

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

The following table shows selected historical consolidated financial and operating data of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet”) and Calumet Lubricants Co., Limited Partnership (“Predecessor”). The selected historical financial data as of December 31, 2008 includes the operations acquired as part of the Penreco acquisition from their date of acquisition, January 3, 2008. The selected historical financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, are derived from the consolidated financial statements of the Predecessor. The results of operations for the years ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

The following table includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read “Non-GAAP Financial Measures.”

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K except for operating data such as sales volume, feedstock runs and production. The table also should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Calumet			Predecessor
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per unit data)

Summary of Operations Data:
Sales	$2,488,994	$1,637,848	$1,641,048	$1,289,072	$539,616
Cost of sales	2,235,111	1,456,492	1,436,108	1,147,117	501,973

Gross profit	253,883	181,356	204,940	141,955	37,643
Operating costs and expenses:
Selling, general and administrative	34,267	19,614	20,430	22,126	13,133
Transportation	84,702	54,026	56,922	46,849	33,923
Taxes other than income taxes	4,598	3,662	3,592	2,493	2,309
Other	1,576	2,854	863	871	839
Restructuring, decommissioning and asset impairments (1)	—	—	—	2,333	317

Operating income (loss)	128,740	101,200	123,133	67,283	(12,878)

Other income (expense):
Equity in loss of unconsolidated affiliates	—	—	—	—	(427)
Interest expense	(33,938)	(4,717)	(9,030)	(22,961)	(9,869)
Interest income	388	1,944	2,951	204	17
Debt extinguishment costs	(898)	(352)	(2,967)	(6,882)	—
Realized gain (loss) on derivative instruments	(58,833)	(12,484)	(30,309)	2,830	39,160
Unrealized gain (loss) on derivative instruments	3,454	(1,297)	12,264	(27,586)	(7,788)
Gain on sale of mineral rights	5,770	—	—	—	—
Other	11	(919)	(274)	38	66

Total other income (expense)	(84,046)	(17,825)	(27,365)	(54,357)	21,159

Net income before income taxes	44,694	83,375	95,768	12,926	8,281
Income tax expense	257	501	190	—	—

Net income	$44,437	$82,874	$95,578	$12,926	$8,281

	Calumet			Predecessor
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per unit data)

Basic and diluted net income per limited partner unit:
Common	$2.41	$2.63	$2.84
Subordinated	$(1.00)	$1.86	$2.20
Weighted average units:
Common — basic	19,166	16,678	14,642
Subordinated — basic	13,066	13,066	13,066
Common — diluted	19,166	16,680	14,642
Subordinated — diluted	13,066	13,066	13,066
Cash distribution declared per common and subordinated unit	$1.98	$2.46	$1.90
Balance Sheet Data (at period end):
Property, plant and equipment, net	$659,684	$442,882	$191,732	$127,846	$126,585
Total assets	1,081,062	678,857	531,651	401,924	319,396
Accounts payable	93,855	167,977	78,752	44,759	58,027
Long-term debt	465,091	39,891	49,500	267,985	214,069
Total partners’ capital	473,212	399,644	385,267	43,940	37,802
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$130,341	$167,546	$166,768	$(34,001)	$(612)
Investing activities	(480,461)	(260,875)	(75,803)	(12,903)	(42,930)
Financing activities	350,133	12,409	(22,183)	40,990	61,561
Other Financial Data:
EBITDA	$135,575	$102,719	$119,586	$53,155	$25,077
Adjusted EBITDA	128,075	104,272	104,458	85,821	34,711
Operating Data (bpd):
Total sales volume (2)	56,232	47,663	50,345	46,953	24,658
Total feedstock runs (3)	56,243	48,354	51,598	50,213	26,205
Total production (4)	55,330	47,736	50,213	48,331	26,297

(1)	Incurred in connection with the decommissioning of the Rouseville, Pennsylvania facility, the termination of the Bareco joint venture and the closing of the Reno, Pennsylvania facility, none of which were contributed to Calumet Specialty Products Partners, L.P. in connection with the closing of our initial public offering on January 31, 2006.

(2)	Total sales volume includes sales from the production of our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(3)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements.

(4)	Total production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss.

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

We are required to report Adjusted EBITDA to our lenders under our credit facilities and it is used to determine our compliance with the consolidated leverage and consolidated interest coverage tests thereunder. On January 3, 2008, we entered into a new senior secured term loan credit facility and amended our existing senior secured revolving credit facility. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” within this item for additional details regarding our credit agreements.

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

	Calumet			Predecessor
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$44,437	$82,874	$95,578	$12,926	$8,281
Add:
Interest expense and debt extinguishment costs	34,836	5,069	11,997	29,843	9,869
Depreciation and amortization	56,045	14,275	11,821	10,386	6,927
Income tax expense	257	501	190	—	—

EBITDA	$135,575	$102,719	$119,586	$53,155	$25,077

Add:
Unrealized losses (gains) from mark to market accounting for hedging activities	$(11,509)	$3,487	$(13,145)	$27,586	$7,788
Non-cash impact of restructuring, decommissioning and asset impairments	—	—	—	1,766	(1,276)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	4,009	(1,934)	(1,983)	3,314	3,122

Adjusted EBITDA	$128,075	$104,272	$104,458	$85,821	$34,711

	Calumet			Predecessor
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by (used in) operating activities:
Adjusted EBITDA	$128,075	$104,272	$104,458	$85,821	$34,711
Add:
Unrealized (losses) gains from mark to market accounting for hedging activities	11,509	(3,487)	13,145	(27,586)	(7,788)
Non-cash impact of restructuring, decommissioning and asset impairments	—	—	—	(1,766)	1,276
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(4,009)	1,934	1,983	(3,314)	(3,122)

EBITDA	$135,575	$102,719	$119,586	$53,155	$25,077

Add:
Cash interest expense and debt extinguishment costs	(31,440)	(4,638)	(11,997)	(29,843)	(9,869)
Unrealized (gains) losses on derivative instruments	(3,454)	1,297	(12,264)	27,586	7,788
Income taxes	(257)	(501)	(190)	—	—
Restructuring charge	—	—	—	1,693	—
Provision for doubtful accounts	1,448	41	172	294	216
Equity in loss of unconsolidated affiliates	—	—	—	—	427
Dividends received from unconsolidated affiliates	—	—	—	—	3,470
Debt extinguishment costs	898	352	2,967	4,173	—
Changes in assets and liabilities:
Accounts receivable	45,042	(15,038)	16,031	(56,878)	(19,399)
Inventory	55,532	3,321	(2,554)	(25,441)	(20,304)
Other current assets	1,834	(4,121)	16,183	569	(11,596)
Derivative activity	41,757	2,121	(879)	4,012	(2,742)
Accounts payable	(103,136)	89,225	33,993	(13,268)	25,764
Accrued liabilities	(1,284)	(4,150)	657	5,293	957
Other, including changes in noncurrent assets and liabilities	(12,174)	(3,082)	5,063	(5,346)	(401)

Net cash provided by (used in) operating activities	$130,341	$167,546	$166,768	$(34,001)	$(612)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Annual Report on Form 10-K reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”). The following discussion analyzes the financial condition and results of operations of Calumet for the years ended December 31, 2008, 2007, and 2006. The financial condition and results of operations for the year ended December 31, 2006 are of Calumet and include the results of operation of the Calumet Lubricants Co., Limited Partnership, our predecessor, from January 1, 2006 to January 31, 2006. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical consolidated financial statements and notes of Calumet included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We own plants located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at our Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at our Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at our Princeton and Cotton Valley refineries are included in our specialty products segment. In 2008, approximately 73.9% of our gross profit was generated from our specialty products segment and approximately 26.1% of our gross profit was generated from our fuel products segment.

Industry Dynamics

The specialty petroleum products refining industry and, in general, the overall refining industry experienced significant volatility during 2008, which created many challenges for refiners. We faced the same economic challenges that affected most companies in the industry, primarily driven by the extreme fluctuations in crude oil and other feedstock prices during the year. As a whole, the specialty petroleum products refining industry increased prices significantly for specialty products during the first half of 2008, but these product price increases lagged the unprecedented pace of increases in the price of crude oil. The historic increase in crude oil to approximately $145 per barrel on the NYMEX in June 2008 was followed by a decrease in crude oil prices even more severe than the increase. In December 2008, crude oil prices on the NYMEX averaged approximately $42 per barrel. As a result, in 2008, most companies in the industry experienced cash flow volatility, significant fluctuations in gross profit, significant hedging losses in the second half of the year and increased liquidity issues due to the devaluation in the market prices of inventories of crude oil and refined products. Calumet was no different, as our specialty products segment gross profit on a quarterly basis experienced volatility as it was $22.3 million, $21.5 million, $66.1 million and $77.7 million in the first, second, third and fourth quarters of 2008, respectively.

Related to specialty products crude oil hedging, our realized hedging results fluctuated from a gain of $22.8 million through the six months ended June 30, 2008 as compared to a loss of $47.9 million for the six months ended December 31, 2008. Most recently, the industry has experienced bankruptcy filings of certain refiners and chemical companies due to this period of difficult industry dynamics. Given the current fuel products crack spread being at a much lower level than in recent years and the demand impact of the economic downturn, the upcoming period will likely continue to be challenging for refiners, including specialty products refiners like us.

Calumet has sought to differentiate itself from its competitors and mitigate the impacts of the challenging economic environment through modifications to our hedging program, continued focus on specialty products, working capital reduction initiatives, reducing our quarterly cash distributions to the minimum quarterly distribution early in 2008, and other initiatives to help improve liquidity.

Acquisition and Refinery Expansion

On January 3, 2008, we acquired Penreco, a Texas general partnership, for $269.1 million. Penreco was owned by ConocoPhillips and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition included facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips. We funded the transaction through a portion of the combined proceeds from a public equity offering and a new senior secured first lien term loan facility. For further discussion please read “Liquidity and Capital Resources — Debt and Credit Facilities.” We believe that this acquisition provides several key long term strategic benefits, including market synergies within our solvents and lubricating oil product lines, additional operational and logistics flexibility and overhead cost reductions. The acquisition has broadened our customer base and has given the Company access to new markets.

In the second quarter of 2008 we completed a $374.0 million expansion project at our Shreveport refinery to increase aggregate crude oil throughput capacity from approximately 42,000 bpd to approximately 60,000 bpd and improve feedstock flexibility. For further discussion of this project, please read “Liquidity and Capital Resources — Capital Expenditures.”

Key Performance Measures

Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.

Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Item 7a “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of December 31, 2008, we have hedged approximately 18.5 million barrels of fuel products through December 2011 at an average refining margin of $11.48 per barrel with average refining margins ranging from a low of $11.32 in 2010 to a high of $11.99 in 2011. During the fourth quarter of 2008, we entered into derivative transactions for 5,000 bpd in 2009 to sell crude oil and buy gasoline which economically secured existing gains on the derivative position of $9.70 per barrel. As a result of these positions, we are now economically exposed to deterioration of gasoline crack spreads below $(2.13) per barrel for 5,000 bpd in 2009. As of December 31, 2008, we have 0.7 million barrels of crude oil options through March 2009 to hedge our purchases of crude oil for specialty products production. The strike prices and types of crude oil options vary. Please refer to Item 7a “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Existing Commodity Derivative Instruments” for a detailed listing of our derivative instruments.

Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

•	sales volumes;

•	production yields; and

•	specialty products and fuel products gross profit.

Sales volumes.  We view the volumes of specialty products and fuels products sold as an important measure of our ability to effectively utilize our refining assets. Our ability to meet the demands of our customers is driven by the volumes of crude oil and feedstocks that we run at our facilities. Higher volumes improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.

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

High crude oil prices and the volatility of crude oil prices posed significant challenges for us during 2008. The average of the prompt month NYMEX contract for crude oil, which approximates our cost of crude oil, has fluctuated significantly throughout 2008 as follows:

Average
NYMEX Price
Quarter Ended:	of Crude Oil Per Barrel

March 31, 2008	$97.82
June 30, 2008	123.80
September 30, 2008	118.22
December 31, 2008	59.42

As a result, we have experienced significant volatility in our gross profit and realized hedging results throughout the year. In response to this volatility, we implemented multiple rounds of specialty product price increases to customers during the first three quarters of 2008 and implemented reductions in our specialty products pricing being during the fourth quarter of 2008 in line with the substantial decline in the price of crude oil. Also, we continue to work diligently on other strategic initiatives, including optimizing our new assets from our Shreveport refinery expansion project and Penreco acquisition, using derivative instruments to mitigate the risk of price fluctuations in crude oil input prices, and maintaining our working capital reductions we achieved during the 2008 fiscal year. For further discussion of our strategic initiatives and our progress on such initiatives during the fourth quarter of 2008, please read “Liquidity and Capital Resources.” While we are taking steps to mitigate the adverse impact of this volatile environment on our operating results, we can provide no assurances as to the sustainability of the improvements in our operating results and to the extent we experience further periods of rapidly escalating or declining crude oil prices, our operating results and liquidity could be adversely affected.

Results of Operations

The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventory.

	Year Ended December 31,
	2008	2007	2006
	(In bpd)

Total sales volume (1)	56,232	47,663	50,345
Total feedstock runs (2)	56,243	48,354	51,598
Facility production (3):
Specialty products:
Lubricating oils	12,462	10,734	11,436
Solvents	8,130	5,104	5,361
Waxes	1,736	1,177	1,157
Fuels	1,208	1,951	2,038
Asphalt and other by-products	6,623	6,157	6,596

Total	30,159	25,123	26,588

Fuel products:
Gasoline	8,476	7,780	9,430
Diesel	10,407	5,736	6,823
Jet fuel	5,918	7,749	6,911
By-products	370	1,348	461

Total	25,171	22,613	23,625

Total facility production	55,330	47,736	50,213

(1)	Total sales volume includes sales from the production of our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements. The increase in feedstock runs for 2008 is primarily due to the acquisition of the Karns City, PA and the Dickinson, TX facilities as part of the Penreco acquisition and the completion of the Shreveport expansion project in May 2008. These increases were offset by decreases in production rates in the fourth quarter due to scheduled turnarounds at our Princeton, Cotton Valley and Shreveport refineries.

(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss.

The following table sets forth information about the sales of our principal products.

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Specialty products:
Lubricating oils	$841.2	$478.1	$509.9
Solvents	419.8	199.8	201.9
Waxes	142.5	61.6	61.2
Fuels	30.4	52.5	41.3
Asphalt and other by-products	144.1	74.7	98.8

Total	1,578.0	866.7	913.1

Fuel products:
Gasoline	332.7	307.1	336.7
Diesel	379.7	203.7	207.1
Jet fuel	186.7	225.9	176.4
By-products	11.9	34.4	7.7

Total	911.0	771.1	727.9

Consolidated sales	$2,489.0	$1,637.8	$1,641.0

The following table reflects our consolidated results of operations.

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Sales	$2,489.0	$1,637.8	$1,641.0
Cost of sales	2,235.1	1,456.4	1,436.1

Gross profit	253.9	181.4	204.9

Operating costs and expenses:
Selling, general and administrative	34.3	19.6	20.4
Transportation	84.7	54.0	56.9
Taxes other than income taxes	4.6	3.7	3.6
Other	1.6	2.9	0.9

Operating income	128.7	101.2	123.1

Other income (expense):
Interest expense	(33.9)	(4.7)	(9.0)
Interest income	0.4	1.9	3.0
Debt extinguishment costs	(0.9)	(0.4)	(3.0)
Realized loss on derivative instruments	(58.8)	(12.5)	(30.3)
Unrealized gain (loss) on derivative instruments	3.5	(1.3)	12.3
Gain on sale of mineral rights	5.8	—	—
Other	(0.1)	(0.8)	(0.3)

Total other expense	(84.0)	(17.8)	(27.3)

Net income before income taxes	44.7	83.4	95.8
Income tax expense	(0.3)	(0.5)	(0.2)

Net income	$44.4	$82.9	$95.6

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Sales.  Sales increased $851.1 million, or 52.0%, to $2,489.0 million in 2008 from $1,637.8 million in 2007. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in millions)

Sales by segment:
Specialty products:
Lubricating oils	$841.2	$478.1	75.9%
Solvents	419.8	199.8	110.1%
Waxes	142.5	61.6	131.3%
Fuels (1)	30.4	52.5	(42.1)%
Asphalt and by-products (2)	144.1	74.7	92.9%

Total specialty products	1,578.0	866.7	82.1%

Total specialty products sales volume (in barrels)	10,289,000	8,410,000	22.3%
Fuel products:
Gasoline	$332.7	$307.1	8.3%
Diesel	379.7	203.7	86.5%
Jet fuel	186.7	225.9	(17.4)%
By-products (3)	11.9	34.4	(65.5)%

Total fuel products	911.0	771.1	18.1%

Total fuel products sales volume (in barrels)	10,292,000	8,987,000	14.5%
Total sales	$2,489.0	$1,637.8	52.0%

Total sales volume (in barrels)	20,581,000	17,397,000	18.3%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

This $851.1 million increase in sales resulted from a $711.3 million increase in sales in the specialty products segment and a $139.8 increase in sales in the fuel products segment.

Specialty products segment sales for 2008 increased $711.3 million, or 82.1%, primarily due to a 22.3% increase in volumes sold, from approximately 8.4 million barrels in 2007 to 10.3 million barrels in 2008 primarily due to an additional 2.4 million barrels of sales volume of lubricating oils, solvents and waxes from our operations acquired in the Penreco acquisition. Excluding sales volume associated with Penreco, our specialty products sales volume decreased 6.0% primarily due to lower fuels and solvents sales volume due to lower production at our Cotton Valley refinery. These decreases were partially offset by increased asphalt and by-products sales due to increased production from the Shreveport refinery expansion project. Specialty products segment sales were also positively affected by a 39.2% increase in the average selling price per barrel of specialty products at our Shreveport, Princeton and Cotton Valley refineries compared to the prior period due to price increases in all specialty products, with lubricating oils and asphalt and by-products experiencing the largest sales price increases. The sales price increases were implemented in response to the rising cost of crude oil experienced early in 2008 as the cost of crude oil per barrel increased 40.2% over 2007.

Fuel products segment sales for 2008 increased $139.8 million, or 18.1%, due to a 31.1% increase in the average selling price per barrel as compared to 2007. This increase compares to a 40.3% increase in the average cost of crude oil per barrel over 2007. The increased sales price per barrel was a result of increases in all fuel products as prices increased in relation to the increase in the price of crude oil. Gasoline prices increased at rates lower than the overall increase in the crude oil price per barrel due primarily to the decline in gasoline demand throughout 2008. Fuel products segment sales were also positively affected by a 14.5% increase in sales volumes, from approximately 9.0 million barrels in 2007 to 10.3 million barrels in 2008, primarily driven by diesel sales volume. The increase in diesel sales volume was due primarily to the startup of the Shreveport refinery expansion project in May 2008 and shifts in product mix to diesel during various points throughout 2008. Our Shreveport refinery has the ability to switch portions of its production between diesel and other fuel and specialty products to allow it to take advantage of the most advantageous markets. The increased sales volume and sales prices were offset by a $263.7 million increase in derivative losses on our fuel products cash flow hedges recorded in sales. Please see “Gross Profit” below for the net impact of our crude oil and fuel products derivative instruments designated as hedges.

Gross Profit.  Gross profit increased $72.5 million, or 40.0%, to $253.9 million for 2008 from $181.4 million for 2007. Gross profit for our specialty and fuel products segments were as follows:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in millions)

Gross profit by segment:
Specialty products	$187.6	$115.4	62.6%
Percentage of sales	11.9%	13.3%
Fuel products	$66.3	$66.0	0.5%
Percentage of sales	7.3%	8.6%
Total gross profit	$253.9	$181.4	40.0%
Percentage of sales	10.2%	11.1%

This $72.5 million increase in total gross profit includes an increase in gross profit of $72.2 million in the specialty products segment and a $0.3 million increase in gross profit in the fuel products segment.

The increase in specialty products segment gross profit was primarily due to a 22.3% increase in sales volume primarily due to an additional 2.4 million barrels of sales volume from our operations acquired in the Penreco acquisition. Negatively impacting our gross profit was the effect of our specialty products sales price increases not keeping pace with the rising cost of crude oil late in 2007 and in the first half of 2008. During the last six months of 2007, our specialty products sales prices increased by 7.9% and our average cost of crude oil increased by approximately 28.8%. This trend continued during the first six months of 2008 as our specialty products sales prices, excluding Penreco, increased by 18.3% and our average cost of crude oil increased by 31.3%. As crude oil prices started falling late in 2008, we benefited from price increases during the last six months of 2008 resulting in our specialty products sales prices increasing 25.5% while the average cost of crude oil decreased by 13.8%. Further lowering our gross profit was a reduction in the cost of sales benefit of $5.5 million in 2008 as compared to 2007 from the liquidation of lower cost inventory layers. These decreases were offset by increased derivative gains of $19.8 million in 2008 as compared to 2007. Additionally, in 2008 we entered into derivative contracts to economically hedge specialty crude purchases which were not designated as hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”). The impacts of these hedges which settled in 2008 was a realized loss of $47.0 million which is recorded in realized loss on derivative instruments in our statements of operations as discussed below.

Fuel products segment gross profit was positively impacted by a 14.5% increase in fuel products sales volume as discussed above. This increase was partially offset by the rising cost of crude oil outpacing increases in the selling price per barrel of our fuel products. The average cost of crude oil increased by approximately 40.3% from 2007 to 2008 while the average selling price per barrel of our fuel products increased by only 31.1% primarily due to gasoline sales prices increasing at rates lower than the overall increase in the crude oil price per barrel due to the decline in gasoline demand throughout 2008. Additionally, lowering our gross profit was a reduction in the cost of sales benefit of $8.9 million in 2008 as compared to 2007 from the liquidation of lower cost inventory layers.

Selling, general and administrative.  Selling, general and administrative expenses increased $14.7 million, or 74.7%, to $34.3 million in 2008 from $19.6 million in 2007. This increase is primarily due to additional selling, general and administrative expenses associated with Penreco. Selling, general and administrative expenses also increased due to additional accrued incentive compensation costs in 2008 as compared to 2007.

Transportation.  Transportation expenses increased $30.7 million, or 56.8%, to $84.7 million in 2008 from $54.0 million in 2007. This increase is primarily related to additional transportation expenses associated with Penreco.

Interest expense.  Interest expense increased $29.2 million, or 619.5%, to $33.9 million in 2008 from $4.7 million in 2007. This increase was primarily due to an increase in indebtedness as a result of a new senior secured term loan facility, which closed on January 3, 2008 and includes a $385.0 million term loan partially used to finance the acquisition of Penreco, as well as increased borrowings on our revolving credit facility primarily due to higher than expected capital expenditures to complete the Shreveport refinery expansion project. This increase was partially offset by an increase in capitalized interest as a result of increased capital expenditures on the Shreveport refinery expansion project.

Interest income.  Interest income decreased $1.6 million to $0.4 million in 2008 from $1.9 million in 2007. This decrease was primarily due to a larger average cash and cash equivalents balance during 2007 as compared to 2008 due to the utilization of cash for capital expenditures on the Shreveport refinery expansion project.

Debt extinguishment costs.  Debt extinguishment costs increased $0.5 million in 2008 as compared to $0.4 million in 2007. This increase was primarily due to the repayment of our prior senior secured term loan facility with a portion of the proceeds of our new senior secured term loan facility. The increase was also the result of debt extinguishment costs recognized in conjunction with the repayment of a portion of our new senior secured term loan facility using the proceeds of the sale of mineral rights on our real property at our Shreveport and Princeton refineries.

Realized loss on derivative instruments.  Realized loss on derivative instruments increased $46.3 million to $58.8 million in 2008 from $12.5 million in 2007. This increased loss was primarily the result of the unfavorable settlement of certain derivative instruments not designated as cash flow hedges in 2008 as compared to 2007 as crude oil prices declined rapidly in the third and fourth quarters of 2008. These derivative instruments were primarily combinations of crude oil options related to our specialty products segment crude oil purchases and are utilized to economically offset our exposure to rising crude oil prices.

Unrealized gain (loss) on derivative instruments.  Unrealized gain on derivative instruments increased $4.8 million, to $3.5 million in 2008 from a loss of $1.3 million in 2007. This increased gain is primarily due to the increase in gain ineffectiveness related to derivative instruments in our fuel products segment in 2008 as compared to 2007. This was offset by the unfavorable mark-to-market changes for certain derivative instruments in our specialty products segment not designated as cash flow hedges, including crude oil collars, natural gas swap contracts, and interest rate swap contracts, being recorded to unrealized loss on derivative instruments in 2008 as compared 2007.

Gain on sale of mineral rights.  We recorded a $5.8 million gain in 2008 resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party which has been accounted for as a sale. We have retained a royalty interest in any future production associated with these mineral rights.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales.  Sales decreased $3.2 million, or 0.2%, to $1,637.8 million in 2007 from $1,641.0 million in 2006. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2007	2006	% Change
	(Dollars in millions)

Sales by segment:
Specialty products:
Lubricating oils	$478.1	$509.9	(6.2)%
Solvents	199.8	201.9	(1.0)%
Waxes	61.6	61.2	0.7%
Fuels (1)	52.5	41.3	27.1%
Asphalt and by-products (2)	74.7	98.8	(24.4)%

Total specialty products	866.7	913.1	(5.1)%

Total specialty products sales volume (in barrels)	8,410,000	9,165,000	(8.2)%
Fuel products:
Gasoline	$307.1	$336.7	(8.8)%
Diesel	203.7	207.1	(1.7)%
Jet fuel	225.9	176.4	28.1%
By-products (3)	34.4	7.7	347.3%

Total fuel products	771.1	727.9	5.9%

Total fuel products sales volume (in barrels)	8,987,000	9,211,000	(2.4)%
Total sales	$1,637.8	$1,641.0	(0.2)%

Total sales volume (in barrels)	17,397,000	18,376,000	(5.3)%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

This $3.2 million decrease in sales resulted from a $46.4 million decrease in sales in the specialty products segment and a $43.2 increase in sales in the fuel products segment.

Specialty products segment sales for 2007 decreased $46.4 million, or 5.1%, primarily due to a 8.2% decrease in volumes sold, from approximately 9.2 million barrels in 2006 to approximately 8.4 million barrels in 2007. Decreased volumes were driven by lower sales of lubricating oils and asphalt and by-products. Lubricating oils sales volume decreased primarily due to higher demand for certain lubricating oils at the Princeton refinery due to the hurricane season of 2005 creating a brief decline in supply from our competitors in 2006 combined with reduced production at our Shreveport refinery. The reduced production at our Shreveport refinery was due to our decision to reduce production levels during the third and fourth quarters of 2007 due to the unfavorable incremental refining margins related to the rising cost of crude oil as well as unscheduled downtime of certain units at our Shreveport refinery in the first quarter of 2007. This decrease was partially offset by a 3.4% increase in the average selling price per barrel of specialty products. Average selling prices per barrel for lubricating oils, solvents, waxes, fuels, and asphalt and by-products all individually increased at rates below the overall 10.4% increase in our cost of crude oil per barrel during the period due to the rapidly changing and volatile market conditions.

Fuel products segment sales for 2007 increased $43.2 million, or 5.9%, due to an 13.3% increase in the average selling price per barrel, which exceeded the overall 10.4% increase in the cost of crude oil per barrel for the period.

This increase was partially offset by a 2.4% decrease in fuel products sales volumes sold attributable to lower production at our Shreveport refinery. The reduced production at our Shreveport refinery was due to our decision to reduce production levels during the third and fourth quarters of 2007 as a result of the unfavorable incremental refining margins related to the rising cost of crude oil as well as unscheduled downtime of certain units at our Shreveport refinery in the first quarter of 2007. Fuel products segment sales were also negatively affected by increased derivative losses of $33.6 million on our fuel products cash flow hedges recorded to sales for 2007 as compared to the prior year.

Gross Profit.  Gross profit decreased $23.6 million, or 11.5%, to $181.4 million for 2007 from $204.9 million for 2006. Gross profit for our specialty and fuel products segments were as follows:

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

The decrease in the specialty products segment gross profit was primarily due the rising cost of crude oil outpacing increases in the selling price per barrel of our specialty products, decreased sales volumes and increased operating costs due to higher maintenance expense. The cost of crude oil increased by approximately 10.4% over prior year while the average selling price per barrel increased by only 3.4%. Sales volume decreased 8.2% primarily related to lubricating oils as well as asphalt and by-products. These decreases in segment gross profit were partially offset by increased derivative gains of $10.6 million on our cash flow hedges of crude oil and natural gas purchases for 2007 as compared to the prior year as well as increased LIFO gains of $10.6 million from the liquidation of lower cost layers of inventory as compared to current costs.

The increase in the fuel products segment gross profit of $15.1 million was primarily the result of the average selling price increasing by 13.3% as compared to the increase in our average cost of crude of 10.4%. Additionally, we experienced higher material costs in 2006 from the use of certain gasoline blendstocks to maintain compliance with environmental regulations in the fourth quarter of 2006, with no such activity in 2007. These increases were partially offset by a 2.4% decrease in fuel sales volumes and increased derivative losses on our fuel products hedges of $11.4 million. In addition, for 2007 the fuel products segment recognized increased LIFO gains of $7.1 million from the liquidation of lower cost layers of inventory as compared to current costs.

Selling, general and administrative.  Selling, general and administrative expenses decreased $0.8 million, or 4.0%, to $19.6 million in 2007 from $20.4 million in 2006. This decrease is primarily due to decreased annual incentive bonuses to our executive management, as no incentive bonuses were earned by executive management for 2007. This decrease was partially offset by increased costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Transportation.  Transportation expenses decreased $2.9 million, or 5.1%, to $54.0 million in 2007 from $56.9 million in 2006. This decrease is primarily related to decreased Company sales volume on specialty products, which decreased by 8.2% over the prior year, which was partially offset by higher rail rates.

Interest expense.  Interest expense decreased $4.3 million, or 47.8%, to $4.7 million in 2007 from $9.0 million in 2006. This decrease was primarily due to increased capitalized interest as a result of capital expenditures on the Shreveport refinery expansion project.

Interest income.  Interest income decreased $1.0 million to $1.9 million in 2007 from $3.0 million in 2006. This decrease was primarily due to a larger average cash and cash equivalents balance in the year ended December 31, 2006 as compared to 2007 due to the proceeds from the public equity offering in July 2006, of which the entire $103.5 million was utilized on the Shreveport refinery expansion project during 2006 and 2007.

Debt extinguishment costs.  Debt extinguishment costs decreased to $0.4 million in 2007 compared to $3.0 million in 2006. Debt extinguishment costs were $0.4 million for the year ended December 31, 2007 due to the repayment of approximately $19.0 million of borrowings under the Company’s term loan facility in the third quarter of 2007 in connection with an amendment to our credit facilities. For 2006, the debt extinguishment costs of $3.0 million resulted from the repayment of a portion of borrowings under Calumet’s term loan and revolving credit facilities using the proceeds of the initial public offering, which closed on January 31, 2006.

Realized loss on derivative instruments.  Realized loss on derivative instruments decreased $17.8 million to a $12.5 million loss in 2007 from a $30.3 million loss in 2006. This decreased loss primarily was the result of the unfavorable settlement in 2006 on certain derivatives not designated as cash flow hedges with no similar settlements in 2007.

Unrealized gain (loss) on derivative instruments.  Unrealized gain (loss) on derivative instruments decreased $13.6 million, to a $1.3 million loss in 2007 from a $12.3 million gain in 2006. This decrease is primarily due to the unfavorable mark-to-market change related to the ineffective portion of certain derivative instruments designated as cash flow hedges. Unrealized loss on derivative instruments was also negatively affected by an unfavorable market change on our interest rate swap, which is not designated as a cash flow hedge due to the impact of the refinancing of our term loan debt on January 3, 2008.

Liquidity and Capital Resources

Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions and debt service. We expect that our principal uses of cash in the future will be for working capital as we continue to increase our throughput rate at the Shreveport refinery, distributions to our limited partners and general partner, debt service, and capital expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. Given the current credit environment and our continued efforts to reduce leverage to ensure continued covenant compliance under our credit facilities, we do not anticipate completing any significant acquisitions, internal growth projects or replacement and environmental capital expenditures which would cause total spending to exceed $25.0 million during 2009. With the uncertain status of the credit and equity markets we anticipate future capital expenditures will be funded with current cash flows from operations and borrowings under our existing revolving credit facility.

Cash Flows

We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden change in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our credit facilities.

The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net cash provided by operating activities	$130.3	$167.5	$166.8
Net cash used in investing activities	$(480.5)	$(260.9)	$(75.8)
Net cash provided by (used in) financing activities	$350.1	$12.4	$(22.2)

Operating Activities.  Operating activities provided $130.3 million in cash during 2008 compared to $167.5 million during 2007. The decrease in cash provided by operating activities during 2008 was primarily due to increased working capital of $35.5 million, combined with a decrease of net income, after adjusting for non-cash items, of $1.7 million. The increase in working capital was due primarily to the decrease in accounts payable resulting from significantly lower crude oil and other feedstock prices at December 31, 2008 as compared to December 31, 2007 and the impacts of derivative activity. The reduction in accounts payable was partially offset by significant decreases in inventory and accounts receivable as a result of our working capital reduction initiatives and lower crude oil prices and fuel products selling prices.

Operating activities provided $167.5 million in cash during 2007 compared to $166.8 million in cash during 2006. The cash provided by operating activities during 2007 primarily consisted of net income, after adjusting for non-cash items, of $101.4 million and $66.1 million of reductions in working capital. Net income, after adjustments for non-cash items, decreased by $12.5 million in 2007 from $113.9 million in 2006. The reduction in working capital was primarily due to an incremental $55.2 million increase in accounts payable compared to 2006 primarily as a result of improvements in payment terms with crude oil suppliers combined with rising crude oil costs. This increase in accounts payable was offset by a $31.1 million increase in accounts receivable primarily as a result of higher sales prices in the fourth quarter of 2007 as compared to the same period in 2006.

Investing Activities.  Cash used in investing activities increased to $480.5 million during 2008 compared to $260.9 million during 2007. This increase was primarily due to the acquisition of Penreco for $269.1 million. Also increasing the use of cash for investing activities was the settlement of $49.7 million of derivative instruments utilized to economically hedge the risk of rising crude oil prices. As crude oil prices declined significantly during the last six months of 2008, the realized losses on these derivative instruments increased. Offsetting this increased use of cash was a decrease of $93.3 million in capital expenditures in 2008 compared to 2007. The majority of the capital expenditures were incurred at our Shreveport refinery, with $119.6 million related to the Shreveport refinery expansion project incurred in 2008 as compared to $188.9 million incurred in 2007. The remaining decrease in capital expenditures of $24.0 million primarily related to lower spending on various other capital projects at our Shreveport refinery compared to the prior year. Further offsetting the increased use of cash was the $6.1 million of cash proceeds received as a result of selling certain mineral rights on our real property at our Shreveport and Princeton refineries to a third party during the second quarter of 2008.

Cash used in investing activities increased to $260.9 million during 2007 as compared to $75.8 million during 2006. This increase was primarily due to an increase of $185.0 million in capital expenditures over 2006. The majority of the capital expenditures were incurred at our Shreveport refinery, with $188.9 million related to the Shreveport refinery expansion project incurred in 2007 as compared to $65.5 million incurred in 2006 for this project. The remaining increase of $61.6 million related primarily to various other capital projects at our Shreveport refinery to replace certain assets, improve efficiency, de-bottleneck certain specialty products operating units and for new product development.

Financing Activities.  Financing activities provided cash of $350.1 million during 2008 as compared to $12.4 million during 2007. This change was primarily due to borrowings under the new senior secured term loan credit facility along with associated debt issuance costs. A portion of the new term loan proceeds of $385.0 million was used to finance the acquisition of Penreco. The increase was also due to a $88.6 million increase in borrowings on our revolving credit facility, primarily due to spending on the Shreveport refinery expansion project. These increases were offset by uses of cash to repay our old term loan of $10.7 million, increased debt issuance costs of $9.3 million and repayments under the new term loan of $9.9 million. The repayments under the new term loan are approximately $1.0 million per quarter. We sold certain mineral rights and our term loan credit agreement required that the proceeds of $6.1 million be used to repay an equal portion of the term loan. Our distributions to partners decreased $10.9 million as we reduced our distribution early in 2008 to our minimum quarterly distribution of $0.45 per unit.

Financing activities provided cash of $12.4 million during 2007 compared to using $22.2 million during 2006. This increase is primarily related to decreased repayments on debt in 2007 as compared to 2006 as well as reduced proceeds from public offerings of $100.3 million. These increases were offset by an increase in distributions to partners of $38.8 million.

On January 22, 2009, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14.8 million, for the quarter ended December 31, 2008. The distribution was paid on February 13, 2009 to unitholders of record as of the close of business on February 3, 2009. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59.2 million, on an annualized basis.

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

	Year Ended December 31,
	2008	2007	2006
	( In millions)

Capital improvement expenditures	$161.6	$248.8	$69.9
Replacement capital expenditures	4.4	10.9	4.5
Environmental expenditures	1.7	1.3	1.7

Total	$167.7	$261.0	$76.1

We anticipate that future capital expenditure requirements will be provided through cash provided by operations and available borrowings under our revolving credit facility unless the debt and equity capital markets improve in the near term. Management expects to invest up to $10 million in expenditures at its various locations during 2009 to complete the majority of our items in construction in progress related to improving our product mix or operating cost leverage. In addition, management estimates its replacement and environmental capital expenditures to be approximately $3.5 million per quarter. Our Shreveport refinery expansion project and the Penreco acquisition have demonstrated an increase in cash flow from operations on a per unit basis which has restored our ability to issue common units in certain circumstances back to the maximum level defined in our partnership agreement, or 6,533,000 common units.

During the last three years, we invested significantly in expanding and enhancing the operations at our facilities, primarily at our Shreveport refinery. We invested a total of approximately $161.6 million, $248.8 million and $69.9 million during 2008, 2007 and 2006, respectively. Of these investments during these periods, $374.0 million relates to our Shreveport refinery expansion project.

The Shreveport refinery expansion project was completed and operational in May 2008. The Shreveport expansion project has increased this refinery’s throughput capacity from 42,000 bpd to 60,000 bpd. For 2008, the Shreveport refinery had total feedstock runs of 37,096 bpd, which represents an increase of approximately 2,744 bpd from 2007, before completion of the Shreveport expansion project. The Shreveport refinery did not achieve the expected significant increase in feedstock runs year over year due primarily to unscheduled downtime due to hurricane Ike and scheduled downtime in the fourth quarter to complete a three-week turnaround. In 2009, feedstock run rates at Shreveport have averaged approximately 50,000 bpd.

As part of this expansion project, we enhanced the Shreveport refinery’s ability to process sour crude oil. During the fourth quarter of 2008, we processed approximately 12,400 bpd of sour crude oil at the Shreveport refinery and we anticipate running up to 19,000 bpd of sour crude oil at the Shreveport refinery in the current environment. In certain operating scenarios where overall throughput is reduced, we expect we will be able to increase sour crude oil throughput rates up to approximately 25,000 bpd.

Additionally, for 2008 and 2007, we invested $40.8 million and $65.6 million, respectively, in our Shreveport refinery for other capital expenditures, including projects to improve efficiency, de-bottleneck certain operating units and for new product development. These expenditures are anticipated to enhance and improve our product mix and operating cost leverage, but will not significantly increase the feedstock throughput capacity of the Shreveport refinery. We estimate that by March 31, 2009 we will have placed in service $19.3 million of our total $25.1 million in construction in progress.

Debt and Credit Facilities

On January 3, 2008, we repaid all of our indebtedness under our previous senior secured first lien term loan credit facility, entered into new senior secured first lien term loan facility and amended our existing senior secured revolving credit facility. As of December 31, 2008, our credit facilities consist of:

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

Borrowings under the amended revolving credit facility are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base cannot exceed the total commitments of the lender group. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $375.0 million. The number of lenders in our facility has been reduced from ten due to an acquisition. If further acquisitions occur, we will increase the concentration of our exposure to certain financial institutions. Currently, the largest member of our bank group provides a commitment for $87.5 million. The smallest commitment is $15 million and the median commitment is $42.5 million. In the event of a default by one of the lenders in the syndicate, the total commitments under the revolving credit facility would be reduced by the defaulting lenders’ commitment, unless another lender or a combination of lenders increase their commitments to replace the defaulting lender. In the alternative, the revolving credit facility also permits us to replace a defaulting lender. Although we do not expect any current lenders to default under the revolving credit facility, we can provide no assurances. Also, our borrowing base at December 31, 2008 was $175.8 million, thus, we would have to experience defaults in commitments totaling $199.2 million from our lender group before it would impact our liquidity as of December 31, 2008. This would require at least three of our nine lenders to default in order for it to impact our current liquidity position under the revolving credit facility.

The revolving credit facility, which is our primary source of liquidity for cash needs in excess of cash generated from operations, currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at our option. This margin is currently at 50 basis points for prime and 200 basis points for LIBOR; however, it fluctuates based on measurement of our Consolidated Leverage Ratio discussed below. The revolving credit facility has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets and matures in January 2013. On December 31, 2008, we had availability on our revolving credit facility of $51.9 million, based upon a $175.8 million borrowing base, $21.4 million in outstanding standby letters of credit, and outstanding borrowings of $102.5 million. The recent drop in crude oil prices has improved our gross profit; however, it has also caused a reduction in the market value of our inventory and resulted in a lower borrowing base. After paying our quarterly distribution of $14.8 million on February 13, 2009, our availability under the revolving credit facility was consistent with December 31, 2008. We believe that we have sufficient cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations or a significant, sustained decline in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our credit facilities. Further substantial declines in crude oil prices, if sustained, may materially diminish our borrowing base which is based, in part, on the value of our crude oil inventory and could result in a material reduction in our borrowing capacity under our revolving credit facility.

The term loan facility, fully drawn at $385.0 million on January 3, 2008, bears interest at a rate of LIBOR plus 400 basis points or prime plus 300 basis points, at our option. Management has historically kept the outstanding balance on a LIBOR basis, however, that decision is evaluated every three months to determine if a portion is to be converted back to the prime rate. Each lender under this facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory. Our term loan facility matures in January 2015. Under the terms of our term loan facility, we applied a portion of the net proceeds from the term loan facility to the acquisition of Penreco. We are required to make mandatory repayments of approximately $1.0 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2008 and ending with the fiscal quarter ending September 30, 2014, with the remaining balance due at maturity on January 3, 2015. In June 2008, we received lease bonuses of $6.1 million associated with the sale of mineral rights on our real property at our Shreveport and Princeton refineries to a non-affiliated third party. As a result of these transactions, we recorded a gain of $5.8 million in other income (expense) in the consolidated statements of operations. Under the term loan agreement, cash proceeds resulting from the disposition of our property, plant and equipment generally must be used as a mandatory prepayment of the term loan. As a result, we made a prepayment of $6.1 million in June 2008 on the term loan.

Our letter of credit facility to support crack spread hedging bears interest at a rate of 4.0% and is secured by a first priority lien on our fixed assets. We have issued a letter of credit in the amount of $50.0 million, the full amount available under this letter of credit facility, to one counterparty. As long as this first priority lien is in effect and such counterparty remains the beneficiary of the $50.0 million letter of credit, we will have no obligation to post additional cash, letters of credit or other collateral with such counterparty to provide additional credit support for a mutually-agreed maximum volume of executed crack spread hedges. In the event such counterparty’s exposure to us exceeds $100.0 million, we would be required to post additional credit support to enter into additional crack spread hedges up to the aforementioned maximum volume. In addition, we have other crack spread hedges in place with other approved counterparties under the letter of credit facility whose credit exposure to us is also secured by a first priority lien on our fixed assets.

The credit facilities permit us to make distributions to our unitholders as long as we are not in default and would not be in default following the distribution. Under the credit facilities, we are obligated to comply with certain financial covenants requiring us to maintain a Consolidated Leverage Ratio of no more than 4.0 to 1 and a Consolidated Interest Coverage Ratio of no less than 2.50 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and Available Liquidity of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). Both the Consolidated Leverage Ratio steps down from 4.0 to 1 to 3.75 to 1 and the Consolidated Interest Coverage Ratio steps up from 2.50 to 1 to 2.75 to 1 effective with the quarter ended June 30, 2009. The Consolidated Leverage Ratio is defined under our credit agreements to mean the ratio of our Consolidated Debt (as defined in the credit agreements) as of the last day of any fiscal quarter to our Adjusted EBITDA (as defined below) for the last four fiscal quarter periods ending on such date. During fiscal year 2008, the credit facilities permitted the inclusion of a prorated portion of Penreco’s estimated Adjusted EBITDA from 2007 in measuring compliance with these covenants. The Consolidated Interest Coverage Ratio is defined as the ratio of Consolidated EBITDA for the last four fiscal quarters to Consolidated Interest Charges for the same period. Available Liquidity is a measure used under our revolving credit facility and is the sum of the cash and borrowing capacity that we have as of a given date. Adjusted EBITDA means Consolidated EBITDA as defined in our credit facilities to mean, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; and (g) all non-recurring restructuring charges associated with the Penreco acquisition minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.

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

During 2008, we experienced adverse financial conditions primarily attributable with historically high crude oil price volatility, which negatively affected our operations during 2008. Also contributing to these adverse financial conditions were higher borrowings required to fund the completion of the Shreveport refinery expansion project. Compliance with the financial covenants pursuant to our credit agreements is measured quarterly based upon performance over the most recent four fiscal quarters, and as of December 31, 2008, we were in compliance with all financial covenants under our credit agreements. We are continuing to take steps to ensure that we continue to meet the requirements of our credit agreements and currently believe that we will be in compliance for all future measurement dates. These steps include the following:

Increased Flexibility in Our Crude Oil Price Hedging for Specialty Products Segment

We remain committed to an active hedging program to manage commodity price risk in both our specialty products and fuel products segments. Due to the volatility of the price of crude oil and the impact such volatility has had on our short-term cash flows, we modified our hedging strategy to allow increased flexibility in the overall portion of input prices for specialty products we may hedge, the time horizon we may hedge and the types of derivative instruments we may use. Specifically, we have targeted the use of derivative instruments, primarily combinations of options, to mitigate our exposure to changes in crude oil prices for up to 75% of our specialty products production as conditions warrant. Generally, we believe that a time horizon of hedging crude oil purchases ranging from 3 to 9 months forward for our specialty products segment is appropriate given our general ability to manage our specialty products prices. We continue to consider current crude oil prices, specialty products gross profit expectations and liquidity as the primary factors to determine the volume, time horizon and type of derivative instruments we may execute. We plan to continue to use derivative instruments to achieve our goal of limiting crude oil price volatility in our operations. Due to the current economic environment and the complexities around derivative instruments, we intend to maintain flexibility in the manner in which we hedge. At December 31, 2008, we had approximately 7,700 barrels per day of crude oil hedges in January 2009 through March 2009 and are at the lower end of our targeted volume range of hedges for our specialty products segment. Through February 26, 2009, we have added no additional crude oil hedges for our specialty products segment.

During the last five fiscal quarters, October 1, 2007 through December 31, 2008, we have experienced significant crude oil price volatility. As a result, we have realized derivative gains (losses) in our specialty products segment over these five quarters of $5.3 million, $6.4 million, $16.4 million, $(7.3) million and $(40.6) million, respectively, for a total loss during the period of $(19.8) million. This loss includes approximately $15.8 million of losses related to crude oil derivatives related to 2009 that were early settled during the fourth quarter of 2008. We believe that our hedging program has been effective at offsetting a portion of volatility in our specialty products segment’s quarterly gross profit.

As of December 31, 2008 and February 26, 2009, we have provided cash margin of $4.0 million and $0.4 million, respectively, in credit support to certain of our hedging counterparties. Currently, we do not expect to have a significant exposure to additional margin calls from our derivative counterparties due to the reduced number of barrels hedged and the use of 4-way collars that have a limited exposure to crude oil price decreases. Please read

Item 7A “Quantitative and Qualitative Disclosures about Market Risk — Existing Commodity Derivative Instruments” for derivative instruments outstanding as of December 31, 2008.

Working Capital Reduction

We continue to implement strategies to reduce our working capital requirements across all of our operations and we expect to maintain prudent levels of working capital to enhance liquidity given our plans for higher Shreveport refinery run rates in 2009. As an example, effective May 1, 2008 we entered into a crude oil supply agreement with an affiliate of our general partner to purchase crude oil used at our Princeton refinery on a just-in-time basis, which significantly reduced crude oil inventory historically maintained for this refinery by approximately 200,000 barrels. Excluding inventory related to the Penreco acquisition, we have reduced our total inventory levels by approximately 640,000 barrels, or approximately 29.8% as of December 31, 2008 as compared to December 31, 2007. Additionally, on January 26, 2009 we entered into a second crude oil supply agreement with the same affiliate of our general partner to supply a portion of the crude oil for our Shreveport refinery with favorable payment terms that will allow us to further reduce our working capital requirements and enhance liquidity.

Continued Integration of the Penreco Acquisition

During the first nine months of 2008, we implemented multiple price increases for various specialty product lines acquired in the Penreco acquisition to attempt to keep pace with rising feedstock costs. In addition, we have implemented a pricing policy which we believe is more responsive to rising feedstock prices to limit the time between feedstock price increases and product price increases to customers. We are also implementing operational strategies, including using various existing Calumet refinery products as feedstocks in the acquired Penreco plant operations, and we have reduced headcount by approximately 50 employees.

While assurances cannot be made regarding our future compliance with these covenants and being cognizant of the general uncertain economic environment, we anticipate that our strategic initiatives discussed above will allow us to maintain compliance with such financial covenants and improve our Adjusted EBITDA, liquidity and distributable cash flows.

Failure to achieve our anticipated results may result in a breach of certain of the financial covenants contained in our credit agreements. If this occurs, we will enter into discussions with our lenders to either modify the terms of the existing credit facilities or obtain waivers of non-compliance with such covenants. There can be no assurances of the timing of the receipt of any such modification or waiver, the term or costs associated therewith or our ultimate ability to obtain the relief sought. Our failure to obtain a waiver of non-compliance with certain of the financial covenants or otherwise amend the credit facilities would constitute an event of default under our credit facilities and would permit the lenders to pursue remedies. These remedies could include acceleration of maturity under our credit facilities and limitations on, or the elimination of, our ability to make distributions to our unitholders. If our lenders accelerate maturity under our credit facilities, a significant portion of our indebtedness may become due and payable immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we are unable to make these accelerated payments, our lenders could seek to foreclose on our assets.

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

If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. We believe we are in compliance with all debt covenants and have adequate liquidity to conduct our business as of December 31, 2008.

Contractual Obligations and Commercial Commitments

A summary of our total contractual cash obligations as of December 31, 2008, is as follows:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations	$477,624	$3,850	$7,700	$110,239	$355,835
Interest on long-term debt at contractual rates	165,267	30,808	59,972	49,674	24,813
Capital lease obligations	2,640	961	1,354	325	—
Operating lease obligations (1)	45,688	12,665	18,287	10,661	4,075
Letters of credit (2)	71,355	21,355	—	50,000	—
Purchase commitments (3)	149,613	149,613	—	—	—
Pension obligations	13,000	—	8,000	5,000	—
Employment agreements (4)	773	371	402	—	—

Total obligations	$925,960	$219,623	$95,715	$225,899	$384,723

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through August 2015.

(2)	Letters of credit supporting crude oil purchases, precious metals leasing and hedging activities.

(3)	Purchase commitments consist of obligations to purchase fixed volumes of crude oil from various suppliers based on current market prices at the time of delivery.

(4)	Annual compensation under the employment agreement of F. William Grube, chief executive officer and president.

In connection with the closing of the Penreco acquisition on January 3, 2008, we entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we are obligated to purchase $37.4 million of feedstock for the LVT unit in each of the next four years based on pricing estimates as of December 31, 2008. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to us as liquidated damages.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates and base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Income Taxes

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2007, we requested a ruling from the IRS with respect to the qualifying nature of income generated from the Penreco assets and business operations. In the fourth quarter of 2008, the IRS provided a favorable ruling, upon which we will rely to own the Penreco assets and operate the Penreco business within our existing flow-through tax structure.

Inventories

The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor and refining overhead costs. We review our inventory balances quarterly for excess inventory levels or obsolete products and write down, if necessary, the inventory to net realizable value. The replacement cost of our inventory, based on current market values, would have been $27.5 million and $107.9 million higher at December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative transactions as either assets or liabilities at fair value on the consolidated balance sheets. The Company utilized third party valuations and published market data to determine the fair value of these derivatives and thus does not directly rely on market indices. The Company performs an independent verification of the third party valuation statements to validate inputs for reasonableness and completes a comparison of implied crack spread mark-to-market valuations among our counterparties.

The Company’s derivative instruments, consisting of derivative assets and derivative liabilities of $71.2 million and $15.8 million, respectively, as of December 31, 2008, are valued at Level 1, Level 2, and Level 3 fair value measurement under SFAS No. 157, Fair Value Measurements, depending upon the degree by which inputs are observable. The Company’s derivative instruments are the only assets and liabilities measured at fair value as of December 31, 2008. The Company recorded unrealized gains of derivative instruments and realized losses on derivative instruments of $3.5 million and $58.8 million, respectively, on our derivative instruments in 2008. The increase in the fair market value of our outstanding derivative instruments from a net liability of $57.5 million as of December 31, 2007 to a net asset of $55.4 million as of December 31, 2008 was primarily due to decreases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins. The Company believes that the fair values of our derivative instruments may diverge materially from the amounts currently recorded to fair value at settlement due to the volatility of commodity prices.

Holding all other variables constant, we expect a $1 increase in these commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volume hedged as of December 31, 2008:

In millions

Crude oil swaps	$(18.5)
Diesel swaps	$11.9
Gasoline swaps	$6.7
Crude oil collars	$(0.7)
Natural gas swaps	$(0.3)

The Company enters into crude oil, gasoline, and diesel hedges to hedge an implied crack spread. Therefore, any increase in crude oil swap mark-to-market valuation due to changes in commodity prices will generally be accompanied by a decrease in gasoline and diesel swap mark-to-market valuation.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement was effective for fiscal years beginning after November 15, 2007. The Company adopted the Statement on January 1, 2008 and applied the various disclosures as required by the Statement. The Statement did not have a material affect on our financial position, results of operations or cash flows. In February 2008, the FASB agreed to defer for one year the effective date of the Statement for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

In March 2008, FASB issued Emerging Issues Task Force Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. EITF 07-4 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impacts of EITF 07-4 and will adopt the new requirements for all future reporting periods.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices which is consistent with prior years. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.

Crude Oil Price Volatility

We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $10.7 million and our fuel product segment cost of sales by $10.7 million based on our sales volumes for 2008.

Crude Oil Hedging Policy

Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can generally take into account the cost of crude oil in setting specialty products prices. However, during periods such as 2008 when crude oil prices ranged from a low of approximately $42 per barrel to a high of approximately $145 per barrel, we are not always able to adjust our sales prices as quickly as increases in the price of crude oil. Due to this lack of correlation between our specialty products sales prices and crude oil in periods of high volatility, we further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments, which can include both swaps and options, generally executed in the over-the-counter (OTC) market. Our policy is generally to enter into crude oil derivative contracts that match our expected future cash out flows for up to 70% of our anticipated crude oil purchases related to our specialty products production. These positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. During the first three quarters of 2008, we both lengthened the transaction period and increased the volume hedged to near these maximum levels of up to two years and for up to 70% of our projected crude oil purchasing volume for our specialty products segment. In the fourth quarter of 2008, we settled the majority of these forward positions and as of December 31, 2008 we are hedged at the lower end of our guideline and at a hedge percentage of approximately 25% of forecasted production through March 31, 2009. Our fuel products sales are based on market prices at the time of sale. Accordingly, in conjunction with our fuel products hedging policy discussed below, we enter into crude oil derivative contracts related to our fuel products segment for up to five years and no more than 75% of our fuel products sales on average for each fiscal year.

Natural Gas Price Volatility

Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.7 million based on our results for the year ended December 31, 2008.

Natural Gas Hedging Policy

We enter into derivative contracts to manage our exposure to natural gas prices. Our policy is generally to enter into natural gas swap contracts during the summer months for up to approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months with time to expiration not to exceed three years.

Fuel Products Selling Price Volatility

We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our fuel products segment sales by $10.3 million based on our results for the year ended December 31, 2008.

Fuel Products Hedging Policy

In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, our policy is generally to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude oil purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuel products margins for a rolling period of 1 to 12 months forward for at least 60% and no more than 90% of our anticipated fuels production, and for a rolling 13 to 24 months forward for at least 50% and no more than 90% of our anticipated fuels production. As of December 31, 2008, we were over 60% hedged for both the forward 12 and 24 month periods. We are currently hedging in calendar year 2011, with no positions currently in 2012 or 2013.

The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. The increase in the fair market value of our outstanding derivative instruments from a net liability of $57.5 million as of December 31, 2007 to a net asset of $55.4 million as of December 31, 2008 was primarily due to decreases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins, offset by the impact of decreases in crude oil prices on our specialty products segment crude oil derivatives. Please read Note 2 — Derivatives in the notes to our consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.

Interest Rate Risk

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates, which is consistent with prior years. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2008, we had approximately $477.6 million of variable rate debt. Holding other variables constant (such as debt levels), a one hundred basis point change in interest rates on our variable rate debt as of December 31, 2008 would be expected to have an impact on net income and cash flows for 2008 of approximately $4.8 million.

We have a $375.0 million revolving credit facility as of December 31, 2008, bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. We had borrowings of $102.5 million outstanding under this facility as of December 31, 2008, bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin.

Existing Interest Rate Derivative Instruments

In 2008, the Company entered into a forward swap contract to manage interest rate risk related to its current variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $150.0 million and $50.0 million of the total outstanding term loan indebtedness in 2009 and 2010, respectively, pursuant to this forward swap contract.

This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 3.09%, and 3.66% per annum in 2009 and 2010, respectively.

Existing Commodity Derivative Instruments

Fuel Products Segment

As a result of our fuel products hedging activity, we recorded a loss of $297.3 million and a gain of $285.0 million, to sales and cost of sales, respectively, in the consolidated statements of operations for 2008.

The following tables provide information about our derivative instruments related to our fuel products segment as of December 31, 2008:

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2009	2,025,000	22,500	$66.26
Second Quarter 2009	2,047,500	22,500	66.26
Third Quarter 2009	2,070,000	22,500	66.26
Fourth Quarter 2009	2,070,000	22,500	66.26
Calendar Year 2010	7,300,000	20,000	67.29
Calendar Year 2011	3,009,000	8,244	76.98

Totals	18,521,500
Average price			$68.41

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	1,170,000	13,000	$80.51
Second Quarter 2009	1,183,000	13,000	80.51
Third Quarter 2009	1,196,000	13,000	80.51
Fourth Quarter 2009	1,196,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	11,861,000
Average price			$82.48

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	855,000	9,500	$73.83
Second Quarter 2009	864,500	9,500	73.83
Third Quarter 2009	874,000	9,500	73.83
Fourth Quarter 2009	874,000	9,500	73.83
Calendar Year 2010	2,555,000	7,000	75.28
Calendar Year 2011	638,000	1,748	83.42

Totals	6,660,500
Average price			$75.30

The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above, all of which are designated as hedges.

	Barrels		Implied Crack
Swap Contracts by Expiration Dates	Purchased	BPD	Spread ($/Bbl)

First Quarter 2009	2,025,000	22,500	$11.43
Second Quarter 2009	2,047,500	22,500	11.43
Third Quarter 2009	2,070,000	22,500	11.43
Fourth Quarter 2009	2,070,000	22,500	11.43
Calendar Year 2010	7,300,000	20,000	11.32
Calendar Year 2011	3,009,000	8,244	11.99

Totals	18,521,500
Average price			$11.48

At December 31, 2008, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $14.3 million of unrealized gains in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008. Refer to the gasoline swap contracts table below with corresponding barrel per day amounts for the related transactions.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	450,000	5,000	$62.66
Second Quarter 2009	455,000	5,000	62.66
Third Quarter 2009	460,000	5,000	62.66
Fourth Quarter 2009	460,000	5,000	62.66

Totals	1,825,000
Average price			$62.66

At December 31, 2008, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $15.9 million of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008. Refer to the crude oil swap contracts table above with corresponding barrel per day amounts for the related transactions.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2009	450,000	5,000	$60.53
Second Quarter 2009	455,000	5,000	60.53
Third Quarter 2009	460,000	5,000	60.53
Fourth Quarter 2009	460,000	5,000	60.53

Totals	1,825,000
Average price			$60.53

To summarize at December 31, 2008, the Company had the following crude oil and gasoline derivative instruments not designated as hedges in its fuel products segment. These trades were used to economically freeze a portion of the mark-to-market valuation gain for the above crack spread trades.

	Barrels		Implied Crack
Swap Contracts by Expiration Dates	Purchased	BPD	Spread ($/Bbl)

First Quarter 2009	450,000	5,000	$(2.13)
Second Quarter 2009	455,000	5,000	(2.13)
Third Quarter 2009	460,000	5,000	(2.13)
Fourth Quarter 2009	460,000	5,000	(2.13)

Totals	1,825,000
Average price			$(2.13)

The above derivative instruments to purchase the crack spread have effectively locked in a gain of $9.70 per barrel on approximately 1.8 million barrels, or $17.7 million, to be recognized in 2009.

As of February 26, 2009, the Company has also added the following crude oil and gasoline derivative instruments, none of which are designated as hedges, to the above transactions for our fuel products segment crack spread trades:

	Barrels		Implied Crack
Swap Contracts by Expiration Dates	Purchased	BPD	Spread ($/Bbl)

First Quarter 2010	135,000	1,500	$0.17
Second Quarter 2010	136,500	1,500	0.17
Third Quarter 2010	138,000	1,500	0.17
Fourth Quarter 2010	138,000	1,500	0.17

Totals	547,500
Average price			$0.17

The above derivative instruments to purchase the crack spread have effectively locked in a gain of $7.82 per barrel on approximately 0.5 million barrels, or $4.3 million, to be recognized in 2010.

Specialty Products Segment

As a result of our specialty products crude oil hedging activity, we recorded a gain of $21.9 million and a loss $47.0 million, to cost of goods sold and realized loss on derivative instruments, respectively, in the consolidated statements of operations for 2008. As of December 31, 2008 and February 26, 2009, we have provided cash margin of $4.0 million and $0.4 million, respectively, in credit support to certain of our hedging counterparties. At December 31, 2008, the Company had the following four-way crude oil collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $2.1 million of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2009	217,000	7,000	$50.32	$60.32	$70.32	$80.32
February 2009	84,000	3,000	38.33	48.33	58.33	68.33

Totals	301,000
Average price			$46.98	$56.98	$66.98	$76.98

At December 31, 2008, the Company had the following two-way crude oil collar derivatives related to crude oil purchases in our specialty products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $10.3 million of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008.

			Average	Average
			Sold Put	Bought Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)

January 2009	186,000	6,000	$68.57	$90.83
February 2009	112,000	4,000	74.85	96.25
March 2009	93,000	3,000	79.37	101.67

Totals	391,000
Average price			$72.94	$94.96

At December 31, 2008, the Company had the following derivatives related to natural gas purchases, of which 90,000 MMBtus are designated as hedges. As a result of a portion of these derivatives not being designated as hedges, the Company recognized $1.2 million of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for 2008.

Natural Gas Swap Contracts by Expiration Dates	MMBtus	$/MMBtu

First Quarter 2009	330,000	$10.38

Totals	330,000
Average price		$10.38

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Specialty Products Partners, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calumet Specialty Products Partners L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Indianapolis, Indiana
February 27, 2009

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$48	$35
Accounts receivable:
Trade, less allowance for doubtful accounts of $2,121 and $786, respectively	103,962	109,501
Other	5,594	4,496

	109,556	113,997

Inventories	118,524	107,664
Derivative assets	71,199	—
Prepaid expenses and other current assets	1,803	7,567
Deposits	4,021	21

Total current assets	305,151	229,284
Property, plant and equipment, net	659,684	442,882
Goodwill	48,335	—
Other intangible assets, net	49,502	2,460
Other noncurrent assets, net	18,390	4,231

Total assets	$1,081,062	$678,857

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$87,460	$167,977
Accounts payable — related party	6,395	—
Accrued salaries, wages and benefits	6,865	2,745
Taxes payable	6,833	6,215
Other current liabilities	9,662	4,882
Current portion of long-term debt	4,811	943
Derivative liabilities	15,827	57,503

Total current liabilities	137,853	240,265
Pension and postretirement benefit obligations	9,717	—
Long-term debt, less current portion	460,280	38,948

Total liabilities	607,850	279,213

Commitments and contingencies
Partners’ capital:
Common unitholders (19,166,000 units authorized, issued and outstanding)	363,935	375,925
Subordinated unitholders (13,066,000 units authorized, issued and outstanding)	35,778	43,996
General partner’s interest	17,933	19,364
Accumulated other comprehensive income (loss)	55,566	(39,641)

Total partners’ capital	473,212	399,644

Total liabilities and partners’ capital	$1,081,062	$678,857

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per unit data)

Sales	$2,488,994	$1,637,848	$1,641,048
Cost of sales	2,235,111	1,456,492	1,436,108

Gross profit	253,883	181,356	204,940

Operating costs and expenses:
Selling, general and administrative	34,267	19,614	20,430
Transportation	84,702	54,026	56,922
Taxes other than income taxes	4,598	3,662	3,592
Other	1,576	2,854	863

Operating income	128,740	101,200	123,133

Other income (expense):
Interest expense	(33,938)	(4,717)	(9,030)
Interest income	388	1,944	2,951
Debt extinguishment costs	(898)	(352)	(2,967)
Realized loss on derivative instruments	(58,833)	(12,484)	(30,309)
Unrealized gain (loss) on derivative instruments	3,454	(1,297)	12,264
Gain on sale of mineral rights	5,770	—	—
Other	11	(919)	(274)

Total other expense	(84,046)	(17,825)	(27,365)

Net income before income taxes	44,694	83,375	95,768
Income tax expense	257	501	190

Net income	$44,437	$82,874	$95,578

Allocation of net income:
Net income applicable to Predecessor for the period through January 31, 2006	—	—	4,408

Net income applicable to Calumet	44,437	82,874	91,170
Minimum quarterly distribution to common unitholders	(34,500)	(30,021)	(24,413)
General partner’s incentive distribution rights	(10,996)	(14,102)	(18,912)
General partner’s interest in net income	(334)	(939)	(845)
Common unitholders’ share of income in excess of minimum quarterly distribution	(11,706)	(13,592)	(18,312)

Subordinated unitholders’ interest in net income (loss)	(13,099)	24,220	28,688
Basic net income per limited partner unit:
Common	$2.41	$2.63	$2.84
Subordinated	$(1.00)	$1.86	$2.20
Diluted net income per limited partner unit:
Common	$2.41	$2.63	$2.84
Subordinated	$(1.00)	$1.86	$2.20
Weighted average limited partner common units outstanding — basic	19,166	16,678	14,642
Weighted average limited partner subordinated units outstanding — basic	13,066	13,066	13,066
Weighted average limited partner common units outstanding — diluted	19,166	16,680	14,642
Weighted average limited partner subordinated units outstanding — diluted	13,066	13,066	13,066
Cash distributions declared per common and subordinated unit	$1.98	$2.43	$1.30

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

		Accumulated Other	Partners’ Capital
	Predecessor	Comprehensive	General	Limited Partners
	Partners’ Capital	Income (Loss)	Partner	Common	Subordinated	Total
	(In thousands)

Balance at January 1, 2006	$43,443	$497	$—	$—	$—	$43,940
Comprehensive income through January 31, 2006 for the Predecessor:
Net income through January 31, 2006	4,408					4,408
Cash flow hedge (gain)/loss reclassified to net income		(497)				(497)
Change in fair value of cash flow hedges through January 31, 2006		1,578				1,578

Comprehensive income through January 31, 2006 for the Predecessor						5,489
Distributions to Predecessor partners	(6,900)					(6,900)
Assets and liabilities not contributed to Calumet	(5,626)					(5,626)
Allocation of Predecessor’s capital	(35,325)		3,053	10,423	21,849	—
Proceeds from initial public offering, net				138,743		138,743
Contribution from Calumet GP, LLC			375			375
Comprehensive income from February 1, 2006 through December 31, 2006 for Calumet:
Net income from February 1, 2006 through December 31, 2006			11,317	42,368	37,485	91,170
Change in fair value of cash flow hedges from February 1, 2006 through December 31, 2006	—	50,673	—	—	—	50,673

Comprehensive income from February 1, 2006 through December 31, 2006 for Calumet						141,843
Proceeds from follow-on public offering, net				103,479		103,479
Contribution from Calumet GP, LLC			2,218			2,218
Units repurchased for phantom unit grants				(69)		(69)
Amortization of vested phantom units				61		61
Distributions to partners			(1,013)	(20,286)	(16,987)	(38,286)

Balance at December 31, 2006	—	52,251	15,950	274,719	42,347	385,267
Comprehensive loss:
Net income			5,944	43,139	33,791	82,874
Cash flow hedge gain reclassified to net income		(13,880)				(13,880)
Change in fair value of cash flow hedges		(78,012)				(78,012)

Comprehensive loss						(9,018)
Proceeds from follow-on public offering, net				98,206		98,206
Contribution from Calumet GP, LLC			2,113			2,113
Amortization of vested phantom units				121		121
Distributions to partners			(4,643)	(40,260)	(32,142)	(77,045)

Balance at December 31, 2007	—	(39,641)	19,364	375,925	43,996	399,644
Comprehensive income:
Net income			889	25,895	17,653	44,437
Cash flow hedge loss reclassified to net income		17,472				17,472
Change in fair value of cash flow hedges		83,959				83,959
Minimum pension liability adjustment		(6,224)				(6,224)

Comprehensive income						139,644
Units repurchased for phantom unit grants				(115)		(115)
Amortization of vested phantom units				179		179
Distributions to partners			(2,320)	(37,949)	(25,871)	(66,140)

Balance at December 31, 2008	$—	$55,566	$17,933	$363,935	$35,778	$473,212

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Net income	$44,437	$82,874	$95,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,261	14,585	11,760
Amortization of turnaround costs	2,468	3,190	3,267
Provision for doubtful accounts	1,448	41	172
Non-cash debt extinguishment costs	898	352	2,967
Unrealized (gain)/loss on derivative instruments	(3,454)	1,297	(12,264)
Gain on sale of mineral rights	(5,770)	—	—
Other non-cash activities	1,712	358	152
Changes in assets and liabilities:
Accounts receivable	45,042	(15,038)	16,031
Inventories	55,532	3,321	(2,554)
Prepaid expenses and other current assets	5,834	(6,061)	9,293
Derivative activity	41,757	2,121	(879)
Deposits	(4,000)	1,940	6,890
Other assets	(10,211)	(6,510)	1,705
Accounts payable	(103,136)	89,225	33,993
Accrued salaries, wages and benefits	(1,657)	(2,930)	(2,489)
Taxes payable	618	(823)	2,962
Other current liabilities	(245)	(396)	184
Pension and postretirement benefit obligations	(193)	—	—

Net cash provided by operating activities	130,341	167,546	166,768
Investing activities
Additions to property, plant and equipment	(167,702)	(261,015)	(76,064)
Acquisition of Penreco, net of cash acquired	(269,118)	—	—
Settlement of derivative instruments	(49,746)	—	—
Proceeds from sale of mineral rights	6,065	—	—
Proceeds from disposal of property, plant and equipment	40	140	261

Net cash used in investing activities	(480,461)	(260,875)	(75,803)
Financing activities
Proceeds from borrowings — revolving credit facility	1,424,732	303,380	335,069
Repayments of borrowings — revolving credit facility	(1,329,150)	(296,423)	(428,054)
Repayments of borrowings — prior term loan credit facilities	(30,099)	(19,401)	(125,500)
Proceeds from borrowings — new term loan credit facility	385,000	—	—
Discount on new term loan	(17,400)	—	—
Debt issuance costs	(9,633)	(369)	—
Repayments of borrowings — new term loan credit facility	(9,915)	—	—
Payments on capital lease obligation	(618)	(906)	—
Proceeds from public equity offerings, net	—	98,206	242,222
Contributions from Calumet GP, LLC	—	2,113	2,593
Cash distribution to Calumet Holding, LLC	—	—	(3,258)
Change in bank overdraft.	3,471	2,854	—
Purchase of common units for unit grants	(115)	—	(69)
Distributions to Predecessor partners	—	—	(6,900)
Distributions to partners	(66,140)	(77,045)	(38,286)

Net cash provided by (used in) financing activities	350,133	12,409	(22,183)

Net increase (decrease) in cash and cash equivalents	13	(80,920)	68,782
Cash and cash equivalents at beginning of year	35	80,955	12,173

Cash and cash equivalents at end of year	$48	$35	$80,955

Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$33,667	$4,080	$11,986
Income taxes paid	$30	$150	$175

Supplemental disclosure of noncash financing and investing activities
Equipment acquired under capital lease	$171	$3,565	$—

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit and per unit data)

1.	Description of the Business

Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets or liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries (Predecessor) were contributed to Calumet. References to the Predecessor in these consolidated financial statements refer to Calumet Lubricants Co., Limited Partnership and its subsidiaries. On July 5, 2006 and November 20, 2007, the Partnership completed follow-on public offerings of its common units. As of December 31, 2008, Calumet had 19,166,000 common units, 13,066,000 subordinated units, and 657,796 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. On January 3, 2008 the Company closed on the acquisition of Penreco, a Texas general partnership, for approximately $269,118. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. Calumet owns facilities located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of Calumet include the accounts of Calumet Specialty Products Partners, L.P. and its wholly-owned operating subsidiaries, Calumet Lubricants Co., Limited Partnership, Calumet Sales Company Incorporated, Calumet Penreco, LLC and Calumet Shreveport, LLC. Calumet Shreveport, LLC’s wholly-owned operating subsidiaries are Calumet Shreveport Fuels, LLC and Calumet Shreveport Lubricants & Waxes, LLC. All intercompany transactions and accounts have been eliminated. Hereafter, the consolidated companies are referred to as the Company.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Inventories consist of the following:

	December 31,
	2008	2007

Raw materials	$24,955	$20,887
Work in process	43,735	21,325
Finished goods	49,834	65,452

	$118,524	$107,664

The replacement cost of these inventories, based on current market values, would have been $27,517 and $107,885 higher as of December 31, 2008 and 2007, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $5,446, $19,834 and $2,127, respectively, of gains in cost of sales in the consolidated statements of operations due to the liquidation of lower cost inventory layers.

Accounts Receivable

The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are generally due within 30 days for the specialty products segment and 10 days for the fuel products segment. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. The activity in the allowance for doubtful accounts was as follows:

	December 31,
	2008	2007	2006

Beginning balance	$786	$782	$750
Provision	1,448	41	172
Write-offs, net	(113)	(37)	(140)

Ending balance	$2,121	$786	$782

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups.

Property, plant and equipment, including depreciable lives, consists of the following:

	December 31,
	2008	2007

Land	$3,249	$1,169
Buildings and improvements (10 to 40 years)	6,626	2,050
Machinery and equipment (10 to 20 years)	711,122	225,096
Furniture and fixtures (5 to 10 years)	2,682	1,261
Assets under capital leases (4 years)	4,015	3,565
Construction-in-progress	25,065	264,052

	752,759	497,193
Less accumulated depreciation	(93,075)	(54,311)

	$659,684	$442,882

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

During the years ended December 31, 2008, 2007, and 2006, the Company incurred $41,159, $9,328, and $10,998, respectively, of interest expense of which $7,221, $4,611, and $1,968, respectively, was capitalized as a component of property, plant and equipment.

The Company has not recorded an asset retirement obligation as of December 31, 2008 or 2007 because such potential obligations cannot be measured since it is not possible to estimate the settlement dates.

Accumulated depreciation above includes $669 of depreciation expense related to the Company’s capitalized lease assets.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in the Penreco acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are not amortized, but are tested for impairment at least annually and when indicators dictate, such as adverse changes in business climate, market value of long-lived assets or a change in the structure of the Company. The Company performs its annual impairment review in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. The 2008 annual impairment review resulted in no impairment charge. For more information, refer to Note 6.

Other Intangible Assets

Other intangible assets primarily consist of supply agreements, customer relationships, non-compete agreements and patents acquired in the Penreco acquisition. These assets are being amortized using the discounted estimated future cash flows method over the term of the related agreements. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows method based upon an assumed rate of annual customer attrition. For more information, refer to Note 6.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In such an event, a write-down of the asset would be recorded through a charge to operations, based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposal.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers’ credit quality, historical write-off experience, age of accounts receivable, default percentages provided by a third party and any known specific issues or disputes which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, the Company has significant derivative assets with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s SFAS No. 157, Fair Value Measurements, valuations to determine the impact of counterparty credit risk on the valuation of its derivative instruments.

Income Taxes

The Company, as a partnership, is not liable for income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries Calumet Lubricants Co., Limited Partnership and Calumet Shreveport, LLC. However, Calumet Sales Company Incorporated (“Calumet Sales Company”), a wholly-owned subsidiary of the Company, is a corporation and as a result, is liable for income taxes on its earnings. Income taxes on the earnings of the Company, with the exception of Calumet Sales Company, are the responsibility of the partners, with earnings of the Company included in partners’ earnings.

In the event that the Company’s taxable income did not meet certain qualification requirements, the Company would be taxed as a corporation. Related to these qualifications, the Company requested a ruling from the Internal Revenue Service (“IRS”) with respect to the qualifying nature of income generated from the Penreco assets and business operations. In the fourth quarter of 2008, the IRS provided a favorable ruling. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. The Company had no unrecognized tax benefits as of December 31, 2008 and 2007. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.

Net income for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Company’s partnership agreement. Individual partners have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each partner’s tax accounting, which is partially dependent upon the partner’s tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in the partnership is not readily available.

Effective January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of SFAS Statement No. 109, Accounting for Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The implementation of the Interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

Excise and Sales Taxes

The Company assesses, collects and remits excise taxes associated with the sale of certain of its fuel products. Furthermore, the Company collects and remits sales taxes associated with certain sales of jet fuel. Excise taxes and sales taxes assessed and collected from customers are recorded on a net basis within sales in the Company’s consolidated statements of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, and in May 2003 by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (collectively referred to as “SFAS 133”), the Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheets. The Company utilizes third party valuations and published market data to determine the fair value of these derivative instruments. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative instrument is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel, and the payment of interest as cash flow hedges. The derivative instruments designated as hedging purchases and sales are recorded to cost of sales and sales, respectively, in the consolidated statements of operations, upon recording the related hedged transaction in sales or cost of sales. The derivative instruments designated as hedging payments of interest are recorded in interest expense in the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, the Company has recorded derivative losses of $297,319 and $33,576 and a gain of $6, respectively, to sales and derivative gains of $306,079 and $21,653 and a loss of $11,070, respectively, to cost of sales in the consolidated statements of operations. During the years ended December 31, 2008, 2007 and 2006, the Company recorded a loss of $49,746, a gain of $29 and $0, respectively, on crude oil collar, interest rate swap and natural gas swap derivative settlements in realized gain (loss) on derivative instruments in the consolidated statements of operations due to the derivative transactions not being designated as cash flow hedges. An interest rate swap loss of $554, a gain of $3 and a loss of $7 for the years ended December 31, 2008, 2007 and 2006, respectively, was recorded to interest expense in the consolidated statements of operations. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized loss on derivative instruments in the consolidated statements of operations.

The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the years ended December 31, 2008, 2007 and 2006, were gains of $3,730, losses of $5,979 and gains of $4,071, respectively, which were recorded to unrealized gain (loss) on derivative instruments and realized loss on derivative instruments in the consolidated statements of operations. The Company recorded the time value on its crude oil collar derivative instruments, which is excluded from the assessment of hedge effectiveness, of $0, a gain of $709 and a loss of $444, respectively, to unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The effective portion of the hedges classified in accumulated other comprehensive income (loss) is $61,790 as of December 31, 2008 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2011 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)

2009	$24,878
2010	27,102
2011	9,810
2012	—

Total	$61,790

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative instruments. The Company executes all its derivative instruments with a small number of counterparties, the majority of which are large financial institutions with ratings of at least A1 and A+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on a derivative instrument’s mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. The Company does not expect nonperformance on any derivative instrument.

Other Noncurrent Assets

Other noncurrent assets consist of deferred debt issuance costs, turnaround costs and deferred transaction costs. Deferred debt issuance costs were $8,899 and $1,358 as of December 31, 2008 and 2007, respectively, and are being amortized on a straight-line basis over the lives of the related debt instruments. These amounts are net of accumulated amortization of $2,160 and $990 at December 31, 2008 and 2007, respectively.

Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $9,491 and $682 as of December 31, 2008 and 2007, respectively. The Company capitalizes these costs and amortizes the cost on a straight-line basis over the life of the turnaround assets. These amounts are net of accumulated amortization of $2,586 and $2,930 at December 31, 2008 and 2007, respectively.

Deferred transaction costs primarily represent costs incurred by the Company as a result of its acquisition of Penreco and were $0 and $2,191 at December 31, 2008 and 2007, respectively.

Earnings per Unit

The Partnership calculates earnings per unit in accordance with SFAS No. 128, Earnings Per Share, as interpreted by Emerging Issues Task Force (EITF) Issue No. 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128. Under this pronouncement, common and subordinated limited units represent separate classes of limited partner units that require two-class presentation under SFAS No. 128. Therefore, the Partnership calculates basic and diluted earnings per unit on a discrete quarterly basis assuming the minimum quarterly distribution, prorated if necessary, is paid on all common units outstanding and that all undistributed earnings or losses in the period are fully allocated to limited partner units and the general partner based on their contractual participation rights as if all of the earnings or losses for the period had been distributed.

Shipping and Handling Costs

The Company adheres to EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This EITF requires the classification of shipping and handling costs billed to customers in sales and the classification of

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

shipping and handling costs incurred in cost of sales, or to be disclosed if classified elsewhere. The Company has reflected $84,702, $54,026, and $56,922, respectively, for the years ended December 31, 2008, 2007, and 2006, in transportation expense in the consolidated statements of operations, of which a significant portion is billed to customers.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company adopted the Statement on January 1, 2008 and applied the various disclosures as required by the Statement. The adoption of this Statement did not have a material affect on the Company’s financial position or results of operations. In February 2008, the FASB agreed to defer for one year the effective date of the Statement for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company’s accounting policy is to not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. As of December 31, 2008, the Company has provided cash margin of $4.0 million in credit support to certain of its hedging counterparties.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently provides an abundance of information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within SFAS 161. Thus, the Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In March 2008, the FASB issued EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. EITF 07-4 requires that

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impacts of EITF 07-4.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on its consolidated results of operations or financial condition.

3.	Acquisition of Penreco

On January 3, 2008 the Company acquired Penreco, a Texas general partnership, for $269,118, net of the cash acquired. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly-refined products and specialty solvents, including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition included facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company.

The Company believes that this acquisition provides several key strategic benefits, including market synergies within its solvents and lubricating oil product lines, additional operational and logistics flexibility and overhead cost reductions resulting from the acquisition. The acquisition also broadens the Company’s customer base and gives the Company access to new markets.

As a result of the acquisition, the assets and liabilities previously held by Penreco and results of the operations of these assets have been included in the Company’s consolidated balance sheets and consolidated statements of operations since the date of acquisition. The unaudited pro forma summary results of operations for the year ended December 31, 2007 below combine the results of operations of Calumet and Penreco as if the acquisition had occurred on January 1, 2007.

For the Year Ended
December 31, 2007
(Unaudited)

Sales	$2,069,832
Net income	$100,915
Basic and diluted net income per limited partner unit	$2.85

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The Company recorded $48,335 of goodwill as a result of this acquisition, all of which was recorded within the Company’s specialty products segment. The allocation of the aggregate purchase price is as follows:

Allocation of
Purchase Price
Accounts receivable	$42,049
Inventories	66,392
Prepaid expenses and other current assets	70
Property, plant and equipment	91,790
Other noncurrent assets	288
Intangibles	59,325
Goodwill	48,335
Accounts payable	(29,014)
Other current liabilities	(7,331)
Other noncurrent liabilities	(2,786)

Total purchase price, net of cash acquired	$269,118

The components of intangible assets listed in the table above as of January 3, 2008, based upon a third party appraisal, were as follows:

	Amount	Life

Customer relationships	$28,482	20
Supplier agreements	21,519	4
Patents	1,573	12
Non-competition agreements	5,732	5
Distributor agreements	2,019	3

Total	$59,325

Weighted average amortization period		12

The Company formulated its plan associated with the involuntary termination of certain non-union Penreco employees and accrued $1,829 for such costs, which are included in the acquisition liabilities. All affected employees have been terminated and substantially all liabilities have been paid as of December 31, 2008.

4.	Sale of Mineral Rights

In June 2008, the Company received $6,065 associated with the lease of mineral rights on the real property at the Shreveport and Princeton refineries to an unaffiliated third party which have been accounted for as a sale. The Company has retained a royalty interest in any future production associated with these mineral rights. As a result of these transactions, the Company recorded a gain of $5,770 in other income (expense) in the consolidated statements of operations. Under the term loan agreement, cash proceeds resulting from this disposition of property, plant and equipment were used as a mandatory prepayment of the term loan.

5.	Shreveport Refinery Expansion

As of December 31, 2007, the Company had invested $254,414 in its Shreveport refinery expansion project. Through December 31, 2008, the Company has invested an additional $119,630 for a total of $374,044 in its Shreveport refinery expansion project. The project was completed and operational in May 2008. Additionally, for the years ended December 31, 2007 and 2008, the Company had invested $65,633 and $40,753, respectively, in the

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development.

6.	Goodwill and Other Intangible Assets

The Company has recorded $48,335 of goodwill as a result of the Penreco acquisition, all of which is recorded within the Company’s specialty products segment.

Other intangible assets consist of the following:

		December 31, 2008		December 31, 2007
	Weighted	Gross	Accumulated	Gross	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Customer relationships	20	$28,482	$(4,071)	$2,276	$(2,165)
Supplier agreements	4	21,519	(7,539)	—	—
Patents	12	1,573	(313)	—	—
Non-competition agreements	5	5,732	(768)	—	—
Distributor agreements	3	2,019	(758)	—	—
Royalty agreements	19	4,116	(490)	2,679	(330)

	12	$63,441	$(13,939)	$4,955	$(2,495)

Intangible assets associated with supplier agreements, non-competition agreements, patents and distributor agreements are being amortized on an accelerated basis in order to properly match expense with the estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows based upon an assumed rate of annual customer attrition. For the year ended December 31, 2008, the Company recorded amortization expense of intangible assets of $13,721, as compared to $719 and $521 for the years ended December 31, 2007 and 2006, respectively. The Company estimates that amortization of intangible assets will be $11,409, $8,808, $6,972, and $5,728 for the years ended December 31, 2009, 2010, 2011, and 2012, respectively.

7.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, railcars, equipment, precious metals, operating unit catalyst and office facilities that extend through August 2015. Renewal options are available on certain of these leases in which the Company is the lessee. Rent expense for the years ended December 31, 2008, 2007, and 2006 was $16,003, $10,277 and $10,894, respectively.

As of December 31, 2008, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Operating
Year	Leases

2009	$12,665
2010	10,154
2011	8,133
2012	6,223
2013	4,438
Thereafter	4,075

Total	$45,688

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Historically, the Company has purchased a portion of its crude oil under a contract that contained minimum purchase requirements. This contract expired during 2008 and the Company has fulfilled all commitments under the contract. Total purchases under this contract were $690,359, $515,268 and $470,538 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company is currently purchasing all of its crude oil under evergreen contracts or on a spot basis. As of December 31, 2008, the estimated minimum purchase requirements under our crude oil contracts were as follows:

Year	Commitment

2009	$149,613
2010	—
2011	—
2012	—
2013	—
Thereafter	—

Total	$149,613

In connection with the closing of the Penreco acquisition on January 3, 2008, the Company entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, the Company is obligated to purchase $37,365 of feedstock for the LVT unit in each of the next four years based on pricing estimates as of December 31, 2008. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to the Company as liquidated damages.

Labor Matters

The Company has approximately 360 employees out of a total of approximately 630 covered by various collective bargaining agreements. These agreements have expiration dates of March 31, 2010, April 30, 2010, October 31, 2011 and January 31, 2012.

Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxing and regulatory authorities, such as the Louisiana Department of Environmental Quality (“LDEQ”), Environmental Protection Agency (“EPA”), IRS and Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of the Company’s business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flow.

Environmental

The Company operates crude oil and specialty hydrocarbon refining and terminal operations, which are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations can impair the Company’s operations that affect the environment in many ways, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company can release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, and imposing substantial liabilities for pollution resulting from its operations. Certain environmental

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes, or other materials have been released or disposed.

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the LDEQ has proposed penalties totaling approximately $400 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) an August 2005 notification received by the Princeton refinery from the LDEQ regarding alleged violations of air emissions regulations, as identified by the LDEQ following performance of a compliance review, due to excess emissions and failures to continuously monitor and record air emissions levels. The Company anticipates that any penalties that may be assessed due to the alleged violations will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below. The Company has recorded a liability for the proposed penalty within other current liabilities on the consolidated balance sheets. Environmental expenses are recorded within other expenses in the consolidated statements of operations.

The Company is party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is in discussions with the LDEQ regarding its participation in this regulatory initiative and the Company anticipates that it will be entering into a settlement agreement with the LDEQ pursuant to which the Company will be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 in total over a three to five year period at its three Louisiana refineries. Because the settlement agreement is also expected to resolve the alleged air emissions issues at the Company’s Cotton Valley and Princeton refineries and consolidate any penalties associated with such issues, the Company further anticipates that a penalty of approximately $400 will be assessed in connection with this settlement agreement.

Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. During 2008, the Company determined that it will incur approximately $700 of costs during 2009 at its Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site.

The Company also is in separate discussions with the EPA to resolve alleged deficiencies in risk management planning in connection with a fire-related incident arising out of tank cleaning and vacuum truck operations at its

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Shreveport refinery on October 30, 2008. The incident involved a third-party contractor and resulted in damage to an on-site aboveground storage tank. Following an investigation of the matter, EPA issued five violations against the Company, alleging, among other things, inadequate contractor training and oversight, and has proposed a penalty of $230. The Company is currently evaluating its response to the EPA with respect to the matter.

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

Health and Safety

The Company is subject to various laws and regulations relating to occupational health and safety including OSHA, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, state and local government authorities and citizens. The Company maintains safety, training, and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. The Company’s compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. The Company has commissioned studies to assess the adequacy of its process safety management practices at its Shreveport refinery. Depending on the findings made in these studies, the Company may incur capital expenditures over the next several years to enhance these practices so that it may maintain its compliance with applicable OSHA regulations at the refinery. While the Company does not expect these expenditures to be material at this time, it has not yet received the reports from the engineering firms conducting the studies to reach final resolution. The Company believes that its operations are in substantial compliance with OSHA and similar state laws.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2008 and 2007, the Company had outstanding standby letters of credit of $21,355 and $96,676, respectively, under its senior secured revolving credit facility. The maximum amount of letters of credit the Company can issue is limited to its borrowing capacity under its revolving credit facility or $300,000, whichever is lower. As of December 31, 2008 and 2007, the Company had availability to issue letters of credit of $51,865 and $103,324, respectively, under its revolving credit facility. As discussed in Note 8, as of December 31, 2008 the Company also had a $50,000 letter of credit outstanding under its senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 4.0%.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007

Borrowings under new senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (6.15% at December 31, 2008), interest and principal payments quarterly with borrowings due January 2015, effective interest rate of 7.84%	$375,085	$—
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 3.50% (8.74% at December 31, 2007), interest and principal payments quarterly with borrowings due December 2012	—	30,099
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime plus 0.50% (3.75% and 7.25% at December 31, 2008 and 2007, respectively), interest payments monthly, borrowings due January 2013	102,539	6,958
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly with borrowings due January 2012	2,640	2,834
Less unamortized discount on new senior secured first lien term loan with third-party lenders	(15,173)	—

Total long-term debt	465,091	39,891
Less current portion of long-term debt	4,811	943

	$460,280	$38,948

The borrowing capacity at December 31, 2008 under the revolving credit facility was $175,759 with $51,865 available for additional borrowings based on collateral and specified availability limitations. The revolving credit facility has a first priority lien on the Company’s cash, accounts receivable and inventory and a second priority lien on the Company’s fixed assets.

On January 3, 2008, the Partnership closed a new $435,000 senior secured first lien term loan facility which includes a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for general partnership purposes. The new term loan bears interest at a rate equal (i) with respect to a Eurodollar Loan, the Eurodollar Rate plus 400 basis points and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the term loan credit agreement). The letter of credit facility to support crack spread hedging bears interest at 4.0%.

Lenders under the term loan facility have a first priority lien on the Company’s fixed assets and a second priority lien on its cash, accounts receivable, inventory and other personal property. The term loan facility matures in January 2015. The term loan facility requires quarterly principal payments of $963 until maturity on September 30, 2014, with the remaining balance due at maturity on January 3, 2015.

On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility dated as of December 9, 2005, Pursuant to this amendment, the revolving credit facility lenders agreed to, among other things, (i) increase the total availability under the revolving credit facility up to $375,000 and (ii) conformed certain of the financial covenants and other terms in the revolving credit facility to those contained in the term loan credit agreement. The existing senior secured revolving credit facility matures on January 3, 2013.

During 2008, the Company has experienced adverse financial conditions primarily attributable with historically high crude oil costs and the impact of the Shreveport refinery expansion project cost overruns and the delay in

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

the startup of the expansion project. Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters, and as of December 31, 2008, it was in compliance with all financial covenants under its credit agreements. The Company’s ability to maintain compliance with these financial covenants in the quarter ended December 31, 2008 was substantially enhanced by the significant increase in specialty products segment gross profit during the third and fourth quarters resulting from increased selling prices for specialty products in the third quarter and reductions in the cost of crude oil throughout the third and fourth quarters. The Company is continuing to take steps to ensure that it meets the requirements of its credit agreements and currently forecasts that it will be in compliance on future measurement dates. These steps have included increasing specialty products sales prices, increasing crude oil price hedging for the specialty products segment and reducing working capital.

While assurances cannot be made regarding its future compliance with the financial covenants in its credit agreements and being cognizant of the general uncertain economic environment, the Company anticipates that its strategic initiatives listed above will allow it to maintain compliance with such financial covenants and to continue to improve its Adjusted EBITDA, liquidity and distributable cash flow.

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

As of December 31, 2008, maturities of the Company’s long-term debt is as follows:

Year	Maturity

2009	$4,811
2010	4,594
2011	4,460
2012	4,175
2013	106,389
Thereafter	355,835

Total	$480,264

In 2007, the Company entered into a capital lease for catalyst which will expire in 2012. Assets recorded under this capital lease obligation are included in property, plant and equipment consists of $3,736 and $3,565 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had recorded $669 and $0, respectively, in amortization for capital lease assets. The assets were placed in service in 2008.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

As of December 31, 2008, the Company had estimated minimum commitments for the payment of rentals under capital leases as follows:

Capital
Year	Leases

2009	$1,133
2010	845
2011	660
2012	330
2013	—

Total minimum lease payments	2,968
Less amount representing interest	328

Capital lease obligation	2,640
Less obligations due within one year	961

Long-term capital lease obligation	$1,679

9.	Derivatives

The Company had the following derivative instruments outstanding as of December 31, 2008 and 2007.

Crude Oil Collar and Swap Contracts — Specialty Products Segment

The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. The Company’s policy is generally to enter into crude oil derivative contracts that match its expected future cash out flows for up to 70% of its anticipated crude oil purchases related to its specialty products production. At December 31, 2008, the Company had approximately 7,700 barrels per day of crude oil hedges expiring in January 2009 through March 2009 and is at the lower end of its targeted volume range of hedges for the specialty products segment. These positions generally will be short term in nature and expire within three to nine months from execution; however, the Company may execute derivative contracts for up to two years forward if its expected future cash flows support lengthening its position.

At December 31, 2008, the Company had the following four-way crude oil collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $2,067 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008.

			Average	Average	Average	Average
			Lower Put	Upper Put	Lower Call	Upper Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2009	217,000	7,000	$50.32	$60.32	$70.32	$80.32
February 2009	84,000	3,000	38.33	48.33	58.33	68.33

Totals	301,000
Average price			$46.98	$56.98	$66.98	$76.98

At December 31, 2008, the Company had the following two-way crude oil collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $10,277 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

			Average	Average
			Sold Put	Bought Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)

January 2009	186,000	6,000	$68.57	$90.83
February 2009	112,000	4,000	74.85	96.25
March 2009	93,000	3,000	79.37	101.67

Totals	391,000
Average price			$72.94	$94.96

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

Crude Oil Swap Contracts— Fuel Products Segment

The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At December 31, 2008, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2009	2,025,000	22,500	$66.26
Second Quarter 2009	2,047,500	22,500	66.26
Third Quarter 2009	2,070,000	22,500	66.26
Fourth Quarter 2009	2,070,000	22,500	66.26
Calendar Year 2010	7,300,000	20,000	67.29
Calendar Year 2011	3,009,000	8,244	76.98

Totals	18,521,500
Average price			$68.41

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2008, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $14,278 of unrealized gains in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	450,000	5,000	$62.66
Second Quarter 2009	455,000	5,000	62.66
Third Quarter 2009	460,000	5,000	62.66
Fourth Quarter 2009	460,000	5,000	62.66

Totals	1,825,000
Average price			$62.66

At December 31, 2007, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which were designated as hedges.

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2008	2,184,000	24,000	67.87
Second Quarter 2008	2,184,000	24,000	67.87
Third Quarter 2008	2,208,000	24,000	66.54
Fourth Quarter 2008	2,116,000	23,000	66.49
Calendar Year 2009	8,212,500	22,500	66.26
Calendar Year 2010	7,482,500	20,500	67.27
Calendar Year 2011	2,096,500	5,744	67.70

Totals	26,483,500
Average price			$66.97

Fuels Product Swap Contracts

The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.

Diesel Swap Contracts

At December 31, 2008, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	1,170,000	13,000	$80.51
Second Quarter 2009	1,183,000	13,000	80.51
Third Quarter 2009	1,196,000	13,000	80.51
Fourth Quarter 2009	1,196,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	11,861,000
Average price			$82.48

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2007, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges except for 42,520 barrels in 2008. As a result of certain of these barrels not being designated as hedges, the Company recognized $941 of losses in unrealized (loss) gain on derivative instruments in the consolidated statements of operations.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2008	1,319,500	14,500	82.81
Second Quarter 2008	1,319,500	14,500	82.81
Third Quarter 2008	1,334,000	14,500	81.42
Fourth Quarter 2008	1,334,000	14,500	81.42
Calendar Year 2009	4,745,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	1,641,000	4,496	79.93

Totals	16,438,000
Average price			$80.94

Gasoline Swap Contracts

At December 31, 2008, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	855,000	9,500	$73.83
Second Quarter 2009	864,500	9,500	73.83
Third Quarter 2009	874,000	9,500	73.83
Fourth Quarter 2009	874,000	9,500	73.83
Calendar Year 2010	2,555,000	7,000	75.28
Calendar Year 2011	638,000	1,748	83.42

Totals	6,660,500
Average price			$75.30

At December 31, 2008, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $15,851 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2009	450,000	5,000	$60.53
Second Quarter 2009	455,000	5,000	60.53
Third Quarter 2009	460,000	5,000	60.53
Fourth Quarter 2009	460,000	5,000	60.53

Totals	1,825,000
Average price			$60.53

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2007, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2008	864,500	9,500	76.98
Second Quarter 2008	864,500	9,500	76.98
Third Quarter 2008	874,000	9,500	74.79
Fourth Quarter 2008	782,000	8,500	74.62
Calendar Year 2009	3,467,500	9,500	73.83
Calendar Year 2010	2,737,500	7,500	75.10
Calendar Year 2011	455,500	1,248	74.98

Totals	10,045,500
Average price			$74.91

Natural Gas Swap Contracts

The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. Certain of these swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement for a period no greater than three years forward. At December 31, 2008, the Company had the following derivatives related to natural gas purchases, of which 90,000 MMBtus are designated as hedges. As a result of a portion of these derivative instruments not being designated as hedges, the Company recognized $1,223 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008.

Natural Gas Swap Contracts by Expiration Dates	MMBtus	$/MMBtu

First Quarter 2009	330,000	$10.38

Totals	330,000
Average price		$10.38

At December 31, 2007, the Company had the following derivatives related to natural gas purchases, all of which are designated as hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu

First Quarter 2008	850,000	$8.76
Third Quarter 2008	60,000	$8.30
Fourth Quarter 2008	90,000	$8.30
First Quarter 2009	90,000	$8.30

Totals	1,090,000
Average price		$8.66

Interest Rate Swap Contracts

In 2008, the Company entered into a forward swap contract to manage interest rate risk related to its current variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $150,000 and $50,000 of the total outstanding term loan indebtedness in 2009 and 2010, respectively, pursuant to this forward swap contract.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 3.09% and 3.66% per annum in 2009 and 2010, respectively.

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and the subsequent refinancing of the remaining term loan balance, this swap contract was not designated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations as of December 31, 2008. For the year ended December 31, 2008, the Company recorded $2,188 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008. In the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument by entering into an offsetting interest rate swap which is not designated as a cash flow hedge.

10.	Fair Value of Financial Instruments

The Company’s financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with SFAS No. 157, Fair Value Measurements. The fair value of our long-term debt was $305,084 at December 31, 2008. The fair value of long-term debt materially approximated the carrying value at December 31, 2007. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximated their fair value at December 31, 2008 and 2007.

11.	Fair Value Measurements

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, natural gas and interest rates, and investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”).

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of single A or better. The fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS, at December 31, 2008, the Company’s asset was reduced by approximately $6,186 and its liability was reduced by $564. Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for gasoline and diesel, the Company has categorized these derivative instruments as Level 3. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds.

The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	103,780	103,780
Diesel swaps	—	—	90,337	90,337
Natural gas swaps	—	—	—	—
Crude oil options	—	—	—	—
Pension plan investments	12,018	—	—	12,018

Total assets at fair value	$12,018	$—	$194,117	$206,135

Liabilities:
Crude oil swaps	$—	$—	$(119,202)	$(119,202)
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Natural gas swaps	—	—	(1,429)	(1,429)
Crude oil options	—	—	(12,345)	(12,345)
Interest rate swaps	—	—	(5,769)	(5,769)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$—	$(138,745)	$(138,745)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2008:

Derivative
Instruments, Net

Fair value at January 1, 2008	$(600,051)
Realized losses	58,833
Unrealized gains (losses)	17,141
Comprehensive income (loss)	58,610
Purchases, issuances and settlements	(21,709)
Transfers in (out) of Level 3	542,548

Fair value at December 31, 2008	$55,372

Total gains or losses included in net income attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of December 31, 2008	$3,454

All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges as defined in SFAS 133, are included in sales for gasoline and diesel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the consolidated financial statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative instruments, as defined in SFAS 133, are recorded in earnings immediately in unrealized gain (loss) on derivative instruments in the consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized gain (loss) on derivative instruments. See Note 9 for further information on SFAS 133 and hedging.

12.	Partners’ Capital

On November 20, 2007, the Partnership completed an offering of its common units in which it sold 2,800,000 common units to the underwriters of the offering at a price to the public of $36.98 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-3 (File No. 333-145657) declared effective by the Securities and Exchange Commission on November 9, 2007. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering were $98,206. The use of proceeds from the offering was to: (i) repay all its borrowings under its revolving credit facility, which were approximately $59,300 on November 20, 2007, (ii) fund approximately $25,100 of the purchase price for the Penreco acquisition and (iii) to the extent available, for general partnership purposes. Underwriting discounts totaled $4,401. The general partner contributed $2,113 to retain its 2% general partner interest.

Of the 19,166,000 common units outstanding at December 31, 2008, 13,085,985 are held by the public, with the remaining 6,080,015 held by the Company’s affiliates. All of the 13,066,000 subordinated units are held by the Company’s affiliates. The Company’s ability to issue new units is limited to 6,533,000 units in certain circumstances where the use of proceeds is not deemed to be accretive to existing unitholders at the time of the offering.

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

•	Rights to receive distributions of available cash within 45 days after the end of each quarter, to the extent the Company has sufficient cash from operations after the establishment of cash reserves.

•	Limited partners have limited voting rights on matters affecting the Company’s business. The general partner may consider only the interests and factors that it desires, and has no duty or obligation to give any consideration of any interests of, the Company’s limited partners. Limited partners have no right to elect the board of directors of the Company’s general partner.

•	The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Any holder, other than the general partner or the general partner’s affiliates, that owns 20% or more of any class of units outstanding, cannot vote on any matter.

•	During the subordination period, the general partner, without approval of the limited partners, may cause the Company to issue up to 6,533,000 of additional common units. After the subordination period, the Company may issue an unlimited number of limited partner interests without the approval of the limited partners.

•	Limited partners may be required to sell their units to the general partner if at any time the general partner owns more than 80% of the issued and outstanding common units.

The Company’s general partner is entitled to incentive distributions if the amount it distribute to unitholders with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly	Interest in
	Distribution	Distributions
	Target Amount	Unitholders	General Partner

Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	up to $0.495	98%	2%
Second Target Distribution	above $0.495 up to $0.563	85%	15%
Third Target Distribution	above $0.563 up to $0.675	75%	25%
Thereafter	above $0.675	50%	50%

The Company’s ability to make distributions is limited by its credit agreements. The credit agreements permit the Company to make distributions to its unitholders as long as it is not in default and would not be in default following the distribution. Under the credit facilities, the Company is obligated to comply with certain financial covenants requiring it to maintain a Consolidated Leverage Ratio of no more than 4.0 to 1 and a Consolidated Interest Coverage Ratio of no less than 2.50 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and available liquidity of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). The Consolidated Leverage Ratio steps down from 4.0 to 1 to 3.75 to 1 and the Consolidated Interest Coverage Ratio steps up from 2.50 to 1 to 2.75 to 1 effective with the quarter ended June 30, 2009.

Calumet’s distribution policy is as defined in its partnership agreement. For the years ended December 31, 2008 and 2007, Calumet made distributions of $66,140 and $77,045, respectively, to its partners.

13.	Unit-Based Compensation

The Company’s general partner originally adopted a Long-Term Incentive Plan (the “Plan”) on January 24, 2006, which was amended and restated effective January 22, 2009, for its employees, consultants and directors and its affiliates who perform services for the Company. The Plan provides for the grant of restricted units, phantom

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the compensation committee of the Company’s general partner’s board of directors.

On December 28, 2007 and December 30, 2008, non-employee directors of our general partner were granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal years 2007 and 2008, respectively. These phantom units have a four year service period, beginning on January 1, with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. The Company uses the market price of its common units on the grant date to calculate the fair value and related compensation cost of the phantom units. The Company amortizes this compensation cost to partners’ capital and selling, general and administrative expense in the consolidated statements of operations using the straight-line method over the four year vesting period, as it expects these units to fully vest.

A summary of the Company’s nonvested units as of December 31, 2008, and the changes during the years ended December 31, 2008, 2007 and 2006, are presented below:

		Weighted-Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	7,296	33.63
Vested	(1,824)	33.63
Forfeited	—	—

Nonvested at December 31, 2006	5,472	$33.63
Granted	6,480	37.00
Vested	(3,444)	35.22
Forfeited	—	—

Nonvested at December 31, 2007	8,508	$35.56
Granted	30,192	7.79
Vested	(10,992)	16.38
Forfeited	—	—

Nonvested at December 31, 2008	27,708	$12.91

For the years ended December 31, 2008, 2007 and 2006, compensation expense of $179, $121 and $61, respectively, was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2008 and 2007, there was a total of $358 and $303 of unrecognized compensation costs related to nonvested unit grants. These costs are expected to be recognized over a weighted-average period of three years. The total fair value of phantom units vested during the years ended December 31, 2008 and 2007, was $86 and $128.

14.	Employee Benefit Plans

The Company has a defined contribution plan administered by its general partner. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Company matches 100% of each 1% contribution by the participant up to 4% and 50% of each additional 1% contribution up to 6% for a maximum contribution by the Company of 5% per participant. The Company’s matching contribution was $1,782, $950, and $1,109 for the years ended December 31, 2008, 2007 and 2006, respectively. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the board of directors of the Company’s general partner and are discretionary. The Company’s profit sharing contribution was $1,123, $689, and $870 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has a noncontributory defined benefit plan (“Pension Plan”) for both those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”) who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition on January 3, 2008. The Company also has a contributory defined benefit postretirement medical plan for both those salaried employees as well as those employees represented by either the International Brotherhood of Teamsters (“IBT”), USW or IUOE who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition, as well as a non-contributory disability plan for those salaried employees who were formerly employees of Penreco (collectively, “Other Plans”). The pension benefits are based primarily on years of service for USW and IUOE represented employees and both years of service and the employee’s final 60 months’ average compensation for salaried employees. The funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. Effective January 31, 2009, the Company has amended the Pension Plan. The amendment removes the salaried employee from accumulating additional benefits subsequent to January 31, 2009. All information presented below has been adjusted for this curtailment, which resulted in a reduction in the Company’s benefit obligation of $2,311.

The components of net periodic pension and other post retirement benefits cost for the year ended December 31, 2008 were as follows:

	Year Ended December 31, 2008
		Other Post
	Pension	Retirement
	Benefits	Employee Benefits

Service cost	$945	$9
Interest cost	1,298	51
Expected return on assets	(1,341)	—

Net periodic pension cost	$902	$60

During the year ended December 31, 2008, the Company made contributions of $193 and $63 to its Pension Plan and Other Plans, respectively, and expects to make no contributions in 2009.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The benefit obligations, plan assets, funded status, and amounts recognized in the consolidated balance sheets were as follows:

		Other Post
	Pension	Retirement
	Benefits	Employee Benefits

Change in projected benefit obligation (“PBO”):
Benefit obligation at January 3, 2008	$20,097	$872
Service cost	945	9
Interest cost	1,298	51
Curtailment	(2,311)	—
Benefits paid	(630)	(141)
Actuarial (gain) loss	1,613	(30)
Administrative expense	(116)	—
Employee contributions	—	78

Benefit obligation at December 31, 2008	$20,896	$839

Change in plan assets:
Fair value of plan assets at January 3, 2008	$18,183	$—
Benefit payments	(630)	(141)
Actual return on assets	(5,612)	—
Administrative expense	(116)	—
Employee contributions	—	78
Employer contribution	193	63

Fair value of plan assets at December 31, 2008	$12,018	$—

Funded status — benefit obligation in excess of plan assets	$(8,878)	$(839)
Curtailment	(2,311)	—
Unrecognized net actuarial loss	1,613	(30)
Unexpected loss on plan assets	6,952	—

Net amount recognized at December 31, 2008	$(2,624)	$(869)

Amounts recognized in the consolidated balance sheets consisted of:
Accrued benefit obligation	$(8,878)	$(839)
Accumulated other comprehensive loss	6,254	(30)

Net amount recognized at December 31, 2008	$(2,624)	$(869)

The accumulated benefit obligation for the Pension Plan was $20,896 as of December 31, 2008. The accumulated benefit obligation is equal to the projected benefit obligation due to the curtailment that occurred in 2008. The accumulated benefit obligation for the Pension Plan was less than plan assets by $8,878 as of December 31, 2008. As of December 31, 2008, the Company had no prior service costs or transition gains (losses) but recorded actuarial losses of $6,224 in accumulated other comprehensive income (loss) in the consolidated balance sheets.

The effective portion of the minimum pension liability classified in accumulated other comprehensive loss is $6,224 as of December 31, 2008. In 2009, the Company expects to recognize $419 and $0, respectively, of losses

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

from accumulated other comprehensive loss for the Company’s Pension Plan and Other Postretirement Benefits Plan.

The significant weighted average assumptions used for the year ended December 31, 2008 were as follows:

	Pension	Other Post Retirement
	Benefits	Employee Benefits

Discount rate for benefit obligations	6.18%	6.20%
Discount rate for net periodic benefit costs	6.58%	6.20%
Expected return on plan assets for net periodic benefit costs	7.50%	0.00%
Rate of compensation increase for benefit obligations	4.50%	0.00%
Rate of compensation increase for net periodic benefit costs	4.50%	0.00%

For measurement purposes, a 8.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease by 0.20% per year for an ultimate rate of 4.5% for 2029 and remain at that level thereafter. An increase or decrease by one percentage point in the assumed healthcare cost trend rates would not have a material effect on the benefit obligation and service and interest cost components of benefit costs for the Other Plans as of January 3, 2008. The Company considered the historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the Pension Plan portfolio, to develop the expected long-term rate of return on plan assets.

The Company’s Pension Plan and Other Plans asset allocations, as of December 31, 2008 by asset category, are as follows:

		Other Post
		Retirement
	Pension	Employee
	Benefits	Benefits

Cash	2%	0%
U.S. equities	77%	0%
Foreign equities	4%	0%
Fixed income	17%	0%

	100%	0%

Investment Policy

The investment objective of the Penreco Pension Plan Trust (the “Trust”) is to generate a long-term rate of return which will fund the related pension liabilities and minimize the Company’s contributions to the Trust. Trust assets are to be invested with an emphasis on providing a high level of current income through fixed income investments and longer-term capital appreciation through equity investments. Trust assets are targeted to achieve an investment return of 7.50% or more compounded annually over any 5-year period. Due to the long-term nature of pension liabilities, the Trust will assume moderate risk only to the extent necessary to achieve its return objective.

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

Performance of investment results will be reviewed, at least semiannually, by the Calumet Retirement Savings Committee (“CRSC”) and annually at a joint meeting between the CRSC and the Manager. Written communication regarding investment performance occurs quarterly. Any major changes in the Manager’s investment strategy will be communicated to the Chairman of the CRSC on an ongoing basis and as frequently as necessary. The Manager shall be informed of special situations affecting Trust investments including substantial withdrawal or funding pattern changes and changes in investment policy guidelines and objectives.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2008:

	Pension	Other Post Retirement
	Benefits	Employee Benefits

2009	$773	$98
2010	820	75
2011	870	82
2012	949	101
2013	1,041	79
2014 to 2018	6,527	342

Total	$10,980	$777

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

15.	Transactions with Related Parties

During the years ended December 31, 2008, 2007 and 2006, the Company had sales to related parties owned by a limited partner of $7,973, $4,726 and $904, respectively. Trade accounts and other receivables from related parties at December 31, 2008 and 2007 were $1,828 and $497, respectively. The Company also had purchases from related parties owned by a limited partner, excluding crude purchases related to the Legacy agreement discussed below, during the years ended December 31, 2008, 2007 and 2006 of $615, $1,730 and $1,228, respectively. Accounts payable to related parties, excluding accounts payable related to Legacy agreement discussed below, at December 31, 2008 and 2007 were $774 and $907, respectively.

In May 2008, the Company began purchasing all of its crude oil requirements for its Princeton refinery on a just in time basis utilizing a market-based pricing mechanism from Legacy Resources Co., L.P. (“Legacy”). Legacy is owned in part by one of the Company’s limited partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and president, F. William Grube, and Jennifer G. Straumins, the Company’s senior vice president. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company is approximately 6,000 barrels per day. During the year ended December 31, 2008, the Company had crude oil purchases of $140,180 from Legacy. Accounts payable to Legacy at December 31, 2008 related to this agreement were $6,395.

A limited partner has provided certain administrative and accounting services to the Company for an annual fee. Such services included, but were not necessarily limited to, advice and assistance concerning aspects of the operation, planning, and human resources of the Company. Payments for the years ended December 31, 2008, 2007 and 2006 were $0, $227 and $549, respectively. The Company terminated these services during the year ended December 31, 2007.

The Company previously participated in a self-insurance program for medical benefits with a limited partner and several other related companies. In connection with this program, contributions were made to a voluntary employees’ benefit association (VEBA) trust. Contributions made by the Company to the VEBA for the years ended December 31, 2008, 2007 and 2006 totaled $0, $876 and $3,093, respectively. The Company terminated participation in this related party VEBA during the year ended December 31, 2007 and established a new VEBA of which it is the sole participant and administered by its general partner.

During 2006 and prior, the Company had placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums paid to this company by Calumet for the years ended December 31, 2008, 2007 and 2006 were $634, $889 and $1,647 respectively. With the exception of its directors’ and officers’ liability insurance which were placed with this commercial insurance brokerage company, the Company placed its insurance requirements with third parties during the years ended December 31, 2008 and 2007.

The Company previously participated in a self-insurance program for workers’ compensation with a limited partner and several other related companies. In connection with this program, contributions were made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2008, 2007 and 2006 totaled $0, $254 and $213, respectively. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

The Company previously participated in a self-insurance program for general liability with a limited partner and several related companies. In connection with this program, contributions were made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2008, 2007 and 2006 totaled $0, $998 and $563, respectively. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

16.	Segments and Related Information

a.	Segment Reporting

Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments: Specialty Products and Fuel Products. The Specialty Products segment, which includes Penreco from its date of acquisition, produces a variety of lubricating oils, solvents and waxes. These products are sold to customers who purchase these products primarily as raw material components for basic automotive, industrial and consumer goods. The Fuel Products segment produces a variety of fuel and fuel-related products including gasoline, diesel and jet fuel. Because of the similar economic characteristics, certain operations have been aggregated for segment reporting purposes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2008	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$1,578,035	$910,959	$2,488,994	$—	$2,488,994
Intersegment sales	1,113,342	27,925	1,141,267	(1,141,267)	—

Total sales	$2,691,377	$938,884	$3,630,261	$(1,141,267)	$2,488,994

Depreciation and amortization	61,729		61,729		61,729
Income from operations	72,709	56,031	128,740		128,740
Reconciling items to net income:
Interest expense					(33,938)
Interest income					388
Debt extinguishment costs					(898)
Loss on derivative instruments					(55,379)
Gain on sale of mineral rights					5,770
Other					11
Income tax expense					(257)
Net income					44,437
Capital expenditures	$167,702	$—	$167,702	$—	$167,702

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2007	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$866,716	$771,132	$1,637,848	$—	$1,637,848
Intersegment sales	691,592	32,651	724,243	(724,243)	—

Total sales	$1,558,308	$803,783	$2,362,091	$(724,243)	$1,637,848

Depreciation and amortization	17,775	—	17,775	—	17,775
Income from operations	42,282	58,918	101,200	—	101,200
Reconciling items to net income:
Interest expense					(4,717)
Interest income					1,944
Debt extinguishment costs					(352)
Gain (loss) on derivative instruments					(13,781)
Other					(919)
Income tax expense					(501)

Net income					82,874

Capital expenditures	$261,015	$—	$261,015	$—	$261,015

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2006	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$913,143	$727,905	$1,641,048	$—	$1,641,048
Intersegment sales	653,842	34,135	687,977	(687,977)	—

Total sales	$1,566,985	$762,040	$2,329,025	$(687,977)	$1,641,048

Depreciation and amortization	15,027	—	15,027	—	15,027
Income from operations	83,526	39,607	123,133	—	123,133
Reconciling items to net income:
Interest expense					(9,030)
Interest income					2,951
Debt extinguishment costs					(2,967)
Gain (loss) on derivative instruments					(18,045)
Other					(274)
Income tax expense					(190)

Net income					95,578

Capital expenditures	$76,064	$—	$76,064	$—	$76,064

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

	December 31,
	2008	2007

Segment assets:
Specialty products	$2,208,741	$1,462,996
Fuel products	1,483,457	1,019,149

Combined segments	3,692,198	2,482,145
Eliminations	(2,611,136)	(1,803,288)

Total assets	$1,081,062	$678,857

b.	Geographic Information

International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2008, 2007 and 2006. All of the Company’s long-lived assets are domestically located.

c.	Product Information

The Company offers products primarily in five general categories consisting of lubricating oils, solvents, waxes, fuels and asphalt and by-products. Fuel products primarily consist of gasoline, diesel and jet fuel. The following table sets forth the major product category sales:

	Year Ended December 31,
	2008	2007	2006

Specialty products:
Lubricating oils	$841,225	$478,132	$509,933
Solvents	419,831	199,843	201,931
Waxes	142,525	61,621	61,192
Fuels	30,389	52,449	41,268
Asphalt and other by-products	144,065	74,671	98,819

Total	1,578,035	866,716	913,143

Fuel products:
Gasoline	332,669	307,144	336,681
Diesel	379,739	203,659	207,148
Jet fuel	186,675	225,868	176,372
By-products	11,876	34,461	7,704

Total	910,959	771,132	727,905

Consolidated sales	$2,488,994	$1,637,848	$1,641,048

d.	Major Customers

During the year ended December 31, 2008, the Company had one customer, Murphy Oil U.S.A., which represented approximately 10.5% of consolidated sales. No other customer represented 10% or greater of consolidated sales in each of the three years ended December 31, 2008, 2007 and 2006.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

17.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total (1)

2008
Sales	$594,723	$671,220	$724,371	$498,680	$2,488,994
Gross profit	34,834	60,882	76,974	81,193	253,883
Net income	(3,392)	41,808	(12,515)	18,536	44,437
Basic and diluted net income per limited partner unit:
Common	$0.45	$0.96	$0.45	$0.55	$2.41
Subordinated	$(0.91)	$0.96	$(1.60)	$0.55	$(1.00)
Weighted average limited partner common units outstanding — basic	19,166,000	19,166,000	19,166,000	19,166,000
Weighted average limited partner common units outstanding — diluted	19,166,000	19,166,000	19,166,000	19,166,000
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066,000	13,066,000	13,066,000	13,066,000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total(1)

2007
Sales	$351,113	$421,726	$428,084	$436,925	$1,637,848
Gross profit	55,034	60,471	37,875	27,976	181,356
Net income	28,210	37,418	9,456	7,790	82,874
Basic and diluted net income per limited partner unit:
Common	$0.79	$0.94	$0.45	$0.45	$2.63
Subordinated	$0.79	$0.94	$0.15	$(0.02)	$1.86
Weighted average limited partner common units outstanding — basic	16,366,000	16,366,000	16,366,000	17,613,826
Weighted average limited partner common units outstanding — diluted	16,367,000	16,368,000	16,369,000	17,615,246
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066,000	13,066,000	13,066,000	13,066,000

(1)	The sum of the four quarters may not equal the total year due to rounding.

18.	Subsequent Events

On January 22, 2009, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14,800, for the quarter ended December 31, 2008. The distribution was paid on February 13, 2009 to unitholders of record as of the close of business on February 3, 2009. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59,202 on an annualized basis.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

On January 26, 2009, the Company entered into a crude oil supply agreement with Legacy Resources Co., L.P. (“Legacy”) an affiliate of the Company’s general partner. Under the agreement, it is contemplated that Legacy will supply the Company’s Shreveport refinery with a portion of its crude oil requirements that are received via common carrier pipeline. Pricing for the crude oil purchased under each confirmation will be mutually agreed to by the parties and set forth in such confirmation and will include a market-based premium as determined and agreed to by the parties. The agreement is effective as of January 26, 2009 and will continue to be in effect until terminated by either party by written notice. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company under this Agreement is up to 15,000 barrels per day. Legacy is owned in part by The Heritage Group, an affiliate of the Company’s general partner, in part by the Company’s general partner’s chief executive officer and president, F. William Grube, and in part by the Company’s general partner’s senior vice president, Jennifer G. Straumins.

Report of Independent Registered Public Accounting Firm

To the Members of
Calumet GP, LLC

We have audited the accompanying balance sheet of Calumet GP, LLC as of December 31, 2008. This balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Calumet GP, LLC at December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 27, 2009

CALUMET GP, LLC

CONSOLIDATED BALANCE SHEET

December 31,
2008
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$313
Accounts receivable:
Trade, less allowance for doubtful accounts of $2,121	103,993
Other	5,594

109,587

Inventories	118,524
Derivative assets	71,199
Prepaid expenses and other current assets	1,803
Deposits	4,021

Total current assets	305,447
Property, plant and equipment, net	659,684
Goodwill	48,335
Other intangible assets, net	49,502
Other noncurrent assets, net	18,390

Total assets	$1,081,358

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$87,460
Accounts payable — related party	6,395
Accrued salaries, wages and benefits	6,865
Taxes payable	6,833
Other current liabilities	9,662
Current portion of long-term debt	4,811
Derivative liabilities	15,827

Total current liabilities	137,853
Pension and post-retirement benefit obligations	9,717
Long-term debt, less current portion	460,280

Total liabilities	607,850
Commitments and contingencies
Minority interest	242,632
Members’ capital	175,310
Accumulated other comprehensive income	55,566

Total members’ capital	230,876

Total liabilities and members’ capital	$1,081,358

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

Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, fuels, solvents and waxes. Calumet owns refineries located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, Dickenson, Texas and a terminal located in Burnham, Illinois.

On January 3, 2008, Calumet closed on its acquisition of Penreco, a Texas general partnership. See Note 4.

2.	Members’ Capital

During the year ended December 31, 2008, the GP received cash distributions of $1,018 from the Partnership and distributed $1,018 to the GP’s members.

3.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of the GP include the accounts of the GP, the Partnership and its wholly-owned operating subsidiaries, Calumet Lubricants Co., Limited Partnership, Calumet Sales Company Incorporated, Calumet Penreco, LLC and Calumet Shreveport, LLC. Calumet Shreveport, LLC’s wholly-owned operating subsidiaries are Calumet Shreveport Fuels, LLC and Calumet Shreveport Lubricants & Waxes, LLC. All intercompany transactions and accounts have been eliminated. Hereafter, the consolidated companies are referred to as the Company.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Inventories consist of the following:

December 31,
2008

Raw materials	$24,955
Work in process	43,735
Finished goods	49,834

$118,524

The replacement cost of these inventories, based on current market values, would have been $27,517 higher as of December 31, 2008.

Accounts Receivable

The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Accounts receivables are generally due within 30 days for the specialty products segment and 10 days for the fuel products segment. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. The activity in the allowance for doubtful accounts was as follows:

December 31,
2008

Beginning balance	$786
Provision	1,448
Write-offs, net	(113)

Ending balance	2,121

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups.

Property, plant and equipment, including depreciable lives, consists of the following:

December 31,
2008

Land	$3,249
Buildings and improvements (10 to 40 years)	6,626
Machinery and equipment (10 to 20 years)	711,122
Furniture and fixtures (5 to 10 years)	2,682
Assets under capital leases (4 years)	4,015
Construction-in-progress	25,065

752,759
Less accumulated depreciation	(93,075)

$659,684

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

During the year ended December 31, 2008, the Company incurred $41,159 of interest expense of which $7,221 was capitalized as a component of property, plant and equipment.

The Company has not recorded an asset retirement obligation as of December 31, 2008 because such potential obligations cannot be measured since it is not possible to estimate the settlement dates.

Accumulated depreciation above includes $669 of depreciation expense related to the Company’s capitalized lease assets.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in the Penreco acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are not amortized, but are tested for impairment at least annually and when indicators dictate, such as adverse changes in business climate, market value of long-lived assets or a change in the structure of the Company. The Company performs its annual impairment review in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. The 2008 annual impairment review resulted in no impairment charge. For more information, refer to Note 6.

Other Intangible Assets

Other intangible assets primarily consist of supply agreements, customer relationships, non-compete agreements and patents acquired in the Penreco acquisition. These assets are being amortized using the discounted estimated future cash flows method over the term of the related agreements. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows method based upon an assumed rate of annual customer attrition. For more information, refer to Note 6.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In such an event, a write-down of the asset would be recorded through a charge to operations, based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposal.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers’ credit quality, historical write-off experience, age of accounts receivable, default percentages provided by a third party and any known specific issues or disputes which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, the Company has significant derivative assets with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s SFAS No. 157, Fair Value Measurements, valuations to determine the impact of counterparty credit risk on the valuation of its derivative instruments.

Income Taxes

The Company, as a limited liability company, is not liable for income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries Calumet Lubricants Co., Limited Partnership, Calumet Penreco, LLC and Calumet Shreveport, LLC. However, Calumet Sales Company Incorporated (“Calumet Sales Company”), a wholly-owned subsidiary of the Company, is a corporation and as a result, is liable for income taxes on its earnings. Income taxes on the earnings of the Company, with the exception of Calumet Sales Company, are the responsibility of the members, with earnings of the Company included in members’ earnings.

In the event that the Partnership’s taxable income did not meet certain qualification requirements, it would be taxed as a corporation. Related to these qualifications, the Partnership requested a ruling from the Internal Revenue Service (“IRS”) with respect to the qualifying nature of income generated from the Penreco assets and business operations. In the fourth quarter of 2008, the IRS provided a favorable ruling. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. The Company had no unrecognized tax benefits as of December 31, 2008. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.

Effective January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48,Accounting for Uncertainty in Income Taxes (the “Interpretation”), an interpretation of SFAS Statement No. 109, Accounting for Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position to be taken or expected to be taken in a tax return. The implementation of the Interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, and in May 2003 by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (collectively referred to as “SFAS 133”), the Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheets. The Company utilizes third party valuations and published market data to determine the fair value of these derivative instruments. To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative instrument is deferred in accumulated other comprehensive income (loss), a component of partners’ capital. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, the sale of gasoline, diesel and jet fuel, and the payment of interest as

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

cash flow hedges. The derivative instruments designated as hedging purchases and sales are recorded to cost of sales and sales in the consolidated statements of operations, respectively, upon recording the related hedged transaction in sales or cost of sales. The derivative instruments designated as hedging payments of interest are recorded in interest expense in the consolidated statements of operations. For the year ended December 31, 2008, the Company has recorded derivative losses of $297,319 to sales and derivative gains of $306,079 to cost of sales in the consolidated statements of operations. During the year ended December 31, 2008, the Company recorded a loss of $49,746 on crude oil collar, interest rate swap and natural gas swap derivative settlements in realized gain (loss) on derivative instruments in the consolidated statements of operations due to the derivative transactions not being designated as cash flow hedges. An interest rate swap loss of $554 for the year ended December 31, 2008, was recorded to interest expense in the consolidated statements of operations. For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain or loss on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized loss on derivative instruments in the consolidated statements of operations.

The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company’s estimate of the ineffective portion of the hedges for the year ended December 31, 2008 was a gain of $3,730 which was recorded to unrealized gain (loss) on derivative instruments and realized loss on derivative instruments in the consolidated statements of operations.

The effective portion of the hedges classified in accumulated other comprehensive income (loss) is $61,790 as of December 31, 2008 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2011 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)

2009	$24,878
2010	27,102
2011	9,810
2012	—

Total	$61,790

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative instruments. The Company executes all its derivative instruments with a small number of counterparties, the majority of which are large financial institutions with ratings of at least A1 and A+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on a derivative instrument’s mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. The Company does not expect nonperformance on any derivative instrument.

Other Noncurrent Assets

Other noncurrent assets consist of deferred debt issuance costs and turnaround costs. Deferred debt issuance costs were $8,899 as of December 31, 2008 and are being amortized on a straight-line basis over the lives of the related debt instruments. These amounts are net of accumulated amortization of $2,160 at December 31, 2008.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $9,491 as of December 31, 2008. The Company capitalizes these costs and amortizes the cost on a straight-line basis over the lives of the turnaround assets. These amounts are net of accumulated amortization of $2,586 at December 31, 2008.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (the “Statement”). The Statement applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value, but does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company adopted the Statement on January 1, 2008 and applied the various disclosures as required by the Statement. The adoption of this Statement did not have a material affect on the Company’s financial position or results of operations. In February 2008, the FASB agreed to defer for one year the effective date of the Statement for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (the “Position”), which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts. The Position permits companies to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Position is effective for fiscal years beginning after November 15, 2007. The Company’s accounting policy is to not offset fair value amounts recognized for the right at reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangements. As of December 31, 2008, the Company has provided cash margin of $4.0 million in credit support to certain of its hedging counterparties.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently provides an abundance of information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within SFAS 161. Thus, the Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In March 2008, the FASB issued EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. EITF 07-4 requires that

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impacts of EITF 07-4.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on its consolidated results of operations or financial condition.

4.	Acquisition of Penreco

On January 3, 2008 the Company acquired Penreco, a Texas general partnership, for $269,118, net of the cash acquired. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly-refined products and specialty solvents, including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition included facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company.

The Company believes that this acquisition provides several key strategic benefits, including market synergies within its solvents and lubricating oil product lines, additional operational and logistics flexibility and overhead cost reductions resulting from the acquisition. The acquisition also broadens the Company’s customer base and gives the Company access to new markets.

As a result of the acquisition, the assets and liabilities previously held by Penreco and results of the operations of these assets have been included in the Company’s consolidated balance sheets and consolidated statements of operations since the date of acquisition.

The Company recorded $48,335 of goodwill as a result of this acquisition, all of which was recorded within the Company’s specialty products segment. The allocation of the aggregate purchase price is as follows:

Accounts receivable	$42,049
Inventories	66,392
Prepaid expenses and other current assets	70
Property, plant and equipment	91,790
Other noncurrent assets	288
Intangibles	59,325
Goodwill	48,335
Accounts payable	(29,014)
Other current liabilities	(7,331)
Other noncurrent liabilities	(2,786)

Total purchase price, net of cash acquired	$269,118

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

The Company formulated its plan associated with the involuntary termination of certain non-union Penreco employees and accrued $1,829 for such costs, which are included in the acquisition liabilities. All affected employees have been terminated and substantially all liabilities have been paid as of December 31, 2008.

5.	Shreveport Refinery Expansion

During the year ended December 31, 2008, the Company invested an additional $119,630 for a total investment of $374,044 in its Shreveport refinery expansion project. The project was completed and operational in May 2008. Additionally, for the years ended December 31, 2008, the Company had invested $40,753 in the Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development.

6.	Goodwill and Other Intangible Assets

The Company has recorded $48,335 of goodwill as a result of the Penreco acquisition, all of which is recorded within the Company’s specialty products segment.

Other intangible assets consist of the following:

		December 31, 2008
	Weighted	Gross	Accumulated
	Average Life	Amount	Amortization

Customer relationships	20	$28,482	$(4,071)
Supplier agreements	4	21,519	(7,539)
Patents	12	1,573	(313)
Non-competition agreements	5	5,732	(768)
Distributor agreements	3	2,019	(758)
Royalty agreements	19	4,116	(490)

	12	$63,441	$(13,939)

Intangible assets associated with supplier agreements, non-competition agreements, patents and distributor agreements are being amortized on an accelerated basis in order to properly match expense with the estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows based upon an assumed rate of annual customer attrition.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

7.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, railcars, equipment, precious metals, operating unit catalyst and office facilities that extend through August 2015. Renewal options are available on certain of these leases in which the Company is the lessee.

As of December 31, 2008, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Operating
Year	Leases

2009	$12,665
2010	10,154
2011	8,133
2012	6,223
2013	4,438
Thereafter	4,075

Total	$45,688

Historically, the Company has purchased a portion of its crude oil under a contract that contained minimum purchase requirements. This contract expired during 2008 and the Company has fulfilled all commitments under the contract. Total purchases under this contract were $690,359 for the year ended December 31, 2008. The Company is currently purchasing all of its crude oil under evergreen contracts or on a spot basis. As of December 31, 2008, the estimated minimum purchase requirements under our crude oil contracts were as follows:

Year	Commitment

2009	$149,613
2010	—
2011	—
2012	—
2013	—
Thereafter	—

Total	$149,613

In connection with the closing of the Penreco acquisition on January 3, 2008, the Company entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, the Company is obligated to purchase $37,365  of feedstock for the LVT unit in each of the next four years based on pricing estimates as of December 31, 2008. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to the Company as liquidated damages.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Labor Matters

The Company has approximately 360 employees out of a total of approximately 630 covered by various collective bargaining agreements. These agreements have expiration dates of March 31, 2010, April 30, 2010, October 31, 2011 and January 31, 2012.

Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxing and regulatory authorities, such as the Louisiana Department of Environmental Quality (“LDEQ”), Environmental Protection Agency (“EPA”), IRS and Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of the Company’s business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flow.

Environmental

The Company operates crude oil and specialty hydrocarbon refining and terminal operations, which are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations can impair the Company’s operations that affect the environment in many ways, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company can release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, and imposing substantial liabilities for pollution resulting from its operations. Certain environmental laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes, or other materials have been released or disposed.

Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the LDEQ has proposed penalties totaling approximately $400 and supplemental projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) an August 2005 notification received by the Princeton refinery from the LDEQ regarding alleged violations of air emissions regulations, as identified by the LDEQ following performance of a compliance review, due to excess emissions and failures to continuously monitor and record air emissions levels. The Company anticipates that any penalties that may be assessed due to the alleged violations will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below. The Company has recorded a liability for the proposed penalty within other current liabilities on the consolidated balance sheets. Environmental expenses are recorded within other expenses in the consolidated statements of operations.

The Company is party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is in discussions with the LDEQ regarding its participation in this regulatory initiative and the Company anticipates that it will be entering into a settlement agreement with the LDEQ pursuant to which the Company will be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 in total over a three to five year period at its three Louisiana refineries. Because the settlement agreement is also expected to resolve the alleged air emissions issues at the Company’s Cotton Valley and Princeton refineries and consolidate any penalties associated with such issues, the Company further anticipates that a penalty of approximately $400 will be assessed in connection with this settlement agreement.

Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. During 2008, the Company determined that it will incur approximately $700 of costs during 2009 at its Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site.

The Company also is in separate discussions with the EPA to resolve alleged deficiencies in risk management planning in connection with a fire-related incident arising out of tank cleaning and vacuum truck operations at its Shreveport refinery on October 30, 2008. The incident involved a third-party contractor and resulted in damage to an on-site aboveground storage tank. Following an investigation of the matter, EPA issued five violations against the Company, alleging, among other things, inadequate contractor training and oversight, and has proposed a penalty of $230. The Company is currently evaluating its response to the EPA with respect to the matter.

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

Health and Safety

The Company is subject to various laws and regulations relating to occupational health and safety including OSHA, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, state and local government authorities and citizens. The Company maintains safety, training, and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. The Company’s compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. The Company has commissioned studies to assess the adequacy of its process safety management practices at its Shreveport refinery. Depending on the findings made in these studies, the

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Company may incur capital expenditures over the next several years to enhance these practices so that it may maintain its compliance with applicable OSHA regulations at the refinery. While the Company does not expect these expenditures to be material at this time, it has not yet received the reports from the engineering firms conducting the studies to reach final resolution. The Company believes that its operations are in substantial compliance with OSHA and similar state laws.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2008, the Company had outstanding standby letters of credit of $21,355 under its senior secured revolving credit facility. The maximum amount of letters of credit the Company can issue is limited to its borrowing capacity under its revolving credit facility or $300,000, whichever is lower. As of December 31, 2008, the Company had availability to issue letters of credit of $51,865 under its revolving credit facility. As discussed in Note 8, as of December 31, 2008 the Company also had a $50,000 letter of credit outstanding under its senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 4.0%.

8.	Long-Term Debt

Long-term debt consisted of the following:

December 31,
2008

Borrowings under new senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (6.15% at December 31, 2008), interest and principal payments quarterly with borrowings due January 2015, effective interest rate of 7.84%	$375,085
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 3.50% (8.74% at December 31, 2007), interest and principal payments quarterly with borrowings due December 2012	—
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime plus 0.50% (3.75% and 7.25% at December 31, 2008 and 2007, respectively), interest payments monthly, borrowings due January 2013	102,539
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly with borrowings due January 2012	2,640
Less unamortized discount on new senior secured first lien term loan with third-party lenders	(15,173)

Total long-term debt	465,091
Less current portion of long-term debt	4,811

$460,280

The borrowing capacity at December 31, 2008 under the revolving credit facility was $175,759, with $51,865 available for additional borrowings based on collateral and specified availability limitations. The revolving credit facility has a first priority lien on the Company’s cash, accounts receivable and inventory and a second priority lien on the Company’s fixed assets.

On January 3, 2008, the Partnership closed a new $435,000 senior secured first lien term loan facility which includes a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for general partnership purposes. The new term loan bears interest at a rate equal (i) with respect to a Eurodollar Loan, the Eurodollar Rate plus 400 basis

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

points and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the term loan credit agreement). The letter of credit facility to support crack spread hedging bears interest at 4.0%.

Lenders under the term loan facility have a first priority lien on the Company’s fixed assets and a second priority lien on its cash, accounts receivable, inventory and other personal property. The term loan facility matures in January 2015. The term loan facility requires quarterly principal payments of $963 until maturity on September 30, 2014, with the remaining balance due at maturity on January 3, 2015.

On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility dated as of December 9, 2005, Pursuant to this amendment, the revolving credit facility lenders agreed to, among other things, (i) increase the total availability under the revolving credit facility up to $375,000 and (ii) conformed certain of the financial covenants and other terms in the revolving credit facility to those contained in the term loan credit agreement. The existing senior secured revolving credit facility matures on January 3, 2013.

During 2008, the Company has experienced adverse financial conditions primarily attributable with historically high crude oil costs and the impact of the Shreveport refinery expansion project cost overruns and the delay in the startup of the expansion project. Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters, and as of December 31, 2008, it was in compliance with all financial covenants under its credit agreements. The Company’s ability to maintain compliance with these financial covenants in the quarter ended December 31, 2008 was substantially enhanced by the significant increase in specialty products segment gross profit during the third and fourth quarters resulting from increased selling prices for specialty products in the third quarter and reductions in the cost of crude oil throughout the third and fourth quarters. The Company is continuing to take steps to ensure that it meets the requirements of its credit agreements and currently forecasts that it will be in compliance on future measurement dates. These steps have included increasing specialty products sales prices, increasing crude oil price hedging for the specialty products segment and reducing working capital.

While assurances cannot be made regarding its future compliance with the financial covenants in its credit agreements and being cognizant of the general uncertain economic environment, the Company anticipates that its strategic initiatives listed above will allow it to maintain compliance with such financial covenants and to continue to improve its Adjusted EBITDA, liquidity and distributable cash flow.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

As of December 31, 2008, maturities of the Company’s long-term debt is as follows:

Year	Maturity

2009	$4,811
2010	4,594
2011	4,460
2012	4,175
2013	106,389
Thereafter	355,835

Total	$480,264

In 2007, the Company entered into a capital lease for catalyst which will expire in 2012. Assets recorded under this capital lease obligation are included in property, plant and equipment consists of $3,736 as of December 31, 2008. As of December 31, 2008, the Company had recorded $669 in amortization for capital lease assets. The assets were placed in service in 2008.

As of December 31, 2008, the Company had estimated minimum commitments for the payment of rentals under capital leases as follows:

Capital
Year	Leases

2009	$1,133
2010	845
2011	660
2012	330
2013	—

Total minimum lease payments	2,968
Less amount representing interest	328

Capital lease obligation	2,640
Less obligations due within one year	961

Long-term capital lease obligation	$1,679

9.	Derivatives

The Company had the following derivative instruments outstanding as of December 31, 2008.

Crude Oil Collar and Swap Contracts — Specialty Products Segment

The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. The Company’s policy is generally to enter into crude oil derivative contracts that match its expected future cash out flows for up to 70% of its anticipated crude oil purchases related to its specialty products production. At December 31, 2008, the Company had approximately 7,700 barrels per day of crude oil hedges expiring in January 2009 through March 2009 and the Company is at the lower end of its targeted volume range of hedges for the specialty products segment. These positions generally will be short term in nature and expire within three to nine months from execution; however, the Company may execute derivative contracts for up to two years forward if its expected future cash flows support lengthening its position.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2008, the Company had the following four-way crude oil collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $2,067 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008.

			Average	Average	Average	Average
Crude Oil Put/Call Spread			Lower Put	Upper Put	Lower Call	Upper Call
Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

January 2009	217,000	7,000	$50.32	$60.32	$70.32	$80.32
February 2009	84,000	3,000	38.33	48.33	58.33	68.33

Totals	301,000
Average price			$46.98	$56.98	$66.98	$76.98

At December 31, 2008, the Company had the following two-way crude oil collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $10,277 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008.

			Average	Average
			Sold Put	Bought Call
Crude Oil Put/Call Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)

January 2009	186,000	6,000	$68.57	$90.83
February 2009	112,000	4,000	74.85	96.25
March 2009	93,000	3,000	79.37	101.67

Totals	391,000
Average price			$72.94	$94.96

Crude Oil Swap Contracts— Fuel Products Segment

The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude purchases used in fuels production. At December 31, 2008, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2009	2,025,000	22,500	$66.26
Second Quarter 2009	2,047,500	22,500	66.26
Third Quarter 2009	2,070,000	22,500	66.26
Fourth Quarter 2009	2,070,000	22,500	66.26
Calendar Year 2010	7,300,000	20,000	67.29
Calendar Year 2011	3,009,000	8,244	76.98

Totals	18,521,500
Average price			$68.41

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2008, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $14,278 of unrealized gains in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	450,000	5,000	$62.66
Second Quarter 2009	455,000	5,000	62.66
Third Quarter 2009	460,000	5,000	62.66
Fourth Quarter 2009	460,000	5,000	62.66

Totals	1,825,000
Average price			$62.66

Fuels Product Swap Contracts

The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuels sales.

Diesel Swap Contracts

At December 31, 2008, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	1,170,000	13,000	$80.51
Second Quarter 2009	1,183,000	13,000	80.51
Third Quarter 2009	1,196,000	13,000	80.51
Fourth Quarter 2009	1,196,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	11,861,000
Average price			$82.48

Gasoline Swap Contracts

At December 31, 2008, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2009	855,000	9,500	$73.83
Second Quarter 2009	864,500	9,500	73.83
Third Quarter 2009	874,000	9,500	73.83
Fourth Quarter 2009	874,000	9,500	73.83
Calendar Year 2010	2,555,000	7,000	75.28
Calendar Year 2011	638,000	1,748	83.42

Totals	6,660,500
Average price			$75.30

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2008, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $15,851 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2008.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2009	450,000	5,000	$60.53
Second Quarter 2009	455,000	5,000	60.53
Third Quarter 2009	460,000	5,000	60.53
Fourth Quarter 2009	460,000	5,000	60.53

Totals	1,825,000
Average price			$60.53

Natural Gas Swap Contracts

The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. Certain of these swap contracts are designated as cash flow hedges of the future purchase of natural gas. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement for a period no greater than three years forward. At December 31, 2008, the Company had the following derivatives related to natural gas purchases, of which 90,000 MMBtus are designated as hedges. As a result of a portion of these derivative instruments not being designated as hedges, the Company recognized $1,223 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008.

Natural Gas Swap Contracts by Expiration Dates	MMBtus	$/MMBtu

First Quarter 2009	330,000	$10.38

Totals	330,000
Average price		$10.38

Interest Rate Swap Contracts

In 2008, the Company entered into a forward swap contract to manage interest rate risk related to its current variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $150,000 and $50,000 of the total outstanding term loan indebtedness in 2009 and 2010, respectively, pursuant to this forward swap contract.

This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 3.09% and 3.66% per annum in 2009 and 2010, respectively.

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and the subsequent refinancing of the remaining term loan balance, this swap contract was not designated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations as of December 31, 2008. For the year ended December 31, 2008, the Company recorded $2,188 of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2008. In the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument by entering into an offsetting interest rate swap which is not designated as a cash flow hedge.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

10.	Fair Value of Financial Instruments

The Company’s financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with SFAS No. 157, Fair Value Measurements. The fair value of our long-term debt was $305,084 at December 31, 2008. The fair value of long-term debt materially approximated the carrying value at December 31, 2007. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximated their fair value at December 31, 2008 and 2007.

11.	Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1 2008, for financial instruments. In February 2008, the FASB agreed to defer for one year the effective date of SFAS 157 for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, natural gas and interest rates, and investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”).

The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of single A or better. The fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS, at December 31, 2008, the Company’s asset was reduced by approximately $6,186 and its liability was reduced by $564. Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for gasoline and diesel, the Company has categorized these derivative instruments as Level 3. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds.

The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	103,780	103,780
Diesel swaps	—	—	90,337	90,337
Natural gas swaps	—	—	—	—
Crude oil options	—	—	—	—
Pension plan investments	12,018	—	—	12,018

Total assets at fair value	$12,018	$—	$194,117	$206,135

Liabilities:
Crude oil swaps	$—	$—	$(119,202)	$(119,202)
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Natural gas swaps	—	—	(1,429)	(1,429)
Crude oil options	—	—	(12,345)	(12,345)
Interest rate swaps	—	—	(5,769)	(5,769)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$—	$(138,745)	$(138,745)

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2008:

Derivative
Instruments, Net

Fair value at January 1, 2008	$(600,051)
Realized losses	58,833
Unrealized gains (losses)	17,141
Comprehensive income (loss)	58,610
Purchases, issuances and settlements	(21,709)
Transfers in (out) of Level 3	542,548

Fair value at December 31, 2008	$55,372

Total gains or losses included in net income attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of December 31, 2008	$3,454

All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges as defined in SFAS 133, are included in sales for gasoline and diesel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the consolidated financial statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative instruments, as defined in SFAS 133, are recorded in earnings immediately in unrealized gain (loss) on derivative instruments in the consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized gain (loss) on derivative instruments. See Note 9 for further information on SFAS 133 and hedging.

12.	Unit-Based Compensation

The Company’s general partner adopted a Long-Term Incentive Plan (the “Plan”) on January 24, 2006, amended and restated effective January 22, 2009, for its employees, consultants and directors and its affiliates who perform services for the Company. The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the compensation committee of the Company’s general partner’s board of directors.

On December 28, 2007 and December 30, 2008, non-employee directors of our general partner were granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal years 2007 and 2008, respectively. These phantom units have a four year service period, beginning on January 1, with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. The Company uses the market price of its common units on the grant date to calculate the fair value and related compensation cost of the phantom units. The Company amortizes this compensation cost to partners’ capital and selling, general and administrative expense in the consolidated statements of operations using the straight-line method over the four year vesting period, as it expects these units to fully vest.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

A summary of the Company’s nonvested units as of December 31, 2008, and the changes during the year ended December 31, 2008 is presented below:

		Weighted-Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value

Nonvested at January 1, 2008	8,508	$35.56
Granted	30,192	7.79
Vested	(10,992)	16.38
Forfeited	—	—

Nonvested at December 31, 2008	27,708	$12.91

For the year ended December 31, 2008, compensation expense of $179 was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2008, there was a total of $358 of unrecognized compensation costs related to nonvested unit grants. These costs are expected to be recognized over a weighted-average period of three years. The total fair value of phantom units vested during the year ended December 31, 2008 was $86.

13.	Employee Benefit Plan

The Company has a defined contribution plan administered by its general partner. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% contribution by the participant up to 4% and 50% of each additional 1% contribution up to 6% for a maximum contribution by the Company of 5% per participant. The Company’s matching contribution was $1,782 for the year ended December 31, 2008. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the board of directors of the Company’s general partner and are discretionary. The Company’s profit sharing contribution was $1,123 for the year ended December 31, 2008.

The Company has a noncontributory defined benefit plan (“Pension Plan”) for both those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”) who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition on January 3, 2008. The Company also has a contributory defined benefit postretirement medical plan for both those salaried employees as well as those employees represented by either the International Brotherhood of Teamsters (“IBT”), USW or IUOE who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition, as well as a non-contributory disability plan for those salaried employees who were formerly employees of Penreco (collectively, “Other Plans”). The pension benefits are based primarily on years of service for USW and IUOE represented employees and both years of service and the employee’s final 60 months’ average compensation for salaried employees. The funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. Effective January 31, 2009, the Company has amended the Pension Plan. The amendment removes the salaried employee from accumulating additional benefits subsequent to January 31, 2009. All information presented below has been adjusted for this curtailment, which resulted in a reduction in the Company’s benefit obligation of $2,311.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The components of net periodic pension and other post retirement benefits cost for the year ended December 31, 2008 were as follows:

	Year Ended
	December 31, 2008
		Other Post
	Pension	Retirement
	Benefits	Employee Benefits

Service cost	$945	$9
Interest cost	1,298	51
Expected return on assets	(1,341)	—

Net periodic pension cost	$902	$60

During the year ended December 31, 2008, the Company made contributions of $193 and $63 to its Pension Plan and Other Plans, respectively and expects to make no contributions in 2009.

The benefit obligations, plan assets, funded status, and amounts recognized in the consolidated balance sheets were as follows:

		Other Post
	Pension	Retirement
	Benefits	Employee Benefits

Change in projected benefit obligation (“PBO”):
Benefit obligation at January 3, 2008	$20,097	$872
Service cost	945	9
Interest cost	1,298	51
Curtailment	(2,311)	—
Benefits paid	(630)	(141)
Actuarial (gain) loss	1,613	(30)
Administrative expense	(116)	—
Employee contributions	—	78

Benefit obligation at December 31, 2008	$20,896	$839

Change in plan assets:
Fair value of plan assets at January 3, 2008	$18,183	$—
Benefit payments	(630)	(141)
Actual return on assets	(5,612)	—
Administrative expense	(116)	—
Employee contributions	—	78
Employer contribution	193	63

Fair value of plan assets at December 31, 2008	$12,018	$—

Funded status — benefit obligation in excess of plan assets	$(8,878)	$(839)
Curtailment	(2,311)	—
Unrecognized net actuarial loss	1,613	(30)
Unexpected loss on plan assets	6,952	—

Net amount recognized at December 31, 2008	$(2,624)	$(869)

Amounts recognized in the consolidated balance sheets consisted of:
Accrued benefit obligation	$(8,878)	$(839)
Accumulated other comprehensive loss	6,254	(30)

Net amount recognized at December 31, 2008	$(2,624)	$(869)

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The accumulated benefit obligation for the Pension Plan was $20,896 as of December 31, 2008. The accumulated benefit obligation is equal to the projected benefit obligation due to the curtailment that occurred in 2008. The accumulated benefit obligation for the Pension Plan was less than plan assets by $8,878 as of December 31, 2008. As of December 31, 2008, the Company had no prior service costs or transition gains (losses) but recorded actuarial losses of $6,224 in accumulated other comprehensive income (loss) in the consolidated balance sheets.

The effective portion of the minimum pension liability classified in accumulated other comprehensive loss is $6,224 as of December 31, 2008. In 2009, the Company expects to recognize $419 and $0, respectively, of loss from accumulated other comprehensive loss for the Company’s Pension Plan and Other Postretirement Benefits Plan.

The significant weighted average assumptions used for the year ended December 31, 2008 were as follows:

	Pension	Other Post Retirement
	Benefits	Employee Benefits

Discount rate for benefit obligations	6.18%	6.20%
Discount rate for net periodic benefit costs	6.58%	6.20%
Expected return on plan assets for net periodic benefit costs	7.50%	0.00%
Rate of compensation increase for benefit obligations	4.50%	0.00%
Rate of compensation increase for net periodic benefit costs	4.50%	0.00%

For measurement purposes, a 8.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease by 0.20% per year for an ultimate rate of 4.5% for 2029 and remain at that level thereafter. An increase or decrease by one percentage point in the assumed healthcare cost trend rates would not have a material effect on the benefit obligation and service and interest cost components of benefit costs for the Other Plans as of January 3, 2008. The Company considered the historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the Pension Plan portfolio, to develop the expected long-term rate of return on plan assets.

The Company’s Pension Plan and Other Plans asset allocations, as of December 31, 2008 by asset category, are as follows:

		Other Post
		Retirement
	Pension	Employee
	Benefits	Benefits

Cash	2%	0%
U.S. equities	77%	0%
Foreign equities	4%	0%
Fixed income	17%	0%

	100%	0%

Investment Policy

The investment objective of the Penreco Pension Plan Trust (the “Trust”) is to generate a long-term rate of return which will fund the related pension liabilities and minimize the Company’s contributions to the Trust. Trust assets are to be invested with an emphasis on providing a high level of current income through fixed income investments and longer-term capital appreciation through equity investments. Trust assets are targeted to achieve an investment return of 7.50% or more compounded annually over any 5-year period. Due to the long-term nature of pension liabilities, the Trust will assume moderate risk only to the extent necessary to achieve its return objective.

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

Performance of investment results will be reviewed, at least semiannually, by the Calumet Retirement Savings Committee (“CRSC”) and annually at a joint meeting between the CRSC and the Manager. Written communication regarding investment performance occurs quarterly. Any major changes in the Manager’s investment strategy will be communicated to the Chairman of the CRSC on an ongoing basis and as frequently as necessary. The Manager shall be informed of special situations affecting Trust investments including substantial withdrawal or funding pattern changes and changes in investment policy guidelines and objectives.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2008:

	Pension	Other Post Retirement
	Benefits	Employee Benefits

2009	$773	$98
2010	820	75
2011	870	82
2012	949	101
2013	1,041	79
2014 to 2018	6,527	342

Total	$10,980	$777

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

14.	Transactions with Related Parties

During the year ended December 31, 2008 the Company had sales to related parties owned by a limited partner of $7,973. Trade accounts and other receivables from related parties at December 31, 2008 were $1,828. The Company also had purchases from related parties owned by a limited partner, excluding crude purchases related to the Legacy agreement discussed below, during the year ended December 31, 2008, of $615. Accounts payable to related parties, excluding accounts payable related to Legacy agreement discussed below, at December 31, 2008 were $774.

In May 2008, the Company began purchasing all of its crude oil requirements for its Princeton refinery on a just in time basis utilizing a market-based pricing mechanism from Legacy Resources Co., L.P. (“Legacy”). Legacy is owned in part by one of the Company’s limited partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and president, F. William Grube, and Jennifer G. Straumins, the Company’s senior vice president. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company is approximately 6,000 barrels per day. During the year ended December 31, 2008, the Company had crude oil purchases of $140,180 from Legacy. Accounts payable to Legacy at December 31, 2008 related to this agreement were $6,395.

During 2006 and prior, the Company had placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums paid to this company by Calumet for the years ended December 31, 2008, were $634. With the exception of its directors’ and officers’ liability insurance which were placed with this commercial insurance brokerage company, the Company placed its insurance requirements with third parties during the years ended December 31, 2008.

15.	Subsequent Events

On January 22, 2009, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14,800, for the quarter ended December 31, 2008. The distribution was paid on February 13, 2009 to unitholders of record as of the close of business on February 3, 2009. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59,202 on an annualized basis.

On January 26, 2009, the Company entered into a crude oil supply agreement with Legacy Resources Co., L.P. (“Legacy”) an affiliate of the Company’s general partner. Under the agreement, it is contemplated that Legacy will supply the Company’s Shreveport refinery with a portion of its crude oil requirements that are received via common carrier pipeline. Pricing for the crude oil purchased under each confirmation will be mutually agreed to by the parties and set forth in such confirmation and will include a market-based premium as determined and agreed to by the parties. The agreement is effective as of January 26, 2009 and will continue to be in effect until terminated by either party by written notice. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company under this Agreement is up to 15,000 barrels per day. Legacy is owned in part by The Heritage Group, an affiliate of the Company’s general partner, in part by the Company’s general partner’s chief executive officer and president, F. William Grube, and in part by the Company’s general partner’s senior vice president, Jennifer G. Straumins.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Calumet Penreco, LLC, which is included in its 2008 consolidated financial statements and constituted $266,270,000 of total assets as of December 31, 2008 and $460,778,000 of revenues for the year then ended. Management also did not perform an evaluation of the internal control over financial reporting of Calumet Penreco, LLC.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of internal control over financial reporting which appears on the following page.

/s/  F. William Grube
F. William Grube
President, Chief Executive Officer and Director of
Calumet GP, LLC

February 27, 2009

/s/  R. Patrick Murray, II
R. Patrick Murray, II
Vice President, Chief Financial Officer and
Secretary of Calumet GP, LLC

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.

We have audited Calumet Specialty Product Partners L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calumet Specialty Product Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Calumet Penreco, LLC, which is included in the 2008 consolidated financial statements of Calumet Specialty Products Partners, L.P. and constituted $266,270,000 of total assets as of December 31, 2008 and $460,778,000 of revenues for the year then ended. Our audit of internal control over financial reporting of Calumet Specialty Products Partners, L.P. also did not include an evaluation of the internal control over financial reporting of Calumet Penreco, LLC.

In our opinion, Calumet Specialty Products Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2008 and 2007 and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2008 of Calumet Specialty Products Partners, L.P. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 27, 2009

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

Directors and Executive Officers

The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of February 26, 2009. Directors are elected for one-year terms.

Name	Age	Position with Calumet GP, LLC

Fred M. Fehsenfeld, Jr.	58	Chairman of the Board
F. William Grube	61	Chief Executive Officer, President and Director
Allan A. Moyes, III	62	Executive Vice President
Jennifer G. Straumins	35	Senior Vice President
R. Patrick Murray, II	37	Vice President, Chief Financial Officer and Secretary
Robert M. Mills	55	Vice President — Crude Oil Supply
Jeffrey D. Smith	46	Vice President — Planning and Economics
William A. Anderson	40	Vice President — Sales and Marketing
James S. Carter	60	Director
William S. Fehsenfeld	58	Director
Robert E. Funk	63	Director
Nicholas J. Rutigliano	61	Director
Michael L. Smith	60	Director

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

F. William Grube has served as the chief executive officer, president and director of our general partner since September 2005. Mr. Grube has also served as president and chief executive officer of Calumet Lubricants Co., L.P. since 1990. From 1973 to 1989, Mr. Grube served as executive vice president of the Rock Island Refinery. Mr. Grube received his B.S. in Chemical Engineering from Rose-Hulman Institute of Technology and his M.B.A. from Harvard University. Mr. Grube is the father of Jennifer G. Straumins, Senior Vice President of our general partner.

Allan A. Moyes, III has served as executive vice president of our general partner since September 2005. Mr. Moyes has also served as executive vice president of Calumet Lubricants Co., L.P. since 1997. From 1994 to 1997, Mr. Moyes served as manager of planning and economics for Calumet Lubricants Co., L.P. From 1989 to 1994, Mr. Moyes worked for Marathon Oil Company as the technical service manager at its Indianapolis refinery. From 1978 to 1989, Mr. Moyes worked in various capacities at the Rock Island Refinery. Mr. Moyes received his Computer Science degree at Memphis State Technical University.

Jennifer G. Straumins has served as senior vice president of our general partner since February 2007. From January 2006 through February 2007, Ms. Straumins served as vice president — investor relations. Ms. Straumins served in various capacities in financial planning and economics for Calumet Lubricants Co., L.P. from 2002 through 2006. Prior to joining Calumet Lubricants Co., L.P., Ms. Straumins held financial planning positions with Great Lakes Chemical Company and Exxon Chemical Company. Ms. Straumins received a B.E. in Chemical Engineering from Vanderbilt University and her M.B.A. from the University of Kansas. Ms. Straumins is the daughter of F. William Grube, the chief executive officer and president of our general partner.

R. Patrick Murray, II has served as vice president, chief financial officer and secretary of our general partner since September 2005. Mr. Murray has also served as the vice president and chief financial officer of Calumet Lubricants Co., L.P. since 1999 and from 1998 to 1999 served as its controller. From 1993 to 1998, Mr. Murray was a senior auditor with Arthur Andersen LLP. Mr. Murray received his B.B.A. in Accountancy from the University of Notre Dame.

Robert M. Mills has served as vice president — crude oil supply of our general partner since September 2005. Mr. Mills has also served as the vice president — crude oil supply of Calumet Lubricants Co., L.P. since 1995 and from 1993 to 1995 served as manager of supply and distribution. Mr. Mills received his B.S. in Business Administration from Louisiana State University.

Jeffrey D. Smith has served as vice president — planning and economics of our general partner since September 2005. He has also served as the vice president — planning and economics of Calumet Lubricants Co., L.P. since 2002. Mr. Smith joined Calumet Lubricants Co., L.P. in 1994 and served in various capacities prior to becoming vice president. Mr. Smith received his B.S. in Geology from Louisiana Tech University.

William A. Anderson has served as vice president — sales and marketing of our general partner since September 2005. Mr. Anderson has also served as the vice president — sales and marketing of Calumet Lubricants Co., L.P. since 2000 and served in various other capacities for Calumet Lubricants Co., L.P. from 1993 to 2000. Mr. Anderson received his B.A. in Communications from DePauw University.

James S. Carter has served as a member of the board of directors of our general partner since January 2006. Mr. Carter served as U.S. regional director of Exxon Mobil Fuels Company, the fuels subsidiary of Exxon Mobil Corporation, from 1999 until his retirement in 2003. Mr. Carter received his M.B.A. in Finance and Accounting from Tulane University.

William S. Fehsenfeld has served as a member of the board of directors of our general partner since January 2006. Mr. Fehsenfeld is chairman of the board and has served as an officer of Schuler Books, Inc., the independent bookstore company he founded with his wife, since 1982. He has also served as a trustee of The Heritage Group from 2003 to the present. Mr. Fehsenfeld received his B.G.S. from the University of Michigan and his M.B.A. from Grand Valley State University. He is also a first cousin of the chairman of the board of directors of our general partner, Mr. Fred M. Fehsenfeld, Jr.

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

Nicholas J. Rutigliano has served as a member of the board of directors of our general partner since January 2006. Mr. Rutigliano has served as president of Tobias Insurance Group, Inc., a commercial insurance brokerage business he founded, since 1973. He has also served as a trustee of The Heritage Group from 1980 to the present and as a trustee of the University of Evansville. Mr. Rutigliano received his B.S. in Business from the University of Evansville. He is also the brother-in-law of the chairman of the board of directors of our general partner, Mr. Fred M. Fehsenfeld, Jr.

Michael L. Smith has served as a member of the board of directors of our general partner since January 2006. Mr. Smith is the chairman of the audit committee of our board of directors and previously served as executive vice president and chief financial officer of Wellpoint Inc. (f/k/a Anthem Inc.), a publicly traded health benefits company, from 1999 until his retirement in January 2005. Mr. Smith previously served as senior vice president of Anthem and chief financial officer of Anthem Blue Cross and Blue Shield’s Midwest and Connecticut operations from 1998 to 1999. From 1996 to 1998, he was chief operating officer and chief financial officer of American Health Network, a former Anthem subsidiary. Mr. Smith is a member of the board of directors of Kite Realty Group Trust, Vectren Corporation, hhgregg, Inc. and Emergency Medical Services Corporation. He also serves on the Board of Trustees of DePauw University, the board of directors of the Lumina Foundation for Education and is a member of the Indiana Commission for Higher Education. Mr. Smith received his B.A. in Economics from DePauw University.

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

Audit Committee

The board of directors of our general partner has an audit committee comprised of three directors, Messrs. James S. Carter, Robert E. Funk and Michael L. Smith, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by NASDAQ and the SEC. In addition, the board of directors of our general partner has determined that a Mr. Smith is an “audit committee financial expert” (as defined by the SEC). Mr. Smith serves as the chairman of the audit committee.

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

Based solely on a review of the copies of those forms furnished to the Partnership and written representations from the applicable officers and directors, the Partnership believes its officers and directors complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2008.

Item 11.	Executive and Director Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the board of directors of our general partner oversees our compensation programs. Our general partner maintains compensation and benefits programs designed to allow us to attract, motivate and retain the best possible employees to manage the Partnership, including executive compensation programs designed to reward the achievement of both short-term and long-term goals necessary to promote growth and generate positive unitholder returns. Our general partner’s executive compensation programs are based on a pay-for-performance philosophy, including measurement of the Partnership’s performance against a specified financial target, namely distributable cash flow. The Partnership’s executive compensation programs include both long-term and short-term compensation elements which, together with base salary and employee benefits, constitute a total compensation package intended to be competitive with similar companies. Although short-term compensation elements represent the majority of total compensation that can be earned and paid to our executives, the long-term elements as described in “Elements of Executive Compensation — Long-Term, Unit-Based Awards” for which the compensation committee and board of directors approved for implementation beginning with the 2007 fiscal year will represent a significant portion of total compensation on a prospective basis to provide a meaningful incentive for the executives to achieve goals and objectives focused on long-term unitholder returns.

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

Financial Performance Metric Used in Compensation Programs

Our primary business objective is to generate cash flows to make distributions to our unitholders. The Partnership’s distributable cash flow is the primary measurement of performance taken into account in setting policies and making compensation decisions, as we believe this represents the most comprehensive measurement of our ability to generate cash flows. Both short-term and long-term forms of executive compensation are specifically structured on the Partnership’s achievement relative to annual distributable cash flow goals and, as such, determination of related awards, as well as their grant or payment, occurs subsequent to the end of each fiscal year upon final determination of distributable cash flow. We believe that including this financial objective as the primary performance measurement to determine compensation awards for all of our executive officers recognizes the integrated and collaborative effort required by the full executive team to maximize performance. Distributable cash flow is a non-GAAP measure that we define, consistent with our credit agreements, as our Adjusted EBITDA less maintenance capital expenditures, cash interest expense and income tax expense. Please refer to Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for our definition of Adjusted EBITDA.

Peer Group and Compensation Targets

To evaluate all areas of executive compensation, the compensation committee seeks the additional input of outside compensation consultants and available comparative information to validate that the compensation programs established for our executives are consistent with the philosophy of compensating our executives at ranges that approximate within 10% of the median of market for companies of similar size to us. In 2008, the compensation committee retained Mercer Inc. (“Mercer”) as a consultant to review our general partner’s executive compensation programs. Mercer reported directly to the compensation committee and did not provide any additional services to our general partner. The scope of this engagement included the following:

•	review of Calumet’s existing peer group of publicly-traded master limited partnerships for executive compensation benchmarking;

•	analysis of market pay levels and trends for our named executive officers, other officers and key employees from peer companies including base salary, annual incentives and long-term incentives; and

•	assessment of Calumet’s executive pay levels relative to overall market levels.

The following master limited partnerships were included by Mercer in the peer group for the compensation review: Atlas Pipeline Partners, L.P., Buckeye Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., DCP Midstream Partners, L.P., Genesis Energy, L.P., Inergy, L.P., MarkWest Energy Partners, L.P., Penn Virginia Resource Partners, L.P., Regency Energy Partners, L.P. and Suburban Propane Partners, L.P. Peer group companies were validated and selected based on their comparability of EBITDA (a non-GAAP measurement), sales and total assets to those of Calumet. Market data compiled from public disclosures of the peer group companies were used in the review to benchmark our compensation of the key executive group against the market. Mercer provided a presentation of its findings to the compensation committee in October 2008.

The compensation committee used the findings of the Mercer executive compensation review to validate that total compensation for Calumet’s key executives, including each named executive officer, is competitive with the middle range of total compensation among a peer group of companies and the broader market in which Calumet competes for executive talent when making its compensation decisions. The Mercer review indicated that Calumet’s aggregate target total direct compensation of its key executives, which includes all the major elements of its executive compensation program, including base salary, short-term incentives and long-term compensation, was below the median of market by less than 5%. While the Mercer review indicated that aggregate base salaries for key executives fall near the 25th percentile of the peer group, short-term incentives for each of the key executives, assuming the target levels of such incentives are achieved, are near the 75th percentile of the market. As a result of higher short-term incentives, total cash compensation of our key executives, in aggregate, falls approximately 10% above the median of the peer group. Long-term incentives as a percentage of base salaries for the key executives generally falls below the 25th percentile of the peer group. In addition, Mercer’s findings indicated that upon review of cash compensation among Calumet’s executives, relative parity was generally consistent with market practices.

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

Objectives of Compensation Programs

The Partnership’s executive compensation programs are designed with the following primary objectives:

•	reward strong individual performance that drives positive Partnership financial results;

•	make incentive compensation a significant portion of an executive’s total compensation, designed to balance short-term and long-term performance;

•	align the interests of our executives with those of our unitholders; and

•	attract, develop and retain executives with a compensation structure that is competitive with other publicly-traded partnerships of similar size.

Elements of Executive Compensation

The compensation committee believes the total compensation and benefits program for the Partnership’s named executive officers should consist of the following:

•	base salary;

•	annual incentive plan which includes short-term cash awards and also includes an optional deferred compensation element;

•	long-term incentive compensation, including unit-based awards;

•	retirement, health and welfare benefits; and

•	perquisites.

These elements are designed to constitute an integrated executive compensation structure meant to incentivize a high level of individual executive officer performance in line with the Partnership’s financial and operating goals.

Base Salary

Salaries provide executives with a base level of monthly income as consideration for fulfillment of certain roles and responsibilities. The salary program assists us in achieving our objective of attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, changes in the base salary levels for our named executive officers are determined on an annual basis by the compensation committee of the board of directors and are effective at the beginning of the following fiscal year. This determination is based on the following criteria to determine incremental adjustments to base salary:

•	an assessment of the individual executive’s sustained performance against his or her individual job responsibilities and overall job complexity;

•	general cost of living increases;

•	current salary relative to that of other Calumet executives; and

•	a review by the compensation committee of the range of executive salaries for our peer group of publicly traded partnerships of similar size in the energy industry to ensure that base salaries, when combined with other compensation components, fall within 10% of the market median of our peer group.

Increases to annual salary reflect a reward and recognition for successfully fulfilling the position’s roles and responsibilities. The compensation committee reviews annual inflation indexes to determine a general level of cost of living increase that is used consistently in determining annual cost of living increases for all of our employees. The compensation committee, in its discretion, may make base salary adjustments at an interim date during the fiscal year for executives deemed warranted due to changes in job complexity or after a comparison of executive compensation levels of publicly-traded partnerships similar in size to us.

Mr. Grube’s initial base salary was established under his employment agreement, which provides that the amount of his annual salary increase must be at least equal to the average of the percentage increases of all salaried employee’s of Calumet’s general partner. Mr. Grube’s salary increases for 2008 and 2009 were each 4.0%, which was equivalent to the average of the percentage increases of all salaried employees for each of those fiscal years. Please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreement with F. William Grube” for additional terms of Mr. Grube’s employment agreement.

For fiscal year 2008, the compensation committee approved more significant increases in the base salaries for Mr. Murray and Ms. Straumins based on increased job complexity due to the growth of our business.

The compensation committee approved increased salaries for all of the named executive officers for 2009 as part of its annual salary review process in consideration of the above factors. Effective January 1, 2009, the base salaries for Mr. Moyes, Mr. Murray, Mr. Anderson and Ms. Straumins are $296,400, $242,000, $220,000 and $214,500, respectively. The more significant increase in Mr. Anderson’s base salary for 2009 is based on increased job complexity due to the growth of our business.

Short-Term Cash Awards

Under the Cash Incentive Compensation Plan (the “Cash Incentive Plan”), short-term cash awards are designed to aid Calumet in retaining and motivating executives to assist the Partnership in meeting its financial performance objectives on an annual basis. Short-term cash awards are granted to named executive officers and certain other management employees based on Calumet’s achievement of performance targets on its distributable cash flow, thereby establishing a direct link between executive compensation and the Partnership’s financial performance.

The compensation committee establishes minimum, target and stretch incentive opportunities for each executive officer expressed as a percentage of base salary. The amount that is paid out is based on Calumet’s achievement of a minimum, target or stretch level of distributable cash flow for the fiscal year. Generally, no awards are paid under the Cash Incentive Plan unless the Partnership achieves at least the minimum distributable cash flow goal. The compensation committee can recommend to the full Board, however, that cash awards be given notwithstanding the fact that the Partnership failed to achieve at least the minimum distributable cash flow goal. Since the inception of the Cash Incentive Plan the compensation committee has not used this discretion, as no awards have been paid under the plan unless the Partnership achieved at least the minimum distributable cash flow goal. If the minimum, target or stretch level distributable cash flow amount is achieved, participants in the plan will receive their minimum, target or stretch cash award opportunity, respectively. If the Partnership’s distributable cash flow is between specified goal levels, participants are eligible to receive a prorated percentage of their cash award opportunity based on where the actual distributable cash flow amount falls between the levels. For fiscal year 2008, the minimum distributable cash flow goal was $90.0 million, the target goal was $110.0 million and the stretch goal was $125.0 million.

The following table summarizes the levels of cash award opportunity for each named executive officer and the actual percentage earned by them in 2008:

	Cash Incentive Award Opportunity as a
	Percentage of Base Salary
	Minimum	Target	Stretch	Actual Payout

F. William Grube	50%	100%	200%	73	% (1)
Allan A. Moyes, III	50%	100%	200%	61%
R. Patrick Murray, II, William A. Anderson, and Jennifer G. Straumins	50%	100%	150%	61%

(1)	Mr. Grube’s employment agreement guarantees him a potential award that is at least 150% of the amount of the next highest potential award by any other executive officer of our general partner, which would be the maximum potential award for Mr. Moyes of $548,000.

The compensation committee determined these percentages of base salary at levels, when combined with both base salary and potential long-term, unit-based awards, to develop a total direct compensation structure for the named executive officers which is intended to be within 10% of the median of our peer group, while placing significant emphasis on the achievement of the Partnership’s distributable cash flow goals.

At the recommendation of the compensation committee, the board of directors approves distributable cash flow targets for each fiscal year based on budgets prepared by management. The 2008 target distributable cash flow goal was established at a level that the board of directors believed reflected the reasonable expectations management had for the financial performance of the Partnership during the fiscal year and likely to be achieved given actual distributable cash flow achieved for the 2007 fiscal year. The board of directors set the stretch cash flow goal at a level which they believed would be attained only with higher levels of performance relative to the reasonable expectations management had for the financial performance of the Partnership and therefore not likely to be achieved. For the 2008 fiscal year, the Partnership’s distributable cash flow was above the minimum goal but below its target distributable cash flow goal. The primary drivers of the Partnership not meeting its target distributable cash flow goal were the dramatic increase in the price of crude oil during the first half of 2008, which negatively impacted the Partnership’s gross profit relative to expected performance, and realized hedging losses on the Partnership’s derivative instruments which were caused primarily by the rapid decline in crude oil prices during the second half of 2008, which negatively impacted the Partnership’s Adjusted EBITDA relative to expected performance.

Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2009 fiscal year based on budgets prepared by management. Each of the three distributable cash flow goal levels for the 2009 fiscal year exceeds its corresponding distributable cash flow goal level for the 2008 fiscal year in line with the same expected likelihood of achieving such goal levels used to set the distributable cash flow goals for 2008.

For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”

Executive Deferred Compensation Plan

On December 18, 2008, the board of directors approved the Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), effective January 1, 2009. The compensation committee will act as plan administrator of the Deferred Compensation Plan. The compensation committee allows for the participation of the executive officers in this plan to encourage the officers to save for retirement and to assist the Partnership in retaining the officers. The Deferred Compensation Plan is intended to promote retention by giving employees an opportunity to save in a tax-efficient manner. The terms governing the retirement benefit under this plan for the executive officers are the same as those available for other eligible employees in the U.S. Pursuant to the Deferred Compensation Plan, a select group of management, including the named executive officers, and all of the non-employee directors of the Partnership will be eligible to participate by making an annual irrevocable election to defer, in the case of management, all or a portion of their annual cash incentive award under the Cash Incentive Plan, and, in the case of non-management directors, all or none of their annual cash retainer. The deferred amounts will be credited to participant’s accounts in the form of phantom units, with each such phantom unit representing a notional unit that entitles the holder to receive either an actual common unit of the Partnership or the cash value of a common unit (determined by using the fair market value of a common unit at the time a determination is needed). The phantom units credited to each Plan participant’s account will receive distribution equivalent rights, which will be credited to the participant’s account in the form of additional phantom units. In its sole discretion, the Partnership may make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as it determines.

Plan distributions are payable on the earlier of the date specified by each participant and the participant’s termination of employment. Participants will at all times be 100% vested in amounts they have deferred pursuant to their annual cash incentive award or annual cash retainer. Partnership contributions, however, may be subject to a vesting schedule, as determined by the plan administrator. Certain events such as death, disability, normal retirement or a change of control of the Partnership require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate any portion of a participant’s account that has not already become vested at that time. Plan benefits will be distributed to participants in the form of common units, cash or a combination of common units and cash at the election of the plan administrator.

Long-Term, Unit-Based Awards

Long-term unit-based awards may consist of phantom units, restricted units, unit options, substitution awards, and distribution equivalent rights. These awards are granted to employees, consultants and directors of our general partner under the provisions of our Long-Term Incentive Plan, as amended, (the “Plan”) originally adopted on January 24, 2006 and administered by the compensation committee. These awards aid Calumet in retaining and motivating executives to assist the Partnership in meeting its financial performance objectives.

In fiscal 2008, the annual unit awards to named executive officers consisted of the contingent right to receive a phantom units. A phantom unit is the right to receive, upon the satisfaction of time-based vesting criteria specified in the grant, a common unit (or cash equivalent). Under the program, phantom units are granted only upon the Partnership’s achievement of specified levels of distributable cash flow. Accordingly, these awards established a direct link between executive compensation and the Partnership’s financial performance. This component of executive compensation, when coupled with an extended ratable vesting period as compared to cash awards, further aligns the interests of executives with the Partnership’s unitholders in the longer-term and reinforces unit ownership levels among executives.

The following table provides the annual unit award opportunity for each named executive officer. The objective in determining the size of the phantom unit awards is to provide our named executive officers with long-term incentive opportunities targeted at the between the 25th percentile and the 50th percentile of peer practices for long-term equity based awards for similarly situated executive officers. The distributable cash flow target and stretch levels were the same ones used in determining payouts for the cash incentive awards.

	2008 Phantom Unit Award Opportunity		Phantom Units
	Target	Stretch	Granted

F. William Grube	6,000	9,000	0
Allan A. Moyes, III	4,000	6,000	0
R. Patrick Murray, II, William A. Anderson, and Jennifer G. Straumins	3,000	4,500	0

No phantom units were granted under the program related to fiscal year 2008 because the Partnership did not achieve at least its target distributable cash flow goal.

Phantom units that are granted are subject to a time-vesting requirement, whereby 25% of the units vest immediately at grant and the remainder vest ratably over three years.

Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2009 fiscal year based on budgets prepared by management with the same estimated likelihoods of distributable cash flow performance levels as described above in “Short-Term Cash Awards.” The board of directors also approved increases in the two potential levels of phantom unit grants for all participants to be awarded based on whether the Partnership achieves its specified distributable cash flow goals, namely the target and stretch distributable cash flow goals, and such phantom unit grants would include the same time vesting requirement as potential phantom unit awards offered under the program in prior fiscal years.

For 2009, as a result of the significant decrease in the trading price of our common units and our desire to maintain our target long-term incentive opportunity in line with our peer group, the number of phantom units that may be awarded upon achievement of the specified levels of distributable cash flow has been increased. In addition, Ms. Straumins and Messrs. Murray and Anderson are eligible to receive the same number of phantom units as Mr. Moyes based on a goal of achieving internal parity in potential awards among our named executive officers. The following table provides the annual unit award opportunity for each named executive officer.

	2009 Phantom Unit Award Opportunity
	Target	Stretch

F. William Grube	10,800	16,200
R. Patrick Murray, II, Allan A. Moyes, III, William A. Anderson, and Jennifer G. Straumins	7,200	10,800

For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Phantom Unit Program.”

Health and Welfare Benefits

We offer a variety of health and welfare benefits to all eligible employees of our general partner. These benefits are consistent with the types of benefits provided by our peer group and provided so as to assure that we are able to maintain a competitive position in terms of attracting and retaining executive officers and other employees. In addition, the health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, pharmacy, dental, life insurance and accidental death and dismemberment. In addition, certain employees are eligible for long-term disability coverage. Coverage under long-term disability offers benefits specific to the named executive officers. We provide the named executive officers with a compensation allowance, which is grossed up for the payment of taxes to allow them to purchase long-term disability coverage on an after-tax basis at no net cost to them. As structured, these long-term disability benefits will pay 60% of monthly earnings, as defined by the policy, up to a maximum of $6,000 per month during a period of continuing disability up to normal retirement age, as defined by the policy. Executive officers and other key employees are also eligible to obtain executive physical examinations which are paid for by the Partnership. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.

Retirement Benefits

We provide the Calumet GP, LLC Retirement Savings Plan (the “401(k) Plan”) to assist our eligible officers and employees in providing for their retirement. Named executive officers participate in the same retirement savings plan as other eligible employees subject to ERISA limits. The Partnership matches 100% of each 1% of eligible compensation contribution by the participant up to 4% and 50% of each additional 1% of eligible compensation contribution up to 6%, for a maximum contribution by the Partnership of 5% of eligible compensation contributions per participant. These contributions are provided as a reward for prior contributions and future efforts toward our success and growth.

The retirement savings plan also includes a discretionary profit-sharing component. Determination of annual contributions are made by the compensation committee based on overall profitability of the Partnership. The board of directors approved a discretionary profit sharing contribution to the 401(k) plan for all eligible participants equivalent to 2.5% of their eligible compensation for the 2008 fiscal year. The value of Partnership contributions to the retirement savings plan for named executive officers is included in the Summary Compensation Table. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.

Perquisites

We provide certain executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation programs and philosophy. These benefits are provided in order to enable us to attract and retain these executives. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.

All named executive officers are provided with all, or certain of, the following benefits as a supplement to their other compensation:

•	Use of Company Vehicle: In order to assist them in conducting the daily affairs of the Partnership, we provide each named executive officer with a company vehicle that may be used for personal use as well as business use. Personal use of a company vehicle is treated as taxable compensation to the named executive officer.

•	Executive Physical Program: Generally on an annual basis, we pay for a complete and professional personal physical exam for each named executive officer appropriate for his or her age to improve their health and productivity.

•	Club Memberships: We pay club membership fees for certain named executive officers. Although such club memberships may be used for personal purposes in addition to business entertainment purposes, each named executive officer having such a membership is responsible for the reimbursement of the Partnership or direct payment for any incremental costs above the base membership fees associated with his or her personal use of such membership.

•	Spousal Travel: On an occasional basis, we pay expenses related to travel of the spouses of our named executive officers in order to accompany the named executive officer to business-related events.

•	Long-Term Disability Insurance: We provide compensation to allow each named executive officer to purchase long-term disability insurance on an after-tax basis at no net cost to them.

The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate.

Other Compensation Related Matters

Tax Implications of Executive Compensation

Because Calumet is not an entity taxable as a corporation, many of the tax issues associated with executive compensation that face publicly traded corporations do not directly affect the Partnership. Internal Revenue Code Section 409A (“Section 409A”) provides that amounts deferred under nonqualified deferred compensation plans are includible in a participant’s income when vested, unless certain requirements are met. If these requirements are not met, participants are also subject to an additional income tax and interest. All of our awards under our Long-Term Incentive Plan, severance arrangements and other nonqualified deferred compensation plans presently meet these requirements. As a result, employees will be taxed when the deferred compensation is actually paid to them. We will be entitled to a tax deduction at that time.

Executive Ownership of Units

While we have not adopted any security ownership requirements or policies for our executives, our executive compensation programs foster the enhancement of executives’ equity ownership through long-term, unit-based awards under Calumet’s Long-Term Incentive Plan. Further, in 2006 several executives purchased a significant number of our common units as participants in our directed unit program in conjunction with our initial public offering. For a listing of security ownership by our named executive officers, refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

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

Employment Agreement

We have entered into an employment agreement with our chief executive officer and president, F .William Grube, to ensure he will perform his role for an extended period of time given his position and value to the Partnership. For a discussion of the major terms of Mr. Grube’s employment agreement, please refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreement with F. William Grube.”

Under his employment agreement, Mr. Grube is entitled to receive severance compensation if his employment is terminated under certain conditions, such as termination by Mr. Grube for “good reason” or by us without “cause,” each as defined in the agreement and further described in “Potential Payments Upon Termination — Employment Agreement with F. William Grube.”

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

The salary multiple of the change of control benefits, use of the single trigger change of control benefits and the amount of the severance payout were determined through negotiation with Mr. Grube at the time that we entered into his employment agreement. Relative to the overall value of the Partnership, the compensation committee believes these potential benefits are reasonable.

Summary Compensation Table

The following table sets forth certain compensation information of our named executive officers for the years ended December 31, 2008, 2007 and 2006:

	Summary Compensation Table for 2008
			Non-Equity Incentive	All Other
Name and Principal Position	Year	Salary	Plan Compensation (2)	Compensation (3)	Total

F. William Grube	2008	$357,000	$261,844	$25,712	$644,556
Chief Executive Officer and President	2007	342,800	—	7,858	350,658
	2006	332,800	654,263	31,138	1,018,201
R. Patrick Murray, II	2008	220,000	134,750	24,682	379,432
Vice President and Chief Financial Officer	2007	188,333	—	7,023	195,356
	2006	152,500	224,379	30,464	407,343
Allan A. Moyes, III	2008	285,000	174,563	26,919	486,482
Executive Vice President	2007	274,000	—	44,455	318,455
	2006	251,592	436,175	32,184	719,951
William A. Anderson	2008	190,000	116,375	36,336	342,711
Vice President — Sales and Marketing	2007	182,000	—	18,079	200,079
	2006	163,917	230,979	35,106	430,002
Jennifer G. Straumins (1)	2008	195,000	119,438	21,940	336,378
Senior Vice President	2007	166,000	—	6,913	172,913

(1)	Ms. Straumins became an executive officer in February 2007.

(2)	Represents amounts earned under the Partnership’s Cash Incentive Compensation Plan. Please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards.”

(3)	The following table provides the aggregate “All Other Compensation” information for each of the named executive officers, except that it excludes perquisites or other personal benefits received by Mr. Grube, Mr. Murray, Mr. Moyes and Ms. Straumins in 2008, as such amounts for these named executive officers were each less than $10,000 in the aggregate.

	401(k) Plan					Long-Term
	Matching	Annual		Spousal	Club	Disability	Term Life
	Contributions	Physical	Vehicle	Travel	Membership	Insurance	Insurance	Total

F. William Grube	$24,534	$—	$—	$—	$—	$—	$1,178	$25,712
R. Patrick Murray, II	23,956	—	—	—	—	—	726	24,682
Allan A. Moyes, III	25,978	—	—	—	—	—	941	26,919
William A. Anderson	20,642	—	6,707	965	6,545	850	627	36,336
Jennifer G. Straumins	21,296	—	—	—	—	—	644	21,940

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards to our named executive officers for the year ended December 31, 2008:

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards
Name	Minimum	Target	Maximum

F. William Grube	$213,750	$427,500	$855,000
R. Patrick Murray, II	$110,000	$220,000	$330,000
Allan A. Moyes III	$142,500	$285,000	$570,000
William A. Anderson	$95,000	$190,000	$285,000
Jennifer G. Straumins	$97,500	$195,000	$292,500

The above table shows the ranges of potential cash incentive awards granted to executives under Calumet’s Cash Incentive Compensation Plan related to fiscal year 2008. For a description of this plan and available awards, please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Description of Cash Incentive Plan

Annual distributable cash flow goals are recommended by the compensation committee to the board of directors and are based upon the annual Partnership forecast of financial performance for the coming fiscal year, and such goals are reviewed and approved by the board of directors. Three increasing distributable cash flow goals are established to calculate awards under the Cash Incentive Plan: minimum, target and stretch. Under the Cash Incentive Plan, if the Partnership’s actual performance meets at least the minimum distributable cash flow goal for the fiscal year, executives and certain other management employees may receive incentive awards ranging from 15% to 50% of base salary, depending on the employee’s position with the general partner. If financial performance exceeds the minimum distributable cash flow goal, the cash incentive award paid as a percentage of base salary may be larger, ultimately reaching an upper range of 60% to 200% of base salary, if distributable cash flow for the fiscal year reaches the stretch goal. Cash incentive awards are prorated if actual performance falls between the defined minimum and stretch cash flow goals. If distributable cash flow falls below the minimum goal, no cash incentive awards are paid under the Cash Incentive Plan. Awards earned, if any, under this plan are generally paid in the first quarter of the following fiscal year after finalizing the calculation of the Partnership’s performance relative to the distributable cash flow targets. The following table summarizes the levels of awards available to participants in the Cash Incentive Plan:

	Cash Incentive Award Calculated as a
	Percentage of Base Salary
Incentive Level (1)	Minimum	Target	Stretch

1	50%	100%	200%
2	50%	100%	150%
3	20%	40%	80%
4	15%	30%	60%

(1)	Mr. Grube, our chief executive officer and president, and Mr. Moyes, our executive vice president, are the only employees who participate in the Cash Incentive Plan at Incentive Level 1. The other named executive officers (Mr. Murray, Mr. Anderson and Ms. Straumins), along with certain other officers, participate in the Cash Incentive Plan at Incentive Level 2.

As recommended by the compensation committee and approved by the board of directors, for the 2009 fiscal year, Mr. Murray, Mr. Anderson and Ms. Straumins will participate in the Cash Incentive Plan at Incentive Level 1.

Beginning with the 2009 fiscal year, participants in the Cash Incentive Plan will be eligible to defer all or a portion of all of their award, if any, under the Cash Incentive Plan into the Calumet Executive Deferred Compensation Plan, which was adopted by the board of Directors on December 18, 2008 and effective as of January 1, 2009. See “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan” for additional discussion of this plan.

Description of Long-Term Incentive Plan

Following is a summary of the major terms and provisions of the Partnership’s Long-Term Incentive Plan:

General.  The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan, an aggregate of 43,968 of which have already been awarded to the non-employee directors of our general partner. Units withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards.

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

If a grantee’s employment, consulting or membership on the board terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the grant agreement or the compensation committee provides otherwise. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person, or any combination of the foregoing. Our general partner is entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase. Any outstanding restricted unit or phantom unit awards fully vest upon the occurrence of certain events including, but not limited to, change of control of the Partnership, death, disability and normal retirement.

Distributions made by us on restricted units may, in the compensation committee’s discretion, be subject to the same vesting requirements as the restricted units. Previously granted contingent phantom unit awards have contemplated the award of tandem distribution equivalent rights, or DERS, in the event the phantom units were awarded. DERs are rights that entitle the grantee to receive, with respect to a phantom unit, cash equal to the cash distributions made by us on a common unit. The compensation committee, in its discretion, may grant tandem DERs on such terms as it deems appropriate.

Participants do not pay any consideration for the common units they receive with respect to these types of awards, and neither we nor our general partner will receive remuneration for the units delivered with respect to these awards.

2008 Phantom Unit Program.  In addition to the features described above, potential awards under our 2008 Phantom Unit Program range from 1,000 to 6,000 phantom units for achievement of the target distributable cash flow goal and from 1,500 to 9,000 phantom units for achievement of the stretch distributable cash flow goal. Awards are not prorated for actual distributable cash flow that is achieved between the target and stretch levels. Phantom units that are granted are subject to a time-vesting requirement, whereby 25% of the units vest immediately at grant and the remainder vest ratably over three years on each December 31st. At the election of the general partner, phantom unit awards may be settled in either cash or common units.

The following table summarizes the levels of phantom unit awards available to participants in the 2008 program:

	Phantom Unit Award Opportunity
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

The agreement provides for an initial annual base salary of approximately $333,000, subject to annual adjustment by the compensation committee of the board of directors of our general partner, as well as the right to participate in our Long-Term Incentive Plan and other bonus plans. Mr. Grube will generally be entitled to receive a payout or distribution of at least 150% of the amount of any cash, equity or other payout or distribution that may be made to any other executive officer under the terms of these plans. Mr. Grube’s employment agreement may be terminated at any time by either party with proper notice. For the term of the employment agreement and for the one-year period following the termination of employment, Mr. Grube is prohibited from engaging in competition (as defined in the employment agreement) with us and soliciting our customers and employees.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers had no outstanding equity awards at December 31, 2008.

Options Exercises and Stock Vested

Our named executive officers exercised no options and had no unit awards vest during the year ended December 31, 2008.

Pension Benefits

The Partnership has no pension plans that provide for payments or other benefits for our named executive officers.

Nonqualified Deferred Compensation

On December 18, 2008, the board of directors approved the Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), to be effective as of January 1, 2009. The Deferred Compensation Plan is an unfunded arrangement intended to be exempt from the participation, vesting, funding and fiduciary requirements set forth in Title I of the Employee Retirement Income Security Act of 1974, as amended, and to comply with Section 409A. See “Compensation Discussion and Analysis - Elements of Executive Compensation — Executive Deferred Compensation Plan” for additional discussion of this plan.

Potential Payments Upon Termination

Employment Agreement with F. William Grube

Following is a description of our obligations, including potential payments to Mr. Grube, upon termination of Mr. Grube’s employment under various termination scenarios. We have assumed for purposes of quantifying Mr. Grube’s potential payments that his termination occurred on December 31, 2008, and amounts are our best estimates as to the potential payout he would have received upon that date. The amounts Mr. Grube would receive upon an actual termination of employment could only be calculated with certainty upon a true termination of employment.

In consideration for any potential severance Mr. Grube may receive pursuant to his employment agreement, he will not compete or solicit our employees for a period of one year following a termination of employment. Prior to receipt of any potential severance payments or the acceleration of any outstanding equity awards, Mr. Grube will be required to sign, and not revoke, a full waiver and release in our favor. Following such release and waiver’s period of revocability, Mr. Grube will be eligible to receive payments as soon as administratively possible, though if Section 409A would subject Mr. Grube to additional taxes upon receipt of the payments, we will delay the payment of these amounts for a period of six months and provide for interest to accrue on such delayed amounts at the maximum nonusurious rate from the date of the originally scheduled payment date.

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

If Mr. Grube’s employment were to have been terminated on December 31, 2008, due to death or disability (as defined in the employment agreement), we estimate that the value of the payments and benefits described in clauses (a), (b), (c) and (d) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $261,844; and (d) $0, with an aggregate value of $261,844.

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

e. All equity-based awards (including phantom unit awards) held by Mr. Grube shall immediately vest in full (at their target levels, if applicable) and become fully exercisable or payable, as the case may be.

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

If Mr. Grube’s employment were to have been terminated by him for good reason or by us without cause on December 31, 2008, we estimate that the value of the payments and benefits described in clauses (a), (b), (c), (d) and (e) above he would have been eligible to receive is as follows: (a) $1,071,000 (or three times $357,000); (b) $0; (c) $0; (d) $261,844; and (e) $0, with an aggregate value of $1,332,844.

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

If Mr. Grube’s employment were to have terminated by him without good reason or by us for cause on December 31, 2008, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $261,844, with an aggregate value of $261,844.

Compensation of Directors

Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and committee meetings. Non-employee director compensation consists of the following:

•	an annual fee of $30,000, payable in quarterly installments;

•	an annual award of restricted or phantom units with a market value of approximately $40,000;

•	an audit committee chair annual fee of $8,000, payable in quarterly installments;

•	a non-chair audit committee member annual fee of $4,000, payable in quarterly installments;

•	all other committee chair annual fee of $5,000; and

•	all other committee member annual fee of $2,500, payable in quarterly installments.

In addition, we reimburse each non-employee director for his out-of-pocket expenses incurred in connection with attending meetings of the board of directors or committees. Under certain circumstances, we will also indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Effective April 1, 2009, the board of directors approved, upon the recommendation of the compensation committee, an increase in the annual fee paid to non-employee directors from $30,000 to $50,000, primarily as a result of the increased complexity of the Partnership’s operations since its initial public offering in January 2006. Fees related to participation on board of director committees were not revised. Beginning with the 2009 fiscal year, non-employee directors have the option to defer all or none of their annual cash fees into the Deferred Compensation Plan which was approved by the board of directors on December 18, 2008. See “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan” for additional discussion of this plan.

The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2008:

	Director Compensation Table for 2008
	Fees Earned or	Unit
Name	Paid in Cash	Awards (1)	Total

Fred M. Fehsenfeld, Jr.	$37,500	$29,819	$67,319
James S. Carter	39,000	29,819	68,819
William S. Fehsenfeld	30,000	29,819	59,819
Robert E. Funk	36,500	29,819	66,319
Nicholas J. Rutigliano	30,000	29,819	59,819
Michael L. Smith	38,000	29,819	67,819

(1)	On December 30, 2008, each non-employee director was granted 5,032 phantom units with a grant date fair value of $40,004. With respect to this award, 25% of the phantom units vested on December 31, 2008, entitling the director to common units, with an additional 25% vesting on December 31 of each of the three successive years. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, $29,819 of compensation cost for each non-employee director was recognized by the Partnership in 2008 related to the vesting of 25% of the 2008 granted phantom units, 25% of the 2007 granted phantom units and 25% of the 2006 granted phantom units, or 1,832 common units, on December 31, 2008. Assumptions used in the calculation of these amounts are included in Note 13 to our audited consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2008, each non-employee director had 4,618 unvested phantom units outstanding with a market value of $40,454. An aggregate of 27,708 phantom units with a market value of $242,722 were outstanding as of December 31, 2008.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are F. William Grube and Fred M. Fehsenfeld, Jr. Mr. Grube is our chief executive officer and president. Mr. F. Fehsenfeld, Jr. is the chairman of the board of directors of our general partner. Please read Item 13 “Certain Relationships, Related Party Transactions and Director Independence — Crude Oil Purchases and — Specialty Product Sales” for descriptions of our transactions in fiscal year 2008 with certain entities related to Messrs. Grube and Fehsenfeld, Jr. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.

Report of the Compensation Committee for the Year Ended December 31, 2008

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

The following table sets forth the beneficial ownership of our units as of February 26, 2009 held by:

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address for the beneficial owners listed below, other than The Heritage Group and Kayne Anderson Capital Advisors, L.P., is 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana 46214.

				Percentage of
	Common	Percentage of	Subordinated	Subordinated	Percentage of
	Units	Common Units	Units	Units	Total Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned

The Heritage Group (1)	3,838,940	20.03%	8,028,593	61.45%	36.82%
Calumet, Incorporated (2)	591,886	3.09%	1,342,401	10.27%	6.00%
Kayne Anderson Capital Advisors, L.P. (3)	1,199,528	6.26%	—	—%	3.72%
Janet K. Grube (4)	1,179,969	6.16%	2,676,173	20.48%	11.96%
F. William Grube	50,000	*	—	—%	*
Fred M. Fehsenfeld, Jr. (1)(2)(7)(8)	189,786	*	403,592	3.09%	1.84%
Allan A. Moyes, III	14,124	*	—	—%	*
Jennifer G. Straumins (9)	7,000	*	—	—%	*
R. Patrick Murray, II	8,000	*	—	—%	*
Robert M. Mills	10,450	*	—	—%	*
William A. Anderson (10)	10,680	*	—	—%	*
Jeffrey D. Smith	4,000	*	—	—%	*
James S. Carter	25,835	*	—	—%	*
William S. Fehsenfeld (1)(5)(8)	65,716	*	—	—%	*
Robert E. Funk	21,710	*	—	—%	*
Nicholas J. Rutigliano (1)(6)(8)	38,310	*	—	—%	*
Michael L. Smith	7,710	*	—	—%	*
All directors and executive officers as a group (12 persons)	443,321	2.31%	403,592	3.09%	2.63%

*	= less than 1 percent.

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

(2)	The common units of Calumet, Incorporated are indirectly owned 45.8% by The Heritage Group and 5.1% by Fred M. Fehsenfeld, Jr. personally. Fred M. Fehsenfeld, Jr. is also a director of Calumet, Incorporated. Accordingly, 270,877 of the common units and 614,417 of the subordinated units owned by Calumet, Incorporated are also shown as being beneficially owned by The Heritage Group in the table above, and 29,979 of the common units and 67,992 of the subordinated units owned by Calumet, Incorporated are also shown as being beneficially owned by Fred M. Fehsenfeld, Jr. in the table above. The Heritage Group and Fred M. Fehsenfeld, Jr. disclaims beneficial ownership of all of the common and subordinated units owned by Calumet, Incorporated in excess of their respective pecuniary interests in such units.

(3)	As noted in the Schedule 13G/A filed with the SEC on February 9, 2009. The filing person has indicated that it shares voting and dispositive power of certain of such units. The address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.

(4)	Janet K. Grube’s holdings include common and subordinated units that are owned by two grantor retained annuity trusts for which Janet K. Grube, the spouse of F. William Grube, serves as sole trustee. Janet K. Grube and her two children are the beneficiaries of such trusts. Janet K. Grube’s holdings also include common and subordinated units owned by Janet K. Grube personally. F. William Grube has no voting or investment power over these units and disclaims beneficial ownership of all such units, and none of these units are shown as being beneficially owned by F. William Grube in the table above.

(5)	Includes common units that are owned by the spouse and children of William S. Fehsenfeld for which he disclaims beneficial ownership.

(6)	Includes common units that are owned by the spouse of Nicholas J. Rutigliano for which he disclaims beneficial ownership.

(7)	Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(8)	Does not include a total of 682,154 common units and 1,297,650 subordinated units owned by two trusts, the direct or indirect beneficiaries of which are members of the Fred M. Fehsenfeld, Jr. family. Each of the trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Nancy A. Smith, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr., Nicholas J. Rutigliano and William S. Fehsenfeld, who are directors of our general partner, disclaims beneficial ownership of all of the common and subordinated units owned by the trusts, and none of these units are shown as being beneficially owned by such directors in the table above.

(9)	Includes common units that are owned by certain children of Jennifer G. Straumins, for which she disclaims beneficial ownership.

(10)	Includes common units that are owned by certain children of William A. Anderson, for which he disclaims beneficial ownership.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2008:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price	Equity Compensation
	Exercise of Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights(1)	and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	27,708	—	729,992

Total	27,708	$—	729,992

(1)	The Long-Term Incentive Plan contemplates the issuance or delivery of up to 783,960 common units to satisfy awards under the plan. The number of units presented in column (a) assumes that all outstanding grants will be satisfied by the issuance of new units or the purchase of existing units on the open market upon vesting. In fact, some portion of the phantom units may be settled in cash and some portion may be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under column (c). For more information on our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to Item 11 “Executive and Director Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”

Item 13.	Certain Relationships, Related Party Transactions and Director Independence

Distributions and Payments to Our General Partner and its Affiliates

Owners of our general partner and their affiliates own 6,110,015 common units and 13,066,000 subordinated units representing an aggregate 58.3% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and the incentive distribution rights. We will generally make cash distributions of 98% to the unitholders pro rata, including the affiliates of our general partner, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. Please refer to Item 5 “Market Information” for a summary of cash distribution levels of the Partnership during the year ended December 31, 2008.

Our general partner does not receive any management fee or other compensation for its management of our partnership, however, our general partner and its affiliates are reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner determines the expenses that are allocable to us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed.

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

Insurance Brokerage

Nicholas J. Rutigliano, a member of the board of directors of our general partner, founded and is the president of Tobias Insurance Group, Inc., a commercial insurance brokerage business, that has historically placed a portion of our insurance underwriting requirements, including our general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability. The total premiums paid by us through Mr. Rutigliano’s firm for 2008 were approximately $0.6 million. We believe these premiums are comparable to the premiums we would pay for such insurance from a non-affiliated third party and we have assessed our other insurance brokerage options to confirm this belief. We have transitioned the majority of the aforementioned insurance underwriting requirements to a non-affiliated third party commercial insurance broker.

Crude Oil Purchases

We purchase a portion of our crude oil supplies from Legacy Resources Co., L.P. (“Legacy”), an exploration and production company owned in part by The Heritage Group, our chief executive officer and president, F. William Grube, and Jennifer G. Straumins, our senior vice president. The total purchases made by us from Legacy Resources in 2008 were approximately $140.2 million, which represented purchases based upon standard index-based, market rates.

In May 2008, the Company began purchasing all of its crude oil requirements for its Princeton refinery on a just in time basis utilizing a market-based pricing mechanism from Legacy. Because Legacy is owned in part by one of the Company’s limited partners, an affiliate of our general partner, and our chief executive officer and president, F. William Grube, the terms of the agreement were reviewed by the conflicts committee of the board of directors of the Company’s general partner, which consists entirely of independent directors. The conflicts committee approved the agreement after determining that the terms of the agreement are fair and reasonable to the Company. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company is approximately 7,000 barrels per day.

On January 26, 2009, the Company entered into an additional crude oil supply agreement with Legacy. Under the agreement, it is contemplated that Legacy will supply the Company’s Shreveport refinery with a portion of its crude oil requirements that are received via common carrier pipeline. Pricing for the crude oil purchased under each confirmation will be mutually agreed to by the parties and set forth in such confirmation and will include a market-based premium as determined and agreed to by the parties. The agreement is effective as of January 26, 2009 and will continue to be in effect until terminated by either party by written notice. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company under this Agreement is up to 15,000 barrels per day.

Specialty Product Sales and Related Purchases

During 2008, we made ordinary course sales of certain specialty products to TruSouth Oil, LLC (“TruSouth”), a specialty petroleum packaging and distribution company owned in part by The Heritage Group, Calumet, Incorporated, Fred M. Fehsenfeld, Jr. (our chairman) as an individual, certain Fehsenfeld family trusts established where Mr. Fehsenfeld or his family members are the beneficiary, Janet K. Grube (the spouse of F. William Grube, our chief executive officer and president) individually, and certain Grube family trusts for which Janet K. Grube is sole trustee. The total sales made by us to TruSouth in 2008 were approximately $7.0 million. As of December 31, 2008 the balance due us from TruSouth related to these products sales was approximately $0.03 million. The total purchases made by us from TruSouth in 2008 for blending and packaging services were approximately $0.6 million. As of December 31, 2008 the balance due from us to TruSouth related to these purchases was approximately $0.02 million. We believe that the product sales prices and credit terms offered to TruSouth are comparable to prices and terms offered to non-affiliated third party customers.

During 2008, we made ordinary course sales of certain specialty products to Johann Haltermann, Ltd. (“Haltermann”), a specialty chemical company owned in part by The Heritage Group and certain Grube family trusts for which Janet K. Grube is sole trustee. The total sales made by us to Haltermann in 2008 were approximately $0.9 million. As of December 31, 2008 the balance due us from Haltermann related to these products sales was approximately $0.02 million. We anticipate that we will continue to sell products to Haltermann in the future. We believe that the product sales prices and credit terms offered to Haltermann are comparable to prices and terms offered to non-affiliated third party customers.

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

Please see Item 10 “Directors, and Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.

Item 14.	Principal Accountant Fees and Services

The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2008 and 2007.

	Year Ended December 31,
	2008	2007

Audit fees	$1,651,500	$1,803,000
Audit related fees	6,000	575,000
Tax fees	—	—
All other fees	—	1,500

Total	$1,657,500	$2,379,500

Expenditures classified as “Audit fees” above include those related to our annual audit, audits of our general partner, quarterly review procedures and, in 2007, work performed in connection with our follow-on equity offering.

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

(a)(3) Exhibits

The following documents are filed as exhibits to this Form 10-K:

Exhibit
Number		Description

2.1		Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on October 22, 2007 (File No 000-51734)).
3.1	—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.2	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.3	—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.4	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.5	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734)).
3.6	—	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No 000-51734)).
10.1	—	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.2	—	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.3	—	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.4	—	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).

Exhibit
Number			Description

10.5		—	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, Bank of America, N.A. as agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Commission on January 10, 2008 (File No 000-51734)).
10.6		—	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.7		—	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.8		—	HDW Diesel Sale and Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.9		—	Amended Crude Oil Sale Contract, effective April 1, 2008, between Plains Marketing, L.P. and Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No 000-51734)).
10.10		—	Crude Oil Supply Agreement, dated as of April 30, 2008 and effective May 1, 2008, between Calumet Lubricants Co., L.P., customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).
10.11		—	Amendment No. 1 to Crude Oil Supply Agreement, dated as of November 25, 2008 and effective October 1, 2008, between Calumet Lubricants Co., L.P., customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 1, 2008 (File No 000-51734)).
10	.12*	—	Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on December 22, 2008 (File No 000-51734).
10	.13*	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2009 (File No 000-51734)).
10.14		—	Master Crude Oil Purchase and Sale Agreement, effective as of January 26, 2009, between Calumet Shreveport Fuels, LLC, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 30, 2009 (File No 000-51734)).
10	.15*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.16		—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10	.17*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880)).
10	.18*	—	Amended and Restated Long-Term Incentive Plan, dated and effective January 22, 2009.
21.1		—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.01		—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1		—	Sarbanes-Oxley Section 302 certification of F. William Grube.
31.2		—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.
32.1		—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

*	Identifies management contract and compensatory plan arrangements.

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

Date: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. William Grube F. William Grube	President, Chief Executive Officer and Director of Calumet GP, LLC (Principal Executive Officer)	Date: March 3, 2009

/s/ Allan A. Moyes, III Allan A. Moyes, III	Executive Vice President of Calumet GP, LLC	Date: March 3, 2009

/s/ R. Patrick Murray, II R. Patrick Murray, II	Vice President, Chief Financial Officer and Secretary of Calumet GP, LLC (Principal Accounting and Financial Officer)	Date: March 3, 2009

/s/ Fred M. Fehsenfeld, Jr. Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date: March 3, 2009

/s/ James S. Carter James S. Carter	Director of Calumet GP, LLC	Date: March 3, 2009

/s/ William S. Fehsenfeld William S. Fehsenfeld	Director of Calumet GP, LLC	Date: March 3, 2009

/s/ Robert E. Funk Robert E. Funk	Director of Calumet GP, LLC	Date: March 3, 2009

/s/ Nicholas J. Rutigliano Nicholas J. Rutigliano	Director of Calumet GP, LLC	Date: March 3, 2009

/s/ Michael L. Smith Michael L. Smith	Director of Calumet GP, LLC	Date: March 3, 2009

Index to Exhibits

Exhibit
Number		Description

2.1		Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on October 22, 2007 (File No 000-51734)).
3.1	—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.2	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.3	—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.4	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.5	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734)).
3.6	—	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No 000-51734)).
10.1	—	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.2	—	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.3	—	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.4	—	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.5	—	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, Bank of America, N.A. as agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Commission on January 10, 2008 (File No 000-51734)).
10.6	—	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Exhibit
Number			Description

10.7		—	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.8		—	HDW Diesel Sale and Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.9		—	Amended Crude Oil Sale Contract, effective April 1, 2008, between Plains Marketing, L.P. and Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No 000-51734)).
10.10		—	Crude Oil Supply Agreement, dated as of April 30, 2008 and effective May 1, 2008, between Calumet Lubricants Co., L.P., customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).
10.11		—	Amendment No. 1 to Crude Oil Supply Agreement, dated as of November 25, 2008 and effective October 1, 2008, between Calumet Lubricants Co., L.P., customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 1, 2008 (File No 000-51734)).
10	.12*	—	Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on December 22, 2008 (File No 000-51734).
10	.13*	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2009 (File No 000-51734)).
10.14		—	Master Crude Oil Purchase and Sale Agreement, effective as of January 26, 2009, between Calumet Shreveport Fuels, LLC, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 30, 2009 (File No 000-51734)).
10	.15*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.16		—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10	.17*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880)).
10	.18*	—	Amended and Restated Long-Term Incentive Plan, dated and effective January 22, 2009.
21.1		—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.01		—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1		—	Sarbanes-Oxley Section 302 certification of F. William Grube.
31.2		—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.
32.1		—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

*	Identifies management contract and compensatory plan arrangements.