Form 10-Q
period 2009-06-30
Calumet Specialty Products Partners, L.P.
filed 2009-08-07
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM      TO
Commission File number 000-51734
Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1516132 (I.R.S. Employer Identification Number)

2780 Waterfront Parkway East Drive, Suite 200 Indianapolis, Indiana (Address of principal executive officers)	46214 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 5, 2009, there were 19,166,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — June 30, 2009 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental and regulatory liabilities, (ii) our anticipated levels of use of derivatives to mitigate our exposure to crude oil price changes and fuel products price changes, and (iii) future compliance with our debt covenants, as well as other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed on May 8, 2009 and in our Annual Report on Form 10-K filed on March 4, 2009. The risk factors in these documents and other factors noted throughout this Quarterly Report on Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
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

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64	$48
Accounts receivable:
Trade	107,813	103,962
Other	5,912	5,594

	113,725	109,556

Inventories	146,114	118,524
Derivative assets	39,499	71,199
Prepaid expenses and other current assets	3,283	1,803
Deposits	21	4,021

Total current assets	302,706	305,151
Property, plant and equipment, net	645,546	659,684
Goodwill	48,335	48,335
Other intangible assets, net	43,797	49,502
Other noncurrent assets, net	18,556	18,390

Total assets	$1,058,940	$1,081,062

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$88,831	$87,460
Accounts payable — related party	28,370	6,395
Accrued salaries, wages and benefits	6,986	6,865
Taxes payable	8,188	6,833
Other current liabilities	4,220	9,662
Current portion of long-term debt	4,746	4,811
Derivative liabilities	5,641	15,827

Total current liabilities	146,982	137,853
Pension and postretirement benefit obligations	10,159	9,717
Long-term debt, less current portion	452,235	460,280

Total liabilities	609,376	607,850

Commitments and contingencies
Partners’ capital:
Common unitholders (19,166,000 units authorized, issued and outstanding)	375,640	363,935
Subordinated unitholders (13,066,000 units authorized, issued and outstanding)	43,710	35,778
General partner’s interest	18,332	17,933
Accumulated other comprehensive income	11,882	55,566

Total partners’ capital	449,564	473,212

Total liabilities and partners’ capital	$1,058,940	$1,081,062

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands, except per unit data)
Sales	$444,039	$671,220	$858,303	$1,265,943
Cost of sales	425,671	610,338	760,964	1,170,227

Gross profit	18,368	60,882	97,339	95,716

Operating costs and expenses:
Selling, general and administrative	6,939	9,419	16,261	17,671
Transportation	16,087	21,169	31,242	45,029
Taxes other than income taxes	865	1,007	1,989	2,062
Other	278	341	697	564

Operating income (loss)	(5,801)	28,946	47,150	30,390

Other income (expense):
Interest expense	(8,447)	(8,536)	(17,090)	(13,702)
Debt extinguishment costs	—	(373)	—	(898)
Realized gain (loss) on derivative instruments	7,637	2,526	(833)	(351)
Unrealized gain (loss) on derivative instruments	(17,582)	13,456	22,158	17,025
Gain on sale of mineral rights	—	5,770	—	5,770
Other	(1,727)	170	(1,585)	341

Total other income (expense)	(20,119)	13,013	2,650	8,185

Net income (loss) before income taxes	(25,920)	41,959	49,800	38,575
Income tax expense	67	151	149	159

Net income (loss)	$(25,987)	$41,808	$49,651	$38,416

Calculation of common unitholders’ interest in net income (loss):
Net income (loss)	$(25,987)	$41,808	$49,651	$38,416
Less:
General partner’s interest in net income (loss)	(519)	836	991	768
Subordinated unitholders’ interest in net income (loss)	(10,307)	16,606	19,692	15,261

Net income (loss) available to common unitholders	$(15,161)	$24,366	$28,968	$22,387

Weighted average number of common units outstanding — basic and diluted	19,166	19,166	19,166	19,166

Weighted average number of subordinated units outstanding — basic and diluted	13,066	13,066	13,066	13,066

Common and subordinated unitholders’ basic and diluted net income (loss) per unit	$(0.79)	$1.27	$1.51	$1.17

Cash distributions declared per common and subordinated unit	$0.45	$0.45	$0.90	$1.08

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners’ Capital
	Comprehensive	General	Limited Partners
	Income	Partner	Common	Subordinated	Total
		(In thousands)
Balance at December 31, 2008	$55,566	$17,933	$363,935	$35,778	$473,212
Comprehensive income:
Net income		991	28,968	19,692	49,651
Cash flow hedge gain reclassified to net income upon settlement	(4,086)				(4,086)
Change in fair value of cash flow hedges	(39,787)				(39,787)
Minimum pension liability adjustment	189				189

Comprehensive income					5,967
Common units repurchased for vested phantom unit grants			(164)		(164)
Amortization of vested phantom units			185		185
Distributions to partners		(592)	(17,284)	(11,760)	(29,636)

Balance at June 30, 2009	$11,882	$18,332	$375,640	$43,710	$449,564

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Operating activities
Net income	$49,651	$38,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,446	26,193
Amortization of turnaround costs	3,370	737
Provision for doubtful accounts	(724)	565
Non-cash debt extinguishment costs	—	898
Unrealized gain on derivative instruments	(22,158)	(17,025)
Gain on sale of mineral rights	—	(5,770)
Other non-cash activity	2,098	146
Changes in assets and liabilities:
Accounts receivable	(3,445)	(55,896)
Inventories	(27,590)	60,756
Prepaid expenses and other current assets	(1,480)	4,350
Derivative activity	(201)	1,021
Deposits	4,000	—
Other assets	(4,286)	(447)
Accounts payable	23,346	56,903
Accrued salaries, wages and benefits	121	(1,393)
Taxes payable	1,355	1,973
Other current liabilities	304	(205)
Pension and postretirement benefit obligations	631	483

Net cash provided by operating activities	57,438	111,705
Investing activities
Additions to property, plant and equipment	(13,345)	(152,547)
Acquisition of Penreco, net of cash acquired	—	(269,118)
Proceeds from sale of mineral rights	—	6,065
Proceeds from disposal of property and equipment	737	—

Net cash used in investing activities	(12,608)	(415,600)
Financing activities
Proceeds from (Repayments of) borrowings, net — revolving credit facility	(6,725)	18,969
Repayments of borrowings — prior term loan credit facility	—	(30,099)
Proceeds from (Repayments of) borrowings, net — existing term loan credit facility	(1,925)	359,610
Debt issuance costs	—	(9,633)
Payments on capital lease obligations	(618)	—
Change in bank overdraft	(5,746)	2,121
Common units repurchased for vested phantom unit grants	(164)	(115)
Distributions to partners	(29,636)	(36,539)

Net cash provided by (used in) financing activities	(44,814)	304,314

Net increase in cash and cash equivalents	16	419
Cash and cash equivalents at beginning of period	48	35

Cash and cash equivalents at end of period	$64	$454

Supplemental disclosure of cash flow information
Interest paid	$15,701	$14,645
Income taxes paid	$41	$13

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit, per unit and per barrel data)
1. Description of the Business
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries were contributed to Calumet. As of June 30, 2009, Calumet had 19,166,000 common units, 13,066,000 subordinated units, and 657,796 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. On January 3, 2008 the Company acquired Penreco, a Texas general partnership, for approximately $269,118. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. Calumet owns facilities located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 4, 2009.
2. New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to the financial accounting and reporting of business combinations. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 141(R) for all future acquisitions.
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

     In March 2008, the FASB issued EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. EITF 07-4 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, EITF 07-4 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. EITF 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company has adopted EITF 07-4 as of January 1, 2009 and applied it retrospectively. The impact of EITF 07-4 on the Company’s calculation of earnings per unit as reported for the three and six months ended June 30, 2008 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008, as Adjusted	June 30, 2008, as Adjusted
	for EITF 07-4	for EITF 07-4
Net income	$41,808	$38,416
Less:
General partner’s interest in net income	836	768
Subordinated unitholders interest in net income	16,606	15,261

Net income available to common unitholders	$24,366	$22,387

Weighted average number of common units outstanding — basic and diluted	19,166	19,166
Weighted average number of subordinated units outstanding — basic and diluted	13,066	13,066

Common and subordinated unitholders’ basic and diluted net income per unit	$1.27	$1.17
Cash distributions declared per common and subordinated unit	$0.45	$1.08

	Three Months Ended	Six Months Ended
	June 30, 2008, as Previously	June 30, 2008, as Previously
	Reported	Reported
Net income	$41,808	$38,416
Minimum quarterly distribution to common unitholders	(8,625)	(17,250)
General partner’s incentive distribution rights	(10,658)	(10,658)
General partner’s interest in net income	(326)	(258)
Common unitholders’ share of income in excess of minimum quarterly distribution	(9,704)	(9,704)

Subordinated unitholders’ interest in net income	$12,495	$546

Basic and diluted net income per limited partner unit:
Common	$0.96	$1.41
Subordinated	$0.96	$0.05
Weighted average limited partner common units outstanding — basic and diluted	19,166	19,166
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066	13,066
Cash distributions declared per common and subordinated unit	$0.45	$1.08
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for the purposes of applying the two-class method of calculating EPS (earnings per share). FSP EITF 03-6-1 also provides guidance on how to allocate earnings to participating securities and compute basic EPS using the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted FSP EITF 03-6-1 as of January 1, 2009 and applied it retrospectively. The adoption of EITF 03-6-1 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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

FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company has adopted FSP No. 142-3 and applied its various provisions as required as of January 1, 2009. The adoption of FSP No. 142-3 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In December 2008, the FASB issued FASB Staff Position No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (the “FSP FAS 132R-1”). FSP FAS 132R-1 replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category. FSP FAS 132R-1 also requires additional disclosure regarding the level of the plan assets within the fair value hierarchy according to FASB Statement No. 157, Fair Value Measurements, and a reconciliation of activity for any plan assets being measured using unobservable inputs as defined in FASB Statement No. 157. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. The Company expects that the adoption of FSP FAS 132R-1 will not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS 165 for the quarter ended June 30, 2009, and has evaluated subsequent events through August 7, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s financial position, results of operations, or cash flows.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”), which supersedes all existing accounting standards documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company expects to conform its financial statements and related notes to the new Codification for the quarter ended September 30, 2009.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amending FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This action also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim periods. Both FSP No. FAS 107-1 and APB 28-1 are effective for reporting periods ending after June 15, 2009 and were adopted by the Company for the quarter ended June 30, 2009 and are included in Note 9. The adoption of these pronouncements did not have a material impact on the Company’s financial statements.
3. Inventories
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventory costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. non-commodity products.
     Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$22,162	$24,955
Work in process	58,481	43,735
Finished goods	65,471	49,834

	$146,114	$118,524

     The replacement cost of these inventories, based on current market values, would have been $36,911 and $27,517 higher as of June 30, 2009 and December 31, 2008, respectively. During the three months ended June 30, 2009 and 2008, the Company recorded $0 and $60,224, respectively, of gains in cost of sales in the unaudited condensed consolidated statements of operations due to the liquidation of lower cost inventory layers. During the six months ended June 30, 2009 and 2008, the Company recorded $0 and $69,344, respectively, of gains in cost of sales in the unaudited condensed consolidated statements of operations due to the liquidation of lower cost inventory layers.

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
5. Sale of Mineral Rights
     In June 2008, the Company received $6,065 associated with the lease of mineral rights on the real property at its Shreveport and Princeton refineries to an unaffiliated third party which were accounted for as a sale. The Company retained a royalty interest in any future production associated with these mineral rights. As a result of these transactions, the Company recorded a gain of $5,770 in other income (expense) in the consolidated statements of operations for the three and six months ended June 30, 2008. Under the term loan agreement, cash proceeds resulting from this disposition of property, plant and equipment were used as a mandatory prepayment of the term loan.
6. Commitments and Contingencies
     From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxation and regulatory authorities, such as the Louisiana Department of Environmental Quality (“LDEQ”), the U.S. Environmental Protection Agency (“EPA”), the IRS and the Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of the Company’s business. Management is of the opinion that the ultimate resolution of any known claims, either individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.
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
     The Company is party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is in discussions with the LDEQ regarding its participation in this regulatory initiative and the Company anticipates that it will be entering into a settlement agreement with the LDEQ pursuant to which the Company will be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 in total over a three to five year period at its three Louisiana refineries. Because the settlement agreement is also expected to resolve the aforementioned alleged air emissions issues at the Company’s Cotton Valley and Princeton refineries and consolidate any penalties associated with such issues, the Company further anticipates that a penalty of approximately $400 will be assessed in connection with this settlement agreement.
     Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state environmental regulatory agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. During 2008, the Company determined that it would incur approximately $700 of costs during 2009 at its Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site. This remediation is expected to take place in the fourth quarter of 2009.
     The Company and the EPA have resolved alleged deficiencies in risk management planning in connection with a fire-related incident arising out of tank cleaning and vacuum truck operations at the Company’s Shreveport refinery on October 30, 2008. The incident involved a third-party contractor and resulted in damage to an on-site aboveground storage tank. Following an investigation of the matter, EPA issued five violations against the Company alleging, among other things, inadequate contractor training and oversight, and proposed a penalty of $230, which the Company agreed to and paid in April 2009.
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
  Health and Safety
     The Company is subject to various laws and regulations relating to occupational health and safety including OSHA laws and regulations, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, state and local government authorities and citizens. The Company maintains safety, training, and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. The Company’s compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. The Company has commissioned studies to assess the adequacy of its process safety management practices at its Shreveport refinery with respect to certain consensus codes and standards, some of which have been recently received. The Company expects to have fully reviewed the findings made in these studies during the fourth quarter of 2009 and may incur capital expenditures over the next several years to enhance its programs and equipment so that it may maintain its compliance with applicable requirements at the Shreveport refinery. The Company believes that its operations are in substantial compliance with OSHA and similar state laws.

  Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of June 30, 2009 and December 31, 2008, the Company had outstanding standby letters of credit of $35,067 and $21,355, respectively, under its senior secured revolving credit facility. The maximum amount of letters of credit the Company can issue is limited to its availability under its revolving credit facility or $300,000, whichever is lower. As of June 30, 2009 and December 31, 2008, the Company had availability to issue letters of credit of $73,002 and $51,865, respectively, under its revolving credit facility. As discussed in Note 7, as of June 30, 2009 the Company also had a $50,000 letter of credit outstanding under its senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 4.0%.
7. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (4.85% and 6.15% at June 30, 2009 and December 31, 2008, respectively), interest and principal payments quarterly with borrowings due January 2015, effective interest rate of 6.39% at June 30, 2009	$373,160	$375,085
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime plus 0.25% (3.50% and 3.75% at June 30, 2009 and December 31, 2008, respectively), interest payments monthly, borrowings due January 2013	95,814	102,539
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly with borrowings due January 2012	2,117	2,640
Less unamortized discount on senior secured first lien term loan with third-party lenders	(14,110)	(15,173)

Total long-term debt	456,981	465,091
Less current portion of long-term debt	4,746	4,811

	$452,235	$460,280

     The Partnership’s $435,000 senior secured first lien term loan facility includes a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The term loan bears interest at a rate equal (i) with respect to a LIBOR Loan, the LIBOR Rate plus 400 basis points (the Applicable Rate defined in the term loan credit agreement) and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the term loan credit agreement). The letter of credit facility to support crack spread hedging bears interest at 4.0%.
     Lenders under the term loan facility have a first priority lien on the Company’s fixed assets and a second priority lien on its cash, accounts receivable, inventory and other personal property. The term loan facility requires quarterly principal payments of $963 until maturity on September 30, 2014, with the remaining balance due at maturity on January 3, 2015.
     On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility dated as of December 9, 2005. Pursuant to this amendment, the revolving credit facility lenders agreed to, among other things, (i) increase the total availability under the revolving credit facility up to $375,000, subject to borrowing base limitations, and (ii) conformed certain of the financial covenants and other terms in the revolving credit facility to those contained in the term loan credit agreement. The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. This margin is currently at 25 basis points for prime and 175 basis points for LIBOR; however, it fluctuates based on quarterly measurement of the Company’s Consolidated Leverage Ratio (as defined in the credit agreement). The existing senior secured revolving credit facility matures on January 3, 2013.
     The borrowing capacity at June 30, 2009 under the revolving credit facility was $203,883 with $73,002 available for additional borrowings based on collateral and specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s cash, accounts receivable and inventory and a second priority lien on the Company’s fixed assets.

     Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters and as of June 30, 2009 the Company was in compliance with all financial covenants under its credit agreements.
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
     As of June 30, 2009, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2009	$2,363
2010	4,594
2011	4,460
2012	4,175
2013	99,664
Thereafter	355,835

Total	$471,091

8. Derivatives
     The Company is exposed to fluctuations in the price of crude oil, its principal raw material, as well as the sales prices of gasoline, diesel and jet fuel. Given the historical volatility of crude oil, gasoline, diesel and jet fuel prices, this exposure can significantly impact sales and gross profit. Therefore, the Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. The Company employs various hedging strategies, which are further discussed below. The Company does not hold or issue derivative instruments for trading purposes.
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative instruments at their fair values in accordance with SFAS No. 157 (see Note 10) as either assets or liabilities on the unaudited condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable or payable from or to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company had recorded the following derivative assets and liabilities at fair value as of June 30, 2009 and December 31, 2008:

	Derivative Assets		Derivative Liabilities
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$89,841	$(93,197)	$—	$(40,283)
Gasoline swaps	(14,893)	115,172	—	4,459
Diesel swaps	(31,759)	50,652	—	39,685
Jet fuel swaps	(12,281)	—	—	—
Specialty products segment:
Crude oil collars	—	—	—	—
Natural gas swaps	—	—	—	(206)
Interest rate swap	—	—	(3,481)	(3,582)

Total derivative instruments designated as hedges	30,908	72,627	(3,481)	73

Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps (1)	(17,420)	12,929	—	1,349
Gasoline swaps (1)	25,409	(14,357)	—	(1,494)
Diesel swaps	—	—	—	—
Jet fuel crack spread collars (4)	384	—	—	—
Specialty products segment:
Crude oil collars (2)	186	—	—	(12,345)
Natural gas swaps (2)	32	—	—	(1,223)
Interest rate swaps (3)	—	—	(2,160)	(2,187)

Total derivative instruments not designated as hedges	8,591	(1,428)	(2,160)	(15,900)

Total derivative instruments	$39,499	$71,199	$(5,641)	$(15,827)

(1)	The Company entered into derivative instruments to purchase the gasoline crack spread which do not qualify for hedge accounting. These derivatives were entered into to economically lock in a gain on a portion of the Company’s gasoline and crude oil swap contracts that are designated as hedges.

(2)	The Company enters into combinations of crude oil options and swaps and natural gas swaps to economically hedge its exposures to price risk related to these commodities in its specialty products segment. The Company has not designated these derivative instruments as hedges.

(3)	The Company refinanced its long-term debt in January 2008 and as a result the interest rate swap designated as a hedge of the interest payments related to the previous debt agreement no longer qualified for hedge accounting. The Company entered into an offsetting interest rate swap to fix the value of this derivative instrument and is settling this net position over the term of the derivative instruments.

(4)	The Company entered into jet fuel crack spread collars, which do not qualify for hedge accounting, to economically hedge its exposure to changes in the jet fuel crack spread.
     To the extent a derivative instrument is determined to be effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income, a component of partners’ capital in the unaudited condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the unaudited condensed consolidated statements of operations. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, sales of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging sales and purchases are recorded to sales and cost of sales, respectively, in the unaudited condensed consolidated statements of operations upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the unaudited condensed consolidated statements of operations upon payment of interest. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
     For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at

1

settlement is recorded to realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations.
     The Company recorded the following amounts in its unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital for the three months ended June 30, 2009 and 2008 related to its derivative instruments that were designated as cash flow hedges:

	Amount of Gain (Loss)
	Recognized in
	Accumulated Other		Amount of (Gain) Loss Reclassified from
	Comprehensive Income		Accumulated Other Comprehensive			Amount of Gain (Loss) Recognized in Net
	on Derivatives (Effective		Income into Net Income (Loss) (Effective			Income (Loss) on Derivatives (Ineffective
	Portion)		Portion)			Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,		Location of (Gain)	June 30,		Location of Gain	June 30,
Type of Derivative	2009	2008	Loss	2009	2008	(Loss)	2009	2008
Fuel products segment:
Crude oil swaps	$194,531	$1,004,682	Cost of sales	$22,903	$(123,822)	Unrealized/ Realized	$1,146	$599
Gasoline swaps	(90,944)	(345,019)	Sales	(4,451)	43,579	Unrealized/ Realized	(618)	(2,677)
Diesel swaps	(114,090)	(705,675)	Sales	(18,769)	89,623	Unrealized/ Realized	(20,460)	2,214
Jet fuel swaps	(11,836)	—	Sales	—	—	Unrealized/ Realized	(446)	—
Specialty products segment:
Crude oil collars	—	8,683	Cost of sales	—	(11,515)	Unrealized/ Realized	—	(92)
Natural gas swaps	—	518	Cost of sales	—	222	Unrealized/ Realized	—	—
Interest rate swaps	(606)	2,762	Interest expense	772	37	Unrealized/ Realized	—	—

Total	$(22,945)	$(34,049)		$455	$(1,876)		$(20,378)	$44

     The Company recorded the following gains (losses) in its unaudited condensed consolidated statement of operations for the three months ended June 30, 2009 and 2008 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized
	Realized Gain (Loss) on Derivatives		in Unrealized Gain (Loss) on Derivatives
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Type of Derivative	2009	2008	2009	2008
Fuel products segment:
Crude oil swaps	$4,142	$3,323	$(28,224)	$(3,323)
Gasoline swaps	2,871	(3,761)	29,101	2,846
Diesel swaps	(1,663)	(1,937)	1,663	2,558
Jet fuel swaps	—	—	—	—
Jet fuel collars	—	—	(18)	—
Specialty products segment:
Crude oil collars	2,346	5,109	359	9,403
Natural gas swaps	—	—	32	1,678
Interest rate swaps	(206)	(208)	30	250

Total	$7,490	$2,526	$2,943	$13,412

     The Company recorded the following amounts in its unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital for the six months ended June 30, 2009 and 2008 related to its derivative instruments that were designated as cash flow hedges:

	Amount of Gain (Loss)
	Recognized in
	Accumulated Other		Amount of (Gain) Loss Reclassified from
	Comprehensive Income		Accumulated Other Comprehensive			Amount of Gain (Loss) Recognized in Net
	on Derivatives (Effective		Income into Net Income (Loss) (Effective			Income (Loss) on Derivatives (Ineffective
	Portion)		Portion)			Portion)
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,		Location of (Gain)	June 30,		Location of Gain	June 30,
Type of Derivative	2009	2008	Loss	2009	2008	(Loss)	2009	2008
Fuel products segment:
Crude oil swaps	$147,612	$1,208,923	Cost of sales	$65,679	$(182,007)	Unrealized/ Realized	$14,151	$589
Gasoline swaps	(111,412)	(398,898)	Sales	(23,828)	62,548	Unrealized/ Realized	2,026	(2,680)
Diesel swaps	(62,887)	(916,857)	Sales	(47,507)	133,530	Unrealized/ Realized	(12,715)	5,118
Jet fuel swaps	(11,836)	—	Sales	—	—	Unrealized/ Realized	(446)	—
Specialty products segment:
Crude oil collars	—	16,900	Cost of sales	—	(17,887)	Unrealized/ Realized	—	(709)
Natural gas swaps	(101)	1,269	Cost of sales	307	966	Unrealized/ Realized	—	311
Interest rate swaps	(1,163)	608	Interest expense	1,263	76	Unrealized/ Realized	—	—

Total	$39,787	$(88,055)		$(4,086)	$(2,774)		$3,016	$2,629

     The Company recorded the following gains (losses) in its unaudited condensed consolidated statement of operations for the six months ended June 30, 2009 and 2008 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized
	Realized Gain (Loss) on Derivatives		in Unrealized Gain (Loss) on Derivatives
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative	2009	2008	2009	2008
Fuel products segment:
Crude oil swaps	$15,652	$6,646	$(37,213)	$(6,646)
Gasoline swaps	(2,865)	(5,692)	42,930	1,529
Diesel swaps	(3,327)	(5,955)	3,327	8,966
Jet fuel swaps	—	—	—	—
Jet fuel collars	—	—	(177)	—
Specialty products segment:
Crude oil collars	(11,915)	5,109	12,531	9,613
Natural gas swaps	(1,507)	—	1,255	1,678
Interest rate swaps	(410)	(459)	28	(744)

Total	$(4,372)	$(351)	$22,681	$14,396

     The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company executes all of its derivative instruments with a small number of counterparties, the majority of which are large financial institutions and all have ratings of at least A2 and A by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. Collateral received from or held by counterparties is reported in deposits and other current liabilities on our balance sheet and not netted against the derivative asset or liability. The Company provides the counterparties with collateral when the fair value of its obligation exceeds specified amounts for each counterparty. As of June 30, 2009, the Company had provided the counterparties with no cash collateral or letters of credit above the $50,000 prefunded letter of credit to support crack spread hedging. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.
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

In certain cases, the Company’s credit threshold is dependent upon the Company’s maintenance of certain corporate credit ratings with Moody’s and S&P. In the event that the Company’s corporate credit rating was lowered below its current level by either Moody’s or S&P, such counterparties would have the right to reduce the applicable threshold to zero and demand full collateralization of the Company’s net liability position on outstanding derivative instruments. As of June 30, 2009, there is no net liability associated with the Company’s outstanding derivative instruments subject to such requirements. In addition, the majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business.
     The effective portion of the hedges classified in accumulated other comprehensive income is $17,917 as of June 30, 2009 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)
2009	$11,640
2010	15,127
2011	(7,855)
2012	(995)

Total	$17,917

     Based on fair values as of June 30, 2009, the Company expects to reclassify $19,116 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual crude oil purchases, gasoline, diesel and jet fuel sales, and the payment of variable interest associated with floating rate debt. However, the amounts actually realized will be dependent on the fair values as of the date of settlements.
Crude Oil Collar Contracts — Specialty Products Segment
     The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives may be designated as cash flow hedges of the future purchase of crude oil if they meet the hedge criteria of SFAS 133. The Company’s policy is generally to enter into crude oil derivative contracts for up to 70% of expected purchases that mitigate its exposure to price risk associated with crude oil purchases related to specialty products production. Generally, the Company’s policy is that these positions will be short term in nature and expire within three to nine months from execution; however, the Company may execute derivative contracts for up to two years forward if a change in the risks support lengthening the Company’s position. As of June 30, 2009, the Company had the following crude oil derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges.

			Average	Average	Average
			Bought Put	Swap	Sold Call
Crude Oil Put/Swap/Call Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)
July 2009	31,000	1,000	$55.05	$69.50	$79.55
August 2009	248,000	8,000	56.34	69.42	79.42
September 2009	60,000	2,000	57.55	70.58	80.58

Totals	339,000
Average price			$56.43	$69.63	$79.64

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
Crude Oil Swap Contracts
     The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude oil purchases used in fuels production. At June 30, 2009, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)
Third Quarter 2009	2,070,000	22,500	$66.26
Fourth Quarter 2009	2,070,000	22,500	66.26
Calendar Year 2010	7,300,000	20,000	67.29
Calendar Year 2011	4,970,000	13,616	76.06

Totals	16,410,000
Average price			$69.69
     At June 30, 2009, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges.

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Sold	BPD	($/Bbl)
Third Quarter 2009	460,000	5,000	$62.66
Fourth Quarter 2009	460,000	5,000	62.66
Calendar Year 2010	547,500	1,500	58.25

Totals	1,467,500
Average price			$61.01
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
Fuel Products Swap Contracts
     The Company is exposed to fluctuations in the prices of gasoline, diesel, and jet fuel. The Company utilizes swap contracts to manage diesel, gasoline and jet fuel price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into diesel and gasoline swap contracts for a period no greater than five years forward and for no more than 75% of forecasted fuel sales.
     Diesel Swap Contracts
     At June 30, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Third Quarter 2009	1,196,000	13,000	$80.51
Fourth Quarter 2009	1,196,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	9,508,000
Average price			$82.97
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
     Jet Fuel Swap Contracts
At June 30, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Calendar Year 2011	1,870,000	5,123	$86.89

Totals	1,870,000
Average price			$86.89

     Gasoline Swap Contracts
     At June 30, 2009, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Third Quarter 2009	874,000	9,500	$73.83
Fourth Quarter 2009	874,000	9,500	73.83
Calendar Year 2010	2,555,000	7,000	75.28
Calendar Year 2011	729,000	1,997	83.53

Totals	5,032,000
Average price			$75.97
     At June 30, 2009, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)
Third Quarter 2009	460,000	5,000	$60.53
Fourth Quarter 2009	460,000	5,000	60.53
Calendar Year 2010	547,500	1,500	58.42

Totals	1,467,500
Average price			$59.74
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

  Jet Fuel Put Spread Contracts
     At June 30, 2009, the Company had the following jet fuel put options related to jet fuel crack spreads in its fuel products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Put
Jet Fuel Put Option Crack Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
January 2011	216,500	6,984	$4.00	$6.00
February 2011	197,000	7,036	4.00	6.00
March 2011	216,500	6,984	4.00	6.00

Totals	630,000
Average price			$4.00	$6.00
Natural Gas Swap Contracts
     Natural gas purchases comprise a significant component of the Company’s cost of sales, therefore, changes in the price of natural gas also significantly affect its profitability and cash flows. The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement for a period no greater than three years forward. At June 30, 2009, the Company had the following derivatives related to natural gas purchases, none of which are designated as hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtus	$/MMBtu
Third Quarter 2009	150,000	$3.76
Fourth Quarter 2009	50,000	4.04

Totals	200,000
Average price		$3.83
     At December 31, 2008, the Company had the following derivatives related to natural gas purchases, of which 90,000 MMBtus were designated as hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtus	$/MMBtu
First Quarter 2009	330,000	$10.38

Totals	330,000
Average price		$10.38
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

9. Fair Value of Financial Instruments
     The Company’s financial instruments which require fair value disclosure consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying unaudited condensed consolidated financial statements at fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). The fair value of the Company’s long-term debt excluding capital lease obligations was $418,597 and $305,084 at June 30, 2009 and December 31, 2008, respectively. Refer to Note 7 for the carrying values of the Company’s long-term debt. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximated their fair value at June 30, 2009 and December 31, 2008.
10. Fair Value Measurements
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
     As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, natural gas and interest rates, and investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”).
     The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A2 and A by Moody’s and S&P, respectively. The fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the Company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS, at June 30, 2009, the Company’s asset was reduced by approximately $451 and its liability was reduced by $503. Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for gasoline and diesel, the Company has categorized these derivative instruments as Level 3. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds.
     The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.

     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Crude oil swaps	$—	$—	$72,421	$72,421
Gasoline swaps	—	—	10,516	10,516
Diesel swaps	—	—	—	—
Jet fuel swaps	—	—	—	—
Natural gas swaps	—	—	32	32
Crude oil options	—	—	186	186
Jet fuel options	—	—	384	384
Pension Plan investments	12,018	—	—	12,018

Total assets at fair value	$12,018	$—	$83,539	$95,557

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	(31,759)	(31,759)
Jet fuel swaps	—	—	(12,281)	(12,281)
Natural gas swaps	—	—	—	—
Crude oil options	—	—	—	—
Jet fuel options	—	—	—	—
Interest rate swaps	—	—	(5,641)	(5,641)
Pension Plan investments	—	—	—	—

Total liabilities at fair value	$—	$—	$(49,681)	$(49,681)

     The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2009:

Derivative
Instruments, Net
Fair value at January 1, 2009	$55,372
Realized losses	833
Unrealized gains	22,158
Comprehensive income (loss)	(39,787)
Purchases, issuances and settlements	(4,718)
Transfers in (out) of Level 3	—

Fair value at June 30, 2009	$33,858

Total gains or losses included in net income (loss) attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of June 30, 2009	$22,158

     All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges as defined in SFAS 133, are included in sales for gasoline, diesel and jet fuel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the unaudited condensed consolidated financial statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative instruments, as defined in SFAS 133, are recorded in earnings immediately in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. See Note 8 for further information on SFAS 133 and hedging.
11. Partners’ Capital
     Calumet’s distribution policy is as defined in its partnership agreement. For the six months ended June 30, 2009 and 2008, Calumet made distributions of $29,636 and $36,539, respectively, to its partners.

12. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company includes the change in fair value of cash flow hedges and the minimum pension liability adjustment that have not been recognized in net income (loss). Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(25,987)	$41,808	$49,651	$38,416
Cash flow hedge (gain) loss reclassified to net income (loss) upon settlement	(2,775)	4,462	(4,086)	5,140
Change in fair value of cash flow hedges	(19,715)	(40,387)	(39,787)	(95,969)
Minimum pension liability adjustment	95	—	189	—

Total comprehensive income (loss)	$(48,382)	$5,883	$5,967	$(52,413)

13. Unit-Based Compensation
     The Company’s general partner adopted a Long-Term Incentive Plan (the “Plan”) on January 24, 2006, which was amended and restated effective January 22, 2009, for its employees, consultants, directors and its affiliates who perform services for the Company. The Plan provides for the grant of restricted units, phantom units, unit options, substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards under the Plan. The Plan is administered by the compensation committee of the Company’s general partner’s board of directors.
     Non-employee directors of the Company’s general partner have been granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal years 2007 and 2008. These phantom units have a four year service period with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. The Company uses the market price of its common units on the grant date to calculate the fair value and related compensation cost of the phantom units. The Company amortizes this compensation cost to partners’ capital and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations using the straight-line method over the four year vesting period, as it expects these units to fully vest.
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
     A summary of the Company’s nonvested phantom units as of June 30, 2009 and the changes during the six months ended June 30, 2009 is presented below:

		Weighted Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value
Nonvested at December 31, 2008	27,708	$12.91
Granted	31,204	11.53
Vested	(4,618)	12.91
Forfeited	—	—

Nonvested at June 30, 2009	54,294	$12.12

     For the three months ended June 30, 2009 and 2008, compensation expense of $130 and $31, respectively, was recognized in the unaudited condensed consolidated statements of operations related to vested phantom unit grants. For the six months ended June 30, 2009 and 2008, compensation expense of $185 and $61, respectively, was recognized in the unaudited condensed consolidated statements of operations related to vested phantom unit grants. The vesting of phantom units during fiscal year 2009 was due to the retirement of a director of the Company’s general partner. As of June 30, 2009 and 2008, there was a total of $473 and $90 of unrecognized compensation costs related to nonvested phantom unit grants. These costs are expected to be recognized over a weighted-average period of approximately two years.

14. Employee Benefit Plans
     The components of net periodic pension and other post retirement benefits cost for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
Pension Benefits	2009	2008
Service cost	$62	$118
Interest cost	332	301
Expected return on assets	(187)	(332)
Recognized actuarial loss	96	—

Net periodic benefit cost	$303	$87

	Three Months Ended June 30,
Other Post Retirement Employee Benefits	2009	2008
Service cost	$3	$2
Interest cost	11	12
Expected return on assets	—	—
Recognized actuarial gain	(1)	—

Net periodic benefit cost	$13	$14

The components of net periodic pension and other post retirement benefits cost for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
Pension Benefits	2009	2008
Service cost	$125	$472
Interest cost	664	649
Expected return on assets	(374)	(668)
Recognized actuarial loss	191	—

Net periodic benefit cost	$606	$453

	Six Months Ended June 30,
Other Post Retirement Employee Benefits	2009	2008
Service cost	$5	$5
Interest cost	22	25
Expected return on assets	—	—
Recognized actuarial gain	(2)	—

Net periodic benefit cost	$25	$30

     During each of the three and six months ended June 30, 2009 and 2008, the Company made no contributions to its Pension Plan and other post retirement employee benefit plans, respectively, and expects to make no contributions in 2009.
15. Transactions with Related Parties
     In addition to the Company’s Legacy Resources Co., L.P. agreement covering crude oil purchases for its Princeton refinery, in January 2009, the Company entered into a Master Crude Oil Purchase and Sale Agreement (the “Agreement”) with Legacy Resources Co., L.P. (“Legacy”) to begin purchasing certain of its crude oil requirements for its Shreveport refinery from Legacy utilizing a market-based pricing mechanism. Legacy is owned in part by three of the Company’s limited partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and president, F. William Grube, and Jennifer G. Straumins, the Company’s senior vice president. The volume of crude oil purchased under the Agreement fluctuates based on the volume of crude oil needed by the Shreveport refinery and can range from zero to 15,000 barrels per day. During the three and six months ended June 30, 2009, the Company had crude oil purchases of $83,322 and $142,109, respectively, from Legacy. Accounts payable to Legacy at June 30, 2009 were $28,370.

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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 except that the Company evaluates segment performance based on income (loss) from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined			Consolidated
Three Months Ended June 30, 2009	Products	Products	Segments	Eliminations		Total
Sales:
External customers	$222,284	$221,755	$444,039	$		$444,039
Intersegment sales	175,852	4,140	179,992		(179,992)	—

Total sales	$398,136	$225,895	$624,031		$(179,992)	$444,039

Depreciation and amortization	18,084	—	18,084		—	18,084
Loss from operations	(796)	(5,005)	(5,801)		—	(5,801)
Reconciling items to net loss:
Interest expense						(8,447)
Loss on derivative instruments						(9,945)
Other						(1,727)
Income tax expense						(67)

Net loss						(25,987)

Capital expenditures	$8,400	$—	$8,400		$—	$8,400

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2008	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$403,984	$267,236	$671,220	$—	$671,220
Intersegment sales	356,020	8,730	364,750	(364,750)	—

Total sales	$760,004	$275,966	$1,035,970	$(364,750)	$671,220

Depreciation and amortization	15,250	—	15,250	—	15,250
Income (loss) from operations	(7,485)	36,431	28,946	—	28,946
Reconciling items to net income:
Interest expense					(8,536)
Debt extinguishment costs					(373)
Gain on derivative instruments					15,982
Gain on sale of mineral rights					5,770
Other					170
Income tax expense					(151)

Net income					$41,808

Capital expenditures	$62,273	$—	$62,273	$—	$62,273

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2009	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$439,255	$419,048	$858,303	$	$858,303
Intersegment sales	295,517	8,413	303,930	(303,930)	—

Total sales	$734,772	$427,461	$1,162,233	$(303,930)	$858,303

Depreciation and amortization	35,816	—	35,816	—	35,816
Income from operations	36,338	10,812	47,150	—	47,150
Reconciling items to net income:
Interest expense					(17,090)
Debt extinguishment costs					—
Gain on derivative instruments					21,325
Other					(1,585)
Income tax expense					(149)

Net income					49,651

Capital expenditures	$13,345	$—	$13,345	$—	$13,345

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2008	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$782,463	$483,480	$1,265,943	$—	$1,265,943
Intersegment sales	613,122	19,780	632,902	(632,902)	—

Total sales	$1,395,585	$503,260	$1,898,845	$(632,902)	$1,265,943

Depreciation and amortization	26,930	—	26,930	—	26,930
Income (loss) from operations	(16,544)	46,934	30,390	—	30,390
Reconciling items to net income:
Interest expense					(13,702)
Debt extinguishment costs					(898)
Gain on derivative instruments					16,674
Gain on sale of mineral rights					5,770
Other					341
Income tax expense					(159)

Net income					$38,416

Capital expenditures	$152,547	$—	$152,547	$—	$152,547

	June 30, 2009	December 31, 2008
Segment assets:
Specialty products	$2,461,027	$2,208,741
Fuel products	1,763,623	1,483,457

Combined segments	4,224,650	3,692,198
Eliminations	(3,165,710)	(2,611,136)

Total assets	$1,058,940	$1,081,062

  b. Geographic Information
     International sales accounted for less than 10% of consolidated sales in each of the three and six months ended June 30, 2009 and 2008. All of the Company’s long-lived assets are domestically located.

  c. Product Information
     The Company offers products primarily in five general categories consisting of lubricating oils, solvents, waxes, fuels and asphalt and by-products. Fuel products primarily consist of gasoline, diesel and jet fuel. The following table sets forth the major product category sales:

	Three Months Ended June 30,
	2009	2008
Specialty products:
Lubricating oils	$110,728	$206,672
Solvents	61,140	112,187
Waxes	21,787	37,189
Fuels	2,245	7,386
Asphalt and other by-products	26,384	40,550

Total	$222,284	$403,984

Fuel products:
Gasoline	75,350	85,709
Diesel	102,010	124,120
Jet fuel	42,151	51,709
By-products	2,244	5,698

Total	$221,755	$267,236

Consolidated sales	$444,039	$671,220

	Six Months Ended June 30,
	2009	2008
Specialty products:
Lubricating oils	$229,044	$400,594
Solvents	115,627	225,008
Waxes	44,196	71,344
Fuels	4,904	19,506
Asphalt and other by-products	45,484	66,011

Total	$439,255	$782,463

Fuel products:
Gasoline	150,206	176,938
Diesel	183,667	206,393
Jet fuel	81,365	91,618
By-products	3,810	8,531

Total	$419,048	$483,480

Consolidated sales	$858,303	$1,265,943

  d. Major Customers
     During the three and six months ended June 30, 2009, the Company had no customer that represented 10% or greater of consolidated sales. During the three and six months ended June 30, 2008, the Company had one customer, Murphy Oil U.S.A., which represented approximately 13% and 12%, respectively, of consolidated sales. No other customer represented 10% or greater of consolidated sales in the three and six months ended June 30, 2008.
17. Subsequent Events
     On July 20, 2009, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14,811, for the quarter ended June 30, 2009. The distribution will be paid on August 14, 2009 to unitholders of record as of the close of business on August 4, 2009. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59,244 on an annualized basis.
     The fair value of the Company’s derivatives and long-term debt, excluding capital leases, have increased by approximately $(3,400) and $3,700, respectively, subsequent to June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The historical consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”). The following discussion analyzes the financial condition and results of operations of Calumet for the three and six months ended June 30, 2009 and 2008. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical unaudited condensed consolidated financial statements and notes of Calumet included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We own plants located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at our Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at our Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at our Princeton and Cotton Valley refineries and our Karns City facility are included in our specialty products segment. For the three and six months ended June 30, 2009, approximately 112.9% and 82.8%, respectively, of our gross profit was generated from our specialty products segment and approximately (12.9)% and 17.2%, respectively, of our gross profit was generated from our fuel products segment.
Refining Industry Dynamics
     The overall refining industry and, specifically, the specialty petroleum products refining sector, experienced a very rapid increase in crude oil prices during the second quarter of 2009, with the price of crude oil ranging from a low of approximately $46 per barrel at the start of the quarter to a high of approximately $73 per barrel in mid-June 2009. Despite the significant increase in crude oil prices during the quarter, sales prices increased only minimally due to the current economic conditions and competitive factors given lower demand for products. This crude oil price volatility during the quarter contributed generally to lower overall cash flows and specialty products gross profit. These market conditions led to lower gross profit per barrel of product for most refiners, including Calumet. Most refiners have seen an overall reduction in demand for their products due to the weakness in the overall economic environment, especially demand for products closely tied to the automotive and construction industries. Given these factors, upcoming quarters will likely continue to be challenging for refiners, including specialty products refiners like us.
     Calumet seeks to differentiate itself from its competitors, especially in this challenging economic environment, through continued focus on a wide range of specialty products sold in many different industries and enhanced operations, including continued increases in throughput rates at our recently expanded Shreveport refinery. Despite the continuing economic weakness during the second quarter of 2009, we were able to pay approximately $14.8 million in distributions to our unitholders, maintain compliance with the financial covenants of our credit agreements and preserve our liquidity position.

Acquisition and Refinery Expansion
     On January 3, 2008, we acquired Penreco, a Texas general partnership, for $269.1 million. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition included facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company. We funded the transaction through a portion of the combined proceeds from a public equity offering and a new senior secured first lien term loan facility. For further discussion, please read “Liquidity and Capital Resources — Debt and Credit Facilities.” We believe that this acquisition provides several key long-term strategic benefits, including market synergies within our solvents and lubricating oil product lines, additional operational and logistics flexibility and overhead cost reductions. The acquisition has broadened our customer base and has given the Company access to new specialty product markets.
     In the second quarter of 2008 we completed a $374.0 million expansion project at our Shreveport refinery to increase aggregate crude oil throughput capacity from approximately 42,000 bpd to approximately 60,000 bpd and improve feedstock flexibility. For 2008, the Shreveport refinery had total average feedstock throughput of 37,096 bpd, which represents an increase of approximately 2,744 bpd from 2007 before completion of the Shreveport expansion project. The Shreveport refinery did not achieve the expected significant increase in feedstock throughput in 2008 compared to 2007 due primarily to unscheduled downtime due to Hurricane Ike in September 2008 and scheduled downtime in the fourth quarter of 2008 to complete a three-week turnaround. In the six months ended June 30, 2009, feedstock throughput rates at the Shreveport refinery averaged approximately 45,674 bpd, a 23.1% increase over the 2008 fiscal year average throughput rate.
Key Performance Measures
     Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
     Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of June 30, 2009, we have hedged approximately 16.4 million barrels of fuel products through December 2011 at an average refining margin of $11.58 per barrel. As of June 30, 2009, we have approximately 0.3 million barrels of crude oil options through September 2009 to hedge our purchases of crude oil for specialty products production. The strike prices and types of these crude oil options vary. Please refer to Note 8 under Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a detailed listing of our derivative instruments.
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
Three and Six Months Ended June 30, 2009 and 2008 Results of Operations
     The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventory.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In bpd)		(In bpd)
Total sales volume (1)	58,802	60,374	56,624	59,890
Total feedstock runs (2)	60,076	60,702	61,639	58,350
Facility production: (3) Specialty products:
Lubricating oils	9,659	12,943	10,649	13,032
Solvents	7,417	8,813	7,840	8,847
Waxes	870	1,983	985	2,019
Fuels	821	843	744	1,165
Asphalt and other by-products	7,680	7,171	7,708	6,965

Total	26,447	31,753	27,926	32,028

Fuel products:
Gasoline	9,322	8,304	10,195	8,758
Diesel	13,164	12,826	12,958	10,597
Jet fuel	6,878	5,752	7,111	5,825
By-products	748	559	512	381

Total	30,112	27,441	30,776	25,561

Total facility production	56,559	59,194	58,702	57,589

(1)	Total sales volume includes sales from the production of our facilities and certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and certain third-party facilities pursuant to supply and/or processing agreements. The decrease in feedstock runs for the three months ended June 30, 2009 is primarily due to decreases in feedstock run rates in the second quarter of 2009 at all facilities except the Shreveport refinery due to lower overall demand for specialty products. The Shreveport refinery feedstock run rates increased due to the completion of the refinery’s expansion project in May 2008.

(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Sales	$444.0	$671.2	$858.3	$1,265.9
Cost of sales	425.6	610.3	761.0	1,170.2

Gross profit	18.4	60.9	97.3	95.7

Operating costs and expenses:
Selling, general and administrative	6.9	9.4	16.3	17.7
Transportation	16.1	21.2	31.2	45.0
Taxes other than income taxes	0.9	1.0	2.0	2.1
Other	0.3	0.4	0.6	0.5

Operating income (loss)	(5.8)	28.9	47.2	30.4

Other income (expense):
Interest expense	(8.4)	(8.5)	(17.1)	(13.7)
Debt extinguishment costs	—	(0.4)	—	(0.9)
Realized gain (loss) on derivative instruments	7.6	2.5	(0.8)	(0.4)
Unrealized gain (loss) on derivative instruments	(17.6)	13.5	22.2	17.0
Gain on sale of mineral rights	—	5.8	—	5.8
Other	(1.7)	0.2	(1.7)	0.4

Total other income (expense)	(20.1)	13.1	2.6	8.2

Net income (loss) before income taxes	(25.9)	42.0	49.8	38.6
Income tax expense	0.1	0.2	0.1	0.2

Net income (loss)	$(26.0)	$41.8	$49.7	$38.4

EBITDA	$(1.9)	$65.5	$97.7	$77.8

Adjusted EBITDA	$26.6	$48.0	$76.7	$62.9

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
     EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss), operating income (loss), net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following table presents a reconciliation of both net income (loss) to EBITDA and Adjusted EBITDA and Adjusted EBITDA and EBITDA to net cash provided by operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$(26.0)	$41.8	$49.7	$38.4
Add:
Interest expense and debt extinguishment costs	8.4	8.9	17.1	14.6
Depreciation and amortization	15.6	14.6	30.8	24.6
Income tax expense	0.1	0.2	0.1	0.2

EBITDA	$(1.9)	$65.5	$97.7	$77.8

Add:
Unrealized (gain) loss from mark to market accounting for hedging activities	$24.6	$(18.7)	$(21.8)	$(18.2)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	3.9	1.2	0.8	3.3

Adjusted EBITDA	$26.6	$48.0	$76.7	$62.9

	Six Months Ended
	June 30,
	2009	2008
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by operating activities:
Adjusted EBITDA	$76.7	$62.9
Add:
Unrealized gain from mark to market accounting for hedging activities	21.8	18.2
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(0.8)	(3.3)

EBITDA	$97.7	$77.8

Add:
Interest expense and debt extinguishment costs, net	(15.3)	(12.9)
Unrealized gain on derivative instruments	(22.2)	(17.0)
Income taxes	(0.1)	(0.2)
Provision for doubtful accounts	(0.7)	0.6
Debt extinguishment costs	—	0.9
Changes in assets and liabilities:
Accounts receivable	(3.4)	(55.9)
Inventory	(27.6)	60.8
Other current assets	2.5	4.4
Derivative activity	(0.2)	1.0
Accounts payable	23.3	56.9
Other current liabilities	1.8	0.4
Other, including changes in noncurrent assets and liabilities	1.6	(5.1)

Net cash provided by operating activities	$57.4	$111.7

     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Sales. Sales decreased $227.2 million, or 33.8%, to $444.0 million in the three months ended June 30, 2009 from $671.2 million in the three months ended June 30, 2008. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30 ,
	2009	2008	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$110.7	$206.7	(46.4)%
Solvents	61.1	112.2	(45.5)%
Waxes	21.8	37.2	(41.4)%
Fuels (1)	2.2	7.4	(69.6)%
Asphalt and by-products (2)	26.5	40.5	(34.9)%

Total specialty products	$222.3	$404.0	(45.0)%

Total specialty products sales volume (in barrels)	2,369,000	2,740,000	(13.6)%
Fuel products:
Gasoline	$75.4	$85.7	(12.1)%
Diesel	102.0	124.1	(17.8)%
Jet fuel	42.2	51.7	(18.5)%
By-products (3)	2.1	5.7	(60.6)%

Total fuel products	$221.7	$267.2	(17.0)%

Total fuel products sales volume (in barrels)	2,982,000	2,754,000	8.3%
Total sales	$444.0	$671.2	(33.8)%

Total sales volume (in barrels)	5,351,000	5,494,000	(2.6)%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton, Cotton Valley and Karns City facilities.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $227.2 million decrease in sales resulted from a $181.7 million decrease in sales in the specialty products segment and a $45.5 million decrease in sales in the fuel products segment.
     Specialty products segment sales for the three months ended June 30, 2009 decreased $181.7 million, or 45.0%, as a result of a 38.0% decrease in the average selling price per barrel of specialty products compared to the prior period due to price decreases in all specialty products categories, except waxes, and a 13.6% decrease in sales volume. Specialty pricing decreased in response to the 51.8% decrease in the average cost of crude oil per barrel from 2008 to 2009. Sales volume decreased from approximately 2.7 million barrels in the second quarter of 2008 to approximately 2.4 million barrels in the second quarter of 2009 primarily due to lower sales of lubricating oils, solvents and waxes from all facilities as a result of reduced demand for all products caused by the current economic downturn. Partially offsetting the reduced sales volume were increased sales of asphalt and other by-products.
     Fuel products segment sales for the three months ended June 30, 2009 decreased $45.5 million, or 17.0%, due to a 54.2% decrease in the average selling price per barrel as compared to the second quarter of 2008. This decrease in selling price is comparable to a 51.6% decrease in the average cost of crude oil per barrel compared to the second quarter of 2008. The average sales price per barrel decreased for all fuel products, with diesel sales prices causing the most significant impact. The decrease in sales prices exceeded the decrease in the average cost of crude oil due primarily to lower crack spreads for all fuel products in the second quarter of 2009 as compared to the second quarter of 2008 as a result of reduced demand in the current economic downturn. The decreased sales prices were partially offset by an 8.3% increase in sales volume and a $156.4 million increase in derivative gains on our fuel products cash flow hedges recorded in sales. Please see “Gross Profit” below for discussion of the net impact of our crude oil and fuel products derivative instruments designated as hedges.

     Gross Profit. Gross profit decreased $42.5 million, or 69.8%, to $18.4 million for the three months ended June 30, 2009 from $60.9 million for the three months ended June 30, 2008. Gross profit (loss) for our specialty products and fuel products segments was as follows:

	Three Months Ended June 30,
	2009	2008	% Change
	(Dollars in millions)
Gross profit (loss) by segment:
Specialty products	$20.7	$21.5	(3.6)%
Percentage of sales	9.3%	5.3%
Fuel products	$(2.3)	$39.4	(106.0)%
Percentage of sales	(1.1)%	14.7%
Total gross profit	$18.4	$60.9	(69.8)%
Percentage of sales	4.1%	9.1%
     This $42.5 million decrease in total gross profit is comprised of a decrease in gross profit of $0.8 million in the specialty products segment and a decrease of $41.7 million in gross profit in the fuel products segment.
     The decrease of $0.8 million in specialty products segment gross profit was primarily due to a reduction in sales volume of 13.6% as discussed above and a reduction in derivative gains of $11.3 million related to crude oil hedging. Offsetting these reductions, average sales prices per barrel fell only 38.0% while the average cost of crude oil fell 51.8% and lower operating costs primarily due to lower natural gas and electricity costs as market prices for natural gas declined significantly. In addition, in 2008, we recognized lower cost of sales of $50.2 million in the specialty products segment due to the liquidation of lower cost inventory layers with no comparable activity in 2009.
     Fuel products segment gross profit was negatively impacted by the average selling price per barrel of our fuel products falling by 54.2% while the average cost of crude oil cost per barrel fell by 51.6% for an overall reduction of approximately 67.9% in our gross profit per barrel. Partially offsetting this decrease in gross profit was an 8.3% increase in fuel products sales volume as discussed above combined with derivative gains on our fuel products hedges increasing $9.7 million in the second quarter of 2009 compared to the second quarter of 2008. In addition, in 2008, we recognized lower cost of sales of $10.0 million in the fuel products segment due to the liquidation of lower cost inventory layers.
     Selling, general and administrative. Selling, general and administrative expenses decreased $2.5 million, or 26.3%, to $6.9 million in the three months ended June 30, 2009 from $9.4 million in the three months ended June 30, 2008. This decrease is primarily due to reduced accrued incentive compensation costs resulting from the lower quarterly distributable cash flow in 2009 as compared to 2008 and in the current period a recovery of $0.9 million from a fully reserved account receivable.
     Transportation. Transportation expenses decreased $5.1 million, or 24.0%, to $16.1 million in the three months ended June 30, 2009 from $21.2 million in the three months ended June 30, 2008 as a result of reduced lubricating oils, solvents and waxes sales volumes.
     Realized gain on derivative instruments. Realized gain on derivative instruments increased $5.1 million to $7.6 million in the three months ended June 30, 2009 from $2.5 million in the three months ended June 30, 2008. This increased gain was primarily due to realized gains on our crack spread derivatives that were executed to economically lock in gains on a portion of our fuel products segment derivative hedging activity in 2009 with no comparable activity in 2008. This increase was partially offset by lower realized gains on crude oil derivatives in our specialty products segment.
     Unrealized gain (loss) on derivative instruments. Unrealized loss on derivative instruments increased $31.0 million, to $17.6 million in the three months ended June 30, 2009 from a gain of $13.5 million in the three months ended June 30, 2008. This increased loss is primarily due to the reduction of gain ineffectiveness during the quarter ended June 30, 2009 with no significant ineffectiveness in the prior period. This reduction is due to the lower overall mark-to-market valuation of our outstanding derivative instruments and improved correlations to the hedged items. Also increasing the unrealized loss was an $10.8 million reduction in specialty products segment unrealized hedging gains as crude oil and natural gas prices continued to increase rapidly during 2008.
     Gain on sale of mineral rights. We recorded a $5.8 million gain in 2008 resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party which was accounted for as a sale. We have retained a royalty interest in any future production associated with these mineral rights.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Sales. Sales decreased $407.6 million, or 32.2%, to $858.3 million in the six months ended June 30, 2009 from $1,265.9 million in the six months ended June 30, 2008. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2009	2008	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$229.0	$400.6	(42.8)%
Solvents	115.6	225.0	(48.6)%
Waxes	44.2	71.3	(38.1)%
Fuels (1)	4.9	19.5	(74.9)%
Asphalt and by-products (2)	45.6	66.0	(31.1)%

Total specialty products	$439.3	$782.4	(43.9)%

Total specialty products volume (in barrels)	4,582,000	5,660,000	(19.1)%
Fuel products:
Gasoline	$150.2	$176.9	(15.1)%
Diesel	183.7	206.4	(11.0)%
Jet fuel	81.4	91.6	(11.2)%
By-products (3)	3.7	8.6	(55.3)%

Total fuel products	$419.0	$483.5	(13.3)%

Total fuel products sales volumes (in barrels)	5,667,000	5,240,000	8.1%
Total sales	$858.3	$1,265.9	(32.2)%

Total sales volumes (in barrels)	10,249,000	10,900,000	(6.0)%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     This $407.6 million decrease in sales resulted from a $343.2 million decrease in sales in our specialty products segment and a $64.4 million decrease in sales in our fuel products segment.
     Specialty products segment sales for the six months ended June 30, 2009 decreased $343.2 million, or 43.9%, primarily due to a 31.9% decrease in the average selling price per barrel, with prices decreasing across all specialty product categories, and a 19.1% decrease in volumes sold. Specialty pricing decreased in response to the 54.5% decrease in the average cost of crude oil per barrel from 2008 to 2009. Sales volume decreased from approximately 5.7 million barrels in the six months ended June 30, 2008 to approximately 4.6 million barrels in the six months ended June 30, 2009 primarily due to lower sales of lubricating oils, solvents and waxes from all facilities as a result of reduced product demand in the current economic downturn.
     Fuel products segment sales for the six months ended June 30, 2009 decreased $64.4 million, or 13.3%, primarily due to a 52.7% decrease in the average selling price per barrel as compared to a 54.8% decrease in the overall cost of crude oil. The decrease sales price per barrel was across all fuel products categories. Fuel products segment sales were positively affected by an 8.1% increase in sales volumes, from approximately 5.2 million barrels in the six months ended June 30, 2008 to 5.7 million barrels in the six months ended June 30, 2009, primarily due to increases in diesel and jet fuel sales volume as a result of the startup of the Shreveport refinery expansion project during the second quarter of 2008. Further offsetting the decrease in pricing was a $267.4 million increase in derivative gains on our fuel products cash flow hedges, recorded in sales. Please see “Gross Profit” below for the net impact of our crude oil and fuel products derivative instruments designated as hedges on our operating results.
     Gross Profit. Gross profit increased $1.6 million, or 1.7%, to $97.3 million for the six months ended June 30, 2009 from $95.7 million for the six months ended June 30, 2008. Gross profit for our specialty and fuel products segments was as follows:

	Six Months Ended June 30,
	2009	2008	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$80.5	$43.8	83.8%
Percentage of sales	18.3%	5.6%
Fuel products	$16.8	$51.9	(67.7)%
Percentage of sales	4.0%	10.7%
Total gross profit	$97.3	$95.7	1.7%
Percentage of sales	11.3%	7.6%
     This $1.6 million increase in total gross profit is comprised of an increase in gross profit of $36.7 million in our specialty product segment and a $35.1 million decrease in gross profit in our fuel products segment.
     The increase in the specialty products segment gross profit was primarily due to the 54.5% reduction in the cost of crude oil, offset by the 31.9% reduction in average selling price per barrel and 19.1% decrease in sales volume previously discussed. Further improving gross profit were lower operating costs primarily as a result of the decrease in natural gas costs. Partially offsetting the improvements to gross profit was a $17.2 million reduction in derivative gains in 2009 as compared to 2008. In addition, in 2008 we recognized a $56.2 million gain from the liquidation of lower cost inventory layers with no comparable activity in 2009.
     The decrease in fuel products segment gross profit was primarily due to the 52.7% reduction in the average selling price per barrel of fuel products as compared to the 54.8% reduction in crude oil cost per barrel for an overall reduction of approximately 40.5% in our gross profit per barrel. In addition, in 2008, we recognized lower cost of sales of $13.1 million in the fuel products segment due to the liquidation of lower cost inventory layers. Partially offsetting the decrease in gross profit were increased derivative gains of $19.7 million from our crack spread cash flow hedges.
     Selling, general and administrative. Selling, general and administrative expenses decreased $1.4 million, or 8.0%, to $16.3 million in the six months ended June 30, 2009 from $17.7 million in the six months ended June 30, 2008. This decrease is primarily due to additional selling, general and administrative expenses in 2008 associated with the Penreco acquisition, which closed on January 3, 2008, with no similar expenses in the the current period in addition to a recovery of $0.9 million from a fully reserved account receivable. These decreases in selling, general, and administrative expenses were partially offset by increased salaries, benefits and consulting fees.
     Transportation. Transportation expenses decreased $13.8 million, or 30.6%, to $31.2 million in the six months ended June 30, 2009 from $45.0 million in the six months ended June 30, 2008 as a result of reduced lubricating oils, solvents and waxes sales volumes.
     Interest expense. Interest expense increased $3.4 million, or 24.7%, to $17.1 million in the six months ended June 30, 2009 from $13.7 million in the six months ended June 30, 2008. This increase was primarily due to the completion of the Shreveport refinery expansion project in the second quarter of 2008 resulting in higher average debt balances in 2009.
     Realized loss on derivative instruments. Realized loss on derivative instruments increased $0.4 million to $0.8 million in the six months ended June 30, 2009 from $0.4 million in the six months ended June 30, 2008. This increased loss was primarily the result of increased realized losses on our specialty products segment crude oil hedges offset by gains on the gasoline crack spread trades used to economically secure gains on certain of our fuel products derivatives.
     Unrealized gain on derivative instruments. Unrealized gain on derivative instruments increased $5.1 million, to a gain of $22.2 million in the six months ended June 30, 2009 from a gain of $17.0 million for the six months ended June 30, 2008. This increase was primarily due to increased unrealized gains on our crack spread derivatives that were executed to economically lock in gains on a portion of our fuel products segment derivative hedging activity combined with increased unrealized gains on specialty products segment crude oil derivatives. Offsetting these gains was decreased gain ineffectiveness on our fuel products hedges. The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts are settled.

     Gain on sale of mineral rights. We recorded a $5.8 million gain in 2008 resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party which was accounted for as a sale. We have retained a royalty interest in any future production associated with these mineral rights.
Liquidity and Capital Resources
     Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions and debt service. We expect that our principal uses of cash in the future will be for distributions to our limited partners and general partner, debt service, and capital expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. Given the current credit environment and our continued efforts to reduce leverage to ensure continued covenant compliance under our credit facilities, we do not anticipate completing any significant acquisitions, internal growth projects or replacement and environmental capital expenditures which would cause total spending in these areas to exceed $25.0 million during 2009. With the uncertain status of the credit and equity markets, we anticipate future capital expenditures will be funded with current cash flow from operations and borrowings under our existing revolving credit facility.
   Cash Flows
     We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our credit facilities. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility.
     The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2009	2008
	(In millions)
Net cash provided by operating activities	$57.4	$111.7
Net cash used in investing activities	$(12.6)	$(415.6)
Net cash provided by (used in) financing activities	$(44.8)	$304.3
     Operating Activities. Operating activities provided $57.4 million in cash during the six months ended June 30, 2009 compared to $111.7 million during the six months ended June 30, 2008. The decrease in cash provided by operating activities was primarily due to cash used for increased inventories as a result of the increased production levels of the Shreveport refinery in 2009 as compared to 2008 due to the completion of the refinery expansion project whereas inventory levels were reduced in the prior year as we managed our working capital requirements during the period of significantly high crude oil prices. This reduction was partially offset by lower accounts receivable.
     Investing Activities. Cash used in investing activities decreased to $12.6 million during the six months ended June 30, 2009 compared to $415.6 million during the six months ended June 30, 2008. This decrease was primarily due to the acquisition of Penreco for $269.1 million and capital expenditures related to the Shreveport expansion project in the first six months of 2008 with no comparable uses of cash in the first six months of 2009.
     Financing Activities. Financing activities used cash of $44.8 million during the six months ended June 30, 2009 as compared to cash provided of $304.3 million during the six months ended June 30, 2008. This change was primarily due to the net cash proceeds of approximately $327.9 million received from the term loan facility which closed on January 3, 2008 with no comparable transaction in 2009.

     On July 20, 2009, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14.8 million, for the quarter ended June 30, 2009. The distribution will be paid on August 14, 2009 to unitholders of record as of the close of business on August 4, 2009. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59.3 million, on an annualized basis.
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

	Six Months Ended June 30,
	2009	2008
	(In millions)
Capital improvement expenditures	$5.6	$148.5
Replacement capital expenditures	6.0	2.7
Environmental expenditures	1.7	1.3

Total	$13.3	$152.5

     We anticipate that future capital expenditure requirements will be provided through cash provided by operations and available borrowings under our revolving credit facility unless the debt and equity capital markets improve in the near term. Management expects to invest between $2.0 million to $5.0 million in expenditures at its various locations during the remainder of 2009 to complete the majority of our items in construction in progress related to improving our product mix or operating cost leverage. In addition, management estimates its replacement and environmental capital expenditures to be approximately $5.0 million per quarter. We will continue to maintain a conservative capital expenditure budget until additional improvements in our liquidity and debt covenant compliance performance metrics have been achieved.
   Debt and Credit Facilities
     As of June 30, 2009, our credit facilities consist of:
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
     Borrowings under the amended revolving credit facility are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. As such, the borrowing base fluctuates based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base cannot exceed the total commitments of the lender group. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $375.0 million. The number of lenders in our facility has been reduced from ten due to an acquisition. If further acquisitions occur, we will increase the concentration of our exposure to certain financial institutions. Currently, the largest member of our bank group provides a commitment for $87.5 million. The smallest commitment is $15.0 million and the median commitment is $42.5 million. In the event of a default by one of the lenders in the syndicate, the total commitments under the revolving credit facility would be reduced by the defaulting lenders’ commitment, unless another lender or a combination of lenders increase their commitments to replace the defaulting lender. In the alternative, the revolving credit facility also permits us to replace a defaulting lender. Although we do not expect any current lenders to default under the revolving credit facility, we can provide no assurances. Our borrowing base at June 30, 2009 was $203.9 million, thus, we would have to experience defaults in commitments totaling $171.1 million from our lender group before it would impact our liquidity as of June 30, 2009. This would require at least three of our nine lenders to default in order for it to impact our current liquidity position under the revolving credit facility.

     The revolving credit facility, which is our primary source of liquidity for cash needs in excess of cash generated from operations, currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at our option. This margin is currently at 25 basis points for prime and 175 basis points for LIBOR; however, it fluctuates based on quarterly measurement of our Consolidated Leverage Ratio as discussed below and will be increased to 50 basis points for prime and 200 basis points for LIBOR based on the June 30, 2009 calculated Consolidated Leverage Ratio. The lenders under our revolving credit facility have a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets. The revolving credit facility matures in January 2013. On June 30, 2009, we had availability on our revolving credit facility of $73.0 million, based upon a $203.9 million borrowing base, $35.1 million in outstanding standby letters of credit, and outstanding borrowings of $95.8 million under the revolving credit facility. The improvement in our availability of $21.1 million from December 31, 2008 is due to cash generated from operations, offset by distributions to partners, debt service requirements and a net increase in working capital primarily due to increased inventory levels. We believe that we have sufficient cash flow from operations and borrowing capacity to meet our financial commitments, minimum quarterly distributions to unit holders, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations or a significant, sustained decline in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the financial covenants under our credit facilities. Substantial declines in crude oil prices, if sustained, may materially diminish our borrowing base which is based, in part, on the value of our crude oil inventory and could result in a material reduction in our borrowing capacity under our revolving credit facility.
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
     Our letter of credit facility to support crack spread hedging bears interest at a rate of 4.0% and is secured by a first priority lien on our fixed assets. We have issued a letter of credit in the amount of $50.0 million, the full amount available under this letter of credit facility, to one counterparty. As long as this first priority lien is in effect and such counterparty remains the beneficiary of the $50.0 million letter of credit, we will have no obligation to post additional cash, letters of credit or other collateral with such counterparty to provide additional credit support for a mutually-agreed maximum volume of executed crack spread hedges. In the event such counterparty’s exposure to us exceeds $100.0 million, we would be required to post additional credit support to enter into additional crack spread hedges up to the aforementioned maximum volume. In addition, we have other crack spread hedges in place with other approved counterparties under the letter of credit facility whose credit exposure to us in certain situations are also secured by a first priority lien on our fixed assets.
     Our credit facilities permit us to make distributions to our unitholders as long as we are not in default and would not be in default following the distribution. Under the credit facilities, we have historically been obligated to comply with certain financial covenants requiring us to maintain a Consolidated Leverage Ratio of no more than 4.0 to 1 and a Consolidated Interest Coverage Ratio of no less than 2.50 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and Available Liquidity (as such term is defined in our credit agreements) of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). As of the fiscal quarter ended June 30, 2009 and all future quarters, we are obligated to maintain a Consolidated Leverage Ratio of no more than 3.75 to 1 and a Consolidated Interest Coverage Ratio of no less than 2.75 to 1. The Consolidated Leverage Ratio is defined under our credit agreements to mean the ratio of our Consolidated Debt (as defined in the credit agreements) as of the last day of any fiscal quarter to our Adjusted EBITDA (as defined below) for the last four fiscal quarter periods ending on such date. The Consolidated Interest Coverage Ratio is defined as the ratio of Consolidated EBITDA for the last four fiscal quarters to Consolidated Interest Charges for the same period. available liquidity is a measure used under our revolving credit facility and is the sum of the cash and borrowing capacity that we have as of a given date. Adjusted EBITDA means Consolidated EBITDA as defined in our credit facilities to mean, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; and (g) all non-recurring restructuring charges associated with the Penreco acquisition minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.

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
     Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters and as of June 30, 2009 the Company was in compliance with all financial covenants under its credit agreements.
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
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. We believe we are in compliance with all debt covenants and have adequate liquidity to conduct our business as of June 30, 2009.

Contractual Obligations and Commercial Commitments
     A summary of our total contractual cash obligations as of June 30, 2009, is as follows:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt obligations, excluding capital lease obligations	$468,974	$3,850	$7,700	$103,514	$353,910
Interest on long-term debt at contractual rates	121,211	24,941	49,074	38,284	8,912
Capital lease obligations	2,117	895	1,222	—	—
Operating lease obligations (1)	38,560	11,158	16,064	9,219	2,119
Letters of credit (2)	85,067	35,067	—	50,000	—
Purchase commitments (3)	197,134	197,134	—	—	—
Pension obligations	13,000	—	8,000	5,000	—
Employment agreements (4)	588	371	217	—	—

Total obligations	$926,651	$273,416	$82,277	$206,017	$364,941

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through August 2015.

(2)	Letters of credit supporting crude oil purchases, precious metals leasing and hedging activities.

(3)	Purchase commitments consist of obligations to purchase fixed volumes of crude oil from various suppliers based on current market prices at the time of delivery.

(4)	Annual base salary compensation under the employment agreement of F. William Grube, chief executive officer and president.
     In connection with the closing of the Penreco acquisition on January 3, 2008, we entered into a feedstock purchase agreement with ConocoPhillips Company related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $45.3 million of feedstock for the LVT unit in each of the next four years based on pricing estimates as of June 30, 2009. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to us as liquidated damages.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
     For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2008 Annual Report on Form 10-K.
Recent Accounting Pronouncements
     Please refer to Note 2 under Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a listing of applicable recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A in our 2008 Annual Report on Form 10-K. There have been no material changes in that information other than as discussed below. Also, see Note 8 and Note 10 under Item 1 “Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements” for additional discussion related to derivative instruments and hedging activities.

Commodity Price Risk
     As of June 30, 2009, we estimate we have executed derivative instruments hedging approximately 13.9% of forecasted specialty products production total through September 30, 2009. Also, as of June 30, 2009 we estimate we are over 60% and 50% hedged for the forward twelve and twenty-four months, respectively, for our fuel products segment crack spread exposure. The Company enters into crude oil, gasoline, diesel and jet fuel hedges to hedge an implied crack spread. Therefore, any increase in crude oil swap mark-to-market valuation due to changes in commodity prices will generally be accompanied by a decrease in gasoline, diesel and jet fuel swap mark-to-market valuation. The change in fair value expected from a $1 price change are shown in the table below:

In millions
Crude oil swaps	$16.4
Diesel swaps	$(9.5)
Jet fuel swaps	$(1.9)
Gasoline swaps	$(5.0)
Crude oil collars	$0.3
Jet fuel collars	$—
Natural gas swaps	$0.2
Interest Rate Risk
     We are exposed to market risk from fluctuations in interest rates. Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates. As of June 30, 2009, we had approximately $469.0 million of variable rate debt. Holding other variables constant (such as debt levels), a one hundred basis point change in interest rates on our variable rate debt as of June 30, 2009 would be expected to have an impact on net income and cash flows of approximately $4.7 million.
     We have a $375.0 million revolving credit facility as of June 30, 2009, bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. We had borrowings of $95.8 million outstanding under this facility as of June 30, 2009, bearing interest at the prime rate plus the applicable margin of 25 basis points.
Existing Commodity Derivative Instruments
     Fuel Products Segment
     The following table provides a summary of the implied crack spreads for the crude oil, diesel and gasoline swaps disclosed in Note 8 under Item 1 “Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements”, all of which are designated as hedges.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Third Quarter 2009	2,070,000	22,500	$11.43
Fourth Quarter 2009	2,070,000	22,500	11.43
Calendar Year 2010	7,300,000	20,000	11.32
Calendar Year 2011	4,970,000	13,616	12.05

Totals	16,410,000
Average price			$11.58

     The following table provides a summary of our derivative instruments and implied crack spreads for the crude oil and gasoline swaps disclosed in Note 8 under Item 1 “Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements”, none of which are designated as hedges. These trades were used to economically freeze a portion of the mark-to-market valuation gain for the above crack spread trades.

			Implied Crack
Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Third Quarter 2009	460,000	5,000	$(2.13)
Fourth Quarter 2009	460,000	5,000	(2.13)
Calendar 2010	547,500	1,500	0.17

Totals	1,467,500
Average price			$(1.27)
   Specialty Products Segment
     At June 30, 2009, the Company had 339,000 barrels of crude oil derivative positions related to crude oil purchases in its specialty products segment, none of which are designated as hedges. Please refer to Note 8 under Item 1 “Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements” for detailed information on these derivatives. At June 30, 2009, we have provided no cash collateral in credit support to our hedging counterparties.
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
PART II
Item 1. Legal Proceedings
     We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Note 6 “Commitments and Contingencies” in Part I Item 1 “Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements” for a description of our current regulatory matters related to the environment.
Item 1A. Risk Factors
     The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.
     Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. The American Clean Energy and Security Act of 2009 (“ACESA”) recently passed by the U.S. House of Representatives contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission (the “CFTC”), to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform.

The Chairman of the CFTC is conducting hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes the purchases of equity securities by Calumet GP, LLC, the general partner of Calumet.

Total Number of
			Common Units	Maximum Number of
	Total Number of		Purchased as a	Common Units that
	Common Units	Average Price Paid	Part of Publicly	May Yet be
	Purchased	per Common Unit	Announced Plans	Purchased Under Plans
April 2009	—	$—	—	—
May 2009 (1)	4,618	12.676	—	—
June 2009	—	—	—	—

Total	4,618	$12.676	—	—

(1)	None of the common units were purchased pursuant to publicly announced plans or programs. The common units were purchased through a single broker in open market transactions. A total of 4,618 common units were purchased by Calumet GP, LLC, our general partner, related to the Calumet GP, LLC Long-Term Incentive Plan (the “Plan”). The Plan provides for the delivery of up to 783,960 common units to satisfy awards of phantom units, restricted units or unit options to the employees, consultants or directors of Calumet. Such units may be newly issued by Calumet or purchased in the open market. For more information on the Plan, which did not require approval by our limited partners, refer to Item 11 “Executive and Director Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation — Long-Term, Unit-Based Awards” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
10.1	Amendment No. 2 to Crude Oil Supply Agreement, dated as of April 20, 2009 and effective April 1, 2009, between Calumet Lubricants Co., L.P., customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 22, 2009 (File No 000-51734)).

Exhibit
Number	Description
31.1	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

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
R. Patrick Murray, II Vice President, Chief Financial Officer and
Secretary of Calumet GP, LLC, general partner of Calumet Specialty Products Partners, L.P. (Authorized Person and Principal Accounting Officer)

Date: August 7, 2009

Index to Exhibits

Exhibit
Number	Description
10.1	Amendment No. 2 to Crude Oil Supply Agreement, dated as of April 20, 2009 and effective April 1, 2009, between Calumet Lubricants Co., L.P., customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 22, 2009 (File No 000-51734)).

31.1	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	Section 1350 certification of F. William Grube and R. Patrick Murray, II.