Form 10-Q
period 2009-09-30
Calumet Specialty Products Partners, L.P.
filed 2009-11-06
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At November 4, 2009, there were 19,166,000 common units and 13,066,000 subordinated units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-Q — September 30, 2009 QUARTERLY REPORT

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental and regulatory liabilities, (ii) our anticipated levels of use of derivatives to mitigate our exposure to crude oil price changes and fuel products price changes, (iii) future compliance with our debt covenants, and (iv) future activities associated with our contractual arrangements with Houston Refining LP, as well as other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q filed on May 8, 2009 and August 7, 2009, and in our Annual Report on Form 10-K filed on March 4, 2009. The risk factors in these documents and other factors noted throughout this Quarterly Report on Form 10-Q could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
•	the overall demand for specialty hydrocarbon products, fuels and other refined products;

•	our ability to produce specialty products and fuels that meet our customers’ unique and precise specifications;

•	the impact of fluctuations and rapid increases or decreases in crude oil and crack spread prices, including the impact on our liquidity;

•	the results of our hedging and other risk management activities;

•	our ability to comply with financial covenants contained in our credit agreements;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	labor relations;

•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets, businesses or other related agreements;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit ratings and ability to receive open credit lines from our suppliers;

•	demand for various grades of crude oil and resulting changes in pricing conditions;

•	fluctuations in refinery capacity;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	hurricane or other weather interference with business operations;

•	fluctuations in the debt and equity markets;

•	accidents or other unscheduled shutdowns; and

•	general economic, market or business conditions.

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

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,567	$48
Accounts receivable:
Trade	121,739	103,962
Other	6,520	5,594

	128,259	109,556
Inventories	131,708	118,524
Derivative assets	38,505	71,199
Prepaid expenses and other current assets	2,756	1,803
Deposits	21	4,021

Total current assets	303,816	305,151
Property, plant and equipment, net	638,829	659,684
Goodwill	48,335	48,335
Other intangible assets, net	40,945	49,502
Other noncurrent assets, net	16,107	18,390

Total assets	$1,048,032	$1,081,062

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$94,471	$87,460
Accounts payable — related party	37,682	6,395
Accrued salaries, wages and benefits	7,867	6,865
Taxes payable	7,574	6,833
Other current liabilities	4,423	9,662
Current portion of long-term debt	4,670	4,811
Derivative liabilities	5,269	15,827

Total current liabilities	161,956	137,853
Pension and postretirement benefit obligations	10,379	9,717
Other long-term liabilities	1,116	—
Long-term debt, less current portion	424,965	460,280

Total liabilities	598,416	607,850
Commitments and contingencies
Partners’ capital:
Common unitholders (19,166,000 units authorized, issued and outstanding)	369,376	363,935
Subordinated unitholders (13,066,000 units authorized, issued and outstanding)	39,404	35,778
General partner’s interest	18,115	17,933
Accumulated other comprehensive income	22,721	55,566

Total partners’ capital	449,616	473,212

Total liabilities and partners’ capital	$1,048,032	$1,081,062

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Sales	$492,431	$724,371	$1,350,735	$1,990,315
Cost of sales	451,275	647,397	1,212,241	1,817,625

Gross profit	41,156	76,974	138,494	172,690

Operating costs and expenses:
Selling, general and administrative	7,437	11,995	23,697	29,666
Transportation	18,519	21,656	49,761	66,685
Taxes other than income taxes	1,167	1,324	3,156	3,386
Other	191	393	888	957

Operating income	13,842	41,606	60,992	71,996

Other income (expense):
Interest expense	(8,243)	(10,670)	(25,333)	(24,373)
Debt extinguishment costs	—	—	—	(898)
Realized gain (loss) on derivative instruments	4,045	(12,621)	3,213	(12,971)
Unrealized gain (loss) on derivative instruments	(4,485)	(30,892)	17,672	(13,866)
Gain on sale of mineral rights	—	—	—	5,770
Other	(1,271)	210	(2,856)	551

Total other income (expense)	(9,954)	(53,973)	(7,304)	(45,787)

Net income (loss) before income taxes	3,888	(12,367)	53,688	26,209
Income tax (benefit) expense	(79)	148	70	308

Net income (loss)	$3,967	$(12,515)	$53,618	$25,901

Calculation of common unitholders’ interest in net income (loss):
Net income (loss)	$3,967	$(12,515)	$53,618	$25,901
Less:
General partner’s interest in net income (loss)	79	(250)	1,070	518
Subordinated unitholders’ interest in net income (loss)	1,573	(4,969)	21,265	10,292

Net income (loss) available to common unitholders	$2,315	$(7,296)	$31,283	$15,091

Weighted average number of common units outstanding — basic and diluted	19,166	19,166	19,166	19,166

Weighted average number of subordinated units outstanding — basic and diluted	13,066	13,066	13,066	13,066

Common and subordinated unitholders’ basic and diluted net income (loss) per unit	$0.12	$(0.38)	$1.63	$0.79

Cash distributions declared per common and subordinated unit	$0.45	$0.45	$1.35	$1.53

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners' Capital
	Comprehensive	General	Limited Partners
	Income	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2008	$55,566	$17,933	$363,935	$35,778	$473,212
Comprehensive income:
Net income		1,070	31,283	21,265	53,618
Cash flow hedge gain reclassified to net income upon settlement	(5,243)				(5,243)
Change in fair value of cash flow hedges	(27,885)				(27,885)
Minimum pension liability adjustment	283				283

Comprehensive income					20,773
Common units repurchased for vested phantom unit grants			(164)		(164)
Amortization of vested phantom units			242		242
Distributions to partners		(888)	(25,920)	(17,639)	(44,447)

Balance at September 30, 2009	$22,721	$18,115	$369,376	$39,404	$449,616

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Operating activities
Net income	$53,618	$25,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,890	42,369
Amortization of turnaround costs	5,692	1,041
Provision for doubtful accounts	(766)	1,320
Non-cash debt extinguishment costs	—	898
Unrealized (gain) loss on derivative instruments	(17,672)	13,866
Gain on sale of mineral rights	—	(5,770)
Other non-cash activity	3,561	305
Changes in assets and liabilities:
Accounts receivable	(17,937)	(64,410)
Inventories	(13,184)	84,606
Prepaid expenses and other current assets	(953)	4,641
Derivative activity	6,680	7,510
Deposits	4,000	—
Other assets	(4,539)	(1,985)
Accounts payable	38,298	(39,473)
Accrued salaries, wages and benefits	1,002	1,621
Taxes payable	741	1,996
Other current liabilities	1,086	518
Pension and postretirement benefit obligations	945	725
Other long-term liabilities	1,116	—

Net cash provided by operating activities	110,578	75,679
Investing activities
Additions to property, plant and equipment	(20,718)	(161,811)
Acquisition of Penreco, net of cash acquired	—	(269,118)
Settlement of derivative instruments	—	(6,042)
Proceeds from sale of mineral rights	—	6,065
Proceeds from disposal of property and equipment	793	24

Net cash used in investing activities	(19,925)	(430,882)
Financing activities
Proceeds from (Repayments of) borrowings, net — revolving credit facility	(33,435)	85,933
Repayments of borrowings — prior term loan credit facility	—	(30,099)
Proceeds from (Repayments of) borrowings, net — existing term loan credit facility	(2,888)	358,647
Debt issuance costs	—	(9,633)
Payments on capital lease obligations	(875)	(309)
Change in bank overdraft	(6,325)	2,190
Common units repurchased for vested phantom unit grants	(164)	(115)
Distributions to partners	(44,447)	(51,339)

Net cash provided by (used in) financing activities	(88,134)	355,275

Net increase in cash and cash equivalents	2,519	72
Cash and cash equivalents at beginning of period	48	35

Cash and cash equivalents at end of period	$2,567	$107

Supplemental disclosure of cash flow information
Interest paid	$23,124	$24,180
Income taxes paid	$91	$19

See accompanying notes to unaudited condensed consolidated financial statements

1. Description of the Business
     Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. At that time, substantially all of the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries were contributed to Calumet. As of September 30, 2009, Calumet had 19,166,000 common units, 13,066,000 subordinated units, and 657,796 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. On January 3, 2008 the Company acquired Penreco, a Texas general partnership, for approximately $269,118. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. Calumet owns facilities located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois.
     The unaudited condensed consolidated financial statements of the Company as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 4, 2009.
2. New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification Statement (“ASC”) 805-10, Business Combinations (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (R)), (“ASC 805-10”). ASC 805-10 applies to the financial accounting and reporting of business combinations. ASC 805-10 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of ASC 805-10 for all future acquisitions.
     In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging (formerly SFAS No. 161, Derivative Instruments and Hedging Activities). ASC 815-10 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within such derivatives. ASC 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815-10 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted ASC 815-10 as of January 1, 2009. Because ASC 815-10 applies only to financial statement disclosures, it did not have any impact on the Company’s financial position, results of operations, or cash flows.

     In March 2008, the FASB issued requirements under ASC 260-10, Earnings per Share (formerly EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships), requiring master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. ASC 260-10 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, ASC 260-10 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. ASC 260-10 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company has adopted these requirements under ASC 260-10 as of January 1, 2009 and applied it retrospectively. The impact of ASC 260-10 on the Company’s calculation of earnings per unit as reported for the three and nine months ended September 30, 2008 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008, as	September 30, 2008, as
	Adjusted	Adjusted
	for ASC 260-10	for ASC 260-10
Net income (loss)	$(12,515)	$25,901
Less:
General partner’s interest in net income (loss)	(250)	518
Subordinated unitholders interest in net income (loss)	(4,969)	10,292

Net income (loss) available to common unitholders	$(7,296)	$15,091

Weighted average number of common units outstanding — basic and diluted	19,166,000	19,166,000
Weighted average number of subordinated units outstanding — basic and diluted	13,066,000	13,066,000

Common and subordinated unitholders’ basic and diluted net income (loss) per unit	$(0.38)	$0.79
Cash distributions declared per common and subordinated unit	$0.45	$1.53

	Three Months Ended	Nine Months Ended
	September 30, 2008, as	September 30, 2008, as
	Previously Reported	Previously Reported
Net income (loss)	$(12,515)	$25,901
Minimum quarterly distribution to common unitholders	(8,625)	(25,875)
General partner’s incentive distribution rights	—	(10,658)
General partner’s interest in net income (loss)	250	(8)
Common unitholders’ share of income in excess of minimum quarterly distribution	—	(9,704)

Subordinated unitholders’ interest in net income (loss)	$(20,890)	$(20,344)

Basic and diluted net income (loss) per limited partner unit:
Common	$1.45	$1.86
Subordinated	$(1.60)	$(1.55)
Weighted average limited partner common units outstanding — basic and diluted	19,166,000	19,166,000
Weighted average limited partner subordinated units outstanding — basic and diluted	13,066,000	13,066,000
Cash distributions declared per common and subordinated unit	$0.45	$1.53

     In June 2008, the FASB issued pronouncements under ASC 260-10, Earnings per Share (formerly EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). ASC 260-10 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for the purposes of applying the two-class method of calculating EPS (earnings per share). ASC 260-10 also provides guidance on how to allocate earnings to participating securities and compute basic EPS using the two-class method. These additional requirements under ASC 260-10 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted these pronouncements as of January 1, 2009 and applied them retrospectively. The adoption of ASC 260-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In April 2008, the FASB issued pronouncements under ASC 350-30, General Intangibles Other Than Goodwill (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets). ASC 350-30 requires a consistent approach between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of an asset under ASC 805-10. ASC 350-30 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company has adopted ASC 350-30 and applied its various provisions as required as of January 1, 2009. The adoption of ASC 350-30 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In December 2008, the FASB issued pronouncements under ASC 715-20, Compensation-Retirement Benefits-Defined Benefit Plans (formerly FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715-20 replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category. ASC 715-20 also requires additional disclosure regarding the level of the plan assets within the fair value hierarchy according to ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), and a reconciliation of activity for any plan assets being measured using unobservable inputs as defined in ASC 715-20. ASC 715-20 is effective for fiscal years ending after December 15, 2009. The Company expects that the adoption of ASC 715-20 will not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In May 2009, the FASB issued pronouncements under ASC 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855-10 provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855-10 requires disclosure of the date through which subsequent events were evaluated. ASC 855-10 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 beginning with the quarter ended June 30, 2009, and has evaluated subsequent events for the quarter ended September 30, 2009 through November 6, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial position, results of operations, or cash flows.
     In June 2009, the FASB issued pronouncements under ASC 105-10, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”), which supersedes all existing accounting standards documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company has adopted ASC 105-10 for the quarter ended September 30, 2009. The adoption of ASC 105-10 did not have a material effect on the Company’s financial position, results of operations, or cash flows.
     In April 2009, the FASB issued pronouncements under ASC 825-10, Financial Instruments (formerly FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This action also requires those disclosures in summarized financial information at interim periods. ASC 825-10 is effective for reporting periods ending after June 15, 2009 and was adopted by the Company beginning with the quarter ended June 30, 2009. The adoption of these pronouncements did not have a material impact on the Company’s financial statements.

3. Inventories
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Inventory costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$4,197	$24,955
Work in process	45,752	43,735
Finished goods	81,759	49,834

	$131,708	$118,524

     The replacement cost of these inventories, based on current market values, would have been $28,435 and $27,517 higher as of September 30, 2009 and December 31, 2008, respectively. During the three months ended September 30, 2009 and 2008, the Company recorded $9,475 and $0, respectively, of gains in cost of sales in the unaudited condensed consolidated statements of operations due to the liquidation of lower cost inventory layers. During the nine months ended September 30, 2009 and 2008, the Company recorded $9,475 and $50,826, respectively, of gains in cost of sales in the unaudited condensed consolidated statements of operations due to the liquidation of lower cost inventory layers.
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
5. LyondellBasell Agreements
     On September 29, 2009, the Company entered into multiyear agreements with Houston Refining LP, a wholly-owned subsidiary of LyondellBasell (“Houston Refining”), to form a long term exclusive specialty products affiliation. Under the terms of the agreement, Calumet will be the exclusive marketer of Houston Refining’s naphthenic lubricating oil production and is required to market a minimum of approximately 3,000 barrels per day (“bpd”) from its Houston, TX refinery. In addition, Houston Refining will process at least approximately 800 bpd of white mineral oil for Calumet which Calumet will then sell to supplement Calumet’s existing production at its Karns City, PA and Dickinson, TX facilities. Calumet also receives the exclusive right to use the LyondellBasell registered trademarks and tradenames including Tufflo, Duoprime, Duotreat, Crystex, Ideal and Aquamarine. The agreements were deemed to be effective as of November 4, 2009 upon the approval of LyondellBasell’s motion for entry of an order by the U.S. Bankruptcy Court authorizing the rejection by LyondellBasell of the agreements in place with third parties covering these products.

6. Sale of Mineral Rights
     In June 2008, the Company received $6,065 associated with the lease of mineral rights on the real property at its Shreveport and Princeton refineries to an unaffiliated third party which were accounted for as a sale. The Company retained a royalty interest in any future production associated with these mineral rights. As a result of these transactions, the Company recorded a gain of $5,770 in other income (expense) in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2008. Under the Company’s term loan agreement, cash proceeds resulting from this disposition of property, plant and equipment were used as a mandatory prepayment of the term loan.
7. Commitments and Contingencies
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
     Failure to comply with environmental laws and regulations may result in the triggering of administrative, civil and criminal measures, including the assessment of monetary penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Company’s operations. On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable environmental laws and regulations. In particular, the LDEQ has proposed penalties totaling approximately $400 and supplemental environmental capital projects for the following alleged violations: (i) a May 2001 notification received by the Cotton Valley refinery from the LDEQ regarding several alleged violations of various air emission regulations, as identified in the course of the Company’s Leak Detection and Repair program, and also for failure to submit various reports related to the facility’s air emissions; (ii) a December 2002 notification received by the Company’s Cotton Valley refinery from the LDEQ regarding alleged violations for excess emissions, as identified in the LDEQ’s file review of the Cotton Valley refinery; (iii) a December 2004 notification received by the Cotton Valley refinery from the LDEQ regarding alleged violations for the construction of a multi-tower pad and associated pump pads without a permit issued by the agency; and (iv) an August 2005 notification received by the Princeton refinery from the LDEQ regarding alleged violations of air emissions regulations, as identified by the LDEQ following performance of a compliance review, due to excess emissions and failures to continuously monitor and record air emissions levels. The Company anticipates that any penalties that may be assessed due to the alleged violations will be consolidated in a settlement agreement that the Company anticipates executing with the LDEQ in connection with the agency’s “Small Refinery and Single Site Refinery Initiative” described below. The Company has recorded a liability for the proposed penalties within other current liabilities on the unaudited condensed consolidated balance sheets. Environmental expenses are recorded within other expenses in the unaudited condensed consolidated statements of operations.

     The Company is party to ongoing discussions on a voluntary basis with the LDEQ regarding the Company’s participation in that agency’s “Small Refinery and Single Site Refinery Initiative.” This state initiative is patterned after the EPA’s “National Petroleum Refinery Initiative,” which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. The Company expects that the LDEQ’s primary focus under the state initiative will be on four compliance and enforcement concerns: (i) Prevention of Significant Deterioration/New Source Review; (ii) New Source Performance Standards for fuel gas combustion devices, including flares, heaters and boilers; (iii) Leak Detection and Repair requirements; and (iv) Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants. The Company is in discussions with the LDEQ regarding its participation in this regulatory initiative and the Company anticipates that it will be entering into a settlement agreement with the LDEQ pursuant to which the Company will be required to make emissions reductions requiring capital investments between approximately $1,000 and $3,000 in total over a three to five year period at its three Louisiana refineries. Because the settlement agreement is also expected to resolve the aforementioned alleged air emissions issues and other violations at the Company’s Cotton Valley and Princeton refineries and consolidate any penalties associated with such issues, the Company further anticipates that a penalty of approximately $400 will be assessed in connection with this settlement agreement.
     Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state environmental regulatory agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. During 2008, the Company determined that it would incur approximately $700 of costs at its Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site. This remediation is expected to take place during 2010.
     The Company and the EPA have resolved alleged deficiencies in risk management planning in connection with a fire-related incident arising out of tank cleaning and vacuum truck operations at the Company’s Shreveport refinery on October 30, 2008. The incident involved a third-party contractor and resulted in damage to an on-site aboveground storage tank. Following an investigation of the matter, EPA issued five violations against the Company alleging, among other things, inadequate contractor training and oversight, and proposed a penalty of $230, which the Company agreed to and paid in April 2009. Calumet has certified compliance with the requirements of the related Consent Agreement with EPA in October 2009.
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

Health and Safety
     The Company is subject to various laws and regulations relating to occupational health and safety including OSHA laws and regulations, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, state and local government authorities and citizens. The Company maintains safety, training, and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. The Company’s compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. The Company has commissioned studies to assess the adequacy of its process safety management practices at its Shreveport refinery with respect to certain consensus codes and standards, some of which have been recently received. The Company expects to have fully reviewed the findings made in these studies during the first quarter of 2010 and may incur capital expenditures over the next several years to enhance its programs and equipment so that it may maintain its compliance with applicable requirements at the Shreveport refinery. The Company believes that its operations are in substantial compliance with OSHA and similar state laws.
Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of September 30, 2009 and December 31, 2008, the Company had outstanding standby letters of credit of $41,942 and $21,355, respectively, under its senior secured revolving credit facility. The maximum amount of letters of credit the Company can issue is limited to its availability under its revolving credit facility or $300,000, whichever is lower. As of September 30, 2009 and December 31, 2008, the Company had availability to issue letters of credit of $89,511 and $51,865, respectively, under its revolving credit facility. As discussed in Note 8, as of September 30, 2009 the Company also had a $50,000 letter of credit outstanding under its senior secured first lien letter of credit facility for its fuel products hedging program, which bears interest at 4.0%.
8. Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (4.43% and 6.15% at September 30, 2009 and December 31, 2008, respectively), interest and principal payments quarterly through September 30, 2014 with remaining borrowings due January 2015, effective interest rate of 6.18% at September 30, 2009	$372,198	$375,085
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime plus 0.50% (3.75% and 3.75% at September 30, 2009 and December 31, 2008, respectively), interest payments monthly, borrowings due January 2013	69,104	102,539
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly through January 2012	1,900	2,640
Less unamortized discount on senior secured first lien term loan with third-party lenders	(13,567)	(15,173)

Total long-term debt	429,635	465,091
Less current portion of long-term debt	4,670	4,811

	$424,965	$460,280

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
     The borrowing capacity at September 30, 2009 under the revolving credit facility was $200,558 with $89,511 available for additional borrowings based on collateral and specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s cash, accounts receivable and inventory and a second priority lien on the Company’s fixed assets.
     Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters and as of September 30, 2009 the Company was in compliance with all financial covenants under its credit agreements.
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
     As of September 30, 2009, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2009	$1,184
2010	4,594
2011	4,460
2012	4,175
2013	72,954
Thereafter	355,835

Total	$443,202

9. Derivatives
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

     The Company recognizes all derivative instruments at their fair values (see Note 10) as either assets or liabilities on the unaudited condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company had recorded the following derivative assets and liabilities at fair value as of September 30, 2009 and December 31, 2008:

	Derivative Assets		Derivative Liabilities
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$66,539	$(93,197)	$—	$(40,283)
Gasoline swaps	(6,704)	115,172	—	4,459
Diesel swaps	(17,035)	50,652	—	39,685
Jet fuel swaps	(8,561)	—	—	—
Specialty products segment:
Crude oil collars	—	—	—	—
Natural gas swaps	—	—	—	(206)
Interest rate swap	—	—	(3,226)	(3,582)

Total derivative instruments designated as hedges	34,239	72,627	(3,226)	73

Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps (1)	(12,533)	12,929	—	1,349
Gasoline swaps (1)	16,487	(14,357)	—	(1,494)
Diesel swaps	—	—	—	—
Jet fuel crack spread collars (4)	300	—	—	—
Specialty products segment:
Crude oil collars (2)	27	—	—	(12,345)
Natural gas swaps (2)	(15)	—	—	(1,223)
Interest rate swaps (3)	—	—	(2,043)	(2,187)

Total derivative instruments not designated as hedges	4,266	(1,428)	(2,043)	(15,900)

Total derivative instruments	$38,505	$71,199	$(5,269)	$(15,827)

(1)	The Company entered into derivative instruments to purchase the gasoline crack spread which do not qualify for hedge accounting. These derivatives were entered into to economically lock in a gain on a portion of the Company’s gasoline and crude oil swap contracts that are designated as hedges.

(2)	The Company enters into combinations of crude oil options and swaps and natural gas swaps to economically hedge its exposures to price risk related to these commodities in its specialty products segment. The Company has not designated these derivative instruments as hedges.

(3)	The Company refinanced its long-term debt in January 2008 and as a result the interest rate swap designated as a hedge of the interest payments related to the previous debt agreement no longer qualified for hedge accounting. The Company entered into an offsetting interest rate swap to fix the value of this derivative instrument and is settling this net position over the term of the derivative instruments.

(4)	The Company entered into jet fuel crack spread collars, which do not qualify for hedge accounting, to economically hedge its exposure to changes in the jet fuel crack spread.

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
     The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital as of, and for the three months ended, September 30, 2009 and 2008 related to its derivative instruments that were designated as cash flow hedges:

	Amount of Gain (Loss)
	Recognized in
	Accumulated Other		Amount of (Gain) Loss Reclassified from
	Comprehensive Income		Accumulated Other Comprehensive			Amount of Gain (Loss) Recognized in Net
	on Derivatives (Effective		Income into Net Income (Loss) (Effective			Income (Loss) on Derivatives (Ineffective
	Portion)		Portion)			Portion)
				Three Months Ended			Three Months Ended
	September 30,		Location of (Gain)	September 30,		Location of Gain	September 30,
Type of Derivative	2009	2008	Loss	2009	2008	(Loss)	2009	2008
Fuel products segment:
Crude oil swaps	$(19,056)	$(763,554)	Cost of sales	$5,120	$(109,034)	Unrealized/ Realized	$(9)	$11
Gasoline swaps	5,697	275,249	Sales	242	45,617	Unrealized/ Realized	556	(2,295)
Diesel swaps	22,660	522,548	Sales	(7,447)	78,828	Unrealized/ Realized	(1,682)	526
Jet fuel swaps	3,274	—	Sales	—	—	Unrealized/ Realized	446	—
Specialty products segment:
Crude oil collars	—	1,344	Cost of sales	—	(2,316)	Unrealized/ Realized	—	—
Crude oil swaps	—	—	Cost of sales	—	(756)	Unrealized/ Realized	—	—
Natural gas swaps	—	(1,424)	Cost of sales	—	(31)	Unrealized/ Realized	—	—
Interest rate swaps	(673)	(891)	Interest expense	928	251	Unrealized/ Realized	—	—

Total	$11,902	$33,272		$(1,157)	$12,559		$(689)	$(1,758)

     The Company recorded the following gains (losses) in its unaudited condensed consolidated statement of operations for the three months ended September 30, 2009 and 2008 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized
	Realized Gain (Loss) on Derivatives		in Unrealized Gain (Loss) on Derivatives
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Type of Derivative	2009	2008	2009	2008
Fuel products segment:
Crude oil swaps	$169	$3,323	$2,129	$(3,323)
Gasoline swaps	5,598	(2,846)	(7,384)	2,846
Diesel swaps	(1,664)	(1,931)	1,664	1,931
Jet fuel swaps	—	—	—	—
Jet fuel collars	—	—	(85)	—
Specialty products segment:
Crude oil collars	176	(10,225)	(159)	(27,305)
Crude oil swaps	—	(101)	—	(191)

Natural gas swaps	(56)	(633)	(48)	(3,500)
Interest rate swaps	(207)	(208)	116	408

Total	$4,016	$(12,621)	$(3,767)	$(29,134)

     The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital as of, and for the nine months ended, September 30, 2009 and 2008 related to its derivative instruments that were designated as cash flow hedges:

	Amount of Gain (Loss)
	Recognized in
	Accumulated Other		Amount of (Gain) Loss Reclassified from
	Comprehensive Income		Accumulated Other Comprehensive			Amount of Gain (Loss) Recognized in Net
	on Derivatives (Effective		Income into Net Income (Effective			Income on Derivatives (Ineffective
	Portion)		Portion)			Portion)
				Nine Months Ended			Nine Months Ended
	September 30,		Location of (Gain)	September 30,		Location of Gain	September 30,
Type of Derivative	2009	2008	Loss	2009	2008	(Loss)	2009	2008
Fuel products segment:
Crude oil swaps	$128,556	$445,369	Cost of sales	$70,799	$(291,041)	Unrealized/ Realized	$14,142	$600
Gasoline swaps	(105,715)	(123,648)	Sales	(23,586)	108,165	Unrealized/ Realized	2,582	(4,975)
Diesel swaps	(40,227)	(394,309)	Sales	(54,954)	212,358	Unrealized/ Realized	(14,397)	5,645
Jet fuel swaps	(8,562)	—	Sales	—	—	Unrealized/ Realized	—	—
Specialty products segment:
Crude oil collars	—	18,244	Cost of sales	—	(20,203)	Unrealized/ Realized	—	(709)
Crude oil swaps	—	—	Cost of sales	—	(756)	Unrealized/ Realized	—	—
Natural gas swaps	(101)	(156)	Cost of sales	307	935	Unrealized/ Realized	—	311
Interest rate swaps	(1,836)	(284)	Interest expense	2,191	328	Unrealized/ Realized	—	—

Total	$(27,885)	$(54,784)		$(5,243)	$9,786		$2,327	$872

     The Company recorded the following gains (losses) in its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2009 and 2008 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized
	Realized Gain (Loss) on Derivatives		in Unrealized Gain (Loss) on Derivatives
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative	2009	2008	2009	2008
Fuel products segment:
Crude oil swaps	$15,821	$9,969	$(35,084)	$(9,969)
Gasoline swaps	2,733	(8,538)	35,546	4,375
Diesel swaps	(4,991)	(7,886)	4,991	10,897
Jet fuel swaps	—	—	—	—
Jet fuel collars	—	—	(262)	—
Specialty products segment:
Crude oil collars	(11,739)	(5,116)	12,372	(17,692)
Crude oil swaps	—	(101)	—	(191)
Natural gas swaps	(1,563)	(633)	1,207	(1,822)
Interest rate swaps	(617)	(666)	144	(336)

Total	$(356)	$(12,971)	$18,914	$(14,738)

     The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company executes all of its derivative instruments with a small number of counterparties, the majority of which are large financial institutions and all have ratings of at least A2 and A by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. Collateral received from or held by counterparties is reported in deposits and other current liabilities on the Company’s condensed consolidated balance sheets and not netted against derivative assets or liabilities. The Company provides its counterparties with collateral when the fair value of its obligation exceeds specified amounts for each counterparty. As of September 30, 2009, the Company had provided the counterparties with no cash collateral or letters of credit above the $50,000 prefunded letter of credit to support crack spread hedging. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.
     Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. In certain cases, the Company’s credit threshold is dependent upon the Company’s maintenance of certain corporate credit ratings with Moody’s and S&P. In the event that the Company’s corporate credit rating was lowered below its current level by either Moody’s or S&P, such counterparties would have the right to reduce the applicable threshold to zero and demand full collateralization of the Company’s net liability position on outstanding derivative instruments. As of September 30, 2009, there is no net liability associated with the Company’s outstanding derivative instruments subject to such requirements. In addition, the majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business.

     The effective portion of the hedges classified in accumulated other comprehensive income is $28,663 as of September 30, 2009 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2012 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)
2009	$12,108
2010	22,029
2011	(4,482)
2012	(992)

Total	$28,663

     Based on fair values as of September 30, 2009, the Company expects to reclassify $14,608 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual crude oil purchases, gasoline, diesel and jet fuel sales, and the payment of variable interest associated with floating rate debt. However, the amounts actually realized will be dependent on the fair values as of the date of settlements.
Crude Oil Collar Contracts — Specialty Products Segment
     The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives may be designated as cash flow hedges of the future purchase of crude oil if they meet the hedge criteria. The Company’s policy is generally to enter into crude oil derivative contracts for up to 70% of expected purchases that mitigate its exposure to price risk associated with crude oil purchases related to specialty products production. Generally, the Company’s policy is that these positions will be short term in nature and expire within three to nine months from execution; however, the Company may execute derivative contracts for up to two years forward if a change in the risks support lengthening the Company’s position. As of September 30, 2009, the Company had the following crude oil derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges.

			Average	Average	Average
			Bought Put	Swap	Sold Call
Crude Oil Put/Swap/Call Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)
October 2009	248,000	8,000	$57.33	$71.09	$81.09
November 2009	150,000	5,000	56.17	69.64	79.64
December 2009	62,000	2,000	56.30	68.55	78.55

Totals	460,000
Average price			$56.81	$70.27	$80.27
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

Crude Oil Swap Contracts
     The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude oil purchases used in fuels production. At September 30, 2009, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)
Fourth Quarter 2009	2,070,000	22,500	66.26
Calendar Year 2010	7,300,000	20,000	67.29
Calendar Year 2011	5,384,000	14,751	76.24

Totals	14,754,000
Average price			$70.41
     At September 30, 2009, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges.

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Sold	BPD	($/Bbl)
Fourth Quarter 2009	460,000	5,000	62.66
Calendar Year 2010	547,500	1,500	58.25

Totals	1,007,500
Average price			$60.26
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
     Diesel Swap Contracts
     At September 30, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Fourth Quarter 2009	1,196,000	13,000	80.51
Calendar Year 2010	4,745,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	8,312,000
Average price			$83.32
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
Jet Fuel Swap Contracts
     At September 30, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Calendar Year 2011	2,284,000	6,258	$87.88

Totals	2,284,000
Average price			$87.88

Gasoline Swap Contracts
     At September 30, 2009, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Fourth Quarter 2009	874,000	9,500	73.83
Calendar Year 2010	2,555,000	7,000	75.28
Calendar Year 2011	729,000	1,997	83.53

Totals	4,158,000
Average price			$76.42

     At September 30, 2009, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)
Fourth Quarter 2009	460,000	5,000	60.53
Calendar Year 2010	547,500	1,500	58.42

Totals	1,007,500
Average price			$59.38
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
Jet Fuel Put Spread Contracts
     At September 30, 2009, the Company had the following jet fuel put options related to jet fuel crack spreads in its fuel products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Put
Jet Fuel Put Option Crack Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
January 2011	216,500	6,984	$4.00	$6.00
February 2011	197,000	7,036	4.00	6.00
March 2011	216,500	6,984	4.00	6.00

Totals	630,000
Average price			$4.00	$6.00

Natural Gas Swap Contracts
     Natural gas purchases comprise a significant component of the Company’s cost of sales, therefore, changes in the price of natural gas also significantly affect its profitability and cash flows. The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement for a period no greater than three years forward. At September 30, 2009, the Company had the following derivatives related to natural gas purchases, none of which are designated as hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtus	$/MMBtu
Fourth Quarter 2009	50,000	4.04

Totals	50,000
Average price		$4.04

     At December 31, 2008, the Company had the following derivatives related to natural gas purchases, of which 90,000 MMBtus were designated as hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtus	$/MMBtu
First Quarter 2009	330,000	$10.38

Totals	330,000
Average price		$10.38
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
10. Fair Value of Financial Instruments
     The Company’s financial instruments which require fair value disclosure consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying unaudited condensed consolidated financial statements at fair value. The fair value of the Company’s long-term debt excluding capital lease obligations was $402,221 and $305,084 at September 30, 2009 and December 31, 2008, respectively. Refer to Note 7 for the carrying values of the Company’s long-term debt. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximated their fair value at September 30, 2009 and December 31, 2008.

11. Fair Value Measurements
     The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the instrument. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management judgment. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.
     As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, jet fuel, natural gas and interest rates, and investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”).
     The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A2 and A by Moody’s and S&P, respectively. The fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, jet fuel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the Company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS, at September 30, 2009, the Company’s asset was reduced by approximately $324 and its liability was reduced by $385. Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for gasoline, jet fuel and diesel, the Company has categorized these derivative instruments as Level 3. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds.
     The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.

     The Company’s assets measured at fair value at September 30, 2009 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,567	$—	$—	$2,567
Crude oil swaps	—	—	54,006	54,006
Gasoline swaps	—	—	9,783	9,783
Diesel swaps	—	—	—	—
Jet fuel swaps	—	—	—	—
Natural gas swaps	—	—	—	—
Crude oil options	—	—	27	27
Jet fuel options	—	—	300	300
Pension Plan investments	12,018	—	—	12,018

Total assets at fair value	$14,585	$—	$64,116	$78,701

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	(17,035)	(17,035)
Jet fuel swaps	—	—	(8,561)	(8,561)
Natural gas swaps	—	—	(15)	(15)
Crude oil options	—	—	—	—
Jet fuel options	—	—	—	—
Interest rate swaps	—	—	(5,269)	(5,269)

Total liabilities at fair value	$—	$—	$(30,880)	$(30,880)

     The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2009:

Derivative
Instruments, Net
Fair value at January 1, 2009	$55,372
Realized losses	3,213
Unrealized gains	17,672
Comprehensive income (loss)	(27,885)
Purchases, issuances and settlements	(15,136)
Transfers in (out) of Level 3	—

Fair value at September 30, 2009	$33,236

Total gains (losses) included in net income (loss) attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of September 30, 2009	$17,672

     All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges are included in sales for gasoline, diesel and jet fuel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the unaudited condensed consolidated financial statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative instruments are recorded in earnings immediately in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. See Note 8 for further information on ASC 815 and hedging.

12. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company includes the change in fair value of cash flow hedges and the minimum pension liability adjustment that have not been recognized in net income (loss). Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$3,967	$(12,515)	$53,618	$25,901
Cash flow hedge (gain) loss reclassified to net income (loss) upon settlement	(1,157)	5,853	(5,243)	10,993
Change in fair value of cash flow hedges	11,902	39,978	(27,885)	(55,991)

Minimum pension liability adjustment	94	—	283	—

Total comprehensive income (loss)	$14,806	$33,316	$20,773	$(19,097)

13. Unit-Based Compensation and Distributions
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
     A summary of the Company’s nonvested phantom units as of September 30, 2009 and the changes during the nine months ended September 30, 2009 is presented below:

		Weighted Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value
Nonvested at December 31, 2008	27,708	$12.91
Granted	32,132	11.61
Vested	(4,618)	12.91
Forfeited	—	—

Nonvested at September 30, 2009	55,222	$12.15

     For the three months ended September 30, 2009 and 2008, compensation expense of $57 and $29, respectively, was recognized in the unaudited condensed consolidated statements of operations related to vested phantom unit grants. For the nine months ended September 30, 2009 and 2008, compensation expense of $242 and $90, respectively, was recognized in the unaudited condensed consolidated statements of operations related to vested phantom unit grants. The vesting of phantom units during fiscal year 2009 was due to the retirement of a director of the Company’s general partner. As of September 30, 2009 and 2008, there was a total of $429 and $212 of unrecognized compensation costs related to nonvested phantom unit grants. These costs are expected to be recognized over a weighted-average period of approximately two years.
     Calumet’s distribution policy is as defined in its partnership agreement. For the nine months ended September 30, 2009 and 2008, Calumet made distributions of $44,447 and $51,339, respectively, to its partners.

14. Employee Benefit Plans
     The components of net periodic pension and other post retirement benefits cost for the three months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended
	September 30,
Pension Benefits	2009	2008
Service cost	$63	$236
Interest cost	331	324
Expected return on assets	(187)	(334)
Recognized actuarial loss	95	—

Net periodic benefit cost	$302	$226

	For the Three Months Ended
	September 30,
Other Post Retirement Employee Benefits	2009	2008
Service cost	$2	$2
Interest cost	11	13
Expected return on assets	—	—
Recognized actuarial gain	(1)	—

Net periodic benefit cost	$12	$15

     The components of net periodic pension and other post retirement benefits cost for the nine months ended September 30, 2009 and 2008 were as follows:

	For the Nine Months Ended
	September 30,
Pension Benefits	2009	2008
Service cost	$188	$708
Interest cost	995	974
Expected return on assets	(561)	(1,002)
Recognized actuarial loss	286	—

Net periodic benefit cost	$908	$680

	For the Nine Months Ended
	September 30,
Other Post Retirement Employee Benefits	2009	2008
Service cost	$7	$7
Interest cost	33	38
Expected return on assets	—	—
Recognized actuarial gain	(3)	—

Net periodic benefit cost	$37	$45

     During each of the three and nine months ended September 30, 2009 and 2008, the Company made no contributions to its Pension Plan and other post retirement employee benefit plans, respectively, and expects to make no contributions for the remainder of 2009.

15. Transactions with Related Parties
     In addition to the Company’s Legacy Resources Co., L.P. existing agreement covering crude oil purchases for its Princeton refinery, in September 2009 the Company entered into a Crude Oil Supply Agreement (the “Agreement”) with Legacy Resources Co., L.P. (“Legacy”). Under the agreement, Legacy will supply the Partnership’s Shreveport refinery with a portion of its crude oil requirements on a just in time basis utilizing a market-based pricing mechanism. The Master Crude Oil Purchase and Sale Agreement with Legacy Resources Co., L.P. , entered into in January 2009, whereby the Company began purchasing certain of its crude oil requirements for its Shreveport refinery, is not currently in use. Legacy is owned in part by three of the Company’s limited partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and president, F. William Grube, and Jennifer G. Straumins, the Company’s senior vice president. The volume of crude oil purchased under the Agreement fluctuates based on the volume of crude oil needed by the Shreveport refinery and can range from zero to 15,000 barrels per day. During the three and nine months ended September 30, 2009, the Company had crude oil purchases of $110,185 and $252,294, respectively, from Legacy. Accounts payable to Legacy at September 30, 2009 were $37,682.
16. Segments and Related Information
a. Segment Reporting
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

	Specialty	Fuel	Combined		Consolidated
Three Months Ended September 30, 2009	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$261,966	$230,465	$492,431	$—	$492,431
Intersegment sales	203,965	5,143	209,108	(209,108)	—

Total sales	$465,931	$235,608	$701,539	$(209,108)	$492,431

Depreciation and amortization	18,766	—	18,766	—	18,766
Operating income	9,253	4,589	13,842	—	13,842
Reconciling items to net income:
Interest expense					(8,243)
Loss on derivative instruments					(440)
Other					(1,271)
Income tax benefit					79

Net income					$3,967

Capital expenditures	$7,373	$—	$7,373	$—	$7,373

	Specialty	Fuel	Combined		Consolidated
Three Months Ended September 30, 2008	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$486,165	$238,206	$724,371	$—	$724,371
Intersegment sales	328,821	4,895	333,716	(333,716)	—

Total sales	$814,986	$243,101	$1,058,087	$(333,716)	$724,371

Depreciation and amortization	16,480	—	16,480	—	16,480
Operating income	34,431	7,175	41,606	—	41,606
Reconciling items to net loss:
Interest expense					(10,670)
Debt extinguishment costs					—
Loss on derivative instruments					(43,513)
Gain on sale of mineral rights					—
Other					210
Income tax expense					(148)

Net loss					$(12,515)

Capital expenditures	$9,264	$—	$9,264	$—	$9,264

	Specialty	Fuel	Combined		Consolidated
Nine Months Ended September 30, 2009	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$701,222	$649,513	$1,350,735	$—	$1,350,735
Intersegment sales	499,482	13,555	513,037	(513,037)	—

Total sales	$1,200,704	$663,068	$1,863,772	$(513,037)	$1,350,735

Depreciation and amortization	54,582	—	54,582	—	54,582
Operating income	45,591	15,401	60,992	—	60,992
Reconciling items to net income:
Interest expense					(25,333)
Debt extinguishment costs					—
Gain on derivative instruments					20,885
Other					(2,856)
Income tax expense					(70)

Net income					$53,618

Capital expenditures	$20,718	$—	$20,718	$—	$20,718

	Specialty	Fuel	Combined		Consolidated
Nine Months Ended September 30, 2008	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$1,268,629	$721,686	$1,990,315	$—	$1,990,315
Intersegment sales	941,943	24,675	966,618	(966,618)	—

Total sales	$2,210,572	$746,361	$2,956,933	$(966,618)	$1,990,315

Depreciation and amortization	43,410	—	43,410	—	43,410
Operating income	17,887	54,109	71,996	—	71,996
Reconciling items to net income:
Interest expense					(24,373)
Debt extinguishment costs					(898)
Loss on derivative instruments					(26,837)
Gain on sale of mineral rights					5,770
Other					551
Income tax expense					(308)

Net income					$25,901

Capital expenditures	$161,811	$—	$161,811	$—	$161,811

	September 30, 2009	December 31, 2008
Segment assets:
Specialty products	$2,735,792	$2,208,741
Fuel products	2,052,574	1,483,457

Combined segments	4,788,366	3,692,198
Eliminations	(3,740,334)	(2,611,136)

Total assets	$1,048,032	$1,081,062

b. Geographic Information
     International sales accounted for less than 10% of consolidated sales in each of the three and nine months ended September 30, 2009 and 2008. All of the Company’s long-lived assets are domestically located.

c. Product Information
     The Company offers products primarily in five general categories consisting of lubricating oils, solvents, waxes, fuels and asphalt and by-products. Fuel products primarily consist of gasoline, diesel and jet fuel. The following table sets forth the major product category sales:

	Three Months Ended September 30,
	2009	2008
Specialty products:
Lubricating oils	$133,388	$271,365
Solvents	70,591	118,680
Waxes	27,186	39,638
Fuels	1,558	7,747
Asphalt and other by-products	29,243	48,735

Total	$261,966	$486,165

Fuel products:
Gasoline	79,193	82,550
Diesel	91,056	96,134
Jet fuel	47,502	57,335
By-products	12,714	2,187

Total	$230,465	$238,206

Consolidated sales	$492,431	$724,371

	Nine Months Ended September 30,
	2009	2008
Specialty products:
Lubricating oils	$362,432	$671,959
Solvents	186,218	343,688
Waxes	71,383	110,982
Fuels	6,462	27,254
Asphalt and other by-products	74,727	114,746

Total	$701,222	$1,268,629

Fuel products:
Gasoline	229,398	259,492
Diesel	274,724	302,526
Jet fuel	128,867	148,953
By-products	16,524	10,715

Total	$649,513	$721,686

Consolidated sales	$1,350,735	$1,990,315

d. Major Customers
     During the three and nine months ended September 30, 2009, the Company had no customer that represented 10% or greater of consolidated sales. During the nine months ended September 30, 2008, the Company had one customer, Murphy Oil U.S.A., which represented approximately 11% of consolidated sales. No other customer represented 10% or greater of consolidated sales in the three and nine months ended September 30, 2008.
17. Subsequent Events
     On October 20, 2009, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14,811, for the quarter ended September 30, 2009. The distribution will be paid on November 13, 2009 to unitholders of record as of the close of business on November 3, 2009. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59,244 on an annualized basis.
     The fair value of the Company’s derivatives and long-term debt, excluding capital leases, have increased by approximately $8,400 and $0, respectively, subsequent to September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The historical consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”). The following discussion analyzes the financial condition and results of operations of Calumet for the three and nine months ended September 30, 2009 and 2008. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical unaudited condensed consolidated financial statements and notes of Calumet included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We own plants located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products. The asphalt and other by-products produced in connection with the production of specialty products at our Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at our Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at our Princeton and Cotton Valley refineries and our Karns City facility are included in our specialty products segment. For the three and nine months ended September 30, 2009, approximately 81.5% and 82.4%, respectively, of our gross profit was generated from our specialty products segment and approximately 18.5% and 17.6%, respectively, of our gross profit was generated from our fuel products segment.
Refining Industry Dynamics
     The overall refining industry continues to experience challenging economic times. Fuel products crack spreads remain at low levels and, in response, numerous refiners have announced the idling of assets or entire facilities. The stability in crude oil prices during the third quarter allowed gross profit related to specialty products to stabilize and improve slightly; however, prices are still below third quarter 2008 levels. Overall demand for specialty products did show some signs of strengthening during the quarter, but remain below third quarter 2008 levels. These market conditions have led to continued lower gross profit per barrel of product as compared to the prior year for most refiners, including Calumet. Calumet believe the majority of refiners have continued to see an overall reduction in demand for their products due to the weakness in the overall economic environment, especially in demand for products closely tied to the automotive and construction industries. Given these factors, upcoming quarters will likely continue to be challenging for refiners, including specialty products refiners like us.
     Calumet seeks to differentiate itself from its competitors, especially in this challenging economic environment, through (i) continued focus on a wide range of specialty products sold in many different industries and (ii) enhanced operations, including increasing throughput rates at our recently expanded Shreveport refinery. Despite the continuing economic weakness during the third quarter of 2009, we were able to pay approximately $14.8 million in distributions to our unitholders, maintain compliance with the financial covenants of our credit agreements and improve our liquidity position as of September 30, 2009 as compared to prior quarters in 2009. In addition, Calumet entered into new agreements with a subsidiary of LyondellBasell to expand its specialty products business related to naphthenic lubricating oils and white mineral oils. For further discussion of these new agreements, which we expect to become effective in early November 2009, please see “— LyondellBasell Agreements”.

LyondellBasell Agreements
     On September 29, 2009, the Company entered into multiyear agreements with Houston Refining LP, a wholly-owned subsidiary of LyondellBasell (“Houston Refining”), to form a long term exclusive specialty products affiliation. Under the terms of the agreement, Calumet will be the exclusive marketer of Houston Refining’s naphthenic lubricating oil production and is required to market a minimum of approximately 3,000 barrels per day (“bpd”) from their Houston, TX refinery. In addition, Houston Refining will process at least approximately 800 bpd of white mineral oil for Calumet which Calumet will then sell to supplement Calumet’s existing production at its Karns City, PA and Dickinson, TX facilities. Calumet also receives the exclusive right to use the LyondellBasell registered trademarks and tradenames including Tufflo, Duoprime, Duotreat, Crystex, Ideal and Aquamarine. The agreements were deemed effective as of November 4, 2009 upon the approval of LyondellBasell’s motion for entry of an order by the U.S. Bankruptcy Court authorizing the rejection by LyondellBasell of the agreements in place with third parties covering these products.
     While no fixed assets will be purchased under the agreements with LyondellBasell, Calumet does expect these agreements to increase its working capital requirements by approximately $20 million to $30 million at current market prices. Please refer to discussion within “ — Liquidity and Capital Resources” for further information.
Penreco Acquisition
     On January 3, 2008, we acquired Penreco, a Texas general partnership, for $269.1 million. Penreco was owned by ConocoPhillips Company and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition included facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips Company. We funded the transaction through a portion of the combined proceeds from a public equity offering and a new senior secured first lien term loan facility. For further discussion, please read “Liquidity and Capital Resources — Debt and Credit Facilities.” We believe that this acquisition has provided several key long-term strategic benefits, including market synergies within our solvents and lubricating oil product lines, additional operational and logistics flexibility and overhead cost reductions. The acquisition has broadened our customer base and has given the Company access to new specialty product markets.
Shreveport Expansion
     In the second quarter of 2008 we completed a $374.0 million expansion project at our Shreveport refinery to increase aggregate crude oil throughput capacity from approximately 42,000 bpd to approximately 60,000 bpd and improve feedstock flexibility. For 2008, the Shreveport refinery had a total average feedstock throughput rate of 37,096 bpd, which represents an increase of approximately 2,744 bpd from 2007 before completion of the Shreveport expansion project. The Shreveport refinery did not achieve the expected significant increase in feedstock throughput in 2008 compared to 2007 due primarily to unscheduled downtime due to Hurricane Ike in September 2008 and scheduled downtime in the fourth quarter of 2008 to complete a three-week turnaround. In the nine months ended September 30, 2009, feedstock throughput rates at the Shreveport refinery averaged approximately 45,324 bpd, a 22.2% increase over the 2008 fiscal year average throughput rate.
Key Performance Measures
     Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.

     Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities which do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Item 3 “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.” As of September 30, 2009, we have hedged approximately 14.8 million barrels of fuel products through December 2011 at an average refining margin of $11.65 per barrel. As of September 30, 2009, we have approximately 0.5 million barrels of crude oil swaps and options through December 2009 to hedge our purchases of crude oil for specialty products production. The strike prices of these crude oil swaps and options vary. Please refer to Note 8 under Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a detailed listing of our derivative instruments.
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

Three and Nine Months Ended September 30, 2009 and 2008 Results of Operations
     The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventory.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In bpd)		(In bpd)
Total sales volume (1)	58,630	57,054	57,297	58,938
Total feedstock runs (2)	59,949	57,263	61,069	57,985
Facility production: (3)
Specialty products:
Lubricating oils	13,118	13,257	11,481	13,108
Solvents	7,923	7,779	7,868	8,489
Waxes	1,274	1,518	1,082	1,851
Fuels	941	1,141	811	1,157
Asphalt and other by-products	7,667	6,691	7,694	6,872

Total	30,923	30,386	28,936	31,477

Fuel products:
Gasoline	9,144	8,394	9,841	8,636
Diesel	12,079	10,548	12,662	10,580
Jet fuel	7,328	6,613	7,184	6,089
By-products	562	271	529	344

Total	29,113	25,826	30,216	25,649

Total facility production	60,036	56,212	59,152	57,126

(1)	Total sales volume includes sales from the production of our facilities and certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and certain third-party facilities pursuant to supply and/or processing agreements. The increase in feedstock runs for the three months ended September 30, 2009 compared to the prior period is primarily due to increased run rates at the Shreveport refinery due to increased operational efficiencies.

(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Sales	$492.4	$724.4	$1,350.7	$1,990.3
Cost of sales	451.2	647.4	1,212.2	1,817.6

Gross profit	41.2	77.0	138.5	172.7

Operating costs and expenses:
Selling, general and administrative	7.4	12.0	23.7	29.7
Transportation	18.5	21.7	49.8	66.7
Taxes other than income taxes	1.2	1.3	3.1	3.4
Other	0.3	0.4	0.9	0.9

Operating income	13.8	41.6	61.0	72.0

Other income (expense):
Interest expense	(8.2)	(10.7)	(25.3)	(24.4)
Debt extinguishment costs	—	—	—	(0.9)
Realized gain (loss) on derivative instruments	4.0	(12.6)	3.2	(13.0)
Unrealized gain (loss) on derivative instruments	(4.5)	(30.9)	17.7	(13.9)
Gain on sale of mineral rights	—	—	—	5.8
Other	(1.2)	0.2	(2.9)	0.6

Total other income (expense)	(9.9)	(54.0)	(7.3)	(45.8)

Net income (loss) before income taxes	3.9	(12.4)	53.7	26.2
Income tax (benefit) expense	(0.1)	0.1	0.1	0.3

Net income (loss)	$4.0	$(12.5)	$53.6	$25.9

EBITDA	$27.7	$13.6	$125.4	$91.3

Adjusted EBITDA	$42.5	$51.6	$119.3	$114.4

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
     EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss), operating income , net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following tables present a reconciliation of both net income (loss) to EBITDA and Adjusted EBITDA and Adjusted EBITDA and EBITDA to net cash provided by operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$4.0	$(12.5)	$53.6	$25.9
Add:
Interest expense and debt extinguishment costs	8.2	10.7	25.3	25.3
Depreciation and amortization	15.6	15.3	46.4	39.8
Income tax (benefit) expense	(0.1)	0.1	0.1	0.3

EBITDA	$27.7	$13.6	$125.4	$91.3

Add:
Unrealized (gain) loss from mark to market accounting for hedging activities	$11.4	$33.4	$(10.4)	$15.2
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	3.4	4.6	4.3	7.9

Adjusted EBITDA	$42.5	$51.6	$119.3	$114.4

	Nine Months Ended
	September 30,
	2009	2008
	(In millions)
Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by operating activities:
Adjusted EBITDA	$119.3	$114.4
Add:
Unrealized gain (loss) from mark to market accounting for hedging activities	10.4	(15.2)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(4.3)	(7.9)

EBITDA	$125.4	$91.3

Add:
Interest expense and debt extinguishment costs, net	(22.6)	(22.7)
Unrealized (gain) loss on derivative instruments	(17.6)	13.9
Income taxes	(0.1)	(0.3)
Provision for doubtful accounts	(0.8)	1.3
Debt extinguishment costs	—	0.9
Changes in assets and liabilities:
Accounts receivable	(17.9)	(64.4)
Inventory	(13.2)	84.6
Other current assets	3.0	4.6
Derivative activity	6.7	7.5
Accounts payable	38.3	(39.5)
Other current liabilities	2.8	4.2
Other, including changes in noncurrent assets and liabilities	6.6	(5.7)

Net cash provided by operating activities	$110.6	$75.7

     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Sales. Sales decreased $232.0 million, or 32.0%, to $492.4 million in the three months ended September 30, 2009 from $724.4 million in the three months ended September 30, 2008. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$133.4	$271.4	(50.9)%
Solvents	70.6	118.7	(40.5)%
Waxes	27.2	39.6	(31.4)%
Fuels (1)	1.6	7.7	(79.9)%
Asphalt and by-products (2)	29.2	48.8	(40.0)%

Total specialty products	$262.0	$486.2	(46.1)%

Total specialty products sales volume (in barrels)	2,402,000	2,619,000	(8.3)%
Fuel products:
Gasoline	$79.2	$82.6	(4.1)%
Diesel	91.0	96.1	(5.3)%
Jet fuel	47.5	57.3	(17.2)%
By-products (3)	12.7	2.2	481.3%

Total fuel products	$230.4	$238.2	(3.3)%

Total fuel products sales volume (in barrels)	2,992,000	2,630,000	13.8%
Total sales	$492.4	$724.4	(32.0)%

Total sales volume (in barrels)	5,394,000	5,249,000	2.8%

____________
(1)	Represents fuels produced in connection with the production of specialty products at the Princeton, Cotton Valley and Karns City facilities.
(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.
(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     Specialty products segment sales for the three months ended September 30, 2009 decreased $224.2 million, or 46.1%, as a result of the 41.3% decrease in the average selling price per barrel and an 8.3% decrease in sales volume as compared the same period in 2008. Specialty products pricing decreased in all categories compared to a 43.4 % decrease in the average cost of crude oil per barrel from the three months ended September 30, 2009 as compared to the same period in 2008. Sales volume decreased from approximately 2.6 million barrels in the third quarter of 2008 to approximately 2.4 million barrels in the third quarter of 2009 primarily as a result of reduced demand for lubricating oils and waxes caused by the current economic downturn.
     Fuel products segment sales for the three months ended September 30, 2009 decreased $7.8 million, or 3.3%, due to a 45.9% decrease in the average selling price per barrel as compared to the third quarter of 2008 as compared to the 43.6% decrease in the average cost of crude oil per barrel for the same period. The average sales price per barrel decreased for all fuel products, with diesel and jet fuel sales prices experiencing the most significant decrease. The decrease in sales prices exceeded the decrease in the average cost of crude oil due primarily to lower crack spreads for all fuel products in the third quarter of 2009 as compared to the same period in 2008 as a result of reduced fuel products demand in the current economic downturn. The decreased sales prices were partially offset by a 13.8% increase in sales volume and a $131.7 million increase in derivative gains on our fuel products cash flow hedges recorded in sales. Please see “Gross Profit” below for discussion of the net impact of our crude oil and fuel products derivative instruments designated as hedges.
     Gross Profit. Gross profit decreased $35.8 million, or 46.5%, to $41.1 million for the three months ended September 30, 2009 from $77.0 million for the three months ended September 30, 2008. Gross profit for our specialty products and fuel products segments was as follows:

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in millions)
Gross profit (loss) by segment:
Specialty products	$33.5	$66.1	(49.3)%
Percentage of sales	12.8%	13.6%
Fuel products	$7.6	$10.9	(30.3)%
Percentage of sales	3.31%	4.6%
Total gross profit	$41.1	$77.0	(46.6)%
Percentage of sales	8.4%	10.6%
     The decrease of $32.6 million in specialty products segment gross profit was primarily due to a reduction in sales volume of 8.3%, as discussed above, and average sales price per barrel decreasing by 41.3% while the average cost of crude oil per barrel fell by 43.4% for an overall reduction of approximately 37.2% in specialty products gross profit per barrel. Offsetting these reductions were lower operating costs primarily due to lower natural gas and electricity costs as market prices for natural gas declined significantly as compared to the prior period.
     Fuel products segment gross profit was negatively impacted by the average selling price per barrel of our fuel products falling by 45.9% while the average cost of crude oil cost per barrel fell by 43.6%. This resulted in an overall reduction of approximately 62.2% in our fuel products gross profit per barrel due to decreasing crack spreads. Partially offsetting this decrease in gross profit per barrel was an 13.8% increase in fuel products sales volume, as discussed above, combined with derivative gains on our fuel products hedges increasing $24.3 million in the third quarter of 2009 compared to the third quarter of 2008. In addition, in 2009, we recognized lower cost of sales of $3.5 million in the fuel products segment due to the liquidation of lower cost inventory layers with no comparable activity in the third quarter of 2008.
     Selling, general and administrative. Selling, general and administrative expenses decreased $4.6 million, or 38.0%, to $7.4 million in the three months ended September 30, 2009 from $12.0 million in the three months ended September 30, 2008. This decrease is primarily due to reduced incentive compensation costs of $1.8 million in 2009 as compared to 2008 and higher bad debt expense in the prior period of $1.3 million.
     Transportation. Transportation expenses decreased $3.1 million, or 14.5%, to $18.5 million in the three months ended September 30, 2009 from $21.7 million in the three months ended September 30, 2008 as a result of reduced lubricating oils, solvents and waxes sales volumes.
     Interest Expense. Interest expense decreased $2.4 million, or 22.7%, to $8.2 million in the three months ended September 30, 2009 from $10.7 million in the three months ended September 30, 2008 primarily due tolower interest rates and lower balances being carried on the revolver and term loan at September 30, 2009 as compared to September 30, 2008.
     Realized gain on derivative instruments. Realized gain on derivative instruments increased $16.7 million to $4.0 million in the three months ended September 30, 2009 from $12.6 million in realized loss for the three months ended September 30, 2008. This increased gain was primarily due to realized gains of $4.5 million in 2009 on our crack spread derivatives that were executed to economically lock in gains on a portion of our fuel products segment derivative hedging activity, with no comparable activity in 2008. In addition, the derivatives used to hedge our specialty products segment crude oil purchases had experienced significant losses in the third quarter of 2008 with no comparable activity in 2009.
     Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased $26.4 million, to $4.5 million in the three months ended September 30, 2009 from a loss of $30.9 million in the three months ended September 30, 2008. This decreased loss is primarily due to significant declines in the market price of crude oil in the third quarter of 2008 resulting in larger derivative losses compared to the same period in 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Sales. Sales decreased $639.6 million, or 32.1%, to $1,350.7 million in the nine months ended September 30, 2009 from $1,990.3 million in the nine months ended September 30, 2008. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2009	2008	% Change
	(Dollars in millions)
Sales by segment:
Specialty products:
Lubricating oils	$362.4	$672.0	(46.1)%
Solvents	186.2	343.7	(45.8)%
Waxes	71.4	111.0	(35.7)%
Fuels (1)	6.5	27.3	(76.3)%
Asphalt and by-products (2)	74.7	114.6	(34.9)%

Total specialty products	$701.2	$1,268.6	(44.7)%

Total specialty products volume (in barrels)	6,983,000	8,279,000	(15.6)%
Fuel products:
Gasoline	$229.4	$259.5	(11.6)%
Diesel	274.7	302.5	(9.2)%
Jet fuel	128.9	149.0	(13.5)%
By-products (3)	16.5	10.7	54.2%

Total fuel products	$649.5	$721.7	(10.0)%

Total fuel products sales volumes (in barrels)	8,659,000	7,870,000	10.0%
Total sales	$1,350.7	$1,990.3	(32.1)%

Total sales volumes (in barrels)	15,642,000	16,149,000	(3.1)%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.
     Specialty products segment sales for the nine months ended September 30, 2009 decreased $567.4 million, or 44.7%, primarily due to a 34.5% decrease in the average selling price per barrel, with prices decreasing across all specialty product categories except waxes. In addition, specialty products segment volumes sold decreased by 15.6%. Specialty pricing decreased in response to the 50.9% decrease in the average cost of crude oil per barrel from the nine months ended September 30, 2008 to the same period in 2009. Sales volume decreased from approximately 8.3 million barrels in the nine months ended September 30, 2008 to approximately 7.0 million barrels in the nine months ended September 30, 2009 primarily due to lower demand for lubricating oils, solvents and waxes as a result of the current economic downturn.
     Fuel products segment sales for the nine months ended September 30, 2009 decreased $72.2 million, or 10.0%, primarily due to a 50.2% decrease in the average selling price per barrel as compared to a 51.3% decrease in the overall cost of crude oil per barrel. The decrease in sales price per barrel was across all fuel products categories. Fuel products segment sales were positively impacted by a 10.0% increase in sales volumes, from approximately 7.8 million barrels in the nine months ended September 30, 2008 to 8.7 million barrels in the nine months ended September 30, 2009, primarily due to increases in diesel and jet fuel sales volume as a result of the startup of the Shreveport refinery expansion project during the second quarter of 2008. Further offsetting the decrease in pricing was a $399.1 million increase in derivative gains on our fuel products cash flow hedges, recorded in sales. Please see “Gross Profit” below for the net impact of our crude oil and fuel products derivative instruments designated as hedges.

     Gross Profit. Gross profit decreased $34.2 million, or 19.8%, to $138.5 million for the nine months ended September 30, 2009 from $172.7 million for the nine months ended September 30, 2008. Gross profit for our specialty and fuel products segments was as follows:

	Nine Months Ended September 30,
	2009	2008	% Change
	(Dollars in millions)
Gross profit by segment:
Specialty products	$114.1	$109.9	3.8%
Percentage of sales	16.3%	8.7%
Fuel products	$24.4	$62.8	(61.1)%
Percentage of sales	3.8%	8.7%
Total gross profit	$138.5	$172.7	(19.8)%
Percentage of sales	10.3%	8.7%
     The increase in specialty products segment gross profit was primarily due to the 50.9% reduction in the cost of crude oil, offset by the 34.5% reduction in average selling price per barrel and 15.6% decrease in sales volume previously discussed. Further improving gross profit were lower operating costs primarily as a result of the decrease in natural gas costs. Partially offsetting the improvements to gross profit was a $22.2 million reduction in derivative gains in 2009 as compared to 2008. In addition, in the nine months ended September, 30 2008 we recognized a $39.1 million gain from the liquidation of lower cost inventory layers with no comparable activity in the same period in 2009.
     The decrease in fuel products segment gross profit was primarily due to the 50.2% reduction in the average selling price per barrel of fuel products as compared to the 51.3% reduction in crude oil cost per barrel for an overall reduction of approximately 43.3% in our gross profit per barrel. Fuel product sales volume has not changed significantly in 2009 as compared to 2008. In addition, in the nine months ended September 30, 2009 and 2008, we recognized lower cost of sales of $3.5 million and $8.7 million, respectively, in the fuel products segment due to the liquidation of lower cost inventory layers. Partially offsetting the decrease in gross profit were increased derivative gains of $44.0 million from our crack spread cash flow hedges.
     Selling, general and administrative. Selling, general and administrative expenses decreased $6.0 million, or 20.1%, to $23.7 million in the nine months ended September 30, 2009 from $29.7 million in the nine months ended September 30, 2008. This decrease is primarily due to synergies achieved in 2009 related to the Penreco acquisition of approximately $1.0 million as compared to 2008 and lower compensation expenses of $1.9 million along with reduced bad debt expense of $2.6 million, which includes a recovery in 2009 of $0.9 million from a fully reserved account receivable.
     Transportation. Transportation expenses decreased $16.9 million, or 25.4%, to $49.8 million in the nine months ended September 30, 2009 from $66.7 million in the nine months ended September 30, 2008 as a result of reduced lubricating oils, solvents and waxes sales volumes.
     Interest expense. Interest expense increased $1.0 million, or 3.9%, to $25.3 million in the nine months ended September 30, 2009 from $24.4 million in the nine months ended September 30, 2008. This increase was primarily due to the completion of the Shreveport refinery expansion project in the second quarter of 2008 resulting in higher average debt balances in 2009 compared to the prior year, partially offset by lower interest rates.
     Realized gain on derivative instruments. Realized gain on derivative instruments increased $16.2 million to $3.2 million in the nine months ended September 30, 2009 from a $13.0 million loss in the nine months ended September 30, 2008. This increased gain was primarily due to realized gains on our crack spread derivatives that were executed to lock in gains on a portion of our fuel products segment derivative hedging activity in 2009 with no comparable activity in 2008. In addition, the derivatives used to hedge our specialty products crude oil purchases had experienced significant losses in the third quarter of 2008 with no comparable activity in 2009.
     Unrealized gain on derivative instruments. Unrealized gain on derivative instruments increased $31.5 million, to a gain of $17.6 million in the nine months ended September 30, 2009 from a loss of $13.9 million for the nine months ended September 30, 2008. This increase was primarily due to the derivatives used to economically hedge our specialty products crude oil purchases experiencing significant losses in 2008 as market prices declined in the third quarter with no comparable losses in 2009.

     Gain on sale of mineral rights. We recorded a $5.8 million gain in 2008 resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party which was accounted for as a sale. We have retained a royalty interest in any future production associated with these mineral rights.
Liquidity and Capital Resources
     Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions and debt service. We expect that our principal uses of cash in the future will be for distributions to our limited partners and general partner, debt service, and capital expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. Given the current credit environment and our continued efforts to reduce leverage to ensure continued covenant compliance under our credit facilities, we do not anticipate completing any significant acquisitions, internal growth projects or replacement and environmental capital expenditures which would cause total spending in these areas to exceed $5.0 million during the remainder of 2009 and $30.0 million during 2010. With the uncertain status of the credit and equity markets, we anticipate future capital expenditures will be funded with current cash flow from operations and borrowings under our existing revolving credit facility.
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
     The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2009	2008
	(In millions)
Net cash provided by operating activities	$110.6	$75.7
Net cash used in investing activities	$(19.9)	$(430.9)
Net cash provided by (used in) financing activities	$(88.1)	$355.3
     Operating Activities. Operating activities provided $110.6 million in cash during the nine months ended September 30, 2009 compared to $75.7 million during the nine months ended September 30, 2008. The increase in cash provided by operating activities was primarily due to increased net income of $27.7 million and an improvement in net working capital as compared to the prior year primarily due to increased accounts payable partially offset by increased accounts receivable and inventory.
     Investing Activities. Cash used in investing activities decreased to $19.0 million during the nine months ended September 30, 2009 compared to $430.9 million during the nine months ended September 30, 2008. The 2008 period includes the acquisition of Penreco for $269.1 million and capital expenditures related to the Shreveport expansion project in the first nine months of 2008.
     Financing Activities. Financing activities used cash of $88.1 million during the nine months ended September 30, 2009 as compared to cash provided of $355.3 million during the nine months ended September 30, 2008. The 2008 period includes the net cash proceeds of approximately $327.9 million received from the term loan facility which closed on January 3, 2008.

     On October 20, 2009, the Company declared a quarterly cash distribution of $0.45 per unit on all outstanding units, or $14.8 million, for the quarter ended September 30, 2009. The distribution will be paid on November 13, 2009 to unitholders of record as of the close of business on November 3, 2009. This quarterly distribution of $0.45 per unit equates to $1.80 per unit, or $59.3 million, on an annualized basis.
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

	Nine Months Ended September 30,
	2009	2008
	(In millions)
Capital improvement expenditures	$8.0	$157.7
Replacement capital expenditures	10.2	2.6
Environmental expenditures	2.5	1.5

Total	$20.7	$161.8

     We anticipate that future capital expenditure requirements will be provided through cash provided by operations and available borrowings under our revolving credit facility unless the debt and equity capital markets improve in the near term. Management expects to invest approximately $5.0 million in expenditures at its various locations during the remainder of 2009 and approximately $30.0 million during 2010, with the majority of the spending for replacement and environmental capital expenditures. We plan to continue to maintain a conservative capital expenditure budget until additional improvements in our liquidity and debt covenant compliance performance metrics have been achieved.
Debt and Credit Facilities
     As of September 30, 2009, our credit facilities consist of:
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
     Borrowings under the amended revolving credit facility are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. As such, the borrowing base fluctuates based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base cannot exceed the total commitments of the lender group. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $375.0 million. The number of lenders in our facility has been reduced from ten due to an acquisition. If further acquisitions occur, we will increase the concentration of our exposure to certain financial institutions. Currently, the largest member of our bank group provides a commitment for $87.5 million. The smallest commitment is $15.0 million and the median commitment is $42.5 million. In the event of a default by one of the lenders in the syndicate, the total commitments under the revolving credit facility would be reduced by the defaulting lenders’ commitment, unless another lender or a combination of lenders increase their commitments to replace the defaulting lender. In the alternative, the revolving credit facility also permits us to replace a defaulting lender. Although we do not expect any current lenders to default under the revolving credit facility, we can provide no assurances. Our borrowing base at September 30, 2009 was $200.6 million, thus, we would have to experience defaults in commitments totaling $174.4 million from our lender group before it would impact our liquidity as of September 30, 2009. This would require at least three of our nine lenders to default in order for it to impact our current liquidity position under the revolving credit facility.

     The revolving credit facility, which is our primary source of liquidity for cash needs in excess of cash generated from operations, currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at our option. This margin is currently at 50 basis points for prime and 200 basis points for LIBOR; however, it fluctuates based on quarterly measurement of our Consolidated Leverage Ratio as discussed below. The lenders under our revolving credit facility have a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets. The revolving credit facility matures in January 2013. On September 30, 2009, we had availability on our revolving credit facility of $89.5 million, based upon a $200.6 million borrowing base, $41.9 million in outstanding standby letters of credit, and outstanding borrowings of $69.1 million under the revolving credit facility. The continued improvement in our availability of $37.6 million from December 31, 2008 is due to cash generated from operations, offset by distributions to partners, debt service requirements and a net increase in working capital primarily due to increased inventory levels. We believe that we have sufficient cash flow from operations and borrowing capacity to meet our financial commitments, minimum quarterly distributions to unit holders, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations or a significant, sustained decline in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the financial covenants under our credit facilities. Substantial declines in crude oil prices, if sustained, may materially diminish our borrowing base which is based, in part, on the value of our crude oil inventory and could result in a material reduction in our borrowing capacity under our revolving credit facility.
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
     Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters and as of September 30, 2009 the Company was in compliance with all financial covenants under its credit agreements.
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
     If an event of default exists under our credit agreements, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default is defined as nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the credit agreement or other loan documents, subject to certain grace periods; payment defaults in respect of other indebtedness; cross-defaults in other indebtedness if the effect of such default is to cause the acceleration of such indebtedness under any material agreement if such default could have a material adverse effect on us; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control in us. We believe we are in compliance with all debt covenants and have adequate liquidity to conduct our business as of September 30, 2009.

Contractual Obligations and Commercial Commitments
     A summary of our total contractual cash obligations as of September 30, 2009, is as follows:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt obligations, excluding capital lease obligations	$441,302	$3,850	$7,700	$76,804	$352,948
Interest on long-term debt at contractual rates	104,633	22,726	44,483	33,299	4,125
Capital lease obligations	1,900	820	1,080	—	—
Operating lease obligations (1)	35,735	11,016	14,828	8,311	1,580
Letters of credit (2)	91,942	41,942	—	50,000	—
Purchase commitments (3)	160,203	160,203	—	—	—
Pension obligations	13,000	—	8,000	5,000	—
Employment agreements (4)	495	371	124	—	—

Total obligations	$849,210	$240,928	$76,215	$173,414	$358,653

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through August 2015.

(2)	Letters of credit supporting crude oil purchases, precious metals leasing and hedging activities.

(3)	Purchase commitments consist of obligations to purchase fixed volumes of crude oil and other feedstock from various suppliers based on current market prices at the time of delivery.

(4)	Annual base salary compensation under the employment agreement of F. William Grube, chief executive officer and president.
     In connection with the closing of the Penreco acquisition on January 3, 2008, we entered into a feedstock purchase agreement with ConocoPhillips Company related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $46.8 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of September 30, 2009. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to us as liquidated damages.
In connection with the agreements entered into with Houston Refining on September 29, 2009, we are required to purchase a minimum of approximately 3,000 bpd of naphthenic lubricating oils from Houston Refining and to have approximately 800 bpd of white oils processed at their Houston refinery. These requirements became effective when the agreements were deemed effective as of November 4, 2009 upon the approval of LyondellBasell’s motion for entry of an order by the U.S. Bankruptcy Court authorizing the rejection by LyondellBasell of the agreements currently in place with third parties covering these products.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A in our 2008 Annual Report on Form 10-K. There have been no material changes in that information other than as discussed below. Also, see Note 8 and Note 10 under Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional discussion related to derivative instruments and hedging activities.

Commodity Price Risk
     As of September 30, 2009, we estimate we have executed derivative instruments to hedge approximately 15% to 20%% of forecasted specialty products segment crude oil purchases through December 31, 2009. Also, as of September 30, 2009 we estimate we are over 60% and 50% hedged for the forward twelve and twenty-four months, respectively, for our fuel products segment crack spread exposure. The Company enters into crude oil, gasoline, diesel and jet fuel hedges to hedge an implied crack spread. Therefore, any increase in crude oil swap mark-to-market valuation due to changes in commodity prices will generally be accompanied by a decrease in gasoline, diesel and jet fuel swap mark-to-market valuation. The change in fair value expected from a $1 per unit change in commodity prices are shown in the table below:

In millions
Crude oil swaps	$14.8
Diesel swaps	$(8.3)
Jet fuel swaps	$(2.3)
Gasoline swaps	$(4.2)
Crude oil collars	$0.5
Jet fuel collars	$—
Natural gas swaps	$0.1
Interest Rate Risk
     We are exposed to market risk from fluctuations in interest rates. Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates. As of September 30, 2009, we had approximately $441.3 million of variable rate debt. Holding other variables constant (such as debt levels), a one hundred basis point change in interest rates on our variable rate debt as of September 30, 2009 would be expected to have an impact on net income and cash flows of approximately $4.4 million.
     We have a $375.0 million revolving credit facility as of September 30, 2009, bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. We had borrowings of $69.1 million outstanding under this facility as of September 30, 2009, bearing interest at the prime rate plus the applicable margin of 50 basis points.
Existing Commodity Derivative Instruments
     Fuel Products Segment
     The following table provides a summary of the implied crack spreads for the crude oil, diesel and gasoline swaps as of September 30, 2009 disclosed in Note 8 under Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”, all of which are designated as hedges.

			Implied Crack
Crude Oil and Fuel Products Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Fourth Quarter 2009	2,070,000	22,500	11.43
Calendar Year 2010	7,300,000	20,000	11.32
Calendar Year 2011	5,384,000	14,751	12.19

Totals	14,754,000
Average price			$11.65

     The following table provides a summary of our derivative instruments and implied crack spreads for the crude oil and gasoline swaps as of September 30, 2009 disclosed in Note 8 under Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”, none of which are designated as hedges. These trades were used to economically freeze a portion of the mark-to-market valuation gain for the above crack spread trades.

			Implied Crack
Crude Oil and Fuel Products Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Fourth Quarter 2009	460,000	5,000	(2.13)
Calendar 2010	547,500	1,500	0.17

Totals	1,007,000
Average price			$(0.88)
     At September 30, 2009, the Company had the following jet fuel put options related to jet fuel crack spreads in its fuel products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Put
Jet Fuel Put Option Crack Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
January 2011	216,500	6,984	$4.00	$6.00
February 2011	197,000	7,036	4.00	6.00
March 2011	216,500	6,984	4.00	6.00

Totals	630,000
Average price			$4.00	$6.00
Specialty Products Segment
     At September 30, 2009, the Company had 460,000 barrels of crude oil derivative positions related to crude oil purchases in its specialty products segment, none of which are designated as hedges. Please refer to Note 8 under Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for detailed information on these derivatives. At September 30, 2009, we have provided no cash collateral in credit support to our hedging counterparties.
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

PART II
Item 1. Legal Proceedings
     We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Note 6 “Commitments and Contingencies” in Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a description of our current regulatory matters related to the environment.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q filed on May 8, 2009 and August 7, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
10.1	Amendment No. 1 to Crude Oil Supply Agreement, dated as of September 30, 2009 and effective September 1, 2009, between Calumet Shreveport Fuels, LLC., customer, and Legacy Resources Co., L.P., supplier.

10.2	Crude Oil Supply Agreement, dated September 1, 2009, between Calumet Shreveport Fuels, LLC and Legacy Resources Co., L.P., (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 4, 2009 (File No. 000-51734).

31.1	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

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
R. Patrick Murray, II Vice President, Chief Financial Officer and
Secretary of Calumet GP, LLC, general partner of Calumet Specialty Products Partners, L.P. (Authorized Person and Principal Accounting Officer)

Date: November 6, 2009

Index to Exhibits

Exhibit
Number	Description
10.1	Amendment No. 1 to Crude Oil Supply Agreement, dated as of September 30, 2009 and effective September 1, 2009, between Calumet Shreveport Fuels, LLC, customer, and Legacy Resources Co., L.P., supplier.

10.2	Crude Oil Supply Agreement, dated September 1, 2009, between Calumet Shreveport Fuels, LLC and Legacy Resources Co., L.P., (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 4, 2009 (File No. 000-51734).

31.1	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1	Section 1350 certification of F. William Grube and R. Patrick Murray, II.