Form 10-K
period 2009-12-31
Calumet Specialty Products Partners, L.P.
filed 2010-02-26
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $202.4 million on June 30, 2009, based on $15.50 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.

At February 25, 2010, there were 22,213,778 common units and 13,066,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2009 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) expected settlements with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental and regulatory liabilities, (ii) our anticipated levels of use of derivatives to mitigate our exposure to crude oil price changes and fuel products price changes, (iii) future compliance with our debt covenants, and (iv) future activities associated with our contractual arrangements with LyondellBasell, as well as other matters discussed in this Form 10-K that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Form 10-K. The risk factors and other factors noted throughout this Form 10-K could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to, the following:

•	the overall demand for specialty hydrocarbon products, fuels and other refined products;

•	our ability to produce specialty products and fuels that meet our customers’ unique and precise specifications;

•	the impact of fluctuations and rapid increases or decreases in crude oil and crack spread prices, including the resulting impact on our liquidity;

•	the results of our hedging and other risk management activities;

•	our ability to comply with financial covenants contained in our credit agreements;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	labor relations;

•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit ratings and ability to receive open credit lines from our suppliers;

•	demand for various grades of crude oil and resulting changes in pricing conditions;

•	fluctuations in refinery capacity;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	hurricane or other weather interference with business operations;

•	fluctuations in the debt and equity markets;

•	accidents or other unscheduled shutdowns; and

•	general economic, market or business conditions.

Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statement. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Please read Item 1A “Risk Factors” and Item 6A “Quantitative and Qualitative Disclosures About Market Risk.” We will not update these statements unless securities laws require us to do so.

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

References in this Form 10-K to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Partnership,” “the Company,” “we,” “our,” “us” or like terms, when used in a historical context prior to January 31, 2006, refer to the assets and liabilities of Calumet Lubricants Co., Limited Partnership and its subsidiaries of which substantially all such assets and liabilities were contributed to Calumet Specialty Products Partners, L.P. and its subsidiaries upon the completion of our initial public offering. When used in the present tense or prospectively, those terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References to “Predecessor” in this Form 10-K refer to Calumet Lubricants Co., Limited Partnership. The results of operations for the year ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006. References in this Form 10-K to “our general partner” refer to Calumet GP, LLC.

PART I

Items 1 and 2.  Business and Properties

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We own plants located in Princeton, Louisiana; Cotton Valley, Louisiana; Shreveport, Louisiana; Karns City, Pennsylvania and Dickinson, Texas and a terminal located in Burnham, Illinois. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products which are allocated to either the specialty products or fuel products segment. The asphalt and other by-products produced in connection with the production of specialty products at our Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at our Shreveport refinery are included in our fuel products segment. The fuel products produced in connection with the production of specialty products at our Princeton and Cotton Valley refineries and our Karns City facility are included in our specialty products segment. For 2009, approximately 81.8% of our gross profit was generated from our specialty products segment and approximately 18.2% of our gross profit was generated from our fuel products segment. We continue to focus on the growth of our specialty products segment. The acquisition of Penreco on January 3, 2008 and our entry into sales and processing agreements with LyondellBasell, effective November 4, 2009, expanded our specialty products offering and customer base. For additional discussion of the Penreco acquisition and the LyondellBasell contractual arrangements, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Penreco Acquisition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — LyondellBasell Agreements.”

Our operating assets and contractual agreements consist of our:

•	Princeton Refinery. Our Princeton refinery, located in northwest Louisiana and acquired in 1990, produces specialty lubricating oils, including process oils, base oils, transformer oils and refrigeration oils that are used in a variety of industrial and automotive applications. The Princeton refinery has aggregate crude oil throughput capacity of approximately 10,000 barrels per day (bpd).

•	Cotton Valley Refinery. Our Cotton Valley refinery, located in northwest Louisiana and acquired in 1995, produces specialty solvents that are used principally in the manufacture of paints, cleaners and automotive products. The Cotton Valley refinery has aggregate crude oil throughput capacity of approximately 13,500 bpd.

•	Shreveport Refinery. Our Shreveport refinery, located in northwest Louisiana and acquired in 2001, produces specialty lubricating oils and waxes, as well as fuel products such as gasoline, diesel and jet fuel. The Shreveport refinery has aggregate crude oil throughput capacity of approximately 60,000 bpd following the completion of a major expansion project in May 2008.

•	Karns City Facility. Our Karns City facility, located in western Pennsylvania and acquired in the 2008 Penreco acquisition, produces white mineral oils, petrolatums, solvents, gelled hydrocarbons, cable fillers, and natural petroleum sulfonates. The Karns City facility has aggregate feedstock throughput capacity of approximately 5,500 bpd.

•	Dickinson Facility. Our Dickinson facility, located in southeastern Texas and acquired in the 2008 Penreco acquisition, produces white mineral oils, compressor lubricants and natural petroleum sulfonates. The Dickinson facility currently has aggregate feedstock throughput capacity of approximately 1,300 bpd.

•	LyondellBasell Agreements. Effective November 4, 2009, we entered into agreements with an initial term of five years (the “LyondellBasell Agreements”) with Houston Refining LP, a wholly-owned subsidiary of LyondellBasell (“Houston Refining”), to form a long-term exclusive specialty products affiliation. The initial term of the LyondellBasell Agreements lasts until October 31, 2014. After October 31, 2014 the agreements are automatically extended for additional one-year terms unless either party provides 24 months’ notice of a desire to terminate either the initial term or any renewal term. Under the terms of the LyondellBasell Agreements, (i) we are the exclusive purchaser of Houston Refining’s naphthenic lubricating oil production at its Houston, Texas refinery and are required to purchase a minimum of approximately 3,000 bpd, and (ii) Houston Refining will process a minimum of approximately 800 bpd of white mineral oil for us at its Houston, Texas refinery, which will supplement the existing white mineral oil production at our Karns City, Pennsylvania and Dickinson, Texas facilities. We also have exclusive right to use certain LyondellBasell registered trademarks and tradenames including Tufflo, Duoprime, Duotreat, Crystex, Ideal and Aquamarine. The LyondellBasell Agreements were deemed effective as of November 4, 2009 upon the approval of LyondellBasell’s debtor motions before the U.S. Bankruptcy Court.

•	Distribution and Logistics Assets. We own and operate a terminal in Burnham, Illinois with a storage capacity of approximately 150,000 barrels that facilitates the distribution of product in the Upper Midwest and East Coast regions of the United States and in Canada. In addition, we lease approximately 1,550 railcars to receive crude oil or distribute our products throughout the United States and Canada. We also have approximately 6.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.

Business Strategies

Our management team is dedicated to improving our operations by executing the following strategies:

•	Concentrate on stable cash flows. We intend to continue to focus on businesses and assets that generate stable cash flows. Approximately 52.6% of our sales and 81.8% of our gross profit for 2009 were generated by the sale of specialty products, a segment of our business which is characterized by stable customer relationships due to our customers’ requirements for highly specialized products. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers and by maintaining a shorter-term crude oil hedging program. Also, in our fuel products segment, which accounted for 18.2% of our gross profit in 2009, we seek to mitigate our exposure to fuel products margin volatility by maintaining a long-term hedging program. In 2009, fuel crack spreads declined significantly and we partially offset this impact with cash flows of $47.8 million in our fuel products segment from derivatives used to hedge crack spreads. In summary, we believe the diversity of our products, our broad customer base and our hedging activities help contribute to the stability of our cash flows.

•	Develop and expand our customer relationships. Due to the specialized nature of, and the long lead-time associated with, the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that our larger competitors do not work with customers as we do from product design to delivery for smaller volume specialty products like ours. We intend to continue to assist our existing customers in expanding their product offerings as well as marketing specialty product formulations to new customers. By striving to maintain our long-term relationships with our existing customers and by adding new customers, we seek to limit our dependence on a small number of customers. Our Penreco acquisition has allowed us to increase our customer base by approximately 1,500 customers since January 1, 2008 and has enhanced our ability to expand our product offering and to meet our customers’ needs.

•	Enhance profitability of our existing assets. We continue to evaluate opportunities to improve our existing asset base to increase our throughput, profitability and cash flows. Following each of our asset acquisitions, we have undertaken projects designed to maximize the profitability of our acquired assets. We intend to further increase the profitability of our existing asset base through various measures which may include changing the product mix of our processing units, debottlenecking and expanding units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. For example, in late

2004 at the Shreveport refinery we recommissioned certain of its previously idled fuels production units, refurbished existing fuels production units, converted existing units to improve gasoline blending profitability and expanded capacity to approximately 42,000 bpd to increase lubricating oil and fuels production. Also, in December 2006 we commenced construction of an expansion project at our Shreveport refinery that was completed and operational in May 2008 to increase its aggregate crude oil throughput capacity from 42,000 bpd to approximately 60,000 bpd. For additional discussion of this project, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.” In 2009, we focused on optimizing current operations including energy savings initiatives, product quality enhancements, and product yield improvements. We intend to continue this approach with our existing assets in 2010.

•	Pursue strategic and complementary acquisitions. Since 1990, our management team has demonstrated the ability to identify opportunities to acquire assets and product lines where we can enhance operations and improve profitability. In the future, we intend to continue to make strategic acquisitions of assets or enter into agreements with third parties that offer the opportunity for operational efficiencies, the potential for increased utilization and expansion of facilities, or the expansion of product offerings in our specialty products segment. In addition, we may pursue selected acquisitions in new geographic or product areas to the extent we perceive similar opportunities. For example, on January 3, 2008, we acquired Penreco from ConocoPhillips Company (“ConocoPhillips”) and M.E. Zukerman Specialty Oil Corporation for a purchase price of approximately $269.1 million and effective November 4, 2009, we entered into sales and processing agreements with LyondellBasell related to naphthenic lubricating and white mineral oils. For additional discussion please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•	We offer our customers a diverse range of specialty products. We offer a wide range of over 1,000 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than our competitors generally gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. A contributing factor to our ability to produce numerous specialty products is our ability to ship products between our facilities for product upgrading in order to meet customer specifications.

•	We have strong relationships with a broad customer base. We have long-term relationships with many of our customers, and we believe that we will continue to benefit from these relationships. Our customer base includes over 2,600 companies and we are continually seeking new customers. No single specialty products customer accounts for more than 10% of our consolidated sales.

•	Our facilities have advanced technology. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products and to produce fuel products that comply with new low sulfur fuel regulations. For example, our Shreveport and Cotton Valley refineries have the capability to make all of their low sulfur diesel into ultra low sulfur diesel and all of the Shreveport refinery’s gasoline production meets low sulfur standards set by the U.S. Environmental Protection Agency (“EPA”). Also, unlike larger refineries, which lack some of the equipment necessary to achieve the narrow distillation ranges associated with the production of specialty products, our operations are capable of producing a wide range of products tailored to our customers’ needs. We have also upgraded the operations of many of our assets through our investment in advanced, computerized refinery process controls.

•	We have an experienced management team. Our management has a proven track record of enhancing value through the acquisition, exploitation and integration of refining assets and the development and marketing of specialty products. Our senior management team, the majority of whom have been working together since 1990, has an average of over 25 years of industry experience. Our team’s extensive experience and contacts within the refining industry provide a strong foundation and focus for managing and enhancing our operations, accessing strategic acquisition opportunities and constructing and enhancing the profitability of new assets.

Our Operating Assets and Contractual Arrangements

General

We own and operate facilities in northwest Louisiana, which consist of the Princeton refinery, the Cotton Valley refinery and the Shreveport refinery, facilities in Karns City, Pennsylvania and Dickinson, Texas, a terminal in Burnham, Illinois. We also have contractual arrangements with LyondellBasell and other third parties which provide us additional volumes of finished products for our specialty products segment.

The following table sets forth information about our combined operations. Production volume differs from sales volume due to changes in inventory. The following table does not include operations of our Karns City, Pennsylvania and Dickinson, Texas facilities for 2007, as we did not acquire these facilities until January 3, 2008 with the acquisition of Penreco, nor does it include LyondellBasell Agreements volumes in 2008 and 2007, as such agreements were not deemed effective until November 4, 2009.

	Year Ended December 31,
	2009	2008	2007
	(In bpd)

Total sales volume (1)	57,086	56,232	47,663
Total feedstock runs (2)	60,081	56,243	48,354
Production:
Specialty products:
Lubricating oils	11,681	12,462	10,734
Solvents	7,749	8,130	5,104
Waxes	1,049	1,736	1,177
Fuels	853	1,208	1,951
Asphalt and other by-products	7,574	6,623	6,157

Total	28,906	30,159	25,123

Fuel products:
Gasoline	9,892	8,476	7,780
Diesel	12,796	10,407	5,736
Jet fuel	6,709	5,918	7,749
By-products	489	370	1,348

Total	29,886	25,171	22,613

Total production (3)	58,792	55,330	47,736

(1)	Total sales volume includes sales from the production of our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and, beginning in 2008, at certain third-party facilities pursuant to supply and/or processing agreements. The increase in feedstock runs in 2009 was due to the Shreveport refinery expansion project being placed in service in May 2008 resulting in a full year of increased production in 2009 compared to 2008 and the addition of the LyondellBasell Agreements in 2009. Partially offsetting this increase were lower overall feedstock runs at our other facilities in 2009 compared to 2008 due to general economic conditions. The increase in feedstock runs in 2008 compared to 2007 is primarily due to the acquisition of the Karns City and the Dickinson facilities as part of the Penreco acquisition and the completion of the Shreveport refinery expansion project in May 2008. These increases were partially offset by decreases in production rates in the fourth quarter of 2008 due to scheduled turnarounds at our Princeton, Cotton Valley and Shreveport refineries.

(3)	Total production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and, beginning in 2008, at certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss. The change in production mix to higher fuel products production in 2009 compared to 2008 is due primarily to reduced demand for certain specialty products due to overall economic conditions.

Set forth below is information regarding sales of our principal products by segment.

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Sales of specialty products:
Lubricating oils	$500.9	$841.2	$478.1
Solvents	260.2	419.8	199.8
Waxes	97.7	142.5	61.6
Fuels	9.0	30.4	52.5
Asphalt and other by-products	103.4	144.1	74.7

Total	971.2	1,578.0	866.7

Sales of fuel products:
Gasoline	$317.4	$332.7	$307.1
Diesel	372.4	379.7	203.7
Jet fuel	167.6	186.7	225.9
By-products	18.0	11.9	34.4

Total	875.4	911.0	771.1

Consolidated sales	$1,846.6	$2,489.0	$1,637.8

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

	Princeton Refinery
	Year Ended December 31,
	2009	2008	2007
	(In bpd)

Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	6,076	6,516	7,226
Total refinery production (1)	5,999	6,551	7,198

(1)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

The Princeton refinery has a hydrotreater and significant fractionation capability enabling the refining of high quality naphthenic lubricating oils at numerous distillation ranges. The Princeton refinery’s processing capabilities consist of atmospheric and vacuum distillation, hydrotreating, asphalt oxidation processing and clay/acid treating facilities. In addition, we have the necessary tankage and technology to process our asphalt into higher value applications such as coatings and road paving.

The Princeton refinery receives crude oil via tank truck, railcar and pipeline. Its crude oil supply primarily originates from east Texas and north Louisiana and is purchased through Legacy Resources Co., L.P. (“Legacy Resources”), a related party. See Item 13 “Certain Relationships, and Related Transactions and Director Independence — Crude Oil Purchases” for additional information regarding our crude oil purchases from Legacy Resources. The Princeton refinery ships its finished products throughout the country by both truck and railcar service.

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

The Cotton Valley refinery currently consists of three major processing units that include a crude unit, a hydrotreater and a fractionation train, approximately 625,000 barrels of storage capacity in 74 storage tanks and related loading and unloading facilities and utilities. The Cotton Valley refinery also has a utility fractionator for batch processing of narrow distillation range specialty solvents. Since our acquisition in 1995, we have expanded the refinery’s capabilities by installing a hydrotreater that removes aromatics, increased the crude unit processing capability to 13,500 bpd and reconfigured the refinery’s fractionation train to improve product quality, enhance flexibility and lower utility costs. The following table sets forth historical information about production at our Cotton Valley refinery.

	Cotton Valley Refinery
	Year Ended December 31,
	2009	2008	2007
	(In bpd)

Crude oil throughput capacity	13,500	13,500	13,500
Total feedstock runs (1)(2)	5,466	6,175	6,775
Total refinery production (2)(3)	6,455	6,757	7,573

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

(2)	Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

(3)	Total refinery production includes certain interplant feedstocks supplied to our Shreveport refinery.

The Cotton Valley refinery configuration is flexible, which allows us to respond to market changes and customer demands by modifying its product mix. The reconfigured fractionation train also allows the refinery to satisfy demand fluctuations efficiently without large product inventory requirements.

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

The Shreveport refinery consists of 16 major processing units, approximately 3.4 million barrels of storage capacity in 141 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Shreveport refinery in 2001, we have expanded the refinery’s capabilities by adding additional processing and blending facilities, added a second reactor to the high pressure hydrotreater, resumed production of gasoline, diesel and other fuel products at the refinery, and added both 18,000 bpd of capacity and the capability to run up to 25,000 bpd of sour crude oil with the expansion project completed in May 2008. The following table sets forth historical information about production at our Shreveport refinery.

	Shreveport Refinery
	Year Ended December 31,
	2009	2008	2007
	(In bpd)

Crude oil throughput capacity	60,000	60,000	42,000
Total feedstock runs (1)(2)	43,639	37,096	34,352
Total refinery production (2)(3)	43,467	35,566	32,819

(1)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our Shreveport refinery. Total feedstock runs do not include certain interplant feedstocks supplied by our Cotton Valley refinery. The increase in feedstock runs in 2009 compared to 2008 was due to the Shreveport refinery expansion project being placed in service in May 2008 resulting in a full year of increased production in 2009 compared to 2008. The increase in feedstock runs in 2008 compared to 2007 was primarily due to the completion of the expansion project in May 2008, offset by decreases in production rates in the fourth quarter of 2008 due to the economic downturn.

(2)	Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

(3)	Total refinery production includes certain interplant feedstocks supplied to our Cotton Valley refinery and Karns City facility.

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

Karns City Facility

The Karns City facility, located on a 225-acre site in Karns City, Pennsylvania, currently has aggregate base oil throughput capacity of 5,500 bpd and is currently processing white mineral oils, petrolatums, gelled hydrocarbons, cable fillers, and natural petroleum sulfonates. The Karns City facility consists of seven major processing units including hydrotreating, bender treating, fractionation, acid treating, filtering and blending, approximately 817,000 barrels of storage capacity in 309 tanks and related loading and unloading facilities and utilities. The facility receives its base oil feedstocks by railcar and truck under long-term supply agreements with various suppliers, the most significant of which is ConocoPhillips. Please read “— Crude Oil and Feedstock Supply” for further discussion of the long-term supply agreements with ConocoPhillips.

Dickinson Facility

The Dickinson facility, located on a 28-acre site in Dickinson, Texas, currently has aggregate base oil throughput capacity of 1,300 bpd and is currently processing white mineral oils, compressor lubricants, and natural petroleum sulfonates. The Dickinson facility consists of three major processing units including acid treating, filtering, and blending, approximately 183,000 barrels of storage capacity in 186 tanks and related loading and unloading facilities and utilities. The facility receives its base oil feedstocks by railcar and truck under long-term supply agreements with various suppliers, the most significant of which is ConocoPhillips. Please read “— Crude Oil and Feedstock Supply” for further discussion of the long-term supply agreements with ConocoPhillips.

The following table sets forth the combined historical information about production at our Karns City and Dickinson facilities.

	Combined Karns City
	and Dickinson Facilities
	Year Ended December 31,
	2009	2008
	(in bpd)

Feedstock throughput capacity (1)	6,800	6,800
Total feedstock runs (2)	4,595	6,456
Total production (3)	4,590	6,456

(1)	Includes Karns City and Dickinson facilities only.

(2)	Includes feedstock runs at our Karns City and Dickinson facilities as well as throughput at certain third-party facilities pursuant to supply and/or processing agreements and includes certain interplant feedstocks supplied from our Shreveport refinery.

(3)	Total production represents the barrels per day of specialty products yielded from processing feedstocks at our Karns City and Dickinson facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products.

LyondellBasell Agreements

Effective November 4, 2009, we entered into the LyondellBasell Agreements with an initial term of five years, with Houston Refining, a wholly-owned subsidiary of LyondellBasell, to form a long-term exclusive specialty products affiliation. The initial term of the LyondellBasell Agreements lasts until October 31, 2014. After October 31, 2014 the agreements are automatically extended for additional one-year terms unless either party provides 24 months’ notice of a desire to terminate either the initial term or any renewal term. Under the terms of the LyondellBasell Agreements, (i) we are the exclusive purchaser of Houston Refining’s naphthenic lubricating oil production at its Houston, Texas refinery and are required to purchase a minimum of approximately 3,000 bpd, and (ii) Houston Refining will process a minimum of approximately 800 bpd of white mineral oil for us at its Houston, Texas refinery, which will supplement the existing white mineral oil production at our Karns City, Pennsylvania and Dickinson, Texas facilities. We also have exclusive right to use certain LyondellBasell registered trademarks and tradenames including Tufflo, Duoprime, Duotreat, Crystex, Ideal and Aquamarine. The LyondellBasell Agreements were deemed effective as of November 4, 2009 upon approval of LyondellBasell’s debtor motions before the U.S. Bankruptcy Court.

The following table sets forth the combined historical information about production under the LyondellBasell Agreements.

Houston Refining
Year Ended
December 31, 2009
(in bpd)

Feedstock throughput capacity (1)	4,500
Total production for Calumet (2)	1,994

(1)	Estimated total capacity of the naphthenic lubricating oil and white oil hydrotreating units at Houston Refining’s Houston, Texas refinery.

(2)	For 2009, represents the period from November 4, 2009 through December 31, 2009.

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

We also lease a fleet of approximately 1,550 railcars from various lessors. This fleet enables us to receive crude oil and distribute various specialty products throughout the United States and Canada to and from each of our facilities.

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

In 2009, we purchased 23.6% of our crude oil supply through evergreen crude oil supply contracts, which are typically terminable on 30 days’ notice by either party, approximately 39.8% of our crude oil supply from a subsidiary of Plains under a term contract that became evergreen in July 2008, and 5.1% of our crude oil supply on the spot market. Legacy Resources supplied us with the remaining 31.5% of our crude oil in 2009. Refer to Item 13, “Certain Relationships and Related Transactions and Director Independence — Crude Oil Purchases” for further information on our related party crude oil purchases. We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources. We believe that adequate supplies of crude oil will continue to be available to us.

Our cost to acquire crude oil and feedstocks and the prices for which we ultimately can sell refined products depend on a number of factors beyond our control, including regional and global supply of and demand for crude oil and other feedstocks and specialty and fuel products. These in turn are dependent upon, among other things, the availability of imports, overall economic conditions, the production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. We have historically been able to pass on the costs associated with increased crude oil and feedstock prices to our specialty products customers, although the increase in selling prices for specialty products typically lags the rising cost of crude oil. We use a hedging program to manage a portion of this commodity price risk. Please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Crude Oil Hedging Policy” for a discussion of our crude oil hedging program.

We have various long-term supply agreements with ConocoPhillips, with remaining terms ranging from 1 to 8 years, with some agreements operating under the option to continue on a month-to-month basis thereafter, for feedstocks that are key to the operations of our Karns City and Dickinson facilities. In addition, certain products of our refineries can be used as feedstocks by these facilities. We believe that adequate supplies of feedstocks are available for these facilities.

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

We have the capability to ship our specialty products worldwide. In the United States and Canada, we ship our specialty products via railcars, trucks and barges. In 2009, about 35.3% of our specialty products were shipped in our fleet of approximately 1,550 leased railcars, about 63.2% of our specialty products shipped in trucks owned and operated by several different third-party carriers and the remaining 1.5% were shipped via water transportation. For shipments outside of North America, which accounted for less than 10% of our consolidated sales in 2009, we ship railcars and trucks to several ports where the product is loaded on ships for the customer.

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

During 2009, we sold approximately 10,200 bpd of gasoline into the Louisiana, Texas and Arkansas markets, and any excess volumes to marketers further up the TEPPCO pipeline. Should the appropriate market conditions arise, we have the capability to redirect and sell additional volumes into the Louisiana, Texas and Arkansas markets rather than transport them to the Midwest. Similar market conditions exist for our diesel production. We sell the majority of our diesel locally but, similar to gasoline, we occasionally sell the excess volumes to marketers further up the TEPPCO pipeline during times of high diesel production or for competitive reasons.

The Shreveport refinery also has the capacity to produce about 9,000 bpd of commercial jet fuel that can be marketed to the Barksdale Air Force Base in Bossier City, Louisiana, sold as Jet-A locally or via the TEPPCO pipeline, or transferred to the Cotton Valley refinery to be processed further as a feedstock to produce solvents. Jet fuel sales volumes change as the margins between diesel and jet fuel change. We have a sales contract with the U.S. Department of Defense covering the Barksdale Air Force Base for approximately 5,200 bpd of jet fuel. This contract is effective until April 2010 and is bid annually.

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

Customers

Specialty Products.  We have a diverse customer base for our specialty products, with approximately 2,600 active accounts. Most of our customers are long-term customers who use our products in specialty applications which require six months to two years to gain approval for use in their products. No single customer of our specialty products segment accounted for more that 10% of our consolidated sales in each of the three years ended December 31, 2009, 2008 and 2007.

Fuel Products.  We have a diverse customer base for our fuel products, with approximately 90 active accounts. We are able to sell the majority of the fuel products we produce to the local markets of Louisiana, east Texas and Arkansas. We also have the ability to ship our fuel products to the Midwest through the TEPPCO pipeline should the need arise. During the year ended December 31, 2008, the fuel products segment had one customer, Murphy Oil U.S.A., which represented approximately 10.5% of consolidated sales due to rising gasoline and diesel prices and increased fuel products sales to this customer. No other fuel products segment customer represented 10% or greater of consolidated sales in each of the three years ended December 31, 2009, 2008 and 2007.

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

Paraffinic Lubricating Oils.  Our primary competitors in producing paraffinic lubricating oils include ExxonMobil, Motiva Enterprises, LLC, ConocoPhillips, Petro-Canada, Holly Corporation and Sonneborn Refined Products.

Paraffin Waxes.  Our primary competitors in producing paraffin waxes include ExxonMobil and The International Group Inc.

Solvents.  Our primary competitors in producing solvents include Citgo Petroleum Corporation, Exxon Chemical and ConocoPhillips.

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

Environmental, Health and Safety Matters

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

Air

Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws. The Clean Air Act Amendments of 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the Clean Air Act, facilities that emit volatile organic compounds or nitrogen oxides face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, the petroleum refining sector has come under stringent new EPA regulations, imposing maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. In addition, air permits are required for our refining and terminal operations that result in the emission of regulated air contaminants. These permits incorporate stringent control technology requirements and are subject to extensive review and periodic renewal. Excluding consideration of the alleged air violations discussed in this Environmental, Health and Safety Matters section for which we are currently discussing settlement with the LDEQ, we believe that we are in substantial compliance with the Clean Air Act and similar state and local laws.

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

Climate Change

Recent studies suggest that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases” (“GHG”) may be contributing to warming of the earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of carbon dioxide and other GHG. ACESA would require a 17 percent reduction in GHG emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, the U.S. Environmental Protection Agency (“EPA”) would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of GHG emissions so that such sources could continue to emit GHGs into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as refined petroleum products, oil and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic GHG emissions and President Obama has indicated his support of legislation to reduce GHG emissions through an emission allowance system. In addition, more than one-third of U.S. states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHGs.

If an upstream cap-and-trade system were to be adopted at either the state, regional, or federal level, we could be required to purchase and surrender emissions allowances for the GHG emissions attributable to the combustion of the fuels we produce. Although we would not be impacted to a greater degree than other similarly situated refiners of oil, a stringent GHG control program could have an adverse effect on our operations, financial condition, and cash flows.

Also, on December 15, 2009, the EPA published its findings that emissions of GHGs constitute an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has already proposed two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis beginning in 2011 for emissions occurring after January 1, 2010. Although it is not possible at this time to predict how legislation or new regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment or operations would impact our business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could also have an adverse effect on our cost of doing business and demand for the oil we refine.

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

Voluntary remediation of subsurface contamination is in process at each of our refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, we believe that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on our financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. We currently anticipate that we will incur approximately $0.7 million of costs at our Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site, the majority of which are expected to be incurred during 2010.

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

Health, Safety and Maintenance

We are subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state occupational safety statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be available to employees and contractors and, where required, to state and local government authorities and to local residents. We provide all required information to employees and contractors on how to avoid or protect against exposure to hazardous materials present in our operations. Also, we maintain safety, training, and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. While the nature of our business may result in industrial accidents from time to time, we believe that we have operated in substantial compliance with OSHA and similar state laws, including general industry standards, recordkeeping and reporting, hazard communication and process safety management. We have implemented an internal program of inspection designed to monitor and enforce compliance with worker safety requirements as well as a quality system that meets the requirements of the ISO-9001-2000 Standard. The integrity of our ISO-9001-2000 Standard certification is maintained through surveillance audits by our registrar at regular intervals designed to ensure adherence to the standards. In April 2010, we expect to receive our certification to the ISO-9001-2008 Standard. Our compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Changes in safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the case of a fatality, criminal charges.

We have commissioned studies, some of which have been recently received, to assess the adequacy of our process safety management practices at our Shreveport refinery with respect to certain consensus codes and standards. We expect to have fully reviewed the findings made in these studies during the first quarter of 2010 and may incur capital expenditures over the next several years to enhance our programs and equipment in order to maintain our compliance with applicable requirements at the Shreveport refinery. We believe the related findings will not have a material adverse impact on our financial position, results of operations or cash flow.

We also perform preventive and normal maintenance on all of our refining and logistics assets and make repairs and replacements when necessary or appropriate. We also conduct inspections of these assets as required by law or regulation.

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

We are indemnified on a limited basis by ConocoPhillips and M.E. Zuckerman Specialty Oil Corporation, former owners of Penreco, for pending, threatened, contemplated or contingent environmental claims against Penreco of which we were unaware upon our acquisition of Penreco. A significant portion of these indemnifications expired in January 2010 without any claims having been asserted by us and were generally subject to a $2.0 million limit.

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

Seasonality

The operating results for the fuel products segment and the selling prices of asphalt products we produce can be seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters due to the seasonality of annual road construction. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. In addition, our natural gas costs can be higher during the winter months. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year due to this seasonality.

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

Office Facilities

In addition to our refineries and terminal discussed above, we occupy approximately 26,900 square feet of office space in Indianapolis, Indiana under a lease. We also lease but are not currently using approximately 14,500 square feet of office space in The Woodlands, Texas under a lease as a result of the 2008 Penreco acquisition. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed. We expect that we will not renew our lease of our facility in The Woodlands, Texas at its expiration on April 30, 2012 and are actively engaged in efforts to sublease this office space for the remainder of the lease term.

Employees

As of February 23, 2010, our general partner employs approximately 620 people who provide direct support to the Company’s operations. Of these employees, approximately 330 are covered by collective bargaining agreements. Employees at the Princeton and Cotton Valley refineries are covered by separate collective bargaining agreements with the International Union of Operating Engineers, having expiration dates of October 31, 2011 and March 31, 2010, respectively. Employees at the Shreveport refinery are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, and Service Workers International Union which expires on April 30, 2010. The Karns City, Pennsylvania facility employees are covered by a collective bargaining agreement with United Steel Workers that will expire on January 31, 2012. The Dickinson, Texas facility employees are covered by a collective bargaining agreement with the International Union of Operating Engineers that will expire on March 31, 2013. None of the employees at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to be good, with no history of work stoppages.

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

Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The above information is available to anyone who requests it and is free of charge either in print from our website or upon request by contacting investor relations using the contact information listed above.

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

Decreases in the price of crude oil may lead to a reduction in the borrowing base under our revolving credit facility or the requirement that we post substantial amounts of cash collateral for derivative instruments , either of which would adversely affect our liquidity, financial condition and our ability to distribute cash to our unitholders.

The borrowing base under our revolving credit facility is redetermined weekly or monthly depending upon availability levels. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce our amount of financial resources available to meet our capital requirements. Further, if at any time our available capacity under our revolving credit facility falls below $35.0 million, we may be required by our lenders to take steps to reduce our leverage, pay off our debts on an accelerated basis, limit or eliminate distributions to our unitholders or take other similar measures. In addition, decreases in the price of crude oil, may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our hedging positions. At December 31, 2009, we had $107.3 million in availability under our revolving credit facility. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information. If the borrowing base under our revolving credit facility decreases or we are required to post substantial amounts of cash collateral to our hedging counterparties, it would have a material adverse effect on our liquidity, financial condition and our ability to distribute cash to our unitholders.

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

The senior secured term loan credit agreement and amendment to our existing revolving credit facility that we executed on January 3, 2008 contain operating and financial restrictions similar to the above listed items. Financial covenants in the term loan credit agreement and the amended revolving credit facility agreement include a maximum consolidated leverage ratio of not more than 3.75 to 1.00 and a minimum consolidated interest coverage ratio of 2.75 to 1.00. The failure to comply with any of these or other covenants would cause a default under the credit facilities. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facilities or it may not be on terms that are acceptable to us.

From time to time, our cash needs may exceed our internally generated cash flows, and our business could be materially and adversely affected if we were unable to obtain necessary funds from financing activities. From time to time, we may need to supplement our cash generation with proceeds from financing activities. Our revolving credit facility provides us with available financing to meet our ongoing cash needs. Uncertainty and illiquidity continues to exist in the financial markets that may materially impact the ability of the participating financial institutions to fund their commitments to us under our revolving credit facility. In light of these uncertainties and the volatile current market environment, we can make no assurances that we will be able to obtain the full amount of the funds available under our financing facilities to satisfy our cash requirements. Our failure to do so could have a material adverse effect on our operations and financial position.

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

Time Period	Crack spread

1990 to 1999	$3.04
2000 to 2004	$4.61
2005	$10.63
2006	$10.70
2007	$14.27
2008	$9.98
First quarter 2009	$10.38
Second quarter 2009	$9.93
Third quarter 2009	$8.51
Fourth quarter 2009	$5.92
Calendar year 2009	$8.68

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

The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery and other operations affect our net income and cash flows. Fuel and utility prices are affected by factors outside of our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile. For example, daily prices for natural gas as reported on the New York Mercantile Exchange (“NYMEX”) ranged between $2.51 and $6.07 per million British thermal unit, or MMBtu, in 2009 and between $5.29 and $13.58 per MMBtu in 2008. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 20.7% and 36.5% of our total operating expenses included in cost of sales for the years ended December 31, 2009 and 2008, respectively. If our natural gas costs rise, it will adversely affect the amount of cash we will have available for distribution to our unitholders.

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

We have a policy to enter into derivative transactions related to only a portion of the volume of our expected purchase and sales requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion of our expected purchase and sales requirements. For example, during 2009 we entered into monthly crude oil collars to hedge up to 8,000 bpd of crude oil purchases related to our specialty products segment, which had average total daily production for 2009 of approximately 29,000 bpd. As of December 31, 2009, we had significantly reduced the volume and duration of our crude oil collars position and were hedging approximately 6,000 bpd of crude oil purchases through January 31, 2010. Thus, we could be exposed to significant crude oil cost increases on a portion of our purchases. Please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

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

We plan to grow our business in part through acquisition and the reconfiguration and enhancement of our existing refinery assets. As a specific example, we completed an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility in May 2008. This expansion project and the construction of other additions or modifications to our existing refineries have and will continue to involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. For example, the total cost of the Shreveport refinery expansion project was approximately $375.0 million and was significantly over budget due to increased construction labor costs. Future acquisition, reconfiguration and enhancement projects may not be completed at the budgeted cost, on schedule, or at all due to the risks described above which would significantly affect our cash flows and financial condition.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We had approximately $411.1 million of outstanding indebtedness under our credit facilities as of December 31, 2009 and availability for borrowings of $107.3 million under our senior secured revolving credit facility. We continue to have the ability to incur additional debt, including the ability to borrow up to $375.0 million under our senior secured revolving credit facility, subject to the borrowing base limitations in that credit agreement. For further discussion of our term loan and revolving credit facilities, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities.” Our level of indebtedness could have important consequences to us, including the following:

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

We depend on certain key crude oil and other feedstock suppliers for a significant portion of our supply of crude oil and other feedstocks, and the loss of any of these key suppliers or a material decrease in the supply of crude oil and other feedstocks generally available to our refineries could materially reduce our ability to make distributions to unitholders.

We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in east Texas and north Louisiana. In 2009, subsidiaries of Plains and Genesis Crude Oil, L.P. supplied us with approximately 56.4% and 4.4%, respectively, of our total crude oil supplies under term contracts and evergreen crude oil supply contracts. In addition, we purchased 31.5% of our total crude oil purchases in 2009 from Legacy Resources, an affiliate of our general partner, to supply crude oil to our Princeton and Shreveport refineries. Each of our refineries is dependent on one or all of these suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil. We do not maintain long-term contracts with most of our suppliers. Please read Items 1 and 2 “Business and Properties — Crude Oil and Feedstock Supply.”

To the extent that our suppliers reduce the volumes of crude oil and other feedstocks that they supply us as a result of declining production or competition or otherwise, our revenues, net income and cash available for distribution to unitholders would decline unless we were able to acquire comparable supplies of crude oil and other feedstocks on comparable terms from other suppliers, which may not be possible in areas where the supplier that reduces its volumes is the primary supplier in the area. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil we refine. Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We have no control over the level of drilling activity in the fields that supply our refineries, the amount of reserves underlying the wells in these fields, the rate at which production from a well will decline or the production decisions of producers, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, geological considerations, governmental regulation and the availability and cost of capital.

We are dependent on certain third-party pipelines for transportation of crude oil and refined products, and if these pipelines become unavailable to us, our revenues and cash available for distribution could decline.

Our Shreveport refinery is interconnected to pipelines that supply most of its crude oil and ship a portion of its refined fuel products to customers, such as pipelines operated by subsidiaries of TEPPCO Partners, L.P. and ExxonMobil. Since we do not own or operate any of these pipelines, their continuing operation is not within our control. If any of these third-party pipelines become unavailable to transport crude oil or our refined fuel products because of accidents, government regulation, terrorism or other events, our revenues, net income and cash available for distribution to unitholders could decline.

Distributions to unitholders could be adversely affected by a decrease in the demand for our specialty products.

Changes in our customers’ products or processes may enable our customers to reduce consumption of the specialty products that we produce or make our specialty products unnecessary. Should a customer decide to use a different product due to price, performance or other considerations, we may not be able to supply a product that meets the customer’s new requirements. In addition, the demand for our customers’ end products could decrease, which would reduce their demand for our specialty products. Our specialty products customers are primarily in the industrial goods, consumer goods and automotive goods industries and we are therefore susceptible to overall economic conditions, changing demand patterns and products in those industries. Consequently, it is important that we develop and manufacture new products to replace the sales of products that mature and decline in use. If we are unable to manage successfully the maturation of our existing specialty products and the introduction of new specialty products our revenues, net income and cash available for distribution to unitholders could be reduced.

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

Our crude oil and specialty hydrocarbon refining and terminal operations are subject to stringent and complex federal, state and local environmental, health and safety laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, worker health and safety. These laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of significant capital expenditures to limit or prevent releases of materials from our refineries, terminal, and related facilities, and the incurrence of substantial costs and liabilities for pollution resulting from our operations or from those of prior owners. Numerous governmental authorities, such as the EPA, OSHA, and state agencies, such as the LDEQ, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with laws, regulations, permits and orders may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.

We are in discussions with the LDEQ regarding our participation in the Small Refinery and Single Site Refinery Initiative and anticipate that we will be entering into a settlement agreement with the LDEQ early in 2010 pursuant to which we will be required to make emissions reductions requiring capital investments between approximately $1.0 million and $3.0 million over a three to five year period at our three Louisiana refineries. Because the settlement agreement is also expected to resolve alleged air emissions issues at our Cotton Valley and Princeton refineries and consolidate any penalties associated with such issues, we further anticipate that a penalty of approximately $0.4 million will be assessed in connection with this settlement agreement.

The workplaces associated with the facilities we operate are subject to the requirements of federal OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances could reduce our ability to make distributions to our unitholders if we are subjected to fines or significant compliance costs.

We have commissioned studies to assess the adequacy of our process safety management practices at our Shreveport refinery with respect to certain consensus codes and standards, some of which have been recently received. We expect to have fully reviewed the findings made in these studies during the first quarter of 2010 and may incur capital expenditures over the next several years to enhance our programs and equipment so that we may maintain our compliance with applicable requirements at the Shreveport refinery. We believe that our operations are in substantial compliance with OSHA and similar state laws.

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

Climate change laws or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and a decreased demand for our refining services.

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”), which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of carbon dioxide and other greenhouse gases (“GHG”) that may contribute to warming of the earth’s atmosphere and other climatic changes. ACESA would require a 17 percent reduction in GHG emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of GHG emissions so that such sources could continue to emit GHGs into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as refined petroleum products, oil and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic GHG emissions and President Obama has indicated his support of legislation to reduce GHG emissions through an emission allowance system. Also, on December 15, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has already proposed two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and, also, could trigger permit review for GHG emissions from certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for our refining services.

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

Our ability to grow depends on our ability to make acquisitions that result in an increase in the cash generated from operations per unit. If we are unable to make these accretive acquisitions either because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then our future growth and ability to increase distributions to our unitholders will be limited. Furthermore, any acquisition involves potential risks, including, among other things:

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

Borrowings under our revolving credit facility bear interest at a floating rate (3.75% as of December 31, 2009). Borrowings under our term loan facility bear interest at a floating rate (6.15% as of December 31, 2009). The interest rates are subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate. The interest rate under our term loan credit facility, entered into on January 3, 2008, is LIBOR plus 4.0%. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.

We rely exclusively on sales generated from products processed at the facilities we own. Furthermore, the majority of our assets and operations are located in northwest Louisiana. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets in more diverse locations.

We depend on key personnel for the success of our business and the loss of those persons could adversely affect our business and our ability to make distributions to our unitholders.

The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. Except with respect to Mr. Grube and Mr. Moyes, neither we, our general partner nor any affiliate thereof has entered into an employment agreement with any member of our senior management team or other key personnel. Furthermore, we do not maintain any key-man life insurance.

We depend on unionized labor for the operation of our refineries. Any work stoppages or labor disturbances at these facilities could disrupt our business.

Substantially all of our operating personnel at our Princeton, Cotton Valley and Shreveport refineries are employed under collective bargaining agreements that expire in October 2011, March 2010 and April 2010, respectively. Substantially all of the operating personnel acquired through the Penreco acquisition are employed under collective bargaining agreements that expire in January 2012 and March 2013. Our inability to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

The operating results for our fuel products segment and the asphalt we produce and sell are seasonal and generally lower in the first and fourth quarters of the year.

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

Congress currently is considering broad financial regulatory reform legislation that among other things would impose comprehensive regulation on the over-the-counter (OTC) derivatives marketplace and could affect the use of derivatives in hedging transactions. The financial regulatory reform bill adopted by the House of Representatives on December 11, 2009, would subject swap dealers and “major swap participants” to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards and recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants. For these purposes, a major swap participant generally would be someone other than a dealer who maintains a “substantial” net position in outstanding swaps, excluding swaps used for commercial hedging or for reducing or mitigating commercial risk, or whose positions create substantial net counterparty exposure that could have serious adverse effects on the financial stability of the U.S. banking system or financial markets. The House-passed bill also would provide the Commodity Futures Trading Commission (CFTC) with express authority to impose position limits for OTC derivatives related to energy commodities. Separately, in late January, 2010, the CFTC proposed regulations that would impose speculative position limits for certain futures and option contracts in natural gas, crude oil, heating oil, and gasoline. These proposed regulations would make an exemption available for certain bona fide hedging of commercial risks. Although it is not possible at this time to predict whether or when Congress will act on derivatives legislation or the CFTC will finalize its proposed regulations, any laws or regulations that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

If Houston Refining is unable to perform its obligations under the LyondellBasell Agreements, our results of operations and cash flows could be adversely affected.

Under the LyondellBasell Agreements, we are the exclusive purchaser of Houston Refining’s naphthenic lubricating oil production at its Houston, Texas refinery and are required to purchase a minimum of approximately 3,000 bpd. In addition, Houston Refining is required to process a minimum of approximately 800 bpd of white mineral oil for us at its Houston, Texas refinery. Houston Refining’s parent, LyondellBasell, is currently in bankruptcy reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code and there is no guarantee that LyondellBasell will successfully emerge from bankruptcy. If LyondellBasell is unable to complete the bankruptcy proceedings in a timely manner or if it abandons the proceedings, it may be required to liquidate its operations, which could materially adversely impact Houston Refining’s ability to perform its obligations under the LyondellBasell Agreements and, in turn, could adversely impact our results of operations and cash flows.

Risks Inherent in an Investment in Us

The families of our chairman and chief executive officer and president, The Heritage Group and certain of their affiliates own a 54.3% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.

The families of our chairman and chief executive officer and president, the Heritage Group, and certain of their affiliates own a 54.3% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and chief executive officer and president own our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Pursuant to the omnibus agreement we entered into in connection with our initial public offering, The Heritage Group and its controlled affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of refining or marketing specialty lubricating oils, solvents and wax products as well as gasoline, diesel and jet fuel products in the continental United States (“restricted business”) for so long as it controls us. This restriction does not apply to certain assets and businesses which are more fully described under Item 13 “Certain Relationships and Related Transactions and Director Independence — Omnibus Agreement.”

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

The unitholders are unable to remove the general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At February 23, 2010, the owners of our general partner and certain of their affiliates own 54.3% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of the general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

In general, during the subordination period, we may issue up to 3,485,222 additional common units without obtaining unitholder approval, which units we refer to as the “basket.” Our general partner can also issue an unlimited number of common units in connection with accretive acquisitions and capital improvements that increase cash flow from operations per unit on an estimated pro forma basis. We can also issue additional common units if the proceeds are used to repay certain of our indebtedness.

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

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf. Any such reimbursement will be determined by our general partner and will reduce the cash available for distribution to unitholders. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence.”

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 23, 2010, our general partner and its affiliates own approximately 27.4% of the common units. At the end of the subordination period, assuming no additional issuances of common units, our general partner and its affiliates will own approximately 54.3% of the common units.

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

Our common units have a low trading volume compared to other units representing limited partner interests.

Our common units are traded publicly on the NASDAQ Global Market under the symbol “CLMT.” However, our common units have a low average daily trading volume compared to many other units representing limited partner interests quoted on the NASDAQ. The price of our common units may continue to be volatile.

The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in commodity prices or refining margins;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in Item 1A “Risk Factors” of this Form 10-K.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the considered legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Due to a number of factors including our inability to match transferors and transferees of common units and because of other reasons, we take depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.

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

In addition to federal income taxes, our common unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Our common unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own assets and/or do business in Arkansas, Arizona, California, Connecticut, Delaware, Florida, Georgia, Indiana, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. Each of these states, other than Texas and Florida, currently imposes a personal income tax as well as an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is the responsibility of our common unitholders to file all United States federal, foreign, state and local tax returns.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

We are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Items 1 and 2 “Business and Properties — Environmental, Health and Safety Matters” for a description of our current regulatory matters related to the environment.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are quoted and traded on the NASDAQ Global Select Market under the symbol “CLMT.” Our common units began trading on January 26, 2006 at an initial public offering price of $21.50. Prior to that date, there was no public market for our common units. The following table shows the low and high sales prices per common unit, as reported by NASDAQ, for the periods indicated. Cash distributions presented below represent amounts declared subsequent to each respective quarter end based on the results of that quarter. During each quarter in the years ended December 31, 2009 and 2008, identical cash distributions per unit were paid among all outstanding common and subordinated units.

			Cash Distribution
	Low	High	per Unit

Year ended December 31, 2008:
First quarter	$22.60	$37.88	$0.45
Second quarter	$11.19	$23.50	$0.45
Third quarter	$11.46	$15.40	$0.45
Fourth quarter	$5.77	$15.35	$0.45
Year ended December 31, 2009:
First quarter	$8.11	$13.44	$0.45
Second quarter	$9.45	$16.84	$0.45
Third quarter	$13.20	$18.53	$0.45
Fourth quarter	$14.75	$19.87	$0.455

As of February 23, 2010, there were approximately 24 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. As of February 23, 2010, there were 35,279,778 units outstanding. The number of units outstanding on this date includes the 13,066,000 subordinated units for which there is no established trading market. The last reported sale price of our common units by NASDAQ on February 23, 2010 was $19.31.

On December 14, 2009, we completed a public equity offering in which we sold 3,000,000 common units to the underwriters at a price to the public of $18.00 per common unit and received net proceeds of approximately $51.2 million. In addition, on January 7, 2010 we sold an additional 47,778 common units to the underwriters at a price to the public of $18.00 per common unit pursuant to the underwriters’ over-allotment option. In connection with this offering, our general partner contributed an additional $1.1 million to us to retain its 2% general partner interest.

Cash Distribution Policy

General.  Within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

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

Intent to Distribute the Minimum Quarterly Distribution.  We distribute to the holders of common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit agreements. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our credit agreements that restrict our ability to make distributions. On February 12, 2010, we paid a quarterly cash distribution of $0.455 per unit on all outstanding units totaling $16.4 million for the quarter ended December 31, 2009 to all unitholders of record as of the close of business on February 2, 2010.

General Partner Interest and Incentive Distribution Rights.  Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 719,995 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. We paid $1.0 million to our general partner in incentive distributions pursuant to its incentive distribution rights during the year ended December 31, 2008. Our general partner did not earn incentive distribution rights during the year ended December 31, 2009.

The Company’s general partner is entitled to incentive distributions if the amount it distributes to unitholders with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly	Interest in
	Distribution	Distributions
	Target Amount	Unitholders	General Partner

Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	up to $0.495	98%	2%
Second Target Distribution	above $0.495 up to $0.563	85%	15%
Third Target Distribution	above $0.563 up to $0.675	75%	25%
Thereafter	above $0.675	50%	50%

Equity Compensation Plans

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference into Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” of this Form 10-K.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following table shows selected historical consolidated financial and operating data of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet”) and Calumet Lubricants Co., Limited Partnership (“Predecessor”). The selected historical financial data as of and after December 31, 2008 includes the operations acquired as part of the Penreco acquisition from their date of acquisition, January 3, 2008. The selected historical financial data as of December 31, 2005 and for the year ended December 31, 2005 are derived from the consolidated financial statements of the Predecessor. The results of operations for the years ended December 31, 2006 for Calumet include the results of operations of the Predecessor for the period of January 1, 2006 through January 31, 2006.

The following table includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read “Non-GAAP Financial Measures.”

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K except for operating data such as sales volume, feedstock runs and production. The table also should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Calumet				Predecessor
	Year Ended December 31,
	2009	2008	2007	2006	2005
	( In millions, except unit, per unit and operations data)

Summary of Operations Data:
Sales	$1,846.6	$2,489.0	$1,637.8	$1,641.0	$1,289.1
Cost of sales	1,673.5	2,235.1	1,456.4	1,436.1	1,147.1

Gross profit	173.1	253.9	181.4	204.9	142.0
Operating costs and expenses:
Selling, general and administrative	32.6	34.3	19.6	20.4	22.1
Transportation	68.0	84.7	54.0	56.9	46.8
Taxes other than income taxes	3.8	4.6	3.7	3.6	2.6
Other	1.3	1.6	2.9	0.9	0.9
Restructuring, decommissioning and asset impairments (1)	—	—	—	—	2.3

Operating income	67.4	128.7	101.2	123.1	67.3

Other income (expense):
Interest expense	(33.6)	(33.9)	(4.7)	(9.0)	(23.0)
Interest income	0.2	0.4	1.9	3.0	0.2
Debt extinguishment costs	—	(0.9)	(0.4)	(3.0)	(6.9)
Realized gain (loss) on derivative instruments	8.3	(58.8)	(12.5)	(30.3)	2.8
Unrealized gain (loss) on derivative instruments	23.7	3.5	(1.3)	12.3	(27.6)
Gain on sale of mineral rights	—	5.8	—	—	—
Other	(4.1)	(0.1)	(0.8)	(0.3)	0.1

Total other expense	(5.5)	(84.0)	(17.8)	(27.3)	(54.4)

Net income before income taxes	61.9	44.7	83.4	95.8	12.9
Income tax expense	0.1	0.3	0.5	0.2	—

Net income	$61.8	$44.4	$82.9	$95.6	$12.9

	Calumet				Predecessor
	Year Ended December 31,
	2009	2008	2007	2006	2005
	( In millions, except unit, per unit and operations data)

Weighted average limited partner units outstanding:
Basic	32,372,000	32,232,000	29,744,000	27,708,000
Diluted	32,372,000	32,232,000	29,746,000	27,708,000
Common and subordinated unitholders’ basic and diluted net income per unit	$1.87	$1.35	$2.61	$3.19
Cash distributions declared per common and subordinated unit	$1.81	$1.98	$2.43	$1.30
Balance Sheet Data (at period end):
Property, plant and equipment, net	$629.3	$659.7	$442.9	$191.7	$127.8
Total assets	1,031.9	1,081.1	678.9	531.7	401.9
Accounts payable	110.0	93.9	168.0	78.8	44.8
Long-term debt	401.1	465.1	39.9	49.5	268.0
Total partners’ capital	485.3	473.2	399.6	385.3	43.9
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$100.9	$130.3	$167.5	$166.8	$(34.0)
Investing activities	(22.7)	(480.5)	(260.9)	(75.8)	(12.9)
Financing activities	(78.1)	350.1	12.4	(22.2)	41.0
Other Financial Data:
EBITDA	$157.6	$135.6	$102.7	$119.6	$53.2
Adjusted EBITDA	146.0	128.1	104.3	104.5	85.8
Operating Data (bpd):
Total sales volume (2)	57,086	56,232	47,663	50,345	46,953
Total feedstock runs (3)	60,081	56,243	48,354	51,598	50,213
Total production (4)	58,792	55,330	47,736	50,213	48,331

(1)	Incurred in connection with the decommissioning of the Rouseville, Pennsylvania facility, the termination of the Bareco joint venture and the closing of the Reno, Pennsylvania facility, none of which were contributed to Calumet Specialty Products Partners, L.P. in connection with the closing of our initial public offering on January 31, 2006.

(2)	Total sales volume includes sales from the production of our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(3)	Feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements.

(4)	Total production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss.

Non-GAAP Financial Measures

We include in this Form 10-K the non-GAAP financial measures EBITDA and Adjusted EBITDA, and provide reconciliations of EBITDA and Adjusted EBITDA to net income and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP.

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

We believe that these non-GAAP measures are useful to our analysts and investors as they exclude transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

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

EBITDA and Adjusted EBITDA should not be considered alternatives to net income, operating income, net cash provided by (used in) operating activities or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA and Adjusted EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Moreover, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner. The following table presents a reconciliation of both net income to EBITDA and Adjusted EBITDA and Adjusted

EBITDA and EBITDA to net cash provided by (used in) operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Calumet				Predecessor
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$61.8	$44.4	$82.9	$95.6	$12.9
Add:
Interest expense and debt extinguishment costs	33.6	34.8	5.0	12.0	29.9
Depreciation and amortization	62.1	56.1	14.3	11.8	10.4
Income tax expense	0.1	0.3	0.5	0.2	—

EBITDA	$157.6	$135.6	$102.7	$119.6	$53.2

Add:
Unrealized losses (gains) from mark to market accounting for hedging activities	$(14.5)	$(11.5)	$3.5	$(13.1)	$27.6
Non-cash impact of restructuring, decommissioning and asset impairments	—	—	—	—	1.7
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	2.9	4.0	(1.9)	(2.0)	3.3

Adjusted EBITDA	$146.0	$128.1	$104.3	$104.5	$85.8

	Calumet				Predecessor
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Reconciliation of Adjusted EBITDA and EBITDA to net cash provided by (used in) operating activities:
Adjusted EBITDA	$146.0	$128.1	$104.3	$104.5	$85.8
Add:
Unrealized (losses) gains from mark to market accounting for hedging activities	14.5	11.5	(3.5)	13.1	(27.6)
Non-cash impact of restructuring, decommissioning and asset impairments	—	—	—	—	(1.7)
Prepaid non-recurring expenses and accrued non-recurring expenses, net of cash outlays	(2.9)	(4.0)	1.9	2.0	(3.3)

EBITDA	$157.6	$135.6	$102.7	$119.6	$53.2

Add:
Cash interest expense and debt extinguishment costs	(29.9)	(31.4)	(4.6)	(12.0)	(29.8)
Unrealized (gains) losses on derivative instruments	(23.7)	(3.5)	1.3	(12.3)	27.6
Income taxes	(0.1)	(0.3)	(0.5)	(0.2)	—
Restructuring charge	—	—	—	—	1.7
Provision for doubtful accounts	(0.9)	1.5	—	0.2	0.3
Debt extinguishment costs	—	0.9	0.4	3.0	4.2
Changes in assets and liabilities:
Accounts receivable	(12.3)	45.0	(15.0)	16.0	(56.9)
Inventory	(18.7)	55.5	3.3	(2.6)	(25.4)
Other current assets	(2.8)	1.8	(4.1)	16.2	0.5
Derivative activity	8.5	41.8	2.1	(0.9)	4.0
Accounts payable	16.0	(103.1)	89.2	34.0	(13.3)
Accrued liabilities	(1.0)	(1.3)	(4.2)	0.7	5.3
Other, including changes in noncurrent assets and liabilities	8.2	(12.2)	(3.1)	5.1	(5.4)

Net cash provided by (used in) operating activities	$100.9	$130.3	$167.5	$166.8	$(34.0)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Form 10-K reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet”). The following discussion analyzes the financial condition and results of operations of Calumet for the years ended December 31, 2009, 2008, and 2007. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with the historical consolidated financial statements and notes of Calumet included elsewhere in this Form 10-K.

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We own plants located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel and jet fuel. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products which are allocated to either the specialty products or fuel products segment. The asphalt and other by-products produced in connection with the production of specialty products at our Princeton, Cotton Valley and Shreveport refineries are included in our specialty products segment. The by-products produced in connection with the production of fuel products at our Shreveport refinery are included in our fuel products segment. The fuels produced in connection with the production of specialty products at our Princeton refinery, Cotton Valley refinery and our Karns City facility are included in our specialty products segment. For 2009, approximately 81.8% of our gross profit was generated from our specialty products segment and approximately 18.2% of our gross profit was generated from our fuel products segment. We continue to focus on the growth of our specialty products segment. Our acquisition of Penreco on January 3, 2008 and our entry into sales and processing agreements with LyondellBasell, effective November 4, 2009, expanded our specialty products offering and customer base. For additional discussion of the Penreco acquisition and the LyondellBasell contractual arrangements, please read “Penreco Acquisition” and “LyondellBasell Agreements.”

Industry Dynamics

The specialty petroleum products refining industry and, in general, the overall refining industry continues to experience economic challenges. Fuel products crack spreads declined significantly during 2009, especially during the second half of the year and, as a result, numerous refiners have announced reductions in refinery throughput rates, the idling of refinery assets and refinery closures. The relative stability in crude oil prices during the second half of 2009 allowed Calumet’s specialty products segment gross profit to remain fairly stable but lower in 2009 compared to 2008. Overall demand for specialty products did show some signs of strengthening during the last six months of 2009 as compared to the fourth quarter of 2008 and first quarter of 2009, but total specialty products segment sales volume for 2009 declined approximately 9% compared to 2008. These market conditions led to lower gross profit per barrel of product as compared to the prior year for many refiners, including Calumet. We believe the majority of refiners have continued to see an overall reduction in demand for their products due to the weakness in the overall economic environment, especially in demand for products closely tied to the automotive and construction industries. Given these factors, upcoming quarters will likely continue to be challenging for refiners, including specialty products refiners like us.

We seek to differentiate ourself from our competitors, especially in this continued challenging economic environment, through a continued focus on a wide range of specialty products sold in many different industries and enhancing our operations, including increasing throughput rates at our recently expanded Shreveport refinery and controlling plant operating costs. Despite the continuing economic weakness during 2009, we were able to (i) pay quarterly distributions totaling approximately $59.3 million to our unitholders, (ii) maintain compliance with the financial covenants of our credit agreements and (iii) improve our liquidity position at the end of 2009 as compared to 2008 through cash flow from operations, reduced capital expenditures and the completion of a public equity offering in December 2009. In addition, we entered into new agreements with a subsidiary of LyondellBasell to expand our specialty products business related to naphthenic lubricating oils and white mineral oils. For further discussion of these new agreements, which were effective on November 4, 2009, please read “LyondellBasell Agreements.”

LyondellBasell Agreements

Effective November 4, 2009, we entered into the LyondellBasell Agreements with an initial term of five years, with Houston Refining, a wholly-owned subsidiary of LyondellBasell, to form a long-term exclusive specialty products affiliation. The initial term of the LyondellBasell Agreements lasts until October 31, 2014. After October 31, 2014 the agreements are automatically extended for additional one-year terms unless either party provides 24 months’ notice of a desire to terminate either the initial term or any renewal term. Under the terms of the LyondellBasell Agreements, (i) we are the exclusive purchaser of Houston Refining’s naphthenic lubricating oil production at its Houston, Texas refinery and are required to purchase a minimum of approximately 3,000 bpd, and (ii) Houston Refining will process a minimum of approximately 800 bpd of white mineral oil for us at its Houston, Texas refinery, which will supplement the existing white mineral oil production at our Karns City, Pennsylvania and Dickinson, Texas facilities. We also have exclusive rights to use certain LyondellBasell registered trademarks and tradenames including Tufflo, Duoprime, Duotreat, Crystex, Ideal and Aquamarine. The LyondellBasell Agreements were deemed effective as of November 4, 2009 upon the approval of LyondellBasell’s debtor motions before the U.S. Bankruptcy Court.

While no fixed assets were purchased under the LyondellBasell Agreements, we expect these agreements to increase our working capital requirements by approximately $30 million at current market prices. Please refer to discussion within “Liquidity and Capital Resources” for further information.

Penreco Acquisition

On January 3, 2008, we acquired Penreco, a Texas general partnership, for $269.1 million. Penreco was owned by ConocoPhillips and M.E. Zukerman Specialty Oil Corporation. Penreco manufactures and markets highly refined products and specialty solvents including white mineral oils, petrolatums, natural petroleum sulfonates, cable-filling compounds, refrigeration oils, food-grade compressor lubricants and gelled products. The acquisition included facilities in Karns City, Pennsylvania and Dickinson, Texas, as well as several long-term supply agreements with ConocoPhillips. We funded the transaction through a portion of the combined proceeds from a public equity offering and a new senior secured first lien term loan facility. For further discussion, please read “Liquidity and Capital Resources — Debt and Credit Facilities.” We believe that this acquisition has provided several key long-term strategic benefits, including market synergies within our solvents and lubricating oil product lines, additional operational and logistics flexibility and overhead cost reductions. The acquisition has broadened our customer base and has given us access to new specialty product markets.

Shreveport Refinery Expansion

In the second quarter of 2008, we completed a $374.0 million expansion project at our Shreveport refinery to increase aggregate crude oil throughput capacity from approximately 42,000 bpd to approximately 60,000 bpd and improve feedstock flexibility. For further discussion of this project, please read “Liquidity and Capital Resources — Capital Expenditures.”

Key Performance Measures

Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.

Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.” As of December 31, 2009, we have hedged approximately 12.9 million barrels of fuel products through December 2011 at an average refining margin of $11.68 per barrel with average refining margins ranging from a low of $11.32 in 2010 to a high of $12.16 in 2011. During the first quarter of 2009, we entered into derivative transactions for 1,500 bpd in 2010 to sell crude oil and buy gasoline, which economically secured existing gains on the derivative position of $6.52 per barrel. As a result of these positions, we are now economically exposed to deterioration of gasoline crack spreads below $0.17 per barrel for 1,500 bpd in 2010. As of December 31, 2009, we have 0.2 million barrels of crude oil options through January 2010 to hedge our purchases of crude oil for specialty products production. The strike prices and types of crude oil options vary. Please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Existing Commodity Derivative Instruments” and “Quantitative and Qualitative Disclosures About Market Risk — Existing Interest Rate Derivative Instruments” for detailed information regarding our derivative instruments.

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

Production yields.  In order to maximize our gross profit and minimize lower margin by-products, we seek the optimal product mix for each barrel of crude oil we refine, which we refer to as production yield.

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

High crude oil prices and the volatility of crude oil prices have historically provided us with significant challenges. During 2009, crude oil prices were less volatile than in 2008. The average of the first nearby month NYMEX contract for crude oil, which approximates our cost of crude oil, has fluctuated significantly throughout 2009 and 2008 as follows:

Average
NYMEX Price
Quarter Ended:	of Crude Oil Per Barrel

March 31, 2008	$97.82
June 30, 2008	123.80
September 30, 2008	118.22
December 31, 2008	59.42
March 31, 2009	43.31
June 30, 2009	58.86
September 30, 2009	68.25
December 31, 2009	76.11

Despite the relative stability of crude oil prices and specialty product sales prices in 2009, we have experienced significant volatility in our gross profit and realized hedging results throughout the last two years. In response to this volatility, we implemented multiple rounds of specialty product price increases to customers during the first three quarters of 2008 and implemented reductions in our specialty products pricing starting in the fourth quarter of 2008 in line with the substantial decline in the price of crude oil. Also, we continue to work diligently on other strategic initiatives. These initiatives include optimizing our assets from our Shreveport refinery expansion project and the Penreco acquisition and our performance under the LyondellBasell Agreements. In addition, they include using derivative instruments to mitigate the risk of price fluctuations in crude oil input prices and maintaining the working capital reductions we achieved during the past two years. While we are taking steps to mitigate the adverse impact of this volatile environment on our operating results, we can provide no assurances as to the sustainability of the improvements in our operating results and to the extent we experience periods of rapidly escalating or declining crude oil prices, our operating results and liquidity could be adversely affected.

Results of Operations

The following table sets forth information about our combined operations. Production volume differs from sales volume due to changes in inventory. The table does not include operations of our Karns City, Pennsylvania and Dickinson, Texas facilities for 2007, as they were not acquired until January 3, 2008 with the acquisition of Penreco, nor does it include LyondellBasell Agreements volumes in 2008 and the majority of 2009, as such agreements were not deemed effective until November 4, 2009.

	Year Ended December 31,
	2009	2008	2007
	(In bpd)

Total sales volume (1)	57,086	56,232	47,663
Total feedstock runs (2)	60,081	56,243	48,354
Facility production (3):
Specialty products:
Lubricating oils	11,681	12,462	10,734
Solvents	7,749	8,130	5,104
Waxes	1,049	1,736	1,177
Fuels	853	1,208	1,951
Asphalt and other by-products	7,574	6,623	6,157

Total	28,906	30,159	25,123

Fuel products:
Gasoline	9,892	8,476	7,780
Diesel	12,796	10,407	5,736
Jet fuel	6,709	5,918	7,749
By-products	489	370	1,348

Total	29,886	25,171	22,613

Total facility production	58,792	55,330	47,736

(1)	Total sales volume includes sales from the production of our facilities and, certain third-party facilities pursuant to supply and/or processing agreements, and sales of inventories.

(2)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our facilities and, beginning in 2008, at certain third-party facilities pursuant to supply and/or processing agreements. The increase in feedstock runs in 2009 was due to the Shreveport refinery expansion project being placed in service in May 2008 resulting in a full year of increased production in 2009 compared to 2008 and the addition of the LyondellBasell Agreements in November 2009. Partially offsetting this increase were lower overall feedstock runs at our other facilities in 2009 compared to 2008 due to general economic conditions. The increase in feedstock runs in 2008 compared to 2007 is primarily due to the acquisition of the Karns City and the Dickinson facilities as part of the Penreco acquisition and the completion of the Shreveport refinery expansion project in May 2008. These increases were offset by decreases in production rates in the fourth quarter of 2008 due to scheduled turnarounds at our Princeton, Cotton Valley and Shreveport refineries.

(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and, beginning in 2008, certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss. The change in production mix to higher fuel products production in 2009 compared to 2008 is due primarily to reduced demand for certain specialty products.

The following table reflects our consolidated results of operations.

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Sales	$1,846.6	$2,489.0	$1,637.8
Cost of sales	1,673.5	2,235.1	1,456.4

Gross profit	173.1	253.9	181.4

Operating costs and expenses:
Selling, general and administrative	32.6	34.3	19.6
Transportation	68.0	84.7	54.0
Taxes other than income taxes	3.8	4.6	3.7
Other	1.3	1.6	2.9

Operating income	67.4	128.7	101.2

Other income (expense):
Interest expense	(33.6)	(33.9)	(4.7)
Interest income	0.2	0.4	1.9
Debt extinguishment costs	—	(0.9)	(0.4)
Realized gain (loss) on derivative instruments	8.3	(58.8)	(12.5)
Unrealized gain (loss) on derivative instruments	23.7	3.5	(1.3)
Gain on sale of mineral rights	—	5.8	—
Other	(4.1)	(0.1)	(0.8)

Total other expense	(5.5)	(84.0)	(17.8)

Net income before income taxes	61.9	44.7	83.4
Income tax expense	(0.1)	(0.3)	(0.5)

Net income	$61.8	$44.4	$82.9

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Sales.  Sales decreased $642.4 million, or 25.8%, to $1,846.6 million in 2009 from $2,489.0 million in 2008. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in millions)

Sales by segment:
Specialty products:
Lubricating oils	$500.9	$841.2	(40.5)%
Solvents	260.2	419.8	(38.0)%
Waxes	97.7	142.5	(31.5)%
Fuels (1)	9.0	30.4	(70.5)%
Asphalt and by-products (2)	103.4	144.1	(28.2)%

Total specialty products	971.2	1,578.0	(38.5)%

Total specialty products sales volume (in barrels)	9,370,000	10,289,000	(8.9)%
Fuel products:
Gasoline	$317.4	$332.7	(4.6)%
Diesel	372.4	379.7	(1.9)%
Jet fuel	167.6	186.7	(10.2)%
By-products (3)	18.0	11.9	51.1%

Total fuel products	875.4	911.0	(3.9)%

Total fuel products sales volume (in barrels)	11,466,000	10,292,000	11.4%
Total sales	$1,846.6	$2,489.0	(25.8)%

Total sales volume (in barrels)	20,836,000	20,581,000	1.2%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

The $642.4 million decrease in consolidated sales resulted from a $606.8 million decrease in sales in the specialty products segment and a $35.6 million decrease in sales in the fuel products segment. Specialty products segment sales in 2009 decreased 38.5% primarily due to a 32.4% decrease in the average selling price per barrel, with prices decreasing across all specialty product categories in response to the 40.7% decrease in the average cost of crude oil per barrel from 2008. In addition, specialty products segment volumes sold decreased by 8.9% from approximately 10.3 million barrels in 2008 to 9.4 million barrels in 2009. This decrease was primarily due to lower demand for lubricating oils, solvents and waxes as a result of the economic downturn. Asphalt and other by-products sales volume increased slightly due to higher production of these products resulting from increased throughput of sour crude oil at our Shreveport refinery.

Fuel products segment sales in 2009 decreased 3.9% due to a 40.5% decrease in the average selling price per barrel as compared to a 41.1% decrease in the overall cost of crude oil per barrel, partially offset by an 11.4% increase in sales volumes. Selling prices decreased across all fuel products categories. Fuel products sales volumes increased from approximately 10.3 million barrels in 2008 to 11.5 million barrels in 2009, primarily due to increases in diesel and jet fuel sales volume as a result of the startup of the Shreveport refinery expansion project during the second quarter of 2008. Further offsetting the decrease in selling prices was a $371.9 million increase in derivative gains on our fuel products cash flow hedges, which is recorded in sales. Please read “Gross Profit” below for the net impact of our crude oil and fuel products derivative instruments designated as hedges.

Gross Profit.  Gross profit decreased $80.8 million, or 31.8%, to $173.1 million in 2009 from $253.9 million in 2008. Gross profit for each of our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in millions)

Gross profit by segment:
Specialty products	$141.6	$187.6	(24.5)%
Percentage of sales	14.6%	11.9%
Fuel products	$31.5	$66.3	(52.5)%
Percentage of sales	3.6%	7.3%
Total gross profit	$173.1	$253.9	(31.8)%
Percentage of sales	9.4%	10.2%

The $80.8 million decrease in total gross profit includes a decrease in gross profit of $46.0 million in the specialty products segment and a $34.8 million decrease in gross profit in the fuel products segment.

The decrease in specialty products segment gross profit was primarily due to the 8.9% decrease in sales volume, as discussed above, as well as a 32.4% decrease in the average selling price per barrel partially offset by a 40.7% reduction in the cost of crude oil per barrel. Further lowering our gross profit was a reduction in the cost of sales benefit of $1.8 million in 2009 as compared to 2008 from the liquidation of lower cost inventory layers. In addition, there were decreased derivative gains of $21.4 million in 2009 as compared to 2008.

Fuel products segment gross profit was negatively impacted by a 40.5% decrease in the average fuel products selling price per barrel as compared to a 41.1% decrease in the crude oil cost per barrel, resulting in a reduction of approximately 36.4% in our gross profit per barrel. Also lowering fuel products gross profit was a reduction in the cost of sales benefit of $16.6 million in 2009 as compared to 2008 for the liquidation of lower cost inventory layers. Partially offsetting these decreases in gross profit were increased sales volumes of fuel products of 1.2 million barrels from 10.3 million barrels in 2008 to 11.5 million barrels in 2009 and increased derivative gains of $30.9 million from our crack spread cash flow hedges.

Selling, general and administrative.  Selling, general and administrative expenses decreased $1.7 million, or 5.0%, to $32.6 million in 2009 from $34.3 million in 2008. This decrease was due primarily to reduced bad debt expense of $2.4 million.

Transportation.  Transportation expenses decreased $16.7 million, or 19.8%, to $68.0 million in 2009 from $84.7 million in 2008. This decrease is as a result of reduced sales volumes of lubricating oils, solvents and waxes as well as cost reductions achieved in 2009 from improvements in rail car leasing, lower fuel surcharges and variable rail rates being reduced on certain routes.

Realized gain (loss) on derivative instruments.  Realized gain on derivative instruments increased $67.2 million to a gain of $8.3 million in 2009 from a $58.8 million loss in 2008. This increased gain was primarily the result of realized gains on our crack spread derivatives that were executed to lock in gains on a portion of our fuel products segment derivative hedging activity in 2009 with no comparable activity in 2008. In addition, we experienced significant losses in the third quarter of 2008 on derivatives used to hedge our specialty products segment crude oil purchases with no comparable activity in 2009.

Unrealized gain (loss) on derivative instruments.  Unrealized gain on derivative instruments increased $20.3 million, to $23.7 million in 2009 from $3.5 million in 2008. This increased gain is primarily due to the derivatives used to economically hedge our specialty products crude oil purchases experiencing significant losses in 2008 as market prices declined in the third quarter of 2008 with no comparable losses in 2009.

Gain on sale of mineral rights.  We recorded a $5.8 million gain in 2008 resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party, which was accounted for as a sale, with no comparable activity in 2009. We have retained a royalty interest in any future production associated with these mineral rights.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Sales.  Sales increased $851.1 million, or 52.0%, to $2,849.0 million in 2008 from $1,637.8 million in 2007. Sales for each of our principal product categories in these periods were as follows:

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

This $851.1 million increase in consolidated sales resulted from a $711.3 million increase in sales in the specialty products segment and a $139.8 million increase in sales in the fuel products segment. Specialty products segment sales in 2008 increased $711.3 million, or 82.1%, primarily due to a 22.3% increase in volumes sold, from approximately 8.4 million barrels in 2007 to 10.3 million barrels in 2008 primarily due to an additional 2.4 million barrels of sales volume of lubricating oils, solvents and waxes from our operations acquired in the Penreco acquisition. Excluding sales volume associated with Penreco, our specialty products sales volume decreased 6.0% primarily due to lower fuels and solvents sales volume due to lower production. These decreases were partially offset by increased asphalt and by-products sales due to increased production from the Shreveport refinery expansion project. Specialty products segment sales were also positively affected by a 39.2% increase in the average selling price per barrel of specialty products at our Shreveport, Princeton and Cotton Valley refineries compared to the prior period due to price increases in all specialty products, with lubricating oils and asphalt and by-products experiencing the largest sales price increases. The sales price increases were implemented in response to the rising cost of crude oil experienced early in 2008 as the cost of crude oil per barrel increased 40.2% over 2007.

Fuel products segment sales in 2008 increased $139.8 million, or 18.1%, due to a 31.1% increase in the average selling price per barrel as compared to 2007. This increase compares to a 40.3% increase in the average cost of crude oil per barrel over 2007. The increased sales price per barrel was a result of increases in all fuel products prices as prices increased in relation to the increase in the price of crude oil. Gasoline prices increased at rates lower than the overall increase in the crude oil price per barrel due primarily to the decline in gasoline demand throughout 2008. Fuel products segment sales were also positively affected by a 14.5% increase in sales volumes, from approximately 9.0 million barrels in 2007 to 10.3 million barrels in 2008, primarily driven by diesel sales volume. The increase in diesel sales volume was due primarily to the startup of the Shreveport refinery expansion project in May 2008 and shifts in product mix to diesel during various points throughout 2008, which lowered jet fuel production. Our Shreveport refinery has the ability to switch portions of its production between diesel and other fuel and specialty products to allow it to take advantage of the most advantageous markets. The increased sales volume and sales prices were offset by a $263.7 million increase in derivative losses on our fuel products cash flow hedges recorded in sales. Please see “Gross Profit” below for the net impact of our crude oil and fuel products derivative instruments designated as hedges.

Gross Profit.  Gross profit increased $72.5 million, or 40.0%, to $253.9 million in 2008 from $181.4 million in 2007. Gross profit for our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in millions)

Gross profit by segment:
Specialty products	$187.6	$115.4	62.6%
Percentage of sales	11.9%	13.3%
Fuel products	$66.3	$66.0	0.5%
Percentage of sales	7.3%	8.6%
Total gross profit	$253.9	$181.4	40.0%
Percentage of sales	10.2%	11.1%

The $72.5 million increase in total gross profit includes an increase in gross profit of $72.2 million in the specialty products segment and a $0.3 million increase in gross profit in the fuel products segment.

The increase in specialty products segment gross profit was due primarily to a 22.3% increase in sales volume principally due to an additional 2.4 million barrels of sales volume from our operations acquired in the Penreco acquisition. Negatively impacting our gross profit was the effect of our specialty products sales price increases not keeping pace with the rising cost of crude oil late in 2007 and in the first half of 2008. During the last six months of 2007, our specialty products sales prices increased by 7.9% while our average cost of crude oil increased by approximately 28.8%. This trend continued during the first six months of 2008 as our specialty products sales prices, excluding Penreco, increased by 18.3% and our average cost of crude oil increased by 31.3%. As crude oil prices started falling late in 2008, we benefited from price increases during the last six months of 2008 resulting in our specialty products sales prices increasing 25.5% while the average cost of crude oil decreased by 13.8%. Further lowering our gross profit was a reduction in the cost of sales benefit of $5.5 million in 2008 as compared to 2007 from the liquidation of lower cost inventory layers. These decreases were offset by increased derivative gains of $19.8 million in 2008 as compared to 2007. Additionally, in 2008 we entered into derivative contracts to economically hedge specialty crude purchases which were not designated as hedges in accordance with ASC 815-10, Derivatives and Hedging (formerly SFAS 133, Accounting for Derivative Instruments and Hedging Activities). The impact of these hedges that settled in 2008 was a realized loss of $47.0 million which is recorded in realized loss on derivative instruments in our statements of operations as discussed below.

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

Selling, general and administrative.  Selling, general and administrative expenses increased $14.7 million, or 74.7%, to $34.3 million in 2008 from $19.6 million in 2007. This increase is primarily due to additional selling, general and administrative expenses associated with the Penreco acquisition. Selling, general and administrative expenses also increased due to additional accrued incentive compensation costs in 2008 as compared to 2007.

Transportation.  Transportation expenses increased $30.7 million, or 56.8%, to $84.7 million in 2008 from $54.0 million in 2007. This increase is primarily related to additional transportation expenses associated with the Penreco acquisition.

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

Debt extinguishment costs.  Debt extinguishment costs increased $0.5 million to $0.9 million in 2008 from $0.4 million in 2007. This increase was primarily due to the repayment of our prior senior secured term loan facility with a portion of the proceeds of our new senior secured term loan facility. The increase was also the result of debt extinguishment costs recognized in conjunction with the repayment of a portion of our new senior secured term loan facility using the proceeds of the sale of mineral rights on our real property at our Shreveport and Princeton refineries.

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

Unrealized gain (loss) on derivative instruments.  Unrealized gain on derivative instruments increased $4.8 million, to $3.5 million in 2008 from a loss of $1.3 million in 2007. This increased gain was due primarily to the increase in gain ineffectiveness related to derivative instruments in our fuel products segment in 2008 as compared to 2007. This was offset by the unfavorable mark-to-market changes for certain derivative instruments in our specialty products segment not designated as cash flow hedges, including crude oil collars, natural gas swap contracts, and interest rate swap contracts, being recorded to unrealized loss on derivative instruments in 2008 as compared 2007.

Gain on sale of mineral rights.  We recorded a $5.8 million gain in 2008 resulting from the lease of mineral rights on the real property at our Shreveport and Princeton refineries to an unaffiliated third party, which was accounted for as a sale. We have retained a royalty interest in any future production associated with these mineral rights.

Liquidity and Capital Resources

Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions and debt service. We expect that our principal uses of cash in the future will be for working capital as we continue to increase our throughput rate at the Shreveport refinery and increased working capital requirements from the LyondellBasell Agreements, distributions to our limited partners and general partner, debt service, and capital expenditures related to internal growth projects and acquisitions from third parties or affiliates. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and cause us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. Given the current credit environment and our continued efforts to reduce leverage to ensure continued covenant compliance under our credit facilities, we do not anticipate completing any significant acquisitions, internal growth projects or replacement and environmental capital expenditures that would cause total spending to exceed $30.0 million during 2010. We anticipate future capital expenditures will be funded with current cash flows from operations and borrowings under our existing revolving credit facility.

Cash Flows

We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations, including a significant, sudden change in crude oil prices, would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially a material adverse impact on our ability to comply with the covenants under our credit facilities.

The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net cash provided by operating activities	$100.9	$130.3	$167.5
Net cash used in investing activities	$(22.7)	$(480.5)	$(260.9)
Net cash provided by (used in) financing activities	$(78.1)	$350.1	$12.4

Operating Activities.  Operating activities provided $100.9 million in cash during 2009 compared to $130.3 million during 2008. The decrease in cash provided by operating activities during 2009 was primarily due to increased working capital requirements as a result of the LyondellBasell Agreements of $19.2 million as well as rising crude oil prices increasing our working capital requirements, partially offset by increased net income of $17.3 million.

Operating activities provided $130.3 million in cash during 2008 compared to $167.5 million during 2007. The decrease in cash provided by operating activities during 2008 was primarily due to increased working capital of $35.5 million, combined with a decrease of net income, after adjusting for non-cash items, of $1.7 million. The increase in working capital was due primarily to the decrease in accounts payable resulting from significantly lower crude oil and other feedstock prices at December 31, 2008 as compared to December 31, 2007 and losses from our derivative activities. The reduction in accounts payable was partially offset by significant decreases in inventory and accounts receivable as a result of our working capital reduction initiatives and lower crude oil prices and fuel products selling prices.

Investing Activities.  Cash used in investing activities decreased to $22.7 million during 2009 compared to $480.5 million during 2008. This decrease was due primarily to the acquisition of Penreco for $269.1 million and spending on the Shreveport expansion project in 2008 of $119.6 million, with no comparable activity in 2009. Also decreasing the use of cash for investing activities in 2009 was the early settlement of $49.7 million of derivative instruments related to 2008 and 2009 utilized to economically hedge the risk of rising crude oil prices in 2008 with no comparable activity in 2009.

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

Financing Activities.  Cash used in financing activities was $78.1 million during 2009 compared to cash provided of $350.1 million during 2008. This change was primarily due to proceeds from borrowings under the new senior secured term loan credit facility of $385.0 million along with associated debt issuance costs incurred during 2008 with no comparable activity in 2009. The increased use of cash was also due to net repayments on the revolving credit facility of $62.6 million compared to net borrowings of $95.6 million in 2008, primarily due to final spending on the Shreveport refinery expansion project in 2008. Partially offsetting the increased use of cash were the proceeds received from our December 2009 public equity offering of approximately $52.3 million, including $1.1 million of contributions received from our general partner.

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

On January 5, 2010, we declared a quarterly cash distribution of $0.455 per unit on all outstanding units, or $16.4 million, for the quarter ended December 31, 2009. The distribution was paid on February 12, 2010 to unitholders of record as of the close of business on February 2, 2010. This quarterly distribution of $0.455 per unit equates to $1.82 per unit, or $65.6 million, on an annualized basis.

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

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Capital improvement expenditures	$8.0	$161.6	$248.8
Replacement capital expenditures	12.1	4.4	10.9
Environmental capital expenditures	3.4	1.7	1.3

Total	$23.5	$167.7	$261.0

We anticipate that future capital expenditure requirements will be provided primarily through cash provided by operations and available borrowings under our revolving credit facility. In 2009, we limited our overall capital expenditures to required environmental expenditures, necessary replacement capital expenditures to maintain our facilities and minor capital improvement projects to reduce energy costs, improve finished product quality and finished product yields. Management estimates its replacement and environmental capital expenditures to be approximately $4.0 million per quarter in 2010 with total capital expenditures remaining generally consistent with 2009.

Over the past three years, we have invested significantly in expanding and enhancing the operations at our facilities, primarily at our Shreveport refinery. We invested a total of approximately $8.0 million, $161.6 million, and $248.8 million during 2009, 2008 and 2007, respectively. Of these investments during these periods, $308.5 million was related to our Shreveport refinery expansion project completed and operational in May 2008. Approximately $123.2 million was related to other projects to improve efficiency, de-bottleneck certain operating units and for new product development. These expenditures have enhanced and improved our product mix and operating cost leverage, but did not significantly increase the feedstock throughput capacity of our Shreveport refinery or our other refineries.

The Shreveport expansion project has increased this refinery’s throughput capacity from 42,000 bpd to 60,000 bpd and enhanced the Shreveport refinery’s ability to process sour crude oil up to approximately 25,000 bpd. In 2008, the Shreveport refinery had total feedstock runs of 37,096 bpd, representing an increase of approximately 2,744 bpd from 2007, before completion of the Shreveport expansion project. In 2008, the Shreveport refinery did not achieve the expected significant increase in feedstock runs compared to 2007 due primarily to unscheduled downtime due to Hurricane Ike and scheduled downtime in the fourth quarter of 2008 to complete a three-week turnaround. In 2009, feedstock run rates at our Shreveport refinery averaged approximately 43,639 bpd. We did not increase feedstock run rates further due to the continued impacts of the economic downturn.

Debt and Credit Facilities

On January 3, 2008, we repaid all of our indebtedness under our previous senior secured first lien term loan credit facility, entered into new senior secured first lien term loan facility and amended our existing senior secured revolving credit facility. As of December 31, 2009, our credit facilities consist of:

•	a $375.0 million senior secured revolving credit facility, subject to borrowing base restrictions, with a standby letter of credit sublimit of $300.0 million; and

•	a $435.0 million senior secured first lien credit facility consisting of a $385.0 million term loan facility and a $50.0 million letter of credit facility to support crack spread hedging. In connection with the execution of the senior secured first lien credit facility, we incurred total debt issuance costs of $23.4 million, including $17.4 million of issuance discounts.

Borrowings under the amended revolving credit facility are limited by advance rates of percentages of eligible accounts receivable and inventory (the borrowing base) as defined by the revolving credit agreement. As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base cannot exceed the total commitments of the lender group. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $375.0 million. The number of lenders in our facility has been reduced from ten due to an acquisition. If further acquisitions occur, we will increase the concentration of our exposure to certain financial institutions. Currently, the largest member of our bank group provides a commitment for $87.5 million. The smallest commitment is $15 million and the median commitment is $42.5 million. In the event of a default by one of the lenders in the syndicate, the total commitments under the revolving credit facility would be reduced by the defaulting lenders’ commitment, unless another lender or a combination of lenders increase their commitments to replace the defaulting lender. In the alternative, the revolving credit facility also permits us to replace a defaulting lender. Although we do not expect any current lenders to default under the revolving credit facility, we can provide no assurance that lender defaults will not occur. Also, our borrowing base at December 31, 2009 was $194.0 million; thus, we would have to experience defaults in commitments totaling $181.0 million from our lender group before such defaults would impact our liquidity as of December 31, 2009. Accordingly, at least three of our nine lenders would have to default in order for our current liquidity position under the revolving credit facility to be adversely impacted.

The revolving credit facility, which is our primary source of liquidity for cash needs in excess of cash generated from operations, currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at our option. This margin is currently at 50 basis points for prime and 200 basis points for LIBOR; however, it fluctuates based on measurement of our Consolidated Leverage Ratio discussed below and is expected to be reduced during the first quarter of 2010 to 25 basis points for prime and 175 basis points for LIBOR due to the reduction in our Consolidated Leverage Ratio. The revolving credit facility has a first priority lien on our cash, accounts receivable and inventory and a second priority lien on our fixed assets which matures in January 2013. On December 31, 2009, we had availability on our revolving credit facility of $107.3 million, based upon a $194.0 million borrowing base, $46.9 million in outstanding standby letters of credit, and outstanding borrowings of $39.9 million. The improvement in our availability under our revolving credit facility of approximately $56.0 million from December 31, 2008 to December 31, 2009 is due primarily to cash flow from operations and the $52.3 million in proceeds from our December 2009 public equity offering that were used to reduce borrowings under our revolving credit facility offset by capital expenditures, distributions to unitholders, and debt service costs. Additionally, availability under the revolving credit facility at December 31, 2009 was reduced by incremental working capital requirements related to our obligations under the LyondellBasell Agreements in November 2009. We believe that we have sufficient cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations or a significant, sustained decline in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially have a material adverse effect on our ability to comply with the covenants under our credit facilities. Substantial declines in crude oil prices, if sustained, may materially diminish our borrowing base which is based, in part, on the value of our crude oil inventory and could result in a material reduction in our borrowing capacity under our revolving credit facility.

The term loan facility, fully drawn at $385.0 million on January 3, 2008, bears interest at a rate of LIBOR plus 400 basis points or prime plus 300 basis points, at our option. Management has historically kept the outstanding balance on a LIBOR basis; however, that decision is evaluated every three months to determine if a portion should be converted back to the prime rate. Each lender under this facility has a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable and inventory. Our term loan facility matures in January 2015. Under the terms of our term loan facility, we applied a portion of the net proceeds from the term loan facility to the acquisition of Penreco. We are required to make mandatory repayments of approximately $1.0 million at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2008 and ending with the fiscal quarter ending September 30, 2014, with the remaining balance due at maturity on January 3, 2015. In June 2008, we received lease bonuses of $6.1 million associated with the sale of mineral rights on our real property at our Shreveport and Princeton refineries to a non-affiliated third party. As a result of these transactions, we recorded a gain of $5.8 million in other income (expense) in the consolidated statements of operations. Under the term loan agreement, cash proceeds resulting from the disposition of our property, plant and equipment generally must be used as a mandatory prepayment of the term loan. As a result, in June 2008 we made a prepayment of $6.1 million on the term loan.

Our letter of credit facility to support crack spread hedging bears interest at a rate of 4.0% and is secured by a first priority lien on our fixed assets. We have issued a letter of credit in the amount of $50.0 million, the full amount available under this letter of credit facility, to one counterparty. As long as this first priority lien is in effect and the counterparty remains the beneficiary of the $50.0 million letter of credit, we will have no obligation to post additional cash, letters of credit or other collateral with the counterparty to provide additional credit support for a mutually-agreed maximum volume of executed crack spread hedges. In the event the counterparty’s exposure to us exceeds $100.0 million, we would be required to post additional credit support to enter into additional crack spread hedges up to the aforementioned maximum volume. In addition, we have other crack spread hedges in place with other approved counterparties under the letter of credit facility whose credit exposure to us is also secured by a first priority lien on our fixed assets, subject to certain conditions.

Our credit facilities permit us to make distributions to our unitholders as long as we are not in default and would not be in default following the distribution. Under the credit facilities, we were historically obligated to comply with certain financial covenants requiring us to maintain a Consolidated Leverage Ratio of no more than 4.0 to 1 and a Consolidated Interest Coverage Ratio of no less than 2.50 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements) and Availability (as such term is defined in our credit agreements) of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements). As of the fiscal quarter ended June 30, 2009 and for all future quarters, we are obligated to maintain a Consolidated Leverage Ratio of no more than 3.75 to 1, a Consolidated Interest Coverage Ratio of no less than 2.75 to 1 and Availability of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements. The Consolidated Leverage Ratio is defined under our credit agreements to mean the ratio of our Consolidated Debt (as defined in the credit agreements) as of the last day of any fiscal quarter to our Adjusted EBITDA (as defined below) for the last four fiscal quarter periods ending on such date. The Consolidated Interest Coverage Ratio is defined as the ratio of Consolidated EBITDA for the last four fiscal quarters to Consolidated Interest Charges for the same period. Adjusted EBITDA means Consolidated EBITDA as defined in our credit facilities to mean, for any period: (1) net income plus (2)(a) interest expense; (b) taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) unrealized items decreasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (f) other non-recurring expenses reducing net income which do not represent a cash item for such period; and (g) all non-recurring restructuring charges associated with the Penreco acquisition minus (3)(a) tax credits; (b) unrealized items increasing net income (including the non-cash impact of restructuring, decommissioning and asset impairments in the periods presented); (c) unrealized gains from mark to market accounting for hedging activities; and (d) other non-recurring expenses and unrealized items that reduced net income for a prior period, but represent a cash item in the current period.

In addition, if at any time that our borrowing capacity under our revolving credit facility falls below $35.0 million, meaning we have Availability of less than $35.0 million, we will be required to immediately measure and maintain a Fixed Charge Coverage Ratio of at least 1 to 1 (as of the end of each fiscal quarter). The Fixed Charge Coverage Ratio is defined under our credit agreements to mean the ratio of (a) Adjusted EBITDA minus Consolidated Capital Expenditures minus Consolidated Cash Taxes, to (b) Fixed Charges (as each such term is defined in our credit agreements).

Compliance with the financial covenants pursuant to our credit agreements is measured quarterly based upon performance over the most recent four fiscal quarters, and as of December 31, 2009, we believe we were in compliance with all financial covenants under our credit agreements and have adequate liquidity to conduct our business. Even though our liquidity and leverage improved during fiscal year 2009, we are continuing to take steps to ensure that we continue to meet the requirements of our credit agreements and currently believe that we will be in compliance for all future measurement dates, although assurances cannot be made regarding our future compliance with these covenants.

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

Contractual Obligations and Commercial Commitments

A summary of our total contractual cash obligations as of December 31, 2009 is as follows:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations, excluding capital lease obligations	$411,135	$3,850	$7,700	$47,600	$351,985
Interest on long-term debt at contractual rates	92,846	20,879	40,949	30,892	126
Capital lease obligations	2,938	1,159	1,544	235	—
Operating lease obligations (1)	35,088	11,137	15,170	7,731	1,050
Letters of credit (2)	96,859	46,859	50,000	—	—
Purchase commitments (3)	740,068	270,356	234,856	234,856	—
Pension obligations	8,878	1,078	5,200	—	2,600
Employment agreements (4)	1,038	667	371	—	—

Total obligations	$1,388,850	$355,985	$355,790	$321,314	$355,761

(1)	We have various operating leases for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through August 2015.

(2)	Letters of credit supporting crude oil purchases, precious metals leasing and hedging activities.

(3)	Purchase commitments consist of obligations to purchase fixed volumes of crude oil from various suppliers based on current market prices at the time of delivery.

(4)	Annual compensation under the employment agreement of F. William Grube, chief executive officer and president and the professional services and transition agreement with Allan A. Moyes III, executive vice president.

In connection with the closing of the Penreco acquisition on January 3, 2008, we entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $52.5 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of December 31, 2009. If the Base Volume is not supplied at any point during the first five years of the ten-year term, a penalty for each gallon of shortfall must be paid to us as liquidated damages.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates and base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Inventories

The cost of inventories is determined using the last-in, first-out (LIFO) method and valued at the lower of cost or market. Costs include crude oil and other feedstocks, labor and refining overhead costs. We review our inventory balances quarterly for excess inventory levels or obsolete products and write down, if necessary, the inventory to net realizable value. The replacement cost of our inventory, based on current market values, would have been $30.4 million and $27.5 million higher at December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Statement (“ASC”) 815-10, Derivatives and Hedging  (formerly Statement of Financial Accounting Standards (“SFAS”) No. 161, Derivative Instruments and Hedging Activities), we recognize all derivative transactions as either assets or liabilities at fair value on the consolidated balance sheets. We utilize third party valuations and published market data to determine the fair value of these derivatives and thus does not directly rely on market indices. We perform an independent verification of the third party valuation statements to validate inputs for reasonableness and completes a comparison of implied crack spread mark-to-market valuations among our counterparties.

Our derivative instruments, consisting of derivative assets and derivative liabilities of $30.9 million and $4.8 million, respectively, as of December 31, 2009, are valued at Level 1, Level 2, and Level 3 fair value measurement under ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements),  depending upon the degree by which inputs are observable. We recorded realized and unrealized gains on derivative instruments of $8.3 million and $23.7 million, respectively, on our derivative instruments in 2009. The decrease in the fair market value of our outstanding derivative instruments from a net asset of $55.4 million as of December 31, 2008 to a net asset of $26.1 million as of December 31, 2009 was primarily due to $22.6 million in settlements of crack spread hedges outstanding as of December 31, 2008, with only $1.3 million offsetting this amount for new derivative instruments. We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded to fair value at settlement due to the volatility of commodity prices.

Holding all other variables constant, we expect a $1 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volume hedged as of December 31, 2009:

In millions

Crude oil swaps	$12.9
Diesel swaps	$(7.1)
Jet fuel swaps	$(2.5)
Gasoline swaps	$(3.3)
Crude oil collars	$0.2
Jet fuel collars	$—

We enter into crude oil, gasoline, and diesel hedges to hedge an implied crack spread. Therefore, any increase in crude oil swap mark-to-market valuation due to changes in commodity prices will generally be accompanied by a decrease in gasoline and diesel swap mark-to-market valuation.

In addition, we measure our investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”) on a recurring basis. The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805-10, Business Combinations  (formerly SFAS No. 141(R)). ASC 805-10 applies to the financial accounting and reporting of business combinations. ASC 805-10 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of ASC 805-10 for all future acquisitions.

In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging  (formerly SFAS No. 161, Derivative Instruments and Hedging Activities). ASC 815-10 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815-10 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted ASC 815-10 as of January 1, 2009. Because ASC 815-10 applies only to financial statement disclosures, it did not have any impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, FASB issued requirements under ASC 260-10, Earnings per Share  (formerly EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships), requiring master limited partnerships to treat incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. ASC 260-10 requires that undistributed earnings be allocated to the partnership interests based on the allocation of earnings to capital accounts as specified in the respective partnership agreement. When distributions exceed earnings, ASC 260-10 requires that net income be reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in the respective partnership agreement. ASC 260-10 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted these requirements under ASC 260-10 as of January 1, 2009 and applied it retrospectively.

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

In December 2008, the FASB issued pronouncements under ASC 715-20, Compensation-Retirement Benefits-Defined Benefit Plans (formerly FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715-20 replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category. ASC 715-20 also requires additional disclosure regarding the level of the plan assets within the fair value hierarchy according to ASC 820-10, Fair Value Measurements and Disclosures  (formerly SFAS No. 157, Fair Value Measurements), and a reconciliation of activity for any plan assets being measured using unobservable inputs as defined in ASC 715-20. ASC 715-20 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715-20 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued pronouncements under ASC 855-10, Subsequent Events  (formerly SFAS No. 165, Subsequent Events). ASC 855-10 provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855-10 requires disclosure of the date through which subsequent events were evaluated. ASC 855-10 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 in June 30, 2009, and has evaluated subsequent events through the date of this filing.

In June 2009, the FASB issued pronouncements under ASC 105-10, Generally Accepted Accounting Principles  (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 established the FASB Accounting Standards Codification (“Codification”), which supersedes all existing accounting standards documents and is the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 beginning with the quarter ended September 30, 2009. The adoption of ASC 105-10 did not have any effect on the Company’s financial position, results of operations, or cash flows.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) under ASC 820, Fair Value Measurements and Disclosures  (formerly SFAS No. 157, Fair Value Measurements). ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. ASU 2010-06 is effective for reporting periods beginning after December 15, 2009 and will be adopted by the Company beginning with the quarter ended March 31, 2010. The Company expects that the adoption of ASU 2010-06 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Consistent with prior years, both our profitability and our cash flows are affected by volatility in prevailing crude oil, gasoline, diesel, jet fuel, and natural gas prices. The primary purpose of our commodity risk management activities is to hedge our exposure to price risks associated with the cost of crude oil and natural gas and sales prices of our fuel products.

Crude Oil Price Volatility

We are exposed to significant fluctuations in the price of crude oil, our principal raw material. Given the historical volatility of crude oil prices, this exposure can significantly impact product costs and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect a $1.00 change in the per barrel price of crude oil would change our specialty product segment cost of sales by $9.4 million and our fuel product segment cost of sales by $11.5 million based on our sales volumes for 2009.

Crude Oil Hedging Policy

Because we typically do not set prices for our specialty products in advance of our crude oil purchases, we can generally take into account the cost of crude oil in setting specialty products prices. However, during the prior two years when crude oil prices ranged from a low of approximately $34 per barrel to a high of approximately $145 per barrel, we are not always able to adjust our sales prices as quickly as increases in the price of crude oil. Due to this lack of correlation between our specialty products sales prices and crude oil in periods of high volatility, we further manage our exposure to fluctuations in crude oil prices in our specialty products segment through the use of derivative instruments, which can include both swaps and options, generally executed in the over-the-counter (OTC) market. Our policy is generally to enter into crude oil derivative contracts that match our expected future cash outflows for up to 70% of our anticipated crude oil purchases related to our specialty products production. These positions generally will be short term in nature and expire within three to nine months from execution; however, we may execute derivative contracts for up to two years forward if our expected future cash flows support lengthening our position. Our fuel products sales are based on market prices at the time of sale. Accordingly, in conjunction with our fuel products hedging policy discussed below, we enter into crude oil derivative contracts related to our fuel products segment for up to five years and no more than 75% of our fuel products sales on average for each fiscal year.

Natural Gas Price Volatility

Since natural gas purchases comprise a significant component of our cost of sales, changes in the price of natural gas also significantly affect our profitability and our cash flows. Holding all other cost and revenue variables constant, and excluding the impact of our current hedges, we expect a $0.50 change per MMBtu (one million British Thermal Units) in the price of natural gas would change our cost of sales by $3.9 million based on our results for the year ended December 31, 2009.

Natural Gas Hedging Policy

We enter into derivative contracts to manage our exposure to natural gas prices. Our policy is generally to enter into natural gas swap contracts during the summer months for up to approximately 50% of our anticipated natural gas requirements for the upcoming fall and winter months with time to expiration not to exceed three years.

Fuel Products Selling Price Volatility

We are exposed to significant fluctuations in the prices of gasoline, diesel, and jet fuel. Given the historical volatility of gasoline, diesel, and jet fuel prices, this exposure can significantly impact sales and gross profit. Holding all other variables constant, and excluding the impact of our current hedges, we expect that a $1 change in the per barrel selling price of gasoline, diesel, and jet fuel would change our fuel products segment sales by $11.5 million based on our results for the year ended December 31, 2009.

Fuel Products Hedging Policy

In order to manage our exposure to changes in gasoline, diesel, and jet fuel selling prices, our policy is generally to enter into derivative contracts to hedge our fuel products sales for a period no greater than five years forward and for no more than 75% of anticipated fuels sales on average for each fiscal year, which is consistent with our crude oil purchase hedging policy for our fuel products segment discussed above. We believe this policy lessens the volatility of our cash flows. In addition, in connection with our credit facilities, our lenders require us to obtain and maintain derivative contracts to hedge our fuel products margins for a rolling period of 1 to 12 months forward for at least 60% and no more than 90% of our anticipated fuels production, and for a rolling 13 to 24 months forward for at least 50% and no more than 90% of our anticipated fuels production. As of December 31, 2009, we were over 60% hedged for both the forward 12 and 24 month periods. We are currently hedging in calendar year 2012, with no positions currently in 2013 or 2014.

The unrealized gain or loss on derivatives at a given point in time is not necessarily indicative of the results realized when such contracts mature. The decrease in the fair market value of our outstanding derivative instruments from a net asset of $55.4 million as of December 31, 2008 to a net asset of $26.1 million as of December 31, 2009 was primarily due to increases in the forward market values of fuel products margins, or cracks spreads, relative to our hedged fuel products margins and settlement of derivatives in 2009 that resulted in realized gain. Please read Note 2 — Summary of Significant Accounting Policies — Derivatives in the notes to our consolidated financial statements for a discussion of the accounting treatment for the various types of derivative transactions, and a further discussion of our hedging policies.

Interest Rate Risk

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates, which is consistent with prior years. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2009, we had approximately $411.1 million of variable rate debt. Holding other variables constant (such as debt levels), a one hundred basis point change in interest rates on our variable rate debt as of December 31, 2009 would be expected to have an impact on net income and cash flows for 2009 of approximately $4.1 million.

We have a $375.0 million revolving credit facility as of December 31, 2009, bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. We had borrowings of $39.9 million outstanding under this facility as of December 31, 2009, bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin.

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

In 2009, the Company entered into a forward swap contract to manage interest rate risk related to its current variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $200.0 million of the total outstanding term loan indebtedness from February 15, 2010 to February 15, 2011. This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at an average annual rate of 0.94%.

Existing Commodity Derivative Instruments

Fuel Products Segment

As a result of our fuel products hedging activity, we recorded a gain of $74.6 million and a loss of $56.0 million, to sales and cost of sales, respectively, in the consolidated statements of operations for 2009.

The following tables provide information about our derivative instruments related to our fuel products segment as of December 31, 2009:

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2010	1,800,000	20,000	$67.29
Second Quarter 2010	1,820,000	20,000	67.29
Third Quarter 2010	1,840,000	20,000	67.29
Fourth Quarter 2010	1,840,000	20,000	67.29
Calendar Year 2011	5,614,000	15,381	76.54

Totals	12,914,000
Average price			$71.31

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	1,170,000	13,000	$80.41
Second Quarter 2010	1,183,000	13,000	80.41
Third Quarter 2010	1,196,000	13,000	80.41
Fourth Quarter 2010	1,196,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	7,116,000
Average price			$83.80

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

Calendar Year 2011	2,514,000	6,888	$88.51

Totals	2,514,000
Average price			$88.51

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	630,000	7,000	$75.28
Second Quarter 2010	637,000	7,000	75.28
Third Quarter 2010	644,000	7,000	75.28
Fourth Quarter 2010	644,000	7,000	75.28
Calendar Year 2011	729,000	1,997	83.53

Totals	3,284,000
Average price			$77.11

The following table provides a summary of these derivatives and implied crack spreads for the crude oil, diesel and gasoline swaps disclosed above, all of which are designated as hedges.

	Barrels		Implied Crack
Swap Contracts by Expiration Dates	Purchased	BPD	Spread ($/Bbl)

First Quarter 2010	1,800,000	20,000	$11.32
Second Quarter 2010	1,820,000	20,000	11.32
Third Quarter 2010	1,840,000	20,000	11.32
Fourth Quarter 2010	1,840,000	20,000	11.32
Calendar Year 2011	5,614,000	15,381	12.16

Totals	12,914,000
Average price			$11.68

At December 31, 2009, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $13.1 million of gains in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2009. Refer to the gasoline swap contracts table below with corresponding barrel per day amounts for the related transactions.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	135,000	1,500	$58.25
Second Quarter 2010	136,500	1,500	58.25
Third Quarter 2010	138,000	1,500	58.25
Fourth Quarter 2010	138,000	1,500	58.25

Totals	547,500
Average price			$58.25

At December 31, 2009, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $16.2 million of losses in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2009. Refer to the crude oil swap contracts table above with corresponding barrel per day amounts for the related transactions.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2010	135,000	1,500	$58.42
Second Quarter 2010	136,500	1,500	58.42
Third Quarter 2010	138,000	1,500	58.42
Fourth Quarter 2010	138,000	1,500	58.42

Totals	547,500
Average price			$58.42

To summarize at December 31, 2009, the Company had the following crude oil and gasoline derivative instruments not designated as hedges in its fuel products segment. These trades were used to economically freeze a portion of the mark-to-market valuation gain for the above crack spread trades.

	Barrels		Implied Crack
Swap Contracts by Expiration Dates	Purchased	BPD	Spread ($/Bbl)

First Quarter 2010	135,000	1,500	$0.17
Second Quarter 2010	136,500	1,500	0.17
Third Quarter 2010	138,000	1,500	0.17
Fourth Quarter 2010	138,000	1,500	0.17

Totals	547,500
Average price			$0.17

The above derivative instruments to purchase the crack spread have effectively locked in a gain of $6.52 per barrel on approximately 0.5 million barrels, or $3.6 million, to be recognized in 2010.

Jet Fuel Put Spread Contracts

At December 31, 2009, the Company had the following jet fuel put options related to jet fuel crack spreads in its fuel products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Put
Jet Fuel Put Option Crack Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)

Calendar Year 2011	814,000	2,230	$4.17	$6.23

Totals	814,000
Average price			$4.17	$6.23

Specialty Products Segment

As a result of our specialty products crude oil hedging activity, we recorded a loss of $9.1 million, to realized loss on derivative instruments in the consolidated statements of operations for 2009. As of December 31, 2009 and February 23, 2010, we had not provided any cash margin in credit support to any of our hedging counterparties. At December 31, 2009, the Company had the following three-way crude oil collar derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges. As a result of these derivatives not being designated as hedges, the Company recognized $12.2 million of gain in unrealized gain (loss) on derivative instruments in the consolidated statements of operations in 2009.

			Average	Average	Average
			Bought Put	Swap	Sold Call
Crude Oil Put/Swap/Call Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)

January 2010	186,000	6,000	$68.32	$80.43	$90.43

Totals	186,000
Average price			$68.32	$80.43	$90.43

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Specialty Products Partners, L.P. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calumet Specialty Products Partners L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 25, 2010

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$49	$48
Accounts receivable:
Trade, less allowance for doubtful accounts of $801 and $2,121, respectively	116,914	103,962
Other	5,854	5,594

	122,768	109,556

Inventories	137,250	118,524
Derivative assets	30,904	71,199
Prepaid expenses and other current assets	1,811	1,803
Deposits	6,861	4,021

Total current assets	299,643	305,151
Property, plant and equipment, net	629,275	659,684
Goodwill	48,335	48,335
Other intangible assets, net	38,093	49,502
Other noncurrent assets, net	16,510	18,390

Total assets	$1,031,856	$1,081,062

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$92,110	$87,460
Accounts payable — related party	17,866	6,395
Accrued salaries, wages and benefits	6,500	6,865
Taxes payable	7,551	6,833
Other current liabilities	6,114	9,662
Current portion of long-term debt	5,009	4,811
Derivative liabilities	4,766	15,827

Total current liabilities	139,916	137,853
Pension and postretirement benefit obligations	9,433	9,717
Other long-term liabilities	1,111	—
Long-term debt, less current portion	396,049	460,280

Total liabilities	546,509	607,850

Commitments and contingencies
Partners’ capital:
Common unitholders (22,166,000 units and 19,166,000 units, issued and outstanding at December 31, 2009 and 2008, respectively)	418,902	363,935
Subordinated unitholders (13,066,000 units, issued and outstanding)	34,714	35,778
General partner’s interest	19,087	17,933
Accumulated other comprehensive income	12,644	55,566

Total partners’ capital	485,347	473,212

Total liabilities and partners’ capital	$1,031,856	$1,081,062

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per unit data)

Sales	$1,846,600	$2,488,994	$1,637,848
Cost of sales	1,673,498	2,235,111	1,456,492

Gross profit	173,102	253,883	181,356

Operating costs and expenses:
Selling, general and administrative	32,570	34,267	19,614
Transportation	67,967	84,702	54,026
Taxes other than income taxes	3,839	4,598	3,662
Other	1,366	1,576	2,854

Operating income	67,360	128,740	101,200

Other income (expense):
Interest expense	(33,573)	(33,938)	(4,717)
Interest income	170	388	1,944
Debt extinguishment costs	—	(898)	(352)
Realized gain (loss) on derivative instruments	8,342	(58,833)	(12,484)
Unrealized gain (loss) on derivative instruments	23,736	3,454	(1,297)
Gain on sale of mineral rights	—	5,770	—
Other	(4,099)	11	(919)

Total other expense	(5,424)	(84,046)	(17,825)

Net income before income taxes	61,936	44,694	83,375
Income tax expense	151	257	501

Net income	$61,785	$44,437	$82,874

Allocation of net income:
Net income	$61,785	$44,437	$82,874
Less:
General partner’s interest in net income	1,236	889	1,657
Holders of incentive distribution rights	—	—	3,460

Net income available to limited partners	60,549	43,548	77,757
Weighted average limited partner units outstanding:
Basic	32,372	32,232	29,744
Diluted	32,372	32,232	29,746
Common and subordinated unitholders’ basic and diluted net income per unit	$1.87	$1.35	$2.61
Cash distributions declared per common and subordinated unit	$1.81	$1.98	$2.43

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners’ Capital
	Comprehensive	General	Limited Partners
	Income (Loss)	Partner	Common	Subordinated	Total
	(In thousands)

Balance at January 1, 2007	$52,251	$15,950	$274,719	$42,347	$385,267
Comprehensive loss:
Net income		5,944	43,139	33,791	82,874
Cash flow hedge gain reclassified to net income	(13,880)				(13,880)
Change in fair value of cash flow hedges	(78,012)				(78,012)

Comprehensive loss					(9,018)
Proceeds from public equity offering , net			98,206		98,206
Contribution from Calumet GP, LLC		2,113			2,113
Amortization of vested phantom units			121		121
Distributions to partners		(4,643)	(40,260)	(32,142)	(77,045)

Balance at December 31, 2007	(39,641)	19,364	375,925	43,996	399,644
Comprehensive income:
Net income		889	25,895	17,653	44,437
Cash flow hedge loss reclassified to net income	(8,208)				(8,208)
Change in fair value of cash flow hedges	109,639				109,639
Defined benefit pension and retiree health benefit plans	(6,224)				(6,224)

Comprehensive income					139,644
Units repurchased for phantom unit grants			(115)		(115)
Amortization of vested phantom units			179		179
Distributions to partners		(2,320)	(37,949)	(25,871)	(66,140)

Balance at December 31, 2008	55,566	17,933	363,935	35,778	473,212

Comprehensive income:
Net income		1,236	38,094	22,455	61,785
Cash flow hedge gain reclassified to net income	(15,068)				(15,068)
Change in fair value of cash flow hedges	(29,371)				(29,371)
Defined benefit pension and retiree health benefit plans	1,517				1,517

Comprehensive income					18,863
Proceeds from public equity offering, net			51,225		51,225
Contribution from Calumet GP, LLC		1,102			1,102
Units repurchased for phantom unit grants			(164)		(164)
Amortization of vested phantom units			367		367
Distributions to partners		(1,184)	(34,555)	(23,519)	(59,258)

Balance at December 31, 2009	$12,644	$19,087	$418,902	$34,714	$485,347

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$61,785	$44,437	$82,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,407	59,261	14,585
Amortization of turnaround costs	7,256	2,468	3,190
Provision for doubtful accounts	(916)	1,448	41
Non-cash debt extinguishment costs	—	898	352
Unrealized (gain) loss on derivative instruments	(23,736)	(3,454)	1,297
Gain on sale of mineral rights	—	(5,770)	—
Loss on disposal of fixed assets	4,455	211	61
Other non-cash activities	1,441	1,501	297
Changes in assets and liabilities:
Accounts receivable	(12,296)	45,042	(15,038)
Inventories	(18,726)	55,532	3,321
Prepaid expenses and other current assets	(8)	5,834	(6,061)
Derivative activity	8,531	41,757	2,121
Deposits	(2,840)	(4,000)	1,940
Other assets	(6,889)	(10,211)	(6,510)
Accounts payable	15,951	(103,136)	89,225
Accrued salaries, wages and benefits	(1,088)	(1,657)	(2,930)
Taxes payable	718	618	(823)
Other current liabilities	(535)	(245)	(396)
Pension and postretirement benefit obligations	1,233	(193)	—
Other long-term liabilities	1,111	—	—

Net cash provided by operating activities	100,854	130,341	167,546
Investing activities
Additions to property, plant and equipment	(23,521)	(167,702)	(261,015)
Acquisition of Penreco, net of cash acquired	—	(269,118)	—
Settlement of derivative instruments	—	(49,746)	—
Proceeds from sale of mineral rights	—	6,065	—
Proceeds from disposal of property, plant and equipment	807	40	140

Net cash used in investing activities	(22,714)	(480,461)	(260,875)
Financing activities
Proceeds from borrowings — revolving credit facility	805,361	1,424,732	303,380
Repayments of borrowings — revolving credit facility	(868,000)	(1,329,150)	(296,423)
Repayments of borrowings — prior term loan credit facilities	—	(30,099)	(19,401)
Proceeds from borrowings — existing term loan credit facility	—	385,000	—
Repayments of borrowings — existing term loan credit facility	(3,850)	(9,915)	—
Discount on existing term loan	—	(17,400)	—
Debt issuance costs	—	(9,633)	(369)
Payments on capital lease obligation	(1,542)	(618)	(906)
Proceeds from public equity offerings, net	51,225	—	98,206
Contributions from Calumet GP, LLC	1,102	—	2,113
Change in bank overdraft.	(3,013)	3,471	2,854
Common units repurchased for vested phantom unit grants	(164)	(115)	—
Distributions to partners	(59,258)	(66,140)	(77,045)

Net cash provided by (used in) financing activities	(78,139)	350,133	12,409

Net increase (decrease) in cash and cash equivalents	1	13	(80,920)
Cash and cash equivalents at beginning of year	48	35	80,955

Cash and cash equivalents at end of year	$49	$48	$35

Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$30,343	$33,667	$4,080
Income taxes paid	$161	$30	$150

Supplemental disclosure of noncash financing and investing activities
Equipment acquired under capital lease	$1,659	$171	$3,565

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except operating, unit and per unit data)

1.	Description of the Business

Calumet Specialty Products Partners, L.P. (Calumet, Partnership, or the Company) is a Delaware limited partnership. The general partner is Calumet GP, LLC, a Delaware limited liability company. On January 31, 2006, the Partnership completed the initial public offering of its common units. On July 5, 2006, November 20, 2007, December 14, 2009 and January 7, 2010, the Partnership completed public offerings of its common units. As of December 31, 2009, Calumet had 22,166,000 common units, 13,066,000 subordinated units, and 719,020 general partner equivalent units outstanding. Following the completion of our offering on January 7, 2010, we had 22,213,778 common units, 13,066,000 subordinated units and 719,995 general partner equivalent units outstanding. The general partner owns 2% of Calumet while the remaining 98% is owned by limited partners. On January 3, 2008 the Company acquired Penreco, a Texas general partnership, for approximately $269,118. Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. Calumet owns facilities located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Inventories consist of the following:

	December 31,
	2009	2008

Raw materials	$1,323	$24,955
Work in process	51,304	43,735
Finished goods	84,623	49,834

	$137,250	$118,524

The replacement cost of these inventories, based on current market values, would have been $30,420 and $27,517 higher as of December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company recorded $18,375, $5,446 and $19,834, respectively, of gains in cost of sales in the consolidated statements of operations due to the liquidation of lower cost inventory layers.

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

	December 31,
	2009	2008	2007

Beginning balance	$2,121	$786	$782
Provision	(916)	1,448	41
Recoveries	11	—	—
Write-offs, net	(415)	(113)	(37)

Ending balance	$801	$2,121	$786

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups. Assets under capital leases are amortized over the lesser of the useful life of the asset or the term of the lease.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Property, plant and equipment, including depreciable lives, consists of the following:

	December 31,
	2009	2008

Land	$3,249	$3,249
Buildings and improvements (10 to 40 years)	6,713	6,626
Machinery and equipment (10 to 20 years)	740,656	711,122
Furniture and fixtures (5 to 10 years)	2,713	2,682
Assets under capital leases (1 to 4 years)	4,198	4,015
Construction-in-progress	9,400	25,065

	766,929	752,759
Less accumulated depreciation	(137,654)	(93,075)

	$629,275	$659,684

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During the years ended December 31, 2009, 2008, and 2007, the Company incurred $34,170, $41,159, and $9,328, respectively, of interest expense of which $597, $7,221, and $4,611, respectively, was capitalized as a component of property, plant and equipment.

The Company has not recorded an asset retirement obligation as of December 31, 2009 or 2008 because such potential obligations cannot be measured since it is not possible to estimate the settlement dates.

Accumulated depreciation above includes $1,074 and $669 of depreciation expense for the years ended December 31, 2009 and 2008, respectively, related to the Company’s capital lease assets. During the years ended December 31, 2009, 2008 and 2007, the Company recorded $50,327, $42,144 and $13,229, respectively, of depreciation expense on its property, plant and equipment.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in the Penreco acquisition. In accordance with ASC 350, Intangibles - Goodwill and Other  (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill and other intangible assets are not amortized, but are tested for impairment at least annually and when indicators dictate, such as adverse changes in business climate, market value of long-lived assets or a change in the structure of the Company. The Company performs its annual impairment review in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairments were noted in 2009, 2008 or 2007.

Other Intangible Assets

Other intangible assets primarily consist of supply agreements, customer relationships, non-compete agreements and patents acquired in the Penreco acquisition. The majority of these assets are being amortized using the discounted estimated future cash flows method over the term of the related agreements. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows method based upon an assumed rate of annual customer attrition. For more information, refer to Note 7.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In such an event, a write-down of the asset would be recorded through a charge to operations, based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposal.

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

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers’ credit quality, historical write-off experience, age of accounts receivable, average default rates provided by a third party and any known specific issues or disputes which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, the Company has significant derivative assets with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), valuations to determine the impact of counterparty credit risk on the valuation of its derivative instruments.

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

In the event that the Company’s taxable income did not meet certain qualification requirements, the Company would be taxed as a corporation. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. The Company had no unrecognized tax benefits as of December 31, 2009 and 2008. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.

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

Derivatives

The Company is exposed to fluctuations in the price of crude oil, its principal raw material, as well as the sales prices of gasoline, diesel and jet fuel. Given the historical volatility of crude oil, gasoline, diesel and jet fuel prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. The Company employs various hedging strategies, and does not hold or issue derivative instruments for trading purposes. For further information, please refer to Note 10.

Other Noncurrent Assets

Other noncurrent assets consist of deferred debt issuance costs and turnaround costs. Deferred debt issuance costs were $7,385 and $8,899 as of December 31, 2009 and 2008, respectively, and are being amortized on a straight-line basis over the lives of the related debt instruments. These amounts are net of accumulated amortization of $3,674 and $2,160 at December 31, 2009 and 2008, respectively.

Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $9,125 and $9,491 as of December 31, 2009 and 2008, respectively. The Company capitalizes these costs and amortizes the cost on a straight-line basis over the life of the turnaround assets. These amounts are net of accumulated amortization of $8,035 and $2,586 at December 31, 2009 and 2008, respectively.

Earnings per Unit

The Company calculates earnings per unit under ASC 260-10, Earnings per Share  (formerly EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships). The Company treats incentive distribution rights (IDRs) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually obligated to pay IDRs. Also, the undistributed earnings are allocated to the partnership interests based on the allocation of earnings to the Company’s partners’ capital accounts as specified in the Company’s partnership agreement. When distributions exceed earnings, net income is reduced by the actual distributions with the resulting net loss being allocated to capital accounts as specified in its partnership agreement.

Shipping and Handling Costs

The Company complies with ASC 605-45, Revenue Recognition — Principal Agent Considerations (formerly EITF 00-10, Accounting for Shipping and Handling Fees and Costs). ASC 605-45 requires the classification of

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or to be disclosed if classified elsewhere. The Company has reflected $67,967, $84,702, and $54,026, respectively, for the years ended December 31, 2009, 2008, and 2007, in transportation expense in the consolidated statements of operations, the majority of which is billed to customers.

New Accounting Pronouncements

In December 2007, the FASB issued ASC 805-10, Business Combinations  (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141(R)). ASC 805-10 applies to the financial accounting and reporting of business combinations. ASC 805-10 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of ASC 805-10 for all future acquisitions.

In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging  (formerly SFAS No. 161, Derivative Instruments and Hedging Activities). ASC 815-10 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815-10 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted ASC 815-10 as of January 1, 2009. Because ASC 815-10 applies only to financial statement disclosures, it did not have any impact on the Company’s financial position, results of operations, or cash flows. For related disclosures, refer to Note 10.

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

In December 2008, the FASB issued pronouncements under ASC 715-20, Compensation-Retirement Benefits-Defined Benefit Plans (formerly FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715-20 replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category. ASC 715-20 also requires additional disclosure regarding the level of the plan assets within the fair value hierarchy according to ASC 820-10, Fair Value Measurements and Disclosures  (formerly SFAS No. 157, Fair Value Measurements), and a reconciliation of activity for any plan assets being measured using unobservable inputs as defined in ASC 715-20. ASC 715-20 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715-20 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued pronouncements under ASC 855-10, Subsequent Events  (formerly SFAS No. 165, Subsequent Events). ASC 855-10 provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855-10 requires disclosure of the date through which subsequent events were evaluated. ASC 855-10 is effective on a

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 in 2009, and has evaluated subsequent events through the date of this filing.

In June 2009, the FASB issued pronouncements under ASC 105-10, Generally Accepted Accounting Principles  (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 established the FASB Accounting Standards Codification (“Codification”), which supersedes all existing accounting standards documents and is the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 beginning with the quarter ended September 30, 2009. The adoption of ASC 105-10 did not have any effect on the Company’s financial position, results of operations, or cash flows.

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

For the Year Ended
December 31,
2007
(Unaudited)

Sales	$2,069,832
Net income	$100,915
Basic and diluted net income per limited partner unit	$2.61

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

The Company formulated its plan associated with the involuntary termination of certain non-union Penreco employees and accrued $1,829 for such costs, which are included in the acquisition liabilities. All affected employees were terminated and substantially all liabilities were paid as of December 31, 2008.

4.	LyondellBasell Agreements

Effective November 4, 2009, the Company entered into the LyondellBasell Agreements with an initial term of five years with Houston Refining, a wholly-owned subsidiary of LyondellBasell, to form a long-term exclusive specialty products affiliation. The initial term of the LyondellBasell Agreements lasts until October 31, 2014. After October 31, 2014 the agreements are automatically extended for additional one-year terms unless either party provides 24 months’ notice of a desire to terminate either the initial term or any renewal term. Under the terms of the LyondellBasell Agreements, (i) the Company is the exclusive purchaser of Houston Refining’s naphthenic lubricating oil production at its Houston, Texas refinery and is required to purchase a minimum of approximately 3,000 bpd, and (ii) Houston Refining will process a minimum of approximately 800 bpd of white mineral oil for the Company at its Houston, Texas refinery, which will supplement the existing white mineral oil production at the Company’s Karns City, Pennsylvania and Dickinson, Texas facilities. The annual commitment under these agreements is approximately $117,428. The Company also has exclusive rights to use certain LyondellBasell registered trademarks and tradenames including Tufflo, Duoprime, Duotreat, Crystex, Ideal and Aquamarine. The

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

LyondellBasell Agreements were deemed effective as of November 4, 2009 upon the approval of LyondellBasell’s debtor motions before the U.S. Bankruptcy Court.

5.	Sale of Mineral Rights

In June 2008, the Company received $6,065 associated with the lease of mineral rights on the real property at the Shreveport and Princeton refineries to an unaffiliated third party which were accounted for as a sale. The Company has retained a royalty interest in any future production associated with these mineral rights. As a result of these transactions, the Company recorded a gain of $5,770 in other income (expense) in the consolidated statements of operations. Under the term loan agreement, cash proceeds resulting from this disposition of property, plant and equipment were used as a mandatory prepayment of the term loan.

6.	Shreveport Refinery Expansion

As of December 31, 2008, the Company had invested an additional $119,630 for a total of $374,044 in its Shreveport refinery expansion project. The project was completed and operational in May 2008. Additionally, for the years ended December 31, 2009 and 2008, the Company had invested $16,770 and $40,753, respectively, in the Shreveport refinery for other capital expenditures including projects to improve efficiency, de-bottleneck certain operating units and for new product development.

7.	Goodwill and Other Intangible Assets

The Company has recorded $48,335 of goodwill as a result of the Penreco acquisition, all of which is recorded within the Company’s specialty products segment.

Other intangible assets consist of the following:

		December 31, 2009		December 31, 2008
	Weighted	Gross	Accumulated	Gross	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Customer relationships	20	$28,482	$(7,465)	$28,482	$(4,071)
Supplier agreements	4	21,519	(13,555)	21,519	(7,539)
Patents	12	1,573	(573)	1,573	(313)
Non-competition agreements	5	5,732	(1,615)	5,732	(768)
Distributor agreements	3	2,019	(1,447)	2,019	(758)
Royalty agreements	19	4,116	(693)	4,116	(490)

	12	$63,441	$(25,348)	$63,441	$(13,939)

Intangible assets associated with supplier agreements, non-competition agreements, patents and distributor agreements are being amortized to properly match expense with the estimated future cash flows over the term of the related agreements. Contracts with terms to allow for the potential extension of the agreement are being amortized based on the initial term only. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows based upon an assumed rate of annual customer attrition. For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense of intangible assets of $11,409, $13,721 and $719, respectively. The Company estimates that amortization of intangible assets will be $8,808, $6,972, $5,728, $3,095 and $2,512 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

8.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, railcars, equipment, precious metals, operating unit catalyst used in refining processes and office facilities that extend through August 2015. Renewal options are available on certain of these leases in which the Company is the lessee. Rent expense for the years ended December 31, 2009, 2008, and 2007 was $15,675, $16,003 and $10,277, respectively.

As of December 31, 2009, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Operating
Year	Leases

2010	$11,137
2011	8,714
2012	6,456
2013	4,545
2014	3,186
Thereafter	1,050

Total	$35,088

Historically, the Company purchased a portion of its crude oil under a contract that contained minimum purchase requirements. These contract requirements expired during 2008 and the Company fulfilled all commitments under the contract. Total purchases under this contract were $49,122, $690,359 and $515,268 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company is currently purchasing all of its crude oil under evergreen contracts or on a spot basis. As of December 31, 2009, the estimated minimum purchase requirements under our crude oil contracts were as follows:

Year	Commitment

2010	$152,928
2011	—
2012	—
2013	—
2014	—
Thereafter	—

Total	$152,928

In addition, under the LyondellBasell Agreements, the Company has an annual purchase commitment of approximately $117,428. Refer to Note 4 for additional details on the LyondellBasell Agreements.

In connection with the Penreco acquisition on January 3, 2008, the Company entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, the Company is obligated to purchase approximately $52,533 of feedstock for the LVT unit in each fiscal year of the term of the contract based on pricing estimates as of December 31, 2009. If the Base Volume is not

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to the Company as liquidated damages.

Labor Matters

The Company has approximately 330 employees out of a total of approximately 620 covered by various collective bargaining agreements. These agreements have expiration dates of March 31, 2010, April 30, 2010, October 31, 2011, January 31, 2012 and March 31, 2013. The Company does not expect any work stoppages.

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

Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. During 2008, the Company determined that it will incur approximately $700 of costs during 2010 at its Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site.

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

The Company is indemnified on a limited basis by ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, former owners of Penreco, for pending, threatened, contemplated or contingent environmental claims against Penreco, if any, that were not known and identified as of the Penreco acquisition date. A significant portion of these indemnifications expired on January 1, 2010 as there were no claims asserted by the Company. These indemnifications are generally subject to a $2,000 limit.

Health, Safety and Maintenance

The Company is subject to various laws and regulations relating to occupational health and safety including OSHA, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, contractors, state and local government authorities and customers. The Company maintains safety, training, and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. The Company’s compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures.

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2009 and 2008, the Company had outstanding standby letters of credit of $46,859 and $21,355, respectively, under its senior secured revolving credit facility. The maximum amount of letters of credit the Company can issue is limited to its borrowing capacity under its revolving credit facility or $300,000, whichever is lower. As of December 31, 2009 and 2008, the Company had availability to issue letters of credit of $107,285 and $51,865, respectively, under its revolving credit facility. As discussed in Note 9, as of December 31, 2009 the Company also had a $50,000 letter of credit outstanding under its senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 4.0%.

9.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008

Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (4.27% and 6.15% at December 31, 2009 and December 31, 2008, respectively), interest and principal payments quarterly with remaining borrowings due January 2015, effective interest rate of 6.00% and 7.84% as of December 31, 2009 and 2008, respectively	$371,235	$375,085
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime plus 0.50% (3.75% at December 31, 2009 and 2008), interest payments monthly, borrowings due January 2013	39,900	102,539
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly through January 2012	2,938	2,640
Less unamortized discount on new senior secured first lien term loan with third-party lenders	(13,015)	(15,173)

Total long-term debt	401,058	465,091
Less current portion of long-term debt	5,009	4,811

	$396,049	$460,280

The borrowing capacity at December 31, 2009 under the revolving credit facility was $194,045 with $107,285 available for additional borrowings based on collateral and specified availability limitations. The revolving credit facility has a first priority lien on the Company’s cash, accounts receivable and inventory and a second priority lien on the Company’s fixed assets.

On January 3, 2008, the Partnership closed a $435,000 senior secured first lien term loan facility which includes a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for general partnership purposes. The term loan bears interest at a rate equal (i) with respect to a Eurodollar Loan, the Eurodollar Rate plus 400 basis points and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the term loan credit agreement). The letter of credit facility to support crack spread hedging bears interest at 4.0%.

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

On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility, Pursuant to this amendment, the revolving credit facility lenders agreed to, among other things, (i) increase the total availability under the revolving credit facility up to $375,000 and (ii) conform certain of the financial covenants and other terms in the revolving credit facility to those contained in the term loan credit agreement. The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. As of December 31, 2009, the margin is 50 basis points for prime and 200 basis points for LIBOR; however, it fluctuates based on quarterly measurement of the Company’s Consolidated Leverage Ratio (as defined in the credit agreement) and in the first quarter of 2010 the Company anticipates the margin will be reduced to 25 basis points for prime and 175 basis points for LIBOR. The existing senior secured revolving credit facility matures on January 3, 2013.

Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters, and as of December 31, 2009, the Company was in compliance with all financial covenants under its credit agreements. Even though its liquidity and leverage improved during 2009, the Company is continuing to take steps to ensure that it meets the requirements of its credit agreements and currently forecasts that it will be in compliance at future measurement dates, although assurances cannot be made regarding the Company’s future compliance with these covenants.

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

As of December 31, 2009, maturities of the Company’s long-term debt are as follows:

Year	Maturity

2010	$5,009
2011	4,843
2012	4,401
2013	43,985
2014	3,850
Thereafter	351,985

Total	$414,073

In 2007, the Company entered into a capital lease for catalyst used in refining processes which will expire in 2012. In 2009, the Company entered into a capital lease for catalyst which will expire in 2013 to replace a portion of

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

the catalyst under an existing capital lease that was disposed. Assets recorded under these capital lease obligations are included in property, plant and equipment and consist of $4,198 and $3,736 as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had recorded $1,120 and $669, respectively, in accumulated amortization for these capital lease assets.

As of December 31, 2009, the Company had estimated minimum commitments for the payment of total rentals under capital leases as follows:

Capital
Year	Leases

2010	$1,301
2011	1,068
2012	570
2013	239

Total minimum lease payments	3,178
Less amount representing interest	240

Capital lease obligations	2,938
Less obligations due within one year	1,159

Long-term capital lease obligation	$1,779

10.	Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. The Company employs various hedging strategies, which are further discussed below. The Company does not hold or issue derivative instruments for trading purposes.

The Company recognizes all derivative instruments at their fair values (see Note 12) as either assets or liabilities on the consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

other for financial reporting purposes. The Company had recorded the following derivative assets and liabilities at fair value as of December 31, 2009 and December 31, 2008:

	Derivative Assets		Derivative Liabilities
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$134,587	$(93,197)	$—	$(40,283)
Gasoline swaps	(6,147)	115,172	—	4,459
Diesel swaps	(67,731)	50,652	—	39,685
Jet fuel swaps	(26,926)	—	—	—
Specialty products segment:
Crude oil collars	—	—	—	—
Natural gas swaps	—	—	—	(206)
Interest rate swaps:	—	—	(2,752)	(3,582)

Total derivative instruments designated as hedges	33,783	72,627	(2,752)	73

Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps (1)	13,062	12,929	—	1,349
Gasoline swaps (1)	(16,165)	(14,357)	—	(1,494)
Diesel swaps	—	—	—	—
Jet fuel crack spread collars (4)	375	—	—	—
Specialty products segment:
Crude oil collars (2)	(151)	—	—	(12,345)
Natural gas swaps (2)	—	—	—	(1,223)
Interest rate swaps: (3)	—	—	(2,014)	(2,187)

Total derivative instruments not designated as hedges	(2,879)	(1,428)	(2,014)	(15,900)

Total derivative instruments	$30,904	$71,199	$(4,766)	$(15,827)

(1)	The Company entered into derivative instruments to purchase the gasoline crack spread which do not qualify for hedge accounting. These derivatives were entered into to economically lock in a gain on a portion of the Company’s gasoline and crude oil swap contracts that are designated as hedges.

(2)	The Company enters into combinations of crude oil options and swaps and natural gas swaps to economically hedge its exposure to price risk related to these commodities in its specialty products segment. The Company has not designated these derivative instruments as hedges.

(3)	The Company refinanced its long-term debt in January 2008 and as a result the interest rate swap designated as a hedge of the interest payments related to the previous debt agreement no longer qualified for hedge accounting. The Company entered into an offsetting interest rate swap to fix the value of this derivative instrument and is

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

settling this net position over the term of the derivative instruments. These two derivative instruments are shown net on this line item.

(4)	The Company entered into jet fuel crack spread collars, which do not qualify for hedge accounting, to economically hedge its exposure to changes in the jet fuel crack spread.

To the extent a derivative instrument is determined to be effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income, a component of partners’ capital in the consolidated balance sheets, until the underlying transaction hedged is recognized in the consolidated statements of operations. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, sales of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging sales and purchases are recorded to sales and cost of sales, respectively, in the consolidated statements of operations upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the consolidated statements of operations upon the payment of interest. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective or any derivative that no longer qualifies for hedge accounting, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations.

The Company recorded the following amounts in its consolidated balance sheets, consolidated statements of operations and its consolidated statements of partners’ capital as of, and for the years ended, December 31, 2009 and 2008 related to its derivative instruments that were designated as cash flow hedges:

	Amount of Gain (Loss)
	Recognized in		Amount of (Gain) Loss Reclassified from
	Accumulated Other		Accumulated Other Comprehensive			Amount of Gain (Loss) Recognized in Net
	Comprehensive Income		Income into Net Income			Income on Derivatives
	on Derivatives (Effective		(Effective Portion)			(Ineffective Portion)
	Portion)			Year Ended			Year Ended
	December 31,		Location of	December 31,		Location of	December 31,
Type of Derivative	2009	2008	(Gain) Loss	2009	2008	Gain (Loss)	2009	2008

Fuel products segment:
Crude oil swaps	$231,177	$(373,846)	Cost of sales	$55,974	$(285,008)	Unrealized/ Realized	$26,202	$(20,455)
Gasoline swaps	(141,347)	233,915	Sales	(19,859)	94,907	Unrealized/ Realized	1,125	1,687
Diesel swaps	(89,763)	234,684	Sales	(54,729)	202,410	Unrealized/Realized	(17,778)	26,316
Jet fuel swaps	(26,926)	—	Sales	—	—	Unrealized/ Realized	—	—
Specialty products segment:
Crude oil collars	—	19,496	Cost of sales	—	(20,342)	Unrealized/ Realized	—	(709)
Crude oil swaps	—	—	Cost of sales	—	(1,924)	Unrealized/ Realized	—	—
Natural gas swaps	(101)	(476)	Cost of sales	307	1,195	Unrealized/ Realized	—	310
Interest rate swaps:	(2,411)	(4,134)	Interest expense	3,239	554	Unrealized/ Realized	—	—

Total	$(29,371)	$109,639		$(15,068)	$(8,208)		$9,549	$7,149

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The Company recorded the following gains (losses) in its consolidated statements of operations for the year ended December 31, 2009 and 2008 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized
	Realized Gain (Loss) on Derivatives		in Unrealized Gain (Loss) on Derivatives
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2009	2008	2009	2008

Fuel products segment:
Crude oil swaps	$12,362	$13,293	$(38,371)	$985
Gasoline swaps	10,107	(7,683)	36,763	(7,223)
Diesel swaps	(6,655)	(13,478)	6,655	12,827
Jet fuel swaps	—	—	—	—
Jet fuel collars	—	—	(371)	—
Specialty products segment:
Crude oil collars	(9,148)	(45,397)	12,194	(12,345)
Crude oil swaps	—	292	—	—
Natural gas swaps	(1,578)	(1,879)	1,222	(1,223)
Interest rate swaps:	(824)	(879)	173	182

Total	$4,264	$(55,731)	$18,265	$(6,797)

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company executes all of its derivative instruments with large financial institutions and all have ratings of at least A2 and A by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. Collateral received from or held by counterparties is reported in deposits and other current liabilities on the Company’s consolidated balance sheets and not netted against derivative assets or liabilities. As of December 31, 2009, the Company had provided the counterparties with no cash collateral or letters of credit above the $50,000 prefunded letter of credit provided to one counterparty to support crack spread hedging. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.

Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. In certain cases, the Company’s credit threshold is dependent upon the Company’s maintenance of certain corporate credit ratings with Moody’s and S&P. In the event that the Company’s corporate credit rating was lowered below its current level by either Moody’s or S&P, such counterparties would have the right to reduce the applicable threshold to zero and demand full collateralization of the Company’s net liability position on outstanding derivative instruments. As of December 31, 2009, there is no net liability associated

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

with the Company’s outstanding derivative instruments subject to such requirements. In addition, the majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business.

The effective portion of the hedges classified in accumulated other comprehensive income is $17,352 as of December 31, 2009 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2011 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)

2010	$20,761
2011	(3,409)

Total	$17,352

Crude Oil Collar Contracts — Specialty Products Segment

The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives may be designated as cash flow hedges of the future purchase of crude oil if they meet the hedge criteria. The Company’s policy is generally to enter into crude oil derivative contracts for up to 70% of expected purchases that mitigate its exposure to price risk associated with crude oil purchases related to specialty products production. Generally, the Company’s policy is that these positions will be short term in nature and expire within three to nine months from execution; however, the Company may execute derivative contracts for up to two years forward if a change in the risks supports lengthening the Company’s position. As of December 31, 2009, the Company had the following crude oil derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges.

			Average	Average	Average
			Bought Put	Swap	Sold Call
Crude Oil Put/Swap/Call Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)

January 2010	186,000	6,000	$68.32	$80.43	$90.43

Totals	186,000
Average price			$68.32	$80.43	$90.43

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

Crude Oil Swap Contracts- Fuel Products Segment

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

At December 31, 2009, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2010	1,800,000	20,000	$67.29
Second Quarter 2010	1,820,000	20,000	67.29
Third Quarter 2010	1,840,000	20,000	67.29
Fourth Quarter 2010	1,840,000	20,000	67.29
Calendar Year 2011	5,614,000	15,381	76.54

Totals	12,914,000
Average price			$71.31

At December 31, 2009, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	135,000	1,500	$58.25
Second Quarter 2010	136,500	1,500	58.25
Third Quarter 2010	138,000	1,500	58.25
Fourth Quarter 2010	138,000	1,500	58.25

Totals	547,500
Average price			$58.25

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

Diesel Swap Contracts

At December 31, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	1,170,000	13,000	$80.41
Second Quarter 2010	1,183,000	13,000	80.41
Third Quarter 2010	1,196,000	13,000	80.41
Fourth Quarter 2010	1,196,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	7,116,000
Average price			$83.80

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

Jet Fuel Swap Contracts

At December 31, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

Calendar Year 2011	2,514,000	6,888	$88.51

Totals	2,514,000
Average price			$88.51

Gasoline Swap Contracts

At December 31, 2009, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	630,000	7,000	$75.28
Second Quarter 2010	637,000	7,000	75.28
Third Quarter 2010	644,000	7,000	75.28
Fourth Quarter 2010	644,000	7,000	75.28
Calendar Year 2011	729,000	1,997	83.53

Totals	3,284,000
Average price			$77.11

At December 31, 2009, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2010	135,000	1,500	$58.42
Second Quarter 2010	136,500	1,500	58.42
Third Quarter 2010	138,000	1,500	58.42
Fourth Quarter 2010	138,000	1,500	58.42

Totals	547,500
Average price			$58.42

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

Jet Fuel Put Spread Contracts

At December 31, 2009, the Company had the following jet fuel put options related to jet fuel crack spreads in its fuel products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Put
Jet Fuel Put Option Crack Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)

Calendar Year 2011	814,000	2,230	$4.17	$6.23

Totals	814,000
Average price			$4.17	$6.23

Natural Gas Swap Contracts

Natural gas purchases comprise a significant component of the Company’s cost of sales, therefore, changes in the price of natural gas also significantly affect its profitability and cash flows. The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement for a period no greater than three years forward. At December 31, 2009, the

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Company did not have any derivatives related to natural gas purchases. At December 31, 2008, the Company had the following derivatives related to natural gas purchases, of which 90,000 MMBtus were designated as hedges.

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

In 2009, the Company entered into a forward swap contract to manage interest rate risk related to its current variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $200,000 of the total outstanding term loan indebtedness from February 15, 2010 to February 15, 2011. This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at an average annual rate of 0.94%.

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

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and the subsequent refinancing of the remaining term loan balance, this swap contract was dedesignated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. In the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument by entering into an offsetting interest rate swap which is not designated as a cash flow hedge.

11.	Fair Value of Financial Instruments

The Company’s financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. The fair value of the Company’s term loan was $328,543 and $305,084 at December 31, 2009 and 2008, respectively. Refer to Note 9 for the carrying value of the Company’s term loan. The carrying values of borrowings under the Company’s senior secured revolving credit facility were $39,900 and $102,539 at December 31, 2009 and 2008 respectively and approximate their fair values. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximated their fair value at December 31, 2009 and 2008.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

12.	Fair Value Measurements

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

As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, jet fuel, and interest rates, and investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”).

The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A2 and A by Moody’s and S&P, respectively. The fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS, at December 31, 2009, the Company’s asset was reduced by approximately $203 and its liability was reduced by $116. Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for gasoline, jet fuel, and diesel, the Company has categorized these derivative instruments as Level 3. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds.

The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The Company’s assets and liabilities measured at fair value at December 31, 2009 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$49	$—	$—	$49
Crude oil swaps	—	—	147,649	147,649
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Jet fuel swaps	—	—	—	—
Crude oil options	—	—	—	—
Jet fuel options	—	—	375	375
Pension plan investments	13,730	—	—	13,730

Total assets at fair value	$13,779	$—	$148,024	$161,803

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	(22,312)	(22,312)
Diesel swaps	—	—	(67,731)	(67,731)
Jet fuel swaps	—	—	(26,926)	(26,926)
Crude oil options	—	—	(151)	(151)
Jet fuel options	—	—	—	—
Interest rate swaps	—	—	(4,766)	(4,766)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$—	$(121,886)	$(121,886)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2009:

Derivative
Instruments, Net

Fair value at January 1, 2009	$55,372
Realized gains	(8,342)
Unrealized gains	23,736
Comprehensive loss	(29,371)
Purchases, issuances and settlements	(15,257)
Transfers in (out) of Level 3	—

Fair value at December 31, 2009	$26,138

Total gains or losses included in net income attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of December 31, 2009	$23,736

All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges are included in sales for gasoline, diesel, and jet fuel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the consolidated financial statements of operations in

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative instruments are recorded in earnings immediately in unrealized gain (loss) on derivative instruments in the consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized gain (loss) on derivative instruments in the consolidated statement of operations. See Note 10 for further information on hedging.

13.	Partners’ Capital

On December 14, 2009, the Partnership completed a public equity offering of its common units in which it sold 3,000,000 common units to the underwriters of the offering at a price to the public of $18.00 per common unit. This issuance was made pursuant to the Partnership’s Registration Statement on Form S-3 (File No. 333-145657) declared effective by the Securities and Exchange Commission on November 9, 2007. The proceeds received by the Partnership (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) from this offering were $51,225 and used to repay borrowings under its revolving credit facility. Underwriting discounts totaled $2,295. The Company’s general partner contributed $1,102 to retain its 2% general partner interest.

Of the 22,166,000 common units outstanding at December 31, 2009, 16,082,986 are held by the public, with the remaining 6,083,014 held by the Company’s affiliates. All of the 13,066,000 subordinated units are held by the Company’s affiliates. As of December 31, 2009, the Company’s ability to issue new units is limited to 3,533,000 units in certain circumstances where the use of proceeds is not deemed to be accretive to existing unitholders at the time of the offering.

Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash as defined in the Company’s partnership agreement. The subordination period will end on the first day of any quarter beginning after December 31, 2010 in which the Company meets certain financial tests provided for in its partnership agreement. Significant information regarding rights of the limited partners includes the following:

•	Rights to receive distributions of available cash within 45 days after the end of each quarter, to the extent the Company has sufficient cash from operations after the establishment of cash reserves.

•	Limited partners have limited voting rights on matters affecting the Company’s business. The general partner may consider only the interests and factors that it desires, and has no duty or obligation to give any consideration of any interests of, the Company’s limited partners. Limited partners have no right to elect the board of directors of the Company’s general partner.

•	The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Any holder, other than the general partner or the general partner’s affiliates, that owns 20% or more of any class of units outstanding, cannot vote on any matter.

•	During the subordination period, the general partner, without approval of the limited partners, may cause the Company to issue up to 3,533,000 of additional common units. After the subordination period, the Company may issue an unlimited number of limited partner interests without the approval of the limited partners.

•	Limited partners may be required to sell their units to the general partner if at any time the general partner owns more than 80% of the issued and outstanding common units.

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

The Company’s ability to make distributions is limited by its credit agreements. The credit agreements permit the Company to make distributions to its unitholders as long as it is not in default and would not be in default following the distribution. Under the credit facilities, the Company is obligated to comply with certain financial covenants requiring it to maintain a Consolidated Leverage Ratio of no more than 3.75 to 1 and a Consolidated Interest Coverage Ratio of no less than 2.75 to 1 (as of the end of each fiscal quarter and after giving effect to a proposed distribution or other restricted payments as defined in the credit agreement) and available liquidity of at least $35.0 million (after giving effect to a proposed distribution or other restricted payments as defined in the credit agreements).

The Company’s distribution policy is as defined in its partnership agreement. For the years ended December 31, 2009 and 2008, the Company made distributions of $59,258 and $66,140, respectively, to its partners.

14.	Unit-Based Compensation

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

Non-employee directors of our general partner have been granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal years 2007, 2008, and 2009. These phantom units have a four year service period with one quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.

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

A summary of the Company’s nonvested phantom units as of December 31, 2009, and the changes during the years ended December 31, 2009, 2008 and 2007, are presented below:

		Weighted-Average
	Number	Grant Date
	of Units	Fair Value

Nonvested at January 1, 2007	5,472	$33.63
Granted	6,480	37.00
Vested	(3,444)	35.22
Forfeited	—	—

Nonvested at December 31, 2007	8,508	$35.56
Granted	30,192	7.79
Vested	(10,992)	16.38
Forfeited	—	—

Nonvested at December 31, 2008	27,708	$12.91
Granted	47,121	13.29
Vested	(17,336)	15.56
Forfeited	—	—

Nonvested at December 31, 2009	57,493	$12.42

For the years ended December 31, 2009, 2008 and 2007, compensation expense of $367, $179 and $121, respectively, was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2009 and 2008, there was a total of $714 and $358, respectively of unrecognized compensation costs related to nonvested unit grants. These costs are expected to be recognized over a weighted-average period of two years. The total fair value of phantom units vested during the years ended December 31, 2009 and 2008, was $318 and $86, respectively.

15.	Employee Benefit Plans

The Company has a defined contribution plan administered by its general partner. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% contribution by the participant up to 4% and 50% of each additional 1% contribution up to 6% for a maximum contribution by the Company of 5% per participant. The Company’s matching contribution was $2,040, $1,782, and $950 for the years ended December 31, 2009, 2008 and 2007, respectively. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the board of directors of the Company’s general partner and are discretionary. The Company’s profit sharing contribution was $1,308, $1,123, and $689 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a noncontributory defined benefit plan (“Pension Plan”) for both those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”) who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition on January 3, 2008. The Company also has a contributory defined benefit postretirement medical plan for both those salaried employees as well as those employees represented by

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

either the International Brotherhood of Teamsters (“IBT”), USW or IUOE who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition, as well as a non-contributory disability plan for those salaried employees who were formerly employees of Penreco (collectively, “Other Plans”). The pension benefits are based primarily on years of service for USW and IUOE represented employees and both years of service and the employee’s final 60 months’ average compensation for salaried employees. The funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. In 2009, the Company amended the Pension Plan. The amendments removed employees from accumulating additional benefits subsequent to December 31, 2009. All information presented below has been adjusted for this curtailment, which resulted in a reduction in the Company’s benefit obligation of $2,311 for the year ended December 21, 2008, with no comparable activity in 2009.

The components of net periodic pension and other post retirement benefits cost for the year ended December 31, 2009 were as follows:

	Year Ended December 31,
	2009		2008
		Other Post		Other Post
	Pension	Retirement	Pension	Retirement
	Benefits	Employee Benefits	Benefits	Employee Benefits

Service cost	$250	$9	$945	$9
Interest cost	1,327	44	1,298	51
Expected return on assets	(748)	—	(1,341)	—
Amortization of net (gain) loss	381	(4)	—	—
Curtailment loss recognized	2	—	—	—

Net periodic pension cost	$1,212	$49	$902	$60

During the year ended December 31, 2009, the Company made no contributions to its Pension Plan and Other Plans and expects to make contributions in 2010 of approximately $1,078.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The benefit obligations, plan assets, funded status, and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
	2009		2008
		Other Post		Other Post
	Pension	Retirement	Pension	Retirement
	Benefits	Employee Benefits	Benefits	Employee Benefits

Change in projected benefit obligation (“PBO”):
Benefit obligation at beginning of year	$20,896	$839	$20,097	$872
Service cost	250	9	945	9
Interest cost	1,327	44	1,298	51
Curtailment	2	—	(2,311)	—
Benefits paid	(807)	(104)	(630)	(141)
Actuarial (gain) loss	798	(81)	1,613	(30)
Administrative expense	(84)	—	(116)	—
Employee contributions	—	74	—	78

Benefit obligation at end of year	$22,382	$781	$20,896	$839

Change in plan assets:
Fair value of plan assets at beginning of year	$12,018	$—	$18,183	$—
Benefit payments	(807)	(104)	(630)	(141)
Actual return on assets	2,603	—	(5,612)	—
Administrative expense	(84)	—	(116)	—
Employee contributions	—	74	—	78
Employer contribution	—	30	193	63

Fair value of plan assets at end of year	$13,730	$—	$12,018	$—

Funded status — benefit obligation in excess of plan assets	$(8,652)	$(781)	$(8,878)	$(839)
Curtailment	2	—	(2,311)	—
Unrecognized net actuarial loss (gain)	4,814	(108)	8,565	(30)

Net amount recognized at end of year	$(3,836)	$(889)	$(2,624)	$(869)

Amounts recognized in the consolidated balance sheets consisted of:
Accrued benefit obligation	$(8,652)	$(781)	$(8,878)	$(839)
Accumulated other comprehensive (income) loss	4,816	(108)	6,254	(30)

Net amount recognized at end of year	$(3,836)	$(889)	$(2,624)	$(869)

The accumulated benefit obligation for the Pension Plan was $22,382 and $20,896 as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation is equal to the projected benefit obligation due to the curtailment that occurred in 2008. The accumulated benefit obligation for the Pension Plan was less than plan assets by $8,652 and $8,878 as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had no prior service costs or transition gains (losses) but recorded actuarial (gains) losses of $1,517 in accumulated other comprehensive income in the consolidated balance sheets.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The portion relating to the Penreco Pension Plan and Other Plans classified in accumulated other comprehensive gain is $4,708 as of December 31, 2009 and the portion classified in accumulated other comprehensive loss is $6,224 as of December 31, 2008. In 2010, the Company will recognize $254 and $3, respectively, of losses from accumulated other comprehensive loss for the Company’s Pension Plan and Other Postretirement Benefits Plan.

The significant weighted average assumptions used for the years ended December 31, 2009 and 2008 were as follows:

	2009		2008
		Other Post		Other Post
	Pension	Retirement	Pension	Retirement
	Benefits	Employee Benefits	Benefits	Employee Benefits

Discount rate for benefit obligations	6.04%	5.55%	6.18%	6.20%
Discount rate for net periodic benefit costs	6.18%	6.20%	6.58%	6.20%
Expected return on plan assets for net periodic benefit costs	7.50%	N/A	7.50%	N/A
Rate of compensation increase for benefit obligations	4.50%	N/A	4.50%	N/A
Rate of compensation increase for net periodic benefit costs	4.50%	N/A	4.50%	N/A

For measurement purposes, a 8.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease by 0.20% per year for an ultimate rate of 4.5% for 2029 and remain at that level thereafter. An increase or decrease by one percentage point in the assumed healthcare cost trend rates would not have a material effect on the benefit obligation and service and interest cost components of benefit costs for the Other Plans as of December 31, 2009. The Company considered the historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the Pension Plan portfolio, to develop the expected long-term rate of return on plan assets.

The Company’s Pension Plan asset allocations, as of December 31, 2008 and 2009 by asset category, are as follows:

	2009	2008
	Pension	Pension
	Benefits	Benefits

Cash	2%	2%
Equity	66%	77%
Foreign equities	17%	4%
Fixed income	15%	17%

	100%	100%

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

Trust assets will be invested in accordance with the prudent expert standard as mandated by ERISA. In the event market environments create asset exposures outside of the policy guidelines, reallocations will be made in an orderly manner. The Company has engaged an investment advisor to assist in the assessment of assets and the potential reallocation of certain investments. Management believes there are no significant concentrations of risks associated with investment assets.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2009:

	Pension	Other Post Retirement
	Benefits	Employee Benefits

2010	$844	$58
2011	889	75
2012	954	86
2013	1,030	66
2014	1,098	61
2015 to 2019	6,803	334

Total	$11,618	$680

The Company participated in two multi-employer plans as a result of the acquisition of Penreco. The Company elected to withdraw from these plans in 2009 and made a final contribution of approximately $183 to the Penreco Local 710 Health, Welfare and Pension Funds plan and has agreed to the final settlement of approximately $1,863 for the Western Pennsylvania Teamsters and Employers Pension Fund to be paid over 30 years.

The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1. The Company’s Pension Plan assets measured at fair value at December 31, 2009 and 2008 were as follows:

	Quoted Prices in
	Active Markets for
	Identical Assets
	(Level 1)
	December 31,
	2009	2008
	Pension	Pension
	Benefits	Benefits

Cash	$326	$273
Equity	8,326	9,288
Foreign equities	2,736	500
Fixed income	2,342	2,019

	$13,730	$12,080

16.	Transactions with Related Parties

During the years ended December 31, 2009, 2008 and 2007, the Company had sales to related parties owned by a limited partner of $3,208, $7,973 and $4,726, respectively. Trade accounts and other receivables from related parties at December 31, 2009 and 2008 were $248 and $1,828, respectively. The Company also had purchases from related parties owned by a limited partner, excluding crude purchases related to the Legacy agreement discussed below, during the years ended December 31, 2009, 2008 and 2007 of $1,718, $615 and $1,730, respectively. Accounts payable to related parties, excluding accounts payable related to the Legacy Resources crude oil purchasing agreement discussed below, at December 31, 2009 and 2008 were $1,015 and $774, respectively.

In May 2008, the Company began purchasing all of its crude oil requirements for its Princeton refinery on a just in time basis utilizing a market-based pricing mechanism from Legacy Resources Co., L.P. (“Legacy”). In addition, in January 2009, the Company entered into a Master Crude Oil Purchase and Sale Agreement with Legacy to begin purchasing certain of its crude oil requirements for its Shreveport refinery utilizing a market-based pricing mechanism from Legacy. In September 2009, the Company entered into a Crude Oil Supply Agreement with

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

Legacy (the “Legacy Shreveport Agreement”). Under the Legacy Shreveport Agreement, Legacy supplies the Company’s Shreveport refinery with a portion of its crude oil requirements on a just in time basis utilizing a market-based pricing mechanism. The Master Crude Oil Purchase and Sale Agreement with Legacy, entered into in January 2009, is not currently in use. Legacy is owned in part by one of the Company’s limited partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and president, F. William Grube, and Jennifer G. Straumins, the Company’s executive vice president and chief operating officer. The volume of crude oil purchased under the Legacy Shreveport Agreement fluctuates based on the volume of crude oil needed by the Shreveport refinery and can be up to 15,000 barrels per day. During the year ended December 31, 2009, the Company had crude oil purchases of $390,231 from Legacy. Accounts payable to Legacy at December 31, 2009 related to these agreements were $16,851.

A limited partner has provided certain administrative, accounting, and environmental consulting services to the Company for an annual fee. Such services included, but were not necessarily limited to, advice and assistance concerning aspects of the operation, planning, and human resources of the Company. Payments for the years ended December 31, 2009, 2008 and 2007 were $135, $133 and $227, respectively. The Company terminated some of these services during the year ended December 31, 2007.

The Company previously participated in a self-insurance program for medical benefits with a limited partner and several other related companies. In connection with this program, contributions were made to a voluntary employees’ benefit association (VEBA) trust. Contributions made by the Company to the VEBA for the years ended December 31, 2009, 2008 and 2007 totaled $0, $0 and $876, respectively. The Company terminated participation in this related party VEBA during the year ended December 31, 2007 and established a new VEBA of which it is the sole participant and administered by its general partner.

During 2006 and prior, the Company had placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a certain commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums paid to this company by Calumet for the years ended December 31, 2009, 2008 and 2007 were $672, $634 and $889 respectively and were related to directors’ and officers’ liability insurance. With the exception of its directors’ and officers’ liability insurance which were placed with this commercial insurance brokerage company, the Company placed its insurance requirements with third parties during the years ended December 31, 2009, 2008 and 2007.

The Company previously participated in a self-insurance program for workers’ compensation with a limited partner and several other related companies. In connection with this program, contributions were made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2009, 2008 and 2007 totaled $0, $0 and $213, respectively. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

The Company previously participated in a self-insurance program for general liability with a limited partner and several related companies. In connection with this program, contributions were made to the limited partner. Contributions made by the Company to the limited partner for the years ended December 31, 2009, 2008 and 2007 totaled $0, $0 and $998, respectively. The Company terminated participation in this plan during the year ended December 31, 2007 and established a self-insurance program on a standalone basis.

17.	Segments and Related Information

a.	Segment Reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2009	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$971,220	$875,380	$1,846,600	$—	$1,846,600
Intersegment sales	724,062	25,023	749,085	(749,085)	—

Total sales	$1,695,282	$900,403	$2,595,685	$(749,085)	$1,846,600

Depreciation and amortization	72,663	—	72,663	—	72,663
Income from operations	48,161	19,199	67,360	—	67,360
Reconciling items to net income:
Interest expense					(33,573)
Debt extinguishment costs					—
Gain (loss) on derivative instruments					32,078
Other					(3,929)
Income tax expense					(151)

Net income					61,785

Capital expenditures	$23,521	$—	$23,521	$—	$23,521

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2008	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$1,578,035	$910,959	$2,488,994	$—	$2,488,994
Intersegment sales	1,113,342	27,925	1,141,267	(1,141,267)	—

Total sales	$2,691,377	$938,884	$3,630,261	$(1,141,267)	$2,488,994

Depreciation and amortization	61,729		61,729		61,729
Income from operations	72,709	56,031	128,740		128,740
Reconciling items to net income:
Interest expense					(33,938)
Debt extinguishment costs					(898)
Loss on derivative instruments					(55,379)
Gain on sale of mineral rights					5,770
Other					399
Income tax expense					(257)

Net income					44,437

Capital expenditures	$167,702	$—	$167,702	$—	$167,702

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

	Specialty	Fuel	Combined		Consolidated
Year Ended December 31, 2007	Products	Products	Segments	Eliminations	Total

Sales:
External customers	$866,716	$771,132	$1,637,848	$—	$1,637,848
Intersegment sales	691,592	32,651	724,243	(724,243)	—

Total sales	$1,558,308	$803,783	$2,362,091	$(724,243)	$1,637,848

Depreciation and amortization	17,775	—	17,775	—	17,775
Income from operations	42,282	58,918	101,200	—	101,200
Reconciling items to net income:
Interest expense					(4,717)
Debt extinguishment costs					(352)
Gain (loss) on derivative instruments					(13,781)
Other					1,025
Income tax expense					(501)

Net income					82,874

Capital expenditures	$261,015	$—	$261,015	$—	$261,015

	December 31,
	2009	2008

Segment assets:
Specialty products	$3,072,815	$2,208,741
Fuel products	2,371,750	1,483,457

Combined segments	5,444,565	3,692,198
Eliminations	(4,412,709)	(2,611,136)

Total assets	$1,031,856	$1,081,062

b.	Geographic Information

International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2009, 2008 and 2007. All of the Company’s long-lived assets are domestically located.

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

The Company offers products primarily in five general categories consisting of lubricating oils, solvents, waxes, fuels and asphalt and by-products. Fuel products primarily consist of gasoline, diesel and jet fuel. The following table sets forth the major product category sales:

	Year Ended December 31,
	2009	2008	2007

Specialty products:
Lubricating oils	$500,938	$841,225	$478,132
Solvents	260,185	419,831	199,843
Waxes	97,658	142,525	61,621
Fuels	8,951	30,389	52,449
Asphalt and other by-products	103,488	144,065	74,671

Total	971,220	1,578,035	866,716

Fuel products:
Gasoline	317,435	332,669	307,144
Diesel	372,359	379,739	203,659
Jet fuel	167,638	186,675	225,868
By-products	17,948	11,876	34,461

Total	875,380	910,959	771,132

Consolidated sales	$1,846,600	$2,488,994	$1,637,848

d.	Major Customers

During the year ended December 31, 2008, the Company had one customer, Murphy Oil U.S.A., which represented approximately 10.5% of consolidated sales. No other customer represented 10% or greater of consolidated sales in each of the three years ended December 31, 2009, 2008 and 2007.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except operating, unit and per unit data)

18.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total (1)

2009
Sales	$414,264	$444,039	$492,431	$495,865	$1,846,600
Gross profit	78,971	18,368	41,156	34,608	173,102
Net income (loss)	75,638	(25,987)	3,967	8,167	61,785
Common and subordinated unitholders’ basic and diluted net income (loss) per unit	$2.30	$(0.79)	$0.12	$0.24	$1.87
Weighted average limited partner units outstanding — basic and diluted	32,232,000	32,232,000	32,232,000	32,786,000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total(1)

2008
Sales	$594,723	$671,220	$724,371	$498,680	$2,488,994
Gross profit	34,834	60,882	76,974	81,193	253,883
Net income (loss)	(3,392)	41,808	(12,515)	18,536	44,437
Common and subordinated unitholders’ basic and diluted net income (loss) per unit	$(0.10)	$1.27	$(0.38)	$0.56	$1.35
Weighted average limited partner units outstanding — basic and diluted	32,232,000	32,232,000	32,232,000	32,232,000

(1)	The sum of the four quarters may not equal the total year due to rounding.

19.	Subsequent Events

On January 5, 2010, the Company declared a quarterly cash distribution of $0.455 per unit on all outstanding units, or $16,406, for the quarter ended December 31, 2009. The distribution was paid on February 12, 2010 to unitholders of record as of the close of business on February 2, 2010. This quarterly distribution of $0.455 per unit equates to $1.82 per unit, or $65,624 on an annualized basis.

The fair value of the Company’s derivatives has not changed significantly subsequent to December 31, 2009.

On January 7, 2010, the underwriters of the Company’s December 14, 2009 public equity offering elected to exercise a portion of their overallotment option. As a result, the Company sold an additional 47,778 common units to the underwriters at the offering price of $18.00 per unit, less the underwriting discount. The general partner made its contribution to maintain its 2% ownership interest.

Report of Independent Registered Public Accounting Firm

To the Members of
Calumet GP, LLC

We have audited the accompanying balance sheet of Calumet GP, LLC as of December 31, 2009. This balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Calumet GP, LLC at December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the accompanying balance sheet, the Company adopted ASC 810 — Consolidations (formerly FASB 160, Noncontrolling Interests in Consolidated Financial Statements), in 2009.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 25, 2010

CALUMET GP, LLC

CONSOLIDATED BALANCE SHEET

December 31,
2009
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$135
Accounts receivable:
Trade, less allowance for doubtful accounts of $801	117,094
Other	5,854

122,948

Inventories	137,250
Derivative assets	30,904
Prepaid expenses and other current assets	1,811
Deposits	6,861

Total current assets	299,909
Property, plant and equipment, net	629,275
Goodwill	48,335
Other intangible assets, net	38,093
Other noncurrent assets, net	16,510

Total assets	$1,032,122

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$92,110
Accounts payable — related party	17,866
Accrued salaries, wages and benefits	6,500
Taxes payable	7,551
Other current liabilities	6,114
Current portion of long-term debt	5,009
Derivative liabilities	4,766

Total current liabilities	139,916
Pension and post-retirement benefit obligations	9,433
Other long-term liabilities	1,111
Long-term debt, less current portion	396,049

Total liabilities	546,509
Members’ capital	207,722
Accumulated other comprehensive income	12,644

Total members’ capital	220,366
Noncontrolling interest	265,247

Total capital	485,613

Total liabilities and capital	$1,032,122

See accompanying notes to the consolidated balance sheet.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET
(in thousands, except operating, unit and per unit data)

1.	Nature of Operations

Calumet GP, LLC (the GP) is a Delaware limited liability company formed on September 27, 2005 and is the general partner of Calumet Specialty Products Partners, L.P. (the Partnership). Its sole purpose is to operate the Partnership. The GP is owned by The Heritage Group as well as Fred M. Fehsenfeld, Jr. family trusts and an F. William Grube family trust. The GP owns a two percent general partner interest in the Partnership and manages and operates all of the assets of the Partnership. However, due to the substantive control granted to the GP by the partnership agreement, the GP consolidates its interest in the Partnership (collectively Calumet or the Company).

Calumet is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. Calumet owns facilities located in Princeton, Louisiana, Cotton Valley, Louisiana, Shreveport, Louisiana, Karns City, Pennsylvania, and Dickinson, Texas, and a terminal located in Burnham, Illinois.

On January 3, 2008, Calumet acquired Penreco, a Texas general partnership.

2.	Members’ Capital

During the year ended December 31, 2009, the GP received cash distributions of $1,184 from the Partnership and distributed $1,184 to the GP’s members.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Inventories consist of the following:

December 31,
2009

Raw materials	$1,323
Work in process	51,304
Finished goods	84,623

$137,250

The replacement cost of these inventories, based on current market values, would have been $30,420 higher as of December 31, 2009.

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

December 31,
2009

Beginning balance	$2,121
Provision	(916)
Recoveries	11
Write-offs, net	(415)

Ending balance	$801

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated generally on composite groups, using the straight-line method over the estimated useful lives of the respective groups. Assets under capital leases are amortized over the lesser of the useful life of the asset or the term of the lease.

Property, plant and equipment, including depreciable lives, consists of the following:

December 31,
2009

Land	$3,249
Buildings and improvements (10 to 40 years)	6,713
Machinery and equipment (10 to 20 years)	740,656
Furniture and fixtures (5 to 10 years)	2,713
Assets under capital leases (4 years)	4,198
Construction-in-progress	9,400

766,929
Less accumulated depreciation	(137,654)

$629,275

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

During the year ended December 31, 2009, the Company incurred $34,170 of interest expense of which $597 was capitalized as a component of property, plant and equipment.

The Company has not recorded an asset retirement obligation as of December 31, 2009 because such potential obligations cannot be measured since it is not possible to estimate the settlement dates.

Accumulated depreciation above includes $1,074 of depreciation expense for the year ended December 31, 2009 related to the Company’s capital lease assets.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in the Penreco acquisition. In accordance with ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill and other intangible assets are not amortized, but are tested for impairment at least annually and when indicators dictate, such as adverse changes in business climate, market value of long-lived assets or a change in the structure of the Company. The Company performs its annual impairment review in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. The 2009 impairment review resulted in no impairment charge.

Other Intangible Assets

Other intangible assets primarily consist of supply agreements, customer relationships, non-compete agreements and patents acquired in the Penreco acquisition. The majority of these assets are being amortized using the discounted estimated future cash flows method over the term of the related agreements. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows method based upon an assumed rate of annual customer attrition. For more information, refer to Note 5.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers’ credit quality, historical write-off experience, age of accounts receivable, average default rates provided by a third party and any known specific issues or disputes which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, the Company has significant derivative assets with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), valuations to determine the impact of counterparty credit risk on the valuation of its derivative instruments.

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

In the event that the Partnership’s taxable income did not meet certain qualification requirements, it would be taxed as a corporation. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. The Company had no unrecognized tax benefits as of December 31, 2009. The Company’s income taxes generally remain subject to examination by major tax jurisdictions for a period of three years.

Derivatives

The Company is exposed to fluctuations in the price of crude oil, its principal raw material, as well as the sales prices of gasoline, diesel and jet fuel. Given the historical volatility of crude oil, gasoline, diesel and jet fuel prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. The Company employs various hedging strategies, and does not hold or issue derivative instruments for trading purposes. For further information, please refer to Note 8.

Other Noncurrent Assets

Other noncurrent assets consist of deferred debt issuance costs and turnaround costs. Deferred debt issuance costs were $7,385 as of December 31, 2009 and are being amortized on a straight-line basis over the lives of the related debt instruments. This amount is net of accumulated amortization of $3,674 at December 31, 2009.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and was $9,125 as of December 31, 2009. The Company capitalizes these costs and amortizes the cost on a straight-line basis over the life of the turnaround assets. These amounts are net of accumulated amortization of $8,035 at December 31, 2009.

New Accounting Pronouncements

In December 2007, the FASB issued ASC 805-10, Business Combinations (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141(R)). ASC 805-10 applies to the financial accounting and reporting of business combinations. ASC 805-10 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of ASC 805-10 for all future acquisitions.

In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging (formerly SFAS No. 161, Derivative Instruments and Hedging Activities). ASC 815-10 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815-10 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted ASC 815-10 as of January 1, 2009. Because ASC 815-10 applies only to financial statement disclosures, it did not have any impact on the Company’s financial position, results of operations, or cash flows. For related disclosures, refer to Note 8.

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

In December 2008, the FASB issued pronouncements under ASC 715-20, Compensation-Retirement Benefits-Defined Benefit Plans (formerly FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715-20 replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category. ASC 715-20 also requires additional disclosure regarding the level of the plan assets within the fair value hierarchy according to ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), and a reconciliation of activity for any plan assets being measured using unobservable inputs as defined in ASC 715-20. ASC 715-20 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715-20 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued pronouncements under ASC 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855-10 provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855-10 requires disclosure of the date through which subsequent events were evaluated. ASC 855-10 is effective on a

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 in 2009, and has evaluated subsequent events through the date of this filing.

In June 2009, the FASB issued pronouncements under ASC 105-10, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 established the FASB Accounting Standards Codification (“Codification”), which supersedes all existing accounting standards documents and is the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 beginning with the quarter ended September 30, 2009. The adoption of ASC 105-10 did not have any effect on the Company’s financial position, results of operations, or cash flows.

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

4.	LyondellBasell Agreements

Effective November 4, 2009, the Company entered into the LyondellBasell Agreements with an initial term of five years with Houston Refining, a wholly-owned subsidiary of LyondellBasell, to form a long-term exclusive specialty products affiliation. The initial term of the LyondellBasell Agreements lasts until October 31, 2014. After October 31, 2014 the agreements are automatically extended for additional one-year terms unless either party provides 24 months’ notice of a desire to terminate either the initial term or any renewal term. Under the terms of the LyondellBasell Agreements, (i) the Company is the exclusive purchaser of Houston Refining’s naphthenic lubricating oil production at its Houston, Texas refinery and is required to purchase a minimum of approximately 3,000 bpd, and (ii) Houston Refining will process a minimum of approximately 800 bpd of white mineral oil for the Company at its Houston, Texas refinery, which will supplement the existing white mineral oil production at the Company’s Karns City, Pennsylvania and Dickinson, Texas facilities. The annual commitment under these agreements is approximately $117,428. The Company also has exclusive rights to use certain LyondellBasell registered trademarks and tradenames including Tufflo, Duoprime, Duotreat, Crystex, Ideal and Aquamarine. The LyondellBasell Agreements were deemed effective as of November 4, 2009 upon the approval of LyondellBasell’s debtor motions before the U.S. Bankruptcy Court.

5.	Goodwill and Other Intangible Assets

The Company has recorded $48,335 of goodwill as a result of the Penreco acquisition, all of which is recorded within the Company’s specialty products segment.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Other intangible assets consist of the following:

		December 31, 2009
	Weighted	Gross	Accumulated
	Average Life	Amount	Amortization

Customer relationships	20	$28,482	$(7,465)
Supplier agreements	4	21,519	(13,555)
Patents	12	1,573	(573)
Non-competition agreements	5	5,732	(1,615)
Distributor agreements	3	2,019	(1,447)
Royalty agreements	19	4,116	(693)

	12	$63,441	$(25,348)

Intangible assets associated with supplier agreements, non-competition agreements, patents and distributor agreements are being amortized to properly match expense with the estimated future cash flows over the term of the related agreements. Contracts with terms to allow for the potential extension of the agreement are being amortized based on the initial term only. Intangible assets associated with customer relationships of Penreco are being amortized using the discounted estimated future cash flows based upon an assumed rate of annual customer attrition.

6.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for the use of land, storage tanks, compressor stations, railcars, equipment, precious metals, operating unit catalyst used in refining processes and office facilities that extend through August 2015. Renewal options are available on certain of these leases in which the Company is the lessee.

As of December 31, 2009, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

Operating
Year	Leases

2010	$11,137
2011	8,714
2012	6,456
2013	4,545
2014	3,186
Thereafter	1,050

Total	$35,088

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Historically, the Company purchased a portion of its crude oil under a contract that contained minimum purchase requirements. These requirements expired during 2008 and the Company fulfilled all commitments under the contract. Total purchases under this contract were $49,122 for the year ended December 31, 2009. The Company is currently purchasing all of its crude oil under evergreen contracts or on a spot basis. As of December 31, 2009, the estimated minimum purchase requirements under our crude oil contracts were as follows:

Year	Commitment

2010	$152,928
2011	—
2012	—
2013	—
2014	—
Thereafter	—

Total	$152,928

In addition, under the LyondellBasell Agreements, the Company has an annual purchase commitment of approximately $117,428. Refer to Note 4 for additional details on the LyondellBasell Agreements.

In connection with the closing of the Penreco acquisition on January 3, 2008, the Company entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, the Company is obligated to purchase approximately $52,533 of feedstock for the LVT unit in each fiscal year of the term of the contract based on pricing estimates as of December 31, 2009. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to the Company as liquidated damages.

Labor Matters

The Company has approximately 330 employees out of a total of approximately 620 covered by various collective bargaining agreements. These agreements have expiration dates of March 31, 2010, April 30, 2010, October 31, 2011, January 31, 2012 and March 31, 2013. The Company does not expect any work stoppages.

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

Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. During 2008, the Company determined that it will incur approximately $700 of costs during 2010 at its Cotton Valley refinery in connection with continued remediation of groundwater impacts at that site.

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

The Company is indemnified on a limited basis by ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, former owners of Penreco, for pending, threatened, contemplated or contingent environmental claims against Penreco, if any, that were not known and identified as of the Penreco acquisition date. A significant portion of these indemnifications expired on January 1, 2010 as there were no claims asserted by the Company. These indemnifications are generally subject to a $2,000 limit.

Health, Safety and Maintenance

The Company is subject to various laws and regulations relating to occupational health and safety including OSHA, and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, contractors, state and local government authorities and customers. The Company maintains safety, training, and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. The Company’s compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures.

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of December 31, 2009, the Company had outstanding standby letters of credit of $46,859, under its senior secured revolving credit facility. The maximum amount of letters of credit the Company can issue is limited to its borrowing capacity under its revolving credit facility or $300,000, whichever is lower. As of December 31, 2009, the Company had availability to issue letters of credit of $107,285 under its revolving credit facility. As discussed in Note 7, as of December 31, 2009 the Company also had a $50,000 letter of credit outstanding under its senior secured first lien letter of credit facility for its fuels hedging program, which bears interest at 4.0%.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

7.	Long-Term Debt

Long-term debt consisted of the following:

December 31,
2009

Borrowings under senior secured first lien term loan with third-party lenders, interest at rate of three-month LIBOR plus 4.00% (4.27% at December 31, 2009), interest and principal payments quarterly with remaining borrowings due January 2015, effective interest rate of 6.00% as of December 31, 2009	$371,235
Borrowings under senior secured revolving credit agreement with third-party lenders, interest at prime plus 0.50% (3.75% at December 31, 2009), interest payments monthly, borrowings due January 2013	39,900
Capital lease obligations, interest at 8.25%, interest and principal payments quarterly through January 2012	2,938
Less unamortized discount on new senior secured first lien term loan with third-party lenders	(13,015)

Total long-term debt	401,058
Less current portion of long-term debt	5,009

$396,049

The borrowing capacity at December 31, 2009 under the revolving credit facility was $194,045 with $107,285 available for additional borrowings based on collateral and specified availability limitations. The revolving credit facility has a first priority lien on the Company’s cash, accounts receivable and inventory and a second priority lien on the Company’s fixed assets.

On January 3, 2008, the Partnership closed a $435,000 senior secured first lien term loan facility which includes a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The proceeds of the term loan were used to (i) finance a portion of the acquisition of Penreco, (ii) fund the anticipated growth in working capital and remaining capital expenditures associated with the Shreveport refinery expansion project, (iii) refinance the existing term loan and (iv) to the extent available, for general partnership purposes. The term loan bears interest at a rate equal (i) with respect to a Eurodollar Loan, the Eurodollar Rate plus 400 basis points and (ii) with respect to a Base Rate Loan, the Base Rate plus 300 basis points (as defined in the term loan credit agreement). The letter of credit facility to support crack spread hedging bears interest at 4.0%.

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

On January 3, 2008, the Partnership amended its existing senior secured revolving credit facility, Pursuant to this amendment, the revolving credit facility lenders agreed to, among other things, (i) increase the total availability under the revolving credit facility up to $375,000 and (ii) conform certain of the financial covenants and other terms in the revolving credit facility to those contained in the term loan credit agreement. The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. As of December 31, 2009, the margin is 50 basis points for prime and 200 basis points for LIBOR; however, it fluctuates based on quarterly measurement of the Company’s Consolidated Leverage Ratio (as defined in the credit agreement) and in the first quarter of 2010 the Company anticipates the margin will be reduced to 25 basis points for prime and 175 basis points for LIBOR. The existing senior secured revolving credit facility matures on January 3, 2013.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Compliance with the financial covenants pursuant to the Company’s credit agreements is tested quarterly based upon performance over the most recent four fiscal quarters, and as of December 31, 2009, it was in compliance with all financial covenants under its credit agreements. Even though its liquidity and leverage improved during 2009, the Company is continuing to take steps to ensure that it meets the requirements of its credit agreements and currently forecasts that it will be in compliance at future measurement dates, although assurances cannot be made regarding the Company’s future compliance with these covenants.

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

As of December 31, 2009, maturities of the Company’s long-term debt are as follows:

Year	Maturity

2010	$5,009
2011	4,843
2012	4,401
2013	43,985
2014	3,850
Thereafter	351,985

Total	$414,073

In 2007, the Company entered into a capital lease for catalyst used in refining processes which will expire in 2012. In 2009, the Company entered into a capital lease for catalyst which will expire in 2013 to replace a portion of the catalyst under an existing capital lease that was disposed. Assets recorded under these capital lease obligations are included in property, plant and equipment and consist of $4,198 as of December 31, 2009.

As of December 31, 2009, the Company had recorded $1,120 in accumulated amortization for these capital lease assets.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

As of December 31, 2009, the Company had estimated minimum commitments for the payment of total rentals under capital leases as follows:

Capital
Year	Leases

2010	$1,301
2011	1,068
2012	570
2013	239

Total minimum lease payments	3,178
Less amount representing interest	240

Capital lease obligations	2,938
Less obligations due within one year	1,159

Long-term capital lease obligation	$1,779

8.	Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. The Company employs various hedging strategies, which are further discussed below. The Company does not hold or issue derivative instruments for trading purposes.

The Company recognizes all derivative instruments at their fair values (see Note 10) as either assets or liabilities on the consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company had recorded the following derivative assets and liabilities at fair value as of December 31, 2009:

	Derivative Assets	Derivative Liabilities
	December 31,	December 31,
	2009	2009

Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$134,587	$—
Gasoline swaps	(6,147)	—
Diesel swaps	(67,731)	—
Jet fuel swaps	(26,926)	—
Specialty products segment:
Crude oil collars	—	—
Natural gas swaps	—	—
Interest rate swaps:	—	(2,752)

Total derivative instruments designated as hedges	33,783	(2,752)

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

	Derivative Assets	Derivative Liabilities
	December 31,	December 31,
	2009	2009

Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps (1)	13,062	—
Gasoline swaps (1)	(16,165)	—
Diesel swaps	—	—
Jet fuel crack spread collars (4)	375	—
Specialty products segment:
Crude oil collars (2)	(151)	—
Natural gas swaps (2)	—	—
Interest rate swaps: (3)	—	(2,014)

Total derivative instruments not designated as hedges	(2,879)	(2,014)

Total derivative instruments	$30,904	$(4,766)

(1)	The Company entered into derivative instruments to purchase the gasoline crack spread which do not qualify for hedge accounting. These derivatives were entered into to economically lock in a gain on a portion of the Company’s gasoline and crude oil swap contracts that are designated as hedges.

(2)	The Company enters into combinations of crude oil options and swaps and natural gas swaps to economically hedge its exposure to price risk related to these commodities in its specialty products segment. The Company has not designated these derivative instruments as hedges.

(3)	The Company refinanced its long-term debt in January 2008 and as a result the interest rate swap designated as a hedge of the interest payments related to the previous debt agreement no longer qualified for hedge accounting. The Company entered into an offsetting interest rate swap to fix the value of this derivative instrument and is settling this net position over the term of the derivative instruments. These two derivative instruments are shown net on this line item.

(4)	The Company entered into jet fuel crack spread collars, which do not qualify for hedge accounting, to economically hedge its exposure to changes in the jet fuel crack spread.

To the extent a derivative instrument is determined to be effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income, a component of partners’ capital in the consolidated balance sheets, until the underlying transaction hedged is recognized in the consolidated statements of operations. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, sales of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging sales and purchases are recorded to sales and cost of sales, respectively, in the consolidated statements of operations upon recording the related hedged transaction in sales or cost of sales. The derivatives hedging payments of interest are recorded in interest expense in the consolidated statements of operations upon the payment of interest. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations.

The Company recorded the following amounts in its consolidated balance sheets, consolidated statements of operations and its consolidated statements of partners’ capital as of, and for the year ended, December 31, 2009 related to its derivative instruments that were designated as cash flow hedges:

	Amount of Gain (Loss)
	Recognized in
	Accumulated Other	Amount of (Gain) Loss Reclassified from
	Comprehensive Income	Accumulated Other Comprehensive		Amount of Gain (Loss) Recognized in Net Income
	on Derivatives (Effective	Income into Net Income (Effective Portion)		on Derivatives (Ineffective Portion)
	Portion)		Year Ended		Year Ended
	December 31,		December 31,		December 31,
Type of Derivative	2009	Location of (Gain) Loss	2009	Location of Gain (Loss)	2009

Fuel products segment:
Crude oil swaps	$231,177	Cost of sales	$55,974	Unrealized/ Realized	$26,202
Gasoline swaps	(141,347)	Sales	(19,859)	Unrealized/ Realized	1,125
Diesel swaps	(89,763)	Sales	(54,729)	Unrealized/ Realized	(17,778)
Jet fuel swaps	(26,926)	Sales	—	Unrealized/ Realized	—
Specialty products segment:
Crude oil collars	—	Cost of sales	—	Unrealized/Realized	—
Crude oil swaps	—	Cost of sales	—	Unrealized/Realized	—
Natural gas swaps	(101)	Cost of sales	307	Unrealized/ Realized	—
Interest rate swaps:	(2,411)	Interest expense	3,239	Unrealized/ Realized	—

Total	$(29,371)		$(15,068)		$9,549

The Company recorded the following gains (losses) in its consolidated statements of operations for the year ended December 31, 2009 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized
	Realized Gain (Loss) on Derivatives	in Unrealized Gain (Loss) on Derivatives
Type of Derivative	Year Ended December 31, 2009	Year Ended December 31, 2009

Fuel products segment:
Crude oil swaps	$12,362	$(38,371)
Gasoline swaps	10,107	36,763
Diesel swaps	(6,655)	6,655
Jet fuel swaps	—	—
Jet fuel collars	—	(371)
Specialty products segment:
Crude oil collars	(9,148)	12,194
Crude oil swaps	—	—
Natural gas swaps	(1,578)	1,222
Interest rate swaps:	(824)	173

Total	$4,264	$18,265

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company executes all of its derivative instruments with a small number of counterparties, the majority of which are large financial institutions and all have ratings of at least A2 and A by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its contracts with these counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. Collateral received from or held by counterparties is reported in deposits and other current liabilities on the Company’s consolidated balance sheets and not netted against derivative assets or liabilities. The Company provides its counterparties with collateral when the fair value of its obligation exceeds specified amounts for each counterparty. As of December 31, 2009, the Company had provided the counterparties with no cash collateral or letters of credit above the $50,000 prefunded letter of credit provided to one counterparty to support crack spread hedging. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.

Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. In certain cases, the Company’s credit threshold is dependent upon the Company’s maintenance of certain corporate credit ratings with Moody’s and S&P. In the event that the Company’s corporate credit rating was lowered below its current level by either Moody’s or S&P, such counterparties would have the right to reduce the applicable threshold to zero and demand full collateralization of the Company’s net liability position on outstanding derivative instruments. As of December 31, 2009, there is no net liability associated with the Company’s outstanding derivative instruments subject to such requirements. In addition, the majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business.

The effective portion of the hedges classified in accumulated other comprehensive income is $17,352 as of December 31, 2009 and, absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2011 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Income (Loss)

2010	$20,761
2011	(3,409)

Total	$17,352

Crude Oil Collar Contracts — Specialty Products Segment

The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives may be designated as cash flow hedges of the future purchase of crude oil if they meet the hedge criteria. The Company’s policy is generally to enter into crude oil derivative contracts for up to 70% of expected purchases that mitigate its exposure to price risk associated with crude oil purchases related to

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

specialty products production. Generally, the Company’s policy is that these positions will be short term in nature and expire within three to nine months from execution; however, the Company may execute derivative contracts for up to two years forward if a change in the risks supports lengthening the Company’s position. As of December 31, 2009, the Company had the following crude oil derivatives related to crude oil purchases in its specialty products segment, none of which are designated as hedges.

			Average	Average	Average
			Bought Put	Swap	Sold Call
Crude Oil Put/Swap/Call Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)	($/Bbl)

January 2010	186,000	6,000	$68.32	$80.43	$90.43

Totals	186,000
Average price			$68.32	$80.43	$90.43

Crude Oil Swap Contracts- Fuel Products Segment

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

At December 31, 2009, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

	Barrels
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2010	1,800,000	20,000	$67.29
Second Quarter 2010	1,820,000	20,000	67.29
Third Quarter 2010	1,840,000	20,000	67.29
Fourth Quarter 2010	1,840,000	20,000	67.29
Calendar Year 2011	5,614,000	15,381	76.54

Totals	12,914,000
Average price			$71.31

At December 31, 2009, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	135,000	1,500	$58.25
Second Quarter 2010	136,500	1,500	58.25
Third Quarter 2010	138,000	1,500	58.25
Fourth Quarter 2010	138,000	1,500	58.25

Totals	547,500
Average price			$58.25

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Diesel Swap Contracts

At December 31, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	1,170,000	13,000	$80.41
Second Quarter 2010	1,183,000	13,000	80.41
Third Quarter 2010	1,196,000	13,000	80.41
Fourth Quarter 2010	1,196,000	13,000	80.41
Calendar Year 2011	2,371,000	6,496	90.58

Totals	7,116,000
Average price			$83.80

Jet Fuel Swap Contracts

At December 31, 2009, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

Calendar Year 2011	2,514,000	6,888	$88.51

Totals	2,514,000
Average price			$88.51

Gasoline Swap Contracts

At December 31, 2009, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)

First Quarter 2010	630,000	7,000	$75.28
Second Quarter 2010	637,000	7,000	75.28
Third Quarter 2010	644,000	7,000	75.28
Fourth Quarter 2010	644,000	7,000	75.28
Calendar Year 2011	729,000	1,997	83.53

Totals	3,284,000
Average price			$77.11

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

At December 31, 2009, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges.

	Barrels
Gasoline Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)

First Quarter 2010	135,000	1,500	$58.42
Second Quarter 2010	136,500	1,500	58.42
Third Quarter 2010	138,000	1,500	58.42
Fourth Quarter 2010	138.000	1,500	58.42

Totals	547,500
Average price			$58.42

Jet Fuel Put Spread Contracts

At December 31, 2009, the Company had the following jet fuel put options related to jet fuel crack spreads in its fuel products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Put
Jet Fuel Put Option Crack Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)

Calendar Year 2011	814,000	2,230	$4.17	$6.23

Totals	814,000
Average price			$4.17	$6.23

Natural Gas Swap Contracts

Natural gas purchases comprise a significant component of the Company’s cost of sales, therefore, changes in the price of natural gas also significantly affect its profitability and cash flows. The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. The Company’s policy is generally to enter into natural gas derivative contracts to hedge approximately 50% or more of its upcoming fall and winter months’ anticipated natural gas requirement for a period no greater than three years forward. At December 31, 2009, the Company did not have any derivatives related to natural gas purchases.

Interest Rate Swap Contracts

The Company’s profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of the Company’s interest rate risk management activities is to hedge its exposure to changes in interest rates.

In 2009, the Company entered into a forward swap contract to manage interest rate risk related to its current variable rate senior secured first lien term loan which closed January 3, 2008. The Company has hedged the future interest payments related to $200,000 of the total outstanding term loan indebtedness from February 15, 2010 to February 15, 2011. This swap contract is designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at an average annual rate of 0.94%.

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

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

In 2006, the Company entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and the subsequent refinancing of the remaining term loan balance, this swap contract was dedesignated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. In the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument by entering into an offsetting interest rate swap which is not designated as a cash flow hedge.

9.	Fair Value of Financial Instruments

The Company’s financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. The fair value of the Company’s term loan was $328,543 at December 31, 2009. Refer to Note 7 for the carrying value of the Company’s term loan. The carrying value of borrowings under the Company’s senior secured revolving credit facility was $39,900 at December 31, 2009 and approximates its fair value. In addition, based upon fees charged for similar agreements, the face values of outstanding standby letters of credit approximated their fair value at December 31, 2009.

10.	Fair Value Measurements

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

As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, jet fuel, and interest rates, and investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”).

The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A2 and A by Moody’s and S&P, respectively. The fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS, at December 31, 2009, the Company’s asset was reduced by approximately $203 and its liability was reduced by $116. Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for gasoline, jet fuel, and diesel, the Company has categorized these derivative instruments as Level 3. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds.

The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1.

The Company’s assets and liabilities measured at fair value at December 31, 2009 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$135	$—	$—	$135
Crude oil swaps	—	—	147,649	147,649
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Jet fuel swaps	—	—	—	—
Crude oil options	—	—	—	—
Jet fuel options	—	—	375	375
Pension plan investments	13,730	—	—	13,730

Total assets at fair value	$13,865	$—	$148,024	$161,889

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	(22,312)	(22,312)
Diesel swaps	—	—	(67,731)	(67,731)
Jet fuel swaps	—	—	(26,926)	(26,926)
Crude oil options	—	—	(151)	(151)
Jet fuel options	—	—	—	—
Interest rate swaps	—	—	(4,766)	(4,766)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$—	$(121,886)	$(121,886)

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2009:

Derivative
Instruments, Net

Fair value at January 1, 2009	$55,372
Realized gains	(8,342)
Unrealized gains	23,736
Comprehensive loss	(29,371)
Purchases, issuances and settlements	(15,257)
Transfers in (out) of Level 3	—

Fair value at December 31, 2009	$26,138

Total gains or losses included in net income attributable to changes in unrealized gains (losses) relating to financial assets and liabilities held as of December 31, 2009	$23,736

All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges are included in sales for gasoline, diesel, and jet fuel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the consolidated financial statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative instruments are recorded in earnings immediately in unrealized gain (loss) on derivative instruments in the consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized gain (loss) on derivative instruments in the consolidated statement of operations. See Note 8 for further information on hedging.

11.	Noncontrolling Interests

On January 1, 2009 the Company adopted ASC 810, Consolidations (formerly FASB 160, Noncontrolling Interests in Consolidated Financial Statements), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Retroactive adoption of the presentation and disclosure requirements for existing minority interests is required. As required by ASC 810, the Company reclassified $265.2 million of minority interest in subsidiary company to total capital on the consolidated balance sheet as of December 31, 2009.

12.	Unit-Based Compensation

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

Non-employee directors of our general partner have been granted phantom units under the terms of the Plan as part of their director compensation package related to fiscal years 2007, 2008, and 2009. These phantom units have a four year service period with one quarter of the phantom units vesting annually on each December 31 of the

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.

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

A summary of the Company’s nonvested phantom units as of December 31, 2009, and the changes during the year ended December 31, 2009 are presented below:

	Number	Weighted-Average
	of	Grant Date
	Units	Fair Value

Nonvested at December 31, 2008	27,708	$12.91
Granted	47,121	13.29
Vested	(17,336)	15.56
Forfeited	—	—

Nonvested at December 31, 2009	57,493	$12.42

For the year ended December 31, 2009 compensation expense of $367 was recognized in the consolidated statements of operations related to vested unit grants. As of December 31, 2009, there was a total of $714 of unrecognized compensation costs related to nonvested unit grants. These costs are expected to be recognized over a weighted-average period of two years. The total fair value of phantom units vested during the years ended December 31, 2009 was $318.

13.	Employee Benefit Plan

The Company has a defined contribution plan administered by its general partner. All full-time employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 0% to 100% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% contribution by the participant up to 4% and 50% of each additional 1% contribution up to 6% for a maximum contribution by the Company of 5% per participant. The Company’s matching contribution was $2,040 for the year ended December 31, 2009. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are determined by the board of directors of the Company’s general partner and are discretionary. The Company’s profit sharing contribution was $1,308 for the year ended December 31, 2009.

The Company has a noncontributory defined benefit plan (“Pension Plan”) for both those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”) who were formerly employees of Penreco and who became employees of the Company as a result of the Penreco acquisition on January 3, 2008. The Company also has a contributory defined benefit postretirement medical plan for both those salaried employees as well as those employees represented by either the International Brotherhood of Teamsters (“IBT”), USW or IUOE who were formerly employees of

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

Penreco and who became employees of the Company as a result of the Penreco acquisition, as well as a non-contributory disability plan for those salaried employees who were formerly employees of Penreco (collectively, “Other Plans”). The pension benefits are based primarily on years of service for USW and IUOE represented employees and both years of service and the employee’s final 60 months’ average compensation for salaried employees. The funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. In 2009, the Company amended the Pension Plan. The amendments remove the salaried employee, hourly employees represented by USW, and hourly employees represented by IUOE from accumulating additional benefits subsequent to December 31, 2009.

The components of net periodic pension and other postretirement benefits cost for the year ended December 31, 2009 were as follows:

	Year Ended December 31, 2009
		Other Post
	Pension	Retirement
	Benefits	Employee Benefits

Service cost	$250	$9
Interest cost	1,327	44
Expected return on assets	(748)	—
Amortization of net (gain) loss	381	(4)
Curtailment loss recognized	2	—

Net periodic pension cost	$1,212	$49

During the year ended December 31, 2009, the Company made no contributions to its Pension Plan and Other Plans and expects to make contributions in 2010 of approximately $1,078.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The benefit obligations, plan assets, funded status, and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31, 2009
		Other Post
	Pension	Retirement
	Benefits	Employee Benefits

Change in projected benefit obligation (“PBO”):
Benefit obligation at beginning of year	$20,896	$839
Service cost	250	9
Interest cost	1,327	44
Curtailment	2	—
Benefits paid	(807)	(104)
Actuarial (gain) loss	798	(81)
Administrative expense	(84)	—
Employee contributions	—	74

Benefit obligation at end of year	$22,382	$781

Change in plan assets:
Fair value of plan assets at beginning of year	$12,018	$—
Benefit payments	(807)	(104)
Actual return on assets	2,603	—
Administrative expense	(84)	—
Employee contributions	—	74
Employer contribution	—	30

Fair value of plan assets at end of year	$13,730	$—

Funded status — benefit obligation in excess of plan assets	$(8,652)	$(781)
Curtailment	2	—
Unrecognized net actuarial loss (gain)	4,814	(108)

Net amount recognized at end of year	$(3,836)	$(889)

Amounts recognized in the consolidated balance sheets consisted of:
Accrued benefit obligation	$(8,652)	$(781)
Accumulated other comprehensive (income) loss	4,816	(108)

Net amount recognized at end of year	$(3,836)	$(889)

The accumulated benefit obligation for the Pension Plan was $22,382 as of December 31, 2009. The accumulated benefit obligation is equal to the projected benefit obligation due to the curtailment that occurred in 2008. The accumulated benefit obligation for the Pension Plan was less than plan assets by $8,652 as of December 31, 2009. As of December 31, 2009, the Company had no prior service costs or transition gains (losses) but recorded actuarial losses of $1,517 in accumulated other comprehensive income in the consolidated balance sheets.

The portion relating to the Penreco Pension Plan classified in accumulated other comprehensive gain is $4,708 as of December 31, 2009. In 2010, the Company will recognize $254 and $3, respectively, of losses from accumulated other comprehensive loss for the Company’s Pension Plan and Other Postretirement Benefits Plan.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The significant weighted average assumptions relating to the Company’s Pension Plan used for the year ended December 31, 2009 was as follows:

Discount rate for benefit obligations	6.04%
Discount rate for net periodic benefit costs	6.18%
Expected return on plan assets for net periodic benefit costs	7.50%
Rate of compensation increase for benefit obligations	4.50%
Rate of compensation increase for net periodic benefit costs	4.50%

For measurement purposes, a 8.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease by 0.20% per year for an ultimate rate of 4.5% for 2029 and remain at that level thereafter. An increase or decrease by one percentage point in the assumed healthcare cost trend rates would not have a material effect on the benefit obligation and service and interest cost components of benefit costs for the Other Plans as of December 31, 2009. The Company considered the historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the Pension Plan portfolio, to develop the expected long-term rate of return on plan assets.

The Company’s Pension Plan asset allocations, as of December 31, 2009 by asset category, are as follows:

Cash	2%
Equity	66%
Foreign equities	17%
Fixed income	15%

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

Trust assets will be invested in accordance with the prudent expert standard as mandated by ERISA. In the event market environments create asset exposures outside of the policy guidelines, reallocations will be made in an

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

orderly manner. The Company has engaged an investment advisor to assist in the assessment of assets and the potential reallocation of certain investments. Management believes there are no significant concentrations of risks associated with investment assets.

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2009:

	Pension	Other Post Retirement
	Benefits	Employee Benefits

2010	$844	$58
2011	889	75
2012	954	86
2013	1,030	66
2014	1,098	61
2015 to 2019	6,803	334

Total	$11,618	$680

The Company participated in two multi-employer plans as a result of the acquisition of Penreco. The Company elected to withdraw from these plans in 2009 and made a final contribution of approximately $183 to the Penreco Local 710 Health, Welfare and Pension Funds plan and has agreed to the final settlement of approximately $1,863 for the Western Pennsylvania Teamsters and Employers Pension Fund to be paid over 30 years.

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

The Company’s investments associated with its Pension Plan consist of mutual funds that are publicly traded and for which market prices are readily available, thus these investments are categorized as Level 1. The Company’s Pension Plan assets measured at fair value at December 31, 2009 were as follows:

Quoted Prices in
Active Markets for
Identical Assets
(Level 1)
December 31, 2009
Pension Benefits

Cash	$326
Equity	8,326
Foreign equities	2,736
Fixed income	2,342

$13,730

14.	Transactions with Related Parties

During the year ended December 31, 2009 the Company had sales to related parties owned by a limited partner of $3,208. Trade accounts and other receivables from related parties at December 31, 2009 was $248. The Company also had purchases from related parties owned by a limited partner, excluding crude purchases related to the Legacy agreement discussed below, during the year ended December 31, 2009 of $1,718. Accounts payable to related parties, excluding accounts payable related to the Legacy Resources crude oil purchasing agreement discussed below, at December 31, 2009 was $1,015.

In May 2008, the Company began purchasing all of its crude oil requirements for its Princeton refinery on a just in time basis utilizing a market-based pricing mechanism from Legacy Resources Co., L.P. (“Legacy”). In addition, in January 2009, the Company entered into a Master Crude Oil Purchase and Sale Agreement with Legacy to begin purchasing certain of its crude oil requirements for its Shreveport refinery utilizing a market-based pricing mechanism from Legacy. In September 2009, the Company entered into a Crude Oil Supply Agreement with Legacy (the “Legacy Shreveport Agreement”). Under the Legacy Shreveport Agreement, Legacy supplies the Company’s Shreveport refinery with a portion of its crude oil requirements on a just in time basis utilizing a market-based pricing mechanism. The Master Crude Oil Purchase and Sale Agreement with Legacy, entered into in January 2009, is not currently in use. Legacy is owned in part by one of the Company’s limited partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and president, F. William Grube, and Jennifer G. Straumins, the Company’s executive vice president and chief operating officer. The volume of crude oil purchased under the Legacy Shreveport Agreement fluctuates based on the volume of crude oil needed by the Shreveport refinery and can be up to 15,000 barrels per day. During the year ended December 31, 2009, the Company had crude oil purchases of $390,231 from Legacy. Accounts payable to Legacy at December 31, 2009 related to these agreements were $16,851.

A limited partner has provided certain administrative, accounting, and environmental consulting services to the Company for an annual fee. Such services included, but were not necessarily limited to, advice and assistance concerning aspects of the operation, planning, and human resources of the Company. Payments for the year ended December 31, 2009 was $135. The Company terminated some of these services during the year ended December 31, 2007.

During 2006 and prior, the Company had placed a portion of its insurance underwriting requirements, including general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability with a certain commercial insurance brokerage business. A member of the board of directors of our general partner serves as an executive of this commercial insurance brokerage company. The total premiums

CALUMET GP, LLC

NOTES TO CONSOLIDATED BALANCE SHEET — (Continued)
(in thousands, except operating, unit and per unit data)

paid to this company by Calumet for the year ended December 31, 2009 were $672 and were related to directors’ and officers’ liability insurance. With the exception of its directors’ and officers’ liability insurance which were placed with this commercial insurance brokerage company, the Company placed its insurance requirements with third parties during the years ended December 31, 2009.

15.	Subsequent Events

On January 5, 2010, the Company declared a quarterly cash distribution of $0.455 per unit on all outstanding units, or $16,406, for the quarter ended December 31, 2009. The distribution was paid on February 12, 2010 to unitholders of record as of the close of business on February 2, 2010. This quarterly distribution of $0.455 per unit equates to $1.82 per unit, or $65,624 on an annualized basis.

The fair value of the Company’s derivatives has not changed significantly subsequent to December 31, 2009.

On January 7, 2010, the underwriters of the Company’s December 14, 2009 public equity offering elected to exercise a portion of their overallotment option. As a result, the Company sold an additional 47,778 common units to the underwriters at the offering price of $18.00 per unit, less the underwriting discount. The general partner made its contribution to maintain its 2% ownership interest.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The management of Calumet Specialty Products Partners, L.P. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of internal control over financial reporting which appears on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/  F. William Grube
F. William Grube
President, Chief Executive Officer and Director of
Calumet GP, LLC

February 25, 2010

/s/  R. Patrick Murray, II
R. Patrick Murray, II
Vice President, Chief Financial Officer and
Secretary of Calumet GP, LLC

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.

We have audited Calumet Specialty Product Partners L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calumet Specialty Product Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Calumet Specialty Products Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2009 and 2008 and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2009 of Calumet Specialty Products Partners, L.P. and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 25, 2010

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

Pursuant to Section 4360 of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules, NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, three of our general partner’s seven directors are “independent” as that term is defined in the applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the NASDAQ and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Robert E. Funk and George C. Morris III.

The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.

Directors and Executive Officers

The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of February 25, 2010. Directors are elected for one-year terms.

Name	Age	Position with Calumet GP, LLC

Fred M. Fehsenfeld, Jr.	59	Chairman of the Board
F. William Grube	62	Chief Executive Officer, President and Director
Allan A. Moyes III	63	Executive Vice President
Jennifer G. Straumins	36	Executive Vice President and Chief Operating Officer
Timothy R. Barnhart	50	Vice President — Operations
R. Patrick Murray, II	38	Vice President, Chief Financial Officer and Secretary
Robert M. Mills	56	Vice President — Crude Oil Supply
Jeffrey D. Smith	47	Vice President — Planning and Economics
William A. Anderson	41	Vice President — Sales and Marketing
James S. Carter	61	Director
William S. Fehsenfeld	59	Director
Robert E. Funk	64	Director
Nicholas J. Rutigliano	62	Director
George C. Morris III	54	Director

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

F. William Grube has served as the chief executive officer, president and director of our general partner since September 2005. Mr. Grube has also served as president and chief executive officer of Calumet Lubricants Co., L.P. since 1990. From 1973 to 1989, Mr. Grube served as executive vice president of the Rock Island Refinery. Mr. Grube received his B.S. in Chemical Engineering from Rose-Hulman Institute of Technology and his M.B.A. from Harvard University. Mr. Grube is the father of Jennifer G. Straumins, executive vice president and chief operating officer of our general partner.

Allan A. Moyes III has served as executive vice president of our general partner since September 2005. Mr. Moyes has also served as executive vice president of Calumet Lubricants Co., L.P. since 1997. From 1994 to 1997, Mr. Moyes served as manager of planning and economics for Calumet Lubricants Co., L.P. From 1989 to 1994, Mr. Moyes worked for Marathon Oil Company as the technical service manager at its Indianapolis refinery. From 1978 to 1989, Mr. Moyes worked in various capacities at the Rock Island Refinery. Mr. Moyes received his Computer Science degree at Memphis State Technical University.

Jennifer G. Straumins has served as executive vice president and chief operating officer of our general partner since December 2009. From February 2007 through December 2009 Ms. Straumins served as senior vice president. From January 2006 through February 2007, Ms. Straumins served as vice president — investor relations. Ms. Straumins served in various capacities in financial planning and economics for Calumet Lubricants Co., L.P. from 2002 through 2006. Prior to joining Calumet Lubricants Co., L.P., Ms. Straumins held financial planning positions with Great Lakes Chemical Company and Exxon Chemical Company. Ms. Straumins received a B.E. in Chemical Engineering from Vanderbilt University and her M.B.A. from the University of Kansas. Ms. Straumins is the daughter of F. William Grube, the chief executive officer and president of our general partner.

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

Timothy R. Barnhart has served as vice president — operations of our general partner since December 2009. Mr. Barnhart served as the plant manager of our Karns City facility from January 2008 to December 2009. Prior to joining Calumet in 2008 upon our acquisition of Penreco, Mr. Barnhart held various engineering, supervisory and management positions at Penreco and Pennzoil Products Company. Mr. Barnhart received his B.S. in Engineering from Grove City College.

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

George C. Morris III has served as a member of the board of directors of our general partner since May 2009. Mr. Morris is the principal of Morris Energy Advisors, Inc. and most recently served as a managing director at Merrill Lynch & Co. until his retirement in March 2009. Mr. Morris served as a managing director of investment banking at Petrie Parkman & Co. until its acquisition by Merrill Lynch in December 2006 and also served as a managing director of investment banking at Simmons & Company International and as a director of investment banking at First Boston Corporation. Mr. Morris holds B.B.A. and M.B.A. degrees from the University of Texas and a J.D. from Southern Methodist University.

Board of Directors Committees

Conflicts Committee

Two members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be owners, officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by NASDAQ and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The two independent board members who serve on the conflicts committee are Messrs. James S. Carter and Robert E. Funk. Mr. Carter serves as the chairman of the conflicts committee.

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

Audit Committee

The board of directors of our general partner has an audit committee comprised of three directors, Messrs. James S. Carter, Robert E. Funk and George C. Morris III, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by NASDAQ and the SEC. In addition, the board of directors of our general partner has determined that Mr. Morris is an “audit committee financial expert” as defined by the SEC. Mr. Morris serves as the chairman of the audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Calumet’s directors and officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports provided pursuant to Section 16(a), as well as written representations that no other reports were required for 2009, Calumet’s directors and officers filed all reports required by Section 16(a), with the exception of (i) six late filings for phantom unit grants and related vesting on May 6, 2009, May 15, 2009, August 4, 2009, August 14, 2009, November 3, 2009 and November 13, 2009 for Fred M. Fehsenfeld, Jr.; (ii) six late filings for phantom unit grants and related vesting on May 6, 2009, May 15, 2009, August 4, 2009, August 14, 2009, November 3, 2009 and November 13, 2009 for James S. Carter; (iii) six late filings for phantom unit grants and related vesting on May 6, 2009, May 15, 2009, August 4, 2009, August 14, 2009, November 3, 2009 and November 13, 2009 for Robert E. Funk; (iv) six late filings for phantom unit grants and related vesting on May 6, 2009, May 15, 2009, August 4, 2009, August 14, 2009, November 3, 2009 and November 13, 2009 for Nicholas J. Rutigliano; (v) one late filing relating to a phantom unit grant on February 13, 2009 to Jennifer G. Straumins; (vi) one late filing relating to a phantom unit grant on February 13, 2009 to R. Patrick Murray, II; (vii) one late filing relating to a phantom unit grant on February 13, 2009 to Jeffrey D. Smith; (viii) one late filing relating to a phantom unit grant on February 13, 2009 to Robert M. Mills; (ix) one late filing relating to a phantom unit grant on February 13, 2009 to Allan A. Moyes III; (x) one late filing relating to a phantom unit grant on February 13, 2009 to Nicholas J. Rutigliano; (xi) one late filing relating to a phantom unit grant on February 13, 2009 to James S. Carter; (xii) one late filing relating to a phantom unit grant on February 13, 2009 to Robert E. Funk; and (xiii) one late filing relating to unit purchases on May 21, 2009 by George C. Morris III.

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

Peer Group and Compensation Targets

To evaluate all areas of executive compensation, the compensation committee seeks the additional input of outside compensation consultants and available comparative information to validate that the compensation programs established for our executives are consistent with the philosophy of compensating our executives at ranges that approximate within 10% of the median of market for companies of similar size to us. In 2009, the compensation committee retained Buck Consultants, LLC (“Buck Consultants”) as a consultant to review our general partner’s executive compensation programs. Buck Consultants reported directly to the compensation committee and did not provide any additional services to our general partner. The scope of this engagement included the following:

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

The following master limited partnerships were included by Buck Consultants in the peer group for the compensation review: Atlas Pipeline Partners, L.P., Buckeye Partners, L.P., Copano Energy, L.L.C., DCP Midstream Partners, L.P., Ferrellgas Partners, L.P., Genesis Energy, L.P., Inergy, L.P., Magellan Midstream Partners, L.P., Penn Virginia Resource Partners, L.P., Regency Energy Partners, L.P. and Suburban Propane Partners, L.P. Peer group companies were validated and selected based on their comparability of EBITDA (a non-GAAP measurement), sales and market capitalization to those of Calumet. Market data compiled from public disclosures of the peer group companies were used in the review to benchmark our compensation of the key executive group against the market. Buck Consultants provided a presentation of its findings to the compensation committee in October 2009.

The compensation committee used the findings of the Buck Consultants executive compensation review to validate that total compensation for Calumet’s key executives, including each named executive officer, is competitive with the middle range of total compensation among a peer group of companies and the broader market in which Calumet competes for executive talent when making its compensation decisions. The Buck Consultants review indicated that Calumet’s aggregate target total direct compensation of its key executives, which includes all the major elements of its executive compensation program, including base salary, short-term incentives and long-term compensation, was below the median of market by less than 10%. While the Buck Consultants review indicated that aggregate base salaries for key executives fall near the 25th percentile of the peer group, short-term incentives for each of the key executives, assuming the target levels of such incentives are achieved, exceed the 75th percentile of the market. As a result of higher short-term incentives, total cash compensation of our key executives, in aggregate, falls above the 75th percentile of the peer group by less than 5%. Long-term incentives for the key executives falls below the 25th percentile of the peer group.

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

Mr. Grube’s initial base salary was established under his employment agreement, which provides that the amount of his annual salary increase must be at least equal to the average of the percentage increases of all salaried employee’s of Calumet’s general partner. Mr. Grube’s salary increases for 2009 and 2010 were each 4.0%, which was equivalent to the average of the percentage increases of all salaried employees for each of those fiscal years. Please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreement with F. William Grube” for additional terms of Mr. Grube’s employment agreement.

For fiscal year 2009, the more significant increase in Mr. Anderson’s base salary was based on increased job complexity due to the growth of our business.

Mr. Moyes’ base salary for 2010 will be $296,400 and is unchanged from 2009 pursuant to the terms of his professional services and transition agreement he entered into with Calumet on November 2, 2009. Please read “Professional Services and Transition Agreement with Allan A. Moyes III” for additional terms of this agreement.

The compensation committee approved increased salaries for all of the other named executive officers for 2010 as part of its annual salary review process in consideration of the above factors. Effective January 1, 2010, the base salaries for Mr. Murray, Mr. Anderson Ms. Straumins and Mr. Barnhart are $275,000, $255,000, $280,000 and $255,000, respectively. The levels of increases in the base salaries for Mr. Murray, Mr. Anderson and Ms. Straumins were based on increased job complexity due to the growth of our business and in the case of Ms. Straumins, increased job complexity resulting from her promotion to executive vice president and chief operating officer effective December 31, 2009. In addition, these increases to base salary were the result of benchmarking against our peer group of publicly traded partnerships in an effort to ensure that base salaries were closer to the market median of our peer group.

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

The compensation committee establishes minimum, target and stretch incentive opportunities for each executive officer and other key employees expressed as a percentage of base salary. The amount that is paid out is based on Calumet’s achievement of a minimum, target or stretch level of distributable cash flow for the fiscal year. Generally, no awards are paid under the Cash Incentive Plan unless the Partnership achieves at least the minimum distributable cash flow goal. The compensation committee can recommend to the full Board, however, that cash awards be given notwithstanding the fact that the Partnership failed to achieve at least the minimum distributable cash flow goal. Since the inception of the Cash Incentive Plan the compensation committee has not used this discretion, as no awards have been paid under the plan unless the Partnership achieved at least the minimum distributable cash flow goal. If the minimum, target or stretch level distributable cash flow amount is achieved, participants in the plan will receive their minimum, target or stretch cash award opportunity, respectively. If the Partnership’s distributable cash flow is between specified goal levels, participants are eligible to receive a prorated percentage of their cash award opportunity based on where the actual distributable cash flow amount falls between the levels. For fiscal year 2009, the minimum distributable cash flow goal was $101.2 million, the target goal was $126.6 million and the stretch goal was $157.2 million.

The following table summarizes the levels of cash award opportunity for each named executive officer and the actual percentage earned by them in 2009:

	Cash Incentive Award Opportunity as a
	Percentage of Base Salary
	Minimum	Target	Stretch	Actual Payout

F. William Grube	50%	100%	200%	61	% (1)
Allan A. Moyes III, R. Patrick Murray, II, William A. Anderson, and Jennifer G. Straumins	50%	100%	200%	51%
Timothy R. Barnhart	50%	100%	150%	60	% (2)

(1)	Mr. Grube’s employment agreement guarantees him a potential award that is at least 150% of the amount of the next highest potential award by any other executive officer of our general partner, which would be the maximum potential award for Mr. Moyes of $592,800.

(2)	Mr. Barnhart’s actual payout as a percentage of base salary is higher than Messrs. Moyes, Murray and Anderson and Ms. Straumins due to his base level salary increase from $180,195 to $245,000 effective August 1, 2009 based on increased job complexity and scope.

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

At the recommendation of the compensation committee, the board of directors approves distributable cash flow targets for each fiscal year based on budgets prepared by management. The 2009 target distributable cash flow goal was established at a level that the board of directors believed reflected the reasonable expectations management had for the financial performance of the Partnership during the fiscal year and likely to be achieved given actual distributable cash flow achieved for the 2008 fiscal year. The board of directors set the stretch cash flow goal at a level which they believed would be attained only with higher levels of performance relative to the reasonable expectations management had for the financial performance of the Partnership and therefore not likely to be achieved. For the 2009 fiscal year, the Partnership’s distributable cash flow was above the minimum goal but below its target distributable cash flow goal. The primary drivers of the Partnership not meeting its target distributable cash flow goal were lower sales volumes of specialty products and lower gross profit per barrel of fuel products sold which were both related to the prolonged current economic downturn, resulting in lower gross profit and Adjusted EBITDA relative to expected performance.

Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2010 fiscal year based on budgets prepared by management. In any given year, our financial budgets take into account economic conditions and our targets are set at levels that we believe are appropriate in light of those conditions.

We do not disclose our confidential 2010 targets, which, if disclosed would put us at a competitive disadvantage. However, we provide the following table that discloses the performance targets we established for 2009, 2008 and 2007 and illustrates on a historical basis the relative difficulty of attaining each level.

Distributable Cash Flow (In millions)
Fiscal Year	Actual	Minimum Goal	Target Goal	Stretch Goal

2009	$101.7	$101.2	$126.6	$157.2
2008	$94.5	$90.0	$110.0	$125.0
2007	$87.7	$93.2	$110.6	$121.6

For the fiscal year 2009, the target goal for distributable cash flow was set at the budgeted amount, while the minimum goal and stretch goal levels were set at approximately 20% below and 24% above, respectively, the budgeted amount. In making the annual determination of the minimum goal, target goal and stretch goal levels of distributable cash flow, the compensation committee and the Board consider the specific circumstances facing us during the relevant year. Generally, the compensation committee seeks to set the minimum goal, target goal and stretch goal levels such that the relative challenge of achieving each level is consistent from year to year. The expectation that management will achieve the minimum goal level is very high, while meaningful additional effort would be required to achieve the target goal and considerable additional effort would be required to achieve the stretch goal.

For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”

Executive Deferred Compensation Plan

On December 18, 2008, the board of directors approved the adoption of the Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), effective January 1, 2009. The compensation committee acts as plan administrator of the Deferred Compensation Plan. The compensation committee allows for the participation of the executive officers in this plan to encourage the officers to save for retirement and to assist the Partnership in retaining the officers. The Deferred Compensation Plan is intended to promote retention by giving employees an opportunity to save in a tax-efficient manner. The terms governing the retirement benefit under this plan for the executive officers are the same as those available for other eligible employees in the U.S. Pursuant to the Deferred Compensation Plan, a select group of management, including the named executive officers, and all of the non-employee directors of the Partnership are eligible to participate by making an annual irrevocable election to defer, in the case of management, all or a portion of their annual cash incentive award under the Cash Incentive Plan, and, in the case of non-management directors, all or none of their annual cash retainer. The deferred amounts are credited to participant’s accounts in the form of phantom units, with each such phantom unit representing a notional unit that entitles the holder to receive either an actual common unit of the Partnership or the cash value of a common unit (determined by using the fair market value of a common unit at the time a determination is needed). The phantom units credited to each Plan participant’s account also receive distribution equivalent rights, which are credited to the participant’s account in the form of additional phantom units. In its sole discretion, the Partnership may make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as it determines. On January 22, 2009, the Partnership made discretionary contributions of phantom units to the accounts of those participants in the Deferred Compensation Plan, including certain of the named executive officers and non-management directors, who elected to defer all or a portion of their annual cash incentive award or annual cash retainer, as applicable, related to the 2009 fiscal year. Please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Nonqualified Deferred Compensation — Nonqualified Deferred Compensation Table for 2009” for a more detailed disclosure of the value of our discretionary contributions into this plan, as well as the distribution equivalent rights associated with the original contribution.

Plan distributions are payable on the earlier of the date specified by each participant and the participant’s termination of employment. Participants will at all times be 100% vested in amounts they have deferred pursuant to their annual cash incentive award or annual cash retainer. Partnership contributions, however, may be subject to a vesting schedule, as determined by the plan administrator; for example, the plan administer attached a four year pro-

rata vesting schedule to the discretionary contributions we made in January 2009. Certain events such as death, disability, normal retirement or a change of control of the Partnership require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate any portion of a participant’s account that has not already become vested at that time. Plan benefits will be distributed to participants in the form of common units, cash or a combination of common units and cash at the election of the plan administrator.

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

In fiscal 2009, the annual unit award opportunity to named executive officers consisted of the contingent right to receive a phantom units. A phantom unit is the right to receive, upon the satisfaction of time-based vesting criteria specified in the grant, a common unit (or cash equivalent). Under the program, phantom units are granted only upon the Partnership’s achievement of specified levels of distributable cash flow. Accordingly, these awards established a direct link between executive compensation and the Partnership’s financial performance. This component of executive compensation, when coupled with an extended ratable vesting period as compared to cash awards, further aligns the interests of executives with the Partnership’s unitholders in the longer-term and reinforces unit ownership levels among executives.

The following table provides the annual unit award opportunity for each named executive officer. The objective in determining the size of the phantom unit awards is to provide our named executive officers with long-term incentive opportunities targeted at the between the 25th percentile and the 50th percentile of peer practices for long-term equity based awards for similarly situated executive officers. The distributable cash flow target and stretch levels were the same ones used in determining payouts for the 2009 cash incentive awards.

	2009 Phantom
	Unit Award
	Opportunity		Phantom Units
	Target	Stretch	Granted

F. William Grube	10,800	16,200	0
Allan A. Moyes III, R. Patrick Murray, II, William A. Anderson, and Jennifer G. Straumins	7,200	10,800	0
Timothy R. Barnhart	5,400	8,100	0

No phantom units were granted under the program related to fiscal year 2009 because the Partnership did not achieve at least its target distributable cash flow goal.

Phantom units that are granted are subject to a time-vesting requirement, whereby 25% of the units vest immediately at grant and the remainder vest ratably over three years.

Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2010 fiscal year based on budgets prepared by management with the same estimated likelihoods of distributable cash flow performance levels as described above in “Short-Term Cash Awards.” The board of directors also approved the addition of a potential phantom unit award level for the 2010 fiscal year if the Partnership achieves a minimum distributable cash flow goal in addition to the two potential levels of phantom unit grants for all participants to be awarded based on whether the Partnership achieves its specified distributable cash flow goals, namely the target and stretch distributable cash flow goals, and such phantom unit grants would include the same time vesting requirement as potential phantom unit awards offered under the program in prior fiscal years.

We do not disclose our confidential 2010 targets, which, if disclosed would put us at a competitive disadvantage. However, we provide the following table that discloses the performance targets we established for 2009, 2008 and 2007 and illustrates on a historical basis the relative difficulty of attaining each level.

Distributable Cash Flow (In millions)
Fiscal Year	Actual	Target Goal	Stretch Goal

2009	$101.7	$126.6	$157.2
2008	$94.5	$110.0	$125.0
2007	$87.7	$110.6	$121.6

For the fiscal year 2009, the target goal for distributable cash flow was set at the budgeted amount while the stretch goal level was set at approximately 24% above the budgeted amount. In making the annual determination of the target goal and stretch goal levels of distributable cash flow, the compensation committee and the Board consider the specific circumstances facing us during the relevant year. Generally, the compensation committee seeks to set the target goal and stretch goal levels such that the relative challenge of achieving each level is consistent from year to year. The expectation that management will achieve the target goal level is relatively high with meaningful additional effort required, while considerable additional effort would be required to achieve the stretch goal. Related to the addition of a minimum goal level for 2010, the expectation that management will achieve the minimum goal level is very high.

The following table provides the annual unit award opportunity for 2010 for each named executive officer.

	2010 Phantom Unit Award Opportunity
	Minimum	Target	Stretch

F. William Grube	5,400	10,800	16,200
R. Patrick Murray, II, Allan A. Moyes III, William A. Anderson, Jennifer G. Straumins and Timothy R. Barnhart	3,600	7,200	10,800

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

The retirement savings plan also includes a discretionary profit-sharing component. Determination of annual contributions are made by the compensation committee based on overall profitability of the Partnership. The board of directors approved a discretionary profit sharing contribution to the 401(k) plan for all eligible participants equivalent to 2.5% of their eligible compensation for the 2009 fiscal year. The value of Partnership contributions to the retirement savings plan for named executive officers is included in the Summary Compensation Table. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.

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

All named executive officers are provided with all, or certain of, the following benefits as a supplement to their other compensation:

•	Use of Company Vehicle: In order to assist them in conducting the daily affairs of the Partnership, we provide each named executive officer with a company vehicle that may be used for personal use as well as business use. Personal use of a company vehicle is treated as taxable compensation to the named executive officer.

•	Executive Physical Program: Generally on an annual basis, we pay for a complete and professional personal physical exam for each named executive officer appropriate for his or her age to improve their health and productivity.

•	Club Memberships: We pay club membership fees for a certain named executive officer. Although such club memberships may be used for personal purposes in addition to business entertainment purposes, each named executive officer having such a membership is responsible for the reimbursement of the Partnership or direct payment for any incremental costs above the base membership fees associated with his or her personal use of such membership.

•	Spousal Travel: On an occasional basis, we pay expenses related to travel of the spouses of our named executive officers in order to accompany the named executive officer to business-related events.

•	Long-Term Disability Insurance: We provide compensation to allow each named executive officer to purchase long-term disability insurance on an after-tax basis at no net cost to them.

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

Employment Agreement with F. William Grube

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

Under his employment agreement, Mr. Grube is entitled to receive severance compensation if his employment is terminated under certain conditions, such as termination by Mr. Grube for “good reason” or by us without “cause,” each as defined in the agreement and further described in “Potential Payments Upon Termination or Change in Control — Employment Agreement with F. William Grube.”

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

Professional Services and Transition Agreement with Allan A. Moyes III

We entered into a Professional Services and Transition Agreement (the “Service Agreement”) with Allan A. Moyes III on November 2, 2009. Subject to his earlier termination for Cause (as defined in the Service Agreement) or his voluntary resignation, Mr. Moyes will remain an executive vice president through December 31, 2010. The Service Agreement will provide Mr. Moyes with the same base salary through December 31, 2010 as he was receiving at the time he executed the Service Agreement. He will also participate in all benefit plans offered to similarly-situated employees, including the Cash Incentive Plan, the Calumet Executive Deferred Compensation Plan, the Long-Term Incentive Plan and any health and welfare plan in which he was currently participating at the time of the execution of the Service Agreement. We will also provide Mr. Moyes with continued health care benefits for a period of 32 weeks beginning January 1, 2011. Please see “Potential Payments Upon Termination or Change in Control — Service Agreement with Allan A. Moyes III” for the definition of “Cause” in the Service Agreement.

Summary Compensation Table

The following table sets forth certain compensation information of our named executive officers for the years ended December 31, 2009, 2008 and 2007:

	Summary Compensation Table for 2009
				Non-Equity
				Incentive	Change in Pension Value
			Unit	Plan	and Nonqualified Preferred	All Other
Name and Principal Position	Year	Salary	Awards (2)	Compensation (3)	Compensation Earnings (4)	Compensation (5)	Total

F. William Grube	2009	$371,280	$—	$226,676	$—	$15,133	$613,089
Chief Executive Officer and President	2008	357,000	—	261,844	—	25,712	644,556
	2007	342,800	—	—	—	7,858	350,658
R. Patrick Murray, II	2009	242,000	26,615	123,382	—	16,000	407,997
Vice President and Chief Financial Officer	2008	220,000	—	134,750	—	24,682	379,432
	2007	188,333	—	—	—	7,023	195,356
Allan A. Moyes III	2009	296,400	13,306	151,117	—	15,902	476,725
Executive Vice President	2008	285,000	—	174,563	—	26,919	486,482
	2007	274,000	—	—	—	44,455	318,455
William A. Anderson	2009	220,000	—	112,165	—	31,412	363,577
Vice President — Sales and Marketing	2008	190,000	—	116,375	—	36,336	342,711
	2007	182,000	—	—	—	18,079	200,079
Jennifer G. Straumins	2009	214,500	53,246	109,361	—	28,659	405,766
Executive Vice President and Chief Operating Officer	2008	195,000	—	119,438	—	21,940	336,378
	2007	166,000	—	—	—	6,913	172,913
Timothy R. Barnhart (1)	2009	209,196	39,939	124,911	19,511	18,661	412,218
Vice President — Operations

(1)	Mr. Barnhart became an executive officer in December 2009.

(2)	The amounts reflected in this column are the aggregate grant date fair value for discretionary phantom unit grants made during the fiscal year, excluding the effect of estimated forfeitures.

(3)	Represents amounts earned under the Partnership’s Cash Incentive Compensation Plan. Please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards.”

(4)	Represents aggregate change in the actuarial present value of accumulated benefits under the Penreco Pension Plan. Please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Pension Benefits.”

(5)	The following table provides the aggregate “All Other Compensation” information for each of the named executive officers, except that it excludes perquisites or other personal benefits received by Mr. Grube, Mr. Murray, Mr. Moyes and Mr. Barnhart in 2009, as such amounts for these named executive officers were each less than $10,000 in aggregate.

	401(k) Plan					Long-Term
	Matching	Annual		Spousal	Club	Disability	Term Life
	Contributions	Physical	Vehicle	Travel	Membership	Insurance	Insurance	Total

F. William Grube	$14,129	$—	$—	$—	$—	$—	$1,004	$15,133
R. Patrick Murray, II	15,344	—	—	—	—	—	656	16,000
Allan A. Moyes, III	15,100	—	—	—	—	—	802	15,902
William A. Anderson	18,164	—	3,365	559	7,899	828	597	31,412
Jennifer G. Straumins	12,851	—	6,881	7,518	—	828	581	28,659
Timothy R. Barnhart	18,100	—	—	—	—	—	561	18,661

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards to our named executive officers for the year ended December 31, 2009:

						Grant
		Estimated Future Payouts Under			All Other	Date Fair
		Non-Equity			Unit Awards:	Value of
		Incentive Plan Awards			Number of	Unit
Name	Grant Date	Minimum	Target	Maximum	Units	Awards

F. William Grube		$222,300	$444,600	$889,200	—	$—
R. Patrick Murray, II		121,000	242,000	484,000
	1-22-09				2,000	23,020
	2-13-09				73	905
	5-15-09				79	897
	8-14-09				64	900
	11-13-09				52	893

					2,268	26,615
Allan A. Moyes III		148,200	296,400	592,800
	1-22-09				1,000	11,510
	2-13-09				36	446
	5-15-09				40	454
	8-14-09				32	450
	11-13-09				26	446

					1,134	13,306
William A. Anderson		110,000	220,000	440,000	—	—
Jennifer G. Straumins		107,250	214,500	429,000
	1-22-09				4,000	46,040
	2-13-09				145	1,798
	5-15-09				159	1,805
	8-14-09				128	1,800
	11-13-09				105	1,803

					4,537	53,246
Timothy R. Barnhart		122,500	245,000	367,500
	1-22-09				3,000	34,530
	2-13-09				109	1,352
	5-15-09				119	1,351
	8-14-09				96	1,350
	11-13-09				79	1,356

					3,403	39,939

The above table shows the ranges of potential cash incentive awards granted to executives under Calumet’s Cash Incentive Compensation Plan related to fiscal year 2009. For a description of this plan and available awards, please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.” Additionally, the above table reflects discretionary contributions made in fiscal year 2009 by the Partnership to certain executives based on their individual elections to defer all or a portion of their award, if any, under Calumet’s Cash Incentive Compensation Plan into the Calumet Executive Deferred Compensation Plan in its initial year of adoption. See “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan” for additional discussion of this plan.

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

	Cash Incentive Award Calculated as a
	Percentage of Base Salary
Incentive Level (1)	Minimum	Target	Stretch

1	50%	100%	200%
2	50%	100%	150%
3	20%	40%	80%
4	15%	30%	60%

(1)	Mr. Grube, Mr. Murray, Mr. Moyes, Mr. Anderson and Ms. Straumins participate in the Cash Incentive Plan at Incentive Level 1. Mr. Barnhart, along with certain other officers, participate in the Cash Incentive Plan at Incentive Level 2.

As recommended by the compensation committee and approved by the board of directors, for the 2010 fiscal year, Mr. Barnhart will also participate in the Cash Incentive Plan at Incentive Level 1.

Beginning with the 2009 fiscal year, participants in the Cash Incentive Plan are eligible to defer all or a portion of all of their award, if any, under the Cash Incentive Plan into the Calumet Executive Deferred Compensation Plan, which was adopted by the board of Directors on December 18, 2008 and effective as of January 1, 2009. See “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan” for additional discussion of this plan.

Description of Long-Term Incentive Plan

Following is a summary of the major terms and provisions of the Partnership’s Long-Term Incentive Plan:

General.  The Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 783,960 common units may be delivered pursuant to awards under the Plan, an aggregate of 107,032 of which have already been awarded to the non-employee directors and certain key employees, including certain of the named executive officers, of our general partner. Units withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards.

Restricted Units and Phantom Units.  A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the Plan to eligible individuals containing such terms, consistent with the Plan, as the compensation committee may determine, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control (as defined in the Plan) of us or our general partner, subject to any contrary provisions in the award agreement.

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

2009 Phantom Unit Program.  In addition to the features described above, potential awards under our 2009 Phantom Unit Program range from 1,800 to 10,800 phantom units for achievement of the target distributable cash flow goal and from 2,700 to 16,200 phantom units for achievement of the stretch distributable cash flow goal. Awards are not prorated for actual distributable cash flow that is achieved between the target and stretch levels. Phantom units that are granted are subject to a time-vesting requirement, whereby 25% of the units vest immediately at grant and the remainder vest ratably over three years on each December 31. At the election of the general partner, phantom unit awards may be settled in either cash or common units.

The following table summarizes the levels of phantom unit awards available to participants in the 2009 program:

	Phantom Unit Award
	Opportunity
Incentive Level (a)	Target	Stretch

1	10,800	16,200
2	7,200	10,800
3	5,400	8,100
4	3,600	5,400
5	1,800	2,700

(a)	Mr. Grube is the only employee and named executive officer who is eligible for a long-term unit-based award under Incentive Level 1. Mr. Moyes, Mr. Murray, Mr. Anderson and Ms. Straumins are the only employees and named executive officers who are eligible for a long-term unit-based award under Incentive Level 2. Mr. Barnhart, along with certain other key employees, participate in the program at Incentive Level 3, although for fiscal year 2010 Mr. Barnhart will be eligible for a long-term unit-based award under Incentive Level 2.

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

Description of Employment Agreement with F. William Grube

We have an employment agreement with F. William Grube, our chief executive officer and president, dated as of January 31, 2006 (the “Effective Date”). The term of the employment agreement is five years and expires on January 31, 2011 (the “Employment Period”), with automatic extensions of an additional twelve months added to the Employment Period beginning on the third anniversary of the Effective Date, and on every anniversary of the Effective Date thereafter, unless either party notifies the other of non-extension at least ninety days prior to any such anniversary date. As neither we nor Mr. Grube provided notice of a non-renewal of the agreement within the ninety day period prior to January 31, 2010, the effective term now extends to at least January 31, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers had the following outstanding equity awards at December 31, 2009.

Outstanding Equity Awards at December 31, 2009

	Unit Awards
	Number of Units	Market Value of
	That Have Not	Units That Have Not
Name	Vested	Vested (1)

F. William Grube	—	$—
R. Patrick Murray, II (2)	2,268	41,572
Allan A. Moyes III (3)	1,134	20,786
William A. Anderson	—	—
Jennifer G. Straumins (4)	4,537	83,163
Timothy R. Barnhart (5)	3,403	62,377

(1)	Market value of phantom units reported in these columns is calculated by multiplying the closing market price ($18.33) of our common units at December 31, 2009 (the last trading day of the fiscal year) by the number of units.

(2)	2,000 phantom units vest in 25% increments on January 22 of each year beginning on January 22, 2010; 73 phantom units vest in 25% increments on February 13 of each year beginning on February 13, 2010; 79 phantom units vest in 25% increments on May 15 of each year beginning on May 15, 2010; 64 phantom units vest in 25% increments on August 14 of each year beginning on August 14, 2010; and 52 phantom units vest in 25% increments on November 13 of each year beginning on November 13, 2010.

(3)	1,000 phantom units vest in 25% increments on January 22 of each year beginning on January 22, 2010; 36 phantom units vest in 25% increments on February 13 of each year beginning on February 13, 2010; 40 phantom units vest in 25% increments on May 15 of each year beginning on May 15, 2010; 32 phantom units vest in 25% increments on August 14 of each year beginning on August 14, 2010; and 26 phantom units vest in 25% increments on November 13 of each year beginning on November 13, 2010.

(4)	4,000 phantom units vest in 25% increments on January 22 of each year beginning on January 22, 2010; 145 phantom units vest in 25% increments on February 13 of each year beginning on February 13, 2010; 159 phantom units vest in 25% increments on May 15 of each year beginning on May 15, 2010; 128 phantom units vest in 25% increments on August 14 of each year beginning on August 14, 2010; and 105 phantom units vest in 25% increments on November 13 of each year beginning on November 13, 2010.

(5)	3,000 phantom units vest in 25% increments on January 22 of each year beginning on January 22, 2010; 109 phantom units vest in 25% increments on February 13 of each year beginning on February 13, 2010; 119 phantom units vest in 25% increments on May 15 of each year beginning on May 15, 2010; 96 phantom units vest in 25% increments on August 14 of each year beginning on August 14, 2010; and 79 phantom units vest in 25% increments on November 13 of each year beginning on November 13, 2010.

Options Exercises and Stock Vested

Our named executive officers exercised no options and had no unit awards vest during the year ended December 31, 2009.

Pension Benefits

			Present Value of
		Number of Years of	Accumulated	Payments During
Executive	Plan Name	Credited Service (1)	Benefits (2)	2009

Timothy R. Barnhart	Penreco Pension Plan	26.3205	$200,811	$—

(1)	Mr. Barnhart’s “Number of Years Credited Service” is computed using the same pension plan measurement dates used for our financial statement reporting purposes with respect to our audited consolidated financial statements for the 2009 fiscal year; a further description can be found in Note 15 to such statements included in this Form 10-K. This column contemplates Mr. Barnhart’s previous employment with Penreco, as well as our decision to freeze account benefit accumulation for all salaried participants, as of January 31, 2009.

(2)	In addition to the assumptions noted within Note 15 to our audited consolidated financial statements for the 2009 fiscal year, the assumptions used to calculate the amounts shown in the “Present Value of Accumulated Benefits” column above are as follows: (a) payments under the Pension Plan were assumed to begin for Mr. Barnhart at age 65; (b) the December 31, 2009 Financial Accounting Standards (“FAS”) disclosure discount rate of 6.04% was used; and (c) payments assumed to be made following age 65 were also discounted using the FAS disclosure mortality assumption (no mortality was assumed prior to age 65).

We acquired Penreco from ConocoPhillips and M.E. Zukerman Specialty Oil Corporation on January 3, 2008. In connection with this acquisition, we also took over the Penreco Pension Plan, a noncontributory defined benefit plan, in which both salaried and union employees were entitled to participate (the “Pension Plan”). However, while we agreed to maintain and continue administration of the Pension Plan, we froze the plan as in effect for salaried employees effective January 1, 2009. “Freezing” this portion of the Pension Plan meant that no more salaried employees are permitted to join the plan following this date, and the accounts of current participants are not permitted to accrue further benefits.

Mr. Timothy R. Barnhart, as a former salaried Penreco employee, participates in the Pension Plan. Salaried employees such as Mr. Barnhart were eligible to participate in the plan following one year of completed service. The Pension Plan is intended to provide a “normal” pension benefit to participants upon their “normal” retirement age of 65. A normal retirement benefit is equal to the greater of: (1) the sum of (a) one and one-sixth percent of the participant’s “final average compensation” multiplied by his years of service prior to 1974, plus (b) one and one-tenth of a participant’s “final average compensation” multiplied by his years of service after 1973, plus (c) five-tenths percent of the amount of the participant’s monthly “final average compensation” in excess of the participant’s final “covered compensation” in the year of retirement, multiplied by his years of service after 1973; or (2) $40 multiplied by a participant’s years of service; or (3) the accrued pension amount as determined under the terms of the Pension Plan as in effect on June 30, 2003. Once the greatest of these three options is determined, a normal pension will then be calculated by subtracting the pension benefit determined under two of the various superseded and prior plans, or the pension benefit as calculated under the union employee portion of the Pension Plan if the participant was previously a participant in that portion of the Pension Plan.

The “average final compensation” is the highest monthly “considered compensation” of a participant during the 60 consecutive months immediately prior to December 31, 2008. A participant’s “considered compensation” under the Pension Plan consists of all of the compensation actually provided to a participant in consideration of his performance of services to his employer that is considered taxable wages, excluding any compensation received from the exercise of stock options, from distributions of any other employee benefit plan accounts, or amounts paid by his employer for life insurance policies; this amount will be limited to $220,000 each year or such other amount as noted in Code section 401(a)(17)(B) for an applicable year. However, due to our freezing of benefits in 2008, no amount of compensation earned after December 31, 2008 shall be deemed “considered compensation” for purposes of the Pension Plan. “Covered compensation” under the Pension Plan means the average taxable wage base during the 35 years immediately prior to the date the participant reaches the social security retirement age.

Other than a “normal” retirement, there are various events that would require or allow the distribution of Pension Plan accounts. Participants may receive an “early” retirement benefit upon reaching the age of 55 but prior to reaching age 65. In the event that a participant suffers a “disability” prior to normal retirement, the participant will be eligible to receive a disability pension benefit upon reaching the age of 65. If a participant works past the age of 65, his Pension Plan benefit will not be calculated differently than if calculated at age 65. If a participant separates from service prior to retirement, the retirement benefit will be calculated based upon years of service completed at the separation date, although payments will not begin until the participant reaches a normal or early retirement age. As of December 31, 2009, Mr. Barnhart was not yet eligible to receive an “early” or a “normal” retirement benefit pursuant to the Pension Plan. Any participant in the Pension Plan as of December 31, 2008 was also considered fully vested in his or her account, thus Mr. Barnhart is 100% vested in all portions of his Pension Plan account.

A normal form of payment will be distributed in a monthly annuity payment, but a participant may also elect a different monthly benefit amount prior to normal retirement, which would allow the participant to receive a reduced pension amount while continuing to provide for a surviving spouse upon his death, known as a joint and survivor annuity benefit. This will typically provide a 50% benefit as a retirement benefit and 50% will be deferred until it is needed for surviving spouse support, although the participant and his spouse may make written elections to alter these percentages during the participant’s service.

Nonqualified Deferred Compensation

The Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) became effective as of January 1, 2009. The Deferred Compensation Plan is an unfunded arrangement intended to be exempt from the participation, vesting, funding and fiduciary requirements set forth in Title I of the Employee Retirement Income Security Act of 1974, as amended, and to comply with Section 409A. Our obligations under the Deferred Compensation Plan will be general unsecured obligations to pay deferred compensation in the future to eligible participants in accordance with the terms of the Deferred Compensation Plan from our general assets. The compensation committee of our general partner’s board of directors (the “Committee”) acts as the plan administrator.

	Nonqualified Deferred Compensation Table for 2009
	Executive	Company	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at end
Name	in 2009	in 2009 (1)	in 2009 (1)	Distributions	of 2009 (2)

F. William Grube	$—	$—	$—	$—	$—
R. Patrick Murray, II	—	23,020	3,595	—	41,572
Allan A. Moyes III	—	11,510	1,796	—	20,786
William A. Anderson	—	—	—	—	—
Jennifer G. Straumins	—	46,040	7,206	—	83,163
Timothy R. Barnhart	—	34,530	5,409	—	62,377

(1)	Company contributions in 2009 represent discretionary contributions made in the form of phantom unit grants on January 22, 2009 to certain of our named executive officers based on their individual elections to defer all or a portion of their award, if any, under Calumet’s Cash Incentive Compensation Plan related to the 2009 fiscal year into the Calumet Executive Deferred Compensation Plan. These amounts, which represent the fair value of the phantom units on the date of grant are included as compensation under “Stock Awards” in the Summary Compensation Table. Aggregate earnings in 2009 represent additional phantom units earned in the applicable named executive officer’s Deferred Compensation Plan account as phantom units granted under the aforementioned discretionary contribution on January 22, 2009 carry distribution equivalent rights (DERs). These amounts, which represent the fair value of the phantom units earned on the corresponding dates of the Partnership’s distributions to its unitholders in fiscal year 2009 subsequent to January 22, 2009, are included as compensation under “Unit Awards” in the Summary Compensation Table.

(2)	While the aggregate balance of each participant’s account at the end of the fiscal year is comprised of the phantom units subject to the company contributions as well as the phantom units attributable to aggregate earnings accumulated during the 2009 year, the dollar amount of each participant’s account as of December 31, 2009 was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 31, 2009, which was $18.33. The phantom units associated with each executives account as of December 31, 2009 were as follows: Mr. Murray, 2,268; Mr. Moyes, 1,134; Ms. Straumins, 4,537; and Mr. Barnhart, 3,403. Subject to the executive’s continued employment with us, these phantom units will become 25% vested on each anniversary of the date of the contribution, but such vesting applies to the number of phantom units credited to the participant’s account, and not the value of the account at any given time. The value of the executive’s accounts will fluctuate due to the fact that the value of their phantom units will track the value of our common units. Also, please keep in mind that the executive’s accounts are not currently fully vested; subject to the forfeiture provisions described below, these amounts do not reflect the payout amount that an executive would receive if he or she voluntarily left our service prior to vesting.

The named executive officers, as well as other officers and key employees, participate in the Deferred Compensation Plan by making an annual irrevocable election to defer all or a portion of their annual cash incentive award for the year. The deferred amounts will be credited to the participant’s accounts in the form of phantom units, and will receive DERs to be credited in the form of additional phantom units to the participant’s account. We have the discretion to make matching contributions of phantom units or purely discretionary contribution of phantom units, in amounts and at times as the Committee determines appropriate. For the 2009 year, the Committee authorized discretionary contributions to be made to the accounts of those participants, including certain of the name executive officers (with the exception of Mr. Grube, who did not receive such a contribution at the Committee’s discretion) based on their irrevocable election deferral level for the 2009 plan year in recognition of those employees willing to participate through deferral in the initial plan year. The Committee also authorized matching contributions of deferred amounts related to the 2009 fiscal year. For each equivalent three phantom units credited to a participant’s account at the time the 2009 cash incentive award would be payable during the first quarter of 2010, the Partnership will match with one additional phantom unit credited to the participant’s account. Participants will at all times be 100% vested in amounts they have deferred; however, amounts we have contributed may be subject to a vesting schedule, as determined appropriate by the Committee. The 2009 discretionary contributions authorized by the Committee and the matching contributions related to fiscal year 2009 will vest ratably over four years on each anniversary date of the grant or date of cash incentive award deferral, as applicable. The participant’s accounts are adjusted at least quarterly to determine the fair market value of our phantom units, as well as any DERs that may have been credited in that time period. Distributions from the Deferred Compensation Plan are payable on the earlier of the date specified by each participant and the participant’s termination of employment. Death, disability, normal retirement or our change of control (such term of which is linked to the same term within our Long-Term Incentive Plan) require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate any portion of a participant’s account that has not already become vested at that time. Benefits will be distributed to participants in the form of our common units, cash or a combination of common units and cash at the election of the Committee. In the event that accounts are paid in common units, such units will be distributed pursuant to our Long-Term Incentive Plan. Unvested portions of a participant’s account will be forfeited in the event that a distribution was due to a participant’s voluntary resignation or a termination for cause. To ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), distributions to participants that are considered “key employees” (as defined in Code Section 409A) may be delayed for a period of six months following such key employees’ termination of employment with the Partnership.

Potential Payments Upon Termination or Change in Control

Employment Agreement with F. William Grube

Following is a description of our obligations, including potential payments to Mr. Grube, upon termination of Mr. Grube’s employment under various termination scenarios. We have assumed for purposes of quantifying Mr. Grube’s potential payments that his termination occurred on December 31, 2009, and amounts are our best estimates as to the potential payout he would have received upon that date. The amounts Mr. Grube would receive upon an actual termination of employment could only be calculated with certainty upon a true termination of employment.

In consideration for any potential severance Mr. Grube may receive pursuant to his employment agreement, he will not compete or solicit our employees for a period of one year following a termination of employment. Prior to receipt of any potential severance payments or the acceleration of any outstanding equity awards, Mr. Grube will be required to sign, and not revoke, a full waiver and release in our favor. Following such release and waiver’s period of revocability, Mr. Grube will be eligible to receive payments as soon as administratively possible, though if Code Section 409A would subject Mr. Grube to additional taxes upon receipt of the payments, we will delay the payment of these amounts for a period of six months and provide for interest to accrue on such delayed amounts at the maximum nonusurious rate from the date of the originally scheduled payment date. Mr. Grube is also eligible to receive an additional sum from us in the event that any termination payments we provide to him are considered “parachute” payments pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”); this additional payment would equal the amount necessary to place Mr. Grube in the same after-tax position he would have been in absent the additional excise taxes imposed by Section 280G of the Code.

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

If Mr. Grube’s employment were to have been terminated on December 31, 2009, due to death or disability (as defined in the employment agreement), we estimate that the value of the payments and benefits described in clauses (a), (b), (c) and (d) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $264,451; and (d) $0, with an aggregate value of $264,451.

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

If Mr. Grube’s employment were to have been terminated by him for good reason or by us without cause on December 31, 2009, we estimate that the value of the payments and benefits described in clauses (a), (b), (c), (d) and (e) above he would have been eligible to receive is as follows: (a) $1,113,840 (or three times $371,280); (b) $0; (c) $0; (d) $264,451; and (e) $0, with an aggregate value of $1,378,291.

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

If Mr. Grube’s employment were to have terminated by him without good reason or by us for cause on December 31, 2009, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $0; (b) $0; (c) $264,451, with an aggregate value of $264,451.

Service Agreement with Allan A. Moyes III

Mr. Moyes’ Service Agreement will provide Mr. Moyes with certain continued health benefits following his termination of employment on December 31, 2010. Beginning January 1, 2011, we will cover or reimburse Moyes for the applicable premiums to continue health care benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (or “COBRA”) for the first 32 weeks following the termination of his employment, together with an additional cash payment in an amount necessary to put Mr. Moyes in the same after-tax position he would be in had he been covered under the plan as our employee. In exchange for our agreement regarding continued COBRA premiums, Mr. Moyes will sign a Reaffirmation Agreement, General Release, and a Covenant Not to Sue regarding any item related to Mr. Moyes separation from service, and he has agreed to keep all of our proprietary information and business knowledge confidential. The Service Agreement does not waive or cancel any vested retirement or pension benefit Mr. Moyes is entitled to under any other agreement or plan, and so we estimate that the only payment he will receive upon a separation from service pursuant solely to the Service Agreement would be related to the health insurance premiums in the amount of $13,614.

A termination for “Cause” under the Service Agreement would be (1) Mr. Moyes’ conviction or plea of guilty to any crime constituting a felony, or a crime involving moral turpitude, a controlled substance, or driving under the influence, (2) Mr. Moyes’ material breach of the Service Agreement, (3) Mr. Moyes’ materially disruptive conduct, (4) Mr. Moyes’ failure to meet performance goals, (5) insubordination, (6) any violation of the Company’s policies, its Code of Business Conduct and Ethics, its Insider Trading Policy or its Electronic Mail Usage and Public Internet Usage Policy, or (7) Mr. Moyes’ death or permanent disability. Mr. Moyes will be determined to have a permanent disability if he is unable to perform the essential functions of his position, with or without reasonable accommodation, for a period of ninety (90) consecutive days, or an aggregate of ninety (90) days in any twelve (12) month period.

Change of Control Pursuant to Long-Term Incentive Plan

Unless specifically provided otherwise in the named executive officer’s individual award agreement, upon a Change of Control all outstanding awards granted pursuant to the Long-Term Incentive Plan shall automatically vest and be payable at their maximum target level or become exercisable in full, as the case may be, or any restricted periods connected to the award shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level.

For purposes of the Long-Term Incentive Plan, a Change of Control shall be deemed to have occurred upon one or more of the following events: (i) any person or group, other than a person or group who is our affiliate, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of fifty percent (50%) or more of the voting power of our outstanding equity interests; (ii) a person or group, other than our general partner or one of our general partner’s affiliates, becomes our general partner; or (iii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of our assets or the assets of our general partner in one or more transactions to any person or group other than an a person or group who is our affiliate. However, in the event that an award is subject to Code Section 409A, a Change of Control shall have the same meaning as such term in the regulations or other guidance issued with respect to Code Section 409A for that particular award.

As of December 31, 2009, none of our named executive officers have received awards directly under the Long-Term Incentive Plan which could be accelerated upon a Change of Control, but please see the discussion below regarding the potential interaction between the Long-Term Incentive Plan and the Calumet Deferred Compensation Plan.

Termination or Change of Control of Deferred Compensation Plan Participants

The Calumet Deferred Compensation Plan (the “Deferred Plan”) provides the executives with the opportunity to defer a portion of their eligible compensation each year. At the time of their deferral election, the executive may choose a day in the future in which a payout from the plan will occur with regard to their vested account balance, or, if earlier, the payout of vested accounts will occur upon the executive’s termination from service for any reason. Despite the executive’s payout election date, however, the Deferred Plan accounts will also receive accelerated vesting and a pay out in the event of the executive’s termination from service due to death, disability or normal retirement, or upon the occurrence of a Change of Control.

A “disability” under the Deferred Plan means (i) a participant’s inability to engage in any substantial gainful activity by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, or (ii) the participant is, by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, receiving income replacement benefits for a period of not less than 3 months under one of our accident and health plans. A “normal retirement” means a participant’s termination of employment on or after the date that he or she reaches the age of 66.

There are various connections between the Deferred Plan and the Long-Term Incentive Plan. A “Change of Control” for the Deferred Plan shall have the same definition as that term within our Long-Term Incentive Plan noted above. Our Committee also has the discretion to pay Deferred Plan accounts in either cash or shares of our common units. In the event that a Deferred Plan account is settled in shares of our common units, those units will be issued pursuant to our Long-Term Incentive Plan. For purposes of this disclosure we have assumed that the Committee would determine to settle the Deferred Plan accounts solely in our common units, meaning that the amounts below would reflect the fair market value of common units that could be issued pursuant to Long-Term Incentive Plan in connection with a termination of employment or a Change of Control. Please note that our Committee’s decision regarding such a settlement could not be determined with any certainty until such an event actually occurred.

The following table discloses the amount each executive could receive as of December 31, 2009 under the Deferred Plan upon a termination of employment or a Change of Control:

	Potential Payments from the Deferred Plan (1)
		Termination due to
	Change of	Death, Disability or
Name	Control	Normal Retirement

F. William Grube	$—	$—
R. Patrick Murray, II	41,572	41,572
Allan A. Moyes III	20,786	20,786
William A. Anderson	—	—
Jennifer G. Straumins	83,163	83,163
Timothy R. Barnhart	62,377	62,377

(1)	All amounts assume that the executives received full vesting of the accounts due to the applicable termination or Change of Control event, and the value of all phantom units held in the Deferred Plan accounts was valued at our December 31, 2009 closing common unit price of $18.33. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s account until the first day of the seventh month following the applicable event requiring settlement of the Deferred Plan account.

Compensation of Directors

Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and committee meetings. Non-employee director compensation consists of the following:

•	an annual fee of $50,000, payable in quarterly installments;

•	an annual award of restricted or phantom units with a market value of approximately $40,000;

•	an audit committee chair annual fee of $8,000, payable in quarterly installments;

•	a non-chair audit committee member annual fee of $4,000, payable in quarterly installments;

•	all other committee chair annual fee of $5,000; and

•	all other committee member annual fee of $2,500, payable in quarterly installments.

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

The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2009:

	Director Compensation Table for 2009
	Fees Earned or	Unit
Name	Paid in Cash	Awards (2)	Total

Fred M. Fehsenfeld, Jr.	$50,000	$57,168	$107,168
James S. Carter	54,000	71,720	125,720
William S. Fehsenfeld	45,000	40,039	85,039
Robert E. Funk	51,500	70,651	122,151
Nicholas J. Rutigliano	45,000	68,930	113,930
George C. Morris III(1)	29,000	40,039	69,039

(1)	Mr. Morris was elected a director effective May 8, 2009 upon the retirement of Michael L. Smith.

(2)	The amount in this column includes annual phantom unit awards to all directors and phantom unit awards for those directors participating in the Deferred Compensation Plan in 2009 through deferral of fees earned.

Annual Phantom Unit Awards

On November 6, 2009, each non-employee director was granted 2,372 phantom units with a grant date fair value of $40,039. With respect to this award, 25% of the phantom units vested on December 31, 2009, entitling the director to common units, with an additional 25% vesting on December 31 of each of the three successive years. As of December 31, 2009, Messrs. F. Fehsenfeld, Carter, W. Fehsenfeld, Funk and Rutigliano had 4,565 unvested phantom units outstanding with a market value of $83,676 related to annual equity awards from 2007, 2008 and 2009. As of December 31, 2009, Mr. Morris had 1,779 unvested phantom units outstanding with a market value of $32,609 related to the annual equity award from 2009. Related to these annual equity awards made to non-employee directors, an aggregate of 24,604 phantom units with a market value of $450,991 were outstanding as of December 31, 2009.

Deferred Compensation Plan

Messrs. F. Fehsenfeld, Jr., Carter, Funk and Rutigliano each elected to defer all of their fees earned related to fiscal year 2009 into the Deferred Compensation Plan. These deferred amounts are credited to the participant’s account in the form of phantom units, and will receive DERs to be credited to the participant’s account in the form of additional phantom units on the corresponding dates of the Partnership’s distributions to its unitholders. In acknowledgment of their willingness to participate through deferral in the initial plan year, the Committee recommended and the board of directors approved a discretionary contribution to these participating directors (with the exception of Mr. F. Fehsenfeld, who did not receive such a contribution at the Committee’s discretion) through a grant of 1,000 phantom units in each participating director’s account on January 22, 2009. The phantom units granted as part of this discretionary contribution, and additional phantom units earned from the related DERs, will vest 25% each year for four years on each anniversary date of January 22, 2009. Also, the Committee recommended and the board of directors approved a matching contribution of one phantom unit for each equivalent three phantom units deferred for those fees earned related to fiscal year 2009. Phantom units credited to a participant’s account pursuant to matching contributions also carry DERs to be credited to the participant’s account in the form of additional phantom units. The matching contribution for each participant for fiscal year 2009 was made on a quarterly basis as of the date of the Partnership’s quarterly board meetings related to fiscal year 2009.

The following table summarizes grants of phantom units made to those directors participating in the Deferred Compensation Plan for fiscal year 2009. The fair value of such grants is calculated by multiplying the closing market price of our common units on the grant date by the number of units. Phantom units granted in 2009 under the Deferred Compensation Plan will vest in 25% increments on each anniversary date of the respective grant.

		All Other	Grant Date
	Grant	Unit Awards:	Fair Value of
Name	Date	Number of Units	Unit Awards

Fred M. Fehsenfeld, Jr.
	5-6-09	375	$4,538
	5-15-09	60	681
	8-4-09	265	4,539
	8-14-09	82	1,153
	11-3-09	287	4,535
	11-13-09	98	1,683

		1,167	17,129
James S. Carter
	1-22-09	1,000	11,510
	2-13-09	36	446
	5-6-09	402	4,864
	5-15-09	104	1,180
	8-4-09	284	4,865
	8-14-09	121	1,701
	11-3-09	308	4,866
	11-13-09	131	2,249

		2,386	31,681
Robert E. Funk
	1-22-09	1,000	11,510
	2-13-09	36	446
	5-6-09	385	4,659
	5-15-09	101	1,146
	8-4-09	272	4,659
	8-14-09	117	1,645
	11-3-09	295	4,366
	11-13-09	127	2,181

		2,333	30,612
Nicholas J. Rutigliano
	1-22-09	1,000	11,510
	2-13-09	36	446
	5-6-09	341	4,126
	5-15-09	95	1,078
	8-4-09	241	4,128
	8-14-09	107	1,504
	11-3-09	261	4,124
	11-13-09	115	1,975

		2,196	28,891

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are F. William Grube and Fred M. Fehsenfeld, Jr. Mr. Grube is our chief executive officer and president. Mr. F. Fehsenfeld, Jr. is the chairman of the board of directors of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence — Specialty Product Sales and Related Purchases and — Crude Oil Purchases” for descriptions of our transactions in fiscal year 2009 with certain entities related to Messrs. Grube and F. Fehsenfeld, Jr. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.

Report of the Compensation Committee for the Year Ended December 31, 2009

The compensation committee of our general partner has reviewed and discussed our Compensation Discussion and Analysis with management. Based upon such review, the related discussion with management and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that our Compensation Discussion and Analysis be included in the Partnership’s Form 10-K.

Members of the Compensation Committee:
Fred M. Fehsenfeld, Jr., Chairman
F. William Grube

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units as of February 25, 2010 held by:

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address for the beneficial owners listed below, other than The Heritage Group and Calumet, Incorporated, is 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana 46214.

					Percentage of
	Common	Percentage of		Subordinated	Subordinated	Percentage of
	Units	Common Units		Units	Units	Total Units
	Beneficially	Beneficially		Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned		Owned	Owned	Owned

The Heritage Group (1)	3,838,940	17.28%		8,028,593	61.45%	33.64%
Calumet, Incorporated (2)	591,886	2.66%		1,342,401	10.27%	5.48%
Janet K. Grube (3)	1,179,969	5.31%		2,676,173	20.48%	10.93%
F. William Grube	50,000		*	—	—%	*
Fred M. Fehsenfeld, Jr. (1)(2)(6)(7)	196,148		*	403,592	3.09%	1.70%
Allan A. Moyes III	14,413		*	—	—%	*
Timothy R. Barnhart	7,268		*	—	—%	*
Jennifer G. Straumins (8)	8,158		*	—	—%	*
R. Patrick Murray, II	8,579		*	—	—%	*
Robert M. Mills	289		*	—	—%	*
William A. Anderson (9)	10,680		*	—	—%	*
Jeffrey D. Smith	4,289		*	—	—%	*
James S. Carter	34,774		*	—	—%	*
William S. Fehsenfeld (1)(4)(7)	68,141		*	—	—%	*
Robert E. Funk	28,468		*	—	—%	*
Nicholas J. Rutigliano (1)(5)(7)	44,604		*	—	—%	*
George C. Morris III	20,438		*	—	—%	*
All directors and executive officers as a group (12 persons)	496,249	2.23%		403,592	3.09%	2.55%

*	= less than 1 percent.

(1)	Thirty grantor trusts indirectly own all of the outstanding general partner interests in The Heritage Group, an Indiana general partnership. The direct or indirect beneficiaries of the grantor trusts are members of the Fehsenfeld family. Each of the grantor trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr., Nicholas J. Rutigliano and William S. Fehsenfeld, who are directors of our general partner, disclaims beneficial ownership of all of the common and subordinated units owned by The Heritage Group, and none of these units are shown as being beneficially owned by such directors in the table above. The address for The Heritage Group is 5400 W. 86th St., Indianapolis, Indiana 46268. Of these common units, 367,197 are owned by The Heritage Group Investment Company, LLC (“Investment LLC”). Investment LLC is under common ownership with The Heritage Group. The Heritage Group, although not the owner of the common units, serves as the Manager of Investment LLC, and in that capacity has sole voting and dispositive power over the common units. The Heritage Group disclaims beneficial ownership of the common units owned by Investment LLC except to the extent of its pecuniary interest therein.

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

Calumet, Incorporated in excess of their respective pecuniary interests in such units. The address of Calumet, Incorporated is 5400 W. 86th St., Indianapolis, Indiana 46268.

(3)	Janet K. Grube’s holdings include common and subordinated units that are owned by two grantor retained annuity trusts for which Janet K. Grube, the spouse of F. William Grube, serves as sole trustee. Janet K. Grube and her two children are the beneficiaries of such trusts. Janet K. Grube’s holdings also include common and subordinated units owned by Janet K. Grube personally. F. William Grube has no voting or investment power over these units and disclaims beneficial ownership of all such units, and none of these units are shown as being beneficially owned by F. William Grube in the table above.

(4)	Includes common units that are owned by the spouse and children of William S. Fehsenfeld for which he disclaims beneficial ownership.

(5)	Includes common units that are owned by the spouse of Nicholas J. Rutigliano for which he disclaims beneficial ownership.

(6)	Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(7)	Does not include a total of 682,154 common units and 1,297,650 subordinated units owned by two trusts, the direct or indirect beneficiaries of which are members of the Fred M. Fehsenfeld, Jr. family. Each of the trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr., Nicholas J. Rutigliano and William S. Fehsenfeld, who are directors of our general partner, disclaims beneficial ownership of all of the common and subordinated units owned by the trusts, and none of these units are shown as being beneficially owned by such directors in the table above.

(8)	Includes common units that are owned by the children of Jennifer G. Straumins, for which she disclaims beneficial ownership.

(9)	Includes common units that are owned by the children of William A. Anderson, for which he disclaims beneficial ownership.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2009:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price	Equity Compensation
	Exercise of Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights(1)	and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	64,850	—	676,928

Total	64,850	$—	676,928

(1)	The Long-Term Incentive Plan contemplates the issuance or delivery of up to 783,960 common units to satisfy awards under the plan. The number of units presented in column (a) assumes that all outstanding grants will be satisfied by the issuance of new units or the purchase of existing units on the open market upon vesting. In fact, some portion of the phantom units may be settled in cash and some portion may be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under Column (c). For more information on our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to Item 11 “Executive and Director Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Distributions and Payments to Our General Partner and its Affiliates

Owners of our general partner and their affiliates own 6,086,951 common units and 13,066,000 subordinated units representing an aggregate 54.3% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and the incentive distribution rights. We will generally make cash distributions of 98% to the unitholders pro rata, including the affiliates of our general partner, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. Please refer to Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Market Information” for a summary of cash distribution levels of the Partnership during the year ended December 31, 2009.

Our general partner does not receive any management fee or other compensation for its management of our partnership; however, our general partner and its affiliates are reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner determines the expenses that are allocable to us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed.

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

Insurance Brokerage

Nicholas J. Rutigliano, a member of the board of directors of our general partner, founded and is the president of Tobias Insurance Group, Inc., a commercial insurance brokerage business, that has historically placed a portion of our insurance underwriting requirements, including our general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability. The total premiums paid by us through Mr. Rutigliano’s firm for 2009 were approximately $0.6 million and were related to our directors’ and officers’ liability insurance. We believe these premiums are comparable to the premiums we would pay for such insurance from a non-affiliated third party and we have assessed our other insurance brokerage options to confirm this belief. We have transitioned the majority of the aforementioned insurance underwriting requirements to a non-affiliated third party commercial insurance broker.

Crude Oil Purchases

We purchase a portion of our crude oil supplies from Legacy Resources Co., L.P. (“Legacy”), an exploration and production company owned in part by The Heritage Group, our chief executive officer and president, F. William Grube, and Jennifer G. Straumins, our executive vice president and chief operating officer. Mr. Grube and Ms. Straumins serve as members of the board of directors of Legacy. The total purchases made by us from Legacy Resources in 2009 were approximately $390.2 million, which represented purchases based upon standard index-based, market rates.

In May 2008, the Company began purchasing all of its crude oil requirements for its Princeton refinery on a just in time basis utilizing a market-based pricing mechanism from Legacy. Because Legacy is owned in part by one of the Company’s limited partners, an affiliate of our general partner, our chief executive officer and president, F. William Grube and our executive vice president and chief operating officer, Jennifer G. Straumins, the terms of the agreement were reviewed by the conflicts committee of the board of directors of the Company’s general partner, which consists entirely of independent directors. The conflicts committee approved the agreement after determining that the terms of the agreement are fair and reasonable to the Company. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company for the Princeton refinery is approximately 7,000 barrels per day.

On January 26, 2009, the Company entered into a Master Crude Oil Supply Agreement with Legacy. Under the agreement, Legacy may supply the Company’s Shreveport refinery with a portion of its crude oil requirements that are received via common carrier pipeline. Pricing for the crude oil purchased under each confirmation will be mutually agreed to by the parties and set forth in such confirmation and will include a market-based premium as determined and agreed to by the parties. The agreement was effective as of January 26, 2009 and will continue to be in effect until terminated by either party by written notice. Based on historical usage, the estimated volume of crude oil to be sold by Legacy and purchased by the Company under this Agreement is up to 15,000 barrels per day.

In September 2009, the Company entered into a Crude Oil Supply Agreement (the “Agreement”) with Legacy. Under the Agreement, Legacy supplies the Partnership’s Shreveport refinery with a portion of its crude oil requirements on a just in time basis utilizing a market-based pricing mechanism. The Master Crude Oil Purchase and Sale Agreement with Legacy Resources Co., L.P. , entered into in January 2009, is not currently in use.

Specialty Product Sales and Related Purchases

During 2009, we made ordinary course sales of certain specialty products to TruSouth Oil, LLC (“TruSouth”), a specialty petroleum packaging and distribution company owned in part by The Heritage Group, Calumet, Incorporated, Fred M. Fehsenfeld, Jr. (our chairman) as an individual, certain Fehsenfeld family trusts established where Mr. Fehsenfeld or his family members are the beneficiary, Janet K. Grube (the spouse of F. William Grube, our chief executive officer and president) individually, and certain Grube family trusts for which Janet K. Grube is sole trustee. The total sales made by us to TruSouth in 2009 were approximately $2.8 million. As of December 31, 2009 the balance due us from TruSouth related to these products sales was approximately $0.08 million. The total purchases made by us from TruSouth in 2009 for blending and packaging services were approximately $0.6 million. As of December 31, 2009 the balance due from us to TruSouth related to these purchases was approximately

$0.05 million. We believe that the product sales prices and credit terms offered to TruSouth are comparable to prices and terms offered to non-affiliated third party customers.

During 2009, we made ordinary course sales of certain specialty products to Johann Haltermann, Ltd. (“Haltermann”), a specialty chemical company owned in part by The Heritage Group and certain Grube family trusts for which Janet K. Grube is sole trustee. The total sales made by us to Haltermann in 2009 were approximately $0.4 million. As of December 31, 2009 there was an immaterial balance due us from Haltermann related to these products sales. We anticipate that we will continue to sell products to Haltermann in the future. We believe that the product sales prices and credit terms offered to Haltermann are comparable to prices and terms offered to non-affiliated third party customers.

Procedures for Review and Approval of Related Person Transactions

Effective February 9, 2007, to further formalize the process by which related person transactions are analyzed and approved or disapproved, the board of directors of our general partner has adopted the Calumet Specialty Products Partners, L.P. Related Person Transaction Policy (the “Policy”) to be followed in connection with all related person transactions (as defined by the Policy) involving the Partnership and its subsidiaries. The Policy was adopted to provide guidelines and procedures for the application of the partnership agreement to related person transactions and to further supplement the conflicts resolutions policies already set forth therein.

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

Please see Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.

Item 14.	Principal Accountant Fees and Services

The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2009 and 2008.

	Year Ended December 31,
	2009	2008

Audit fees	$1,515,000	$1,651,500
Audit-related fees	166,000	6,000
Tax fees	—	—
All other fees	—	—

Total	$1,681,000	$1,657,500

“Audit fees” above include those related to our annual audit, audits of our general partner, and quarterly review procedures.

“Audit-related fees” primarily relate to our public equity offering completed in December 2009.

“Tax fees” are related to tax processing as well as the preparation of Forms K-1 for our unitholders.

“All other fees” primarily consist of those associated with due diligence performed on our behalf and evaluating potential acquisitions.

Pre-Approval Policy

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

(a)(1) Consolidated Financial Statements

The consolidated financial statements of Calumet Specialty Products Partners, L.P. and Calumet GP, LLC are included in Part II, Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following documents are filed as exhibits to this Form 10-K:

Exhibit
Number		Description

2.1	—	Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on October 22, 2007 (File No 000-51734)).
3.1	—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.2	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.3	—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.4	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.5	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734)).
3.6	—	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No 000-51734)).
10.1	—	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet LP GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.2	—	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.3	—	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.4	—	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).

Exhibit
Number			Description

10.5		—	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, Bank of America, N.A. as agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Commission on January 10, 2008 (File No 000-51734)).
10.6		—	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.7		—	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.8		—	HDW Diesel Sale and Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.9		—	Amended Crude Oil Sale Contract, effective April 1, 2008, between Plains Marketing, L.P. and Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No 000-51734)).
10.10		—	Crude Oil Supply Agreement, dated as of April 30, 2008 and effective May 1, 2008, between Calumet Lubricants Co., Limited Partnership, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).
10.11		—	Amendment No. 1 to Crude Oil Supply Agreement, dated as of November 25, 2008 and effective October 1, 2008, between Calumet Lubricants Co., Limited Partnership, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 1, 2008 (File No 000-51734)).
10.12		—	Amendment No. 2 to Crude Oil Supply Agreement, dated as of April 20, 2009 and effective April 1, 2009, between Calumet Lubricants Co., Limited Partnership, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 22, 2009 (File No 000-51734)).
10	.13*	—	Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on December 22, 2008 (File No 000-51734).
10	.14*	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2009 (File No 000-51734)).
10.15		—	Master Crude Oil Purchase and Sale Agreement, effective as of January 26, 2009, between Calumet Shreveport Fuels, LLC, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 30, 2009 (File No 000-51734)).
10	.16*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.17		—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10	.18*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880)) filed with the Commission on November 16, 2005.

Exhibit
Number			Description

10	.19*	—	Amended and Restated Long-Term Incentive Plan, dated and effective January 22, 2009 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the Commission on March 4, 2009 (File No. 000-517347).
10.20		—	Crude Oil Supply Agreement, effective as of September 1, 2009, between Calumet Shreveport Fuels, LLC, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 4, 2009 (File No 000-51734)).
10	.21*	—	Professional Services and Transition Agreement, dated November 2, 2009, between Calumet GP, LLC and Allan A. Moyes III (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 6, 2009 (File No 000-51734)).
21.1		—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.01		—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1		—	Sarbanes-Oxley Section 302 certification of F. William Grube.
31.2		—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.
32.1		—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

*	Identifies management contract and compensatory plan arrangements.

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. William Grube F. William Grube	President, Chief Executive Officer and Director of Calumet GP, LLC (Principal Executive Officer)	Date: February 26, 2010

/s/ Jennifer G. Straumins Jennifer G. Straumins	Executive Vice President and Chief Operating Officer of Calumet GP, LLC	Date: February 26, 2010

/s/ R. Patrick Murray, II R. Patrick Murray, II	Vice President, Chief Financial Officer and Secretary of Calumet GP, LLC (Principal Accounting and Financial Officer)	Date: February 26, 2010

/s/ Fred M. Fehsenfeld, Jr. Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date: February 26, 2010

/s/ James S. Carter James S. Carter	Director of Calumet GP, LLC	Date: February 26, 2010

/s/ William S. Fehsenfeld William S. Fehsenfeld	Director of Calumet GP, LLC	Date: February 26, 2010

/s/ Robert E. Funk Robert E. Funk	Director of Calumet GP, LLC	Date: February 26, 2010

/s/ Nicholas J. Rutigliano Nicholas J. Rutigliano	Director of Calumet GP, LLC	Date: February 26, 2010

/s/ George C. Morris III George C. Morris III	Director of Calumet GP, LLC	Date: February 26, 2010

Index to Exhibits

Exhibit
Number		Description

2.1	—	Agreement with Respect to the Sale of Partnership Interests in Penreco, a Texas General Partnership, dated October 19, 2007, by and among ConocoPhillips Company and M.E. Zuckerman Specialty Oil Corporation, as Sellers, and Calumet Specialty Products Partners, L.P., as Purchaser (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on October 22, 2007 (File No 000-51734)).
3.1	—	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.2	—	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.3	—	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).
3.4	—	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
3.5	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No 000-51734)).
3.6	—	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No 000-51734)).
10.1	—	Credit Agreement dated as of January 3, 2008, by and among Calumet Lubricants Co., Limited Partnership, as Borrower, Calumet Specialty Products Partners, L.P., Calumet LP GP, LLC, Calumet Operating, LLC, and the Subsidiaries and Affiliates of the Borrower as Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent and Credit-Linked L/C Issuer and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.2	—	Amended and Restated ISDA Master Agreement and related Schedule and Credit Support Annex, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.3	—	Noncompetition Agreement, dated January 3, 2008, between ConocoPhillips Company and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.4	—	Noncompetition Agreement, dated January 3, 2008, between M.E. Zukerman Specialty Oil Corporation and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on January 9, 2008 (File No 000-51734)).
10.5	—	Sixth Amendment, dated as of January 3, 2008, to Credit Agreement dated as of December 9, 2005 among Calumet Lubricants Co., Limited Partnership and certain of its affiliates, including Calumet Specialty Products Partners, L.P., as Borrowers, Bank of America, N.A. as agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Commission on January 10, 2008 (File No 000-51734)).
10.6	—	LVT Unit Agreement, effective January 1, 2008, between ConocoPhillips Company and Calumet Penreco, LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.7	—	LVT Feedstock Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Exhibit
Number			Description

10.8		—	HDW Diesel Sale and Purchase Agreement, effective January 1, 2008, between ConocoPhillips Company, as Seller and Calumet Penreco, LLC, as Buyer (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on March 4, 2008 (File No 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.9		—	Amended Crude Oil Sale Contract, effective April 1, 2008, between Plains Marketing, L.P. and Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No 000-51734)).
10.10		—	Crude Oil Supply Agreement, dated as of April 30, 2008 and effective May 1, 2008, between Calumet Lubricants Co., Limited Partnership, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 (File No 000-51734)).
10.11		—	Amendment No. 1 to Crude Oil Supply Agreement, dated as of November 25, 2008 and effective October 1, 2008, between Calumet Lubricants Co., Limited Partnership, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 1, 2008 (File No 000-51734)).
10.12		—	Amendment No. 2 to Crude Oil Supply Agreement, dated as of April 20, 2009 and effective April 1, 2009, between Calumet Lubricants Co., Limited Partnership, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 22, 2009 (File No 000-51734)).
10	.13*	—	Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K) filed with the Commission on December 22, 2008 (File No 000-51734).
10	.14*	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2009 (File No 000-51734)).
10.15		—	Master Crude Oil Purchase and Sale Agreement, effective as of January 26, 2009, between Calumet Shreveport Fuels, LLC, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 30, 2009 (File No 000-51734)).
10	.16*	—	F. William Grube Employment Contract (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.17		—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10	.18*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-128880)).
10	.19*	—	Amended and Restated Long-Term Incentive Plan, dated and effective January 22, 2009 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the Commission on March 4, 2009 (File No. 000-517347).
10.20		—	Crude Oil Supply Agreement, effective as of September 1, 2009, between Calumet Shreveport Fuels, LLC, customer, and Legacy Resources Co., L.P., supplier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 4, 2009 (File No 000-51734)).
10	.21*	—	Professional Services and Transition Agreement, dated November 2, 2009, between Calumet GP, LLC and Allan A. Moyes III (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 6, 2009 (File No 000-51734)).
21.1		—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.01		—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1		—	Sarbanes-Oxley Section 302 certification of F. William Grube.
31.2		—	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.
32.1		—	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

*	Identifies management contract and compensatory plan arrangements.