Form 10-Q
period 2011-06-30
Calumet Specialty Products Partners, L.P.
filed 2011-08-08
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 8, 2011, there were 39,779,778 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2011

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of the required audits or required operational changes included in our settlement with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental and regulatory liabilities, (ii) our anticipated levels of use of derivatives to mitigate our exposure to crude oil price changes and fuel products price changes, (iii) the estimated purchase price, potential financing, closing timeline and all other discussion with respect to the Superior Acquisition (as defined in this Quarterly Report) and (iv) our ability to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, credit agreement covenants, contingencies and anticipated capital expenditures, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These statements discuss future expectations or state other “forward-looking” information and involve risks and uncertainties. When considering these forward-looking statements, unitholders should keep in mind the risk factors and other cautionary statements included in this Quarterly Report, our Quarterly Report filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2011 (our “2011 First Quarterly Report”) and in our Annual Report on Form 10-K filed with the SEC on February 22, 2011 (our “2010 Annual Report”). These risk factors and other factors noted throughout this Quarterly Report and in our 2010 Annual Report could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:
•	satisfaction of the conditions to the closing of the Superior Acquisition and the possibility that the Superior Acquisition will not close;

•	timing of the completion of the Superior Acquisition;

•	our ability to obtain additional financing to fund a portion of the Superior Acquisition and the final purchase price for the Superior Acquisition;

•	the overall demand for specialty hydrocarbon products, fuels and other refined products;

•	our ability to produce specialty products and fuels that meet our customers’ unique and precise specifications;

•	the impact of fluctuations and rapid increases or decreases in crude oil and crack spread prices, including the resulting impact on our liquidity;

•	the results of our hedging and other risk management activities;

•	our ability to comply with financial covenants contained in our debt instruments;

•	the availability of, and our ability to consummate, acquisition or combination opportunities and impact of any completed acquisitions;

•	labor relations;

•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit ratings and ability to receive open credit lines from our suppliers;

•	demand for various grades of crude oil and resulting changes in pricing conditions;

•	fluctuations in refinery capacity;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations, including guidance related to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	hurricane or other weather interference with business operations;

•	fluctuations in the debt and equity markets;

•	accidents or other unscheduled shutdowns; and

•	general economic, market or business conditions.
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

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$55	$37
Accounts receivable:
Trade	203,749	157,185
Other	2,436	776

	206,185	157,961
Inventories	258,665	147,110
Prepaid expenses and other current assets	3,656	1,909
Deposits	14,829	2,094

Total current assets	483,390	309,111
Property, plant and equipment, net	607,422	612,433
Goodwill	48,335	48,335
Other intangible assets, net	26,170	29,666
Other noncurrent assets, net	30,907	17,127

Total assets	$1,196,224	$1,016,672

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$236,169	$146,730
Accounts payable — related party	1,380	27,985
Accrued salaries, wages and benefits	7,975	7,559
Taxes payable	8,360	7,174
Other current liabilities	7,146	16,605
Current portion of long-term debt	942	4,844
Derivative liabilities	137,885	32,814

Total current liabilities	399,857	243,711
Pension and postretirement benefit obligations	8,426	9,168
Other long-term liabilities	1,069	1,083
Long-term debt, less current portion	428,440	364,431

Total liabilities	837,792	618,393
Commitments and contingencies (Note 4)
Partners’ capital:
Limited partners’ interest (39,779,778 units and 35,279,778 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	462,458	407,773
General partner’s interest	19,302	18,125
Accumulated other comprehensive loss	(123,328)	(27,619)

Total partners’ capital	358,432	398,279

Total liabilities and partners’ capital	$1,196,224	$1,016,672

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
Sales	$733,770	$514,652	$1,339,010	$999,269
Cost of sales	683,205	465,033	1,241,581	917,974

Gross profit	50,565	49,619	97,429	81,295

Operating costs and expenses:
Selling, general and administrative	10,467	8,321	20,995	15,491
Transportation	22,691	19,956	45,766	40,202
Taxes other than income taxes	1,203	1,098	2,563	2,123
Insurance recoveries	(7,910)	—	(8,698)	—
Other	703	480	1,238	808

Operating income	23,411	19,764	35,565	22,671

Other income (expense):
Interest expense	(10,544)	(7,277)	(18,025)	(14,711)
Debt extinguishment costs	(15,130)	—	(15,130)	—
Realized loss on derivative instruments	(2,370)	(5,297)	(1,984)	(5,858)
Unrealized loss on derivative instruments	(3,124)	(8,008)	(3,541)	(15,766)
Other	274	9	103	(50)

Total other expense	(30,894)	(20,573)	(38,577)	(36,385)

Net loss before income taxes	(7,483)	(809)	(3,012)	(13,714)
Income tax expense	168	98	438	260

Net loss	$(7,651)	$(907)	$(3,450)	$(13,974)

Allocation of net loss:
Net loss	$(7,651)	$(907)	$(3,450)	$(13,974)
Less:
General partner’s interest in net loss	(153)	(18)	(69)	(279)
Holders of incentive distribution rights	—	—	—	—

Net loss attributable to limited partners	$(7,498)	$(889)	$(3,381)	$(13,695)

Weighted average limited partner units outstanding — basic and diluted	39,886	35,359	38,373	35,355

Limited partners’ interest basic and diluted net loss per unit	$(0.19)	$(0.03)	$(0.09)	$(0.39)

Cash distributions declared per limited partner unit	$0.495	$0.455	$0.97	$0.91

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners’ Capital
	Comprehensive	General	Limited Partners
	Loss	Partner	Common	Subordinated	Total
	(In thousands)
Balance at December 31, 2010	$(27,619)	$18,125	$390,843	$16,930	$398,279
Distributions to partners	—	(724)	(29,393)	(6,141)	(36,258)
Subordinated unit conversion	—	—	10,789	(10,789)	—
Comprehensive loss:
Net loss	—	(69)	(3,381)	—	(3,450)
Cash flow hedge loss reclassified to net loss	46,944	—	—	—	46,944
Change in fair value of cash flow hedges	(142,775)	—	—	—	(142,775)
Defined benefit pension and retiree health benefit plans	122	—	—	—	122

Comprehensive loss					(99,159)
Proceeds from public equity offering, net	—	—	92,290	—	92,290
Contribution from Calumet GP, LLC	—	1,970	—	—	1,970
Units repurchased for phantom unit grants	—	—	(620)	—	(620)
Issuance of phantom units	—	—	648	—	648
Amortization of vested phantom units	—	—	1,282	—	1,282

Balance at June 30, 2011	$(123,328)	$19,302	$462,458	$—	$358,432

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Operating activities
Net loss	$(3,450)	$(13,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,964	29,502
Amortization of turnaround costs	5,746	4,100
Non-cash interest expense	1,655	1,906
Non-cash debt extinguishment costs	14,401	—
Provision for doubtful accounts	255	(91)
Unrealized loss on derivative instruments	3,541	15,766
Other non-cash activities	338	1,114
Changes in assets and liabilities:
Accounts receivable	(48,479)	(27,323)
Inventories	(111,555)	(9,583)
Prepaid expenses and other current assets	(1,747)	(1,324)
Derivative activity	5,699	1,443
Turnaround costs	(7,501)	(8,548)
Deposits	(12,735)	3,589
Accounts payable	62,834	48,584
Accrued salaries, wages and benefits	383	(603)
Taxes payable	1,186	166
Other liabilities	(9,473)	(2,143)
Pension and postretirement benefit obligations	(620)	(14)

Net cash provided by (used in) operating activities	(70,558)	42,567
Investing activities
Additions to property, plant and equipment	(20,635)	(17,017)
Proceeds from insurance recoveries — equipment	1,942	—
Proceeds from sale of equipment	130	121

Net cash used in investing activities	(18,563)	(16,896)
Financing activities
Proceeds from borrowings — revolving credit facility	692,543	489,489
Repayments of borrowings — revolving credit facility	(675,285)	(480,249)
Repayments of borrowings — term loan credit facility	(367,385)	(1,925)
Payments on capital lease obligations	(534)	(743)
Proceeds from equity offering, net	92,290	793
Proceeds from senior notes offering	400,000	—
Debt issuance costs	(17,582)	—
Contribution from Calumet GP, LLC	1,970	18
Common units repurchased for vested phantom unit grants	(620)	(248)
Distributions to partners	(36,258)	(32,788)

Net cash provided by (used in) financing activities	89,139	(25,653)

Net increase in cash and cash equivalents	18	18
Cash and cash equivalents at beginning of period	37	49

Cash and cash equivalents at end of period	$55	$67

Supplemental disclosure of cash flow information
Interest paid	$11,830	$13,074
Income taxes paid	$116	$89

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Description of the Business
     Calumet Specialty Products Partners, L.P. (the “Company”) is a Delaware limited partnership. The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of June 30, 2011, the Company had 39,779,778 common units and 811,832 general partner units outstanding. The number of common units outstanding includes 13,066,000 common units that converted from subordinated units on February 16, 2011. There are no longer any subordinated units outstanding. Refer to Note 9 for additional information. The general partner owns 2% of the Company while the remaining 98% is owned by limited partners. The Company is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, waxes and fuels. The Company owns facilities located in Shreveport, Louisiana (“Shreveport”); Princeton, Louisiana (“Princeton”); Cotton Valley, Louisiana (“Cotton Valley”); Karns City, Pennsylvania (“Karns City”) and Dickinson, Texas (“Dickinson”) and a terminal located in Burnham, Illinois (“Burnham”).
     The unaudited condensed consolidated financial statements of the Company as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2010 Annual Report. The Company issued these unaudited condensed consolidated financial statements by filing them with the SEC and has evaluated subsequent events up to the time of filing. Refer to Note 15 for additional information on these subsequent events.
2. New Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” ( “ASU 2010-06”), which amends ASC No. 820, “Fair Value Measurements and Disclosures” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years (including interim periods) beginning after December 15, 2010. Effective January 1, 2010, the Company adopted ASU 2010-06 standard relating to disclosures about transfers in and out of Level 1 and 2 and the inputs and valuation techniques used to measure fair value. Effective January 1, 2011, the Company adopted ASU 2010-06 standard relating to the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The Company is in process of evaluating the impact of the adoption of ASU 2011-04 on the Company’s financial statements.

     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of partners’ capital. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.
3. Inventories
     The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value.
     Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$82,301	$12,885
Work in process	59,807	49,006
Finished goods	116,557	85,219

	$258,665	$147,110

     The replacement cost of these inventories, based on current market values, would have been $85,775 and $55,855 higher as of June 30, 2011 and December 31, 2010, respectively. For the three and six months ended June 30, 2011 and 2010, the Company recorded $0 and $883, respectively, of gains in cost of sales in the unaudited condensed consolidated statements of operations due to the liquidation of lower cost inventory layers.
4. Commitments and Contingencies
     From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxation and regulatory authorities, such as the LDEQ, the U.S. Environmental Protection Agency (“EPA”), the Internal Revenue Service and the Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of the Company’s business. In addition, the Company has property, business interruption, general liability and various other insurance policies that may result in certain losses or expenditures being reimbursed to the Company.
Insurance Recoveries
     During the second quarter, the Company reached a final settlement of its insurance claim related to the failure of an environmental operating unit at its Shreveport refinery in 2010, resulting in a gain of $7,910 recorded in the second quarter of 2011. This claim related to both property damage and business interruption. Recoveries of $1,942 related to property damage have been reflected within investing activities (with the remainder in operating activities) in the unaudited condensed consolidated statement of cash flows.
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
     Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. The Company incurred approximately $261 of such capital expenditures at its Cotton Valley refinery during the first six months of 2011 and estimates that it will incur another $489 of capital expenditures at its Cotton Valley refinery during the remainder of 2011 in connection with these activities. The Company incurred approximately $541 of such capital expenditures at its Cotton Valley refinery during 2010.
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
     Beginning in February 2010, OSHA conducted an inspection of the Shreveport refinery’s process safety management program under OSHA’s National Emphasis Program, which is targeting all U.S. refineries for review. On August 19, 2010, OSHA issued a Citation and Notification of Penalty (the “Shreveport Citation”) to the Company as a result of the Shreveport inspection, which included a proposed civil penalty amount of $173. The Company contested the Shreveport Citation and associated penalty amount and agreed to a final penalty amount of $119 that was paid in January 2011. Similarly, OSHA conducted an inspection of the Cotton Valley refinery’s process safety management program under OSHA’s National Emphasis Program in the first quarter of 2011. On March 14, 2011, OSHA issued a Citation and Notification of Penalty (the “Cotton Valley Citation”) to the Company as a result of the Cotton Valley inspection, which included a proposed penalty amount of $208. The Company has contested the Cotton Valley Citation and associated penalties and is currently in negotiations with OSHA to reach a settlement allowing an extended abatement period for a new refinery flare system study and for completion of facility siting modifications, including relocation and hardening of structures.
Standby Letters of Credit
     The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of June 30, 2011 and December 31, 2010, the Company had outstanding standby letters of credit of $179,473 and $90,725, respectively, under its senior secured revolving credit facility (the “revolving credit facility”), which was amended and restated on June 24, 2011. Refer to Note 5 for additional information. The maximum amount of letters of credit the Company can issue at June 30, 2011 is limited to its borrowing capacity under its revolving credit facility or $550,000, whichever is lower. At December 31, 2010, the limitation was the lower of the Company’s borrowing capacity or $375,000. As of June 30, 2011 and December 31, 2010, the Company had availability to issue letters of credit of $194,668 and $145,454, respectively, under its revolving credit facility. As discussed in Note 5, as of June 30, 2011 the outstanding standby letters of credit issued under the revolving credit facility included a $25,000 letter of credit to support a portion of its fuel products hedging program.

5. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
Borrowings under senior secured first lien term loan with third-party lenders, extinguished in 2011	$—	$367,385
Borrowings under senior secured revolving credit agreement with third-party lenders, amended and restated in June 2011	—	10,832
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest at prime plus 1.25% (4.50% at June 30, 2011), interest payments monthly, borrowings due June 2016	28,090	—
Borrowings under 2019 Notes, interest at a fixed rate of 9.375% at June 30, 2011, interest payments semiannually, borrowings due May 2019, effective interest rate of 9.95% for the quarter ended June 30, 2011	400,000	—
Capital lease obligations, at various interest rates, interest and principal payments quarterly through November 2013	1,292	1,781
Less unamortized discount on senior secured first lien term loan with third-party lenders, extinguished in 2011	—	(10,723)

Total long-term debt	429,382	369,275
Less current portion of long-term debt	942	4,844

	$428,440	$364,431

     During the quarter ended June 30, 2011, the Company restructured the majority of its outstanding long-term debt. The Company issued $400,000 in aggregate principal amount 9 3/8% senior notes due May 1, 2019 (the “2019 Notes”), amended its then current senior secured revolving credit agreement to allow for the issuance of the 2019 Notes, and used the majority of the proceeds from the 2019 Notes to repay borrowings under, and subsequently extinguish, the senior secured first lien term loan. The Company also amended certain of its master derivative contracts and entered into a collateral sharing agreement with its hedging counterparties. Further, the Company amended and restated its revolving credit agreement to increase the credit facility from $375,000 to $550,000, as well as amend covenants and contractual terms. Each of these activities is discussed in further detail in the following paragraphs.
9 3/8% Senior Notes
     On April 21, 2011, the Company issued and sold the 2019 Notes in a private placement pursuant to Rule 144A under the Securities Act to eligible purchasers. The 2019 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Company received proceeds of $389,038 net of underwriters’ fees and expenses, which the Company used to repay in full borrowings outstanding under its existing senior secured first lien term loan, as well as all accrued interest and fees, and for general partnership purposes. Interest on the 2019 Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The 2019 Notes will mature on May 1, 2019, unless redeemed prior to maturity. The 2019 Notes are guaranteed on a senior unsecured basis by all of the Company’s operating subsidiaries and the Company’s future operating subsidiaries.
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
     In connection with the notes offering on April 21, 2011, the Company’s then current senior secured revolving credit agreement was amended on April 15, 2011, to among other things, (i) permit the issuance of the 2019 Notes; (ii) upon consummation of the issuance of the 2019 Notes and the termination of the senior secured first lien credit agreement, release the revolving credit facility lenders’ second priority lien on the collateral securing the senior secured first lien credit facility; and (iii) change the interest rate pricing on the revolving credit facility.
Registration Rights Agreement
     On April 21, 2011, in connection with the issuance and sale of the 2019 Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers of the 2019 Notes obligating the Company to use reasonable best efforts to file an exchange registration statement with the SEC, so that holders of the 2019 Notes can offer to exchange the 2019 Notes issued in the April 2011 offering for registered notes having substantially the same terms as the 2019 Notes and evidencing the same indebtedness as the 2019 Notes. The Company must use reasonable best efforts to cause the exchange offer registration statement to become effective by April 20, 2012 and remain effective until 180 days after the closing of the exchange. Additionally, the Company has agreed to commence the exchange offer promptly after the exchange offer registration statement is declared effective by the SEC and use reasonable best efforts to complete the exchange offer not later than 60 days after such effective date. Under certain circumstances, in lieu of a registered exchange offer, the Company must use reasonable best efforts to file a shelf registration statement for the resale of the 2019 Notes. If the Company fails to satisfy these obligations on a timely basis, the annual interest borne by the 2019 Notes will be increased by up to 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective.
Senior Secured First Lien Credit Agreement
     The Company’s $435,000 senior secured first lien credit facility (the “term loan facility”) included a $385,000 term loan and a $50,000 prefunded letter of credit facility to support crack spread hedging. The Company extinguished this facility on April 21, 2011 in connection with the issuance and sale of the 2019 Notes, as further discussed above. The term loan bore interest at a rate equal to (i) with respect to a LIBOR Loan, the LIBOR Rate (as defined in the senior secured first lien credit agreement) plus 400 basis points and (ii) with respect to a Base Rate Loan, the Base Rate (as defined in the senior secured first lien credit agreement) plus 300 basis points. At December 31, 2010, the term loan bore interest at 4.29%. Please refer to “Amendments to Master Derivative Contracts” below for information on termination of the $50,000 prefunded letter of credit to support crack spread hedging.

     Lenders under the term loan facility generally had a first priority lien on the Company’s fixed assets and a second priority lien on its cash, accounts receivable, inventory and certain other personal property. The term loan facility required quarterly principal payments of $963 through September 30, 2014, with the remaining balance due at maturity on January 3, 2015.
     On April 21, 2011, the Company used approximately $369,486 of the net proceeds from the issuance and sale of the 2019 Notes to repay in full its term loan, as well as accrued interest and fees, and terminated the entire senior secured first lien credit facility, including the term loan and $50,000 prefunded letter of credit. The Company did not incur any material early termination penalties in connection with its termination of the senior secured first lien credit facility. Further, in the second quarter of 2011 the Company recorded approximately $15,130 of extinguishment charges related to the writeoff of the unamortized debt issuance costs and the unamortized discount associated with the term loan.
Amendments to Master Derivative Contracts
     In connection with the termination of the term loan facility and the amendment of the senior secured revolving credit agreement, on April 21, 2011, the Company entered into amendments to certain of the Company’s master derivatives contracts (“Amendments”) to provide new credit support arrangements to secure the Company’s payment obligations under these contracts following the termination of the term loan facility and the amendment and restatement of the senior secured revolving credit agreement. Under the new credit support arrangements, the Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company also issued to one counterparty a $25,000 standby letter of credit under the amended and restated senior secured revolving credit facility to replace a prefunded $50,000 letter of credit previously issued under the senior secured first lien credit facility. In the event that such counterparty’s exposure to the Company exceeds $150,000, the Company will be required to post additional collateral support in the form of either cash or letters of credit with the counterparty to enter into additional crack spread hedges. In addition to the $25,000 standby letter of credit posted to one counterparty, as of June 30, 2011 the Company had cash collateral posted with another counterparty of $11,900. The Company’s master derivatives contracts continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
     In connection with the Amendments, on April 21, 2011, the Company entered into a collateral sharing agreement among each of its secured hedging counterparties and an administrative agent for the benefit of the secured hedging counterparties, which governs how the secured hedging counterparties will share collateral pledged as security for the payment obligations owed by the Company to the secured hedging counterparties under their respective master derivatives contracts. Subject to certain conditions set forth in the collateral trust agreement, the Company has the ability to add secured hedging counterparties thereto.
Amended and Restated Senior Secured Revolving Credit Agreement
     On June 24, 2011, the Company entered into an amended and restated senior secured revolving credit agreement which increased the maximum availability of credit from $375,000 to $550,000, subject to borrowing base limitations, and includes a $300,000 incremental uncommitted expansion feature. The revolving credit agreement, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, matures in June 2016 and currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. As of June 30, 2011, the margin was 125 basis points for prime and 250 basis points for LIBOR; however the margin fluctuates quarterly based on the Company’s average availability for additional borrowings under the revolving credit agreement in the preceding calendar quarter as follows:

Quarterly Average	Margin on Base Rate	Margin on LIBOR
Availability Percentage	Revolving Loans	Revolving Loans
≥ 66%	1.00%	2.25%
≥ 33% and < 66%	1.25%	2.50%
< 33%	1.50%	2.75%
     The borrowing capacity at June 30, 2011 under the revolving credit facility was $402,231. As of June 30, 2011, the Company borrowed $28,090, leaving $194,668 available for additional borrowings based on collateral and specified availability limitations. The lenders under the revolving credit agreement have a first priority lien on the Company’s cash, accounts receivable, inventory and certain other personal property.
     In addition, the amended and restated senior secured revolving credit agreement contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments;

redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the amended and restated senior secured revolving credit agreement contains one springing financial covenant which provides that only if the Company’s availability under the amended and restated senior secured revolving credit agreement falls below the greater of (i) 12.5% of the lesser of (a) the Borrowing Base (as defined in the credit agreement) (without giving effect to the LC Reserve (as defined in the credit agreement)) and (b) the credit agreement commitments then in effect and (ii) $30,000, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0.
     As of June 30, 2011, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2011	$505
2012	551
2013	236
2014	—
2015	—
Thereafter	428,090

Total	$429,382

6. Derivatives
     The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. The Company employs various hedging strategies, which are further discussed below. The Company does not hold or issue derivative instruments for trading purposes.
     The Company recognizes all derivative instruments at their fair values (see Note 8) as either assets or liabilities on the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company recorded the following derivative assets and liabilities at their fair values as of June 30, 2011 and December 31, 2010:

	Derivative Assets		Derivative Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$—	$—	$126,090	$134,916
Gasoline swaps	—	—	(12,815)	(14,149)
Diesel swaps	—	—	(75,698)	(53,744)
Jet fuel swaps	—	—	(173,134)	(96,556)
Interest rate swaps:	—	—	—	(2,681)

Total derivative instruments designated as hedges	—	—	(135,557)	(32,214)

Derivative instruments not designated as hedges:
Fuel products segment:
Jet fuel crack spread collars (1)	—	—	—	20
Specialty products segment: (2)
Crude oil collars	—	—	—	—
Natural gas swaps	—	—	—	—
Crude oil swaps	—	—	—	662
Interest rate swaps: (3)	—	—	(2,328)	(1,282)

Total derivative instruments not designated as hedges	—	—	(2,328)	(600)

Total derivative instruments	$—	$—	$(137,885)	$(32,814)

(1)	The Company entered into jet fuel crack spread collars, which do not qualify for hedge accounting, to economically hedge its exposure to changes in the jet fuel crack spread.

(2)	The Company enters into combinations of crude oil options and swaps and natural gas swaps to economically hedge its exposures to price risk related to these commodities in its specialty products segment. The Company has not designated these derivative instruments as hedges.

(3)	The Company refinanced its long-term debt in April 2011 and, as a result, all of its interest rate swaps that were designated as a cash flow hedge for the interest payments under the previous debt agreement are no longer designated as hedges.
     To the extent a derivative instrument is determined to be effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive loss, a component of partners’ capital in the condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the unaudited condensed consolidated statements of operations. The Company accounts for certain derivatives hedging purchases of crude oil and natural gas, sales of gasoline, diesel and jet fuel and the payment of interest as cash flow hedges. The derivatives hedging sales and purchases are recorded to sales and cost of sales, respectively, in the unaudited condensed consolidated statements of operations upon recording the related hedged transaction in sales or cost of sales. The derivatives designated as hedging payments of interest are recorded in interest expense in the unaudited condensed consolidated statements of operations upon payment of interest. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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

     The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital as of, and for the three months ended, June 30, 2011 and 2010 related to its derivative instruments that were designated as cash flow hedges:

			Amount of (Gain)
	Amount of Gain (Loss)		Loss Reclassified
	Recognized in		from Accumulated
	Accumulated Other		Other Comprehensive			Amount of Gain (Loss)
	Comprehensive Loss		Loss into			Recognized in Net
	on Derivatives		Net Loss			Loss on Derivatives
	(Effective Portion)		(Effective Portion)			(Ineffective Portion)
	Three Months Ended		Location of	Three Months Ended			Three Months Ended
	June 30,		(Gain)	June 30,		Location of Gain	June 30,
Type of Derivative	2011	2010	Loss	2011	2010	(Loss)	2011	2010
Fuel products segment:
Crude oil swaps	$(75,758)	$(95,836)	Cost of sales	$(39,333)	$(18,178)	Unrealized/ Realized	$(1,716)	$(3,500)
Gasoline swaps	1,374	25,491	Sales	12,576	5,874	Unrealized/ Realized	(878)	(3,016)
Diesel swaps	27,530	41,122	Sales	25,074	10,002	Unrealized/ Realized	19	(43)
Jet fuel swaps	31,169	24,847	Sales	29,113	—	Unrealized/ Realized	(1,128)	166
Specialty products segment:
Crude oil collars	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Crude oil swaps	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Natural gas swaps	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Interest rate swaps:	1,634	(449)	Interest expense	—	511	Unrealized/ Realized	—	—

Total	$(14,051)	$(4,825)		$27,430	$(1,791)		$(3,703)	$(6,393)

     The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital for the three months ended June 30, 2011 and 2010 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in		Recognized
	Realized Loss on		in Unrealized Loss on
	Derivatives		Derivatives
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Type of Derivative	2011	2010	2011	2010
Fuel products segment:
Crude oil swaps	$—	$(2,155)	$—	$5,366
Gasoline swaps	—	3,709	—	(7,161)
Diesel swaps	—	(325)	—	325
Jet fuel swaps	—	—	—	—
Jet fuel collars	—	—	—	(162)
Specialty products segment:
Crude oil collars	—	(2,188)	—	(2,245)
Crude oil swaps	—	(1,686)	—	(298)
Natural gas swaps	—	—	—	(76)
Interest rate swaps:	(553)	(205)	(1,238)	189

Total	$(553)	$(2,850)	$(1,238)	$(4,062)

     The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital as of, and for the six months ended, June 30, 2011 and 2010 related to its derivative instruments that were designated as cash flow hedges:

			Amount of (Gain)
	Amount of Gain (Loss)		Loss Reclassified
	Recognized in		from Accumulated
	Accumulated Other		Other Comprehensive			Amount of Gain (Loss)
	Comprehensive Loss		Loss into			Recognized in Net
	on Derivatives		Net Loss			Loss on Derivatives
	(Effective Portion)		(Effective Portion)			(Ineffective Portion)
	Six Months Ended		Location of	Six Months Ended			Six Months Ended
	June 30,		(Gain)	June 30,		Location of Gain	June 30,
Type of Derivative	2011	2010	Loss	2011	2010	(Loss)	2011	2010
Fuel products segment:
Crude oil swaps	$61,188	$(79,355)	Cost of sales	$(58,434)	$(35,686)	Unrealized/ Realized	$(497)	$(9,973)
Gasoline swaps	(17,736)	19,650	Sales	18,815	11,058	Unrealized/ Realized	(1,339)	(4,551)
Diesel swaps	(68,792)	32,556	Sales	43,187	15,810	Unrealized/ Realized	(538)	(1,224)
Jet fuel swaps	(119,414)	17,623	Sales	42,674	—	Unrealized/ Realized	(1,604)	166
Specialty products segment:
Crude oil collars	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Crude oil swaps	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Natural gas swaps	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Interest rate swaps:	1,979	(1,398)	Interest expense	702	1,297	Unrealized/ Realized	—	—

Total	$(142,775)	$(10,924)		$46,944	$(7,521)		$(3,978)	$(15,582)

     The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital for the six months ended June 30, 2011 and 2010 related to its derivative instruments not designated as cash flow hedges:

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in		Recognized
	Realized Loss on		in Unrealized Loss
	Derivatives		on Derivatives
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative	2011	2010	2011	2010
Fuel products segment:
Crude oil swaps	$—	$(4,390)	$—	$6,938
Gasoline swaps	—	7,103	—	(9,203)
Diesel swaps	—	(650)	—	650
Jet fuel swaps	—	—	—	—
Jet fuel collars	(562)	—	543	(288)
Specialty products segment:
Crude oil collars	—	(2,959)	—	(1,268)
Crude oil swaps	932	(1,662)	(662)	(247)
Natural gas swaps	—	(35)	—	(76)
Interest rate swaps:	(752)	(405)	(1,046)	450

Total	$(382)	$(2,998)	$(1,165)	$(3,044)

     The cash flow impact of the Company’s derivative activities is classified as a change in derivative activity in the operating activities section in the unaudited condensed consolidated statements of cash flows.
     The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company executes all of its derivative instruments with large financial institutions that have ratings of at least A2 and A by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its contracts with these counterparties. No such collateral was held by the Company as of June 30, 2011 or December 31, 2010. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in deposits, on the Company’s condensed consolidated balance sheets and not netted against derivative assets or liabilities. As of June 30, 2011, the Company had provided its counterparties with $11,900 cash collateral above the $25,000 letter of credit provided to one counterparty to support crack spread hedging. As of December 31, 2010, the Company had provided its counterparties with no cash collateral or letters of credit above the $50,000 prefunded letter of credit then in effect and provided to one counterparty to support crack spread hedging. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.
     Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. In certain cases, the Company’s credit threshold is dependent upon the Company’s maintenance of certain corporate credit ratings with Moody’s and S&P. In the event that the Company’s corporate credit rating was lowered below its current level by either Moody’s or S&P, such counterparties would have the right to reduce the applicable threshold to zero and demand full collateralization of the Company’s net liability position on outstanding derivative instruments. As of June 30, 2011 and December 31, 2010, there was a net liability of $753 and $388, respectively, associated with the Company’s outstanding derivative instruments subject to such requirements. In addition, the majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business.
     The effective portion of the hedges classified in accumulated other comprehensive loss is $118,598 as of June 30, 2011, and absent a change in the fair market value of the underlying transactions, will be reclassified to earnings by December 31, 2013 with balances being recognized as follows:

Accumulated Other
Comprehensive
Year	Loss
2011	$35,586
2012	80,630
2013	2,382

Total	$118,598

     Based on fair values as of June 30, 2011, the Company expects to reclassify $79,666 of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to actual crude oil purchases, gasoline and diesel and jet fuel sales. However, the amounts actually realized will be dependent on the fair values as of the date of settlements.
Crude Oil Swap and Collar Contracts — Specialty Products Segment
     The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives may be designated as cash flow hedges of the future purchase of crude oil if they meet the hedge criteria. The Company’s general policy is to enter into crude oil derivative contracts that mitigate the Company’s exposure to price risk associated with crude oil purchases related to specialty products production (for up to 70% of expected purchases). While the Company’s policy generally requires that these positions be short term in nature and expire within three to nine months from execution, the Company may execute derivative contracts for up to two years forward, if a change in the risks supports lengthening the Company’s position. As of June 30, 2011, the Company did not have any crude oil derivatives related to future crude oil purchases in its specialty products segment.
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

Crude Oil Swap Contracts — Fuel Products Segment
     The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude oil purchases used in fuels production. At June 30, 2011, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as hedges.

			Average
	Barrels		Swap
Crude Oil Swap Contracts by Expiration Dates	Purchased	BPD	($/Bbl)
Third Quarter 2011	1,610,000	17,500	$77.38
Fourth Quarter 2011	1,334,000	14,500	77.71
Calendar Year 2012	5,626,000	15,372	87.43
Calendar Year 2013	2,864,000	7,847	100.71

Totals	11,434,000
Average price			$88.21
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
Diesel Swap Contracts
     At June 30, 2011, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

			Average
			Swap
Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Third Quarter 2011	552,000	6,000	$91.74
Fourth Quarter 2011	552,000	6,000	91.74
Calendar Year 2012	1,651,000	4,511	103.79
Calendar Year 2013	824,000	2,258	125.69

Totals	3,579,000
Average price			$105.12

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
Jet Fuel Swap Contracts
     At June 30, 2011, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as hedges.

			Average
			Swap
Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Third Quarter 2011	920,000	10,000	$89.86
Fourth Quarter 2011	644,000	7,000	89.21
Calendar Year 2012	3,838,500	10,488	99.78
Calendar Year 2013	1,860,000	5,096	125.50

Totals	7,262,500
Average price			$104.17
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
Gasoline Swap Contracts
     At June 30, 2011, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as hedges.

			Average
			Swap
Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	($/Bbl)
Third Quarter 2011	138,000	1,500	$85.50
Fourth Quarter 2011	138,000	1,500	85.50
Calendar Year 2012	136,500	373	89.04
Calendar Year 2013	180,000	493	110.38

Totals	592,500
Average price			$93.87

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
Jet Fuel Put Spread Contracts
     At June 30, 2011, the Company had the following jet fuel put options related to jet fuel crack spreads in its fuel products segment, none of which are designated as hedges.

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
Natural Gas Swap Contracts
     Natural gas purchases comprise a significant component of the Company’s cost of sales; therefore, changes in the price of natural gas also significantly affect its profitability and cash flows. The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. The Company’s policy is generally to enter into natural gas derivative contracts to hedge no more than 75% of its upcoming fall and winter months’ anticipated natural gas requirement for a period no greater than three years forward. At June 30, 2011 and December 31, 2010, the Company had no derivatives outstanding related to natural gas purchases.
Interest Rate Swap Contracts
     The Company’s profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of the Company’s interest rate risk management activities is to hedge its exposure to changes in interest rates. Historically, the Company’s policy has been to enter into interest rate swap agreements to hedge up to 75% of its interest rate risk related to variable rate debt. With the completion of its 2019 Notes offering, the Company does not expect to enter into additional hedges to fix its interest rates.
     During 2010, the Company entered into forward swap contracts to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. The Company hedged the future interest payments related to $100,000 of the total outstanding term loan indebtedness for the period from February 15, 2011 to February 15, 2012 pursuant to these forward swap contracts. These swap contracts were designated as cash flow hedges of the future payments of interest with three-month LIBOR fixed at an average rate during the hedge period of 2.03%. Due to the repayment of the variable rate senior secured first lien term loan in April 2011 with proceeds from the issuance of the 2019 Notes, the interest rate swap contract was discontinued as a cash flow hedge for the future payment of interest. For the three and six months ended June 30, 2011, the Company reclassified approximately $1,435 into unrealized loss on derivative instruments in the unaudited condensed consolidated statements of operations.
     In 2009, the Company hedged the future interest payments related to $200,000 of its total outstanding term loan indebtedness for the period from February 15, 2010 to February 15, 2011. This swap contract was designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at an average rate during the hedge period of 0.94%. The cash flow hedge settled during the first quarter of 2011.
     In 2008, the Company entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan which closed January 3, 2008. The Company hedged the future interest payments related to $50,000 of the total outstanding term loan indebtedness in 2010, pursuant to this forward swap contract. This swap contract was designated as a cash flow hedge of the future payment of interest with three-month LIBOR fixed at 3.66% per annum in 2010 and the first quarter of 2011. The cash flow hedge settled during the first quarter of 2011.
     In 2006, the Company entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and subsequent refinancing of the remaining term loan balance, this swap contract was not designated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap is recorded to unrealized loss on derivative instruments in the unaudited condensed consolidated statements of operations. In the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument by entering into an offsetting interest rate swap expiring December 2012, which is not designated as a cash flow hedge.
7. Fair Value of Financial Instruments
     The Company’s financial instruments which require fair value disclosure consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and indebtedness. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying unaudited condensed consolidated financial statements at fair value. The fair value of the Company’s 2019 Notes was $412,000 at June 30, 2011, using quoted market prices. The fair value of the Company’s term loan was $355,445 at December 31, 2010, using quoted market prices. The carrying values of borrowings under the Company’s senior secured revolving credit facility were $28,090 and $10,832 at June 30, 2011 and December 31, 2010, respectively, and approximate their fair values.
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
     As of June 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to crude oil, gasoline, diesel, jet fuel and interest rates and investments associated with the Company’s non-contributory defined benefit plan (“Pension Plan”).
     The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A2 and A by Moody’s and S&P, respectively. To estimate the fair values of the Company’s derivative instruments, the Company uses the market approach. Under this approach, the fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, jet fuel and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the Company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. The Company determines the fair value of its crude oil option contracts utilizing a standard option pricing model based on inputs that can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS, at June 30, 2011 and December 31, 2010, the Company’s liability was reduced by approximately $2,025 and $687, respectively. Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for gasoline, jet fuel and diesel, the Company has categorized these derivative instruments as Level 3. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds.
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
     The Company’s assets and liabilities measured at fair value at June 30, 2011 were as follows:

	Fair Value Measurements
	Level 1	Level 2 (a)	Level 3	Total
Assets:
Cash and cash equivalents	$55	$—	$—	$55
Crude oil swaps	—	—	126,090	126,090
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Jet fuel swaps	—	—	—	—
Crude oil options	—	—	—	—
Jet fuel options	—	—	—	—
Pension plan investments	15,018	2,095	—	17,113

Total assets at fair value	$15,073	$2,095	$126,090	$143,258

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	(12,815)	(12,815)
Diesel swaps	—	—	(75,698)	(75,698)
Jet fuel swaps	—	—	(173,134)	(173,134)
Crude oil options	—	—	—	—
Jet fuel options	—	—	—	—
Interest rate swaps	—	—	(2,328)	(2,328)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$—	$(263,975)	$(263,975)

(a)	Transferred from Level 1 to Level 2 in the first quarter of 2011 because of lack of observable market data in the underlying investments.

     The Company’s financial assets and liabilities measured at fair value at December 31, 2010 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$37	$—	$—	$37
Crude oil swaps	—	—	135,578	135,578
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Jet fuel swaps	—	—	—	—
Crude oil options	—	—	—	—
Jet fuel options	—	—	20	20
Pension plan investments	16,039	—	—	16,039

Total assets at fair value	$16,076	$—	$135,598	$151,674

Liabilities:
Crude oil swaps	$—	$—	$—	$—
Gasoline swaps	—	—	(14,149)	(14,149)
Diesel swaps	—	—	(53,744)	(53,744)
Jet fuel swaps	—	—	(96,556)	(96,556)
Crude oil options	—	—	—	—
Jet fuel options	—	—	—	—
Interest rate swaps	—	—	(3,963)	(3,963)
Pension plan investments	—	—	—	—

Total liabilities at fair value	$—	$—	$(168,412)	$(168,412)

     The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010
Fair value at January 1,	$(32,814)	$26,138
Realized losses	1,984	5,858
Unrealized losses	(3,541)	(15,766)
Change in fair value of cash flow hedges	(142,775)	(10,924)
Settlements	39,261	(14,823)
Transfers in (out) of Level 3	—	—

Fair value at June 30,	$(137,885)	$(9,517)

Total losses included in net loss attributable to changes in unrealized losses relating to financial assets and liabilities held as of June 30,	$(3,541)	$(15,766)

     All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges are included in sales for gasoline, diesel and jet fuel derivatives, cost of sales for crude oil and natural gas derivatives, and interest expense for interest rate derivatives in the unaudited condensed consolidated financial statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these derivative instruments are recorded in earnings immediately in unrealized loss on derivative instruments in the unaudited condensed consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized loss on derivative instruments in the unaudited condensed consolidated statements of operations. See Note 6 for further information on derivative instruments.
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
     On February 24, 2011, the Company completed an equity offering of its common units in which it sold 4,500,000 common units to the underwriters of the offering at a price to the public of $21.45 per common unit. The proceeds received by the Company from this offering (net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution) were $92,290 and were used to repay borrowings under its revolving credit facility. Underwriting discounts totaled $3,915. The Company’s general partner contributed $1,970 to retain its 2% general partner interest.
10. Comprehensive Income (Loss)
     Comprehensive income (loss) for the Company includes the change in fair value of cash flow hedges and the minimum pension liability adjustment that have not been recognized in net loss. Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(7,651)	$(907)	$(3,450)	$(13,974)
Cash flow hedge (gain) loss reclassified to net loss	27,430	(1,791)	46,944	(7,521)
Change in fair value of cash flow hedges	(14,051)	(4,825)	(142,775)	(10,924)
Defined benefit pension and retiree health benefit plans	61	59	122	464

Total comprehensive income (loss)	$5,789	$(7,464)	$(99,159)	$(31,955)

11. Unit-Based Compensation and Distributions
     A summary of the Company’s nonvested phantom units as of June 30, 2011 and the changes during the six months ended June 30, 2011is presented below:

		Weighted Average
		Grant Date
Nonvested Phantom Units	Grant	Fair Value
Nonvested at December 31, 2010	105,492	$17.68
Granted	47,927	21.31
Vested	(48,900)	19.58
Forfeited	—	—

Nonvested at June 30, 2011	104,519	$18.46

     For the three months ended June 30, 2011 and 2010, compensation expense of $653 and $145, respectively, was recognized in the unaudited condensed consolidated statements of operations related to vested phantom unit grants. For the six months ended June 30, 2011 and 2010, compensation expense of $1,282 and $292, respectively, was recognized in the unaudited condensed statements of operations related to vested phantom unit grants. As of June 30, 2011 and 2010, there was a total of $1,929 and $899, respectively, of unrecognized compensation costs related to nonvested phantom unit grants. These costs are expected to be recognized over a weighted-average period of approximately three years.
     The Company’s distribution policy is as defined in its partnership agreement. For the three months ended June 30, 2011 and 2010, the Company made distributions of $19,311 and $16,391, respectively, to its partners. For the six months ended June 30, 2011 and 2010, the Company made distributions of $36,258 and $32,788, respectively, to its partners.
12. Employee Benefit Plans
     The components of net periodic pension and other post retirement benefits cost for the three months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,
	2011		2010
		Other Post		Other Post
	Pension	Retirement	Pension	Retirement
	Benefits	Employee Benefits	Benefits	Employee Benefits
Service cost	$25	$—	$21	$—
Interest cost	333	4	334	6
Expected return on assets	(265)	—	(258)	—
Amortization of net (gain) loss	70	—	68	—
Prior service cost	—	(9)	—	(9)

Net periodic benefit cost	$163	$(5)	$165	$(3)

     The components of net periodic pension and other post retirement benefits cost for the six months ended June 30, 2011 and 2010 were as follows:

	For the Six Months Ended June 30,
	2011		2010
		Other Post		Other Post
	Pension	Retirement	Pension	Retirement
	Benefits	Employee Benefits	Benefits	Employee Benefits
Service cost	$49	$—	$42	$—
Interest cost	666	9	668	12
Expected return on assets	(529)	—	(517)	—
Amortization of net (gain) loss	140	(1)	137	(1)
Prior service cost	—	(18)	—	(18)

Net periodic benefit cost	$326	$(10)	$330	$(7)

     During the three months ended June 30, 2011 and 2010, the Company made contributions of $374 and $337, respectively, to its non-contributory defined benefit plan (the “Pension Plan”). During the six months ended June 30, 2011 and 2010, the Company made contributions of $936 and $337, respectively, and expects to make total contributions to its Pension Plan in 2011 of $1,685.
     The Company’s investments associated with its Pension Plan primarily consist of (i) mutual funds that are publicly traded and (ii) a commingled fund. The mutual funds are publicly traded and market prices of the mutual funds are readily available; thus, these investments are categorized as Level 1. The commingled fund is categorized as Level 2 because inputs used in its valuation are not quoted prices in active markets that are indirectly observable and is valued at the net asset value of the shares held by the Pension Plan at quarter end. The Company’s Pension Plan assets measured at fair value at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Pension Benefits		Pension Benefits
	Level 1	Level 2	Level 1	Level 2
Cash	$3,747	$—	$347	$—
Equity	4,208	—	7,784	—
Foreign equities	839	—	1,890	—
Commingled fund	—	2,095	—	—
Fixed income	6,224	—	6,018	—

	$15,018	$2,095	$16,039	$—

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
     With the termination of the agreements, the Company has one remaining crude oil supply agreement with Legacy, the Master Crude Oil Purchase and Sale Agreement, that was entered into on January 26, 2009. No crude oil is currently being purchased by the Company under this agreement.
     Legacy is owned in part by three of the Company’s limited partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and vice chairman, F. William Grube, and the Company’s president and chief operating officer, Jennifer G. Straumins. During the three and six months ended June 30, 2011, the Company had crude oil purchases of $48,036 and $241,287, respectively, from Legacy. Accounts payable to Legacy at June 30, 2011 were $95.
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income (loss) from operations. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2011	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$466,414	$267,356	$733,770	$—	$733,770
Intersegment sales	291,351	15,272	306,623	(306,623)	—

Total sales	$757,765	$282,628	$1,040,393	$(306,623)	$733,770

Depreciation and amortization	17,722	—	17,722	—	17,722
Operating income (loss)	35,485	(12,074)	23,411	—	23,411
Reconciling items to net loss:
Interest expense					(10,544)
Debt extinguishment costs					(15,130)
Loss on derivative instruments					(5,494)
Other					274
Income tax expense					(168)

Net loss					$(7,651)

Capital expenditures	$14,069	$—	$14,069	$—	$14,069

	Specialty	Fuel	Combined		Consolidated
Three Months Ended June 30, 2010	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$329,423	$185,229	$514,652	$—	$514,652
Intersegment sales	188,654	16,427	205,081	(205,081)	—

Total sales	$518,077	$201,656	$719,733	$(205,081)	$514,652

Depreciation and amortization	18,017	—	18,017	—	18,017
Operating income	19,472	292	19,764	—	19,764
Reconciling items to net loss:
Interest expense					(7,277)
Loss on derivative instruments					(13,305)
Other					9
Income tax expense					(98)

Net loss					$(907)

Capital expenditures	$11,348	$—	$11,348	$—	$11,348

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2011	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$863,516	$475,494	$1,339,010	$—	$1,339,010
Intersegment sales	507,428	18,907	526,335	(526,335)	—

Total sales	$1,370,944	$494,401	$1,865,345	$(526,335)	$1,339,010

Depreciation and amortization	36,365	—	36,365	—	36,365
Operating income (loss)	51,955	(16,390)	35,565	—	35,565
Reconciling items to net loss:
Interest expense					(18,025)
Debt extinguishment costs					(15,130)
Loss on derivative instruments					(5,525)
Other					103
Income tax expense					(438)

Net loss					$(3,450)

Capital expenditures	$20,635	$—	$20,635	$—	$20,635

	Specialty	Fuel	Combined		Consolidated
Six Months Ended June 30, 2010	Products	Products	Segments	Eliminations	Total
Sales:
External customers	$634,899	$364,370	$999,269	$—	$999,269
Intersegment sales	363,261	27,217	390,478	(390,478)	—

Total sales	$998,160	$391,587	$1,389,747	$(390,478)	$999,269

Depreciation and amortization	35,508	—	35,508	—	35,508
Operating income	16,835	5,836	22,671	—	22,671
Reconciling items to net loss:
Interest expense					(14,711)
Loss on derivative instruments					(21,624)
Other					(50)
Income tax expense					(260)

Net loss					$(13,974)

Capital expenditures	$17,017	$—	$17,017	$—	$17,017

	June 30, 2011	December 31, 2010
Segment assets:
Specialty products	$1,058,981	$962,850
Fuel products	137,243	53,822

Total assets	$1,196,224	$1,016,672

b. Geographic Information
     International sales accounted for less than 10% of consolidated sales in each of the three months and six months ended June 30, 2011 and 2010. All of the Company’s long-lived assets are domestically located.
c. Product Information
     The Company offers products primarily in five general categories consisting of lubricating oils, solvents, waxes, fuels and asphalt and by-products. Fuel products primarily consist of gasoline, diesel, jet fuel and by-products. The following table sets forth the major product category sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Specialty products:
Lubricating oils	$246,448	$176,354	$455,499	$340,402
Solvents	135,642	95,777	253,978	183,631
Waxes	33,874	28,362	68,181	54,608
Fuels	592	2,232	1,423	3,971
Asphalt and other by-products	49,858	26,698	84,435	52,287

Total	$466,414	$329,423	$863,516	$634,899

Fuel products:
Gasoline	127,452	76,287	223,233	152,170
Diesel	91,611	77,396	173,764	141,626
Jet fuel	40,686	27,816	67,460	65,380
By-products	7,607	3,730	11,037	5,194

Total	$267,356	$185,229	$475,494	$364,370

Consolidated sales	$733,770	$514,652	$1,339,010	$999,269

d. Major Customers
     During the three and six months ended June 30, 2011 and 2010, the Company had no customer that represented 10% or greater of consolidated sales.

15. Subsequent Events
     On July 22, 2011, the Company declared a quarterly cash distribution of $0.495 per unit on all outstanding units, or approximately $20,124 in aggregate, for the quarter ended June 30, 2011. The distribution will be paid on August 12, 2011 to unitholders of record as of the close of business on August 2, 2011. This quarterly distribution of $0.495 per unit equates to $1.98 per unit, or approximately $80,496 in aggregate on an annualized basis.
     The fair value of the Company’s derivatives decreased by approximately $46,000 subsequent to June 30, 2011 to a liability of approximately $184,000. As of August 8, 2011, the Company had $31,300 in cash margin posted with one counterparty to support crack spread hedging. The fair value of the Company’s long-term debt, excluding capital leases, has not changed materially subsequent to June 30, 2011.
     On July 25, 2011, the Company entered into a definitive asset purchase agreement with Murphy Oil Corporation (“Murphy Oil”), pursuant to which the Company will acquire (the “Superior Acquisition”):
•	Murphy Oil’s refinery located in Superior, Wisconsin (the “Superior Refinery”) and associated inventories;

•	the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased Murphy Oil product terminals located in Superior and Rhinelander, Wisconsin, Duluth and Crookston and Proctor, Minnesota, Grand Island, Nebraska and Toole, Utah and associated inventories and logistics assets located at each of the foregoing facilities; and

•	Murphy Oil’s “SPUR” branded gasoline wholesale business and related assets.
     The Superior Acquisition is expected to close by the end of the third quarter of 2011, subject to customary closing conditions and regulatory approvals.
     The Superior Refinery produces gasoline, distillate, asphalt and specialty petroleum products that are marketed in the Midwest region of the United States, Canada and the surrounding border states. The Superior wholesale business transports products produced at the Superior Refinery through several Magellan pipeline terminals in Minnesota, Wisconsin, Iowa, North Dakota and South Dakota and through its own leased and owned product terminals located in Superior and Rhinelander, Wisconsin, Duluth, Crookston and Proctor, Minnesota, Grand Island, Nebraska and Toole, Utah. The Superior Wholesale Business also sells gasoline wholesale to SPUR branded gas stations, which are owned and operated by independent franchisees.
     The aggregate purchase price for the acquired business is $214,000, plus the market value of the acquired business’ hydrocarbon inventories at closing and the reimbursement of certain capital expenditures to be incurred at the Superior Refinery during the period from the execution of the Purchase Agreement to the closing of the Superior Acquisition (the “Interim Period”). The purchase price is also subject to customary purchase price adjustments. The Company intends to finance the Superior Acquisition primarily through a combination of equity and long-term debt financing and through borrowings under its revolving credit facility. The Company’s obligation to consummate the Superior Acquisition is not conditioned upon the receipt of financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The historical consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” “us”). The following discussion analyzes the financial condition and results of operations of Calumet for the three and six months ended June 30, 2011 and 2010. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with our 2010 Annual Report and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.
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
Second Quarter 2011 Update
     For the three months ended June 30, 2011 and 2010, 51.5% and 51.8%, respectively, of our sales volume and 115.3% and 93.5%, respectively, of our gross profit was generated from our specialty products segment while, for the same periods, 48.5% and 48.2%, respectively, of our sales volume and (15.3)% and 6.5%, respectively, of our gross profit was generated from our fuel products segment.
     We noted continued improvement in our specialty products segment during the second quarter of 2011. The trend of increased demand for our specialty products has continued, with specialty products segment sales volume increasing 12.8% for the quarter ended June 30, 2011 compared to the same period in 2010. Specialty products segment generated a gross profit margin of 12.5% in the second quarter of 2011, as compared to a gross profit margin of 14.1% for the same period in the prior year.
     While fuel products refining margins significantly strengthened during the second quarter, our fuel products segment did not fully realize the impact of higher market crack spreads due primarily to lower than expected run rates caused by the approximately three week shutdown during May and June 2011 of the ExxonMobil crude oil pipeline serving our Shreveport refinery resulting from the Mississippi River flooding during this period, resulting in minimal unhedged fuel products barrels. In addition, we recorded realized derivative losses of $27.4 million during the second quarter in our fuel products segment. We expect to benefit more significantly going forward from the higher market crack spread environment as our overall production rates have increased subsequent to the restart of the pipeline in late June 2011. In addition, during this period of higher crack spreads we have entered into additional crack spread hedges, hedging crack spreads on 7,847 barrels per day in calendar year 2013 at an average of $23.90 per barrel, an $11.42 per barrel increase over our average hedged crack spreads in calendar year 2011.
     Our second quarter 2011 total production increased by 13.2% quarter over quarter, due primarily to our decision to increase production run rates at our Shreveport refinery to take advantage of better fuel refining crack spreads in the second quarter of 2011, the impact of the failure of an environmental operating unit at our Shreveport refinery in the first quarter of 2010 that was not replaced until after the second quarter of 2010 and a planned turnaround at our Shreveport refinery in the second quarter of 2010, with no such events in 2011, partially offset by the impact of the approximately three week shutdown during May and June 2011 of the ExxonMobil crude oil pipeline serving our Shreveport refinery resulting from the Mississippi River flooding occurring during this period. Production levels at our other facilities, which focus primarily on the production of specialty products, also increased quarter over quarter to take advantage of higher specialty products demand.
     We used $70.6 million in cash flows from operating activities during the second quarter of 2011 primarily due to increased crude inventory levels as a result of terminating certain just-in-time inventory supply arrangements with a related party, Legacy, effective May 31, 2011, increased working capital requirements resulting from increased run rates at our Shreveport refinery and higher commodity prices in general. We plan to continue focusing our efforts on generating positive cash flows from operations which we expect will be used to (i) improve our liquidity position, (ii) pay quarterly distributions to our unitholders, (iii) service our debt obligations and (iv) provide funding for general partnership purposes.

     During the second quarter of 2011, we restructured the majority of our outstanding long-term debt. We issued $400.0 million in aggregate principal amount of our 9 3/8% senior notes due 2019 (the “2019 Notes”) in a private placement and used the majority of the proceeds to repay borrowings under, and subsequently extinguish, our $435.0 million term loan facility, consisting of a $385.0 million term loan and a prefunded $50 million letter of credit to support crack spread hedging. We also amended our master derivative contracts with various hedging counterparties and entered into a collateral sharing agreement with these counterparties to continue to support our fuel products hedging program. Further, we amended and restated our revolving credit agreement to increase the credit facility from $375.0 million to $550.0 million, as well as amend its covenants and terms.
Superior Refinery Purchase Agreement
     On July 25, 2011, we entered into a definitive asset purchase agreement with Murphy Oil Corporation (“Murphy Oil”), pursuant to which we will acquire (the “Superior Acquisition”):
•	Murphy Oil’s refinery located in Superior, Wisconsin (the “Superior Refinery”) and associated inventories;

•	the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased Murphy Oil product terminals located in Superior and Rhinelander, Wisconsin, Duluth and Crookston and Proctor, Minnesota, Grand Island, Nebraska and Toole, Utah and associated inventories and logistics assets located at each of the foregoing facilities; and

•	Murphy Oil’s “SPUR” branded gasoline wholesale business and related assets.
     In this Quarterly Report on Form 10-Q, the Superior Refinery, the wholesale business and the “SPUR” business are collectively referred to as the “Acquired Business.” The Superior Acquisition is expected to close by the end of the third quarter of 2011, subject to customary closing conditions and regulatory approvals.
     The Superior Refinery produces gasoline, distillate, asphalt and specialty petroleum products that are marketed in the Midwest region of the United States, Canada and the surrounding border states. The Superior Refinery has crude oil throughput capacity of approximately 45,000 barrels per day. The Superior wholesale business transports products produced at the Superior Refinery through several Magellan pipeline terminals in Minnesota, Wisconsin, Iowa, North Dakota and South Dakota and through its own leased and owned product terminals located in Superior and Rhinelander, Wisconsin, Duluth, Crookston and Proctor, Minnesota, Grand Island, Nebraska and Toole, Utah. The Superior Wholesale Business also sells gasoline wholesale to SPUR branded gas stations, which are owned and operated by independent franchisees.
     The aggregate purchase price for the Acquired Business is $214.0 million, plus the market value of the Acquired Business’ hydrocarbon inventories at closing and the reimbursement of certain capital expenditures to be incurred at the Superior Refinery during the period from the execution of the Purchase Agreement to the closing of the Superior Acquisition (the “Interim Period”). The estimated market value of the hydrocarbon inventories of the Acquired Business as of June 30, 2011 was approximately $260.0 million and the projected capital expenditures at the Superior Refinery to be reimbursed by us for the Interim Period are approximately $4.0 million. The purchase price is also subject to customary purchase price adjustments. We intend to finance the Superior Acquisition primarily through a combination of equity and long-term debt financing and through borrowings under our revolving credit facility. Our obligation to consummate the Superior Acquisition is not conditioned upon the receipt of financing.
Key Performance Measures
     Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
     Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.” As of June 30, 2011, we have hedged approximately 11.4 million barrels of fuel products through December 2013 at an average refining margin of $15.73 per barrel with average refining margins ranging from a low of $12.16 per barrel in 2011 to a high of $23.90 per barrel in 2013. Please refer to Note 6 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” and Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Existing Commodity Derivative Instruments” for detailed information regarding our derivative instruments.
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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
     Production Volume. The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventory.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
		(In bpd)		(In bpd)
Total sales volume (1)	59,648	52,626	13.3%	56,619	52,166	8.5%
Total feedstock runs (2)	61,853	57,169	8.2%	58,986	52,774	11.8%
Facility production: (3)
Specialty products:
Lubricating oils	14,141	13,783	2.6%	13,961	12,538	11.3%
Solvents	11,051	8,904	24.1%	10,592	8,490	24.8%
Waxes	1,204	1,152	4.5%	1,133	1,081	4.8%
Fuels	435	978	(55.5)%	533	1,063	(49.9)%
Asphalt and other by-products	8,961	6,075	47.5%	8,495	5,921	43.5%

Total	35,792	30,892	15.9%	34,714	29,093	19.3%

Fuel products:
Gasoline	10,266	8,710	17.9%	9,619	8,743	10.0%
Diesel	11,424	10,875	5.0%	11,095	9,936	11.7%
Jet fuel	5,429	5,326	1.9%	4,303	5,290	(18.7)%
By-products	1,065	722	47.5%	812	511	58.9%

Total	28,184	25,633	10.0%	25,829	24,480	5.5%

Total facility production (3)	63,976	56,525	13.2%	60,543	53,573	13.0%

(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements and sales of inventories.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements. The increase in the total feedstock runs for the three months ended June 30, 2011 compared to the same quarter in 2010 is due primarily to the decision to increase crude oil run rates at our facilities because of favorable economics of running additional barrels, the failure of an environmental operating unit at our Shreveport refinery in 2010 and a planned turnaround at our Shreveport refinery in April 2010 partially offset by the impact of the approximately three week shutdown during May and June 2011 of the ExxonMobil crude oil pipeline serving our Shreveport refinery resulting from the Mississippi River flooding occurring during this period. Additionally, the increase in feedstock runs for the for the six months ended June 30, 2011 compared to the same period in 2010 is due primarily to the operational reasons discussed above further offset by a planned turnaround at the Shreveport refinery in the first quarter of 2011.

(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and at certain third-party facilities, pursuant to supply and/or processing agreements, including such agreements with LyondellBasell. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss. The increase in production in the three and six months ended June 30, 2011 compared to the same periods in 2010 is due primarily to higher throughput rates at our Shreveport and Cotton Valley refineries period over period as discussed above in footnote 2 of this table.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Sales	$733,770	$514,652	$1,339,010	$999,269
Cost of sales	683,205	465,033	1,241,581	917,974

Gross profit	50,565	49,619	97,429	81,295

Operating costs and expenses:
Selling, general and administrative	10,467	8,321	20,995	15,491
Transportation	22,691	19,956	45,766	40,202
Taxes other than income taxes	1,203	1,098	2,563	2,123
Insurance recoveries	(7,910)	—	(8,698)	—
Other	703	480	1,238	808

Operating income	23,411	19,764	35,565	22,671

Other income (expense):
Interest expense	(10,544)	(7,277)	(18,025)	(14,711)
Debt extinguishment costs	(15,130)	—	(15,130)	—
Realized loss on derivative instruments	(2,370)	(5,297)	(1,984)	(5,858)
Unrealized loss on derivative instruments	(3,124)	(8,008)	(3,541)	(15,766)
Other	274	9	103	(50)

Total other expense	(30,894)	(20,573)	(38,577)	(36,385)

Net loss before income taxes	(7,483)	(809)	(3,012)	(13,714)
Income tax expense	168	98	438	260

Net loss	$(7,651)	$(907)	$(3,450)	$(13,974)

Adjusted EBITDA	$40,841	$32,136	$75,494	$52,259

Distributable Cash Flow	$25,367	$7,219	$43,589	$14,304

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
     The definitions of Adjusted EBITDA and Distributable Cash that are presented in this Quarterly Report have been updated to reflect the calculation of “Consolidated Cash Flow” contained in the indenture governing our 2019 Notes. We are required to report Consolidated Cash Flow to the holders of our 2019 Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Adjusted EBITDA and Distributable Cash Flow that are presented in this Quarterly Report for prior periods have been updated to reflect the use of the new calculations. Please refer to “Liquidity and Capital Resources — Debt and Credit Facilities” within this item for additional details regarding the covenants governing our debt instruments.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(7,651)	$(907)	$(3,450)	$(13,974)
Add:
Interest expense	10,544	7,277	18,025	14,711
Debt extinguishment costs	15,130	—	15,130	—
Depreciation and amortization	14,532	15,098	28,964	29,502
Income tax expense	168	98	438	260

EBITDA	$32,723	$21,566	$59,107	$30,499

Add:
Unrealized loss on derivatives	$3,124	$8,008	$3,541	$15,766
Realized gain on derivatives, not included in net loss	1,394	372	5,137	1,442
Amortization of turnaround costs	2,533	1,960	5,746	4,100
Non-cash equity based compensation	1,067	230	1,963	452

Adjusted EBITDA	$40,841	$32,136	$75,494	$52,259

Less:
Replacement capital expenditures (1)	3,505	10,893	7,596	16,342
Cash interest expense (2)	9,887	6,318	16,370	12,805
Turnaround costs	1,914	7,608	7,501	8,548
Income tax expense	168	98	438	260

Distributable Cash Flow	$25,367	$7,219	$43,589	$14,304

(1)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to net cash provided by (used in) operating activities:
Distributable Cash Flow	$43,589	$14,304
Add:
Replacement capital expenditures (1)	7,596	16,342
Turnaround costs	7,501	8,548
Cash interest expense (2)	16,370	12,805
Income tax expense	438	260

Adjusted EBITDA	$75,494	$52,259

Less:
Unrealized loss on derivative instruments	3,541	15,766
Realized gains on derivatives, not included in net loss	5,137	1,442
Non-cash equity based compensation	1,963	452
Amortization of turnaround costs	5,746	4,100

EBITDA	$59,107	$30,499

Add:
Unrealized loss on derivative instruments	3,541	15,766
Cash interest expense (2)	(16,370)	(12,805)
Non-cash equity based compensation	1,963	452
Amortization of turnaround costs	5,746	4,100
Income tax expense	(438)	(260)
Provision for doubtful accounts	255	(91)
Debt extinguishment costs	(729)	—
Changes in assets and liabilities:
Accounts receivable	(48,479)	(27,323)
Inventory	(111,555)	(9,583)
Other current assets	(14,482)	2,265
Turnaround costs	(7,501)	(8,548)
Derivative activity	5,699	1,443
Accounts payable	62,834	48,584
Other liabilities	(7,904)	(2,580)
Other, including changes in noncurrent assets and liabilities	(2,245)	648

Net cash provided by (used in) operating activities	$(70,558)	$42,567

(1)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs.

(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended June 30, 2011 and 2010
     Sales. Sales increased $219.1 million, or 42.6%, to $733.8 million in the three months ended June 30, 2011 from $514.7 million in the same period in 2010. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands, except per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$246,448	$176,354	39.7%
Solvents	135,642	95,777	41.6%
Waxes	33,874	28,362	19.4%
Fuels (1)	592	2,232	(73.5)%
Asphalt and by-products (2)	49,858	26,698	86.7%

Total specialty products	$466,414	$329,423	41.6%

Total specialty products sales volume (in barrels)	2,798,000	2,481,000	12.8%
Average specialty products sales price per barrel	$166.70	$132.78	25.5%
Fuel products:
Gasoline	$127,452	$76,287	67.1%
Diesel	91,611	77,396	18.4%
Jet fuel	40,686	27,816	46.3%
By-products (3)	7,607	3,730	103.9%

Total fuel products	$267,356	$185,229	44.3%

Total fuel products sales volume (in barrels)	2,630,000	2,308,000	14.0%
Average fuel products sales price per barrel (4)	$101.66	$80.26	26.7%
Total sales	$733,770	$514,652	42.6%

Total sales volume (in barrels)	5,428,000	4,789,000	13.3%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton, Cotton Valley and Karns City refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

(4)	Average fuel products sales price per barrel includes impact of hedging contracts.
     Specialty products segment sales for the three months ended June 30, 2011 increased $137.0 million, or 41.6%, as a result of an increase in the average selling price per barrel of $33.92, or 25.5%, and a 12.8% increase in sales volume as compared to the same period in 2010. Lubricating oils, solvents and waxes experienced price increases, driven by improving overall demand and a 37.6% increase in the average cost of crude oil per barrel for the 2011 period as compared to the same period in 2010. The increased volume is due primarily to improving overall specialty products demand as a result of improved economic conditions and higher refinery run rates over the prior period.
     Fuel products segment sales for the three months ended June 30, 2011 increased $82.1 million, or 44.3%, due primarily to an increase in the average selling price per barrel (excluding the impact of hedging activities) of $39.91, or 45.8% and a 14.0% increase in sales volume, driven by market conditions and higher refinery run rates over the prior period. The increase in the average selling price per barrel of 45.8% compares to a 39.0% increase in the average price of crude oil per barrel. The average selling price per barrel increased for all fuel products, with jet fuel and diesel selling prices experiencing significant increases driven by improved market pricing. The increase in sales volume is due primarily to higher refinery run rates over the prior period. Refinery run rates were below expectations due to an approximate three week shutdown during May and June 2011 of an ExxonMobil crude oil pipeline serving our Shreveport refinery due to the impacts of the Mississippi River flooding occurring during this period. Also adversely impacting fuel product sales was a $50.9 million increase in derivative losses on our fuel products cash flow hedges recorded in sales. Please see “Gross Profit” below for discussion of the net impact of our crude oil and fuel products derivative instruments designated as hedges.

     Gross Profit. Gross profit increased $0.9 million, or 1.9%, to $50.6 million in the three months ended June 30, 2011 from $49.6 million in the same period in 2010. Gross profit for our specialty products and fuel products segments was as follows:

	Three Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands, except per barrel data)
Gross profit by segment:
Specialty products	$58,308	$46,400	25.7%
Percentage of sales	12.5%	14.1%
Specialty products gross profit per barrel	$20.84	$18.70	11.4%
Fuel products	$(7,743)	$3,219	(340.5)%
Percentage of sales	(2.9)%	1.7%
Fuel products gross profit per barrel	$(2.94)	$1.39	(311.5)%
Total gross profit	$50,565	$49,619	1.9%
Percentage of sales	6.9%	9.6%
     The increase in specialty products segment gross profit of $11.9 million quarter over quarter was due primarily to a 12.8% increase in sales volume and a 25.5% increase in the average selling price per barrel as discussed above, partially offset by a 37.6% increase in the average cost of crude oil per barrel and higher operating costs, primarily repairs and maintenance.
     The decrease in fuel products segment gross profit of $11.0 million quarter over quarter was due primarily to increased realized losses on derivatives of $27.1 million in our fuel products hedging program, a 39.0% increase in the cost of crude oil per barrel, and increased production of by-products partially offset by a 14.0% increase in sales volume and a 45.8% increase in selling prices per barrel, excluding the impact of realized hedging losses. Our fuels hedging program and refinery run rates being below expectations resulted in our diesel and jet fuel sales volumes being approximately 100% hedged at approximately $12.00 per barrel during the second quarter of 2011. This prevented us from fully realizing the benefit of increased market prices for fuels. Additionally, by-product production increased in the 2011 period as compared to the 2010 period due primarily to an increase in the mix of sour crude oil run rates at the Shreveport refinery.
     Selling, general and administrative. Selling, general and administrative expenses increased $2.1 million or 25.8% to $10.5 million in the three months ended June 30, 2011 from $8.3 million in the same period in 2010. This increase is due primarily to increased accrued incentive compensation costs of $1.6 million in 2011 compared to 2010.
     Transportation. Transportation expenses increased $2.7 million, or 13.7%, to $22.7 million in the three months ended June 30, 2011 from $20.0 million in the same period in 2010. This increase is due primarily to increased sales volumes of lubricating oils, solvents and waxes, as well as higher freight costs.
     Insurance recoveries. Insurance recoveries were $7.9 million for the three months ended June 30, 2011. The gain was related to a claim settled in the second quarter of 2011 with insurers related to the failure of an environmental operating unit at the Shreveport refinery in the first quarter of 2010.
     Interest expense. Interest expense increased $3.3 million, or 44.9%, to $10.5 million in the three months ended June 30, 2011 from $7.3 million in the three months ended June 30, 2010, due primarily to higher interest rates associated with the new 2019 Notes as compared to our term loan that was repaid in full and extinguished in connection with the issuance of the 2019 Notes.
     Debt extinguishment costs. Debt extinguishment costs were $15.1 million during the three months ended June 30, 2011. The debt extinguishment costs were related to the extinguishment of the term loan with proceeds from the issuance of the 2019 Notes.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $2.9 million to $2.4 million in the three months ended June 30, 2011 from $5.3 million for the three months ended June 30, 2010. The change was due primarily to realized losses of approximately $3.9 million in our specialty products segment related to crude oil derivatives not designated as hedges, partially offset by realized crack spread derivative gains of $1.3 million that were both incurred during the three months ended June 30, 2010, with minimal comparable activity during the three months ended June 30, 2011.
     Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased $4.9 million, to $3.1 million in the three months ended June 30, 2011 from $8.0 million in the three months ended June 30, 2010. The change was due primarily to decreases in unrealized losses on crack spread derivatives that were executed to economically lock in gains on a portion of our fuel products segment derivative hedging activity related to 2010, and decreases in unrealized losses on derivatives used to economically hedge our specialty products segment crude oil purchases and increased gain ineffectiveness. Partially offsetting these improvements were the losses on the $1.4 million in interest rate swap contracts that were discontinued as cash flow hedges of the future payment of interest on our term loan that was extinguished with the issuance of the 2019 Notes.
Changes in Results of Operations for the Six Months Ended June 30, 2011 and 2010
     Sales. Sales increased $339.7 million, or 34.0%, to $1,339.0 million in the six months ended June 30, 2011 from $999.3 million in the same period in 2010. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands, except per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$455,499	$340,402	33.8%
Solvents	253,978	183,631	38.3%
Waxes	68,181	54,608	24.9%
Fuels (1)	1,423	3,971	(64.2)%
Asphalt and by-products (2)	84,435	52,287	61.5%

Total specialty products	$863,516	$634,899	36.0%

Total specialty products sales volume (in barrels)	5,446,000	4,936,000	10.3%
Average specialty products sales price per barrel	$158.56	$128.63	23.3%
Fuel products:
Gasoline	$223,233	$152,170	46.7%
Diesel	173,764	141,626	22.7%
Jet fuel	67,460	65,380	3.2%
By-products (3)	11,037	5,194	112.5%

Total fuel products	$475,494	$364,370	30.5%

Total fuel products sales volume (in barrels)	4,802,000	4,506,000	6.6%
Average fuel products sales price per barrel (4)	$99.02	$80.86	22.5%
Total sales	$1,339,010	$999,269	34.0%

Total sales volume (in barrels)	10,248,000	9,442,000	8.5%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton, Cotton Valley and Karns City refineries.

(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Princeton, Cotton Valley and Shreveport refineries.

(3)	Represents by-products produced in connection with the production of fuels at the Shreveport refinery.

(4)	Average fuel products sales price per barrel includes impact of hedging contracts.
     Specialty products segment sales for the six months ended June 30, 2011 increased $228.6 million, or 36.0%, as a result of an increase in the average selling price per barrel of $29.93, or 23.3%, and a 10.3% increase in sales volume as compared to the same period in 2010. Lubricating oils, solvents and waxes experienced price increases, driven by improving overall demand and a 30.6% increase in the average cost of crude oil per barrel for the 2011 period as compared to the same period in 2010. The increased volume is due primarily to improving overall specialty products demand as a result of improved economic conditions and higher refinery run rates over the prior period.
     Fuel products segment sales for the six months ended June 30, 2011 increased $111.1 million, or 30.5%, due primarily to an increase in the average selling price per barrel (excluding the impact of hedging activities) of $34.00, or 39.2%, driven by market conditions compared to a 31.6% increase in the average price of crude oil per barrel and a 6.6% increase in sales volume. The average selling price per barrel increased for all fuel products, with gasoline and diesel selling prices experiencing significant increases driven by improved market pricing. Adversely impacting fuel products sales was a $77.8 million increase in derivative losses on our fuel products cash flow hedges recorded in sales. Please see “Gross Profit” below for discussion of the net impact of our crude oil and fuel products derivative instruments designated as hedges.

     Gross Profit. Gross profit increased $16.1 million, or 19.8%, to $97.4 million in the six months ended June 30, 2011 from $81.3 million in the same period in 2010. Gross profit for our specialty products and fuel products segments was as follows:

	Six Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands, except per barrel data)
Gross profit by segment:
Specialty products	$106,199	$69,826	52.1%
Percentage of sales	12.3%	11.0%
Specialty products gross profit per barrel	$19.50	$14.15	37.8%
Fuel products	$(8,770)	$11,469	(176.5)%
Percentage of sales	(1.8)%	3.1%
Fuel products gross profit per barrel	$(1.83)	$2.55	(171.8)%
Total gross profit	$97,429	$81,295	19.8%
Percentage of sales	7.3%	8.1%
     The increase in specialty products segment gross profit of $36.4 million for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to a 10.3% increase in sales volumes and a 23.3% increase in the average selling price per barrel as discussed above, partially offset by a 30.6% increase in the average cost of crude oil per barrel and higher operating costs, primarily repair and maintenance.
     The decrease in fuel products segment gross profit of $20.2 million for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to increased realized losses on derivatives of $52.4 million in our fuel products hedging program, a 31.6% increase in the cost of crude oil per barrel, and increased production of by-products, partially offset by a 6.6% increase in sales volume and a 39.2% increase in selling prices per barrel, excluding the impact of realized hedging losses. Our fuel products hedging program and refinery run rates being below expectations resulted in our diesel and jet fuel sales volumes being approximately 100% hedged during the second quarter of 2011 at approximately $12.00 per barrel. This prevented us from realizing the benefit of increased market pricing for these products. Additionally, by-product production increased in the 2011 period as compared to the 2010 period due primarily to an increase in the mix of sour crude oil run rates at the Shreveport refinery.
     Selling, general and administrative. Selling, general and administrative expenses increased $5.5 million, or 35.5%, to $21.0 million in the six months ended June 30, 2011 from $15.5 million in 2010. This increase is due primarily to increased accrued incentive compensation costs of $3.0 million in 2011 compared to 2010, as well as increased overall salaries and wages, bad debt expense and advertising.
     Transportation. Transportation expenses increased $5.6 million, or 13.8%, to $45.8 million in the six months ended June 30, 2011 from $40.2 million in the same period in 2010. This increase is due primarily to increased sales volumes of lubricating oils, solvents and waxes, as well as higher freight costs.
     Insurance recoveries. Insurance recoveries were $8.7 million for the six months ended June 30, 2011. The gain was related to a claim settled in the second quarter of 2011 with insurers related to the failure of an environmental operating unit at the Shreveport refinery in the first quarter of 2010.
     Interest expense. Interest expense increased $3.3 million or 22.5%, to $18.0 million in the six months ended June 30, 2011 from $14.7 million in the six months ended June 30, 2010, due primarily to higher interest rates associated with the new 2019 Notes as compared to our term loan that was repaid in full and extinguished in connection with the issuance of the 2019 Notes.
     Debt extinguishment costs. Debt extinguishment costs were $15.1 million during the six months ended June 30, 2011. The debt extinguishment costs were related to the extinguishment of the term loan with proceeds from the issuance of the 2019 Notes.
     Realized loss on derivative instruments. Realized loss on derivative instruments decreased $3.9 million to $2.0 million in the six months ended June 30, 2011 from $5.9 million for the six months ended June 30, 2010. This change was due primarily to increased realized gains of approximately $0.9 million in our specialty products segment related to crude oil derivatives not designated as hedges for the six months ended June 30, 2011, while experiencing losses on similar specialty products segment derivatives of $4.6 million for the same period in 2010. Partially offsetting these decreased losses were realized crack spread derivative gains of $2.3 million realized in the prior period, with minimal comparable activity during the six months ended June 30, 2011.
     Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased $12.2 million, to $3.5 million in the six months ended June 30, 2011 from $15.8 million in the six months ended June 30, 2010. The decreased loss is due primarily to an increase in gain ineffectiveness during the quarter ended June 30, 2011 with significant loss ineffectiveness in the prior period. Partially offsetting this improvement were the losses on the $1.4 million in interest rate swap contracts that were discontinued as cash flow hedges of the future payment of interest on our term loan that was extinguished with the issuance of the 2019 Notes.
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
     Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions to our unitholders and general partner and debt service. We expect that our principal uses of cash in the future will be for distributions to our limited partners and general partner, debt service, replacement and environmental capital expenditures and capital expenditures related to internal growth projects and acquisitions from third parties or affiliates. We expect to fund future capital expenditures with current cash flow from operations and borrowings under our revolving credit facility. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowings under our existing revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
     As discussed above, we intend to finance the Superior Acquisition primarily through a combination of equity and long-term debt financing and through borrowings under our revolving credit facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Superior Refinery Purchase Agreement” above for additional information.
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
     The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$(70,558)	$42,567
Net cash used in investing activities	$(18,563)	$(16,896)
Net cash provided by (used in) financing activities	$89,139	$(25,653)
     Operating Activities. Operating activities used cash of $70.6 million during the six months ended June 30, 2011 compared to cash provided of $42.6 million during the same period in 2010. The change was due primarily to increases in working capital requirements of $122.0 million, due primarily to the increased crude oil inventory levels as a result of terminating certain just-in-time inventory supply arrangements with a related party, Legacy, effective May 31, 2011, increased working capital requirements resulting from increased run rates at our Shreveport facility and higher commodity prices in general, partially offset by insurance recoveries related to a settled claim with insurers resulting from the failure of an environmental operating unit at the Shreveport refinery in the first quarter of 2010.
     Investing Activities. Cash used in investing activities increased to $18.6 million during the six months ended June 30, 2011 compared to $16.9 million during the six months ended June 30, 2010. The increase is due primarily to increased capital expenditures for capital improvements, which were partially offset by insurance recoveries of $1.9 million.

     Financing Activities. Financing activities provided cash of $89.1 million for the six months ended June 30, 2011 compared to cash used of $25.7 million during the six months ended June 30, 2010. The increase is due primarily to the net proceeds from the public equity offering of $92.3 million during the first quarter of 2011 and net proceeds from the 2019 Notes offering of $389.0 million in the second quarter of 2011, partially offset by debt issuance costs, the repayment of the senior secured first lien term loan facility and quarterly distributions to our unitholders.
     On April 8, 2011, we declared a quarterly cash distribution of $0.475 per unit on all outstanding units, or approximately $19.3 million in the aggregate, for the quarter ended March 31, 2011. The distribution was paid on May 13, 2011 to unitholders of record as of the close of business on May 3, 2011. This quarterly distribution of $0.475 per unit equates to $1.90 per unit, or approximately $77.2 million in the aggregate on an annualized basis.
     On July 22, 2011, we declared a quarterly cash distribution of $0.495 per unit on all outstanding units, or approximately $20.1 million in aggregate, for the quarter ended June 30, 2011. The distribution will be paid on August 12, 2011 to unitholders of record as of the close of business on August 2, 2011. This quarterly distribution of $0.495 per unit equates to $1.98 per unit, or approximately $80.5 million in the aggregate on an annualized basis.
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

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Capital improvement expenditures	$13,039	$675
Replacement capital expenditures	5,873	8,801
Environmental capital expenditures	1,723	7,541

Total	$20,635	$17,017

     We anticipate that future capital expenditure requirements will be provided primarily through cash from operations and available borrowings under our revolving credit facility. We estimate our replacement and environmental capital expenditures will be approximately $6.0 million per quarter for the remainder of 2011, with total replacement and environmental capital expenditures below 2010 levels. These estimated amounts for 2011 include a portion of the $11.0 million to $15.0 million in environmental projects to be spent over the next five years as required by our settlement with the LDEQ under the “Small Refinery and Single Site Refining Initiative.” Please read Note 4 of Part I Item 1 “Financial Statements — Commitments and Contingencies — Environmental” for additional information. Our capital improvement expenditures have increased due to various minor capital improvement projects to reduce energy costs, improve finished product quality and improve finished product yields. We do not expect significant capital improvement expenditures for the remainder of 2011.
Debt and Credit Facilities
     As of June 30, 2011, our debt and credit facilities consisted of:
•	a $550.0 million senior secured revolving credit facility, subject to borrowing base restrictions, with a letter of credit sublimit equal to the greater of (i) $400.0 million and (ii) 80% of revolver commitments then in effect; and

•	$400.0 million of 9 3/8% senior notes due 2019.

Amended and Restated Senior Secured Revolving Credit Facility
     On June 24, 2011, we entered into an amended and restated senior secured revolving credit facility, which increased the maximum availability from $375.0 million to $550.0 million, subject to borrowing base limitations, and includes a $300.0 million incremental uncommitted expansion feature. The revolving credit facility, which matures in June 2016, has a first priority lien on our cash, accounts receivable, inventory and certain other personal property .
     The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. The revolving credit facility generally permits us to make cash distributions to our unitholders as long as immediately after giving effect to such a cash distribution we have availability under the revolving credit facility at least equal to the greater of (i) 15% of the lesser of (a) the Borrowing Base (as defined in the revolving credit facility) without giving effect to the LC Reserve (as defined in the revolving credit facility) and (b) the revolving credit facility commitments then in effect and (ii) $45.0 million. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (i) 12.5% of the lesser of (a) the Borrowing Base (as defined in the credit agreement) (without giving effect to the LC Reserve (as defined in the credit agreement)) and (b) the credit agreement commitments then in effect and (ii) $30.0 million, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0.
     Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of eligible accounts receivable and inventory (as defined by the revolving credit facility agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On June 30, 2011, we had availability on our revolving credit facility of $194.7 million, based upon a $402.2 million borrowing base, $179.5 million in outstanding standby letters of credit and outstanding borrowings of $28.1 million. Our borrowing base at June 30, 2011 was $402.2 million. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of eleven lenders with total commitments of $550.0 million.
     The revolving credit facility, which is our primary source of liquidity for cash needs in excess of cash generated from operations, matures in June 2016 and currently bears interest at prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of June 30, 2011, this margin was 125 basis points for prime and 250 basis points for LIBOR; however, the margin fluctuates quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Letters of credit issued under the revolving credit facility accrue fees at the margin applicable to LIBOR loans. Basis points margin is as follows:

Quarterly Average	Margin on Base Rate	Margin on LIBOR
Availability Percentage	Revolving Loans	Revolving Loans
≥ 66%	1.00%	2.25%
≥ 33% and < 66%	1.25%	2.50%
< 33%	1.50%	2.75%
     If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the credit facilities and exercise other rights and remedies. An event of default includes, among other things, the nonpayment of principal interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the revolving credit facility or other loan documents, subject, in limited circumstances, to certain grace periods; cross-defaults in other indebtedness if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness under any material agreement; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control over us.
     Amounts outstanding on our revolving credit facility fluctuate materially during each quarter due to normal changes in working capital, payments of quarterly distributions to unitholders and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supplies on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the second quarter of 2011 were $97.6 million. Nonetheless, our availability on our revolving credit facility during the peak borrowing days of a quarter has been ample to support our operations and service upcoming requirements. During the quarter ended June 30, 2011, availability for additional borrowings under our revolving credit facility was approximately $104.3 million at its lowest point. We believe that we will continue to have sufficient cash flow from operations and borrowing availability under our revolving credit facility to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, credit agreement covenants, contingencies and anticipated capital expenditures.
9 3/8% Senior Notes
     On April 21, 2011, we and Calumet Finance Corp. issued and sold $400.0 million in aggregate principal amount of our 9 3/8% 2019 Notes in a private placement pursuant to Rule 144A under the Securities Act to eligible purchasers. The 2019 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. We received proceeds of $389.0 million net of underwriters’ fees and expenses, which we used to repay in full borrowings outstanding under our existing senior secured first lien term loan facility, as well as all accrued interest and fees, and for general partnership purposes. Interest on the 2019 Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The 2019 Notes will mature on May 1, 2019, unless redeemed prior to maturity. The 2019 Notes are guaranteed on a senior unsecured basis by all of our operating subsidiaries and certain of our future operating subsidiaries.
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
     In connection with the notes offering on April 21, 2011, our then current revolving credit facility was amended to, among other things, (i) permit the issuance of the 2019 Notes; (ii) upon consummation of the issuance of the 2019 Notes and the termination of the senior secured first lien credit facility, release the revolving credit facility lenders’ second priority lien on the collateral securing the senior secured first lien credit facility and (iii) change the interest rate pricing on the revolving credit facility.

Registration Rights Agreement
     On April 21, 2011, in connection with the issuance and sale of the 2019 Notes, we entered into a registration rights agreement with the initial purchasers of the 2019 Notes obligating us to use reasonable best efforts to file an exchange registration statement with the SEC so that holders of the 2019 Notes can offer to exchange the 2019 Notes issued in this offering for registered notes having substantially the same terms as the 2019 Notes and evidencing the same indebtedness as the 2019 Notes. We must use reasonable best efforts to cause the exchange offer registration statement to become effective by April 20, 2012 and remain effective until 180 days after the closing of the exchange. Additionally, we have agreed to commence the exchange offer promptly after the exchange offer registration statement is declared effective by the SEC and use reasonable best efforts to complete the exchange offer not later than 60 days after such effective date. Under certain circumstances, in lieu of a registered exchange offer, we must use reasonable best efforts to file a shelf registration statement for the resale of the 2019 Notes. If we fail to satisfy these obligations on a timely basis, the annual interest borne by the 2019 Notes will be increased by up to 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective.
Senior Secured First Lien Credit Facility
     On April 21, 2011, we used approximately $369.5 million of the net proceeds from the issuance and sale of the 2019 Notes to repay in full our term loan facility, as well as accrued interest and fees, and extinguished the senior secured first lien credit facility. We did not incur any material early extinguishment penalties in connection with our termination of the senior secured first lien credit facility. Further, we recorded in the second quarter of 2011 approximately $15.1 million in extinguishment charges related to the write off of the unamortized debt issuance costs and the unamortized discount associated with the term loan.
     Borrowings under the senior secured first lien credit facility were used (i) to finance a portion of the acquisition of Penreco in 2008, (ii) to fund the anticipated growth in working capital and remaining capital expenditures associated with our Shreveport refinery expansion project completed in 2008, (iii) to refinance our then-existing term loan facility, (iv) to issue a $50.0 million letter credit to secure our obligations under one of our master derivatives contracts and (v) for general partnership purposes. Each lender under the senior secured first lien credit facility generally had a first priority lien on our fixed assets and a second priority lien on our cash, accounts receivable, inventory and certain other personal property. The senior secured first lien credit facility would have matured in January 2015.
Derivatives
     In connection with the termination of the term loan facility and the amendment of our senior secured revolving credit facility, on April 21, 2011, we entered into Amendments to certain of our master derivatives contracts to provide new credit support arrangements to secure our payment obligations under these contracts following the termination of the term loan facility and the amendment and restatement of our senior secured revolving credit facility. Under the new credit support arrangements, our payment obligations are generally secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We also issued to one counterparty a $25.0 million standby letter of credit under the revolving credit facility to replace a prefunded $50.0 million letter of credit previously issued under the senior secured first lien facility. In the event that such counterparty’s exposure to us exceeds $150.0 million, we will be required to post additional collateral support in the form of either cash or letters of credit with the counterparty to enter into additional crack spread hedges. Our master derivatives contracts will continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. In addition to the $25.0 million standby letter of credit posted to one counterparty, as of June 30, 2011 we had cash collateral posted to another counterparty of $11.9 million. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability. Our master derivative contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
     The fair value of the Company’s derivatives decreased by approximately $46.0 million subsequent to June 30, 2011 to a liability of approximately $184.0 million. As of August 8, 2011, we had approximately $31.3 million in cash margin posted with one counterparty to support crack spread hedging. All other credit support thresholds with our counterparties are at levels where it would take a substantial increase in fuel products crack spreads to require additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads to significantly impact our liquidity.

Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual cash obligations as of June 30, 2011 at current maturities and reflects only those line items that are materially changed since December 31, 2010:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
			(In thousands)
Operating activities:
Interest on long-term debt at contractual rates (1)	$309,932	$43,288	$80,219	$80,175	$106,250
Operating lease obligations (2)	33,107	11,789	15,458	5,182	678
Letters of credit (3)	179,473	179,473	—	—	—
Purchase commitments (4)	1,271,176	765,864	436,920	68,392	—
Financing activities:
Capital lease obligations	1,292	942	350	—	—
Long-term debt obligations, excluding capital lease obligations	428,090	—	—	—	428,090

Total obligations	$2,223,070	$1,001,356	$532,947	$153,749	$535,018

(1)	Interest on long-term debt at contractual rates and maturities relates primarily to our 2019 Notes and revolving credit agreement.

(2)	We have various operating leases primarily for the use of land, storage tanks, pressure stations, railcars, equipment, precious metals and office facilities that extend through August 2017.

(3)	Letters of credit primarily supporting crude oil purchases, precious metals leasing and hedging activities.

(4)	Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil and other feedstocks and finished products for resale from various suppliers based on current market prices at the time of delivery.
     In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $74.6 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of June 30, 2011. This amount is not included in the table above. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to us as liquidated damages.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
     For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part I Item 7 of our 2010 Annual Report.
Recent Accounting Pronouncements
     For additional discussion regarding recent accounting pronouncements, see Note 2 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”
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

     On February 24, 2011, we completed a public equity offering of our common units in which we sold 4,500,000 common units to the underwriters of the offering at a price to the public of $21.45 per common unit. The proceeds received by us from this offering (net of underwriting discounts, commissions and expenses but before our general partner’s capital contribution) were $92.3 million. The net proceeds were used to repay borrowings under our revolving credit facility and for general partnership purposes. Underwriting discounts totaled $3.9 million. Our general partner contributed $2.0 million to retain its 2% general partner interest.
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
Commodity Price Risk
     Holding all other variables constant, we expect a $1 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of June 30, 2011:

In millions
Crude oil swaps	$11.4
Diesel swaps	$3.6
Jet fuel swaps	$7.3
Gasoline swaps	$0.6
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
     We are exposed to market risk from fluctuations in interest rates. As of June 30, 2011, we had approximately $28.1 million of variable rate debt outstanding under our revolving credit facility. Holding other variables constant (such as debt levels), a one hundred basis point change in interest rates on our variable rate debt as of June 30, 2011 would be expected to have an impact on net income and cash flows for 2011 of approximately $0.3 million.
Existing Commodity Derivative Instruments
Fuel Products Segment
     The following table provides a summary of the implied crack spreads for the crude oil, diesel, jet fuel and gasoline swaps as of June 30, 2011 disclosed in Note 6 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements,” all of which are designated as hedges.

			Implied Crack
Crude Oil and Fuel Products Swap Contracts by Expiration Dates	Barrels	BPD	Spread ($/Bbl)
Third Quarter 2011	1,610,000	17,500	$12.75
Fourth Quarter 2011	1,334,000	14,500	12.16
Calendar Year 2012	5,626,000	15,372	13.27
Calendar Year 2013	2,864,000	7,847	23.90

Totals	11,434,000
Average price			$15.73

     At June 30, 2011, we had the following jet fuel put options related to jet fuel crack spreads in our fuel products segment, none of which are designated as hedges.

			Average	Average
			Sold Put	Bought Put
Jet Fuel Put Option Crack Spread Contracts by Expiration Dates	Barrels	BPD	($/Bbl)	($/Bbl)
Fourth Quarter 2011	184,000	2,000	$4.75	$7.00

Totals	184,000
Average price			$4.75	$7.00
Specialty Products Segment
     At June 30, 2011, we had no derivative positions outstanding related to crude oil purchases in our specialty products segment. Please refer to Note 6 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for detailed information on these derivatives.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revolving credit facility, indenture governing the 2019 Notes and master derivative contracts contain operating and financial restrictions that may restrict our business and financing activities.
     The operating and financial restrictions and covenants in our revolving credit facility, indenture governing the 2019 Notes, master derivative contracts and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities, including restrictions on our ability to, among other things:
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
     Our revolving credit facility contains operating and financial restrictions similar to the above listed items, including a springing financial covenant which provides that if availability under the revolving credit facility falls below the greater of (i) 12.5% of the lesser of (a) the Borrowing Base (as defined in the credit agreement) (without giving effect to the LC Reserve (as defined in the credit agreement)) and (b) the credit agreement commitments then in effect and (ii) $30.0 million, we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. The failure to comply with any of these or other covenants would cause a default under our revolving credit facility.

     Our existing indebtedness imposes, and any future indebtedness may impose, a number of covenants on us regarding collateral maintenance and insurance maintenance. As a result of these covenants and restrictions, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
     Our ability to comply with the covenants and restrictions contained in the indenture governing the 2019 Notes, our revolving credit facility and our master derivative contracts may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in the indenture governing the 2019 Notes, our revolving credit facility, our master derivative contracts or any future indebtedness could result in an event of default under the indenture, our revolving credit facility, our master derivative contracts, the indenture governing our 2019 Notes or our future indebtedness, which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default on our indebtedness, our debt holders and lenders:
•	will not be required to lend any additional amounts to us;
•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	could elect to require that all obligations accrue interest at the default rate, if such rate has not already been imposed;
•	may have the ability to require us to apply all of our available cash to repay these borrowings; or
•	may prevent us from making debt service payments under our other agreements, any of which could result in an event of default under the notes.
     If an acceleration of our debt occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facilities or it may not be on terms that are acceptable to us.
     If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, our obligations under our revolving credit facility are secured by substantially all of our accounts receivable, inventory and certain related assets and our obligations under our master derivative contracts are secured by a first priority lien on our real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements), and if we are unable to repay our indebtedness under the revolving credit facility or master derivative contracts, the lenders could seek to foreclose on these assets. Please read Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information regarding our long-term debt.
We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets and our ability to distribute cash to our unitholders and make payments on our debt obligations depends on the performance of our subsidiaries and their ability to distribute funds to us.
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
     Our revolving credit agreement and the indenture governing our 2019 Notes contain provisions relating to change of control of our managing general partner, our partnership and our operating subsidiaries. Upon a change of control event, we may be required immediately to repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility, the 2019 Notes and other outstanding indebtedness. The source of funds for these repayments would be our available cash or cash generated from other sources. In such an event, there is no assurance that we would be able to pay the indebtedness, in which case the lenders under our revolving credit facility would have the right to foreclose on our assets, which would have a material adverse effect on us. Furthermore, certain change of control events would constitute an event of default under the agreement governing our revolving credit facility, and we might not be able to obtain a waiver of such default. There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement or the indenture governing our 2019 Notes.
We depend on certain key crude oil and other feedstock suppliers for a significant portion of our supply of crude oil and other feedstocks, and the loss of any of these key suppliers or a material decrease in the supply of crude oil and other feedstocks generally available to our refineries could materially reduce our ability to make distributions to unitholders.
     We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in east Texas and north Louisiana. In 2010, subsidiaries of Plains All American Pipeline, L.P. and Genesis Crude Oil, L.P. supplied us with approximately 49.6% and 4.6%, respectively, of our total crude oil supplies under term contracts and evergreen crude oil supply contracts. In addition, 41.5% of our total crude oil purchases in 2010 were from Legacy Resources, an affiliate of our general partner, to supply crude oil to our Princeton and Shreveport refineries. Each of our refineries is dependent on one or more of these suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil. We do not maintain long-term contracts with most of our suppliers. For example, our contracts with Plains are currently month-to-month terminable upon 90 days’ notice. Additionally, we expect to purchase the crude oil supply for the Princeton refinery and Shreveport refinery directly from third-party suppliers under evergreen supply contracts and on the spot market. These evergreen contracts are generally terminable on 30 days notice, and purchases on the spot market may expose us to changes in commodity prices. For additional discussion regarding our crude oil and feedstock supply, please read Items 1 and 2 “Business and Properties — Crude Oil and Feedstock Supply” in our 2010 Annual Report.
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
We are dependent on certain third-party pipelines for transportation of crude oil and refined products, and if these pipelines become unavailable to us, our revenues and cash available for distributions to our unitholders and payment of our debt obligations could decline.
     Our Shreveport refinery is interconnected to pipelines that supply most of its crude oil and ship a portion of its refined fuel products to customers, such as pipelines operated by subsidiaries of Enterprise Products Partners L.P. and ExxonMobil. Since we do not own or operate any of these pipelines, their continuing operation is not within our control. In addition, any of these third-party pipelines could become unavailable to transport crude oil or our refined fuel products because of acts of God, accidents, government regulation, terrorism or other events. For example, our refinery run rates were affected by an approximately three week shutdown during May and June 2011 of the ExxonMobil crude oil pipeline serving our Shreveport refinery resulting from the Mississippi River flooding occurring during this period. If any of these third-party pipelines become unavailable to transport crude oil or our refined fuel products because of acts of God, accidents, government regulation, terrorism or other events, our revenues, net income and cash available for distributions to our unitholders and payment of our debt obligations could decline.

Decreases in the price of crude oil may lead to a reduction in the borrowing base under our revolving credit facility or the requirement that we post substantial amounts of cash collateral for derivative instruments, either of which could adversely affect our liquidity, financial condition and our ability to distribute cash to our unitholders.
     The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our capital requirements. Further, if at any time our available capacity under our revolving credit facility falls below $35.0 million, or a default or event of default exists and for an additional 60 days after those circumstances do not exist, our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations and the revolving credit facility. In addition, decreases in the price of crude oil may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our hedging positions. At June 30, 2011, we had $194.7 million in availability under our revolving credit facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information. If the borrowing base under our revolving credit facility decreases or we are required to post substantial amounts of cash collateral to our hedging counterparties, it could have a material adverse effect on our liquidity, financial condition and our ability to distribute cash to our unitholders.
An increase in interest rates will cause our debt service obligations to increase.
     Borrowings under our revolving credit facility bear interest at a floating rate (4.50% as of June 30, 2011). The interest rate is subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     None.

Item 6. Exhibits
     The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.2	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

3.3	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.4	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

3.5	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No. 000-51734)).

3.6	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No. 000-51734)).

4.1	Specimen Unit Certificate representing common units (incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010 (File No. 000-51734)).

4.2	Indenture, dated April 21, 2011, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2011 (File No. 000-51734)).

4.3	Registration Rights Agreement, dated April 21, 2011, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2011 (File No. 000-51734)).

10.1*	Amended and Restated ISDA Master Agreement and related Schedule, Lien Annex, Credit Support Annex and amendments thereto, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company.

10.2*	Collateral Trust Agreement, as amended, dated as of April 21, 2011, among Calumet Lubricants Co., Limited Partnership, the guarantors party thereto, the secured hedge counterparties thereto and Bank of America, N.A.

10.3	Amended and Restated Credit Agreement, dated as June 24, 2011, by and among Calumet Specialty Products Partners, L.P. and its subsidiaries as Borrowers, the Lenders, Bank of America, N.A., as Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2011 (File No. 000-51734)).

31.1*	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2*	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1*	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

100.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of the registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: August 8, 2011

Index to Exhibits

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.2	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

3.3	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.4	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

3.5	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No. 000-51734)).

3.6	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No. 000-51734)).

4.1	Specimen Unit Certificate representing common units (incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010 (File No. 000-51734)).

4.2	Indenture, dated April 21, 2011, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2011 (File No. 000-51734)).

4.3	Registration Rights Agreement, dated April 21, 2011, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2011 (File No. 000-51734)).

10.1*	Amended and Restated ISDA Master Agreement and related Schedule, Lien Annex, Credit Support Annex and amendments thereto, dated as of January 3, 2008, between Calumet Lubricants Co., Limited Partnership and J. Aron & Company.

10.2*	Collateral Trust Agreement, as amended, dated as of April 21, 2011, among Calumet Lubricants Co., Limited Partnership, the guarantors party thereto, the secured hedge counterparties thereto and Bank of America, N.A.

10.3	Amended and Restated Credit Agreement, dated as June 24, 2011, by and among Calumet Specialty Products Partners, L.P. and its subsidiaries as Borrowers, the Lenders, Bank of America, N.A., as Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2011 (File No. 000-51734)).

31.1*	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2*	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1*	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

100.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of the registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.