Form 10-Q
period 2012-03-31
Calumet Specialty Products Partners, L.P.
filed 2012-05-04
CIK 1340122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934

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

(317) 328-5660

(Registrant’s Telephone Number Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No  ☒

At May 4, 2012, there were 51,529,778 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

QUARTERLY REPORT

For the Three Months Ended March 31, 2012

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of the required audits or required operational changes included in our settlement with the Louisiana Department of Environmental Quality (“LDEQ”) or other environmental and regulatory liabilities, (ii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes and fuel products price changes, (iii) our plans, objectives, expectations and intentions with respect to the future operations of the Superior refinery and associated assets and (iv) our ability to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (1) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and (2) Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Annual Report”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I

Item 1. Financial Statements

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$6,416	$64
Accounts receivable:
Trade	286,154	208,928
Other	5,414	3,137

	291,568	212,065
Inventories	506,584	497,740
Derivative assets	77	58,502
Prepaid expenses and other current assets	6,343	8,179
Deposits	3,287	2,094

Total current assets	814,275	778,644
Property, plant and equipment, net	861,323	842,101
Goodwill	49,217	48,335
Other intangible assets, net	31,091	22,675
Other noncurrent assets, net	43,513	40,303

Total assets	$1,799,419	$1,732,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$339,969	$300,859
Accounts payable — related parties	1,504	1,967
Accrued interest payable	24,330	10,500
Accrued salaries, wages and benefits	8,691	13,481
Taxes payable	12,805	13,068
Other current liabilities	4,478	4,600
Current portion of long-term debt	1,020	551
Derivative liabilities	90,724	43,581

Total current liabilities	483,521	388,607
Pension and postretirement benefit obligations	26,584	26,957
Other long-term liabilities	1,497	1,055
Long-term debt, less current portion	665,623	586,539

Total liabilities	1,177,225	1,003,158
Commitments and contingencies
Partners’ capital:
Limited partners’ interest (51,529,778 units issued and outstanding at March 31, 2012 and December 31, 2011)	689,160	666,471
General partner’s interest	24,624	23,902
Accumulated other comprehensive income (loss)	(91,590)	38,527

Total partners’ capital	622,194	728,900

Total liabilities and partners’ capital	$1,799,419	$1,732,058

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per unit data)
Sales	$1,169,586	$605,240
Cost of sales	1,085,342	558,376

Gross profit	84,244	46,864

Operating costs and expenses:
Selling, general and administrative	18,142	10,528
Transportation	27,542	23,075
Taxes other than income taxes	1,730	1,360
Other	1,816	535

Operating income	35,014	11,366

Other income (expense):
Interest expense	(18,584)	(7,481)
Realized gain on derivative instruments	9,424	386
Unrealized gain (loss) on derivative instruments	26,044	(417)
Other	118	617

Total other income (expense)	17,002	(6,895)

Net income before income taxes	52,016	4,471
Income tax expense	93	270

Net income	$51,923	$4,201

Allocation of net income:
Net income	$51,923	$4,201
Less:
General partner’s interest in net income	1,038	84
General partner’s incentive distribution rights	523	—
Nonvested share based payments	308	—

Net income available to limited partners	$50,054	$4,117

Weighted average limited partner units outstanding:
Basic	51,685	36,875

Diluted	51,736	36,895

Limited partners’ interest basic and diluted net income per unit	$0.97	$0.11

Cash distributions declared per limited partner unit	$0.53	$0.47

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$51,923	$4,201
Other comprehensive loss:
Cash flow hedges:
Cash flow hedge loss reclassified to net income	42,802	19,514
Change in fair value of cash flow hedges	(173,054)	(128,724)
Defined benefit pension and retiree health benefit plans	135	61

Total other comprehensive loss	(130,117)	(109,149)

Comprehensive loss attributable to partners’ capital	$(78,194)	$(104,948)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other	Partners’ Capital
	Comprehensive	General	Limited
	Income (Loss)	Partner	Partners	Total
	(In thousands)
Balance at December 31, 2011	$38,527	$23,902	$666,471	$728,900
Other comprehensive loss	(130,117)	—	—	(130,117)
Net income	—	1,561	50,362	51,923
Units repurchased for phantom unit grants	—	—	(2,036)	(2,036)
Issuance of phantom units	—	—	1,579	1,579
Amortization of vested phantom units	—	—	144	144
Distributions to partners	—	(839)	(27,360)	(28,199)

Balance at March 31, 2012	$(91,590)	$24,624	$689,160	$622,194

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities
Net income	$51,923	$4,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,624	14,432
Amortization of turnaround costs	3,522	3,213
Non-cash interest expense	1,373	998
Provision for doubtful accounts	250	135
Unrealized (gain) loss on derivative instruments	(26,044)	417
Non-cash equity based compensation	592	896
Other non-cash activities	246	131
Changes in assets and liabilities:
Accounts receivable	(75,188)	(27,430)
Inventories	1,907	(24,819)
Prepaid expenses and other current assets	2,105	414
Derivative activity	1,360	4,305
Turnaround costs	(7,933)	(5,587)
Deposits	(1,193)	(29,900)
Other assets	—	(893)
Accounts payable	35,975	31,697
Accrued interest payable	13,830	(730)
Accrued salaries, wages and benefits	(3,810)	(1,884)
Taxes payable	(263)	(79)
Other liabilities	(948)	(12,019)
Pension and postretirement benefit obligations	(238)	(404)

Net cash provided by (used in) operating activities	17,090	(42,906)
Investing activities
Additions to property, plant and equipment	(9,735)	(6,566)
Acquisitions of TruSouth and Missouri	(46,398)	—
Proceeds from sale of equipment	1,900	59

Net cash used in investing activities	(54,233)	(6,507)
Financing activities
Proceeds from borrowings — revolving credit facility	678,582	289,791
Repayments of borrowings — revolving credit facility	(604,411)	(300,623)
Repayments of borrowings — term loan credit facility	—	(963)
Payments on capital lease obligations	(441)	(267)
Proceeds from public offering of common units, net	—	92,366
Contributions from Calumet GP, LLC	—	1,970
Common units repurchased for vested phantom unit grants	(2,036)	(620)
Distributions to partners	(28,199)	(16,948)

Net cash provided by financing activities	43,495	64,706

Net increase in cash and cash equivalents	6,352	15,293
Cash and cash equivalents at beginning of period	64	37

Cash and cash equivalents at end of period	$6,416	$15,330

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Description of the Business

Calumet Specialty Products Partners, L.P. (the “Company”) is a Delaware limited partnership. The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2012, the Company had 51,529,778 limited partner common units and 1,051,628 general partner equivalent units. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all employees and the limited partnership reimburses the general partner for all expenses. The Company is engaged in the production and marketing of crude oil-based specialty lubricating oils, white mineral oils, solvents, petrolatums, asphalt, waxes and fuel and fuel related products including gasoline, diesel, jet fuel and heavy fuel oils. The Company owns facilities located in Shreveport, Louisiana (“Shreveport” and “TruSouth”); Superior, Wisconsin (“Superior”); Princeton, Louisiana (“Princeton”); Cotton Valley, Louisiana (“Cotton Valley”); Karns City, Pennsylvania (“Karns City”); Dickinson, Texas (“Dickinson”) and Louisiana, Missouri (“Missouri”) and terminals located in Burnham, Illinois (“Burnham”); Rhinelander, Wisconsin (“Rhinelander”); Crookston, Minnesota (“Crookston”) and Proctor, Minnesota (“Duluth”).

The unaudited condensed consolidated financial statements of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report.

2. New and Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 will require entities to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of such arrangements on the balance sheet. Entities are required to disclose both gross information and net information about financial instruments and derivative instruments that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. ASU 20011-11 is effective for the first reporting period (including interim periods) beginning after January 1, 2013 and should be applied retrospectively for any period presented. The Company is in the process of evaluating the impact of the adoption of ASU 2011-11 on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of partners’ capital. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income (loss) which contains two sections, net income and other comprehensive income (loss), or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income (loss) by component in both the statement in which net income is presented and the statement in which other comprehensive income (loss) is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. Amendments to ASU 2011-05, as superseded by ASU 2011-12, are effective for fiscal years (including interim periods) beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company elected to present the components of comprehensive loss in two separate but consecutive financial statements, which is illustrated in the unaudited condensed consolidated statements of operations and the unaudited condensed consolidated statements of comprehensive loss.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

3. Acquisitions

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

The allocation of the aggregate purchase price to assets acquired and liabilities assumed is as follows:

Allocation of Purchase Price
Inventories	$183,602
Prepaid expenses and other current assets	5,845
Property, plant and equipment	239,478
Accrued salaries, wages and benefits	(775)
Pension and postretirement benefit obligations	(14,977)

Total purchase price	$413,173

Missouri Acquisition

On January 3, 2012, the Company completed the acquisition of the aviation and refrigerant lubricants business (a polyolester based synthetic lubricants business) of Hercules Incorporated, a subsidiary of Ashland, Inc., and a manufacturing facility located in Louisiana, Missouri (“Missouri Acquisition”) for aggregate consideration of approximately $19,575, excluding certain purchase price adjustments. The Missouri Acquisition was financed with borrowings under the Company’s revolving credit facility and cash on hand. The Company believes the Missouri Acquisition will provide greater diversity to its specialty products segment. The assets acquired have been included in the condensed consolidated balance sheet and results have been included in the unaudited condensed consolidated statements of operations since the date of acquisition. In connection with the Missouri Acquisition, the Company incurred acquisition costs during 2012 of approximately $480 which are reflected in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company recorded $795 of goodwill as a result of this acquisition, all of which was recorded within the Company’s specialty products segment. The preliminary allocation of the aggregate purchase price to assets acquired is as follows:

Allocation of Purchase Price
Inventories	$2,775
Property, plant and equipment	9,955
Goodwill	795
Other intangible assets	6,050

Total purchase price	$19,575

The component of the intangible asset listed in the table above as of January 3, 2012, based upon a preliminary third party appraisal, was as follows:

	Amount	Life
Customer relationships	$6,050	20

TruSouth Acquisition

On January 6, 2012, the Company completed the acquisition of all of the outstanding membership interests of TruSouth Oil, LLC, a specialty petroleum packaging and distribution company located in Shreveport, Louisiana (“TruSouth Acquisition”) for aggregate consideration of approximately $26,823, excluding certain purchase price adjustments. The TruSouth Acquisition was financed with borrowings under the Company’s revolving credit facility. Immediately prior to its acquisition by the Company, TruSouth was owned in part by affiliates of the Company’s general partner. The Company believes the TruSouth Acquisition will provide greater diversity to its specialty products segment. The assets acquired and liabilities assumed have been included in the condensed consolidated balance sheet and results have been included in the unaudited condensed consolidated statements of operations since the date of acquisition. In connection with the TruSouth Acquisition, the Company incurred acquisition costs during 2012 of approximately $154 which are reflected in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company recorded $71 of goodwill as a result of this acquisition, all of which was recorded within the Company’s specialty products segment. The preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed is as follows:

Allocation of Purchase Price
Accounts receivable	$4,565
Inventories	7,976
Prepaid expenses and other current assets	269
Property, plant and equipment	17,344
Goodwill	71
Other intangible assets	4,205
Accounts payable	(2,672)
Accrued salaries, wages and benefits	(151)
Other current liabilities	(1,268)
Long-term debt	(3,516)

Total purchase price, net of cash acquired	$26,823

The components of intangible assets listed in the table above as of January 6, 2012, based upon a preliminary third party appraisal, were as follows:

	Amount	Life
Customer relationships	$2,395	15
Tradenames	1,685	9
Non-competition agreements	125	2

Total	$4,205

Weighted average amortization period		12

Results of Sales and Earnings

The following financial information reflects the results of sales and operating income of the Superior, Missouri and TruSouth Acquisitions that is included in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2012:

Three Months Ended
March 31, 2012
Sales	$353,822
Operating income	20,372

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the unaudited condensed consolidated results of operations of the Company as if the Superior, Missouri and TruSouth Acquisitions had taken place on January 1, 2011.

Three Months Ended
March 31, 2011
Sales	$898,140
Net income	13,414
Limited partners’ interest net income per unit — basic and diluted	$0.26

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Superior, Missouri and TruSouth Acquisitions. This unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

The 2011 unaudited pro forma financial information reflects adjustments to increase interest expense by $3,396 as a result of the issuance of the 2019 Notes (defined below), amending and restating the revolving credit facility, additional borrowings under the revolving credit facility to fund a portion of the Superior, Missouri and TruSouth Acquisitions and the repayment of borrowings under the prior term loan from the net proceeds of the 2019 Notes issued in April 2011. Additionally, the unaudited pro forma financial information reflects adjustments to increase depreciation expense by $216 as a result of the addition of fixed assets related to the Superior Acquisition at their estimated fair value, as well as adjustments to eliminate the income tax expense attributable to the Superior Acquisition and of $4,468.

Fair Value Measurements of Acquisitions

The fair value of the property, plant and equipment and intangible assets are based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to individual assets acquired and liabilities assumed.

4. Inventories

The cost of inventories is determined using the last-in, first-out (LIFO) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value.

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$111,571	$105,802
Work in process	108,658	91,763
Finished goods	286,355	300,175

	$506,584	$497,740

The replacement cost of these inventories, based on current market values, would have been $97,913 and $87,635 higher as of March 31, 2012 and December 31, 2011, respectively.

5. Commitments and Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxation and regulatory authorities, such as the U.S. Environmental Protection Agency (“EPA”), the Louisiana Department of Environmental Quality (“LDEQ”), the Wisconsin Department of Natural Resources (“WDNR”), the Internal Revenue Service, various state and local departments of revenue and the federal Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of the Company’s business. In addition, the Company has property, business interruption, general liability and various other insurance policies that may result in certain losses or expenditures being reimbursed to the Company.

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

In connection with the Superior Acquisition, the Company became a party to an existing consent decree (“Consent Decree”) with the EPA and WDNR that applies, in part, to its Superior refinery. Under the Consent Decree, the Company will have to complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the facility to the EPA and WDNR. The Company currently estimates costs of approximately $4,500 to make known equipment upgrades and conduct other discrete tasks in compliance with the Consent Decree. Failure to perform required tasks under the Consent Decree could result in the imposition of stipulated penalties, which could be significant. In addition, the Company may have to pursue certain additional environmental and safety-related projects at the Superior refinery including, but not limited to: (i) installing process equipment pursuant to applicable EPA fuel content regulations; (ii) purchasing emission credits on an interim basis until such time as any process equipment that may be required under the EPA fuel content regulations is installed and operational; (iii) performing monitoring and remediation of historical contamination at the facility; (iv) upgrading treatment equipment or possibly pursuing other remedies, as necessary, to satisfy new effluent discharge limits under a federal Clean Water Act permit renewal that is pending and (v) pursuing various voluntary programs at the Superior refinery, including removing asbestos-containing materials or enhancing process safety or other maintenance practices. Completion of these additional projects would result in the Company incurring additional costs, which could be substantial. For the three months ended March 31, 2012, the Company incurred approximately $543 of costs related to installing process equipment pursuant to the EPA fuel content regulations. The Company currently estimates costs for performing monitoring and remediation of historical contamination at the Superior refinery to be approximately $200 per year.

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

On December 23, 2010, the Company entered into a settlement agreement with the LDEQ under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering Calumet’s Shreveport, Princeton, and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act and federal Clean Water Act regulations prior to December 31, 2010. The Company made a $1,000 payment to the LDEQ and agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During the three months ended March 31, 2012, the Company incurred approximately $1,000 of expenditures and estimates additional expenditures of approximately $6,000 to $10,000 of capital expenditures and expenditures related to additional personnel and environmental studies over the next four years as a result of the implementation of these requirements. This agreement also fully settles the alleged environmental and permit violations at the Company’s Cotton Valley and Princeton refineries and stipulates that no further civil penalties over alleged past violations at those refineries will be pursued by the LDEQ. The required investments are expected to include projects resulting in (i) nitrogen oxide and sulfur dioxide emission reductions from heaters and boilers and the application of New Source Performance Standards for sulfur recovery plants and flaring devices, (ii) control of incidents related to acid gas flaring, tail gas and hydrocarbon flaring, (iii) electrical reliability improvements to reduce flaring, (iv) flare refurbishment at the Shreveport refinery, (v) enhancement of the Benzene Waste National Emissions Standards for Hazardous Air Pollutants programs and the Leak Detection and Repair programs at the Company’s Shreveport, Princeton and Cotton Valley refineries and (vi) Title V audits and targeted audits of certain regulatory compliance programs. During negotiations with the LDEQ, the Company voluntarily initiated projects for certain of these requirements prior to completing the Global Settlement with the LDEQ, and currently anticipates completion of these projects over the next four years. These capital investment requirements will be incorporated into the Company’s annual capital expenditures budget and the Company does not expect any additional capital expenditures as a result of the required audits or required operational changes included in the Global Settlement to have a material adverse effect on the Company’s financial results or operations. The terms of this settlement agreement were deemed final and effective on January 31, 2012 upon the concurrence of the Louisiana Attorney General.

Voluntary remediation of subsurface contamination is in process at each of the Company’s refinery sites. The remedial projects are being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the groundwater contamination at these refineries can be controlled or remedied without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material. The Company incurred approximately $204 of such capital expenditures at its Cotton Valley refinery during the first three months of 2011 and completed such capital expenditures during 2011 at its Cotton Valley refinery.

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

The Company has completed studies to assess the adequacy of its process safety management practices at its Shreveport refinery with respect to certain consensus codes and standards. During the three months ended March 31, 2012, the Company incurred approximately $254 of capital expenditures and expects to incur between $1,000 and $4,000 of capital expenditures during the remainder of 2012 and in 2013 to address OSHA compliance issues identified in these studies. The Company expects these capital expenditures will enhance its equipment such that the equipment maintains compliance with applicable consensus codes and standards.

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued to domestic vendors. As of March 31, 2012 and December 31, 2011, the Company had outstanding standby letters of credit of $223,928 and $230,040, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 6 for additional information regarding the revolving credit facility. The maximum amount of letters of credit the Company could issue at March 31, 2012 and December 31, 2011 under its revolving credit facility is subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $680,000, which is the greater of (i) $400,000 and (ii) 80% of revolver commitments ($850,000 at March 31, 2012 and December 31, 2011) in effect.

As of March 31, 2012 and December 31, 2011, the Company had availability to issue letters of credit of $343,242 and $340,715, respectively, under its revolving credit facility. As discussed in Note 7, as of March 31, 2012 and December 31, 2011 the outstanding standby letters of credit issued under the revolving credit facility included a $25,000 letter of credit issued to a hedging counterparty to support a portion of its fuel products hedging program.

6. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments monthly, borrowings due June 2016, weighted average rate of 2.97% for the three months ended March 31, 2012	$74,171	$—
Borrowings under 2019 Notes, interest at a fixed rate of 9.375%, interest payments semiannually, borrowings due May 2019, effective interest rate of 9.89% for the three months ended March 31, 2012	600,000	600,000
Capital lease obligations, at various interest rates, interest and principal payments quarterly through January 2027	5,857	786
Less unamortized discount on 2019 Notes issued in September 2011	(13,385)	(13,696)

Total long-term debt	666,643	587,090
Less current portion of long-term debt	1,020	551

	$665,623	$586,539

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

On September 19, 2011, in connection with the Superior Acquisition, the Company issued and sold $200,000 in aggregate principal amount of 9 3/8% of senior notes due May 1, 2019 (the “2019 Notes issued in September 2011”) in a private placement pursuant to Rule 144A under the Securities Act to eligible purchasers at a discounted price of 93 percent of par. The 2019 Notes issued in September 2011 were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Company received proceeds of $180,296 net of discount, underwriters’ fees and expenses, which the Company used to fund a portion of the purchase price of the Superior Acquisition. Because the terms of the 2019 Notes issued in September 2011 are substantially identical to the terms of the 2019 Notes issued in April 2011, in this Quarterly Report, the Company collectively refers to the 2019 Notes issued in April 2011 and the 2019 Notes issued in September 2011 as the “2019 Notes.”

Interest on the 2019 Notes is paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The 2019 Notes will mature on May 1, 2019, unless redeemed prior to maturity. The 2019 Notes are jointly and severally guaranteed on a senior unsecured basis by all of the Company’s current operating subsidiaries and certain of the Company’s future operating subsidiaries, with the exception of Calumet Finance Corp. (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Company’s indebtedness, including the 2019 Notes). The operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the 2019 Notes.

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

Amended and Restated Senior Secured Revolving Credit Facility

The Company has an $850,000 senior secured revolving credit facility, which is its primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in June 2016 and currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. As of March 31, 2012, the margin was 125 basis points for prime and 250 basis points for LIBOR; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.

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

The borrowing capacity at March 31, 2012 under the revolving credit facility was $641,341. As of March 31, 2012, the Company had outstanding borrowings under the revolving credit facility of $74,171, leaving $343,242 available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s cash, accounts receivable, inventory and certain other personal property.

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

Capital Lease Obligations

In connection with the TruSouth Acquisition, the Company has $5,432 of capital leases for a building and equipment.

Maturities of Long-term Debt

As of March 31, 2012, maturities of the Company’s long-term debt are as follows:

Year	Maturity
2012	$801
2013	876
2014	514
2015	379
2016	74,557
Thereafter	602,901

Total	$680,028

7. Derivatives

The Company utilizes derivative instruments to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and natural gas, the sale of fuel products and interest payments. The Company employs various hedging strategies, which are further discussed below. The Company does not hold or issue derivative instruments for trading purposes.

The Company recognizes all derivative instruments at their fair values (see Note 8) as either current assets or current liabilities on the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company’s financial results are subject to the possibility that changes in a derivative’s fair value could result in significant ineffectiveness and potentially no longer qualify it for hedge accounting. The Company recorded the following derivative assets and liabilities at their fair values as of March 31, 2012 and December 31, 2011:

	Derivative Assets		Derivative Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps (1)	$5,805	$83,919	$176,931	$56,041
Gasoline swaps	(70)	(20,605)	(70,620)	(1,596)
Diesel swaps	(4,348)	(4,561)	(86,193)	(22,586)
Jet fuel swaps	(1,310)	1,077	(107,552)	(72,537)

Total derivative instruments designated as hedges	77	59,830	(87,434)	(40,678)
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps (2)	—	—	1,697	—
Specialty products segment:
Crude oil swaps	—	—	—	—
Natural gas swaps (2)	—	(1,328)	(4,692)	(1,892)
Interest rate swaps: (3)	—	—	(295)	(1,011)

Total derivative instruments not designated as hedges	—	(1,328)	(3,290)	(2,903)

Total derivative instruments	$77	$58,502	$(90,724)	$(43,581)

(1)	This contains $91,937 of superior crude oil hedges. Refer to further discussion below related to these hedges.
(2)	The Company enters into natural gas swaps to economically hedge its exposures to price risk related to these commodities in its specialty products segment. The Company has not designated these derivative instruments as cash flow hedges.
(3)	The Company refinanced a significant majority of its long-term debt in April 2011 and, as a result, all of its interest rate swaps that were designated as cash flow hedges for the interest payments under the previous term loan facility are no longer designated as cash flow hedges.

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

To the extent a derivative instrument is determined to be effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of partners’ capital in the condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the unaudited condensed consolidated statements of operations. Hedge accounting is discontinued when it is determined that a derivative no longer qualifies as an effective hedge or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative instrument no longer qualifies as an effective cash flow hedge, the derivative instrument is subject to the mark-to-market method of accounting prospectively. Changes in the mark-to-market fair value of the derivative instrument are recorded to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Unrealized gains and losses related to discontinued cash flow hedges that were previously accumulated in accumulated other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur, at which at that time, associated deferred amounts in accumulated other comprehensive income (loss) are immediately recognized in unrealized gain (loss) on derivative instruments. Effective January 1, 2012, hedge accounting was discontinued prospectively for certain crude oil derivative instruments when it was determined that they were no longer highly effective in offsetting changes in the cash flows associated with crude oil purchases at our Superior refinery. The loss of hedge accounting on these derivatives has caused the Company to recognize derivative gains of $27,179 and $29,298 in realized and unrealized gain on derivative instruments, respectively, during the first quarter of 2012.

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

The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed statement of other comprehensive loss and its unaudited condensed consolidated statements of partners’ capital as of, and for the three months ended, March 31, 2012 and 2011 related to its derivative instruments that were designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)			Amount of Gain (Loss) Recognized in Net Income on Derivatives (Ineffective Portion)
	Three Months Ended March 31,		Location of (Gain)	Three Months Ended March 31,		Location of	Three Months Ended March 31,
Type of Derivative	2012	2011	Loss	2012	2011	Gain (Loss)	2012	2011
Fuel products segment:
Crude oil swaps	$32,690	$136,946	Cost of sales	$(23,711)	$(19,101)	Unrealized/ Realized	$61,629	$1,219
Gasoline swaps	(58,267)	(19,110)	Sales	16,306	6,239	Unrealized/ Realized	(18,739)	(461)
Diesel swaps	(68,830)	(96,322)	Sales	6,605	18,113	Unrealized/ Realized	(2,599)	(557)
Jet fuel swaps	(78,647)	(150,583)	Sales	43,602	13,561	Unrealized/ Realized	(4,342)	(476)
Jet fuel collars	—	—	Sales	—	—	Unrealized/ Realized	—	—
Specialty products segment:
Crude oil swaps	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Natural gas swaps	—	—	Cost of sales	—	—	Unrealized/ Realized	—	—
Interest rate swaps:		345	Interest expense	—	702	Unrealized/ Realized	—	—

Total	$(173,054)	$(128,724)		$42,802	$19,514		$35,949	$(275)

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations and its unaudited condensed consolidated statements of partners’ capital for the three months ended March 31, 2012 and 2011 related to its derivative instruments not designated as cash flow hedges, including derivative instruments discontinued prospectively as cash flow hedges as of January 1, 2012:

	Amount of Gain (Loss) Recognized in Realized Gain on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
Type of Derivative	2012	2011	2012	2011
Fuel products segment:
Crude oil swaps	$427	$—	$1,697	$—
Gasoline swaps	—	—	—	—
Diesel swaps	—	—	—	—
Jet fuel swaps	—	—	—	—
Jet fuel collars	—	(562)	—	543
Specialty products segment:
Crude oil swaps	—	932	—	(662)
Natural gas swaps	(1,400)	—	(1,472)	—
Interest rate swaps:	(449)	(199)	716	192

Total	$(1,422)	$171	$941	$73

The cash flow impact of the Company’s derivative activities is classified primarily as a component of net income in the operating activities section in the unaudited condensed consolidated statements of cash flows.

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of March 31, 2012, the Company had one counterparty, in which the derivatives held were a net asset, totaling $77. As of December 31, 2011, the Company had three counterparties in which the derivatives held were net assets, totaling $58,502. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company executes all of its derivative instruments with large financial institutions that have ratings of at least Baa1 and A- by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of March 31, 2012 or December 31, 2011. The Company’s contracts with these counterparties allow for netting of derivative instruments executed under each contract. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in deposits, on the Company’s condensed consolidated balance sheets and not netted against derivative assets or liabilities. As of March 31, 2012 and December 31, 2011, the Company had provided its counterparties with no collateral above the $25,000 letter of credit provided to one counterparty to support crack spread hedging. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.

Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. In certain cases, the Company’s credit threshold is dependent upon the Company’s maintenance of certain corporate credit ratings with Moody’s and S&P. In the event that the Company’s corporate credit rating was lowered below its current level by either Moody’s or S&P, such counterparties would have the right to reduce the applicable threshold to zero and demand full collateralization of the Company’s net liability position on outstanding derivative instruments. As of March 31, 2012 and December 31, 2011, there was a net asset of $77 and $3,561, respectively, associated with the Company’s outstanding derivative instruments subject to such requirements. In addition, the majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business.

The effective portion of the cash flow hedges classified in accumulated other comprehensive loss is $83,158 as of March 31, 2012. The effective portion of the hedges classified in accumulated other comprehensive income was $47,094 as of December 31, 2011. Absent a change in the fair market value of the underlying transactions, the following will be reclassified to earnings by December 31, 2014 with balances being recognized as follows:

Year	Accumulated Other Comprehensive Loss
2012	$(73,024)
2013	(9,297)
2014	(837)

Total	$(83,158)

Based on fair values as of March 31, 2012, the Company expects to reclassify $77,080 of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to actual crude oil purchases and gasoline, diesel and jet fuel sales. However, the amounts actually realized will be dependent on the fair values as of the dates of settlement.

Crude Oil Swap and Collar Contracts — Specialty Products Segment

The Company is exposed to fluctuations in the price of crude oil, its principal raw material. Historically, the Company has utilized combinations of options and swaps to manage crude oil price risk and volatility of cash flows in its specialty products segment. These derivatives may be designated as cash flow hedges of the future purchase of crude oil if they meet the hedge criteria. The Company’s general policy is to enter into crude oil derivative contracts that mitigate the Company’s exposure to price risk associated with crude oil purchases related to specialty products production (for up to 70% of expected purchases). While the Company’s policy generally requires that these derivative instruments be short term in nature and expire within three to nine months from execution, the Company may execute derivative contracts for up to two years forward, if a change in the risks supports lengthening the Company’s position. As of March 31, 2012 and December 31, 2011, the Company did not have any crude oil derivatives related to future crude oil purchases in its specialty products segment.

Crude Oil Swap Contracts — Fuel Products Segment

The Company is exposed to fluctuations in the price of crude oil, its principal raw material. The Company utilizes swap contracts to manage crude oil price risk and volatility of cash flows in its fuel products segment. The Company’s policy is generally to enter into crude oil swap contracts for a period no greater than five years forward and for no more than 75% of crude oil purchases used in fuels production. At March 31, 2012, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as cash flow hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Second Quarter 2012	3,017,500	33,159	$86.23
Third Quarter 2012	2,852,000	31,000	84.83
Fourth Quarter 2012	2,622,000	28,500	86.73
Calendar Year 2013	5,417,000	14,841	99.57
Calendar Year 2014	1,000,000	2,740	90.55

Totals	14,908,500
Average price			$91.19

At March 31, 2012, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as cash flow hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Second Quarter 2012	60,000	659	$101.52
Calendar Year 2013	1,091,000	2,989	102.21

Totals	1,151,000
Average price			$102.18

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

Diesel Swap Contracts

At March 31, 2012, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as cash flow hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2012	819,000	9,000	$110.09
Third Quarter 2012	1,150,000	12,500	105.48
Fourth Quarter 2012	966,000	10,500	110.11
Calendar Year 2013	2,922,000	8,005	125.34

Totals	5,857,000
Average price			$116.80

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

Jet Fuel Swap Contracts

At March 31, 2012, the Company had the following derivatives related to diesel and jet fuel sales in its fuel products segment, all of which are designated as cash flow hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2012	1,046,500	11,500	$98.47
Third Quarter 2012	782,000	8,500	99.78
Fourth Quarter 2012	736,000	8,000	104.79
Calendar Year 2013	2,498,000	6,844	127.09
Calendar Year 2014	1,000,000	2,740	115.56

Totals	6,062,500
Average price			$114.02

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

Gasoline Swap Contracts

At March 31, 2012, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as cash flow hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2012	1,212,000	13,319	$109.48
Third Quarter 2012	920,000	10,000	102.48
Fourth Quarter 2012	920,000	10,000	102.48
Calendar Year 2013	1,088,000	2,981	114.18

Totals	4,140,000
Average price			$107.60

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

Natural Gas Swap Contracts

Natural gas purchases comprise a significant component of the Company’s cost of sales; therefore, changes in the price of natural gas also significantly affect its profitability and cash flows. The Company utilizes swap contracts to manage natural gas price risk and volatility of cash flows. The Company’s policy is generally to enter into natural gas derivative contracts to hedge no more than 75% of its anticipated natural gas requirement for a period no greater than three years forward. At March 31, 2012, the Company had the following natural gas derivatives related to natural gas purchases in its specialty products segment, none of which were designated as cash flow hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Second Quarter 2012	1,200,000	$3.93
Third Quarter 2012	1,200,000	4.03
Fourth Quarter 2012	600,000	4.08

Totals	3,000,000
Average price		$4.00

At December 31, 2011, the Company had the following natural gas derivatives related to natural gas purchases in its specialty products segment, none of which were designated as cash flow hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
First Quarter 2012	1,200,000	$3.90
Second Quarter 2012	1,200,000	3.93
Third Quarter 2012	1,200,000	4.03
Fourth Quarter 2012	600,000	4.08

Totals	4,200,000
Average price		$3.97

Interest Rate Swap Contracts

The Company’s profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of the Company’s interest rate risk management activities is to hedge its exposure to changes in interest rates. Historically, the Company’s policy has been to enter into interest rate swap agreements to hedge up to 75% of its interest rate risk related to variable rate debt. With the issuances during 2011 of the 2019 Notes, which constitute fixed rate debt, the Company does not expect to enter into additional hedges (beyond those listed below) to fix its interest rates. The following table summarizes the Company’s outstanding interest rate swaps as of March 31, 2012:

Interest Rate Swap Contract	Effective Date	Maturity Date	Notional Amount	Swap Contract	Weighted Average Fixed Rate
2006 Swap (1)	June 9, 2006	December 10, 2012	$ 39,950	3 Month LIBOR	5.44%
2006 Swap (1)	December 10, 2007	December 10, 2012	39,950	3 Month LIBOR plus 1.98% spread	5.44%

(1)	Due to the repayment of $19,000 of the outstanding balance of the Company’s then existing term loan facility in August 2007 and subsequent refinancing of the remaining term loan balance, this interest rate swap contract was not designated as a cash flow hedge of the future payment of interest. The entire change in the fair value of this interest rate swap was recorded to unrealized loss on derivative instruments in the consolidated statements of operations. In the first quarter of 2008, the Company fixed its unrealized loss on this interest rate swap derivative instrument by entering into an offsetting interest rate swap expiring December 2012, which is not designated as a cash flow hedge. The notional amount is based upon a fixed schedule set forth in the confirmation, and the amount disclosed is the notional amount as of March 31, 2012.

8. Fair Value Measurements

The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These tiers include the following:

•	Level 1 – inputs include observable unadjusted quoted prices in active markets for identical assets or liabilities

•	Level 2 – inputs include other than quoted prices in active markets that are either directly or indirectly observable

•	Level 3 – inputs include unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions

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

Recurring Fair Value Measurements

Derivative Assets and Liabilities

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

To estimate the fair values of the Company’s derivative instruments, the Company uses the market approach. Under this approach, the fair values of the Company’s derivative instruments for crude oil, gasoline, diesel, jet fuel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the Company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position, it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS at March 31, 2012, the Company’s asset was reduced by $28 and the liability was reduced by approximately $2,442. As a result of applying the CDS at December 31, 2011, the Company’s asset was reduced by $1,297 and the liability was reduced by approximately $165.

Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for crude oil, gasoline, jet fuel, diesel and natural gas, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds. See Note 7 for further information on derivative instruments.

Pension Assets

Pension assets are reported at fair value using quoted market prices in the accompanying unaudited condensed consolidated financial statements. The Company’s investments associated with its Pension Plan (as such term is hereinafter defined) primarily consist of (i) cash and cash equivalents, (ii) mutual funds that are publicly traded and (iii) a commingled fund. The mutual funds are publicly traded and market prices are readily available; thus, these investments are categorized as Level 1. The commingled fund is categorized as Level 2 because inputs used in its valuation are not quoted prices in active markets that are indirectly observable and is valued at the net asset value of shares held by the Pension Plan at quarter end.

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,416	$—	$—	$6,416	$64	$—	$—	$64
Derivative assets:
Crude oil swaps	—	—	5,805	5,805	—	—	83,919	83,919
Gasoline swaps	—	—	(70)	(70)	—	—	(20,605)	(20,605)
Diesel swaps	—	—	(4,348)	(4,348)	—	—	(4,561)	(4,561)
Jet fuel swaps	—	—	(1,310)	(1,310)	—	—	1,077	1,077
Natural gas swaps	—	—	—	—	—	—	(1,328)	(1,328)

Total derivative assets	—	—	77	77	—	—	58,502	58,502
Pension plan investments	34,560	2,419	—	36,979	33,580	2,462	—	36,042

Total recurring assets at fair value	$40,976	$2,419	$77	$43,472	$33,644	$2,462	$58,502	$94,608

Liabilities:
Derivative liabilities:
Crude oil swaps	$—	$—	$178,628	$178,628	$—	$—	$56,041	$56,041
Gasoline swaps	—	—	(70,620)	(70,620)	—	—	(1,596)	(1,596)
Diesel swaps	—	—	(86,193)	(86,193)	—	—	(22,586)	(22,586)
Jet fuel swaps	—	—	(107,552)	(107,552)	—	—	(72,537)	(72,537)
Natural gas swaps	—	—	(4,692)	(4,692)	—	—	(1,892)	(1,892)
Interest rate swaps	—	—	(295)	(295)	—	—	(1,011)	(1,011)

Total derivative liabilities	—	—	(90,724)	(90,724)	—		(43,581)	(43,581)

Total recurring liabilities at fair value	$—	$—	$(90,724)	$(90,724)	$—	$—	$(43,581)	$(43,581)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Fair value at January 1,	$14,921	$(32,814)
Realized gain on derivative instruments	(9,424)	(386)
Unrealized gain (loss) on derivative instruments	26,044	(417)
Change in fair value of cash flow hedges	(173,054)	(128,724)
Settlements	50,866	15,595
Transfers in (out) of Level 3	—	—

Fair value at March 31,	$(90,647)	$(146,746)

Total gain (loss) included in net income attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$26,044	$(417)

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

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 3 for the fair values of assets acquired and liabilities assumed in connection with the Missouri and TruSouth Acquisitions.

The Company reviews for goodwill impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

Estimated Fair Value of Financial Instruments

Cash

The carrying values of cash and cash equivalents are considered to be representative of their respective fair values, due to the short maturity of these instruments.

Debt

The estimated fair value of long-term debt at March 31, 2012 and December 31, 2011 consists primarily of the 2019 Notes and borrowings under the revolving credit facility. The fair value of the Company’s 2019 Notes were based upon using quoted market prices in an active market and are classified as Level 1. The carrying value of borrowings under the Company’s revolving credit facility approximates its fair value as determined by discounted cash flows and is classified as Level 3. Capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2019 Notes	$628,500	$586,615	$591,750	$586,304
Revolving credit facility	74,171	74,171	—	—
Capital lease and other obligations	5,857	5,857	786	786

9. Partners’ Capital

The Company’s distribution policy is defined in its partnership agreement. For the three months ended March 31, 2012 and 2011, the Company made distributions of $28,199 and $16,948, respectively, to its partners. For the three months ended March 31, 2012 and 2011 the general partner was allocated $523 and $0, respectively, in incentive distribution rights.

10. Unit-Based Compensation

A summary of the Company’s nonvested phantom units as of March 31, 2012 and the changes during the three months ended March 31, 2012 is presented below:

Nonvested Phantom Units	Grant	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	325,096	$20.82
Granted	92,034	23.65
Vested	(79,629)	22.28
Forfeited	(4,632)	21.60

Nonvested at March 31, 2012	332,869	$21.24

For the three months ended March 31, 2012 and 2011, compensation expense of $144 and $629, respectively, was recognized in the unaudited condensed consolidated statements of operations related to vested phantom unit grants. As of March 31, 2012 and 2011, there was a total of $7,070 and $1,888, respectively, of unrecognized compensation costs related to nonvested phantom unit grants. These costs are expected to be recognized over a weighted-average period of approximately three years.

11. Employee Benefit Plans

The components of net periodic pension and other post retirement benefits cost (credit) for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
	2012		2011
	Pension Benefits	Other Post Retirement Employee Benefits	Pension Benefits	Other Post Retirement Employee Benefits
Service cost	$225	$131	$24	$—
Interest cost	622	89	333	5
Expected return on assets	(598)	—	(264)	—
Amortization of net (gain) loss	144	(1)	70	(1)
Prior service credit	—	(9)	—	(9)

Net periodic benefit cost (credit)	$393	$210	$163	$(5)

At March 31, 2012, the Company’s investments associated with its non contributory defined benefit plans (the “Pension Plan”) primarily consist of (i) cash and cash equivalents, (ii) mutual funds that are publicly traded and (iii) a commingled fund. The mutual funds are publicly traded and market prices of the mutual funds are readily available; thus, these investments are categorized as Level 1. The commingled fund is categorized as Level 2 because inputs used in its valuation are not quoted prices in active markets that are indirectly observable and is valued at the net asset value of the shares held by the Pension Plan at quarter end. The Company’s Pension Plan assets measured at fair value at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012 Pension Assets		December 31, 2011 Pension Assets
	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents	$22,524	$—	$22,243	$—
Equity	4,517	—	4,000	—
Foreign equities	774	—	691	—
Commingled fund	—	2,419	—	2,462
Fixed income	6,745	—	6,646	—

	$34,560	$2,419	$33,580	$2,462

12. Segments and Related Information

a. Segment Reporting

The Company has two reportable segments: Specialty Products and Fuel Products. The Specialty Products segment produces a variety of lubricating oils, solvents, waxes and asphalt and other by-products. These products are sold to customers who purchase these products primarily as raw material components for basic automotive, industrial and consumer goods. The Fuel Products segment produces a variety of fuel and fuel-related products including gasoline, diesel, jet fuel and heavy fuel oils. The results of the operations from such assets acquired as a result of the Superior Acquisition have been included in the both segments since the date of acquisition, September 30, 2011. The results of operations from such assets acquired as a result of the Missouri and TruSouth Acquisitions have been included in the specialty products segment since their dates of acquisition, January 3, 2012 and January 6, 2012, respectively.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 “Summary of Significant Accounting Policies” in Part II Item 8 “Financial Statements and Supplementary Data” of the Company’s 2011 Annual Report except that the Company evaluates segment performance based on operating income (loss). The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

Three Months Ended March 31, 2012	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$562,495	$607,091	$1,169,586	$—	$1,169,586
Intersegment sales	309,697	9,187	318,884	(318,884)	—

Total sales	$872,192	$616,278	$1,488,470	$(318,884)	$1,169,586

Depreciation and amortization	18,694	4,452	23,146	—	23,146
Operating income	28,694	6,320	35,014	—	35,014
Reconciling items to net income:
Interest expense					(18,584)
Gain on derivative instruments					35,468
Other					118
Income tax expense					(93)

Net income					$51,923

Capital expenditures	$7,542	$2,193	$9,735	$—	$9,735

Three Months Ended March 31, 2011	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$397,102	$208,138	$605,240	$—	$605,240
Intersegment sales	216,077	3,635	219,712	(219,712)	—

Total sales	$613,179	$211,773	$824,952	$(219,712)	$605,240

Depreciation and amortization	17,645	—	17,645	—	17,645
Operating income (loss)	15,682	(4,316)	11,366	—	11,366
Reconciling items to net income:
Interest expense					(7,481)
Loss on derivative instruments					(31)
Other					617
Income tax expense					(270)

Net income					$4,201

Capital expenditures	$6,566	$—	$6,566	$—	$6,566

	March 31, 2012	December 31, 2011
Segment assets:
Specialty products	$1,273,448	$1,159,040
Fuel products	$525,971	573,018

Total assets	$1,799,419	$1,732,058

b. Geographic Information

International sales accounted for less than 10% of consolidated sales in each of the three months ended March 31, 2012 and 2011. All of the Company’s long-lived assets are domestically located.

c. Product Information

The Company offers specialty products primarily in five general categories consisting of lubricating oils, solvents, waxes, fuels and asphalt and other by-products. Fuel products primarily consist of gasoline, diesel, jet fuel and heavy fuel oils and other. The following table sets forth the major product category sales:

	Three Months Ended March 31,
	2012	2011
Specialty products:
Lubricating oils	$312,748	$209,052
Solvents	134,796	118,336
Waxes	37,150	34,307
Fuels	3,000	830
Asphalt and other by-products	74,801	34,577

Total	$562,495	$397,102

Fuel products:
Gasoline	293,392	95,781
Diesel	240,714	82,152
Jet fuel	45,905	26,773
Heavy fuel oils and other	27,080	3,432

Total	$607,091	$208,138

Consolidated sales	$1,169,586	$605,240

d. Major Customers

During the three months ended March 31, 2012 and 2011, the Company had no customer that represented 10% or greater of consolidated sales.

13. Subsequent Events

On April 18, 2012, the Company declared a quarterly cash distribution of $0.56 per unit on all outstanding units, or approximately $30,124 in aggregate, for the quarter ended March 31, 2012. The distribution will be paid on May 15, 2012 to unitholders of record as of the close of business on May 4, 2012. This quarterly distribution of $0.56 per unit equates to $2.24 per unit, or approximately $120,496 in aggregate on an annualized basis.

On April 20, 2012, the Company entered into an Amended and Restated Crude Oil Purchase Agreement that is effective as of April 1, 2012 (the “Amended and Restated Purchase Agreement”) with BP Products North America Inc. (“BP”), which amends and restates the Crude Oil Purchase Agreement, dated October 5, 2011, between the Company and BP. The Amended and Restated Purchase Agreement provides that, beginning as of its effective date, BP will supply the Superior refinery with all of its daily crude oil requirements, with such requirements estimated to be between 35,000 and 45,000 U.S. barrels per day, utilizing a market-based pricing mechanism, plus transportation and handling costs. The Amended and Restated Purchase Agreement has an initial term of one year, will automatically renew for successive one-year terms and may be terminated by either party on written notice delivered at least 90 days prior to the end of the then-current term.

The fair value of the Company’s derivatives increased by approximately $40,000 subsequent to March 31, 2012 to a net liability of approximately $50,000. The fair value of the Company’s long-term debt, excluding capital leases, has not changed materially subsequent to March 31 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2012 and 2011. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with our 2011 Annual Report and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana and own plants primarily located in Louisiana, Wisconsin and Pennsylvania. We own and lease additional facilities, primarily related to production and distribution of specialty products throughout the U.S. Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums, asphalt and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel and heavy fuel oils. In connection with our production of specialty products and fuel products, we also produce asphalt and a limited number of other by-products.

First Quarter 2012 Update

For the three months ended March 31, 2012 and 2011, 38.6% and 54.9%, respectively, of our sales volume and 78.9% and 102.2%, respectively, of our gross profit was generated from our specialty products segment while, for the same periods, 61.4% and 45.1%, respectively, of our sales volume and 21.1% and (2.2)%, respectively, of our gross profit was generated from our fuel products segment.

We continued to see strength in product demand in our specialty products segment in the first quarter of 2012. We noted a 29.4% increase in barrels of specialty products sold for the quarter ended March 31, 2012, including the impact of incremental sales in the first quarter of 2012 from the Superior Acquisition, which closed on September 30, 2011. Our specialty products segment generated a gross profit margin of 11.8% for the three months ended March 31, 2012, as compared to a gross profit margin of 12.1% in the same period of 2011, as specialty products sales pricing kept pace with increases in crude oil prices.

Higher sales and production volume in our fuel products segment during the first quarter of 2012 allowed us to take advantage of higher market crack spreads. We noted a 150.8% increase in barrels of fuel products sold in the first quarter of 2012 compared to the same period in 2011, driven primarily by incremental fuel products sales from the Superior Acquisition. The fuel products segment generated a gross profit margin of 2.9% during the first quarter of 2012 compared to (0.5)% in the same period of 2011 despite increased realized derivative losses of $24.0 million quarter over quarter due to the strength of current market crack spreads compared to our hedged crack spreads and $27.2 million of realized derivative gains on crude oil hedges classified in realized derivative gains instead of gross profit due to the loss of hedge accounting as discussed below. During the first quarter of 2012, we entered into additional hedges due to the strength in forward crack spreads, adding 2.4 million barrels of derivatives for calendar years 2012 through 2013 at an average of $24.59 per barrel.

During the first quarter of 2012, Bakken crude oil and Canadian heavy crude oil differentials to NYMEX WTI weakened significantly. For example, Canadian heavy crude oil prices ranged between $16.02 and $34.75 per barrel below NYMEX WTI (per Bloomberg) at times during the first quarter of 2012. This crude oil pricing differential is not hedged by the crude oil derivatives and as a result, we fully benefited from this differential during the first quarter of 2012. To manage this risk given the widening in this spread and the resulting positive impact on fuel products margins, we began executing Canadian heavy crude oil versus NYMEX WTI swaps to lock in this improvement at discount to NYMEX WTI ranges of $23.75 to $27.50 per barrel on a portion of our Canadian heavy crude oil purchases. Due to the extremely volatile nature of the differential between these two crude oil markets, our NYMEX WTI crude oil swaps being used to hedge the purchase of crude oil at the Superior refinery are not eligible for hedge accounting under U.S. GAAP; however, we believe they will continue to provide an economic hedge to the crack spread exposure of our crude oil purchases for the Superior refinery. As a result, we intend to continue to use NYMEX WTI crude oil futures to hedge our crude oil price risk at our Superior refinery. Due to the highly ineffective nature of these contracts in the first quarter of 2012, we recorded $27.2 million of realized gain on derivative instruments in the unaudited condensed consolidated statements of operations.

The effective portion of realized gains or losses on crude oil swaps which qualify for hedge accounting are recorded to cost of sales. Thus, our gross profit for the first quarter of 2012 does not reflect any impacts of our crude oil hedges related to our crack spread hedging program for the Superior refinery. In addition, due to the loss of crude oil hedge accounting at the Superior refinery, we recognized an unrealized gain of $29.3 million in the unaudited condensed consolidated statements of operations.

To the extent that we have entered into a requisite amount of Canadian crude oil versus NYMEX WTI crude oil swaps to address this differential, we believe a portion of our crude oil derivatives related to fuel products crack spreads at our Superior refinery should qualify for hedge accounting under U.S. GAAP in future periods. These crude oil basis differential hedges can be in the form of over-the-counter derivative instruments or physical forward purchases and we intend to execute such trades to protect a portion of these improved fuel products margins, but there is no guarantee that these derivatives will be available to us to hedge this exposure at prices favorable to us as they are not as actively traded as other crude oil derivative instruments.

Our first quarter 2012 total facility production increased by 12.4% quarter over quarter, excluding the impact of the Superior Acquisition, due primarily to a planned turnaround at our Shreveport refinery in the first quarter 2011.

We intend to continue to pursue strategic acquisitions to enhance our specialty products segment. We completed the Missouri and TruSouth Acquisitions in the first quarter of 2012, for a total purchase price of $46.4 million. These acquisitions added an aviation and refrigerant lubricants business (a polyolester based synthetic lubricants business) and a specialty petroleum packaging and distribution business.

We generated $17.1 million in cash flow from operations during the first quarter of 2012. We paid distributions of $28.2 million to our unitholders in the first quarter of 2012, an increase of $11.3 million over the prior year. We plan to continue focusing our efforts on generating positive cash flows from operations which we expect will be used to (i) improve our liquidity position, (ii) pay quarterly distributions to our unitholders, (iii) service our debt obligations and (iv) provide funding for general partnership purposes.

Key Performance Measures

Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.

Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into financial derivatives designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.” As of March 31, 2012, we have hedged approximately 16.1 million barrels of fuel products through December 2014 at an average refining margin of $21.40 per barrel with average refining margins ranging from a low of $18.12 per barrel in 2012 to a high of $25.01 per barrel in 2014. Please refer to Note 7 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” and Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Existing Commodity Derivative Instruments” and “— Interest Rate Risk” and “— Commodity Price Risk” for detailed information regarding our derivative instruments.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Production Volume. The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel in our fuel products segment. The table includes the results of operations at our Superior refinery commencing October 1, 2011. The table also includes the results of operations at our Missouri facility commencing January 3, 2012 and TruSouth facility commencing January 6, 2012 except that our TruSouth operations are not included in total feedstock runs or total facility production in the table as these packaging operations are not related to our refining operations.

	Three Months Ended March 31,
	2012	2011	% Change
		(In bpd)
Total sales volume (1)	97,516	53,556	82.1%
Total feedstock runs (2)	98,203	56,085	75.1%
Facility production: (3)
Specialty products:
Lubricating oils	14,680	13,779	6.5%
Solvents	9,126	10,127	(9.9)%
Waxes	1,277	1,059	20.6%
Fuels	446	633	(29.5)%
Asphalt and other by-products	15,986	8,024	99.2%

Total	41,515	33,622	23.5%

Fuel products:
Gasoline	24,902	8,964	177.8%
Diesel	23,122	10,763	114.8%
Jet fuel	5,456	3,165	72.4%
Heavy fuel oils and other	3,419	556	514.9%

Total	56,899	23,448	142.7%

Total facility production (3)	98,414	57,070	72.4%

(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements and sales of inventories. Total sales volume excludes the sale of purchased fuel product blendstocks such as ethanol and biodiesel in our fuel products segment sales. The increase in total sales volume for the three months ended March 31, 2012 compared to the same quarter in 2011 is due primarily to incremental sales of fuel products and asphalt subsequent to the Superior Acquisition on September 30, 2011, as well as increased sales volumes of lubricating oils.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements. The increase in the total feedstock runs for the three months ended March 31, 2012 compared to the same quarter in 2011 is due primarily to incremental feedstock runs from the Superior refinery and a planned turnaround at the Shreveport refinery in the 2011 period.
(3)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at our facilities and at certain third-party facilities, pursuant to supply and/or processing agreements, including such agreements with LyondellBasell. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstock and production of finished products and volume loss. The increase in total facility production in the three months ended March 31, 2012 compared to the same period in 2011 is due primarily to increased feedstock runs from the Superior Acquisition as discussed above in footnote 2 of this table.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Sales	$1,169,586	$605,240
Cost of sales	1,085,342	558,376

Gross profit	84,244	46,864

Operating costs and expenses:
Selling, general and administrative	18,142	10,528
Transportation	27,542	23,075
Taxes other than income taxes	1,730	1,360
Other	1,816	535

Operating income	35,014	11,366

Other income (expense):
Interest expense	(18,584)	(7,481)
Realized gain on derivative instruments	9,424	386
Unrealized gain (loss) on derivative instruments	26,044	(417)
Other	118	617

Total other income (expense)	17,002	(6,895)

Net income before income taxes	52,016	4,471
Income tax expense	93	270

Net income	$51,923	$4,201

EBITDA	$90,224	$26,384

Adjusted EBITDA	$69,654	$34,653

Distributable Cash Flow	$39,176	$18,222

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

We define Distributable Cash Flow for any period as Adjusted EBITDA less replacement capital expenditures, turnaround costs, cash interest expense (consolidated interest expense less non-cash interest expense) and income tax expense. Distributable Cash Flow is used by us, our investors, and analysts to analyze our ability to pay distributions.

The definitions of Adjusted EBITDA and Distributable Cash Flow that are presented in this Quarterly Report have been updated to reflect the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2019 Notes. We are required to report Consolidated Cash Flow to the holders of our 2019 Notes (as defined in this Quarterly Report) and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Adjusted EBITDA and Distributable Cash Flow that are presented in this Quarterly Report for prior periods have been updated to reflect the use of the new calculations. Please refer to “Liquidity and Capital Resources” within this item for additional details regarding the covenants governing our debt instruments.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income	$51,923	$4,201
Add:
Interest expense	18,584	7,481
Depreciation and amortization	19,624	14,432
Income tax expense	93	270

EBITDA	$90,224	$26,384

Add:
Unrealized (gain) loss on derivatives	$(26,044)	$417
Realized gain on derivatives, not included in net income	1,360	3,743
Amortization of turnaround costs	3,522	3,213
Non-cash equity based compensation and other non-cash items	592	896

Adjusted EBITDA	$69,654	$34,653

Less:
Replacement capital expenditures (1)	5,241	4,091
Cash interest expense (2)	17,211	6,483
Turnaround costs	7,933	5,587
Income tax expense	93	270

Distributable Cash Flow	$39,176	$18,222

(1)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs.
(2)	Represents consolidated interest expense less non-cash interest expense.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to net cash provided by (used in) operating activities:
Distributable Cash Flow	$39,176	$18,222
Add:
Replacement capital expenditures (1)	5,241	4,091
Cash interest expense (2)	17,211	6,483
Turnaround costs	7,933	5,587
Income tax expense	93	270

Adjusted EBITDA	$69,654	$34,653

Less:
Unrealized (gain) loss on derivative instruments	(26,044)	417
Realized gain on derivatives, not included in net income	1,360	3,743
Amortization of turnaround costs	3,522	3,213
Non-cash equity based compensation and other non-cash items	592	896

EBITDA	$90,224	$26,384

Add:
Unrealized (gain) loss on derivative instruments	(26,044)	417
Cash interest expense (2)	(17,211)	(6,483)
Non-cash equity based compensation	592	896
Amortization of turnaround costs	3,522	3,213
Income tax expense	(93)	(270)
Provision for doubtful accounts	250	135
Changes in assets and liabilities:
Accounts receivable	(75,188)	(27,430)
Inventories	1,907	(24,819)
Other current assets	912	(29,486)
Turnaround costs	(7,933)	(5,587)
Derivative activity	1,360	4,305
Other assets	—	(893)
Accounts payable	35,975	31,697
Other liabilities	8,809	(14,712)
Other, including changes in noncurrent assets and liabilities	8	(273)

Net cash provided by (used in) operating activities	$17,090	$(42,906)

(1)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs.
(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended March 31, 2012 and 2011

Sales. Sales increased $564.3 million, or 93.2%, to $1,169.6 million in the three months ended March 31, 2012 from $605.2 million in the same period in 2011. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands, except per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$312,748	$209,052	49.6%
Solvents	134,796	118,336	13.9%
Waxes	37,150	34,307	8.3%
Fuels (1)	3,000	830	261.4%
Asphalt and by-products (2)	74,801	34,577	116.3%

Total specialty products	$562,495	$397,102	41.7%

Total specialty products sales volume (in barrels)	3,427,000	2,648,000	29.4%
Average specialty products sales price per barrel	$164.14	$149.96	9.5%
Fuel products:
Gasoline	$293,392	$95,781	206.3%
Diesel	240,714	82,152	193.0%
Jet fuel	45,905	26,773	71.5%
Heavy oils and other (3)	27,080	3,432	689.0%

Total fuel products	$607,091	$208,138	191.7%

Total fuel products sales volume (in barrels)	5,447,000	2,172,000	150.8%
Average fuel products sales price per barrel (excluding hedging activities)	$123.67	$113.30	9.2%
Total sales	$1,169,586	$605,240	93.2%

Total sales volume (in barrels)	8,874,000	4,820,000	84.1%

(1)	Represents fuels produced in connection with the production of specialty products at the Princeton, Cotton Valley and TruSouth facilities.
(2)	Represents asphalt and other by-products produced in connection with the production of specialty products at the Shreveport, Superior, Princeton and Cotton Valley refineries.
(3)	Represents heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport and Superior refineries.

Specialty products segment sales for the three months ended March 31, 2012 increased $165.4 million, or 41.7%, primarily as a result of an increase in sales volume of 29.4% as compared to the same period in 2011. The increase is due primarily to incremental asphalt sales volume associated with the Superior Acquisition, which closed on September 30, 2011, and an increase in lubricating oils volume driven by additional volume available for sale as lubricating oils production volume increased 6.5% as well as increased volumes of lubricating oils from our TruSouth and Missouri Acquisitions. The specialty products average selling price per barrel increased $14.18, or 9.5%, due primarily to a 12.8% increase in the average cost of crude oil per barrel for the first quarter of 2012 as compared to the same period in 2011. Excluding incremental sales volume associated with the Superior, TruSouth and Missouri Acquisitions, our specialty products sales volume increased 15.2%.

Fuel products segment sales for the three months ended March 31, 2012 increased $399.0 million, or 191.7%, due primarily to increased sales volume, as a result of the incremental fuel products sales volume from the Superior Acquisition, and an increase in the fuel products average selling price per barrel (excluding the impact of realized hedging losses reflected in sales) of $10.37, or 9.2%. The increase in the average selling price per barrel of 9.2% compares to a 6.8% increase in the average price of crude oil per barrel. The average selling price per barrel increased for all fuel products, with jet fuel and gasoline selling prices experiencing significant increases driven by improved market pricing. Adversely impacting fuel product sales was a $28.6 million increase in realized derivative losses recorded in sales on our fuel products cash flow hedges. Excluding incremental fuel products sales volume associated with the Superior Acquisition, our fuel products sales volume increased 28.6% for the first quarter of 2012 as compared to the same period in 2011 primarily due to the planned turnaround at our Shreveport refinery in the first quarter of 2011. Please see “Gross Profit” below for discussion of the net impact of our crude oil and fuel products derivative instruments designated as cash flow hedges.

Gross Profit. Gross profit increased $37.4 million, or 79.8%, to $84.2 million in the three months ended March 31, 2012 from $46.9 million in the same period in 2011. Gross profit for our specialty products and fuel products segments was as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands, except per barrel data)
Gross profit by segment:
Specialty products	$66,469	$47,891	38.8%
Percentage of sales	11.8%	12.1%
Specialty products gross profit per barrel	$19.40	$18.09	7.2%
Fuel products	$17,775	$(1,027)	1,830.8%
Percentage of sales	2.9%	(0.5)%
Fuel products gross profit per barrel	$3.26	$(0.47)	793.6%
Total gross profit	$84,244	$46,864	79.8%
Percentage of sales	7.2%	7.7%

The increase in specialty products segment gross profit of $18.6 million quarter over quarter was due primarily to a 29.4% increase in sales volume, a 9.5% increase in the average selling price per barrel as discussed above, partially offset by a 12.8% increase in the average cost of crude oil per barrel, and higher operating costs, largely repairs and maintenance.

The increase in fuel products segment gross profit of $18.8 million quarter over quarter was due primarily to a 150.8% increase in sales volume mostly as a result of the Superior Acquisition and a 9.2% increase in the average sales price per barrel (excluding the impact of realized hedging losses reflected in sales), partially offset by a 6.8% increase in the average cost of crude oil per barrel and increased realized losses on derivatives of $24.0 million. Due to the extremely volatile nature of the pricing differentials between NYMEX WTI and Canadian heavy and Bakken crude oils in the first quarter of 2012, our NYMEX WTI crude oil swap contracts entered into to hedge the purchase of crude oil at our Superior refinery as part of our crack spread hedging program are no longer closely correlated and we were required, under GAAP, to discontinue hedge accounting on these derivatives. As a result, we recorded $27.2 million to realized gain on derivative instruments in the unaudited condensed consolidated statements of operations. The effective portion of realized gains or losses on crude oil swaps which qualify for hedge accounting are recorded to cost of sales. Thus, our fuel products segment gross profit for the first quarter of 2012 does not reflect any impacts of our crude oil hedges related to the Superior refinery.

Selling, general and administrative. Selling, general and administrative expenses increased $7.6 million, or 72.3%, to $18.1 million in the three months ended March 31, 2012 from $10.5 million in the same period in 2011. This increase was primarily due to additional employee compensation costs driven partially by the Superior Acquisition, which closed on September 30, 2011, with no similar expenses in the comparable period in the prior year, and higher professional fees of $2.2 million during the quarter ended March 31, 2012 with no comparable expenses in the same period in 2011.

Transportation. Transportation expenses increased $4.5 million, or 19.4%, to $27.5 million in the three months ended March 31, 2012 from $23.1 million in the same period in 2011. This increase is due primarily to incremental transportation expenses related to sales from the Superior Acquisition, increased sales volume of lubricating oils and solvents, as well as higher rail freight rates.

Interest expense. Interest expense increased $11.1 million, or 148.4%, to $18.6 million in the three months ended March 31, 2012 from $7.5 million in the three months ended March 31, 2011, due primarily to higher interest rates associated with the 2019 Notes as compared to the prior term loan that was repaid in full and extinguished in connection with the issuance of the 2019 Notes, as well as additional outstanding long-term debt in the form of 2019 Notes to partially fund the Superior Acquisition.

Realized gain on derivative instruments. Realized gain on derivative instruments increased $9.0 million to $9.4 million in the three months ended March 31, 2012 from $0.4 million for the three months ended March 31, 2011. This change was due primarily to a realized gain of $27.2 million related to certain crude oil derivatives no longer qualifying for hedge accounting. Partially offsetting this realized gain was an increased realized loss due to ineffectiveness of approximately $16.1 million related to settlements and realized losses of $2.3 million related to natural gas and crude oil derivative settlements included in our specialty products segment which are not designated as cash flow hedges.

Unrealized gain (loss) on derivative instruments. Unrealized gain (loss) on derivative instruments increased $26.5 million, to a $26.0 million gain in the three months ended March 31, 2012 from a $0.4 million loss in the three months ended March 31, 2011. This change was due primarily to an unrealized gain of $29.3 million related to certain crude oil derivatives no longer qualifying for hedge accounting. Partially offsetting these unrealized gains were increased unrealized losses of approximately $2.0 million of loss ineffectiveness and $1.5 million of natural gas derivatives not designated as cash flow hedges.

Liquidity and Capital Resources

General

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part I Item 7 in our 2011 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 6 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional discussion related to long-term debt.

Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions to our unitholders and general partner and debt service. We expect that our principal uses of cash in the future will be for distributions to our limited partners and general partner, debt service, replacement and environmental capital expenditures and capital expenditures related to internal growth projects and acquisitions from third parties or affiliates. We expect to fund future capital expenditures with current cash flow from operations and borrowings under our revolving credit facility. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$17,090	$(42,906)
Net cash used in investing activities	(54,233)	(6,507)
Net cash provided by financing activities	43,495	64,706

Net increase in cash and cash equivalents	$6,352	$15,293

Operating Activities. Operating activities provided cash of $17.1 million during the three months ended March 31, 2012 compared to using cash of $42.9 million during the same period in 2011. The increase in cash provided by operating activities is due primarily to increased net income of $47.7 million and less cash used to fund increases in net working capital requirements in the three months ended March 31, 2012 compared to the same period in 2011.

Investing Activities. Cash used in investing activities increased to $54.2 million during the three months ended March 31, 2012 compared to $6.5 million during the three months ended March 31, 2011. The increase is due primarily to closing on the Missouri and TruSouth Acquisitions in January 2012 with a combined purchase price of $46.4 million with no similar acquisitions in the same period in 2011.

Financing Activities. Financing activities provided cash of $43.5 million in the three months ended March 31, 2012 compared to $64.7 million during the three months ended March 31, 2011. The change is due primarily to net proceeds from the February 2011 public offering of common units of $92.4 million with no comparable activity in 2012 and $11.3 million of increased distributions to our unitholders partially offset by net borrowings on our revolving credit facility of $74.2 million, primarily due to the Missouri and TruSouth Acquisitions and working capital requirements, compared to net repayments of $10.8 million on the revolving credit facility in the same period in 2011.

On April 18, 2012, we declared a quarterly cash distribution of $0.56 per unit on all outstanding units, or approximately $30.1 million in aggregate, for the quarter ended March 31, 2012. The distribution will be paid on May 15, 2012 to unitholders of record as of the close of business on May 4, 2012. This quarterly distribution of $0.56 per unit equates to $2.24 per unit, or approximately $120.5 million in aggregate on an annualized basis.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Capital improvement expenditures	$4,494	$2,475
Replacement capital expenditures	1,311	2,862
Environmental capital expenditures	3,930	1,229

Total	$9,735	$6,566

We anticipate that future capital expenditure requirements will be provided primarily through cash flow from operations and available borrowings under our revolving credit facility. Our capital improvement expenditures have increased during the three months ended March 31, 2012 as compared to the same period in 2011 due primarily to incremental expenditures at our Superior refinery. Our environmental capital expenditures have increased during the three months ended March 31, 2012 as compared to the same period in 2011 due primarily to expenditures related to the Global Settlement with the LDEQ. Please read Note 5 of Part I Item 1 “Financial Statements — Commitments and Contingencies — Environmental” for additional information on the Global Settlement.

We estimate our replacement and environmental capital expenditures will be approximately $28.0 million for the remainder of 2012. These estimated amounts for 2012 include a portion of the $6.0 million to $10.0 million in environmental projects to be spent over the next four years as required by our settlement with the LDEQ under the “Small Refinery and Single Site Refining Initiative.” Please read Note 5 of Part I Item 1 “Financial Statements — Commitments and Contingencies — Environmental” for additional information.

Additionally, we anticipate future turnaround spending requirements will be approximately $8.0 million for the remainder of 2012 and $34.0 million in 2013. We expect these expenditures will be funded primarily through cash flow from operations and borrowings under our revolving credit facility.

Debt and Credit Facilities

As of March 31, 2012, our primary debt and credit instruments consist of:

• an $850.0 million senior secured revolving credit facility maturing in June 2016, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $680.0 million, which is the greater of (i) $400.0 million and (ii) 80% of revolver commitments in effect; and

• $600.0 million of 9 3/8% senior notes due 2019 (“2019 Notes”).

As of March 31, 2012, we believe we were in compliance with all covenants under the debt instruments in place at March 31, 2012 and have adequate liquidity to conduct our business.

Short Term Liquidity

As of March 31, 2012, our principal sources of short-term liquidity were (i) our revolving credit facility and (ii) cash flow from operations. The loan commitments under our revolving credit facility can be used to fund borrowings for general partnership purposes, capital expenditures, distributions to our unitholders and acquisitions.

Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts Receivable and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On March 31, 2012, we had availability on our revolving credit facility of $343.2 million, based on a $641.3 million borrowing base, $223.9 million in outstanding standby letters of credit and $74.2 million in outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of thirteen lenders with total commitments of $850.0 million. The lenders have a first priority lien on our cash, accounts receivable, inventory and certain other personal property.

Amounts outstanding under our revolving credit facility fluctuate materially during each quarter due to normal changes in working capital, payments of quarterly distributions to unitholders and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supplies on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended March 31, 2012 were $196.0 million. Nonetheless, our availability on our revolving credit facility during the peak borrowing days of a quarter has been ample to support our operations and service upcoming requirements. During the quarter ended March 31, 2012, availability for additional borrowings under our revolving credit facility was approximately $188.7 million at its lowest point. We believe that we will continue to have sufficient cash flow from operations and borrowing availability under our revolving credit facility to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures.

The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of March 31, 2012, this margin was 125 basis points for prime and 250 basis points for LIBOR; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.

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

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, we can meet our cash requirements (other than distributions of cash from operations to our common unitholders) through issuing long-term notes or additional common units.

From time to time we issue long-term debt securities, often referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations. As of March 31, 2012 and December 31, 2011, we had outstanding $600.0 million in 2019 Notes.

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

To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

We are subject, however, to conditions in the equity and debt markets for our common units and long-term senior notes, and there can be no assurance we will be able or willing to access the public or private markets for our common units and/or senior notes in the future. If we are unable or unwilling to issue additional common units, we may be required to either restrict capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Furthermore, our ability to access the public and private debt markets is affected by our credit ratings. See “—Credit Ratings and Capital Market Liquidity” above for a discussion of our credit ratings. For additional information regarding our debt securities, see Note 7 “Long-Term Debt” in Part II Item 8 “Financial Statements and Supplementary Data” of our 2011 Annual Report.

Master Derivative Contracts

Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We have also issued to one counterparty a $25.0 million standby letter of credit under the revolving credit facility. In the event that such counterparty’s exposure to us exceeds $200.0 million, we will be required to post additional collateral support in the form of either cash or letters of credit with the party to enter into additional crack spread hedges. We had no additional letters of credit or cash margin posted with any hedging counterparty as of March 31, 2012. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.

The fair value of our derivatives increased by approximately $40.0 million subsequent to March 31, 2012 to a net liability of approximately $50.0 million. All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads to significantly impact our liquidity.

Additionally, we have a collateral sharing agreement (the “Collateral Trust Agreement”) which governs how secured hedging counterparties will share collateral pledged as security for the payment obligations owed by us to secured hedging counterparties under their respective master derivatives contracts. The Collateral Trust Agreement limits to $100.0 million the extent to which forward purchase contracts for physical commodities would be covered by, and secured under, the Collateral Trust Agreement. There is no limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, we have the ability to add secured hedging counterparties thereto.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of March 31, 2012 at current maturities and reflects only those line items that have materially changed since December 31, 2011:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating activities:
Interest on long-term debt at contractual rates (1)	$431,969	$66,632	$125,259	$120,406	$119,672
Operating lease obligations (2)	81,613	22,717	31,294	14,418	13,184
Letters of credit (3)	223,928	223,928	—	—	—
Purchase commitments (4)	1,884,566	1,519,233	365,333	—	—
Financing activities:
Capital lease obligations	5,857	1,020	1,266	770	2,801
Long-term debt obligations, excluding capital lease obligations	674,171	—	—	74,171	600,000

Total obligations	$3,302,104	$1,833,530	$523,152	$209,765	$735,657

(1)	Interest on long-term debt at contractual rates and maturities relates primarily to our 2019 Notes, revolving credit facility and capital lease obligations.
(2)	We have various operating leases primarily for the use of land, storage tanks, compressor stations, railcars, equipment, precious metals and office facilities that extend through June 2026.
(3)	Letters of credit primarily supporting crude oil purchases, precious metals leasing and hedging activities.
(4)	Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil and other feedstocks and finished products for resale from various suppliers based on current market prices at the time of delivery.

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with ConocoPhillips related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, ConocoPhillips is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $81.1 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of March 31, 2012. This amount is not included in the table above. If the Base Volume is not supplied at any point during the first five years of the ten year term, a penalty for each gallon of shortfall must be paid to us as liquidated damages.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had approximately $81.6 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

Critical Accounting Policies and Estimates

For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part I Item 7 of our 2011 Annual Report.

Recent Accounting Pronouncements

For additional discussion regarding recent accounting pronouncements, see Note 2 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part I Item 7A in our 2011 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 7 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to derivative instruments and hedging activities.

Commodity Price Risk

Holding all other variables constant, we expect a $1 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of March 31, 2012:

In millions
Crude oil swaps	$16.1
Diesel swaps	$(5.9)
Jet fuel swaps	$(6.1)
Gasoline swaps	$(4.1)
Natural gas swaps	$3.0

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

We are exposed to market risk from fluctuations in interest rates. As of March 31, 2012, we had approximately $74.1 million of variable rate debt outstanding under our revolving credit facility. Holding other variables constant (such as debt levels), a one hundred basis point change in interest rates on our variable rate debt as of March 31, 2012 would be expected to have an impact on net income and cash flows for 2012 of approximately $0.7 million.

Existing Commodity Derivative Instruments

We are also subject to the risk that the crude oil and fuel products derivatives we use to hedge against fuel products crack spread volatility do not provide adequate protection against volatility. All of the crude oil derivatives in our hedge portfolio are based on the market price of NYMEX WTI and the fuel products derivatives are all based on U.S. Gulf Coast market prices. In recent periods, the spread between NYMEX WTI and other crude oil indices (specifically LLS and Brent on which a portion of our crude oil purchases are based) has widened, which has led to more of our crude oil hedges not being as effective. To the extent the spread between NYMEX WTI and the other crude oil indices stays at current levels or continues to widen, our hedges could continue to become less effective and not provide adequate protection against crude oil price volatility. Refer to Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — First Quarter 2012 Update” for discussion on the loss of hedge accounting related to crude oil derivatives related to crack spread hedging at our Superior refinery.

Fuel Products Segment

The following table provides a summary of the implied crack spreads for the crude oil, diesel, jet fuel and gasoline swaps as of March 31, 2012 disclosed in Note 7 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”.

Crude Oil and Fuel Products Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
Second Quarter 2012	3,077,500	33,818	$19.37
Third Quarter 2012	2,852,000	31,000	18.12
Fourth Quarter 2012	2,622,000	28,500	19.20
Calendar Year 2013	6,508,000	17,830	24.13
Calendar Year 2014	1,000,000	2,740	25.01

Totals	16,059,500
Average price			$21.40

Specialty Products Segment

The following table provides a summary of our natural gas derivatives related to natural gas purchases in our specialty products segment as of March 31, 2012, which we disclose in Note 7 under Part I Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements,” none of which were designated as cash flow hedges.

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Second Quarter 2012	1,200,000	$3.93
Third Quarter 2012	1,200,000	4.03
Fourth Quarter 2012	600,000	4.08

Totals	3,000,000
Average price		$4.00

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We completed the Superior Acquisition on September 30, 2011, the Missouri Acquisition on January 3, 2012 and the TruSouth Acquisition on January 6, 2012. These include certain existing information systems and internal controls over financial reporting that previously existed. We are currently in the process of evaluating and integrating Superior, Missouri and TruSouth historical internal controls over financial reporting with ours. We expect to complete this integration during 2012.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our 2011 Annual Report under the Part I Item 1A “Risk Factors.”

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I Item 1A “Risk Factors” in our 2011 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and in our 2011 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases of equity securities by our general partner that were completed during the three months ended March 31, 2012.

	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as a Part of Publicly Announced Plans	Maximum Number of Common Units that May Yet be Purchased Under Plans
January 1, 2012 – January 31, 2012	—	$—	—	—
February 1, 2012 – February 29, 2012	—	—	—	—
March 1, 2012 – March 31, 2012 (1)	84,563	24.00	—	—

Total	84,563	$24.00	—	—

(1)	A total of 84,563 common units were purchased by our general partner, Calumet GP, LLC, related to the Calumet GP, LLC Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the delivery of up to 783,960 common units to satisfy awards of phantom units, restricted units or unit options to the employees, consultants or directors of the Company. Such units may be newly issued by the Company or purchased in the open market. None of the common units were purchased pursuant to publicly announced plans or programs. The common units were purchased through a single broker in open market transactions. For more information on the LTIP, refer to Part III Item 11 “Executive and Director Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation — Long-Term, Unit-Based Awards” in our 2011 Annual Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.2	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

3.3	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No. 000-51734)).

3.4	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No. 000-51734)).

3.5	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.6	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

4.1	Second Supplemental Indenture to the Indenture dated April 21, 2011, dated February 15, 2012, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 (File No. 000-51734)).

4.2	First Supplemental Indenture to the Indenture dated as of September 19, 2011, dated February 15, 2012, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 (File No. 000-51734)).

31.1*	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2*	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1*	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

100.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of the registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

	By:	Calumet GP, LLC, its general partner

Date: May 4, 2012	By:	/s/ R. Patrick Murray, II

R. Patrick Murray, II Vice President,
Chief Financial Officer and Secretary of
Calumet GP, LLC, general partner of
Calumet Specialty Products Partners, L.P.
(Authorized Person and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.2	Amended and Restated Limited Partnership Agreement of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

3.3	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on July 11, 2006 (File No. 000-51734)).

3.4	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 18, 2008 (File No. 000-51734)).

3.5	Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.6	Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

4.1	Second Supplemental Indenture to the Indenture dated April 21, 2011, dated February 15, 2012, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 (File No. 000-51734)).

4.2	First Supplemental Indenture to the Indenture dated as of September 19, 2011, dated February 15, 2012, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 (File No. 000-51734)).

31.1*	Sarbanes-Oxley Section 302 certification of F. William Grube.

31.2*	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1*	Section 1350 certification of F. William Grube and R. Patrick Murray, II.

100.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of the registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.