Form 10-Q
period 2013-09-30
Calumet Specialty Products Partners, L.P.
filed 2013-11-08
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 8, 2013, there were 69,317,278 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2013

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
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$133.9	$32.2
Accounts receivable:
Trade	294.9	219.3
Other	7.1	7.5
	302.0	226.8
Inventories	559.7	553.6
Derivative assets	22.9	3.1
Prepaid expenses and other current assets	10.7	10.3
Deposits	2.7	7.9
Total current assets	1,031.9	833.9
Property, plant and equipment, net	1,118.7	986.9
Investment in unconsolidated affiliate	19.5	1.9
Goodwill	197.9	187.0
Other intangible assets, net	178.0	197.1
Other noncurrent assets, net	95.0	46.2
Total assets	$2,641.0	$2,253.0
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$454.5	$333.4
Accrued interest payable	28.8	23.5
Accrued salaries, wages and benefits	13.3	20.1
Accrued income taxes payable	—	27.6
Other taxes payable	22.1	13.7
Other current liabilities	28.9	8.3
Current portion of long-term debt	0.5	0.8
Derivative liabilities	2.2	48.0
Total current liabilities	550.3	475.4
Pension and postretirement benefit obligations	21.1	24.0
Other long-term liabilities	1.0	1.1
Long-term debt, less current portion	863.8	862.7
Total liabilities	1,436.2	1,363.2
Commitments and contingencies
Partners’ capital:
Limited partners’ interest (69,317,278 and 57,529,778 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	1,145.9	884.8
General partner’s interest	37.7	30.5
Accumulated other comprehensive income (loss)	21.2	(25.5)
Total partners’ capital	1,204.8	889.8
Total liabilities and partners’ capital	$2,641.0	$2,253.0
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except per unit and unit data)
Sales	$1,505.5	$1,179.8	$4,178.3	$3,436.4
Cost of sales	1,443.4	1,021.4	3,880.8	3,064.9
Gross profit	62.1	158.4	297.5	371.5
Operating costs and expenses:
Selling	13.9	15.0	46.7	26.7
General and administrative	15.8	12.8	59.9	41.3
Transportation	34.9	28.4	104.1	80.9
Taxes other than income taxes	3.7	1.8	9.7	5.4
Other	12.8	1.6	14.4	4.9
Operating income (loss)	(19.0)	98.8	62.7	212.3
Other income (expense):
Interest expense	(24.2)	(24.2)	(73.7)	(61.2)
Realized gain (loss) on derivative instruments	4.2	(10.1)	5.4	20.5
Unrealized gain (loss) on derivative instruments	2.4	(22.1)	22.9	(11.3)
Other	1.9	0.2	2.2	0.3
Total other expense	(15.7)	(56.2)	(43.2)	(51.7)
Net income (loss) before income taxes	(34.7)	42.6	19.5	160.6
Income tax expense	0.1	0.2	0.5	0.6
Net income (loss)	$(34.8)	$42.4	$19.0	$160.0
Allocation of net income (loss):
Net income (loss)	$(34.8)	$42.4	$19.0	$160.0
Less:
General partner’s interest in net income (loss)	(0.7)	0.8	0.4	3.2
General partner’s incentive distribution rights	3.8	1.7	10.9	3.3
Non-vested share based payments	—	0.2	0.2	0.9
Net income (loss) available to limited partners	$(37.9)	$39.7	$7.5	$152.6
Weighted average limited partner units outstanding:
Basic	69,626,650	57,745,806	67,367,326	54,826,636
Diluted	69,626,650	57,825,603	67,553,709	54,866,915
Limited partners’ interest basic and diluted net income (loss) per unit	$(0.54)	$0.69	$0.11	$2.78
Cash distributions declared per limited partner unit	$0.685	$0.59	$2.015	$1.68
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Net income (loss)	$(34.8)	$42.4	$19.0	$160.0
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge (gain) loss reclassified to net income (loss)	(5.6)	41.8	4.4	137.8
Change in fair value of cash flow hedges	14.1	(83.4)	41.3	(236.3)
Defined benefit pension and retiree health benefit plans	0.1	1.0	1.0	1.3
Total other comprehensive income (loss)	8.6	(40.6)	46.7	(97.2)
Comprehensive income (loss) attributable to partners’ capital	$(26.2)	$1.8	$65.7	$62.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2012	$(25.5)	$30.5	$884.8	$889.8
Other comprehensive income	46.7	—	—	46.7
Net income	—	11.3	7.7	19.0
Common units repurchased for phantom unit grants	—	—	(5.0)	(5.0)
Amortization of vested phantom units	—	—	2.4	2.4
Issuances of phantom units, net of repurchases for taxes	—	—	(0.3)	(0.3)
Proceeds from public offerings of common units, net	—	—	392.5	392.5
Contributions from Calumet GP, LLC	—	8.4	—	8.4
Distributions to partners	—	(12.5)	(136.2)	(148.7)
Balance at September 30, 2013	$21.2	$37.7	$1,145.9	$1,204.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Operating activities
Net income	$19.0	$160.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.2	63.9
Amortization of turnaround costs	10.9	10.3
Non-cash interest expense	5.2	4.4
Provision for doubtful accounts	0.6	0.3
Unrealized (gain) loss on derivative instruments	(22.9)	11.3
Non-cash equity based compensation	3.4	5.1
Other non-cash activities	14.5	1.1
Changes in assets and liabilities:
Accounts receivable	(75.8)	(32.4)
Inventories	10.9	33.7
Prepaid expenses and other current assets	(0.3)	(1.6)
Derivative activity	3.0	0.9
Turnaround costs	(62.9)	(14.1)
Deposits	5.2	(1.8)
Other assets	0.1	—
Accounts payable	121.7	26.8
Accrued interest payable	5.3	20.3
Accrued salaries, wages and benefits	(5.8)	2.3
Accrued income taxes payable	(27.6)	0.1
Other taxes payable	8.4	3.3
Other liabilities	11.6	2.9
Pension and postretirement benefit obligations	(2.4)	(7.4)
Net cash provided by operating activities	110.3	289.4
Investing activities
Additions to property, plant and equipment	(114.1)	(36.7)
Cash paid for acquisitions, net of cash acquired	(124.1)	(379.0)
Investment in unconsolidated affiliate	(17.8)	—
Proceeds from sale of property, plant and equipment	—	1.9
Net cash used in investing activities	(256.0)	(413.8)
Financing activities
Proceeds from borrowings — revolving credit facility	731.9	1,147.8
Repayments of borrowings — revolving credit facility	(731.9)	(1,147.8)
Payments on capital lease obligations	(0.9)	(1.2)
Proceeds from other financing obligations	3.5	—
Proceeds from senior notes offering	—	270.2
Debt issuance costs	—	(7.5)
Proceeds from public offerings of common units, net	392.5	146.6

Contributions from Calumet GP, LLC	8.4	3.1
Common units repurchased and taxes paid for phantom unit grants	(7.1)	(2.1)
Distributions to partners	(149.0)	(94.2)
Net cash provided by financing activities	247.4	314.9
Net increase in cash and cash equivalents	101.7	190.5
Cash and cash equivalents at beginning of period	32.2	—
Cash and cash equivalents at end of period	$133.9	$190.5
Supplemental disclosure of noncash financing and investing activities
Equipment acquired under capital lease	$—	$5.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a Delaware limited partnership. The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2013, the Company had 69,317,278 limited partner common units and 1,414,638 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain expenses. The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, white mineral oils, solvents, petrolatums, waxes, asphalt and fuel and fuel related products including gasoline, diesel, jet fuel and heavy fuel oils. The Company is also engaged in the resale of purchased crude oil to third party customers. The Company owns facilities located in Shreveport, Louisiana (“Shreveport” and “Calumet Packaging” (formerly “TruSouth”)); Superior, Wisconsin (“Superior”); San Antonio, Texas (“San Antonio”); Great Falls, Montana (“Montana”); Princeton, Louisiana (“Princeton”); Cotton Valley, Louisiana (“Cotton Valley”); Karns City, Pennsylvania (“Karns City”); Dickinson, Texas (“Dickinson”); Louisiana, Missouri (“Missouri”) and Porter, Texas (“Royal Purple”) and terminals located in Burnham, Illinois (“Burnham”); Rhinelander, Wisconsin (“Rhinelander”); Crookston, Minnesota (“Crookston”) and Proctor, Minnesota (“Duluth”).
The unaudited condensed consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2012 Annual Report.
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
3. Acquisitions
Missouri Acquisition
On January 3, 2012, the Company completed the acquisition of the aviation and refrigerant lubricants business (a polyolester based synthetic lubricants business) of Hercules Incorporated, a subsidiary of Ashland, Inc., including a manufacturing facility located in Louisiana, Missouri for aggregate consideration of approximately $19.6 million (“Missouri Acquisition”). The Missouri Acquisition was financed with borrowings under the Company’s revolving credit facility and cash on hand. The Company believes the Missouri Acquisition provides greater diversity to its specialty products segment. The assets acquired and results of operations have been included in the Company’s condensed consolidated balance sheets and the Company’s unaudited condensed consolidated statements of operations since the date of acquisition. In connection with the Missouri Acquisition, the Company incurred no acquisition costs during the three months ended September 30, 2012 and $0.5 million during the nine months ended September 30, 2012, which are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.
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

The component of the intangible assets listed in the table above as of January 3, 2012, based upon a third party appraisal, was as follows (in millions):

	Amount	Life (Years)
Customer relationships	$5.4	20
Calumet Packaging Acquisition
On January 6, 2012, the Company completed the acquisition of all of the outstanding membership interests of TruSouth Oil, LLC (“TruSouth”), a specialty petroleum packaging and distribution company located in Shreveport, Louisiana for aggregate consideration of approximately $26.9 million, net of cash acquired (“Calumet Packaging Acquisition”). The Calumet Packaging Acquisition was financed with borrowings under the Company’s revolving credit facility. Immediately prior to its acquisition by the Company, TruSouth was owned in part by affiliates of the Company’s general partner. The Company believes the Calumet Packaging Acquisition provides greater diversity to its specialty products segment. The assets acquired and liabilities assumed have been included in the Company’s condensed consolidated balance sheets and results of operations have been included in the Company’s unaudited condensed consolidated statements of operations since the date of acquisition. In connection with the Calumet Packaging Acquisition, the Company incurred no acquisition costs during the three months ended September 30, 2012 and approximately $0.2 million during the nine months ended September 30, 2012, which are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company recorded $0.4 million of goodwill as a result of the Calumet Packaging Acquisition, all of which was recorded within the Company’s specialty products segment. Goodwill recognized in the acquisition relates primarily to enhancing the Company’s strategic platform for expansion in its specialty products segment. The allocation of the aggregate purchase price to assets acquired and liabilities assumed is as follows (in millions):

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
Royal Purple Acquisition
On July 3, 2012, the Company completed the acquisition of Royal Purple, Inc. (“Royal Purple”), a Texas corporation which was converted into a Delaware limited liability company at closing, for aggregate consideration of approximately $331.2 million, net of cash acquired (“Royal Purple Acquisition”). Royal Purple is a leading independent formulator and marketer of premium industrial and consumer lubricants to a diverse customer base across several large markets including oil and gas, chemicals and refining, power generation, manufacturing and transportation, food and drug manufacturing and automotive aftermarket. The Royal Purple Acquisition was financed with net proceeds of $262.6 million from the Company’s June 2012 private placement of 9 5/8% senior notes due August 1, 2020 and cash on hand. The Company believes the Royal Purple Acquisition increases its position in the specialty lubricants market, expands its geographic reach, increases its asset diversity and enhances its specialty products segment. The assets acquired and liabilities assumed have been included in the Company’s condensed consolidated balance sheets and results of operations have been included in the Company’s unaudited condensed consolidated statements of operations since the date of acquisition. In connection with the Royal Purple Acquisition, during the three and nine months ended September 30, 2012, the Company incurred approximately $0.3 million and $0.4 million, respectively, of acquisition costs, which are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.
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
Montana Acquisition
On October 1, 2012, the Company completed the acquisition from Connacher Oil and Gas Limited (“Connacher”) of all the shares of common stock of Montana Refining Company, Inc. (“Montana”) and an insignificant affiliated company for aggregate consideration of approximately $191.6 million, net of cash acquired (“Montana Acquisition”). Montana produces gasoline, diesel, jet fuel and asphalt, which are marketed primarily into local markets in Washington, Montana, Idaho and Alberta, Canada. The Montana Acquisition was funded primarily with cash on hand with the balance through borrowings under the Company’s revolving credit facility. The Company believes the Montana Acquisition further diversifies its crude oil feedstock slate, operating asset base and geographic presence. The assets acquired and liabilities assumed and results of operations have been included in the Company’s condensed consolidated balance sheets and unaudited condensed consolidated statements of operations since the date of acquisition. In connection with the Montana Acquisition, the Company incurred no acquisition costs during the three months ended September 30, 2013 and approximately $0.1 million during the nine months ended September 30, 2013, which are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.
Immediately after closing the Montana Acquisition, the Company converted Montana Refining Company, Inc. into a Delaware limited liability company, Calumet Montana Refining, LLC. This conversion resulted in the recognition of a current income tax liability of approximately $27.6 million, which was paid during the nine months ended September 30, 2013, and was offset by the derecognition of a deferred tax liability for a comparable amount assumed in connection with the acquisition.
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
San Antonio Acquisition
On January 2, 2013, the Company completed the acquisition of NuStar Energy L.P.’s (“NuStar”) San Antonio, Texas refinery, together with related assets and the assumption of certain liabilities and obligations (“San Antonio Acquisition”). Total consideration for the San Antonio Acquisition was approximately $117.9 million, net of cash acquired and excluding certain purchase price adjustments. The refinery has total crude oil throughput capacity of 14,500 bpd and primarily produces jet fuel, diesel, other fuel products and specialty solvents. The San Antonio Acquisition was funded with borrowings under the Company’s revolving credit facility with the balance through cash on hand. The Company believes the San Antonio Acquisition further diversifies the Company’s crude oil feedstock slate, operating asset base and geographic presence. The assets acquired and results of operations have been included in the Company’s condensed consolidated balance sheets and unaudited condensed consolidated statements of operations since the date of acquisition. In connection with the San Antonio Acquisition, the Company incurred no acquisition costs during the three months ended September 30, 2013 and approximately $0.5 million during the nine months ended September 30, 2013, which are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.
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

Allocation of Purchase Price
Inventories	$17.0
Property, plant and equipment, net	100.7
Goodwill	5.7
Accrued salaries, wages and benefits	(0.1)
Other current liabilities	(5.4)
Total purchase price, net of cash acquired	$117.9

Crude Oil Logistics Acquisition
On August 9, 2013, the Company completed the acquisition of seven crude oil loading facilities and related assets in North Dakota and Montana from Murphy Oil USA, Inc. (“Murphy”) for aggregate consideration of approximately $6.2 million (“Crude Oil Logistics Acquisition”). The Crude Oil Logistics Acquisition was funded with cash on hand. As part of this acquisition, the Company assumed pipeline space on the Enbridge Pipeline System (“Enbridge Pipeline”) previously held by Murphy. The Company will have the ability to transport crude oil directly from the point of lease, into the Company’s newly acquired crude oil loading facilities and then onto the Enbridge Pipeline where it can be routed to the Company’s refineries and/or third party customers. As part of this transaction, the Company and Murphy jointly consented to terminate an existing crude oil purchase agreement (“Murphy Crude Oil Supply Agreement”) wherein Murphy supplied the Company’s Superior refinery with up to 10,000 barrels per day of crude oil. In connection with the Crude Oil Logistics Acquisition, during the three and nine months ended September 30, 2013, the Company incurred acquisition costs of approximately $0.2 million, which are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.
The preliminary allocation of the aggregate purchase price to assets acquired was primarily comprised of $0.9 million of property, plant and equipment, net and $5.2 million of goodwill, all of which was recorded within the Company’s fuel products segment. Goodwill recognized in the acquisition relates primarily to enhancing the Company’s crude oil gathering operations to support the Superior refinery.
Results of Sales and Earnings
The following financial information reflects sales and operating income of the Royal Purple, Montana and San Antonio Acquisitions that are included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 (in millions):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Sales	$276.6	$810.5
Operating income	$2.7	$28.2
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information reflects the unaudited condensed consolidated results of operations of the Company as if the Royal Purple, Montana and San Antonio Acquisitions had taken place on January 1, 2012 (in millions, except for per unit data):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Sales	$1,463.6	$4,255.4
Net income	$54.1	$168.5
Limited partners’ interest net income per unit — basic	$0.73	$2.31
Limited partners’ interest net income per unit — diluted	$0.74	$2.31
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

4. Inventories
The cost of inventory is recorded using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $91.5 million and $38.3 million higher as of September 30, 2013 and December 31, 2012, respectively.
Inventories consist of the following (in millions):

	September 30, 2013	December 31, 2012
Raw materials	$124.5	$85.4
Work in process	122.3	119.5
Finished goods	312.9	348.7
	$559.7	$553.6
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
The Company accounts for its ownership in its joint venture under the equity method of accounting. As of September 30, 2013, the Company has an investment of $19.5 million in Dakota Prairie Refining, LLC primarily related to the development of the refinery.

6. Other Noncurrent Assets
Other noncurrent assets primarily include deferred debt issuance costs and turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $66.3 million and $14.3 million as of September 30, 2013 and December 31, 2012, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets. These amounts are net of accumulated amortization of $22.0 million and $17.8 million at September 30, 2013 and December 31, 2012, respectively.
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
San Antonio Refinery
In connection with the San Antonio Acquisition, the Company agreed to indemnify NuStar from any environmental liabilities associated with the San Antonio refinery, except for any governmental penalties or fines that may result from NuStar’s actions or inactions during NuStar’s 20 month period of ownership of the San Antonio refinery. Anadarko Petroleum Corporation (“Anadarko”) and Age Refining, Inc. (“Age Refining”), a third party that has since entered bankruptcy, are subject to a 1995 Agreed Order from the Texas Natural Resource Conservation Commission, now known as the Texas Commission on Environmental Quality (“TCEQ”), pursuant to which Anadarko and Age Refining are obligated to assess and remediate contamination at the San Antonio refinery. The Company is not a party to this Agreed Order. The Company is in discussions with both TCEQ and Anadarko over how best to address pre-existing contamination at the San Antonio refinery.
Montana Refinery
In connection with the Montana Acquisition (see Note 3), the Company became a party to an existing 2002 Refinery Initiative consent decree (“Montana Consent Decree”) with the EPA and the Montana Department of Environmental Quality(“MDEQ”). The material obligations imposed by the Montana Consent Decree have been completed. Periodic reporting is the primary current obligation under the Montana Consent Decree. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previous hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Montana refinery. The Company believes the majority of damages related to such contamination at the Montana refinery are covered by a contractual indemnity provided by Holly Corporation (“Holly”), the owner and operator of the Montana refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Montana refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc. for environmental conditions arising under Holly’s ownership and operation of the Montana refinery, and existing as of the date of sale to Connacher. As a result of the Montana Acquisition, the Company’s liability is limited under the asset purchase agreement between Holly and Connacher and the costs to be covered by the Company are not believed to be material at this time. Some of these costs covered by the Company will be voluntary to prepare the expansion area in conjunction with the Company’s planned capacity expansion at the Montana refinery. Prior to the Montana Acquisition, Holly had reimbursed Connacher in accordance with the contractual indemnity for remedial actions related to such contamination at the Montana refinery.
Superior Refinery
In connection with the Superior Acquisition, the Company became a party to an existing consent decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to its

Superior refinery. Under the Superior Consent Decree, the Company will have to complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the facility to the EPA and the WDNR. The Company currently estimates costs of approximately $0.9 million to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be significant. In addition, the Company may have to pursue certain additional environmental and safety-related projects at the Superior refinery including, but not limited to: (i) installing process equipment pursuant to applicable EPA fuel content regulations; (ii) purchasing emission credits on an interim basis until such time as any process equipment that may be required under the EPA fuel content regulations is installed and operational; (iii) performing monitoring of historical contamination at the facility; (iv) upgrading treatment equipment or possibly pursuing other remedies, as necessary, to satisfy new effluent discharge limits under a federal Clean Water Act permit renewal that is pending and (v) pursuing various voluntary programs at the Superior refinery, including removing asbestos-containing materials or enhancing process safety or other maintenance practices. Completion of these additional projects will result in the Company incurring additional costs, which could be substantial. For the three months ended September 30, 2013 and 2012, the Company incurred approximately $0.5 million and $0.6 million, respectively, of costs related to installing process equipment pursuant to the EPA fuel content regulations. For the nine months ended September 30, 2013 and 2012, the Company incurred approximately $0.7 million and $2.1 million, respectively, of costs related to installing process equipment pursuant to the EPA fuel content regulations.
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
The Company is contractually indemnified by Murphy Oil Corporation (“Murphy Oil”) under an asset purchase agreement between the Company and Murphy Oil for specified environmental liabilities arising from the operations of the Superior refinery including: (i) certain obligations arising out of the Superior Consent Decree (including payment of a civil penalty required under the Superior Consent Decree), (ii) certain liabilities arising in connection with Murphy Oil’s transport of certain wastes and other materials to specified offsite real properties for disposal or recycling prior to the Superior Acquisition and (iii) certain liabilities for certain third party actions, suits or proceedings alleging exposure, prior to the Superior Acquisition, of an individual to wastes or other materials at the specified on-site real property, which wastes or other materials were spilled, released, emitted or discharged by Murphy Oil. The Company believes contractual indemnity by Murphy Oil for such specified environmental liabilities is unlimited in duration and not subject to any monetary deductibles or maximums. The Company was also contractually indemnified by Murphy Oil under the asset purchase agreement until October 1, 2013 for liabilities arising from breaches of certain environmental representations and warranties made by Murphy Oil, subject to a maximum liability of $22.0 million, for which the Company was required to contribute up to the first $6.6 million. The amount of any damages payable by Murphy Oil pursuant to the contractual indemnities under the asset purchase agreement were net of any amount recoverable under an environmental insurance policy that the Company obtained in connection with the Superior Acquisition, which named the Company and Murphy Oil as insureds and covers environmental conditions existing at the Superior refinery prior to the Superior Acquisition.
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act and federal Clean Water Act regulations prior to December 31, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During the three months ended September 30, 2013 and 2012, the Company incurred approximately $0.3 million and $0.1 million, respectively, of such expenditures. During the nine months ended September 30, 2013 and 2012, the Company incurred approximately $4.8 million and $2.2 million, respectively, of such expenditures and estimates additional expenditures of approximately $6.0 million to $8.0 million of capital expenditures and expenditures related to additional personnel and environmental studies over the next three years as a result of the implementation of these requirements. These capital investment requirements are incorporated into the Company’s annual capital expenditures budgets and the Company does not expect any additional capital expenditures as a result of the required audits or required operational changes included in the Global Settlement to have a material adverse effect on the Company’s financial results or operations.

In August 2011, the EPA conducted an inspection of the Shreveport refinery’s Risk Management Program compliance. An inspection report dated October 20, 2011 was transmitted to the Shreveport refinery. The Company submitted supplemental information to the EPA, which was followed by a site visit from EPA personnel. On September 12, 2013, the EPA issued a revised draft Consent Agreement and Final Order to the Shreveport refinery, which included a proposed civil penalty of $0.3 million.
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
Current and former owners of a property in Bossier Parish, Louisiana, filed a lawsuit in March 2006 against the Company and other defendants, including Chevron USA, Inc. (“Chevron”), Legacy Resources Co., L.P. (“Legacy”) and Exxon Mobil Corporation (“Exxon Mobil”), alleging damage from salt water and other environmental contamination on the property arising from historical oil field production on the property. Oil field exploration and production on the property began in the 1920’s by predecessors of Exxon Mobil. The Company received an assignment of certain mineral leases for portions of the property in 1993 from an affiliate of Texaco, prior to Texaco’s merger with Chevron. The Company then assigned those mineral leases to Legacy. The mineral lease assignments include indemnity provisions obligating the assignees to provide certain indemnities to the assignors. The Company, Chevron, Legacy and the plaintiffs are participating in mediation in an attempt to settle the litigation.
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
The Company has completed studies to assess the adequacy of its PSM practices at its Shreveport refinery with respect to certain consensus codes and standards. During the three months ended September 30, 2013 and 2012, the Company incurred approximately $0.8 million and $0.2 million, respectively, of related capital expenditures. During the nine months ended September 30, 2013 and 2012, the Company incurred approximately $2.8 million and $0.5 million, respectively, of related capital expenditures and expects to incur additional capital expenditures of approximately $1.0 million during the last quarter of 2013 to address OSHA compliance issues identified in these studies. The Company expects these capital expenditures will enhance its equipment such that the equipment maintains compliance with applicable consensus codes and standards.
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
Labor Matters
The Company has employees covered by various collective bargaining agreements. The Cotton Valley and Dickinson collective bargaining agreements were ratified on March 21, 2013 and April 1, 2013, respectively, and both will expire on March 31, 2016. The Shreveport collective bargaining agreement was ratified on April 30, 2013 and will expire on April 30, 2016.

Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued to vendors. As of September 30, 2013 and December 31, 2012, the Company had outstanding standby letters of credit of $140.5 million and $222.4 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 8 for additional information regarding the Company’s revolving credit facility. The maximum amount of letters of credit the Company could issue at September 30, 2013 and December 31, 2012 under its revolving credit facility is subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $680.0 million, which is the greater of (i) $400.0 million and (ii) 80% of revolver commitments in effect ($850.0 million at September 30, 2013 and December 31, 2012).
As of September 30, 2013 and December 31, 2012, the Company had availability to issue letters of credit of $477.1 million and $355.1 million, respectively, under its revolving credit facility. As of December 31, 2012, the outstanding standby letters of credit issued under the revolving credit facility included a $25.0 million letter of credit issued to a hedging counterparty to support a portion of its fuel products hedging program.
8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments monthly, borrowings due June 2016	$—	$—
Borrowings under 2019 Notes, interest at a fixed rate of 9.375%, interest payments semiannually, borrowings due May 2019, effective interest rate of 9.94% for the nine months ended September 30, 2013	600.0	600.0
Borrowings under 2020 Notes, interest at a fixed rate of 9.625%, interest payments semiannually, borrowings due August 2020, effective interest rate of 10.02% for the nine months ended September 30, 2013	275.0	275.0
Capital lease obligations, at various interest rates, interest and principal payments monthly through January 2027	4.9	5.5
Less unamortized discounts	(15.6)	(17.0)
Total long-term debt	864.3	863.5
Less current portion of long-term debt	0.5	0.8
	$863.8	$862.7
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
Interest on the 2020 Notes is paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2013. The 2020 Notes will mature on August 1, 2020, unless redeemed prior to maturity. The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by all of the Company’s current operating subsidiaries and certain of the Company’s future operating subsidiaries, with the exception of Calumet Finance Corp. (100%-owned Delaware corporation that is minor and was organized for the sole purpose of being a co-issuer of certain of the Company’s indebtedness, including the 2020 Notes). The operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indenture governing the 2020 Notes.
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
Interest on the 2019 Notes is paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The 2019 Notes will mature on May 1, 2019, unless redeemed prior to maturity. The 2019 Notes are jointly and severally guaranteed on a senior unsecured basis by all of the Company’s current operating subsidiaries and certain of the Company’s future operating subsidiaries, with the exception of Calumet Finance Corp. (100%-owned Delaware corporation that is minor and was organized for the sole purpose of being a co-issuer of certain of the Company’s indebtedness, including the 2019 Notes). The operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the 2019 Notes.
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

Amended and Restated Senior Secured Revolving Credit Facility
The Company has an $850.0 million senior secured revolving credit facility, which is its primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in June 2016 and currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. As of September 30, 2013, the margin was 100 basis points for prime and 225 basis points for LIBOR; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
The borrowing capacity at September 30, 2013 under the revolving credit facility was $617.6 million. As of September 30, 2013, the Company had no outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $140.5 million, leaving $477.1 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s cash, accounts receivable, inventory and certain other personal property.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (i) 12.5% of the lesser of (a) the Borrowing Base (as defined in the revolving credit agreement) (without giving effect to the LC Reserve (as defined in the revolving credit agreement)) and (b) the credit agreement commitments then in effect and (ii) $46.4 million, (as increased, upon the effectiveness of the increase in the maximum availability under the revolving credit facility, by the same percentage as the percentage increase in the revolving credit agreement commitments), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit agreement) of at least 1.0 to 1.0. As of September 30, 2013, the Company’s Fixed Charge Coverage Ratio was 2.8 to 1.0.
As of September 30, 2013, the Company was in compliance with all covenants under the revolving credit facility.

Maturities of Long-Term Debt
As of September 30, 2013, maturities of the Company’s long-term debt are as follows (in millions):

Year	Maturity
2013	$0.2
2014	0.4
2015	0.3
2016	0.3
2017	0.4
Thereafter	878.3
Total	$879.9
9. Derivatives
The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in the Company’s fuel products segment) and natural gas. The Company uses various strategies to reduce its exposure to commodity price risk. The Company does not attempt to eliminate all of the Company’s risk as the costs of such actions are believed to be too high in relation to the risk posed to the Company’s future cash flows, earnings and liquidity. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, futures and options, to attempt to reduce the Company’s exposure with respect to:

•	crude oil purchases and sales;

•	fuel product sales and purchases;

•	natural gas purchases; and

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet (“LLS”), Western Canadian Select (“WCS”), Mixed Sweet Blend (“MSW”) and ICE Brent (“Brent”).

The Company does not hold or issue derivative instruments for trading purposes.
The Company recognizes all derivative instruments at their fair values (see Note 10) as either current assets or current liabilities on the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company’s financial results are subject to the possibility that changes in a derivative’s fair value could result in significant ineffectiveness and potentially no longer qualify it for hedge accounting. The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets and liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013			December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets

Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$47.1	$(10.5)	$36.6	$24.9	$(14.4)	$10.5
Gasoline swaps	—	—	—	5.2	(4.9)	0.3
Diesel swaps	12.5	(22.3)	(9.8)	7.0	(14.9)	(7.9)
Jet fuel swaps	1.6	(5.6)	(4.0)	8.0	(7.8)	0.2
Total derivative instruments designated as hedges	61.2	(38.4)	22.8	45.1	(42.0)	3.1
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	2.2	(0.9)	1.3	0.1	(0.1)	—
Crude oil basis swaps	—	(3.1)	(3.1)	0.1	(0.1)	—
Gasoline swaps	0.2	(0.1)	0.1	—	—	—
Diesel swaps	3.6	(0.7)	2.9	5.1	(5.1)	—
Jet fuel swaps	0.4	(0.2)	0.2	—	—	—
Specialty products segment:
Crude oil swaps	—	—	—	1.6	(1.6)	—
Natural gas swaps	0.1	(1.4)	(1.3)	—	—	—
Total derivative instruments not designated as hedges	6.5	(6.4)	0.1	6.9	(6.9)	—
Total derivative instruments	$67.7	$(44.8)	$22.9	$52.0	$(48.9)	$3.1

	September 30, 2013			December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets

Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$(8.8)	$10.5	$1.7	$(41.1)	$14.4	$(26.7)
Gasoline swaps	—	—	—	(2.8)	4.9	2.1
Diesel swaps	(22.9)	22.3	(0.6)	(25.2)	14.9	(10.3)
Jet fuel swaps	(5.6)	5.6	—	(10.1)	7.8	(2.3)
Total derivative instruments designated as hedges	(37.3)	38.4	1.1	(79.2)	42.0	(37.2)
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	(1.1)	0.9	(0.2)	(10.8)	0.1	(10.7)
Crude oil basis swaps	(5.3)	3.1	(2.2)	(3.5)	0.1	(3.4)
Gasoline swaps	(0.1)	0.1	—	(2.2)	—	(2.2)
Diesel swaps	(0.3)	0.7	0.4	(1.2)	5.1	3.9
Jet fuel swaps	0.1	0.2	0.3	—	—	—
Specialty products segment:
Crude oil swaps	—	—	—	—	1.6	1.6
Natural gas swaps	(3.0)	1.4	(1.6)	—	—	—
Total derivative instruments not designated as hedges	(9.7)	6.4	(3.3)	(17.7)	6.9	(10.8)
Total derivative instruments	$(47.0)	$44.8	$(2.2)	$(96.9)	$48.9	$(48.0)
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
Effective January 1, 2012, hedge accounting was discontinued prospectively for certain crude oil derivative instruments when it was determined that they were no longer highly effective in offsetting changes in the cash flows associated with crude oil purchases at the Company’s Superior refinery due to the volatility in crude oil pricing differentials between heavy crude oil and NYMEX WTI. Effective April 1, 2012, hedge accounting was discontinued prospectively for certain gasoline and diesel derivative instruments associated with gasoline and diesel sales at the Company’s Superior refinery. The discontinuance of hedge accounting on these derivative instruments has caused the Company to recognize the following gains and losses in realized gain (loss) on derivative instruments and unrealized gain (loss) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gain (loss) on derivative instruments	$1.6	$(4.8)	$(2.6)	$49.7
Unrealized gain (loss) on derivative instruments	$1.3	$(35.0)	$8.7	$(6.8)
The amount reclassified from accumulated other comprehensive income (loss) into earnings, as a result of the discontinuance of hedge accounting for certain jet fuel derivative instruments because it was no longer probable that the original forecasted transaction would occur by the end of the originally specified time period, caused the Company to recognize derivative losses of $0.7 million and $1.7 million in realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively.
For derivative instruments not designated as cash flow hedges and the portion of any cash flow hedge that is determined to be ineffective, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a cash flow hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Ineffectiveness is inherent in the hedging of crude oil and fuel products. Due to the volatility in the markets for crude oil and fuel products, the Company is unable to predict the amount of ineffectiveness each period, determined on a derivative by derivative basis or in the aggregate for a specific commodity, and has the potential for the future loss of hedge accounting. Ineffectiveness and the loss of hedge accounting has resulted in increased volatility in the Company’s financial results. However, even though certain derivative instruments may not qualify for hedge accounting, the Company intends to continue to utilize such instruments as management believes such derivative instruments continue to provide the Company with the opportunity to more effectively stabilize cash flows.
The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of partners’ capital as of, and for the three months ended September 30, 2013 and 2012 related to its derivative instruments that were designated as cash flow hedges (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivatives (Ineffective Portion)
	Three Months Ended		Location of Gain (Loss)	Three Months Ended		Location of Gain (Loss)	Three Months Ended
	September 30,			September 30,			September 30,
Type of Derivative	2013	2012		2013	2012		2013	2012
Fuel products segment:
Crude oil swaps	$59.2	$13.0	Cost of sales	$11.1	$8.0	Unrealized/ Realized	$11.3	$34.1
Gasoline swaps	(0.3)	8.9	Sales	(0.1)	—	Unrealized/ Realized	(0.6)	(23.1)
Diesel swaps	(33.1)	(49.3)	Sales	(4.4)	(29.2)	Unrealized/ Realized	(0.6)	(1.2)
Jet fuel swaps	(11.7)	(56.0)	Sales	(0.2)	(20.4)	Unrealized/ Realized	(0.5)	(4.5)
Specialty products segment:
Crude oil swaps	—	—	Cost of sales	(0.8)	(0.2)	Unrealized/ Realized	—	—
Total	$14.1	$(83.4)		$5.6	$(41.8)		$9.6	$5.3

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 related to its derivative instruments not designated as cash flow hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Gain (Loss) on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Type of Derivative	2013	2012	2013	2012
Fuel products segment:
Crude oil swaps	$2.0	$(8.9)	$2.7	$40.2
Crude oil basis swaps	(0.2)	—	(7.2)	—
Gasoline swaps	—	2.4	(0.4)	(40.9)
Diesel swaps	0.9	2.8	(1.1)	(34.2)
Jet fuel swaps	0.7	(0.6)	0.5	0.5
Specialty products segment:
Crude oil swaps	0.1	—	(0.1)	1.0
Natural gas swaps	—	(1.4)	(0.9)	1.6
Interest rate swaps	—	(0.1)	—	0.1
Total	$3.5	$(5.8)	$(6.5)	$(31.7)
The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of other comprehensive income (loss) and its unaudited condensed consolidated statements of partners’ capital as of, and for the nine months ended September 30, 2013 and 2012 related to its derivative instruments that were designated as cash flow hedges (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivatives (Ineffective Portion)
	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended
	September 30,			September 30,			September 30,
Type of Derivative	2013	2012		2013	2012		2013	2012
Fuel products segment:
Crude oil swaps	$32.5	$(85.9)	Cost of sales	$(2.5)	$42.6	Unrealized/ Realized	$(16.5)	$84.0
Gasoline swaps	(0.7)	(31.3)	Sales	(0.2)	(39.2)	Unrealized/ Realized	(1.2)	(38.4)
Diesel swaps	8.5	(70.7)	Sales	(3.0)	(52.0)	Unrealized/ Realized	(3.9)	(3.0)
Jet fuel swaps	1.0	(48.4)	Sales	1.8	(89.0)	Unrealized/ Realized	6.0	(2.6)
Specialty products segment:
Crude oil swaps	—	—	Cost of sales	(0.5)	(0.2)	Unrealized/ Realized	—	—
Total	$41.3	$(236.3)		$(4.4)	$(137.8)		$(15.6)	$40.0
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 related to its derivative instruments not designated as cash flow hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Gain (Loss) on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative	2013	2012	2013	2012
Fuel products segment:
Crude oil swaps	$(6.8)	$(16.2)	$42.5	$(40.0)
Crude oil basis swaps	7.3	—	(1.9)	—
Gasoline swaps	2.9	13.8	(0.4)	(1.1)
Diesel swaps	6.4	8.0	(4.5)	6.7
Jet fuel swaps	0.7	(1.7)	0.4	—
Specialty products segment:
Crude oil swaps	1.8	—	(1.6)	1.6
Natural gas swaps	—	(4.9)	(2.9)	2.7
Interest rate swaps	—	(0.7)	—	1.0
Total	$12.3	$(1.7)	$31.6	$(29.1)
The cash flow impact of the Company’s derivative activities is classified primarily as a change in derivative activity in the operating activities section in the unaudited condensed consolidated statements of cash flows.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of September 30, 2013, the Company had seven counterparties, in which derivatives held were net assets, totaling $22.9 million. As of December 31, 2012, the Company had two counterparties, in which the derivatives held were net assets, totaling $3.1 million. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least Baa2 and A- by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark to market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of September 30, 2013 or December 31, 2012. The Company’s contracts with these counterparties allow for netting of derivative instruments executed under each contract. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in deposits, on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. As of September 30, 2013, the Company had provided its counterparties with no collateral. As of December 31, 2012, the Company had provided its counterparties with no collateral except for a $25.0 million letter of credit provided to one counterparty to support crack spread hedging. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.
Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. In certain cases, the Company’s credit threshold is dependent upon the Company’s maintenance of certain corporate credit ratings with Moody’s and S&P. In the event that the Company’s corporate credit rating is lowered below specified levels by Moody’s and S&P, such counterparties would have the right to reduce the applicable threshold to zero and demand full collateralization of the Company’s net liability position on outstanding derivative instruments. As of September 30, 2013 and December 31, 2012, there was a net asset of $5.0 million and a net liability $7.5 million, respectively, associated with the Company’s outstanding derivative instruments subject to such requirements. In addition, the majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business.

The effective portion of the cash flow hedges classified in accumulated other comprehensive income was $31.7 million as of September 30, 2013. The effective portion of the cash flow hedges classified in accumulated other comprehensive loss was $14.0 million as of December 31, 2012. Absent a change in the fair market value of the underlying transactions, the following other comprehensive income (loss) at September 30, 2013 will be reclassified to earnings by December 31, 2016 with balances being recognized as follows (in millions):

Year	Accumulated Other Comprehensive Income (Loss)
2013	$21.4
2014	9.9
2015	(0.8)
2016	1.2
Total	$31.7
Based on fair values as of September 30, 2013, the Company expects to reclassify $30.2 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual crude oil purchases and diesel and jet fuel sales. However, the amounts actually realized will be dependent on the fair values as of the dates of settlement.
Crude Oil Swap Contracts — Specialty Products Segment
At September 30, 2013, the Company did not have any crude oil derivatives related to future crude oil purchases in its specialty products segment.
At December 31, 2012, the Company had purchased a crude oil swap for 200,000 barrels in the second quarter of 2012 related to future crude oil purchases in its specialty products segment, which was not designated as a cash flow hedge. The Company subsequently sold a crude oil derivative swap in the third quarter of 2012, and the net impact of these two derivatives was a net gain of $1.6 million that was recorded to unrealized loss on derivative instruments in the consolidated statements of operations for the year ended December 31, 2012. This gain was realized in January 2013 upon settlement and was recorded to realized gain on derivative instruments in the unaudited condensed consolidated statements of operations.
Natural Gas Swap Contracts — Specialty Products Segment
At September 30, 2013, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as cash flow hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2013	1,250,000	$4.12
Calendar Year 2014	3,100,000	4.16
Calendar Year 2015	3,500,000	4.27
Calendar Year 2016	2,700,000	4.42
Calendar Year 2017	1,000,000	4.29
Totals	11,550,000
Average price		$4.26
At December 31, 2012, the Company did not have any natural gas derivatives related to future natural gas purchases in its specialty products segment.
Crude Oil Contracts — Fuel Products Segment
Crude Oil Swap Contracts
At September 30, 2013, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as cash flow hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	1,104,000	12,000	$93.41
Calendar Year 2014	6,068,500	16,626	89.93
Calendar Year 2015	5,329,000	14,600	89.08
Calendar Year 2016	1,098,000	3,000	85.12
Totals	13,599,500
Average price			$89.49
At September 30, 2013, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as cash flow hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	368,000	4,000	$96.58
Calendar Year 2014	411,000	1,126	95.21
Calendar Year 2015	637,500	1,747	89.89
Totals	1,416,500
Average price			$93.17
At September 30, 2013, the Company had the following derivatives to sell crude oil in its fuel products segment, none of which are designated as cash flow hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	92,000	1,000	$102.30
Totals	92,000
Average price			$102.30
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
Crude Oil Basis Swap Contracts
During 2012 and 2013, the Company entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between Canadian heavy crude oil and NYMEX WTI, pricing differentials between LLS and NYMEX WTI and pricing differentials between MSW and NYMEX WTI. At September 30, 2013, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as cash flow hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2013	794,000	8,630	$(17.92)
Totals	794,000
Average price			$(17.92)
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

During the third quarter of 2013, the Company entered into crude oil basis swaps for 250,000 barrels related to future crude oil purchases and sales to mitigate the risk of future changes in pricing differentials between Brent and NYMEX WTI on the Company’s reselling of crude oil. The net impact of these derivative instruments, none of which are designated as cash flow hedges, was a net gain of $0.1 million that has been recorded to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The net impact of these derivative instruments will be realized upon settlement in the fourth quarter of 2013 and will be recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations.

At December 31, 2012, the Company did not have any crude oil basis swaps related to future crude oil purchases and sales to mitigate the risk of future changes in pricing differentials between Brent and NYMEX WTI.
Fuel Products Swap Contracts — Fuel Products Segment
Diesel Swap Contracts
At September 30, 2013, the Company had the following derivatives related to diesel sales in its fuel products segment, all of which are designated as cash flow hedges:

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	828,000	9,000	$120.82
Calendar Year 2014	4,793,500	13,133	116.88
Calendar Year 2015	4,781,500	13,100	115.81
Calendar Year 2016	1,098,000	3,000	111.93
Totals	11,501,000
Average price			$116.25
At September 30, 2013, the Company had the following derivatives related to diesel sales in its fuel products segment, none of which are designated as cash flow hedges:

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	276,000	3,000	$124.17
Calendar Year 2014	501,000	1,373	122.49
Calendar Year 2015	637,500	1,747	118.16
Totals	1,414,500
Average price			$120.87
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
Jet Fuel Swap Contracts
At September 30, 2013, the Company had the following derivatives related to jet fuel sales in its fuel products segment, all of which are designated as cash flow hedges:

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	276,000	3,000	$122.36
Calendar Year 2014	1,275,000	3,493	116.64
Calendar Year 2015	547,500	1,500	112.51
Totals	2,098,500
Average price			$116.31

At September 30, 2013, the Company had the following derivatives to purchase jet fuel in its fuel products segment, none of which are designated as cash flow hedges:

Jet Fuel Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Calendar Year 2014	90,000	247	$116.71
Totals	90,000
Average price			$116.71
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
Gasoline Swap Contracts
At September 30, 2013, the Company did not have derivatives related to gasoline sales in its fuel products segment designated as cash flow hedges.
At September 30, 2013, the Company had the following derivatives related to gasoline sales in its fuel products segment, none of which are designated as cash flow hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	92,000	1,000	$105.50
Totals	92,000
Average price			$105.50
At September 30, 2013, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as cash flow hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2013	92,000	1,000	$105.00
Totals	92,000
Average price			$105.00
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
At December 31, 2012, the Company did not have any derivatives related to gasoline purchases in its fuel products segment designated as cash flow hedges.
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
To estimate the fair values of the Company’s derivative instruments, the Company uses the market approach. Under this approach, the fair values of the Company’s derivative instruments for crude oil, crude oil basis, gasoline, diesel, jet fuel, natural gas and interest rates are determined primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Generally, the Company obtains this data through surveying its counterparties and performing various analytical tests to validate the data. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company also includes an adjustment for non-performance risk in the recognized measure of fair value of all of the Company’s derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. When the Company is in a net asset position it uses its counterparty’s CDS, or a peer group’s estimated CDS when a CDS for the counterparty is not available. The Company uses its own peer group’s estimated CDS when it is in a net liability position. As a result of applying the applicable CDS at September 30, 2013, the Company’s asset was reduced by approximately $0.1 million and the liability was reduced by less than $0.1 million. As a result of applying the CDS at December 31, 2012, the Company’s asset was reduced by approximately $0.1 million and the liability was reduced by approximately $0.2 million.
Based on the use of various unobservable inputs, principally non-performance risk and unobservable inputs in forward years for crude oil, crude oil basis, gasoline, jet fuel, diesel and natural gas, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds. See Note 9 for further information on derivative instruments.
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2013, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) primarily consist of (i) cash and cash equivalents and (ii) mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the net asset value (“NAV”) of shares in each fund held by the Pension Plan at quarter end as provided by the third party administrator. See Note 12 for further information on pension assets.
Liability Awards
Unit based compensation liability awards are awards that are expected to be settled in cash on their vesting dates, rather than in equity units (“Liability Awards”). The Liability Awards are categorized as Level 1 because the fair value of the Company’s Liability Awards are based on the quoted closing unit price as of each balance sheet date.
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
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crude oil swaps	$—	$—	$37.9	$37.9	$—	$—	$10.5	$10.5
Crude oil basis swaps	—	—	(3.1)	(3.1)	—	—	—	—
Gasoline swaps	—	—	0.1	0.1	—	—	0.3	0.3
Diesel swaps	—	—	(6.9)	(6.9)	—	—	(7.9)	(7.9)
Jet fuel swaps	—	—	(3.8)	(3.8)	—	—	0.2	0.2
Natural gas swaps	—	—	(1.3)	(1.3)	—	—	—	—
Total derivative assets	—	—	22.9	22.9	—	—	3.1	3.1
Pension plan investments	0.2	44.1	—	44.3	38.9	2.7	—	41.6
Total recurring assets at fair value	$0.2	$44.1	$22.9	$67.2	$38.9	$2.7	$3.1	$44.7
Liabilities:
Derivative liabilities:
Crude oil swaps	$—	$—	$1.5	$1.5	$—	$—	$(35.8)	$(35.8)
Crude oil basis swaps	—	—	(2.2)	(2.2)	—	—	(3.4)	(3.4)
Gasoline swaps	—	—	—	—	—	—	(0.1)	(0.1)
Diesel swaps	—	—	(0.2)	(0.2)	—	—	(6.4)	(6.4)
Jet fuel swaps	—	—	0.3	0.3	—	—	(2.3)	(2.3)
Natural gas swaps	—	—	(1.6)	(1.6)	—	—	—	—
Total derivative liabilities	—	—	(2.2)	(2.2)	—	—	(48.0)	(48.0)
RINs Obligation	—	(10.9)	—	(10.9)	—	(0.8)	—	(0.8)
Liability Awards	(3.0)	—	—	(3.0)	(2.2)	—	—	(2.2)
Total recurring liabilities at fair value	$(3.0)	$(10.9)	$(2.2)	$(16.1)	$(2.2)	$(0.8)	$(48.0)	$(51.0)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended
	September 30,
	2013	2012
Fair value at January 1,	$(44.9)	$14.9
Realized gain on derivative instruments	(5.4)	(20.5)
Unrealized gain (loss) on derivative instruments	22.9	(11.3)
Change in fair value of cash flow hedges	41.3	(236.3)
Settlements	6.8	157.4
Transfers in (out) of Level 3	—	—
Fair value at September 30,	$20.7	$(95.8)
Total gain (loss) included in net income attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$22.9	$(11.3)
All settlements from derivative instruments that are deemed “effective” and were designated as cash flow hedges are included in sales for gasoline, diesel and jet fuel derivatives, and cost of sales for crude oil and natural gas derivatives in the unaudited condensed consolidated statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these settled derivative instruments is recorded in earnings in realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. All settlements from derivative instruments not designated as cash flow hedges are recorded in realized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. See Note 9 for further information on derivative instruments.
Nonrecurring Fair Value Measurements
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 3 for the fair values of assets acquired and liabilities assumed in connection with the Missouri, Calumet Packaging, Royal Purple, Montana, San Antonio and Crude Oil Logistics Acquisitions.
The Company reviews for goodwill impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.
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
Estimated Fair Value of Financial Instruments
Cash
The carrying value of cash is considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at September 30, 2013 and December 31, 2012 consists primarily of the 2019 Notes and 2020 Notes. The fair values of the Company’s 2019 Notes were based upon quoted market prices in an active market and are classified as Level 1. The fair values of the Company’s 2020 Notes were based upon quoted market prices in an active market and are classified as Level 1 at September 30, 2013. The fair values of the Company’s 2020 Notes were based upon directly observable inputs and were classified as Level 2 at December 31, 2012. The carrying value of borrowings, if any, under the Company’s revolving credit facility approximates its fair value as determined by discounted cash flows and is classified as Level 3. Capital lease obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 8 for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2019 Notes	$663.8	$588.7	$658.8	$587.6
2020 Notes	$308.0	$270.7	$301.8	$270.4
Revolving credit facility	$—	$—	$—	$—
Capital lease and other obligations	$4.9	$4.9	$5.5	$5.5
11. Partners' Capital
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
The Company’s distribution policy is defined in its partnership agreement. For the three months ended September 30, 2013 and 2012, the Company made distributions of $52.6 million and $35.9 million, respectively, to its partners. For the nine months ended September 30, 2013 and 2012, the Company made distributions of $149.0 million and $94.2 million, respectively, to its partners.
For the three months ended September 30, 2013 and 2012, the general partner was allocated $3.8 million and $1.7 million, respectively, in incentive distribution rights. For the nine months ended September 30, 2013 and 2012, the general partner was allocated $10.9 million and $3.3 million, respectively, in incentive distributions rights.
12. Employee Benefit Plans
The components of net periodic pension and other postretirement benefits cost (credit) for the three months ended September 30, 2013 and 2012 were as follows (in millions):

	For the Three Months Ended September 30,
	2013		2012
	Pension Benefits	Other Post Retirement Employee Benefits	Pension Benefits	Other Post Retirement Employee Benefits
Service cost	$0.1	$—	$0.3	$—
Interest cost	0.6	—	0.6	—
Expected return on assets	(1.2)	—	(0.5)	—
Amortization of net loss	0.1	—	0.1	—
Curtailment gain	—	—	(0.2)	(7.0)
Net periodic benefit cost (credit)	$(0.4)	$—	$0.3	$(7.0)
The components of net periodic pension and other postretirement benefits cost (credit) for the nine months ended September 30, 2013 and 2012 were as follows (in millions):

	For the Nine Months Ended September 30,
	2013		2012
	Pension Benefits	Other Post Retirement Employee Benefits	Pension Benefits	Other Post Retirement Employee Benefits
Service cost	$0.3	$—	$0.8	$0.2
Interest cost	1.8	—	1.8	0.2
Expected return on assets	(2.2)	—	(1.7)	—
Amortization of net loss	0.5	—	0.4	—
Curtailment gain	—	—	(0.2)	(7.0)
Net periodic benefit cost (credit)	$0.4	$—	$1.1	$(6.6)
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

See Note 10 for the definition of Levels 1, 2 and 3. The Company’s Pension Plan assets measured at fair value at September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013		December 31, 2012
	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents	$0.2	$—	$19.3	$—
Equity	—	10.0	5.9	—
Foreign equities	—	10.0	2.3	—
Commingled fund	—	—	—	2.7
Balanced fund	—	—	3.0	—
Fixed income	—	24.1	8.4	—
	$0.2	$44.1	$38.9	$2.7
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

13. Accumulated Other Comprehensive Income (Loss)
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive income (loss) in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 (in millions):

Components of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)		Location of Gain (Loss)
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Derivative gains (losses) reflected in gross profit
	$(4.7)	$(1.4)	Sales
	10.3	(3.0)	Cost of sales
	$5.6	$(4.4)	Total

Amortization of defined benefit pension and postretirement health benefit plans:
Amortization of net loss	$(0.1)	$(0.5)	(1)
	$(0.1)	$(0.5)	Total
________________________

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 12 for additional details.
14. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2013 and 2012 (in millions, except unit and per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$(34.8)	$42.4	$19.0	$160.0
General partner’s interest in net income (loss)	(0.7)	0.8	0.4	3.2
General partner’s incentive distribution rights	3.8	1.7	10.9	3.3
Non-vested share based payments	—	0.2	0.2	0.9
Net income (loss) available to limited partners	$(37.9)	$39.7	$7.5	$152.6
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average limited partner units outstanding	69,626,650	57,745,806	67,367,326	54,826,636
Effect of dilutive securities:
Participating securities — phantom units	—	79,797	186,383	40,279
Diluted weighted average limited partner units outstanding (1)	69,626,650	57,825,603	67,553,709	54,866,915
Limited partners’ interest basic and diluted net income (loss) per unit	$(0.54)	$0.69	$0.11	$2.78
_____________
(1) Total diluted weighted average limited partner units outstanding excludes any potentially dilutive shares for the three months ended September 30, 2013.

15. Segments and Related Information
a. Segment Reporting
The Company has two reportable segments: specialty products and fuel products. The specialty products segment produces a variety of lubricating oils, solvents, waxes, synthetic lubricants, asphalt and other by-products. These products are sold to customers who purchase these products primarily as raw material components for basic automotive, industrial and consumer goods. The specialty products segment also blends and markets through the Company’s brand Royal Purple. The fuel products segment produces a variety of fuel and fuel-related products including gasoline, diesel, jet fuel and heavy fuel oils. The Company is also engaged in the resale of purchased crude oil to third party customers. The Company sells the majority of the fuel products it produces to markets located in Arkansas, Canada, Idaho, Iowa, Louisiana, Michigan, Minnesota, Montana, North Dakota, South Dakota, Texas and Wisconsin. The Company also has the ability to ship additional fuel products to the Midwest region and the northern states bordering Canada through the Enterprise and Magellan pipelines should the need arise. The assets and results of the operations from such assets acquired as a result of the Montana Acquisition have been included in both the specialty products and fuel products segments since the date of acquisition, October 1, 2012. The assets and results of the operations from such assets acquired as a result of the San Antonio and Crude Oil Logistics Acquisitions have been included in the fuel products segment since their dates of acquisition, January 2, 2013 and August 9, 2013, respectively. The assets and results of operations from these assets acquired as a result of the Missouri, Calumet Packaging and Royal Purple Acquisitions have been included in the specialty products segment since their dates of acquisition, January 3, 2012, January 6, 2012 and July 3, 2012, respectively.
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

Three Months Ended September 30, 2013	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$591.8	$913.7	$1,505.5	$—	$1,505.5
Intersegment sales	—	22.5	22.5	(22.5)	—
Total sales	$591.8	$936.2	$1,528.0	$(22.5)	$1,505.5
Depreciation and amortization	$20.5	$13.8	$34.3	$—	$34.3
Operating loss	$(15.2)	$(3.8)	$(19.0)	$—	$(19.0)
Reconciling items to net loss:
Interest expense					(24.2)
Gain on derivative instruments					6.6
Other					1.9
Income tax expense					(0.1)
Net loss					$(34.8)

Three Months Ended September 30, 2012	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$587.1	$592.7	$1,179.8	$—	$1,179.8
Intersegment sales	275.2	14.8	290.0	(290.0)	—
Total sales	$862.3	$607.5	$1,469.8	$(290.0)	$1,179.8
Depreciation and amortization	$23.1	$4.6	$27.7	$—	$27.7
Operating income	$36.0	$62.8	$98.8	$—	$98.8
Reconciling items to net income:
Interest expense					(24.2)
Loss on derivative instruments					(32.2)
Other					0.2
Income tax expense					(0.2)
Net income					$42.4

Nine Months Ended September 30, 2013	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,676.1	$2,502.2	$4,178.3	$—	$4,178.3
Intersegment sales	—	71.0	71.0	(71.0)	—
Total sales	$1,676.1	$2,573.2	$4,249.3	$(71.0)	$4,178.3
Depreciation and amortization	$67.9	$31.2	$99.1	$—	$99.1
Operating income	$5.6	$57.1	$62.7	$—	$62.7
Reconciling items to net income:
Interest expense					(73.7)
Gain on derivative instruments					28.3
Other					2.2
Income tax expense					(0.5)
Net income					$19.0

Nine Months Ended September 30, 2012	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,722.0	$1,714.4	$3,436.4	$—	$3,436.4
Intersegment sales	872.3	37.0	909.3	(909.3)	—
Total sales	$2,594.3	$1,751.4	$4,345.7	$(909.3)	$3,436.4
Depreciation and amortization	$60.5	$13.7	$74.2	—	$74.2
Operating income	$114.7	$97.6	$212.3	—	$212.3
Reconciling items to net income:
Interest expense					(61.2)
Gain on derivative instruments					9.2
Other					0.3
Income tax expense					(0.6)
Net income					$160.0
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three and nine months ended September 30, 2013 and 2012. All of the Company’s long-lived assets are domestically located.
c. Product Information
The Company offers specialty products primarily in six general categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products, fuels and asphalt and other by-products. Fuel products primarily consist of gasoline, diesel, jet fuel and heavy fuel oils. The following table sets forth the major product category sales for the three months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,
	2013		2012
Specialty products:
Lubricating oils	$201.5	13%	$237.0	20%
Solvents	127.5	8%	120.4	10%
Waxes	36.2	2%	37.3	3%
Packaged and synthetic specialty products	59.9	4%	58.5	5%
Fuels	0.3	—%	0.3	1%
Asphalt and other by-products	166.4	12%	133.6	11%
Total	$591.8	39%	$587.1	50%
Fuel products:
Gasoline	413.2	27%	302.9	26%
Diesel	347.8	23%	217.8	19%
Jet fuel	41.5	3%	37.1	3%
Heavy fuel oils and other	111.2	8%	34.9	2%
Total	$913.7	61%	$592.7	50%
Consolidated sales	$1,505.5	100%	$1,179.8	100%
The following table sets forth the major product category sales for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013		2012
Specialty products:
Lubricating oils	$649.6	16%	$795.2	23%
Solvents	387.2	9%	377.9	11%
Waxes	102.4	2%	109.2	3%
Packaged and synthetic specialty products	185.0	4%	116.1	3%
Fuels	1.2	—%	1.7	—%
Asphalt and other by-products	350.7	9%	321.9	9%
Total	$1,676.1	40%	$1,722.0	49%
Fuel products:
Gasoline	1,084.1	26%	841.2	24%
Diesel	956.3	23%	657.9	20%
Jet fuel	149.9	4%	125.3	4%
Heavy fuel oils and other	311.9	7%	90.0	3%
Total	$2,502.2	60%	$1,714.4	51%
Consolidated sales	$4,178.3	100%	$3,436.4	100%
d. Major Customers
During the three and nine months ended September 30, 2013 and 2012, the Company had no customer that represented 10% or greater of consolidated sales.
16. Subsequent Events
On October 16, 2013, the Company entered into a definitive agreement with TexStar Midstream Logistics, L.P. (“TexStar”) under which TexStar will construct, own and operate a 30,000 bpd crude oil pipeline system that will supply crude oil to the Company’s San Antonio refinery. Under the terms of the 15 year agreement, TexStar has committed to install and operate the Karnes North Pipeline System (“KNPS”), a pipeline that will transport crude oil from Karnes City, Texas to the San Antonio refinery’s Elmendorf, Texas terminal, a key supply hub for the Company’s San Antonio refinery. The San Antonio refinery expects to receive deliveries of at least 10,000 bpd of crude oil through the KNPS-Elmendorf terminal supply route once the pipeline comes into service during the fourth quarter 2014.

On October 22, 2013, the Company declared a quarterly cash distribution of $0.685 per unit on all outstanding common units, or approximately $52.6 million (including the general partner’s incentive distribution rights) in aggregate, for the quarter ended September 30, 2013. The distribution will be paid on November 14, 2013 to unitholders of record as of the close of business on November 4, 2013. This quarterly distribution of $0.685 per unit equates to $2.74 per unit per year, or approximately $210.4 million (including the general partner’s incentive distribution rights) in aggregate on an annualized basis.
The fair value of the Company’s derivatives decreased by approximately $23.0 million subsequent to September 30, 2013 to a net liability of approximately $2.0 million. The fair value of the Company’s long-term debt, excluding capital leases, has increased by approximately $6.0 million subsequent to September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2013 and 2012. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Calumet in conjunction with our 2012 Annual Report and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.
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
Third Quarter 2013 Update
Financial Results
Our specialty products segment generated a gross profit margin of 7.4% during the third quarter 2013, compared to 15.4% in the third quarter 2012. The year over year decline in specialty products segment gross profit during the third quarter 2013 was primarily attributable to (1) lower average selling prices for lubricating oils and asphalt, which failed to keep pace with a rapid escalation in the price of various crude oil feedstocks we purchase during the period, as the price per barrel of NYMEX WTI increased 15% in the third quarter 2013 versus the same period in 2012; and (2) lower sales volumes of lubricating oils. In addition, higher repairs, maintenance and natural gas expenses contributed to higher operating costs in the segment during the third quarter.
Price increases were enacted on both paraffinic and naphthenic base oil products during the third quarter in response to higher feedstock costs, which resulted in a slight 2.2% average selling price per barrel increase in the third quarter as compared to the second quarter of 2013. These price increases were not sufficient to fully offset lower sales of select specialty products during the third quarter 2013.
Our fuel products segment generated a gross profit margin of 2.0% during the third quarter 2013 compared to 11.4% in the third quarter 2012. The year over year decline was primarily attributable to significantly lower fuel products margins, which fell under pressure due to a rapid escalation in crude oil prices and elevated utilization rates within the U.S. refining complex. These reductions were partially offset by decreased realized losses on derivative instruments, together with gross profit contributions from the Montana and San Antonio acquisitions.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the U.S. Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”). The Gulf Coast product crack spread represents the approximate gross margin per barrel that results from processing two barrels of crude oil into one barrel of gasoline and one barrel of ultra-low sulfur diesel fuel. The Gulf Coast crack spread is calculated using the first-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel.
During the third quarter 2013, the Gulf Coast crack spread averaged $16.81 per barrel, or approximately 51.0% less than in the third quarter 2012. Our fuel products gross profit per barrel declined to $2.36, compared to $13.11 per barrel in the third quarter 2012. The U.S. Gulf Coast gasoline crack spread, as measured by the price of one barrel of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline less the price of one barrel of NYMEX WTI crude oil, averaged $12.89 per barrel in the third quarter 2013 compared to $31.92 per barrel in the prior year period. Pronounced weakness in the benchmark gasoline gross margin was partially offset by a less severe decline in the diesel crack spread, as measured by the price of one barrel of U.S. Gulf Coast Ultra-Low Sulfur Diesel less the price of one barrel of NYMEX WTI crude oil. The market diesel crack spread averaged $20.73 per barrel in the third quarter 2013, compared to $36.74 per barrel in the prior year period.

During the three months ended September 30, 2013, a number of market related factors contributed to a sharp narrowing in the price per barrel between WTI and the price per barrel of select crude oils that we process at our refineries. The net impact of this narrowing in crude differentials equated to further declines in fuel products margins during the third quarter 2013 compared to the prior year period. The narrowing in crude oil differentials is related to a number of potential factors, including, but not limited to, the blended utilization rate of the U.S. refining complex; domestic crude oil production rates; the levels of domestic crude oil and product inventories; the availability of mechanisms capable of transporting crude oil production, whether by pipeline, barge, truck or rail, from the wellhead to regional refining centers on a continuous basis; and commodity arbitrage in the futures markets, such as that engaged in by sophisticated financial entities.
As part of our overall commodity price risk mitigation strategy, we continue to hedge portions of our anticipated fuel production as a means of curtailing exposure to volatility in commodity prices. At September 30, 2013, we had entered into derivative contracts representing approximately 14.9 million barrels of diesel and jet fuel production at an average crack spread of $26.93 per barrel through calendar year 2016. At any given time, we may enter into derivatives agreements to hedge up to 75% of our overall fuels production, as per our stated strategy.
We completed a planned, 30-day turnaround at our Montana refinery during the third quarter 2013. During the turnaround period the refinery was not operating, resulting in significantly lower sales volumes at the 10,000 bpd refinery during the period. We expect our next scheduled turnaround at the Montana refinery to occur in 2018. This planned turnaround had an adverse impact on our fuel products segment gross profit during the third quarter 2013, when compared to the second quarter 2013.
RINs Obligation
As set forth under the Renewable Fuels Standard (“RFS”), the Environmental Protection Agency (“EPA”) provides annual requirements for the total volume of renewable transportation fuels, including ethanol and advanced biofuels, that are mandated to be blended into the domestic gasoline pool. Under the RFS, domestic producers of gasoline (refiners) are required to establish that they have met their annual Renewable Volume Obligation (“RVO”). RINs are a mechanism by which obligated parties may determine their compliance with the RVO, whereas the obligated party must produce a volume of RINs equal to the number of gallons that it is required to blend under the RVO.
In conjunction with our ongoing compliance with the RFS we will regularly purchase RINs in the open market to cover our anticipated blending obligation. We record our outstanding RINs obligation as a balance sheet liability. This liability is marked-to-market on a quarterly basis to reflect the market price of RINs on the last day of each quarter.
During the three months ended September 30, 2013, we recognized a net gain on purchased RINs of $3.9 million, compared to an expense of $0.6 million in the same period during 2012, due primarily to a significant reduction in RINs prices during the third quarter 2013. Beginning in August 2013, RINs prices began a steady decline following the EPA’s announcement that acknowledged the challenges associated with the ethanol “blend wall,” or the maximum concentration of ethanol that can be blended in gasoline and used by conventional gasoline-powered motor vehicles. Since this EPA announcement, the market price for a D6 corn ethanol RIN descended from an all-time high of $1.44 during July 2013 to $0.43 on September 30, 2013. During October 2013, D6 corn ethanol RIN prices have continued to decline below market prices as of September 30, 2013.
We expect our gross estimated RINs obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, to be in the range of 20-25 million RINs for the fourth quarter 2013. For the full-year 2013, we anticipate our estimated RINs obligation to be in the range of 85-95 million RINs. Despite the recent decline in RINs prices during the third quarter 2013, we continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense. Estimated RINs obligations are subject to fluctuations in fuel products production volumes during the fourth quarter 2013.
In October 2013, we submitted petitions to the EPA for hardship relief under RFS for our Shreveport and San Antonio refineries based on our assessment of the requirements to be eligible for such hardship relief.  Our hardship relief petitions are currently under review by the EPA. If hardship relief is granted, we would expect a reduction in our RVO for 2013.
Organic Growth Projects
During 2013 and through the fourth quarter 2015, we intend to invest approximately $500.0 million to $550.0 million on multiple organic growth projects. This level of investment has been updated as of September 30, 2013 to reflect higher expected costs related to certain projects. Under this capital spending plan, the two lead projects that have the potential to provide the vast majority of the Adjusted EBITDA uplift are: (1) a doubling of the production capacity of our Montana refinery from 10,000 bpd to 20,000 bpd; and (2) the construction of a 20,000 bpd greenfield diesel refinery in North Dakota, in cooperation with our joint venture partner, MDU Resources Group Inc. (“MDU”). The Montana refinery expansion remains on schedule to be completed during the first quarter 2016 and the North Dakota refinery remains on schedule to be completed by the fourth quarter 2014.
Quarterly Cash Distribution
On October 22, 2013, we declared a quarterly cash distribution of $0.685 per unit ($2.74 on an annualized basis) on all outstanding units, or $52.6 million, for the third quarter 2013. The distribution will be paid on November 14, 2013 to unitholders of record as of the close of business on November 4, 2013. This quarterly distribution represents an increase of 10.5% over the third quarter 2012.

Key Performance Measures
Our sales and net income are principally affected by the price of crude oil, demand for specialty and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum products and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into derivative instruments designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.” As of September 30, 2013, we have hedged refining margins, or crack spreads, on approximately 14.9 million barrels of fuel products through December 2016 at an average refining margin of $26.93 per barrel with average refining margins ranging from a low of $26.59 per barrel in 2015 to a high of $28.17 per barrel in the fourth quarter of 2013. Please refer to Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” and Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” for detailed information regarding our derivative instruments and our commodity price risk.
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
Our fuel products segment gross profit may differ from standard U.S. Gulf Coast, Group 3, PADD 4 Billings, Montana or 3/2/1 and 2/1/1 market crack spreads due to many factors, including derivative activities to hedge both our fuel products segment revenues and the cost of crude oil reflected in gross profit, our fuel products mix as shown in our production table being different than the ratios used to calculate such market crack spreads, the allocation of by-product (primarily asphalt) losses to the fuel products segment, operating costs including fixed costs and actual crude oil costs differing from market indices and our local market pricing differentials for fuel products in the Shreveport, Louisiana, San Antonio, Texas, Superior, Wisconsin and Great Falls, Montana vicinities as compared to U.S. Gulf Coast, Group 3 and PADD 4 Billings, Montana postings.
In addition to the foregoing measures, we also monitor our selling and general and administrative expenditures.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
Production Volume. The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol, biodiesel and the resale of crude oil in our fuel products segment. The table includes the results of operations at our Missouri facility commencing on January 3, 2012, Calumet Packaging facility commencing January 6, 2012, Royal Purple facility commencing July 3, 2012, Montana refinery commencing October 1, 2012 and San Antonio refinery commencing January 2, 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	128,576	96,620	33.1%	118,967	95,117	25.1%
Total feedstock runs (2)	117,996	95,708	23.3%	112,485	95,079	18.3%
Facility production: (3)
Specialty products:
Lubricating oils	13,093	14,966	(12.5)%	13,248	14,773	(10.3)%
Solvents	8,156	9,066	(10.0)%	8,725	9,445	(7.6)%
Waxes	1,426	1,294	10.2%	1,324	1,268	4.4%
Packaged and synthetic specialty products (4)	2,344	1,584	48.0%	2,190	1,342	63.2%
Fuels	1,179	531	122.0%	1,011	630	60.5%
Asphalt and other by-products	14,959	12,805	16.8%	15,419	13,729	12.3%
Total	41,157	40,246	2.3%	41,917	41,187	1.8%
Fuel products:
Gasoline	31,140	23,565	32.1%	29,243	23,018	27.0%
Diesel	29,594	21,625	36.9%	26,076	21,641	20.5%
Jet fuel	4,251	4,481	(5.1)%	4,761	4,321	10.2%
Heavy fuel oils and other	8,460	3,406	148.4%	7,494	3,373	122.2%
Total	73,445	53,077	38.4%	67,574	52,353	29.1%
Total facility production (3)	114,602	93,323	22.8%	109,491	93,540	17.1%
_____________

(1)
Total sales volume includes sales from the production at Calumet’s facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third party customers. Total sales volume includes the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, as components of finished fuel products in our fuel products segment sales. The increase in total sales volume for the three months ended September 30, 2013 compared to the same period in 2012 is due primarily to incremental sales of fuel products and asphalt resulting from the Montana and San Antonio Acquisitions and increased fuel products sales volume from our legacy operations, partially offset by decreased sales of lubricating oils.

The increase in total sales volume for the nine months ended September 30, 2013 compared to the same period in 2012 is due primarily to incremental sales of fuel products, asphalt and packaged and synthetic specialty products resulting from the Royal Purple, Montana and San Antonio Acquisitions, partially offset by decreased sales of lubricating oils, asphalt and fuel products from the Shreveport and Superior refineries.

(2)
Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at Calumet’s facilities and at certain third-party facilities pursuant to supply and/or processing agreements. The increase in total feedstock runs for the three months ended September 30, 2013 compared to the same period in 2012 is due primarily to incremental feedstock runs resulting from the Montana and San Antonio Acquisitions.

The increase in total feedstock runs for the nine months ended September 30, 2013 compared to the same period in 2012 is due primarily to incremental feedstock runs resulting from the Royal Purple, Montana and San Antonio Acquisitions, partially offset by reduced run rates at our Shreveport refinery during the first quarter of 2013 due to unscheduled downtime associated with various operational reliability issues and planned turnaround activity at the Shreveport and Superior refineries during the second and third quarter of 2013.

(3)
Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks at Calumet’s facilities and at certain third-party facilities pursuant to supply and/or processing agreements. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss. The increase in total facility production for the three and nine months ended September 30, 2013 compared to the same periods in 2012 is due primarily to the operational items discussed above in footnote 2 of this table.

(4)	Represents production of packaged and synthetic specialty products at our Royal Purple, Calumet Packaging and Missouri facilities.
The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss) and net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP, please read “—Non-GAAP Financial Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Sales	$1,505.5	$1,179.8	$4,178.3	$3,436.4
Cost of sales	1,443.4	1,021.4	3,880.8	3,064.9
Gross profit	62.1	158.4	297.5	371.5
Operating costs and expenses:
Selling	13.9	15.0	46.7	26.7
General and administrative	15.8	12.8	59.9	41.3
Transportation	34.9	28.4	104.1	80.9
Taxes other than income taxes	3.7	1.8	9.7	5.4
Other	12.8	1.6	14.4	4.9
Operating income (loss)	(19.0)	98.8	62.7	212.3
Other income (expense):
Interest expense	(24.2)	(24.2)	(73.7)	(61.2)
Realized gain (loss) on derivative instruments	4.2	(10.1)	5.4	20.5
Unrealized gain (loss) on derivative instruments	2.4	(22.1)	22.9	(11.3)
Other	1.9	0.2	2.2	0.3
Total other expense	(15.7)	(56.2)	(43.2)	(51.7)
Net income (loss) before income taxes	(34.7)	42.6	19.5	160.6
Income tax expense	0.1	0.2	0.5	0.6
Net income (loss)	$(34.8)	$42.4	$19.0	$160.0
EBITDA	$18.9	$91.4	$181.4	$285.7
Adjusted EBITDA	$38.3	$121.3	$188.3	$313.3
Distributable Cash Flow	$(16.0)	$92.6	$7.9	$226.6
Non-GAAP Financial Measures
We include in this Quarterly Report the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow, and provide reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss) and net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP.
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
EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income (loss), operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA and Distributable Cash Flow, our management recognizes and considers the limitations of these measurements. EBITDA, Adjusted EBITDA and Distributable Cash Flow do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA and Distributable Cash Flow are only three of the measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA and Distributable Cash Flow in the same manner.
The following tables present a reconciliation of both net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow, and Distributable Cash Flow, Adjusted EBITDA and EBITDA to net cash provided by operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(34.8)	$42.4	$19.0	$160.0
Add:
Interest expense	24.2	24.2	73.7	61.2
Depreciation and amortization	29.4	24.6	88.2	63.9
Income tax expense	0.1	0.2	0.5	0.6
EBITDA	$18.9	$91.4	$181.4	$285.7
Add:
Unrealized (gain) loss on derivatives	$(2.4)	$22.1	$(22.9)	$11.3
Realized gain on derivatives, not included in net income (loss)	3.9	1.5	3.0	0.9
Amortization of turnaround costs	4.9	3.1	10.9	10.3
Non-cash equity based compensation and other non-cash items	13.0	3.2	15.9	5.1
Adjusted EBITDA	$38.3	$121.3	$188.3	$313.3
Less:
Replacement capital expenditures (1)	$15.8	$6.0	$48.5	$15.2
Cash interest expense (2)	22.5	22.5	68.5	56.8
Turnaround costs	15.9	—	62.9	14.1
Income tax expense	0.1	0.2	0.5	0.6
Distributable Cash Flow	$(16.0)	$92.6	$7.9	$226.6
 ____________________

(1)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities:
Distributable Cash Flow	$7.9	$226.6
Add:
Replacement capital expenditures (1)	48.5	15.2
Cash interest expense (2)	68.5	56.8
Turnaround costs	62.9	14.1
Income tax expense	0.5	0.6
Adjusted EBITDA	$188.3	$313.3
Less:
Unrealized (gain) loss on derivative instruments	(22.9)	11.3
Realized gain on derivatives, not included in net income (loss)	3.0	0.9
Amortization of turnaround costs	10.9	10.3
Non-cash equity based compensation and other non-cash items	15.9	5.1
EBITDA	$181.4	$285.7
Add:
Unrealized (gain) loss on derivative instruments	(22.9)	11.3
Cash interest expense (2)	(68.5)	(56.8)
Non-cash equity based compensation and other non-cash items	15.9	5.1
Amortization of turnaround costs	10.9	10.3
Income tax expense	(0.5)	(0.6)
Provision for doubtful accounts	0.6	0.3
Changes in assets and liabilities:
Accounts receivable	(75.8)	(32.4)
Inventories	10.9	33.7
Other current assets	4.9	(3.4)
Turnaround costs	(62.9)	(14.1)
Derivative activity	3.0	0.9
Other assets	0.1	—
Accounts payable	121.7	26.8
Accrued interest payable	5.3	20.3
Accrued income taxes payable	(27.6)	0.1
Other current liabilities	14.2	8.5
Other, including changes in noncurrent liabilities	(0.4)	(6.3)
Net cash provided by operating activities	$110.3	$289.4
 ____________________

(1)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs.

(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended September 30, 2013 and 2012
Sales. Sales increased $325.7 million, or 27.6%, to $1,505.5 million in the three months ended September 30, 2013 from $1,179.8 million in the same period in 2012. The results of operations related to the Montana Acquisition have been included in both segments since the date of acquisition, October 1, 2012. The results of operations related to the San Antonio and Crude Oil Logistics Acquisitions have been included in the fuel products segment since the date of acquisition, January 2, 2013 and August 9, 2013, respectively. The results of operations related to the Royal Purple Acquisition have been included in the specialty products segment since the date of acquisition, July 3, 2012. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2013	2012	% Change
	(Dollars in millions, except per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$201.5	$237.0	(15.0)%
Solvents	127.5	120.4	5.9%
Waxes	36.2	37.3	(2.9)%
Packaged and synthetic specialty products (1)	59.9	58.5	2.4%
Fuels (2)	0.3	0.3	—%
Asphalt and by-products (3)	166.4	133.6	24.6%
Total specialty products	$591.8	$587.1	0.8%
Total specialty products sales volume (in barrels)	4,126,000	3,716,000	11.0%
Average specialty products sales price per barrel	$143.43	$158.00	(9.2)%

Fuel products:
Gasoline	$413.3	$302.9	36.4%
Diesel	352.4	262.9	34.0%
Jet fuel	41.5	41.6	(0.2)%
Heavy fuel oils and other (4)	111.2	34.9	218.6%
Hedging activities gain (loss)	(4.7)	(49.6)	(90.5)%
Total fuel products	$913.7	$592.7	54.2%
Total fuel products sales volume (in barrels)	7,703,000	5,173,000	48.9%
Average fuel products sales price per barrel (excluding hedging activities)	$119.23	$124.16	(4.0)%
Average fuel products sales price per barrel (including hedging activities)	$118.62	$114.57	3.5%

Total sales	$1,505.5	$1,179.8	27.6%
Total sales volume (in barrels)	11,829,000	8,889,000	33.1%
 ____________________

(1)	Represents production of packaged and synthetic specialty products at the Royal Purple, Calumet Packaging and Missouri facilities.

(2)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities.

(3)	Represents asphalt and by-products produced in connection with the production of specialty and fuel products at the Shreveport, Superior, Montana, Princeton and Cotton Valley refineries.

(4)
Represents heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Montana refineries and purchased crude oil sales from the Superior, Shreveport and San Antonio refineries to third parties.

The components of the $4.7 million specialty products segment sales increase for the three months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Acquisitions	$41.7
Sales price	(28.8)
Volume	(8.2)
Total specialty products segment sales increase	$4.7
Specialty products segment sales increased $4.7 million year over year or 0.8%, primarily as a result incremental sales from acquisitions, partially offset by decreased average selling prices per barrel and lower sales volumes. The Montana Acquisition increased sales by $41.7 million, entirely related to asphalt. Legacy operations’ sales decreased $28.8 million compared to the third quarter of 2012 due to a 5.0% decrease in average selling prices per barrel primarily as a result of lower average selling prices per barrel of asphalt and lubricating oils. Legacy operations’ sales volumes decreased 1.4% as compared to the same period in 2012, which resulted in an $8.2 million decrease in sales. The decrease in sales volume is due primarily to lower sales volumes of lubricating oils at the Shreveport and Princeton refineries due to reduced specialty products production yields, partially offset by increased sales volumes of packaged and synthetic specialty products and asphalt.
The components of the $321.0 million fuel products segment sales increase for the three months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Acquisitions	$208.0
Sales price	(36.6)
Volume	104.7
Hedging activities	44.9
Total fuel products segment sales increase	$321.0
Fuel products segment sales increased $321.0 million year over year, or 54.2%, due primarily to incremental sales from acquisitions, increased sales volume from our legacy operations and a $44.9 million decrease in realized derivative losses recorded in sales on our fuel products cash flow hedges. The Montana and San Antonio Acquisitions increased sales by $208.0 million. Calumet’s legacy operations’ sales volumes increased 16.3% as a result of increased sales volume of gasoline and diesel at the Shreveport and Superior refineries and increased crude oil sales to third party customers as we continued to grow our crude oil gathering business. The improvements in sales volume at our Shreveport refinery were due primarily to higher fuels production as a result of a change in the crude oil mix which increased fuel products production yield. These increases were partially offset by a decrease in the average selling price per barrel. Legacy operations’ average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $6.16, or 5.0%, resulting in a $36.6 million decrease in sales, compared to a 16.8% increase in the average price of crude oil per barrel.

Gross Profit. Gross profit decreased $96.3 million, or 60.8%, to $62.1 million in the three months ended September 30, 2013 from $158.4 million in the same period in 2012. Gross profit for our specialty products and fuel products segments were as follows:

	Three Months Ended September 30,
	2013	2012	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$43.9	$90.6	(51.5)%
Percentage of sales	7.4%	15.4%
Specialty products gross profit per barrel	$10.64	$24.38	(56.4)%
Fuel products:
Gross profit excluding hedging activities	$11.8	$109.4	(89.2)%
Hedging activities	6.4	(41.6)	(115.4)%
Gross profit	$18.2	$67.8	(73.2)%
Percentage of sales	2.0%	11.4%
Fuel products gross profit per barrel (excluding hedging activities)	$1.53	$21.15	(92.8)%
Fuel products gross profit per barrel (including hedging activities)	$2.36	$13.11	(82.0)%
Total gross profit	$62.1	$158.4	(60.8)%
Percentage of sales	4.1%	13.4%
The components of the $46.7 million specialty products segment gross profit decrease for the three months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Quarter ended September 30, 2012 reported gross profit	$90.6
Acquisitions	(2.6)
Sales price	(28.8)
Volume	(2.0)
Cost of materials	(2.3)
Operating costs	(11.0)
Quarter ended September 30, 2013 reported gross profit	$43.9
The decrease in specialty products segment gross profit of $46.7 million year over year was due primarily to decreased average selling prices per barrel, decreased sales volume and higher operating costs. Sales price and cost of materials, net, from our legacy operations decreased gross profit by $31.1 million, as the average selling price per barrel decreased 5.0%, while the average cost of crude oil per barrel increased by 14.7%. As discussed above, the majority of this variance is due to reduced average selling prices per barrel of lubricating oils and asphalt. Other specialty products pricing and volume remained relatively consistent compared to the prior period. Further reducing gross profit were increased operating costs of $11.0 million primarily as a result of higher repairs and maintenance and natural gas costs. Acquisitions decreased gross profit by $2.6 million as a result of decreased asphalt prices.
The components of the $49.6 million fuel products segment gross profit decrease for the three months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Quarter ended September 30, 2012 reported gross profit	$67.8
Acquisitions	9.7
Sales price	(36.6)
Volume	24.8
Hedging activities	48.0
Cost of materials	(99.8)
Operating costs	4.3
Quarter ended September 30, 2013 reported gross profit	$18.2
The decrease in fuel products segment gross profit of $49.6 million year over year was due primarily to decreased gross profit from our legacy operations due to narrowing crack spreads as the average cost of crude oil per barrel increased and the average selling prices per barrel decreased. Further reducing gross profit in our legacy operations were higher operating costs of $4.3 million due primarily to rising natural gas prices and higher repair and maintenance costs. These decreases were partially offset by decreased realized losses on derivatives of $48.0 million and $9.7 million of incremental gross profit contributed from the Montana and San Antonio Acquisitions.
Selling. Selling expenses decreased $1.1 million, or 7.3%, to $13.9 million in the three months ended September 30, 2013 from $15.0 million in the same period in 2012. This decrease was due primarily to decreased advertising expenses of $0.6 million.
General and administrative. General and administrative expenses increased $3.0 million, or 23.4%, to $15.8 million in the three months ended September 30, 2013 from $12.8 million in the same period in 2012. The increase was due primarily to a $7.2 million gain related to the curtailment of certain benefits in benefit plans covering employees at the Superior refinery in the 2012 period with no similar gains in the same period in 2013 and increased consulting fees of $4.3 million related to our enterprise resource planning system implementation. These increases were partially offset by lower incentive compensation costs of $7.7 million due to the lower financial performance in the current year relative to performance targets.
Transportation. Transportation expenses increased $6.5 million, or 22.9%, to $34.9 million in the three months ended September 30, 2013 from $28.4 million in the same period in 2012. This increase is due primarily to incremental transportation expenses related to sales from the Montana and San Antonio Acquisitions and crude oil sales to third parties.
Other operating costs and expenses. Other operating costs and expenses increased $11.2 million, or 700.0%, to $12.8 million in the three months ended September 30, 2013 from $1.6 million in the same period in 2012. The increase was due primarily to a non-cash charge of $10.5 million related to a write-down of unutilized fixed assets, with no similar expenses in the prior year.
Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	(In millions)
Derivative loss reflected in sales	$(4.7)	$(49.6)
Derivative gain reflected in cost of sales	10.3	7.8
Derivative gains (losses) reflected in gross profit	$5.6	$(41.8)

Realized gain (loss) on derivative instruments	$4.2	$(10.1)
Unrealized gain (loss) on derivative instruments	2.4	(22.1)
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$12.2	$(74.0)
Total gain (loss) on derivative settlements	$13.7	$(50.4)
Realized gain (loss) on derivative instruments. Realized gain (loss) on derivative instruments increased $14.3 million to a $4.2 million gain in the three months ended September 30, 2013 from a $10.1 million loss in the prior period. The change was due primarily to an increased realized gain of approximately $6.4 million related to the settlements of derivative instruments used to economically hedge crack spreads at our Superior refinery that are not classified as cash flow hedges for accounting purposes and therefore are not reflected in gross profit and approximately $5.9 million in increased hedging ineffectiveness gains related to settlements of cash flow hedges.
Unrealized gain (loss) on derivative instruments. Unrealized gain (loss) on derivative instruments increased $24.5 million to a $2.4 million gain in the three months ended September 30, 2013 from a $22.1 million loss in the prior period. The change was due primarily to an increased unrealized gain of $36.3 million related to the market value change of derivative instruments used to economically hedge crack spreads at our Superior refinery that are not classified as cash flow hedges for accounting purposes. Partially offsetting this increased unrealized gain was an increased unrealized loss of $7.3 million on crude oil basis swaps used to economically hedge crude oil purchases at our Shreveport and Superior refineries.

Changes in Results of Operations for the Nine Months Ended September 30, 2013 and 2012
Sales. Sales increased $741.9 million, or 21.6%, to $4,178.3 million in the nine months ended September 30, 2013 from $3,436.4 million in the same period in 2012. The results of operations related to the Montana Acquisition have been included in both segments since the date of acquisition, October 1, 2012. The results of operations related to the San Antonio and Crude Oil Logistics Acquisitions have been included in the fuel products segment since their dates of acquisition, January 2, 2013 and August 9, 2013, respectively. The results of operations related to the Missouri, Calumet Packaging and Royal Purple Acquisitions have been included in the specialty products segment since their dates of acquisition, January 3, 2012, January 6, 2012 and July 3, 2012, respectively. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2013	2012	% Change
	(Dollars in millions, except per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$649.6	$795.2	(18.3)%
Solvents	387.2	377.9	2.5%
Waxes	102.4	109.2	(6.2)%
Packaged and synthetic specialty products (1)	185.0	116.1	59.3%
Fuels (2)	1.2	1.7	(29.4)%
Asphalt and by-products (3)	350.7	321.9	8.9%
Total specialty products	$1,676.1	$1,722.0	(2.7)%
Total specialty products sales volume (in barrels)	11,232,000	10,633,000	5.6%
Average specialty products sales price per barrel	$149.23	$161.95	(7.9)%

Fuel products:
Gasoline	$1,084.3	$880.4	23.2%
Diesel	958.8	775.9	23.6%
Jet fuel	148.6	148.3	0.2%
Heavy fuel oils and other (4)	311.9	90.0	246.6%
Hedging activities gain (loss)	(1.4)	(180.2)	(99.2)%
Total fuel products	$2,502.2	$1,714.4	46.0%
Total fuel products sales volume (in barrels)	21,246,000	15,429,000	37.7%
Average fuel products sales price per barrel (excluding hedging activities)	$117.84	$122.79	(4.0)%
Average fuel products sales price per barrel (including hedging activities)	$117.77	$111.11	6.0%

Total sales	$4,178.3	$3,436.4	21.6%
Total sales volume (in barrels)	32,478,000	26,062,000	24.6%
 ____________________

(1)	Represents production of packaged and synthetic specialty products at the Royal Purple, Calumet Packaging and Missouri facilities.

(2)	Represents fuels produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities.

(3)	Represents asphalt and by-products produced in connection with the production of specialty and fuel products at the Shreveport, Superior, Montana, Princeton and Cotton Valley refineries.

(4)
Represents heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Montana refineries and purchased crude oil sales from the Superior, Shreveport and San Antonio refineries to third parties.

The components of the $45.9 million specialty products segment sales decrease for the nine months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Acquisitions	$137.2
Sales price	(118.7)
Volume	(64.4)
Total specialty products segment sales decrease	$(45.9)
Specialty products segment sales decreased $45.9 million for the nine months ended September 30, 2013 compared to the same period in 2012, or 2.7%, primarily as a result of decreased average selling prices per barrel and lower sales volumes, partially offset by incremental sales from acquisitions. Legacy operations’ sales decreased $118.7 million, or 7.2%, compared to the same period in 2012 primarily due to lower average selling prices per barrel of lubricating oils and asphalt while the average cost of crude oil per barrel increased 3.0%. Legacy operations’ sales volumes decreased 3.7% as compared to the same period in 2012 which resulted in a $64.4 million decrease in sales. The decrease in sales volume is due primarily to lower sales volumes of lubricating oils, asphalt and waxes, partially offset by increased sales volume of packaged and synthetic specialty products as a result of market conditions and lower run rates at our Shreveport refinery. The Shreveport refinery had lower run rates in the first quarter of 2013 due to unscheduled down time caused by various reliability issues and a planned turnaround in the second quarter of 2013 as well as a change in the crude oil mix which reduced specialty products production yields. The Royal Purple and Montana Acquisitions increased sales by $137.2 million which were all related to packaged and synthetic specialty products and asphalt.
The components of the $787.8 million fuel products segment sales increase for the nine months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Acquisitions	$646.4
Sales price	(76.4)
Volume	39.0
Hedging activities	178.8
Total fuel products segment sales increase	$787.8
Fuel products segment sales increased $787.8 million for the nine months ended September 30, 2013 compared to the same period in 2012, or 46.0%, due primarily to incremental sales from acquisitions and a $178.8 million decrease in realized derivative losses recorded in sales on our fuel products cash flow hedges, partially offset by a decrease in the average selling price per barrel. The acquisitions of Montana in 2012 and San Antonio in 2013 increased sales by $646.4 million. Calumet’s legacy operations’ sales volumes increased 2.1% as a result of increased crude oil sales to third party customers as we continued to grow our crude oil gathering business. Partially offsetting this improvement in sales volume were decreased run rates period over period, primarily due to unscheduled down time caused by various reliability issues in the first quarter 2013 and a second quarter 2013 plantwide turnaround at the Superior refinery that lasted approximately 45 days. Legacy operations’ average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $4.90, or 4.0%, resulting in a $76.4 million decrease in sales, compared to a 2.4% increase in the average price of crude oil per barrel with the average gasoline selling price per barrel declining the most compared to the prior period.

Gross Profit. Gross profit decreased $74.0 million, or 19.9%, to $297.5 million in the nine months ended September 30, 2013 from $371.5 million in the same period in 2012. Gross profit for our specialty products and fuel products segments were as follows:

	Nine Months Ended September 30,
	2013	2012	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$175.3	$245.7	(28.7)%
Percentage of sales	10.5%	14.3%
Specialty products gross profit per barrel	$15.61	$23.10	(32.4)%
Fuel products:
Gross profit excluding hedging activities	$126.1	$263.4	(52.1)%
Hedging activities	(3.9)	(137.6)	(97.2)%
Gross profit	$122.2	$125.8	(2.9)%
Percentage of sales	4.9%	7.3%
Fuel products gross profit per barrel (excluding hedging activities)	$5.94	$17.07	(65.2)%
Fuel products gross profit per barrel (including hedging activities)	$5.75	$8.15	(29.4)%
Total gross profit	$297.5	$371.5	(19.9)%
Percentage of sales	7.1%	10.8%
The components of the $70.4 million specialty products segment gross profit decrease for the nine months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2012 reported gross profit	$245.7
Acquisitions	24.4
Sales price	(118.7)
Volume	(15.0)
Cost of materials	64.0
Operating costs	(25.1)
Nine months ended September 30, 2013 reported gross profit	$175.3
The decrease in specialty products segment gross profit of $70.4 million for the nine months ended September 30, 2013 compared to the same period in 2012, was due primarily to decreased average selling prices per barrel and increased operating costs of $25.1 million primarily as a result of higher repairs and maintenance and natural gas costs partially offset by acquisitions. Sales price and cost of materials, net, from our legacy operations decreased gross profit by $54.7 million, as the average selling price per barrel of specialty products decreased 7.2% compared to a 3.0% increase in the average cost of crude oil per barrel. This was primarily due to lower lubricating oils and asphalt pricing as discussed above. The Royal Purple and Montana Acquisitions contributed $24.4 million of incremental gross profit to partially offset these decreases.

The components of the $3.6 million fuel products segment gross profit decrease for the nine months ended September 30, 2013 were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2012 reported gross profit	$125.8
Acquisitions	47.5
Sales price	(76.4)
Volume	8.0
Hedging activities	133.7
Cost of materials	(99.8)
Operating costs	(16.6)
Nine months ended September 30, 2013 reported gross profit	$122.2
The decrease in fuel products segment gross profit of $3.6 million for the nine months ended September 30, 2013 compared to the same period in 2012, was due primarily to decreased gross profit from our legacy operations due to narrowing crack spreads and increased operating costs partially offset by decreased realized losses on derivatives of $133.7 million and $47.5 million of gross profit contributed from the Montana and San Antonio Acquisitions. Contributing factors to this narrowing of our fuel products crack spreads included lower crude oil differentials to NYMEX WTI and lower Gulf Coast crack spreads in the current year due to market conditions. Operating costs increased $16.6 million primarily as a result of $15.7 million of higher RINs costs in our legacy operations.
Selling. Selling expenses increased $20.0 million, or 74.9%, to $46.7 million in the nine months ended September 30, 2013 from $26.7 million in the same period in 2012. This increase was due primarily to increased amortization expense of $11.3 million primarily related to the recording of intangible assets associated with the Royal Purple Acquisition, additional employee compensation costs from the Royal Purple Acquisition and increased advertising expenses of $4.5 million associated with Royal Purple.
General and administrative. General and administrative expenses increased $18.6 million, or 45.0%, to $59.9 million in the nine months ended September 30, 2013 from $41.3 million in the same period in 2012. The increase was due primarily to a $7.2 million gain related to the curtailment of certain benefits in benefit plans covering employees at the Superior refinery in the 2012 period with no similar gains in the same period in 2013, increased professional fees of $10.4 million due primarily to consulting fees related to our enterprise resource planning system implementation and additional employee compensation costs from the Royal Purple, Montana and San Antonio Acquisitions, with no similar expenses in the prior year. These increases were partially offset by decreased incentive compensation costs of $7.8 million due to the lower financial performance in the current year relative to performance targets.
Transportation. Transportation expenses increased $23.2 million, or 28.7%, to $104.1 million in the nine months ended September 30, 2013 from $80.9 million in the same period in 2012. This increase is due primarily to incremental transportation expenses related to sales from the Royal Purple, Montana and San Antonio Acquisitions and crude oil sales to third parties.
Other operating costs and expenses. Other operating costs and expenses increased $9.5 million, or 193.9%, to $14.4 million in the nine months ended September 30, 2013 from $4.9 million in the same period in 2012. The increase was due primarily to a non-cash charge of $10.5 million related to a write-down of unutilized fixed assets, with no similar expenses in the prior year.

Interest expense. Interest expense increased $12.5 million, or 20.4%, to $73.7 million in the nine months ended September 30, 2013 from $61.2 million in the same period in 2012, due primarily to additional outstanding long-term debt in the form of 2020 Notes issued to partially fund the Royal Purple Acquisition.
Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Derivative loss reflected in sales	$(1.4)	$(180.2)
Derivative gain (loss) reflected in cost of sales	(3.0)	42.4
Derivative losses reflected in gross profit	$(4.4)	$(137.8)

Realized gain on derivative instruments	$5.4	$20.5
Unrealized gain (loss) on derivative instruments	22.9	(11.3)
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$23.9	$(128.6)
Total gain (loss) on derivative settlements	$4.0	$(116.4)
Realized gain on derivative instruments. Realized gain on derivative instruments decreased $15.1 million to $5.4 million in the nine months ended September 30, 2013 from $20.5 million in the prior period. The change was due primarily to a decreased realized gain of approximately of $52.2 million related to settlements of derivative instruments used to economically hedge crack spreads at our Superior refinery that are not classified as hedges for accounting purposes and therefore are not reflected in gross profit. Partially offsetting this decreased realized gain were decreased realized losses of $20.8 million in decreased hedging ineffectiveness losses related to settlements of cash flow hedges, approximately $7.3 million on crude oil basis swaps used to economically hedge crude oil purchases at our Shreveport and Superior refineries and approximately $4.9 million on natural gas swaps used to economically hedge natural gas purchases.
Unrealized gain (loss) on derivative instruments. Unrealized gain (loss) on derivative instruments increased $34.2 million to a $22.9 million gain in the nine months ended September 30, 2013 from an $11.3 million loss in the prior period. The change was due primarily to increased unrealized gain ineffectiveness of approximately $30.1 million and increased unrealized gains of approximately $15.5 million related to the market value change of derivative instruments used to economically hedge crack spreads at our Superior refinery that are not classified as cash flow hedges for accounting purposes. Partially offsetting this increased unrealized gain were increased unrealized losses of approximately $8.9 million on derivatives used to economically hedge our specialty products segment natural gas purchases and fuel products segment crude oil purchases but are not classified as hedges for accounting purposes.
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included under Part II, Item 7 in our 2012 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 8 — “Long-Term Debt” and Note 5— “Joint Venture” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” for additional discussion related to our long-term debt and our investment in our joint venture with MDU.
Our principal sources of cash have historically included cash flow from operations, proceeds from public offerings of common units, proceeds from senior notes offerings and bank borrowings. Principal uses of cash have included debt service, replacement and environmental capital expenditures, capital expenditures related to internal growth projects, capital expenditures relating to turnaround costs, distributions to our limited partners and general partner, acquisitions from third parties or affiliates and capital contributions to a joint venture and we expect that our principal uses of cash in the future will remain consistent.
We expect to fund future replacement, environmental and turnaround capital expenditures, debt service, distributions to our limited partners and general partner and our capital contributions to a joint venture with current cash flow from operations, cash on hand and borrowings under our revolving credit facility. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations, cash on hand and borrowing availability under our existing revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Net cash provided by operating activities	$110.3	$289.4
Net cash used in investing activities	(256.0)	(413.8)
Net cash provided by financing activities	247.4	314.9
Net increase in cash and cash equivalents	$101.7	$190.5
Operating Activities. Operating activities provided cash of $110.3 million during the nine months ended September 30, 2013 compared to $289.4 million during the same period in 2012. The decrease in cash provided by operating activities is due primarily to decreased net income of $141.0 million and an increase in turnaround costs for the nine months ended September 30, 2013 compared to the same period in 2012.
Investing Activities. Cash used in investing activities decreased to $256.0 million during the nine months ended September 30, 2013 compared to $413.8 million during the prior year period. The decrease is due primarily to the higher combined purchase price of $379.0 million for the Missouri, Calumet Packaging and Royal Purple Acquisitions, which closed during 2012, compared to a combined purchase price of $124.1 million for the San Antonio and Crude Oil Logistics Acquisitions in 2013, partially offset by an increase in capital expenditures of $77.4 million due primarily to the capital improvement projects discussed below and $17.8 million contributed to the Dakota Prairie Refining, LLC joint venture, with no such contributions in the prior year period.
Financing Activities. Financing activities provided cash of $247.4 million in the nine months ended September 30, 2013 compared to $314.9 million during the prior year period. This change period over period is due primarily to net proceeds from the private placement of senior notes of $270.2 million in 2012 with no such proceeds in the 2013 period and increased distributions to our unitholders of $54.8 million, partially offset by increased net proceeds from public offerings of common units (including our general partner’s contributions) of $251.2 million.
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

On July 22, 2013, we declared a quarterly cash distribution of $0.685 per unit on all outstanding common units, or approximately $52.6 million (including our general partner’s incentive distribution rights) in aggregate, for the quarter ended June 30, 2013. The distribution was paid on August 14, 2013 to unitholders of record as of the close of business on August 2, 2013. This quarterly distribution of $0.685 per unit equates to $2.74 per unit per year, or approximately $210.4 million (including our general partner’s incentive distribution rights) in aggregate on an annualized basis.
On October 22, 2013, we declared a quarterly cash distribution of $0.685 per unit on all outstanding common units, or approximately $52.6 million (including our general partner’s incentive distribution rights) in aggregate, for the quarter ended September 30, 2013. The distribution will be paid on November 14, 2013 to unitholders of record as of the close of business on November 4, 2013. This quarterly distribution of $0.685 per unit equates to $2.74 per unit per year, or approximately $210.4 million (including our general partner’s incentive distribution rights) in aggregate on an annualized basis.
Acquisitions
On January 2, 2013, we completed the acquisition of our San Antonio, Texas refinery, together with the associated crude oil pipeline, crude oil terminal, other operating and logistics assets and inventories of NuStar Refining, LLC and NuStar Logistics, L.P., both wholly owned subsidiaries of NuStar Energy L.P., for aggregate consideration of approximately $117.9 million, subject to certain post-closing adjustments. The San Antonio refinery produces jet fuel, diesel, other fuel products and specialty solvents. The San Antonio Acquisition was funded primarily with borrowings under our revolving credit facility with the balance through cash on hand. We believe the San Antonio Acquisition further diversifies our crude oil feedstock slate, operating asset base and geographic presence.
On August 9, 2013, we completed the acquisition of seven crude oil loading facilities and related assets in North Dakota and Montana from Murphy for aggregate consideration of approximately $6.2 million. The Crude Oil Logistics Acquisition was funded with cash on hand. As part of this acquisition, we assumed pipeline space on the Enbridge Pipeline previously held by Murphy. We will have the ability to transport crude oil directly from the point of lease, into our newly acquired crude oil loading facilities and then onto the Enbridge Pipeline where it can be routed to our refineries and/or third party customers. As part of this transaction, we jointly consented with Murphy to terminate the Murphy Crude Oil Supply Agreement wherein Murphy supplied our Superior refinery with up to 10,000 barrels per day of crude oil.
Joint Venture
On February 7, 2013, we entered into a joint venture agreement with MDU to develop, build and operate a diesel refinery in southwestern North Dakota. The joint venture is named Dakota Prairie Refining, LLC. The refinery is expected to process 20,000 bpd of Bakken crude oil primarily to serve diesel demand in the region. Construction of the refinery began during the first quarter of 2013 with startup of the refinery expected late in the fourth quarter of 2014. The refinery’s total construction cost is estimated at approximately $300.0 million. The capitalization of the joint venture is expected to be funded through contributions of $150.0 million from MDU and $75.0 million from us and proceeds of $75.0 million from an unsecured syndicated term loan facility with the joint venture as the borrower. The term loan facility was funded in April 2013. Funding for the project will occur over the course of the construction period, with the majority of the direct funding by us and MDU expected to occur in 2014. As of September 30, 2013, we have contributed $19.7 million to the Dakota Prairie Refining, LLC joint venture, funded primarily through cash flow from operations. The joint venture will allocate profits on a 50%/50% basis to us and MDU. We will cover the debt service cost of the lower interest rate term loan facility pursuant to the joint venture agreement. The joint venture will be governed by a board of managers comprised of representatives from both us and MDU. MDU will provide a portion of the crude oil supply to the refinery, as well as natural gas and electricity utility services. We will provide refinery operations, crude oil procurement and refined product marketing expertise to the joint venture.
Capital Expenditures
Our property, plant and equipment capital expenditure requirements consist of capital improvement expenditures, replacement capital expenditures and environmental capital expenditures. Capital improvement expenditures include expenditures to acquire assets to grow our business, to expand existing facilities, such as projects that increase operating capacity, or to reduce operating costs. Replacement capital expenditures replace worn out or obsolete equipment or parts. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
The following table sets forth our capital improvement expenditures, replacement capital expenditures and environmental capital expenditures in each of the periods shown.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Capital improvement expenditures	$65.6	$21.5
Replacement capital expenditures	27.5	6.3
Environmental capital expenditures	21.0	8.9
Total	$114.1	$36.7
We anticipate that future capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand and available borrowings under our revolving credit facility. Our environmental capital expenditures have increased during the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to expenditures related to the Global Settlement with the LDEQ and OSHA compliance matters. Please read Note 7 of Part I, Item 1 “Financial Statements—Commitments and Contingencies—Environmental — Occupational Health and Safety” for additional information on the Global Settlement and OSHA compliance issues.
We estimate our replacement and environmental capital expenditures will be approximately $8.0 million for the remainder of 2013. These estimated amounts for 2013 include a portion of the $6.0 million to $8.0 million in environmental projects to be spent over the next three years as required by our settlement with the LDEQ under the “Small Refinery and Single Site Refining Initiative.” Please read Note 7 of Part I, Item 1 “Financial Statements—Commitments and Contingencies—Environmental — Occupational Health and Safety” for additional information.
We have several capital improvement projects underway including capacity expansions at certain of our facilities, as well as active investments, such as the joint venture with MDU. We currently estimate that these organic growth opportunities could lead to capital improvement expenditures over the next two years of approximately $500.0 million to $550.0 million. The estimated amount to be spent in 2013 on capital improvement projects is approximately $100.0 million. Our primary capital improvements projects include the following:

•
Montana Refinery Expansion - We plan to increase our Montana refinery’s crude oil throughput capacity from 10,000 bpd to 20,000 bpd, including a new 20,000 bpd crude oil unit (“Montana Refinery Expansion”). The incremental production slate will consist primarily of gasoline, diesel, jet fuel and diluent, all of which will be sold into regional markets. We anticipate the total cost of the Montana Refinery Expansion to be approximately $400.0 million and expect completion by the first quarter of 2016.

•
Dakota Prairie Refining, LLC - We entered into a joint venture agreement with MDU to develop, build and operate a 20,000 bpd diesel refinery in southwestern North Dakota. Please read — “Joint Venture” above for additional information.

Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs. During the nine months ended September 30, 2013, we spent approximately $62.9 million primarily related to scheduled turnarounds at our Shreveport refinery in the first and third quarters of 2013, Superior refinery in the second quarter of 2013 and Montana refinery in the third quarter of 2013 funded through cash flow from operations. Additionally, we anticipate turnaround spending requirements will be approximately $4.0 million for the remainder of 2013 related to scheduled turnaround activity at our San Antonio refinery. We expect these expenditures will be funded primarily through cash flow from operations.
Debt and Credit Facilities
As of September 30, 2013, our primary debt and credit instruments consisted of:

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
As of September 30, 2013, we believe we were in compliance with all covenants under the debt instruments in place at September 30, 2013 and have adequate liquidity to conduct our business.

Short Term Liquidity
As of and for the three and nine months ended September 30, 2013, our principal sources of short-term liquidity were (i) $477.1 million of availability under our revolving credit facility and (ii) $133.9 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts Receivable and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On September 30, 2013, we had availability on our revolving credit facility of $477.1 million, based on a $617.6 million borrowing base, $140.5 million in outstanding standby letters of credit and no outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of thirteen lenders with total commitments of $850.0 million. The lenders under our revolving credit facility have a first priority lien on our cash, accounts receivable, inventory and certain other personal property.
Amounts outstanding under our revolving credit facility fluctuate materially during each quarter mainly due to normal changes in working capital, payments of quarterly distributions to unitholders and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supplies on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended September 30, 2013 were $0.7 million. Nonetheless, our availability on our revolving credit facility during the peak borrowing days of a quarter has been ample to support our operations and service upcoming requirements. During the quarter ended September 30, 2013, availability for additional borrowings under our revolving credit facility was approximately $451.8 million at its lowest point. We believe that we will continue to have sufficient cash flow from operations and borrowing availability under our revolving credit facility to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of September 30, 2013, this margin was 100 basis points for prime and 225 basis points for LIBOR; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
As of September 30, 2013, we were in compliance with all covenants under the revolving credit facility.

For additional information regarding our revolving credit facility, see Note 8 of Part I, Item 1 “Financial Statements—Long-Term Debt” and Note 6 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2012 Annual Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, we can meet our cash requirements (other than distributions of cash from operations to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time we issue long-term debt securities, often referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2013 and December 31, 2012, we had $600.0 million in 2019 Notes and $275.0 million in 2020 Notes outstanding.
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
We are subject, however, to conditions in the equity and debt markets for our common units and long-term senior notes, and there can be no assurance we will be able or willing to access the public or private markets for our common units and/or senior notes in the future. If we are unable or unwilling to issue additional common units, we may be required to either restrict capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Furthermore, our ability to access the public and private debt markets is affected by our credit ratings. For additional information regarding our 2019 and 2020 Notes, see Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” and Note 6 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2012 Annual Report.
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of September 30, 2013. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
The fair value of our derivatives decreased by approximately $23.0 million subsequent to September 30, 2013 to a net liability of approximately $2.0 million. All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads to significantly impact our liquidity.

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
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of September 30, 2013 at current maturities and reflects only those line items that have materially changed since December 31, 2012 is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates (1)	$512.1	$90.0	$173.5	$166.0	$82.6
Operating lease obligations (2)	153.1	29.8	50.4	38.2	34.7
Letters of credit (3)	140.5	140.5	—	—	—
Purchase commitments (4)	1,407.0	1,385.6	20.9	0.5	—
Financing activities:
Capital lease obligations	4.9	0.5	0.7	0.7	3.0
Long-term debt obligations, excluding capital lease obligations	875.0	—	—	—	875.0
Total obligations	$3,092.6	$1,646.4	$245.5	$205.4	$995.3
 ____________________

(1)	Interest on long-term debt at contractual rates and maturities relates primarily to our 2019 and 2020 Notes, revolving credit facility fees and capital lease obligations.

(2)	We have various operating leases primarily for railcars, the use of land, storage tanks, compressor stations, equipment, precious metals and office facilities that extend through June 2026.

(3)	Letters of credit primarily support crude oil purchases and precious metals leasing.

(4)
Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil, other feedstocks, finished products for resale and renewable fuels from various suppliers based on current market prices at the time of delivery.

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $70.0 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of September 30, 2013. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures for the remainder of 2013, for which we have not contractually committed, refer to “Capital Expenditures” above.

Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the three and nine months ended September 30, 2013.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II, Item 7A in our 2012 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to derivative instruments and hedging activities.
Commodity Price Risk
Derivative Instruments
We are exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in our fuel products segment) and natural gas. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies to reduce our risk utilize both physical forward contracts and financially settled derivative instruments such as swaps, futures and options to attempt to reduce our exposure with respect to:
•crude oil purchases and sales;
•refined product purchases and sales;
•natural gas purchases; and
•fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, LLS, WCS, MSW and Brent.
As of September 30, 2013, we have primarily entered into swap contracts on forecasted purchases from 2013 through 2016 of NYMEX WTI crude oil and forecasted sales of U.S. Gulf Coast ultra-low sulfur diesel and U.S. Gulf Coast jet fuel. These derivative instruments, on a combined basis, were entered into to hedge a portion of our margin in our fuel products segment. We have also entered into basis swap contracts that improve the effectiveness of our crude oil swap contracts by locking in the spread between NYMEX WTI and the crude oil that we are actually purchasing for use by our facilities. Please read Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” for additional information of the accounting treatment for the various types of derivative instruments and a further discussion of our hedging policies.
The following table provides a summary of the implied crack spreads for our crude oil and diesel fuel swaps on a combined basis as of September 30, 2013 in our fuel products segment which we disclose in Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements.”

Crude Oil and Diesel Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
Fourth Quarter 2013	1,104,000	12,000	$26.83
Calendar Year 2014	5,294,500	14,505	26.84
Calendar Year 2015	5,419,000	14,847	26.55
Calendar Year 2016	1,098,000	3,000	26.81
Totals	12,915,500
Average price			$26.72
The following table provides a summary of the implied crack spreads for our crude oil and jet fuel swaps on a combined basis as of September 30, 2013 in our fuel products segment which we disclose in Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements.”

Crude Oil and Jet Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
Fourth Quarter 2013	276,000	3,000	$30.43
Calendar Year 2014	1,185,000	3,247	27.57
Calendar Year 2015	547,500	1,500	27.00
Totals	2,008,500
Average price			$27.81

The following table provides a summary of natural gas swaps as of September 30, 2013 in our specialty products segment which we disclose in Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements.”

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2013	1,250,000	$4.12
Calendar Year 2014	3,100,000	4.16
Calendar Year 2015	3,500,000	4.27
Calendar Year 2016	2,700,000	4.42
Calendar Year 2017	1,000,000	4.29
Totals	11,550,000
Average price		$4.26
Our derivative instruments and overall specialty products segment and fuel products segment hedging positions are monitored regularly by our risk management committee, which includes our executive officers. The risk management committee reviews market information and our hedging positions regularly to determine if additional derivative activity is required. A summary of derivative positions and a summary of hedging strategy are presented to our general partner’s board of directors quarterly.
Holding all other variables constant, we expect a $1 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of September 30, 2013:

In millions
Crude oil swaps	$14.9
Crude oil basis swaps	$1.0
Diesel swaps	$(12.9)
Jet fuel swaps	$(2.0)
Gasoline swaps	$—
Natural gas swaps	$11.6
Compliance Price Risk
Renewable Identification Numbers
We are exposed to market risks related to the volatility in the price of credits needed to comply with governmental programs. The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of motor fuels from petroleum, we are required to blend biofuels into the fuel products we produce at a rate that will meet the EPA’s annual quota. To the extent we are unable to blend biofuels at that rate, we must purchase RINs in the open market to satisfy the annual requirement. We have not entered into any derivative instruments to manage this risk, but we have purchased RINs when the price of these instruments is deemed favorable.
Interest Rate Risk
We have an $850.0 million revolving credit facility as of September 30, 2013 and December 31, 2012, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. We have no variable rate debt and no interest rate swaps outstanding as of September 30, 2013. Borrowings under this facility are variable and at the time of borrowing we assess whether or not to enter into an interest rate swap to fix the rate.
For our fixed rate 2019 and 2020 Notes, changes in interest rates will generally affect the fair value, but not our interest expense or cash flows. The following table provides information about the fair value of our debt instruments.

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2019 Notes	$663.8	$588.7	$658.8	$587.6
2020 Notes	$308.0	$270.7	$301.8	$270.4

Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
On January 1, 2013, we implemented an enterprise resource planning (“ERP”) system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational interruptions, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for the three and nine months ended September 30, 2013 to ensure ongoing reliability of our financial reporting.
On January 3, 2012, January 6, 2012, July 3, 2012, October 1, 2012, January 2, 2013 and August 9, 2013, we completed the Missouri, Calumet Packaging, Royal Purple, Montana, San Antonio and Crude Oil Logistics Acquisitions, respectively, which include certain existing information systems and internal controls over financial reporting that previously existed. We are currently in the process of evaluating and integrating the Missouri, Calumet Packaging, Royal Purple, Montana and San Antonio Acquisitions’ historical internal controls over financial reporting with ours. We expect to complete the integration of Missouri, Calumet Packaging, Royal Purple, Montana and San Antonio in fiscal year 2013 and the integration of the Crude Oil Logistics Acquisition in 2014.

PART II
Item 1. Legal Proceedings
We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The information provided under Note 7 — “Commitments and Contingencies” in Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in our 2012 Annual Report, our Q1 Quarterly Report under Item 1A, “Risk Factors.” In addition to the other information set forth in this Quarterly Report you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2012 Annual Report, our Q1 Quarterly Report, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	November 8, 2013	By:	/s/ R. Patrick Murray, II
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