Form 10-K
period 2014-12-31
Calumet Specialty Products Partners, L.P.
filed 2015-03-02
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐      No ☑
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $1,633.6 million on June 30, 2014, based on $31.80 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.
On March 2, 2015, there were 69,760,218 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2014 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) estimated capital expenditures as a result of our planned organic growth projects and estimated annual EBITDA contributions from such projects, (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard, including the prices paid for Renewable Identification Numbers (“RINs”), (v) our ability to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures and (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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

PART I
Items 1 and 2. Business and Properties
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana and own specialty and fuel products facilities primarily located in northwest Louisiana, northwest Wisconsin, northern Montana, western Pennsylvania, Texas, New Jersey, eastern Missouri and North Dakota. We own and lease oilfield services locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. We own and lease additional facilities, primarily related to production and distribution of specialty, fuel and oilfield services products, throughout the United States (“U.S.”). Our business is organized into three segments: specialty products, fuel products and oilfield services. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, TruFuel and Quantum brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and heavy fuel oils, as well as reselling purchased crude oil to third party customers. Our oilfield services segment manufactures and markets products and provides oilfield services including drilling fluids, completion fluids, production chemicals and solids control services to the oil and gas exploration industry throughout the U.S. For the year ended December 31, 2014, approximately 29.9% of our sales and 70.5% of our gross profit were generated from our specialty products segment, approximately 63.7% of our sales and 6.5% of our gross profit were generated from our fuel products segment and approximately 6.4% of our sales and 23.0% of our gross profit were generated from our oilfield services segment.
Our Primary Operating Assets
Our primary operating assets consist of:

Refinery/Facility	Location	Year Acquired	Current Feedstock Throughput Capacity in barrels per day (“bpd”)	Products
Shreveport	Louisiana	2001	60,000	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt

Superior	Wisconsin	2011	45,000	Gasoline, diesel, asphalt and heavy fuel oils

San Antonio	Texas	2013	17,500	Diesel, jet fuel, gasoline and other fuel products

Cotton Valley	Louisiana	1995	13,500	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids

Montana	Montana	2012	10,000	Gasoline, diesel, jet fuel and asphalt

Princeton	Louisiana	1990	10,000	Specialty lubricating oils, including process oils, base oils, transformer oils, refrigeration oils and asphalt

Karns City	Pennsylvania	2008	5,500	White mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates

Dickinson	Texas	2008	1,300	White mineral oils, compressor lubricants, natural petroleum sulfonates and biodiesel

Royal Purple	Texas	2012	N/A	Specialty products including premium industrial and consumer synthetic lubricants

Bel-Ray	New Jersey	2013	N/A	Specialty products including premium industrial and consumer synthetic lubricants and greases
Drilling and Oilfield Services Assets. Anchor Drilling Fluids and Anchor Oilfield Services (as defined below) manufactures and markets specialty products and provides oilfield services including drilling fluids, completion fluids, production chemicals and solids control services to the oil and gas exploration industry. We design, manufacture and package these specialty products at our locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New

Mexico, New York, North Dakota, Pennsylvania and Ohio. These locations serve the great majority of major onshore oil fields in the U.S.
Crude Oil Logistics Assets. We own and operate seven crude oil loading facilities and related assets in North Dakota and Montana, which provide us the ability to transport crude oil directly from the point of lease, into our crude oil loading facilities and then onto the Enbridge Pipeline System (“Enbridge Pipeline”) where it can be routed to our refineries and/or third party customers.
Storage, Distribution and Logistics Assets. We own and operate product terminals in Burnham, Illinois (“Burnham”), Rhinelander, Wisconsin (“Rhinelander”), Crookston, Minnesota (“Crookston”) and Proctor, Minnesota (“Duluth”) with aggregate storage capacities of approximately 150,000, 166,000, 156,000, and 200,000 barrels, respectively. These terminals, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, East Coast, West Coast and Mid-Continent regions of the U.S. and Canada.
We also use approximately 3,000 leased railcars to receive crude oil or distribute our products throughout the U.S. and Canada. In total, we have approximately 13.2 million barrels of aggregate storage capacity at our facilities and leased storage locations.
Business Strategies
Our management team is dedicated to improving our operations by executing the following strategies:

•
Concentrate on Stable Cash Flows.    We intend to continue to focus on operating assets and businesses that generate stable cash flows. Approximately 29.9% of our sales and 70.5% of our gross profit in 2014 were generated by the sale of specialty products, a segment of our business which is characterized by stable customer relationships due to our customers’ requirements for the highly specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our fuel products segment, which accounted for 63.7% of our sales and 6.5% of our gross profit in 2014, we seek to mitigate our exposure to fuel products margin volatility by maintaining a longer-term fuel products hedging program. Our entry into the oilfield services industry, which accounted for 6.4% of our sales and 23.0% of our gross profit in 2014, also contributes to our diversity of cash flows. In addition, our recent acquisitions of various refineries located in different geographic locations provides for diversity of cash flows based on the refining margin environment in each such region. We believe the diversity of our operating assets, products, our broad customer base and our hedging activities help contribute to the stability of our cash flows.

•
Develop and Expand Our Customer Relationships.    Due to the specialized nature of, and the long lead-time associated with, the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that our larger competitors do not work with customers as we do from product design to delivery for smaller volume specialty products like ours. We intend to continue to assist our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations and services to new customers. By striving to maintain our long-term relationships with our broad base of existing customers and by adding new customers, we seek to limit our dependence on any one portion of our customer base.

•
Enhance Profitability of Our Existing Assets.    We continue to evaluate opportunities to improve our existing asset base, to increase our throughput, profitability and cash flows. Following each of our asset acquisitions, we have undertaken projects designed to maximize the profitability of our acquired assets, such as: (1) the enhancement at our Superior refinery completed in November 2012, which enables the refinery to ship crude oil by railcar to our other facilities as well as third party customers, (2) the enhancements at our San Antonio refinery completed in December 2013 allowed us to blend finished gasoline and increased its production capacity from 14,500 bpd to 17,500 bpd and (3) the increase of production capacity at our Montana refinery from 10,000 bpd to 25,000 bpd, expected to be completed in the first quarter of 2016. We intend to further increase the profitability of our existing asset base through various measures which may include changing the product mix of our processing units, debottlenecking and expanding units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. We also continue to focus on optimizing current operations through energy savings initiatives, improving reliability, product quality enhancements and product yield improvements.

•
Pursue Strategic and Complementary Acquisitions.    Since 1990, our management team has demonstrated the ability to identify opportunities to acquire assets and product lines where we can enhance operations and improve profitability. In the future, we intend to continue to consider strategic acquisitions of assets or agreements with third parties that offer the opportunity for operational efficiencies, the potential for increased utilization and expansion of facilities, or the expansion of product offerings in each of our specialty products, fuel products and oilfield services segments. In addition, we may pursue selected acquisitions in new geographic or product areas to the extent we perceive similar opportunities. For example, since 2011 we have completed the following acquisitions that we believe significantly enhance and diversify our existing specialty products, fuel products and oilfield services segments:

◦	Superior, Wisconsin refinery (“Superior”) - a refinery that produces and sells gasoline, diesel, asphalt and heavy fuel oils acquired in September 2011 (“Superior Acquisition”).

◦	Calumet Packaging, LLC (“Calumet Packaging”) - formerly known as TruSouth Oil, LLC, a specialty petroleum packaging and distribution company acquired in January 2012.

◦	Louisiana, Missouri facility - an aviation and refrigerant synthetic lubricants business acquired in January 2012.

◦	Royal Purple, Inc. (“Royal Purple”) - a leading independent formulator and marketer of specialty synthetic lubricants and greases acquired in July 2012.

◦	Montana Refining Company, Inc. (“Montana Refining”) - a refinery that produces and sells gasoline, diesel, jet fuel and asphalt products acquired in October 2012.

◦	San Antonio, Texas refinery (“San Antonio”) - a refinery that produces and sells diesel, gasoline, jet fuel and other fuel products acquired in January 2013.

◦	Crude oil logistics assets - crude oil loading facilities and related assets in North Dakota and Montana acquired in August 2013.

◦	Bel-Ray Company, LLC (“Bel-Ray”) - a manufacturer and global distributor of high-performance synthetic lubricants and greases acquired in December 2013.

◦	United Petroleum, LLC assets (“United Petroleum”) - a marketer and distributor of high performance lubricants acquired in February 2014.

◦
ADF Holdings, Inc., the parent company of Anchor Drilling Fluids USA, Inc. (“Anchor Drilling Fluids”) - an independent provider and marketer of drilling fluids, completion fluids and production chemicals to the oil and gas exploration industry acquired in March 2014.

◦
Specialty Oilfield Solutions, Ltd. assets (“Anchor Oilfield Services”) - a full-service drilling fluids and solids control company with primary operations in the Eagle Ford, Marcellus and Utica shale formations acquired from Specialty Oilfield Services, Ltd. in August 2014.

See “—Recent Acquisitions” below for additional information regarding our recent acquisitions.
Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•
We Offer Our Customers a Diverse Range of Specialty Products.    We offer a wide range of approximately 4,900 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. A contributing factor in our ability to produce numerous specialty products is our ability to ship products between our facilities for product upgrading in order to meet customer specifications.

•
We Have Strong Relationships with a Broad Customer Base.    We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Our customer base includes more than 6,400 active accounts and we are continually seeking new customers. No single customer accounted for more than 10% of our consolidated sales in each of the three years ended December 31, 2014, 2013 and 2012.

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

•
We Have an Experienced Management Team.    Our management has a proven track record of enhancing value through the acquisition, exploitation and integration of refining assets and the development and marketing of specialty products and services. Our senior management team has an average of over 25 years of industry experience. Our team’s extensive experience and contacts within the refining industry provide a strong foundation and focus for managing and enhancing our operations, accessing strategic acquisition opportunities and constructing and enhancing the profitability of new assets.
Recent Acquisitions
The following table summarizes acquisitions that we completed during 2014. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Acquisitions” and Note 3 “Acquisitions” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding these acquisitions.

Acquisition	Acquisition Date	Description	Aggregate Purchase Price (1)
ADF Holdings, Inc. (“Anchor Acquisition”)	March 31, 2014	An independent provider and marketer of drilling fluids, completion fluids and production chemicals to the oil and gas exploration industry.	$223.6	(2)
Specialty Oilfield Solutions, Ltd. assets (“SOS Acquisition”)	August 1, 2014	A full-service drilling fluids and solids control company with primary operations in the Eagle Ford, Marcellus and Utica shale formations.	$29.6
United Petroleum, LLC assets (“United Petroleum Acquisition”)	February 28, 2014	A marketer and distributor of high performance lubricants.	$10.4

(1)	Aggregate purchase price is net of cash acquired and includes working capital.

(2)	Aggregate purchase price is subject to certain other adjustments, including tax adjustments.
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
Partnership Structure and Management
Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of March 2, 2015, we have 69,760,218 common units and 1,423,677 general partner units outstanding. Our general partner owns 2% of the Company and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”
Our Operating Assets and Contractual Arrangements
General
The following table sets forth information about our combined operations, excluding the results of operations of Anchor and SOS. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment. The table includes the results of operations at our Missouri facility commencing January 3, 2012, Calumet Packaging facility commencing January 6, 2012, Royal Purple facility commencing July 3, 2012, Montana refinery commencing October 1, 2012, San Antonio refinery commencing January 2, 2013, Bel-Ray facility commencing December 10, 2013 and United Petroleum assets commencing February 28, 2014:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	122,852	116,477	5.5%	116,477	97,789	19.1%
Total feedstock runs (2)	117,427	110,237	6.5%	110,237	97,600	12.9%
Facility production: (3)
Specialty products:
Lubricating oils	11,836	13,247	(10.7)%	13,247	14,524	(8.8)%
Solvents	8,934	8,759	2.0%	8,759	9,332	(6.1)%
Waxes	1,510	1,443	4.6%	1,443	1,280	12.7%
Packaged and synthetic specialty products (4)	1,754	1,481	18.4%	1,481	1,351	9.6%
Other	1,829	2,192	(16.6)%	2,192	3,084	(28.9)%
Total specialty products	25,863	27,122	(4.6)%	27,122	29,571	(8.3)%
Fuel products:
Gasoline	34,221	29,374	16.5%	29,374	24,394	20.4%
Diesel	27,074	26,015	4.1%	26,015	22,438	15.9%
Jet fuel	4,799	4,105	16.9%	4,105	4,325	(5.1)%
Asphalt, heavy fuel oils and other	22,189	19,976	11.1%	19,976	15,444	29.3%
Total fuel products	88,283	79,470	11.1%	79,470	66,601	19.3%
Total facility production (3)	114,146	106,592	7.1%	106,592	96,172	10.8%

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

(4)	Represents production of packaged and synthetic specialty products, including the products from the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

The following table sets forth information about our combined sales of principal products and services by segment. The table includes the results of operations at our Missouri facility commencing January 3, 2012, Calumet Packaging facility commencing January 6, 2012, Royal Purple facility commencing July 3, 2012, Montana refinery commencing October 1, 2012, San Antonio refinery commencing January 2, 2013, Bel-Ray facility commencing December 10, 2013, United Petroleum assets commencing February 28, 2014, Anchor commencing March 31, 2014 and SOS commencing August 1, 2014:

	Year Ended December 31,
	2014		2013		2012
	(In millions)	% of Sales	(In millions)	% of Sales	(In millions)	% of Sales
Sales of specialty products:
Lubricating oils	$748.4	12.9%	$848.8	15.7%	$1,007.9	21.6%
Solvents	485.2	8.4%	511.7	9.4%	491.1	10.5%
Waxes	144.1	2.5%	141.0	2.6%	142.8	3.1%
Packaged and synthetic specialty products (1)	313.5	5.4%	233.6	4.3%	161.7	3.5%
Other (2)	38.0	0.7%	39.8	0.7%	46.4	1.0%
Total	1,729.2	29.9%	1,774.9	32.7%	1,849.9	39.7%
Sales of fuel products:
Gasoline	1,443.1	24.9%	1,409.4	26.0%	1,174.9	25.2%
Diesel	1,197.4	20.7%	1,259.2	23.3%	941.0	20.2%
Jet fuel	199.3	3.4%	191.4	3.5%	184.0	4.0%
Asphalt, heavy fuel oils and other (3)	853.6	14.7%	786.5	14.5%	507.5	10.9%
Total	3,693.4	63.7%	3,646.5	67.3%	2,807.4	60.3%
Sales of oilfield services:	368.5	6.4%	—	—	—	—
Consolidated sales	$5,791.1	100.0%	$5,421.4	100.0%	$4,657.3	100.0%

(1)	Represents production of packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

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

Please read Note 17 “Segments and Related Information” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional financial information about each of our segments and the geographic areas in which we conduct business.
Shreveport Refinery
The Shreveport refinery, located on a 240 acre site in Shreveport, Louisiana (“Shreveport”), currently has aggregate crude oil throughput capacity of 60,000 bpd and processes paraffinic crude oil and associated feedstocks into fuel products, paraffinic lubricating oils, waxes, asphalt and by-products.
The Shreveport refinery consists of 17 major processing units including hydrotreating, catalytic reforming and dewaxing units and approximately 3.3 million barrels of storage capacity in 130 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Shreveport refinery in 2001, we have expanded the refinery’s capabilities by adding additional processing and blending facilities, adding a second reactor to the high pressure hydrotreater, resuming production of gasoline, diesel and other fuel products and adding both 18,000 bpd of crude oil throughput capacity and the capability to run up to 25,000 bpd of sour crude oil with an expansion project completed in May 2008.

The following table sets forth historical information about production at our Shreveport refinery:

	Shreveport Refinery
	Year Ended December 31,
	2014	2013	2012
	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	35,140	36,178	39,831
Total refinery production (2) (3)	34,189	34,832	38,849

(1)
Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our Shreveport refinery. Total feedstock runs does not include certain interplant feedstocks supplied by our Cotton Valley, Princeton and San Antonio refineries.

(2)
Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

(3)	Total refinery production includes certain interplant feedstock supplied to our Cotton Valley, Princeton and San Antonio refineries and Karns City facility.
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
The Shreveport refinery receives crude oil via tank truck, railcar and a common carrier pipeline system that is operated by a subsidiary of Plains All American Pipeline, L.P. (“Plains”) and is connected to the Shreveport refinery’s facilities. The Plains pipeline system delivers local supplies of crude oil and condensates from north Louisiana and east Texas. In November 2012, we completed an expansion project at our Superior refinery, which enabled the refinery to ship crude oil by railcar to our Shreveport refinery, as well as third party customers. Crude oil is also purchased from various suppliers, including local producers, who deliver crude oil to the Shreveport refinery via tank truck.
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
Superior Refinery
The Superior refinery is located on a 245 acre site, with an additional 430 acres owned around the existing refinery, in Superior, Wisconsin. The Superior refinery currently has aggregate crude oil throughput capacity of 45,000 bpd and processes light and heavy crude oil from the Bakken shale formation in North Dakota and western Canada into fuel products and asphalt.
The Superior refinery consists of 14 major processing units including hydrotreating, catalytic reforming, fluid catalytic cracking and alkylation units and approximately 3.2 million barrels of storage capacity in 76 tanks and related loading and unloading facilities and utilities.
The following table sets forth historical information about production at our Superior refinery:

	Superior Refinery
	Year Ended December 31,
	2014	2013	2012
	(In bpd)
Crude oil throughput capacity	45,000	45,000	45,000
Total feedstock runs (1) (2)	36,736	32,821	34,609
Total refinery production (2)	35,712	31,757	33,438

(1)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our Superior refinery.

(2)
Total refinery production represents the barrels per day of fuel products yielded from processing crude oil. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

The Superior refinery has a flexible operational configuration and operating personnel that facilitate development of new product opportunities. Product mix may fluctuate from one period to the next to capture market opportunities. Currently the Superior refinery produces gasoline, diesel, asphalt and heavy fuel oils.
Finished fuel products produced at the Superior refinery are sold through the Superior refinery truck rack, several Magellan pipeline terminals in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nevada, Utah, Wyoming, Washington, Idaho, and Montana and through our Duluth terminal. The Superior wholesale fuel business also sells gasoline wholesale to Calumet branded gas stations located throughout the Upper Midwest (including Minnesota, Wisconsin and Michigan), which are owned and operated by independent franchisees. The Superior refinery ships finished fuel products by railcar, truck and pipeline service. Asphalt products produced at the Superior refinery are shipped by railcar and truck service and are sold through our terminals in Rhinelander and Crookston and through other leased terminals in the U.S.
Finished fuel products sales are primarily made through spot agreements and short-term contracts. Asphalt is primarily sold through spot agreements and short-term contracts with customers primarily located in and around the Upper Midwest, North Dakota, South Dakota, Utah and New York.
The Superior refinery receives crude oil via pipeline. The Enbridge Pipeline delivers crude oil to the Superior refinery and is adjacent to one of the Enbridge Pipeline’s first crude oil holding facilities after crossing the Canadian border into the U.S., providing reliable access to high quality crude oil from the Bakken shale formation in North Dakota and from western Canada. The refinery receives approximately 44% of its daily crude oil requirements under a crude oil purchase agreement (the “BP Purchase Agreement”) with BP Products North America Inc. (“BP”). For more information about the BP Purchase Agreement, please read the information provided under Note 6 “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. In November 2012, the Superior refinery completed an expansion project, which enables the refinery to ship crude oil by railcar to our Shreveport refinery, as well as to third party customers.
San Antonio Refinery
The San Antonio refinery, located on a 32 acre site in San Antonio, Texas, has aggregate crude oil throughput capacity of 17,500 bpd and processes light crude oil from south Texas, including the Eagle Ford shale formation, into a variety of transportation fuels, feedstocks. The San Antonio refinery consists of five major processing units including hydrotreating and catalytic reforming and approximately 162,000 barrels of storage capacity in 57 tanks and related loading and unloading facilities and utilities.
Currently, the San Antonio refinery produces diesel, jet fuel, gasoline and other fuel products. The San Antonio refinery is compliant with federal regulations for ultra-low sulfur diesel. The San Antonio refinery ships products by railcar and truck service. Product sales are primarily made through spot agreements and short-term contracts. The San Antonio refinery purchases crude oil and intermediate products from various suppliers and receives crude oil by pipeline originating from its crude oil terminal in Elmendorf, Texas (“Elmendorf”), providing reliable access to high quality crude oil from Texas, primarily the Eagle Ford shale formation. The San Antonio refinery has a 20-year agreement with TexStar Midstream Logistics, L.P. (“TexStar”) under which TexStar operates the Karnes North Pipeline System (“KNPS”) which transports crude oil from Karnes City, Texas to the refinery’s Elmendorf terminal. Currently, the San Antonio refinery receives at least 12,000 bpd of crude oil at the refinery through the KNPS-Elmendorf terminal supply route. Elmendorf has aggregate storage capacity of approximately 188,000 barrels.
Since acquiring the San Antonio refinery, we expanded the refinery’s capabilities by adding 3,000 bpd of crude oil throughput capacity and adding additional processing and blending facilities which allow the San Antonio refinery to blend up to 5,000 bpd of finished gasoline. Additionally, we have initiated a project that will take a portion of the San Antonio refinery’s diesel and jet fuel production and convert it into up to 3,000 bpd of higher margin solvent products that will meet customer requirements for low aromatic content. This project is currently expected to reach completion during the fourth quarter 2015.

The following table sets forth historical information at our San Antonio refinery since our acquisition of the refinery on January 2, 2013:

	San Antonio Refinery
	Year Ended December 31,
	2014	2013
	(In bpd)
Crude oil throughput capacity	17,500	17,500
Total feedstock runs (1) (2)	14,617	10,908
Total refinery production (2)	13,541	10,381

(1)
Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our San Antonio refinery from January 2, 2013 through December 31, 2014. Total feedstock runs did not meet throughput capacity in 2014 as a result of a turnaround in the third quarter of 2014.

(2)
Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks from January 2, 2013 through December 31, 2014. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

Cotton Valley Refinery
The Cotton Valley refinery, located on a 77 acre site in Cotton Valley, Louisiana (“Cotton Valley”), currently has aggregate crude oil throughput capacity of 13,500 bpd, hydrotreating capacity of 6,200 bpd and processes crude oil into specialty solvents and residual fuel oil. The residual fuel oil is an important feedstock for the production of specialty products at our Shreveport refinery. We believe the Cotton Valley refinery produces the most complete, single-facility line of paraffinic solvents in the U.S.
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
The following table sets forth historical information about production at our Cotton Valley refinery:

	Cotton Valley Refinery
	Year Ended December 31,
	2014	2013	2012
	(In bpd)
Crude oil throughput capacity	13,500	13,500	13,500
Total feedstock runs (1) (2)	6,580	5,667	5,487
Total refinery production (2) (3)	6,544	6,678	6,043

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

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
Montana Refinery
The Montana refinery, located on an 86 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 10,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. During 2013, we commenced an expansion project which we expect will add 15,000 bpd of feedstock throughput capacity at completion, which we expect to be completed during the first quarter of 2016.
The Montana refinery consists of 13 major processing units including hydrotreating, catalytic reforming, fluid catalytic cracking and alkylation units, approximately 939,000 barrels of storage capacity in 71 tanks and related loading and unloading facilities and utilities.
The following table sets forth historical information about production at the Montana refinery since our acquisition of the refinery on October 1, 2012:

	Montana Refinery
	Year Ended December 31,		Three Months Ended December 31,
	2014	2013	2012
	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1) (2)	10,201	9,290	10,169
Total refinery production (2)	10,274	9,015	9,992

(1)	Total feedstock runs represents the barrels per day of crude oil and other feedstocks processed at our Montana refinery from October 1, 2012 through December 31, 2014.

(2)
Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks from October 1, 2012 through December 31, 2014. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

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
We have initiated a project designed to increase production capacity at the Montana refinery by 15,000 bpd to 25,000 bpd. This project will allow us to capitalize on local access to cost-advantaged Bow River crude oil, while producing additional fuels and refined products for delivery into the regional market. The scope of this project currently includes the installation of a new crude unit that will process 25,000 bpd of crude oil and other feedstocks and a 25,000 bpd hydrocracker. We currently estimate that this project will be completed during the first quarter of 2016.
Princeton Refinery
The Princeton refinery, located on a 208 acre site in Princeton, Louisiana (“Princeton”), currently has aggregate crude oil throughput capacity of 10,000 bpd and processes naphthenic crude oil into lubricating oils, asphalt and feedstock for the Shreveport refinery for further processing into ultra-low sulfur diesel. The asphalt produced may be further processed or blended for coating and roofing product applications at the Princeton refinery or transported to the Shreveport refinery for further processing into bright stock.
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

The following table sets forth historical information about production at our Princeton refinery:

	Princeton Refinery
	Year Ended December 31,
	2014	2013	2012
	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	6,669	6,464	6,914
Total refinery production (1) (2)	5,420	5,313	7,044

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
Royal Purple
The Royal Purple facility, located on a 28 acre site in Porter, Texas, develops, blends and packages high performance synthetic lubricants and fluid additive products for use in industrial, commercial and automotive applications. The Royal Purple facility’s processing capability includes 10 in-house packaging and production lines. Outsourced packaging services for specific products are also used. The facility has approximately 30,500 barrels of storage capacity in 91 tanks and related loading and unloading facilities and utilities. The facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
The Royal Purple facility utilizes the latest automated batch processing technology designed to ensure blending accuracy while maintaining production flexibility to meet customer needs.
Bel-Ray
The Bel-Ray facility, located on a 32 acre site in Wall Township, New Jersey, blends and packages high performance synthetic lubricants and greases for use primarily in aerospace, automotive, energy, food, marine, military, mining, motorcycle, powersports, steel and textiles applications. The Bel-Ray facility’s processing capability includes 27 blending tanks and packaging production lines. In addition, the Bel-Ray facility has approximately 13,000 barrels of storage capacity in 67 tanks and related loading and unloading facilities and utilities. The Bel-Ray facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
The Bel-Ray facility is designed with batch processing technology and is also designed to maximize blending flexibility to meet customer needs. The packaging operations utilize both in-house packaging equipment and outsourced packaging services for specific products.
Karns City and Dickinson Facilities and Other Processing Agreements
The Karns City facility, located on a 225 acre site in Karns City, Pennsylvania (“Karns City”), has aggregate base oil throughput capacity of 5,500 bpd and processes white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates. The Karns City facility’s processing capability includes hydrotreating, fractionation, acid treating, filtering, blending and packaging. In addition, the facility has approximately 817,000 barrels of storage capacity in 250 tanks and related loading and unloading facilities and utilities.
The Dickinson facility, located on a 28 acre site in Dickinson, Texas (“Dickinson”), has aggregate base oil throughput capacity of 1,300 bpd and processes white mineral oils, compressor lubricants, natural petroleum sulfonates and biodiesel. The Dickinson facility’s processing capability includes acid treating, filtering and blending, approximately 183,000 barrels of storage capacity in 186 tanks and related loading and unloading facilities and utilities.

These facilities each receive their base oil feedstocks by railcar and truck under supply agreements or spot purchases with various suppliers, the most significant of which is a long-term supply agreement with Phillips 66. Please read “— Our Crude Oil and Feedstock Supply” below for further discussion of the long-term supply agreement with Phillips 66.
The following table sets forth the combined historical information about production at our Karns City, Dickinson and other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2014	2013	2012
	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	6,651	7,250	7,030
Total production (3)	6,575	7,137	7,012

(1)	Includes Karns City, Dickinson and other facilities.

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

Anchor Drilling Fluids and Anchor Oilfield Services
We are an independent provider and marketer of drilling fluids, completion fluids and production chemicals to the oil and gas exploration industry. We design, manufacture and package drilling fluid products at our locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. We service oil and gas resource plays in North America, including the Bakken, Barnett, Eagle Ford, Fayetteville, Granite Wash, Haynesville, Marcellus, Niobrara, Permian, Piceance, Uinta and Utica shale formations.
We develop custom formulations and innovative solutions based on unique customer and well specifications. Through our extensive line of drilling and completion fluids, we deliver solutions that reduce drilling and completion time, help to control reservoir formation pressures and maximize oil and gas production, contributing to improved well economics for end-users.
Terminals
Our terminals are complementary to our refineries and play a key role in moving our products to end-user markets by providing services including distribution and blending to achieve specified products and storage and inventory management. We operate the following terminals:
Burnham Terminal:    We own and operate a terminal located on an 11 acre site, in Burnham, Illinois. The Burnham terminal receives specialty products from certain of our refineries primarily by railcar and distributes them by truck and railcar to our customers in the Upper Midwest and East Coast regions of the U.S. and in Canada. The terminal includes a tank farm with 90 tanks having aggregate storage capacity of approximately 150,000 barrels, as well as blending equipment for producing engine oil additives and tackifiers.
Rhinelander Terminal:    We own and operate a terminal located on an 18 acre site, in Rhinelander, Wisconsin. The Rhinelander terminal receives asphalt by truck from the Superior refinery and distributes product by truck. Asphalt from this terminal is sold to customers in the Upper Midwest region of the U.S. The terminal includes a tank farm with four tanks with aggregate storage capacity of approximately 166,000 barrels.
Crookston Terminal:    We own and operate a terminal located on a 19 acre site in Crookston, Minnesota. The Crookston terminal receives asphalt by truck from the Superior refinery and distributes product by truck. Asphalt from this terminal is sold to customers in the Upper Midwest region of the U.S. The terminal includes a tank farm with three tanks with aggregate storage capacity of approximately 156,000 barrels.
Duluth Terminal:    We own and operate a terminal located on a 49 acre site in Proctor, Minnesota. The Duluth terminal is supplied refined fuel products from the Superior refinery by the Magellan pipeline and receives ethanol and biodiesel products by truck. Fuel products from this terminal are distributed by truck to customers in Minnesota and northern Wisconsin. The terminal includes seven tanks with aggregate storage capacity of approximately 200,000 barrels.
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
Other Logistics Assets
We use approximately 3,000 railcars leased from various lessors. This fleet of railcars enables us to receive and ship crude oil and distribute various specialty products and fuel products throughout the U.S. and Canada to and from each of our facilities.
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
In 2014, subsidiaries of Plains supplied us with approximately 29.9% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2014, BP supplied us with approximately 16.0% of our total crude oil supply under the BP Purchase Agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil. For more information about the BP Purchase Agreement, please read the information provided under Note 6 “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
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
We have various long-term feedstock supply agreements with Phillips 66, with remaining terms ranging from one to three years, with some agreements operating under the option to continue on a month-to-month basis thereafter, for feedstocks that are key to the operations of our Karns City and Dickinson facilities. In addition, certain products of our refineries can be used as feedstocks by these facilities.
We believe that adequate supplies of crude oil and feedstocks will continue to be available to us.
Our cost to acquire crude oil and feedstocks and the prices for which we ultimately can sell refined products depend on a number of factors beyond our control, including regional and global supply of and demand for crude oil and other feedstocks and specialty and fuel products. These, in turn, are dependent upon, among other things, the availability of imports, overall economic conditions, production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. We have historically been able to pass on the costs associated with increased crude oil and feedstock prices to our specialty products customers, although the increase in selling prices for specialty products typically lags a rising cost of crude oil. From time to time, we use a hedging program to manage a portion of our commodity price risk. Please read Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Derivative Instruments” for a discussion of our hedging program.
Our Products, Markets and Customers
Products
Specialty Products and Fuel Products. We produce a full line of specialty products, including lubricating oils, solvents, waxes, packaged and synthetic specialty products, other by-products, as well as a variety of fuel and fuel related products, asphalt and heavy fuel oils. Our customers purchase these products primarily as raw material components for basic industrial, consumer and automotive goods.
Oilfield Services. We are an independent provider and marketer of drilling fluids, completion fluids and production chemicals.
•Drilling fluids - Drilling fluids, often referred to as “drilling mud,” are an essential and critical product of the drilling process for every oil and gas well. We provide three different types of drilling fluids including water-based mud, oil-based mud and synthetic-based mud.
•Completion fluids - Completion fluids replace drilling fluids during the final operations leading up to oil and gas production from a well. Completion fluids are critical products designed to control reservoir formation pressures and minimize formation damage in the event of a failure in down hole equipment.
•Production chemicals - Production chemicals are specialty products applied to maximize production in oil and gas wells.
•Solids control - Solids control is employed in drilling operations to filter out cuttings and clean the drilling fluid before it is pumped back into the well.
The following table depicts a representative sample of the diversity of end-use applications for the products we produce:
Representative Sample of End Use Applications by Product

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Oilfield Services	Other	Fuels & Fuel Related
13% (1)	8% (1)	3% (1)	5% (1)	6% (1)	1% (1)	64% (1)

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
• Food contact grade lubricants
• Charcoal lighter fluids and other solvents
• Engine treatment additives
				• Drilling fluids • Completion fluids • Production chemicals • Solids control	• Roofing • Paving	• Gasoline • Diesel • Jet fuel • Marine diesel fuel • Biodiesel • Ethanol • Ethanol free fuels • Fluid catalytic cracking feedstock • Asphalt vacuum residuals • Mixed butanes • Roofing • Paving • Heavy fuel oils

(1)
Based on the percentage of total sales for the year ended December 31, 2014 and includes the results of operations at our United Petroleum, Anchor and SOS operations commencing February 28, 2014, March 31, 2014 and August 1, 2014, respectively. Except for the listed fuel products and certain products sold by our Royal Purple, Bel-Ray and Calumet Packaging facilities and United Petroleum assets, we do not produce any of these end-use products.

Marketing
We have an experienced marketing department with average industry tenure of approximately 20 years. Our salespeople regularly visit customers and our marketing department works closely with both the laboratories at our production facilities and our technical services department to help create specialized blends that will work optimally for our customers.
Markets
Specialty Products.    The specialty products market represents a small portion of the overall petroleum refining industry in the U.S. Of the nearly 140 refineries currently in operation in the U.S., only a small number of the refineries are considered specialty products producers and only a few compete with us in terms of the number of products produced.
Our specialty products are utilized in applications across a broad range of industries, including in:

•
industrial goods such as metalworking fluids, belts, hoses, sealing systems, batteries, hot melt adhesives, pressure sensitive tapes, electrical transformers, refrigeration compressors and drilling fluids;

•
consumer goods such as candles, petroleum jelly, creams, tonics, lotions, coating on paper cups, chewing gum base, automotive aftermarket car-care products (e.g. fuel injection cleaners, tire shines and polishes), lamp oils, charcoal lighter fluids, camping fuel and various aerosol products; and

•	automotive goods such as motor oils, greases, transmission fluid and tires.
We have the capability to ship our specialty products worldwide. In the U.S. and Canada, we ship our specialty products via railcars, trucks and barges. We use our fleet of approximately 3,000 leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For shipments outside of North America, which accounted for less than 10% of our consolidated sales in 2014, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.
Fuel Products.    The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the nearly 140 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.
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
The Shreveport refinery has the capacity to produce about 9,000 bpd of commercial jet fuel that can be marketed to the U.S. Department of Defense, sold as Jet-A locally or sold via the TEPPCO pipeline, or occasionally transferred to the Cotton Valley refinery to be processed further as a feedstock to produce solvents. We have a sales contract with the U.S. Department of Defense for approximately 3,000 bpd of jet fuel. This contract is effective until March 2015 and is bid annually.
Fuel products produced at our San Antonio refinery are sold locally in Texas. Additionally, the San Antonio refinery produces commercial and specialty jet fuel that can be marketed to the U.S. Department of Defense or sold locally as Jet-A fuel. We have a sales contract with the U.S. Department of Defense for approximately 550 bpd of jet fuel. This contract is effective until March 2015 with one year renewal increments through March 2017 at the option of the U.S. Department of Defense.
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
Upper Midwest Market (PADD 2)
Fuel products produced at our Superior refinery can be sold locally and in the Upper Midwest region of the U.S. and in Canada. The Superior wholesale business sells fuel products produced at the Superior refinery through several Magellan pipeline terminals in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nevada, Utah, Wyoming, Washington, Idaho, and Montana and through its own leased or owned product terminals located in Superior, Wisconsin and Duluth, Minnesota.

The Superior wholesale business also sells gasoline wholesale to Calumet branded gas stations throughout the Upper Midwest, which are owned and operated by independent franchisees.
Northwest Market (PADD 4)
Fuel products produced at our Montana refinery can be sold locally and in Idaho, Arizona, California, Kansas, North Dakota, Nevada, Oklahoma, Oregon, Texas, Utah and Canada. Seasonally, the Montana refinery transports fuel products to terminals in Washington.
We have a sales contract with the U.S. Department of Defense for approximately 200 bpd of jet fuel. This contract is effective until September 2015.
Oilfield Services.    We sell oilfield products and services in the Bakken, Barnett, Eagle Ford, Fayetteville, Granite Wash, Haynesville, Marcellus, Niobrara, Permian, Piceance, Uinta and Utica shale formations.
Customers
Specialty Products.    We have a diverse customer base for our specialty products, with approximately 5,400 active accounts. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years. No single customer in our specialty products segment accounted for more than 10% of our consolidated sales in each of the three years ended December 31, 2014, 2013 and 2012.
Fuel Products.    We have a diverse customer base for our fuel products, with approximately 700 active accounts. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport refinery to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport refinery to the Midwest region through the TEPPCO pipeline should the need arise. Additionally, we are able to sell the majority of the fuel products we produce at the Superior refinery to local markets in Minnesota and Wisconsin. We also have the ability to ship additional fuel products from the Superior refinery to the Upper Midwest region through the Magellan pipeline. The majority of our fuel products produced at our Montana refinery are sold to local markets in Montana and Idaho as well as in Canada. Fuel products produced at our San Antonio refinery are sold to local markets in Texas. No single customer in our fuel products segment represented 10% or greater of consolidated sales in each of the three years ended December 31, 2014, 2013 and 2012.
Oilfield Services.    We have a diversified, established and unique customer base for our oilfield services, with approximately 300 active accounts. Our customers are companies operating in the domestic oil and gas exploration and production industry. No single customer in our oilfield services segment accounted for more than 10% of our consolidated sales in the year ended December 31, 2014.
Competition
Competition in our markets is from a combination of large, integrated petroleum companies, independent refiners, wax production companies and oilfield services companies. Many of our competitors are substantially larger than us and are engaged on a national or international basis in many segments of the petroleum products business, including exploration and production, refining, transportation and marketing. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We distinguish our competitors according to the products that they produce. Set forth below is a description of our significant competitors according to product category.
Naphthenic Lubricating Oils. Our primary competitor in producing naphthenic lubricating oils is Ergon Refining, Inc., Cross Oil Refining and Marketing, Inc., San Joaquin Refining Co., Inc. and Martin Midstream Partners L.P.
Paraffinic Lubricating Oils.    Our primary competitors in producing paraffinic lubricating oils include ExxonMobil Corporation, Motiva Enterprises, LLC, Phillips 66, Petro-Canada, HollyFrontier Corporation, Chevron Corporation, Sonneborn Refined Products and Royal Dutch Shell plc.
Paraffin Waxes. Our primary competitors in producing paraffin waxes include ExxonMobil, HollyFrontier Corporation, The International Group Inc. and Sonneborn Refined Products.
Solvents. Our primary competitors in producing solvents include CITGO Petroleum Corporation, ExxonMobil Chemical, Phillips 66 and Royal Dutch Shell plc.
Packaged and Synthetic Specialty Products. Our primary competitors in retail and commercial packaged and synthetic specialty products include ExxonMobil (Mobil 1), Ashland, Inc. (Valvoline) and BP Lubricants, USA (Castrol). Our primary competitors in industrial packaged and synthetic specialty products include ExxonMobil Corporation, Royal Dutch Shell plc and Chevron.

Fuel Products and By-Products. Our primary competitors in producing fuel products in the local markets in which we operate include Delek US Holdings, Flint Hills Resources, Northern Tier Energy, Inc., ExxonMobil, Valero Energy Corporation, Phillips 66, Cenex, Alon USA and Marathon Petroleum Corporation.
Oilfield Services. Our primary competitors in servicing oilfields in the local markets in which we operate include Halliburton, Baker Hughes, Newpark Resources, Canadian Energy Services, National Oilwell Varco and Schlumberger.
Our ability to compete effectively depends on our responsiveness to customer needs and our ability to maintain competitive prices and product and service offerings. We believe that our flexibility and customer responsiveness differentiate us from many of our larger competitors. However, it is possible that new or existing competitors could enter the markets in which we operate, which could negatively affect our financial performance.
Governmental Regulation
From time to time, we are a party to certain claims and litigation incidental to our business, including claims made by various taxation and regulatory authorities, such as the EPA, various state environmental regulatory bodies, the Internal Revenue Service (“IRS”), various state and local departments of revenue and the federal Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of our business. In addition, we have property, business interruption, general liability and various other insurance policies that may result in certain losses or expenditures being reimbursed to us.
Environmental and Occupational Health and Safety Matters
Environmental
We operate crude oil and specialty hydrocarbon refining, blending and terminal operations, which are subject to stringent federal, state, regional and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to our operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which we may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from our operations. Certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed.
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
San Antonio Refinery
In connection with the San Antonio Acquisition, we agreed to indemnify NuStar from any environmental liabilities associated with the San Antonio refinery, except for any governmental penalties or fines that may result from NuStar’s actions or inactions during NuStar’s 20-month period of ownership of the San Antonio refinery. The indemnification is unlimited in duration and is not subject to any monetary deductibles or cap. Anadarko Petroleum Corporation (“Anadarko”) and Age Refining, Inc. (“Age Refining”), a third party that has since entered bankruptcy, are subject to a 1995 Agreed Order from the Texas Natural Resource Conservation Commission, now known as the Texas Commission on Environmental Quality (“TCEQ”), pursuant to which Anadarko and Age Refining are obligated to assess and remediate certain contamination at our San Antonio refinery that predates our acquisition of the facility. We do not expect this pre-existing contamination at the San Antonio refinery to have a material adverse effect on our financial position or results of operations.
Montana Refinery
In connection with the acquisition of the Montana refinery from Connacher Oil and Gas Limited (“Connacher”), we became a party to an existing 2002 Refinery Initiative Consent Decree (“Montana Consent Decree”) with the EPA and the

Montana Department of Environmental Quality (“MDEQ”). The material obligations imposed by the Montana Consent Decree have been completed. Periodic well monitoring and reporting of the results is the primary current obligation under the Montana Consent Decree. In September 2012, Montana Refining received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Montana refinery. We believe the majority of remedial costs related to such contamination at our Montana refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Montana refinery prior to its acquisition by Connacher under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Montana refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining, subject to timely notification, certain conditions and certain monetary baskets and cap, for environmental conditions arising under Holly’s ownership and operation of the Montana refinery and existing as of the date of sale to Connacher. During 2014, Holly provided us a notice challenging our position that Holly is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of the sale to Connacher which expenses totaled approximately $16.5 million as of December 31, 2014, of which $14.1 million was capitalized into the cost of our expansion project and $2.4 million was expensed. We continue to believe that Holly is responsible to indemnify us for these remediation expenses disputed by Holly, and we have invoked the dispute resolution procedure under the asset purchase agreement to resolve this issue. In the event we are unsuccessful, we will be responsible for those remediation expenses. We expect that we may incur some expenses to remediate other environmental conditions at the Montana refinery in connection with the current capacity expansion of the refinery; however, we believe at this time that these other costs we may incur will not be material to our financial position or results of operations.
Superior Refinery
In connection with the acquisition of our Superior refinery, we became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to our Superior refinery. Under the Superior Consent Decree, we must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR and therefore, we currently estimate costs of up to $1.0 million to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. We are currently assessing certain past actions at the refinery for compliance with the terms of the decree, which actions may be subject to stipulated penalties under the decree but, in any event, we do not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, we are pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in us incurring additional costs, which could be substantial. During 2014 and 2013, we incurred approximately $0.7 million and $1.9 million of costs, respectively, related to installing process equipment at the Superior refinery pursuant to the EPA fuel content regulations.
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
We are contractually indemnified by Murphy Oil Corporation (“Murphy Oil”) under an asset purchase agreement between us and Murphy Oil for specified environmental liabilities arising from the operation of the Superior refinery including: (i) certain obligations arising out of the Superior Consent Decree (including payment of a civil penalty required under the Superior Consent Decree), (ii) certain liabilities arising in connection with Murphy Oil’s transport of certain wastes and other materials to specified offsite real properties for disposal or recycling prior to the Superior Acquisition and (iii) certain liabilities for certain third party actions, suits or proceedings alleging exposure, prior to the Superior Acquisition, of an individual to wastes or other materials at the specified on-site real property, which wastes or other materials were spilled, released, emitted or otherwise discharged by Murphy Oil. We believe our contractual indemnity by Murphy Oil for such specified environmental liabilities is unlimited in duration and not subject to any monetary deductibles or cap. The amount of any damages payable by Murphy Oil pursuant to the contractual indemnities under the asset purchase agreement are net of any amount recoverable under an environmental insurance policy we obtained in connection with the Superior Acquisition, which named us and Murphy Oil as insureds and covers environmental conditions existing at the Superior refinery prior to the Superior Acquisition.
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, we entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering our Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the

“Global Settlement,” resolved alleged violations of the federal Clean Air Act and federal Clean Water Act regulations that arose prior to December 31, 2010. Among other things, we agreed to complete beneficial environmental programs and implement emissions reduction projects at our Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During 2014 and 2013, we incurred approximately $0.6 million and $4.9 million, respectively, of such expenditures and estimate additional expenditures of approximately $10.0 million to $12.0 million of capital expenditures and expenditures related to additional personnel and environmental studies over the next two years as a result of the implementation of these requirements. These capital investment requirements will be incorporated into our annual capital expenditures budget and we do not expect any additional capital expenditures as a result of the required audits or required operational changes included in the Global Settlement to have a material adverse effect on our financial results or operations. For additional information regarding the impact on our capital expenditures, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”
We are contractually indemnified by Shell Oil Company (“Shell”), as successor to Pennzoil-Quaker State Company and Atlas Processing Company, under an asset purchase agreement between us and Shell, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to our acquisition of the facility. We believe the contractual indemnity is unlimited in amount and duration, but required us to contribute $1.0 million of the first $5.0 million of indemnified costs for certain of the specified environmental liabilities.
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of December 31, 2014, the trust fund contained approximately $0.8 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the Bel-Ray Acquisition, we became a party to the Weston Agreement.
Weston has been addressing the environmental issues at the Bel-Ray facility over time, and the next phase will address the groundwater issues, which extend offsite.
Air Emissions
Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws. The federal Clean Air Act Amendments of 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the federal Clean Air Act, facilities that emit certain air pollutants face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, the petroleum refining sector has come under stringent new EPA regulations, imposing maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. In addition, air permits are required for our refining and terminal operations that result in the emission of regulated air contaminants. These permits incorporate stringent control technology requirements and are subject to extensive review and periodic renewal. We believe that we are in substantial compliance with the federal Clean Air Act and similar state and local laws but can provide no assurances that future compliance with existing or new laws or regulations will not have a material adverse effect on our business and results of operations. For example, in November 2014, the EPA published a proposed rulemaking that it expects to finalize by October 1, 2015, which rulemaking proposes to revise the National Ambient Air Quality Standard for ozone to between 65 to 70 parts per billion for both the 8-hour primary and secondary standards. Also, in June 2014, the EPA proposed a rule seeking to impose additional emission control requirements on storage tanks, flares and coking units at petroleum refineries. The proposal would also require monitoring of air concentration at the fenceline of refinery facilities to ensure proposed standards are being met. These proposed rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.
The federal Clean Air Act authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in December 1999, the EPA promulgated regulations limiting the sulfur content allowed in gasoline. These regulations required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those western U.S. states exhibiting lesser air quality problems. Similarly, the EPA promulgated regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra-low sulfur standard”). Our Shreveport, Superior, Montana and San Antonio refineries have implemented the sulfur standard with respect to produced gasoline and produced diesel meeting the ultra-low sulfur standard. In addition, we are required to meet the MSAT II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities. We have completed capital projects at our Shreveport and Superior refineries to comply with these fuel quality requirements.
The EPA has issued Renewable Fuel Standard (“RFS”) mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the U.S. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable transportation fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market.
Under RFS, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our Shreveport, Superior, Montana and San Antonio refineries are nominally subject to compliance with the RFS mandates. However, on October 7, 2014, the EPA granted both the Shreveport and San Antonio refineries a “small refinery exemption” under the RFS for the 2013 calendar year, as provided under the Clean Air Act. Under the 2013 exemptions granted by the EPA, both the Shreveport and San Antonio refineries are not subject to the requirements of RFS as an “obligated party” for fuels produced at these refineries between January 1, 2013 and December 31, 2013. As a result of the exemptions, our requirements to purchase RINs for 2013 compliance were reduced by approximately 39 million RINs. As result of the exemptions, we sold approximately 31 million RINs for a gain of approximately $18.2 million during the fourth quarter of 2014.
The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than the statutory mandates. While the EPA submitted a draft final rule for regulatory review by the federal Office of Management and Budget in August 2014, the agency subsequently published notice on December 9, 2014 that it would not finalize the proposed volume mandates for 2014 until sometime in 2015. Consequently, the EPA also announced in the December 9, 2014 notice that compliance reporting would not be required until a final 2014 standards rule is issued, which is expected to occur in 2015.
We are in the process of an assessment to determine which of our fuels refineries potentially could be eligible for economic hardship exemptions for the 2014 calendar year. While we received a small refinery exemption for the Shreveport and San Antonio refineries in 2013, there is no assurance that such an exemption will be obtained for either of these refineries for the 2014 year or in future years, which would result in the need for more RINs for the applicable calendar year. Our gross 2014 annual RINs obligation, which includes RINs that were required to be secured through either our own blending or through the purchase of RINs in the open market, was 87 million RINs for the 2014 calendar year.
On October 13, 2010, the EPA raised the maximum amount of ethanol content allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007, and on January 21, 2011, EPA extended the maximum allowable ethanol content of 15% to apply to cars and light trucks manufactured since 2001. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. EPA required that fuel and fuel additive manufacturers take certain steps before introducing gasoline containing 15% ethanol (“E15”) into the market, including developing and obtaining EPA approval of a plan to minimize the potential for E15 to be used in vehicles and engines not covered by the partial waiver. EPA has taken several recent actions to authorize the introduction of E15 into the market, including approving, on June 15, 2012, the first plan to minimize the potential for E15 to be used in vehicles and engines not covered by the partial waiver, followed by approving, on February 7, 2013, a new blender pump configuration for general use by retail stations that wish to dispense E15 and gasoline containing 10% ethanol (“E10”) from a common hose and nozzle. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable transportation fuels at all of our refineries, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our Shreveport, Superior, Montana and San Antonio refineries’ fuel products pool, potentially resulting in lower earnings and materially adversely affecting our ability to make payments on our debt obligations.
Climate Change
In response to findings by the EPA that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit program requiring reviews for GHG emissions from certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. Moreover, on December 23, 2010, the EPA entered a settlement agreement with environmental groups requiring the agency to propose by December 10, 2011 GHG New Source Performance Standards (“NSPS”) for refineries and to finalize these rules by November 15, 2012. To date, the EPA has not completed those rulemakings, and we do not know when they will be completed. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, on an annual basis. We monitor for GHG emissions at our facilities, where required, and believe we are in substantial compliance with the applicable GHG reporting requirements. These EPA policies and rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.
In addition, from time to time Congress has considered legislation to reduce emissions of GHG, and a number of the states have already taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHG or otherwise limits emissions of GHG from our equipment and operations could require us to incur costs to reduce emissions of GHG associated with our operations or could adversely affect demand for the refined petroleum products that we produce. For example, on January 14, 2015, the Obama Administration announced that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.
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
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on September 12, 2012, the EPA published final amendments to the NSPS for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. In a second example, in November 2014, the EPA published a proposed rulemaking that it expects to finalize by October 1, 2015, which rulemaking proposes to revise the National Ambient Air Quality Standard for ozone between 65 to 70 parts per billion for both the 8-hour primary and secondary standards.
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
Occupational Health and Safety
We are subject to various laws and regulations relating to occupational health and safety, including OSHA and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, contractors, state and local government authorities and customers. We maintain safety and training programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. We conduct periodic audits of Process Safety Management (“PSM”) systems at each of our locations subject to the PSM standard. Our compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.
We have completed studies to assess the adequacy of our PSM practices at our Shreveport refinery with respect to certain consensus codes and standards. During the years ended December 31, 2014 and 2013, we incurred approximately $1.1 million and $3.2 million, respectively, of related capital expenditures and expect to incur up to $1.6 million of capital expenditures during 2015 to address OSHA compliance issues identified in these studies. We expect these capital expenditures will enhance our equipment such that the equipment maintains compliance with applicable consensus codes and standards.
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
The operating results for the oilfield services segment follow seasonal changes in weather and significant weather events can temporarily affect the performance and delivery of our oilfield services and products. The severity and duration of the winter can have a significant impact on drilling activity. Additionally, customer spending patterns for other oilfield services and products can result in lower activity in the fourth quarter of the year.
Properties
We own and lease the principal properties which are listed below. The principal properties which we own, among others not listed below, are pledged as collateral under our Collateral Trust Agreement as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities.” We believe that all properties are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

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
In addition to the items listed above, we lease or own a number of storage tanks, railcars, warehouses, equipment, land, crude oil loading facilities and precious metals.
Intellectual Property
Our patents relating to our refining operations are not material to us as a whole. Our products consist of composition patents which are integral to the formulas of our products. We own, have registered or applied for registration of a variety of trade names, service marks and trademarks for us in our business. The trademarks, tradenames and design marks under which we conduct our branded business (including Royal Purple, Bel-Ray and Quantum) and other trademarks employed in the marketing of our products are integral to our marketing operations. We also license intellectual property rights from third parties. We are not aware of any facts as of the date of this filing which would negatively impact our continuing use of our trade names, service marks or trademarks.
Office Facilities
In addition to our principal properties discussed above, as of December 31, 2014, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana. The corporate headquarters lease is for 44,291 square feet of office space. The lease term expires in August 2024. See Note 6 “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.
While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of March 2, 2015, our general partner employs approximately 2,200 people who provide direct support to our operations. Of these employees, approximately 600 are covered by collective bargaining agreements.
Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility/ Refinery	Union	Expiration Date
Superior	International Union of Operating Engineers	June 30, 2017
Cotton Valley	International Union of Operating Engineers	March 31, 2016
Princeton	International Union of Operating Engineers	October 31, 2017
Dickinson	International Union of Operating Engineers	March 31, 2016
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2016
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2015
Karns City (1)	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	January 31, 2015
Montana (1)	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	January 31, 2015
(1) The Montana and Karns City facilities are currently on a rolling 24-hour contract. We are currently in negotiations with these facilities to reach a new collective bargaining agreement.
None of the employees at the San Antonio refinery, Calumet Packaging facility, Royal Purple facility, Bel-Ray facility, Anchor or SOS locations or at the Burnham, Rhinelander, Crookston, Duluth or Elmendorf terminals are covered by collective bargaining agreements. Our general partner considers its employee relations to be good, with no history of work stoppages.
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
We may not have sufficient available cash from operations each quarter to enable us to pay the minimum quarterly distribution. Under the terms of our partnership agreement, we must pay expenses, including payments to our general partner, and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which is primarily dependent upon our producing and selling quantities of fuel products, specialty products, or refined products, and oilfield services at margins that are high enough to cover our fixed and variable expenses. Crude oil costs, fuel and specialty products prices and, accordingly, the cash we generate from operations, will fluctuate from quarter to quarter based on, among other things:

•	overall demand for specialty hydrocarbon products, fuel and other refined products;

•	overall demand for oilfield products and services;

•	the level of foreign and domestic production of crude oil and refined products;

•	our ability to produce fuel products, specialty products and products used in oilfield services that meet our customers’ unique and precise specifications;

•	the marketing of alternative and competing products;

•	the extent of government regulation;

•	results of our hedging activities; and

•	overall economic and local market conditions.
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
A widely used benchmark in the fuel products industry to measure market values and margins is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the approximate gross margin resulting from refining crude oil, assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of heating oil. The Gulf Coast crack spread ranged from a high of $24.10 per barrel to a low of $3.46 per barrel during 2014 and averaged $17.13 per barrel during 2014 compared to an average of $21.57 in 2013 and $30.07 in 2012.
Our actual refining margins vary from the Gulf Coast crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast crack spread as an indicator of the volatility and general levels of refining margins.
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
We are exposed to fluctuations in the price of crude oil, fuel products, natural gas and interest rates. From time to time, we utilize derivative financial instruments related to the future price of crude oil, natural gas, fuel products and their relationship with each other with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices and spreads. Historically, we have utilized derivative instruments related to interest rates for future periods with the intent of reducing volatility in our cash flows due to fluctuations in interest rates. We are not able to enter into derivative financial instruments to reduce the volatility of the prices of the specialty products we sell as there is no established derivative market for such products.
The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities. The derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual crude oil prices, natural gas prices or fuel products prices that we incur or realize in our operations. For example, excluding our crude oil basis swaps, all of the crude oil derivatives in our hedge portfolio are based on the market price of New York Mercantile (“NYMEX”) WTI and the fuel products derivatives are all based on U.S. Gulf Coast market prices. In recent periods, the spread between NYMEX WTI and other crude oil indices (specifically Light Louisiana Sweet, Western Canadian Select and Brent, on which a portion of our crude oil purchases are priced) has changed period to period, which has reduced the effectiveness of certain crude oil hedges. Accordingly, our commodity price risk management policy may not protect us from significant and sustained increases in crude oil or natural gas prices or decreases in fuel products prices. Conversely, our policy may limit our ability to realize cash flows from crude oil and natural gas price decreases.
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
Our revolving credit facility also contains a springing financial covenant which provides that, if availability under the revolving credit facility falls below the greater of (a) 12.5% of the Borrowing Base (as defined in the revolving credit agreement) then in effect and (b) $45.0 million, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit agreement) of at least 1.0 to 1.0.
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
We had approximately $1,719.4 million of outstanding indebtedness as of December 31, 2014 and availability for borrowings of $310.8 million under our senior secured revolving credit facility. We continue to have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $1.0 billion at any time outstanding, subject to borrowing base limitations, under our revolving credit facility. Our level of indebtedness could have important consequences to us, including the following:

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
We rely on borrowings and letters of credit under our revolving credit agreement to purchase crude oil or other feedstocks for our facilities, lease certain precious metals for use in our refinery operations and enter into derivative instruments of crude oil and natural gas purchases and fuel products sales. From time to time, we also rely on our ability to issue letters of credit to enter into certain hedging arrangements in an effort to reduce our exposure to adverse fluctuations in the prices of crude oil, natural gas and crack spreads. The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our capital requirements. If, under certain circumstances, our available capacity under our revolving credit facility falls below certain threshold amounts, or a default or event of default exists, then our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations under our revolving credit facility. In addition, decreases in the price of crude oil or increases in crack spreads may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our derivative instruments. If, due to our financial condition or other reasons, the borrowing base under our revolving credit facility decreases, we are limited in our ability to issue letters of credit or we are required to post substantial amounts of cash collateral to our hedging counterparties, our liquidity, financial condition and our ability to distribute cash to our unitholders could be materially and adversely affected. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information.
We depend on certain key crude oil and other feedstock suppliers for a significant portion of our supply of crude oil and other feedstocks, and the loss of any of these key suppliers or a material decrease in the supply of crude oil and other feedstocks generally available to our facilities could materially reduce our ability to make distributions to unitholders.
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers primarily in Texas, north Louisiana, North Dakota and Canada. In 2014, subsidiaries of Plains supplied us with approximately 29.9% of our total crude oil supplies under term contracts and month-to-month evergreen crude oil supply contracts. In 2014, BP supplied us with approximately 16.0% of our total crude oil supplies under the BP Purchase Agreement. Each of our facilities is dependent on one or more of these suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil. We do not maintain long-term contracts with most of our suppliers. For example, our contracts with Plains are currently month-to-month and terminable upon 90 days’ notice and our contract with BP automatically renewed in April 2014 for a one year term and will continue to automatically renew for successive one-year terms unless terminated by either party upon 90 days’ notice.
We purchase all of our crude oil supply directly from third-party suppliers, generally under month-to-month evergreen supply contracts and on the spot market. Evergreen contracts are generally terminable upon 30 days’ notice and purchases on the spot market may expose us to changes in commodity prices. For additional discussion regarding our crude oil and feedstock supply, please read Items 1 and 2 “Business and Properties — Our Crude Oil and Feedstock Supply.”
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
Trends in crude oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our oilfield services and products, which could adversely affect the amount of cash we will have available for distribution to our unitholders and for payments of our debt obligations.
Demand for our oilfield services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, crude oil and natural gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.
Prices for crude oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of other economic factors that are beyond our control. Any prolonged reduction in crude oil and natural gas prices will depress the immediate levels of exploration, development and production activity which could adversely affect the amount of cash we will have available for distribution to our unitholders and for payments of our debt obligations. Even the perception of longer-term lower crude oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of crude oil and natural gas include:

•	the level of supply and demand for crude oil and natural gas, especially demand for natural gas in the U.S.;

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	weather conditions and natural disasters;

•	worldwide political, military, and economic conditions;

•	the level of crude oil production by non-Organization of the Petroleum Exporting Countries (“OPEC”) countries and the available excess production capacity within OPEC;

•	crude oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering crude oil and natural gas; and

•	potential acceleration of the development of alternative fuels.
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
For example, daily prices for natural gas as reported on the NYMEX ranged between $6.15 and $2.89 per million British thermal unit (“MMBtu”), in 2014 and between $4.46 and $3.11 per MMBtu in 2013. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 15.3% and 15.6% of our total operating expenses included in cost of sales for the years ended December 31, 2014 and 2013, respectively. If our natural gas costs rise, it will adversely affect the amount of cash available for distribution to our unitholders.
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
We may incur significant environmental costs and liabilities in the operation of our refineries, terminals and related facilities.
The operation of our refineries, blending and packaging sites, terminals, and related facilities subject us to the risk of incurring significant environmental costs and liabilities due to our handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to our operations, and as a result of historical operations and waste disposal practices at our facilities, some of which may have been conducted by prior owners or operators. We currently own or operate properties that for many years have been used for industrial activities, including refining and blending operations or terminal storage operations, sometimes by third parties over whom we had no control with respect to their operations or waste disposal activities. Petroleum hydrocarbons or wastes have been released on, under or from the properties owned or operated by us. For example, we are investigating and remediating, in some cases pursuant to government order, soil and groundwater contamination at our Montana refinery arising from a predecessor operators’ handling of petroleum hydrocarbons and wastes. While we believe our costs in pursuing these investigatory and remedial activities are subject to reimbursement under a contractual indemnification we received from our predecessor operator in the share purchase agreement transferring ownership of this refinery, this predecessor operator is currently disputing responsibility for reimbursement of certain of these remedial costs being incurred at our Montana refinery, which dispute likely will result in contractual-mandated mediation between the parties pursuant to the share purchase agreement. Joint and several, strict liability may be incurred in connection with releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities. Neither the owners of our general partner nor their affiliates have indemnified us for any environmental liabilities, including those arising from non-compliance or pollution that may be discovered at, or arise from operations on, the assets they contributed to us in connection with the closing of our initial public offering. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition, and results of operations.
We are subject to compliance with stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our refining, blending and packaging site, terminal and related facility operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose numerous obligations that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to otherwise limit or prevent releases of pollutants from our refineries, blending and packaging sites, terminals, and related facilities, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and to provide this information to employees, state and local government authorities, and local residents and the incurrence of significant costs and liabilities for pollution resulting from our operations or from those of prior owners or operators of our facilities. Numerous federal governmental authorities, such as the EPA and OSHA as well as state agencies, such as the LDEQ, TCEQ, MDEQ and the WDNR have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or preventing some or all of our operations.
On occasion, we receive notices of violation, other enforcement proceedings and regulatory inquiries from governmental agencies alleging non-compliance with applicable environmental and occupational health and safety laws and regulations. For example, we have pending proceedings with the LDEQ involving a series of alleged unauthorized emissions of pollutants from equipment at the Shreveport refinery, as described in a draft “Consolidated Compliance Order and Notice of Potential Penalty” issued on or around April 13, 2013 for which a penalty of more than $0.1 million may result. In a further example, we have a pending proceeding with the EPA involving alleged unauthorized emissions of pollutants from flares at the Superior Refinery, as described in a “Notice of Violation” issued by the EPA on or around June 29, 2012 which included a proposed penalty amount of $0.1 million.
New worker safety and environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase. For example, in September 2012, the EPA issued final amendments to the NSPS for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. In another example, on March 3, 2014, the EPA announced its final Tier 3 fuel standards that require, among other things, a lower allowable sulfur level in gasoline to no more than 10 parts per million by January 1, 2017. In two other examples, in November 2014, the EPA published a proposed rulemaking that it expects to finalize by October 1, 2015, which rulemaking proposes to revise the National Ambient Air Quality Standard for ozone between 65 to 70 parts per billion for both the 8-hour primary and secondary standards, and in January 2015, the Obama Administration announced that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025. One or more of these regulatory initiatives could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business, cash flows and results of operation. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for additional information regarding our communications with the LDEQ and EPA.

Renewable transportation fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition, and our ability to make distributions to our unitholders.
The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the U.S. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable transportation fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market.
Under RFS, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our Shreveport, Superior, Montana and San Antonio refineries are nominally subject to compliance with the RFS mandates. However, on October 7, 2014, the EPA granted both our Shreveport and San Antonio refineries a “small refinery exemption” under the RFS for the 2013 calendar year, as provided under the Clean Air Act. Under the 2013 exemptions granted by the EPA, both our Shreveport and San Antonio refineries are not subject to the requirements of RFS as an “obligated party” for fuels produced at these refineries between January 1, 2013 and December 31, 2013. As a result of the exemptions, our requirements to purchase RINs for 2013 compliance were reduced by approximately 39 million RINs. As result of the exemptions, we sold approximately 31 million RINs during the fourth quarter 2014, generating cash of approximately $14.5 million and resulting in an $18.2 million gain.
The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than the statutory mandates. While the EPA submitted a draft final rule for regulatory review by the federal Office of Management and Budget in August 2014, the agency subsequently published notice on December 9, 2014 that it would not finalize the proposed volume mandates for 2014 until sometime in 2015. Consequently, the EPA also announced in the December 9, 2014 notice that compliance reporting would not be required until a final 2014 standards rule is issued, which is expected to occur in 2015.
We are in the process of an assessment to determine which of our fuels refineries potentially could be eligible for economic hardship exemptions for the 2014 calendar year. While we received a small refinery exemption for the Shreveport and San Antonio refineries in 2013, there is no assurance that such an exemption will be obtained for either of these refineries for the 2014 year or in future years, which would result in the need for more RINs for the applicable calendar year. Our gross 2014 annual RINs obligation, which includes RINs that were required to be secured through either our own blending or through the purchase of RINs in the open market, was 87 million RINs for the 2014 calendar year.
Existing laws, regulations or regulatory initiatives could change and, notwithstanding that the EPA’s proposed volume mandates for 2014 may be relatively lower than that applied in 2013, the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels could increase. Because we do not produce renewable transportation fuels at all of our refineries, increasing the volume of renewable fuels that must be blended into our produces displaces an increase volume of our Shreveport, Superior, Montana and San Antonio refineries’ fuel products pool, potentially resulting in lower earnings and materially adversely affecting our ability to make distributions to our unitholders. Moreover, despite a recent decline in RINs prices from levels during mid-2013, we cannot currently predict the future prices of RINs and, thus, the expenses related to acquiring RINs in the future could increase relative to the cost in prior years. The inability to receive an exemption from RFS for one or more of our refineries, any increase in the final minimum volumes renewable fuels that must be blended with refined petroleum fuels, and/or any increase in the cost to acquire RINs has the potential to result in significant costs in connection with RIN compliance in 2014, which costs could be material. Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements.
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
Historically we have grown our business in part through the reconfiguration and enhancement of our existing refinery assets. For example, we completed an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility in May 2008. In addition, during 2013 we commenced an expansion project at our Montana refinery to increase throughput capacity from 10,000 bpd to 25,000 bpd. These expansion projects and the construction of other additions or modifications to our existing refineries have and will continue to involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. Our forecasted internal rates of return on such projects are also based on our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, available alternative supply and customer demand. For example, the total cost of the Shreveport refinery expansion project completed in 2008 was approximately $375.0 million and was significantly over budget due primarily to increased construction labor costs. Future reconfiguration and enhancement projects may not be completed at the budgeted cost, on schedule, or at all due to the risks described above which could significantly affect our cash flows and financial condition.
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
Substantially all of our operating personnel at our Shreveport, Superior, Montana, Princeton, Cotton Valley, Karns City, Dickinson and Missouri facilities are employed under collective bargaining agreements, two of which expired in January 2015 and are now on a rolling 24-hour extension and one of which expires in April 2015. If we are unable to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.
Because of the volatility of crude oil and refined products prices, our method of valuing our inventory may result in decreases in net income.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In a period of decreasing crude oil or refined product prices, our inventory valuation methodology may result in decreases in net income. For example, due to the significant decrease in crude oil prices in the fourth quarter 2014 we recorded a $74.1 million LCM adjustment.
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
Climate change legislation or regulations restricting emissions of GHG could result in increased operating costs and a decreased demand for our refined products.
The EPA has adopted rules requiring the reporting of carbon dioxide, methane and other GHGs from specified large GHG emissions sources in the U.S., including refineries, on an annual basis. Operators of covered sources in the U.S. must annually monitor and report these GHG emissions to EPA and certain state agencies. Our refineries and certain of our other facilities are subject to the federal GHG reporting requirements because of combustion GHG emissions and potential fugitive emissions that exceed reporting thresholds and our compliance with this reporting program has increased our operating costs.
In addition, the EPA has determined that emissions of GHG present a danger to public health and the environment and, based on these findings, has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Title V and PSD permitting requirements for certain large stationary sources of GHG that apply to certain of our facilities, including our refineries, which are potential major sources of GHG emissions. We may be required to install “best available control technology” to limit emissions of GHG from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHG. PSD permits with GHG emissions limitations have generally required efficient combustion requirements on sources that burn large volumes of fossil fuels rather than post-combustion GHG capture requirements. Also, as part of a settlement in December 2010 with certain environmental groups derived out of legal challenges seeking judicial review of an EPA final rule on standards of performance for petroleum refineries, the EPA agreed to propose new source performance standards for GHG emissions from petroleum refineries by December 10, 2011 and to finalize these rules by November 15, 2012. While no such standards have been proposed by the EPA to date, we expect the agency to continue to pursue this rulemaking. Depending on the nature of the requirements imposed by the EPA as part of this rulemaking, we could encounter increased operating costs and capital expenditures that could be significant.
While the U.S. Congress has from time to time considered legislation to reduce emissions of GHG, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. If the U.S. Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on our operations and reduce demand for refined products. The ultimate impact of any carbon tax on our operations would further depend upon whether a carbon tax supplanted the other federal GHG regulations to which we are currently subject or is administered as an additional program.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our products, results of operations and cash flows. For example, on January 14, 2015, the Obama Administration announced that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets and operations.
A proposed rule imposing more stringent standards relating to the use of upgraded emissions controls, observance of performance requirements and fenceline monitoring could cause us to incur increased capital expenditures and operating costs, which could be significant.
On June 30, 2014, the EPA published a proposed rule that would further control air emissions from refineries. In particular, this rulemaking proposes amendments to two refinery standards already in effect: the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) from Petroleum Refineries and the NESHAP for Petroleum Refineries: Catalytic

Cracking Units, Catalytic Reforming Units, and Sulfur Recovery Units. In addition, the proposed rule would amend emission requirements under a third refinery standard already in effect, the Petroleum Refinery New Source Performance Standard. Collectively, the amendments recommended in the proposed rule would, among other things, require monitoring of air concentrations of benzene around the fenceline perimeter of refineries to assure that emissions are controlled, and these results would be available to the public. The proposal would also require upgraded emission controls for storage tanks including controls for smaller tanks; performance requirements for flares to ensure that waste gases are properly destroyed; and emissions standards for delayed coking units which are currently a significant unregulated source of toxic air emissions at refineries. The rule received a 60-day extension for public content, to October 28, 2014, and the agency is currently evaluating comments received. If adopted, the rule could increase our compliance costs, which could be significant.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Act. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. The position limits rule was vacated by the U.S. District Court for the District of Colombia in September 2012. In November 2013, the CFTC proposed new rules relating to position limits that would replace the vacated rule. As these new position limit rules are not yet final, their impact on us is uncertain at this time. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant.” Some regulations, however, remain to be finalized and it is not possible at this time to predict when this will be accomplished and when the compliance date for those regulations will commence. Although we believe that we qualify for the end-user exceptions to the mandatory clearing and uncleared swap margin requirements with respect to those swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. The Act and any new regulations could significantly increase the cost of derivative instruments, materially alter the terms of derivative instruments, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivatives contracts. An increase in the cost of derivatives contracts would affect our results of operations and cash available for distribution to our unitholders and payments of our debt obligations. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and make distributions to our unitholders and payments of our debt obligations. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations, the impact of which is not clear at this time.
We depend on key personnel for the success of our business and the loss of those persons could adversely affect our business and our ability to make distributions to our unitholders.
The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. In addition to the employment agreement in place with respect to Mr. Grube, on May 7, 2014, we entered into employment agreements with Jennifer G. Straumins, Executive Vice President, Strategy and Development; R. Patrick Murray, II, Executive Vice President, Chief Financial Officer and Secretary; and Timothy R. Barnhart, Executive Vice President of Operations. We do not maintain any key-man life insurance.

An increase in interest rates will cause our debt service obligations to increase.
Borrowings under our revolving credit facility bear interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of December 31, 2014, there were outstanding borrowings under our revolving credit facility of $150.8 million and $114.3 million in standby letters of credit were issued under our revolving credit facility. The interest rate is subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
A change of control could result in us facing substantial repayment obligations under our revolving credit agreement, our senior notes and our Collateral Trust Agreement.
Certain events relating to a change of control of our general partner, our partnership and our operating subsidiaries would constitute an event of default under our revolving credit agreement, the indentures governing our senior notes and our Collateral Trust Agreement. In addition, an event of default under our revolving credit agreement would likely constitute an event of default under our master derivatives contracts and the BP Purchase Agreement. As a result, upon a change of control event, we may be required immediately to repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility and the senior notes and the outstanding payment obligations under our master derivatives contracts and the BP Purchase Agreement. The source of funds for these repayments would be our available cash or cash generated from other sources and there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness and other payment obligations in full. In addition, our obligations under our revolving credit facility are secured by a first priority lien on our cash, accounts receivable, inventory and certain related assets and our obligations under our master derivatives contracts and the BP Purchase Agreement are secured by a first priority lien on our real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements). If we are unable to repay our indebtedness under the revolving credit facility, the payment obligations under our master derivative contracts or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the derivative counterparties under our master derivative contracts and BP would have the right to foreclose on those assets, which would have a material adverse effect on us. There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement, the indentures governing our senior notes or our Collateral Trust Agreement.
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
Risks Inherent in an Investment in Us
At March 2, 2015, the families of our chairman, chief executive officer and vice chairman, The Heritage Group and certain of their affiliates own an approximate 25.3% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
At March 2, 2015, the families of our chairman, chief executive officer and vice chairman, the Heritage Group, and certain of their affiliates own an approximate 25.3% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and chief executive officer and vice chairman own our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At March 2, 2015, the owners of our general partner and certain of their affiliates own approximately 25.3% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At March 2, 2015, our general partner and its affiliates own approximately 25.3% of our common units.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS was to treat us as a corporation for federal income tax purposes, or if we become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and private letter rulings we have received with respect to certain aspects of our business, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to a material amount of entity-level taxation for federal, state or local income tax purposes, the anticipated quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, the IRS has been considering changes to its private letter ruling policy concerning which activities give rise to qualifying income within the meaning of section 7704 of the Code. The implementation of changes to this policy could include the modification or revocation of existing rulings, including ours. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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
Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective tax rate applicable to non-U.S. persons, and each non-U.S. person will be required to file a U.S. federal tax return and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.
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
We have subsidiaries that are treated as a corporation for federal income tax purposes and subject to corporate-level income taxes.
Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, some of our operations are currently conducted through subsidiaries that are organized as a corporation for U.S. federal income tax purposes. The taxable income, if any, of such subsidiaries are subject to corporate-level U.S. federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced. The income tax return filings positions taken by these corporate subsidiaries require significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by these subsidiaries is fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.
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
We have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
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
In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. We own assets and conduct business in 47 states. Our unitholders may be required to file foreign, state and local income tax returns and pay state and local income taxes in any state in which we now or may conduct business in the future. Further, they may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of our unitholders to file all U.S. federal, foreign, state and local tax returns.

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

	Low	High	Cash Distribution per Unit (1)
2013:
First quarter	$31.05	$40.25	$0.68
Second quarter	$31.60	$38.10	$0.685
Third quarter	$26.67	$36.91	$0.685
Fourth quarter	$24.84	$31.83	$0.685
2014:
First quarter	$24.23	$30.60	$0.685
Second quarter	$25.74	$32.81	$0.685
Third quarter	$26.60	$33.30	$0.685
Fourth quarter	$18.66	$29.70	$0.685

(1)
We also paid cash distributions to our general partner with respect to its 2% general partner interest and, to the extent distributions exceeded $0.495 per unit, its incentive distribution rights, as described below in “Cash Distribution Policy — General Partner Interest and Incentive Distribution Rights.”

As of March 2, 2015, there were approximately 39 unitholders of record of our common units. The actual number of unitholders is greater than the number of holders of record. As of March 2, 2015, there were 69,760,218 common units outstanding. The last reported sale price of our common units by NASDAQ on February 27, 2015 was $27.84.
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

Intent to Distribute the Minimum Quarterly Distribution.    We distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 in aggregate per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our debt instruments, including our revolving credit agreement and the indentures governing our 2020 Notes, 2021 Notes and 2022 Notes. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our debt instruments that restrict our ability to make distributions. On February 13, 2015, we paid a quarterly cash distribution of $0.685 per unit on all outstanding units totaling approximately $52.7 million for the quarter ended December 31, 2014 to all unitholders of record as of the close of business on February 3, 2015.
General Partner Interest and Incentive Distribution Rights.    Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 1,417,392 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned incentive distribution rights of approximately $15.4 million and $14.7 million during the years ended December 31, 2014 and 2013, respectively.
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
The following table shows selected historical consolidated financial and operating data of the Company. The selected historical consolidated financial data as of and after December 31, 2014, 2013, 2012 and 2011 includes the operations acquired as part of the acquisitions of Superior, Missouri, Calumet Packaging, Royal Purple, Montana, San Antonio, Bel-Ray, United Petroleum, Anchor and SOS from their respective dates of acquisition, September 30, 2011, January 3, 2012, January 6, 2012, July 3, 2012, October 1, 2012, January 2, 2013, December 10, 2013, February 28, 2014, March 31, 2014 and August 1, 2014.
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
We derived the information in the following table from, and the information should be read together with, and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in Item 8 “Financial Statements and Supplementary Data” except for operating data, such as sales volume, feedstock runs and facility production. The following table also should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Summary of Operations Data:
Sales	$5,791.1	$5,421.4	$4,657.3	$3,134.9	$2,190.8
Cost of sales	5,261.4	5,011.4	4,144.1	2,860.8	1,992.1
Gross profit	529.7	410.0	513.2	274.1	198.7
Operating costs and expenses:
Selling	149.6	62.6	41.6	12.2	8.4
General and administrative	98.3	82.1	60.9	38.6	26.8
Transportation	171.4	142.7	107.9	94.2	85.5
Taxes other than income taxes	13.4	14.2	9.1	5.7	4.6
Asset impairment	36.0	10.5	1.6	—	—
Insurance recoveries	—	—	—	(8.7)	—
Other	14.2	6.3	6.2	6.8	1.9
Operating income	46.8	91.6	285.9	125.3	71.5
Other income (expense):
Interest expense	(110.8)	(96.8)	(85.6)	(48.7)	(30.5)
Debt extinguishment costs	(89.9)	(14.6)	—	(15.1)	—
Realized gain (loss) on derivative instruments	43.8	(4.7)	9.5	(7.9)	(7.7)
Unrealized gain (loss) on derivative instruments	(0.6)	25.7	(3.8)	(10.4)	(15.8)
Other	(2.3)	2.7	0.5	0.8	(0.2)
Total other expense	(159.8)	(87.7)	(79.4)	(81.3)	(54.2)
Net income (loss) before income taxes	(113.0)	3.9	206.5	44.0	17.3
Income tax expense (benefit)	(0.8)	0.4	0.8	1.0	0.6
Net income (loss)	$(112.2)	$3.5	$205.7	$43.0	$16.7

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except unit, per unit and operating data)
Weighted average limited partner units outstanding:
Basic	69,671,827	67,938,784	55,559,183	42,598,876	35,334,720
Diluted	69,671,827	67,938,784	55,676,741	42,644,086	35,351,020
Limited partners’ interest basic net income (loss) per unit	$(1.80)	$(0.17)	$3.51	$0.98	$0.46
Limited partners’ interest diluted net income (loss) per unit	$(1.80)	$(0.17)	$3.50	$0.98	$0.46
Cash distributions declared per limited partner unit	$2.74	$2.70	$2.30	$1.94	$1.83
Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,464.4	$1,160.4	$986.9	$842.1	$612.4
Total assets	$3,119.8	$2,688.1	$2,253.0	$1,732.1	$1,016.7
Accounts payable	$419.9	$355.8	$332.6	$302.8	$171.6
Long-term debt	$1,713.5	$1,110.8	$863.5	$587.1	$369.3
Total partners’ capital	$810.2	$1,062.8	$889.8	$728.9	$398.3
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$226.8	$39.1	$380.1	$63.8	$134.1
Investing activities	$(658.8)	$(370.3)	$(624.2)	$(460.4)	$(34.7)
Financing activities	$319.4	$420.1	$276.2	$396.7	$(99.4)
Other Financial Data:
EBITDA	$226.3	$233.1	$383.7	$170.9	$108.1
Adjusted EBITDA	$305.9	$241.5	$404.6	$211.0	$138.5
Distributable Cash Flow	$142.9	$18.5	$281.1	$127.2	$76.2
Operating Data (bpd): (1)
Total sales volume (2)	122,852	116,477	97,789	66,134	55,668
Total feedstock runs (3)	117,427	110,237	97,600	69,295	55,957
Total facility production (4)	114,146	106,592	96,172	70,909	57,314

(1)	Operating data excludes operations of the oilfield services segment.

(2)
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

(3)	Total feedstock runs represent the bpd of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.

(4)
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
The definitions of Adjusted EBITDA and Distributable Cash Flow that are presented in this Annual Report have been updated to reflect the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2020 Notes, 2021 Notes and 2022 Notes (as defined in this Annual Report). We are required to report Consolidated Cash Flow to the holders of our 2020 Notes, 2021 Notes and 2022 Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Adjusted EBITDA and Distributable Cash Flow that are presented in this Annual Report for prior periods have been updated to reflect the use of the new calculations. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss) (1)	$(112.2)	$3.5	$205.7	$43.0	$16.7
Add:
Interest expense	110.8	96.8	85.6	48.7	30.5
Debt extinguishment costs	89.9	14.6	—	15.1	—
Depreciation and amortization	138.6	117.8	91.6	63.1	60.3
Income tax expense (benefit)	(0.8)	0.4	0.8	1.0	0.6
EBITDA	$226.3	$233.1	$383.7	$170.9	$108.1
Add:
Unrealized (gain) loss on derivatives	$0.6	$(25.7)	$3.8	$10.4	$15.8
Realized gain (loss) on derivatives, not included in net income (loss) (2)	6.6	(1.8)	(5.0)	10.9	3.1
Amortization of turnaround costs	24.5	15.9	13.4	11.4	10.0
Asset impairment	36.0	10.5	1.6	—	—
Non-cash equity based compensation and other items	11.9	9.5	7.1	7.4	1.5
Adjusted EBITDA	$305.9	$241.5	$404.6	$211.0	$138.5
Less:
Replacement and environmental capital expenditures (3)	31.8	64.2	28.3	23.7	24.4
Cash interest expense (4)	104.4	89.8	79.5	45.0	26.6
Turnaround costs	27.6	68.6	14.9	14.1	10.7
Income tax expense (benefit)	(0.8)	0.4	0.8	1.0	0.6
Distributable Cash Flow	$142.9	$18.5	$281.1	$127.2	$76.2

(1)	Includes a $74.1 million lower of cost or market (“LCM”) inventory adjustment and an $18.2 million gain related to the sale of RINs in 2014.

(2)	Includes a $12.4 million gain related to the early settlement of certain derivative instruments and $5.8 million of non-cash derivative gains included in net loss in 2014.

(3)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(4)	Represents consolidated interest expense less non-cash interest expense.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities:
Distributable Cash Flow	$142.9	$18.5	$281.1	$127.2	$76.2
Add:
Replacement and environmental capital expenditures (1)	31.8	64.2	28.3	23.7	24.4
Cash interest expense (2)	104.4	89.8	79.5	45.0	26.6
Turnaround costs	27.6	68.6	14.9	14.1	10.7
Income tax expense (benefit)	(0.8)	0.4	0.8	1.0	0.6
Adjusted EBITDA	$305.9	$241.5	$404.6	$211.0	$138.5
Less:
Unrealized (gain) loss on derivatives	$0.6	$(25.7)	$3.8	$10.4	$15.8
Realized gain (loss) on derivatives, not included in net income (loss) (3)	6.6	(1.8)	(5.0)	10.9	3.1
Amortization of turnaround costs	24.5	15.9	13.4	11.4	10.0
Asset impairment	36.0	10.5	1.6	—	—
Non-cash equity based compensation and other items	11.9	9.5	7.1	7.4	1.5
EBITDA	$226.3	$233.1	$383.7	$170.9	$108.1
Add:
Unrealized (gain) loss on derivatives	0.6	(25.7)	3.8	10.4	15.8
Cash interest expense (2)	(104.4)	(89.8)	(79.5)	(45.0)	(26.6)
Asset impairment	36.0	10.5	1.6	—	—
Lower of cost or market inventory adjustment	74.1	(2.1)	6.1	1.9	0.1
Non-cash equity based compensation	6.5	4.8	6.5	4.9	1.5
Deferred income tax benefit	(1.2)	—	—	—	—
Amortization of turnaround costs	24.5	15.9	13.4	11.4	10.0
Income tax (expense) benefit	0.8	(0.4)	(0.8)	(1.0)	(0.6)
Provision for doubtful accounts	0.5	0.1	—	0.4	0.1
Debt extinguishment costs	(70.9)	(11.2)	—	(0.7)	—
Changes in assets and liabilities:
Accounts receivable	(0.4)	(32.3)	34.6	(54.5)	(35.3)
Inventories	43.9	16.4	11.8	(168.9)	(10.0)
Other current assets	3.9	6.8	15.8	(0.4)	4.7
Turnaround costs	(27.6)	(68.6)	(14.9)	(14.1)	(10.7)
Derivative activity	6.7	(1.8)	(5.0)	11.7	3.0
Other noncurrent assets	—	(0.1)	(4.0)	(0.4)	(2.0)
Accounts payable	(13.1)	6.8	11.1	131.3	64.6
Accrued interest payable	15.1	(1.0)	13.0	7.4	0.1
Accrued income taxes payable	—	(27.6)	(16.1)	0.4	—
Other current liabilities	(2.1)	2.7	4.6	(2.5)	11.4
Other, including changes in non-current liabilities	7.6	2.6	(5.6)	0.6	(0.1)
Net cash provided by operating activities	$226.8	$39.1	$380.1	$63.8	$134.1

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)	Includes a $12.4 million gain related to the early settlement of certain derivative instruments and $5.8 million of non-cash derivative gains included in net loss in 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of the Company. The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2014, the Company realigned its reportable segments for financial reporting purposes as a result of the Anchor and SOS Acquisitions in 2014 resulting in a new segment, oilfield services. This reporting change did not impact segment reporting for 2012 or 2013 or the Company’s consolidated results for any year. For the years ended December 31, 2013 and 2014, the Company realigned its reportable segments for financial reporting purposes as a result of the significant growth in the Company. The change primarily represented reporting asphalt produced at the Shreveport, Superior and Montana refineries in the fuel products segment. Prior to this change, asphalt was reported as part of the specialty products segment. While this reporting change did not impact the Company’s consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes of the Company included elsewhere in this Annual Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana and own specialty and fuel products facilities primarily located in northwest Louisiana, northwest Wisconsin, northern Montana, western Pennsylvania, Texas, New Jersey, eastern Missouri and North Dakota. We own and lease oilfield services locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. We own and lease additional facilities, primarily related to production and distribution of specialty, fuel and oilfield services products, throughout the United States (“U.S.”). Our business is organized into three segments: specialty products, fuel products and oilfield services. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, TruFuel and Quantum brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and heavy fuel oils, as well as reselling purchased crude oil to third party customers. Our oilfield services segment manufactures and markets products and provides oilfield services including drilling fluids, completion fluids, production chemicals and solids control services to the oil and gas exploration industry throughout the U.S.
2014 Update
Financial Results
During 2014, each of our key performance metrics, including Adjusted EBITDA (as defined in “Non-GAAP Financial Measures”) and Distributable Cash Flow (“DCF”) (as defined in “Non-GAAP Financial Measures”), increased significantly when compared to 2013, driven mainly by improved plant reliability, attractive fuels refining economics and stable to growing margins within our specialty products segment.
Adjusted EBITDA was $305.9 million in 2014, an increase of 26.7% from 2013. Distributable Cash Flow increased from $18.5 million in 2013 to $142.9 million in 2014, due to a combination of increased Adjusted EBITDA and a marked decline in turnaround capital spending. During 2014, our specialty products segment represented 72.2% of total Adjusted EBITDA, our fuel products segment represented 16.3% of Adjusted EBITDA and our oilfield services segment represented 11.5% of Adjusted EBITDA. We seek to weight our company-wide Adjusted EBITDA toward high margin, stable volume specialty products, given our goal of stable quarterly distributions. In 2014, Adjusted EBITDA generated from our specialty products and fuel products segments increased by 13.5% and 6.4%, respectively, when compared to the prior year.
Our full-year Adjusted EBITDA results included a lower of cost or market (“LCM”) inventory adjustment of $92.1 million; $44.8 million of early settlements of second quarter 2015 through calendar year 2016 fixed priced crack spread derivative instruments; $31.8 million of losses related to liquidation of last-in, first-out (“LIFO”) inventory layers and an $18.2 million gain on RINs sales related to small refinery hardship exemptions granted by the EPA at our San Antonio and Shreveport refineries for the full year 2013.
Our specialty products segment generated a gross profit per barrel of $41.07 in 2014, versus $33.47 in the prior year, due primarily to the decreased cost of feedstocks, higher sales price per barrel and incremental gross profit generated from the Bel-Ray and United Petroleum Acquisitions, partially offset by decreased sales volume. Given the inherently high barriers to entry evident in many of the specialty formulations we produce, the specialty products segment enjoyed significant expansion in per barrel margins exiting 2014, following a significant decline in the cost of crude oil per barrel during the fourth quarter.

Our fuel products segment generated a gross profit per barrel of $0.96 in 2014, versus $2.67 in the prior year primarily due to a year-over-year decline in benchmark refined product margins as a result of a narrowing in the discount between West Texas Intermediate (“WTI”) and select crude oil feedstocks processed at our fuels refineries, partially offset by improved refining system reliability.
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
In 2014, the Gulf Coast crack spread averaged more than $17 per barrel, or approximately 21% less than in 2013. The benchmark gasoline and diesel margins both declined on a year over year basis during 2014, although the diesel crack spread remained elevated as compared to long-term historical levels. The market ULSD crack spread averaged $21 per barrel during 2014, compared to $27 per barrel in the prior year period. The market gasoline crack spread averaged $13 per barrel during 2014, compared to approximately $27 in the prior year.
We refer to our fuel products segment gross profit per barrel divided by the Gulf Coast crack spread as the “capture rate.” The capture rate is a means of measuring refinery system gross profit per barrel against the benchmark crack spread. In 2014, our capture rate was approximately 6%, versus approximately 12% in 2013. There are several factors that impact our refined product margin when compared to the benchmark crack spread. For example, several of our fuel products refineries produce asphalt and other residual products that may carry an average sales price below our feedstock costs. Alternatively, many of our fuel products refineries purchase select quantities of crude oil at a discount to NYMEX WTI, which helps support a higher capture rate, relative to the crack spread benchmark. Based on our system wide crude purchasing behaviors and overall production slate, we believe the Gulf Coast crack spread remains a meaningful indicator in tracking directional shifts in refined product margins.
Our oilfield services segment, which includes Anchor Drilling Fluids (“Anchor”) and Specialty Oilfield Solutions (“SOS”), services the U.S. oil and gas exploration and production (“E&P”) industry. Since the acquisitions of Anchor and SOS in 2014, the oilfield services segment generated Adjusted EBITDA of $35.1 million.
Operational Reliability
We seek to operate each of our assets safely, reliably and in compliance with all regulatory guidelines. While planned facility maintenance is a requisite part of being in the business of specialty and fuel products refining, some years involve more maintenance than others. Generally speaking, our fuel products refineries conduct significant planned maintenance “turnarounds” once every four to five years; our last turnaround cycle lasted between 2013 and the first half of 2014. Having concluded maintenance at each of our fuel facilities until the next staggered turnaround cycle which we expect to begin in 2018, we anticipate that our fuel refineries should operate at optimal levels until the next round of planned maintenance. Importantly, we expect the next turnaround cycle will involve staggered maintenance at each fuel products refinery over a multi-year period in order to minimize the financial impact of the planned maintenance in a shorter period of time.
Exiting our most recent turnaround cycle, our fuel products refineries have performed well. In 2014, production of fuel products increased by 11.1% when compared to 2013. Our Superior, Montana and San Antonio refineries each reported record total feedstock runs in 2014 versus prior years while under our ownership.
Capital Markets Activity
On March 26, 2014, Calumet priced $900.0 million of 6.50% notes due 2021. The offering was upsized to $900.0 million from the original offering size of $850 million. We used a portion of the net proceeds from the private placement to fund the approximately $223.6 million purchase price of Anchor and the redemption of all $500.0 million aggregate principal amount of our outstanding 9.375% senior unsecured notes due 2019. The remaining funds were used for general partnership purposes, including planned capital expenditures at our facilities.
On March 10, 2014, we entered into an Equity Placement Agreement with various sales agents. The Equity Placement Agreement provides a cost-effective means for us to conduct at-the-market equity offerings from time to time using our shelf registration statement. Our board of directors has authorized a $300.0 million at the market (“ATM”) equity distribution program. Under this authorization, we have the option to sell units into the open market on a ratable basis at the current available market price. During 2014, we sold approximately $3.6 million in limited partner common units under the ATM authorization.

Quarterly Cash Distribution
On January 23, 2015, we declared a regular quarterly cash distribution that was paid on February 13, 2015 to unitholders of record as of the close of business on February 3, 2015. For the full year 2014, we paid total cash distributions of $210.2 million, versus $201.6 million in 2013, representing an annualized cash distribution of $2.74 per unit.
Liquidity Update
On December 31, 2014, we had availability under our revolving credit facility of approximately $310.8 million, based on a $575.9 million borrowing base, $114.3 million in outstanding standby letters of credit and $150.8 million in outstanding borrowings. In addition, we had $8.5 million of cash on hand as of December 31, 2014. We believe we will continue to have ample liquidity from cash on hand, cash flow from operations, borrowing capacity under our revolving credit facility and adequate access to capital markets to meet our financial commitments, minimum quarterly distributions to unitholders, debt service obligations, contingencies and anticipated capital expenditures.
On July 14, 2014, we amended and restated our revolving credit agreement. The amended agreement increased the maximum availability of credit under the revolving credit facility by $150.0 million to $1.0 billion, while providing for a reduction in borrowing rates and increased covenant flexibility. The facility matures in July 2019.
Renewable Fuel Standard Update
We, along with the broader refining industry, remain subject to compliance costs under the Renewable Fuel Standard (“RFS”). Under the regulation of the Environmental Protection Agency (“EPA”), the RFS provides annual requirements for the total volume of renewable transportation fuels which are mandated to be blended into finished petroleum fuels. If a refiner does not meet its required annual Renewable Volume Obligation (“RVO”), the refiner can purchase blending credits in the open market, referred to as Renewable Identification Numbers (“RINs”).
In October 2014, the EPA granted our Shreveport and San Antonio refineries a “small refinery exemption” under the RFS for the full year 2013, as provided for under the Clean Air Act. The EPA determined that for the full year 2013, compliance with the RFS would represent a “disproportionate economic hardship” for these two refineries which, in turn, led to a significant reduction in our requirement to purchase RINs at these two refineries. We intend to reapply for the small refinery exemption at selected refineries for the full year 2014 during early 2015 but can provide no assurances that we will be granted small refinery exemptions for any of our refineries in 2014 or future years.
For the full year 2015, excluding the potential benefit of small refinery exemptions at one or more of refineries that might be granted to us by the EPA at a later time, we expect our gross estimated annual RINs obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, to be in the range of 90 million to 100 million RINs, versus 87 million RINs in 2014. We record our outstanding RINs obligation as a balance sheet liability. This liability is marked-to-market on a quarterly basis to reflect the market price of RINs on the last day of each quarter.
Organic Growth Projects Update
We seek to grow our business through a combination of targeted strategic acquisitions and investments in organic growth projects. In some cases, the acquisitions we complete lead to fresh organic growth opportunities, while in other instances, we seek to capitalize on emerging technologies or inefficient markets through greenfield investments that offer us an opportunity to establish a market leadership position.
Currently, we are engaged in a multi-year capital spending campaign that includes four high-return organic growth projects. These projects have forecasted annualized rates of return of 20% to 30% and stand to provide a significant base of incremental EBITDA growth for us by early 2016, at which time all four projects are scheduled to have reached completion.
Through December 31, 2014, we had invested approximately $440.0 million in the organic growth campaign. The current projected cost of the organic growth campaign is approximately $640.0 million to $665.0 million, up from the prior forecast of approximately $600.0 million. Revised cost estimates for the total campaign are attributable to higher project costs related to the construction of the Dakota Prairie refinery and the San Antonio refinery solvents expansion project and static project costs on the Missouri esters plant expansion and on the Montana refinery expansion.
Great Falls, Montana Refinery Expansion Project
We are engaged in a project designed to increase production capacity at our Great Falls, Montana refinery from 10,000 bpd to 25,000 bpd. This project will allow us to capitalize on local access to cost-advantaged Bow River crude oil, while producing additional fuels and refined products for delivery into the regional market. The scope of this project currently includes the installation of a new crude unit that will process 25,000 bpd of crude oil and other feedstocks and a 25,000 bpd hydrocracker. We currently estimate that this project will be completed during the first quarter of 2016.

The current estimated total cost of the expansion project is approximately $400.0 million, while the total estimated annual EBITDA contribution from this project is $70 million to $90 million, subject to market conditions.
Dakota Prairie (North Dakota) Refinery
Together with our 50/50 joint venture partner, MDU Resources Group Inc. (“MDU”), we are nearing completion on the construction of a 20,000 bpd diesel refinery located in Dickinson, North Dakota. The refinery, which is expected to be completely supplied with locally-sourced Bakken crude oil, is currently expected to commence operations during the second quarter of 2015.
The current estimated total cost of plant construction to the joint venture is approximately $425.0 million to $435.0 million, versus the prior estimate of approximately $400.0 million. We expect to fund our portion of this project through estimated cash contributions of $137.5 million to $142.5 million, together with $75.0 million from an unsecured syndicated term loan facility with the joint venture as the borrower, which is expected be repaid by us through our allocation of profits from the joint venture. The total estimated annual EBITDA contribution from this project is estimated to be $60 million to $70 million, subject to market conditions. Both the project cost and EBITDA contribution are to be split 50/50 between the joint venture partners.
San Antonio, Texas Refinery Solvents Project
We have commenced a project that will take a portion of our San Antonio refinery’s ultra-low sulfur diesel and jet fuel production and convert it into up to 3,000 bpd of higher margin solvents that will meet customer requirements for low aromatic content. Solvents production will supplement the refinery’s current fuels production slate and will be targeted toward the drilling fluid, paints and coating markets.
This project is currently expected to reach completion during the fourth quarter 2015. The current estimated total construction cost of the solvents project is approximately $65.0 million to $75.0 million, while the total estimated annual EBITDA contribution from this project is estimated to be approximately $20.0 million, subject to market conditions.
Missouri Esters Plant Expansion Project
We continue to progress on a project designed to more than double the production capacity of our Louisiana, Missouri esters plant from 35 million to 75 million pounds per year. We currently anticipate this project should reach completion during the second quarter of 2015. Esters are a key base stock used in the aviation, refrigerant and automotive lubricants markets.
The current estimated total construction cost of the esters plant expansion is approximately $40.0 million to $45.0 million, while the total estimated annual EBITDA contribution from this project is estimated to be $8.0 million to $12.0 million, subject to market conditions.

Acquisitions

Acquisition	Acquisition Date	Description	Aggregate Purchase Price (1)
Specialty Oilfield Solutions, Ltd. assets (“SOS Acquisition”)	August 1, 2014	A full-service drilling fluids and solids control company with primary operations in the Eagle Ford, Marcellus and Utica shale formations.	$29.6
ADF Holdings, Inc. (“Anchor Acquisition”)	March 31, 2014	An independent provider and marketer of drilling fluids, completion fluids and production chemicals to the oil and gas exploration industry.	$223.6	(2)
United Petroleum, LLC assets (“United Petroleum Acquisition”)	February 28, 2014	A marketer and distributor of high performance lubricants.	$10.4
Bel-Ray Company, LLC (“Bel-Ray Acquisition”)	December 10, 2013	A manufacturer and global distributor of high-performance lubricants and greases.	$53.6	(3)
Murphy Oil USA, Inc. logistics assets (“Crude Oil Logistics Acquisition”)	August 9, 2013	Crude oil loading facilities and related assets in North Dakota.	$6.2
NuStar Energy L.P.’s San Antonio, Texas refinery (“San Antonio Acquisition”)	January 2, 2013	A refinery in San Antonio, Texas with total crude oil throughput capacity of 17,500 bpd and produces jet fuel, diesel, gasoline and other fuel products.	$117.9
Montana Refining Company, Inc. (“Montana Acquisition”)	October 1, 2012	A refinery in Great Falls, Montana with total crude throughput capacity of 10,000 bpd and produces gasoline, diesel, jet fuel and asphalt which are marketed primarily into local markets in Washington, Montana, Idaho and Alberta, Canada.	$191.6	(4)
Royal Purple, Inc. (“Royal Purple Acquisition”)	July 3, 2012	A leading independent formulator and marketer of premium industrial and consumer lubricants to a diverse customer base across several large markets including oil and gas, chemicals and refining, power generation, manufacturing and transportation, food and drug manufacturing and automotive aftermarket.	$331.2
TruSouth Oil, LLC, renamed Calumet Packaging, LLC (“Calumet Packaging Acquisition”)	January 6, 2012	A specialty petroleum packaging and distribution company located in Shreveport, Louisiana.	$26.9
Hercules Incorporated (“Missouri Acquisition”)	January 3, 2012	An aviation and refrigerant lubricants business (a polyolester based synthetic lubricants business) and a manufacturing facility located in Louisiana, Missouri.	$19.6

(1)	Aggregate purchase price is net of cash acquired and includes working capital.

(2)	Aggregate purchase price is net of cash acquired and excludes debt assumed.

(3)	Aggregate purchase price is net of cash acquired and net of cash acquired and subject to certain other adjustments, including tax adjustments.

(4)	Aggregate purchase price is net of cash acquired and an estimated $27.6 million of income taxes due to the conversion to a Delaware limited liability company.
Key Performance Measures
Our sales and net income are principally affected by the price of crude oil, demand for specialty products, fuel products and oilfield products and services, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks and our primary outputs are specialty petroleum products, fuel products and oilfield services products. The prices of crude oil, specialty products, fuel products and oilfield services are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into physical contracts and derivative instruments designed to mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. Please refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” for detailed information regarding our derivative instruments and our commodity price risk.

As of December 31, 2014, we have hedged refining margins, or crack spreads, on approximately 1.4 million barrels of fuel products through December 2016 at an average refining margin of $24.04 per barrel with average refining margins ranging from a low of $13.18 per barrel in the first quarter of 2015 to a high of $28.03 per barrel in second quarter of 2015. Please refer to Note 8 “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” for detailed information regarding our derivative instruments and our commodity price risk.
Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

•	sales volumes;

•	production yields;

•	specialty products, fuel products and oilfield services segment gross profit; and

•	specialty products, fuel products and oilfield services segment Adjusted EBITDA.
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
Specialty products, fuel products and oilfield services segment gross profit.    Specialty products, fuel products and oilfield services gross profit are important measures of our ability to maximize the profitability of our specialty products, fuel products and oilfield services segments. We define gross profit as sales less the cost of crude oil and other feedstocks and other production-related and service-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, depreciation and processing materials. We use gross profit as an indicator of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase in selling prices typically lags behind the rising costs of crude oil feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of specialty products and fuel products throughput volumes, but can fluctuate depending on maintenance activities performed during a specific period.
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
Specialty products, fuel products and oilfield services segment Adjusted EBITDA. We believe that specialty products, fuel products and oilfield services segment Adjusted EBITDA measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay distributions to our unitholders as Adjusted EBITDA is a component in the calculation of distributable cash flow and allows us to meaningfully analyze the trends and performance of our core cash operations as well as make decisions regarding the allocation of resources to segments.
In addition to the foregoing measures, we also monitor our selling and general and administrative expenditures.

Results of Operations
The following table sets forth information about our combined operations, excluding the results of operations of Anchor and SOS. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment. The table includes the results of operations at our Missouri facility commencing January 3, 2012, Calumet Packaging facility commencing January 6, 2012, Royal Purple facility commencing July 3, 2012, Montana refinery commencing October 1, 2012, San Antonio refinery commencing January 2, 2013, Bel-Ray facility commencing December 10, 2013 and United Petroleum assets commencing February 28, 2014:

	Year Ended December 31,
	2014	2013	2012
	(In bpd)
Total sales volume (1)	122,852	116,477	97,789
Total feedstock runs (2)	117,427	110,237	97,600
Facility production: (3)
Specialty products:
Lubricating oils	11,836	13,247	14,524
Solvents	8,934	8,759	9,332
Waxes	1,510	1,443	1,280
Packaged and synthetic specialty products (4)	1,754	1,481	1,351
Other	1,829	2,192	3,084
Total specialty products	25,863	27,122	29,571
Fuel products:
Gasoline	34,221	29,374	24,394
Diesel	27,074	26,015	22,438
Jet fuel	4,799	4,105	4,325
Asphalt, heavy fuel oils and other	22,189	19,976	15,444
Total fuel products	88,283	79,470	66,601
Total facility production (3)	114,146	106,592	96,172

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

The increase in total sales volume in 2014 compared to 2013 is due primarily to increased production at the Montana and Superior refineries as a result of turnaround activity in 2013, increased production at the San Antonio refinery as a result of the crude oil unit expansion completed in December 2013 and incremental sales volume from the Bel-Ray Acquisition, partially offset by decreased production at the Shreveport refinery as a result of extended turnaround activity in 2014.
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
The increase in total feedstock runs in 2014 compared to 2013 is due primarily to increased feedstock runs at the Superior refinery in 2014 as a result of turnaround activity in 2013, increased feedstock runs at the Montana refinery in 2014 as a result of turnaround activity in 2013, incremental feedstock runs as a result of the Bel-Ray Acquisition and incremental feedstock runs in 2014 as a result of the San Antonio crude oil unit expansion completed in December 2013, partially offset by decreased feedstock runs at the Shreveport refinery as a result of extended turnaround activity in 2014.
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

The increases in total facility production in 2014 over 2013 and 2013 over 2012 are due primarily to the operational items discussed above in footnote 2 of this table.

(4)	Represents production of packaged and synthetic specialty products, including the products from the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.
The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss) and net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Sales	$5,791.1	$5,421.4	$4,657.3
Cost of sales	5,261.4	5,011.4	4,144.1
Gross profit	529.7	410.0	513.2
Operating costs and expenses:
Selling	149.6	62.6	41.6
General and administrative	98.3	82.1	60.9
Transportation	171.4	142.7	107.9
Taxes other than income taxes	13.4	14.2	9.1
Asset impairment	36.0	10.5	1.6
Other	14.2	6.3	6.2
Operating income	46.8	91.6	285.9
Other income (expense):
Interest expense	(110.8)	(96.8)	(85.6)
Debt extinguishment costs	(89.9)	(14.6)	—
Realized gain (loss) on derivative instruments	43.8	(4.7)	9.5
Unrealized gain (loss) on derivative instruments	(0.6)	25.7	(3.8)
Other	(2.3)	2.7	0.5
Total other expense	(159.8)	(87.7)	(79.4)
Net income (loss) before income taxes	(113.0)	3.9	206.5
Income tax expense (benefit)	(0.8)	0.4	0.8
Net income (loss)	$(112.2)	$3.5	$205.7
EBITDA	$226.3	$233.1	$383.7
Adjusted EBITDA	$305.9	$241.5	$404.6
Distributable Cash Flow	$142.9	$18.5	$281.1

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Sales.    Sales increased $369.7 million, or 6.8%, to $5,791.1 million in 2014 from $5,421.4 million in 2013. The results of operations related to the San Antonio and Crude Oil Logistics Acquisitions have been included in the fuel products segment since their dates of acquisition, January 2, 2013 and August 9, 2013, respectively. The results of operations related to the Bel-Ray and United Petroleum Acquisitions have been included in the specialty products segment since their dates of acquisition, December 10, 2013 and February 28, 2014, respectively. The results of operations related to the Anchor and SOS Acquisitions have been included in the oilfield services segment since their dates of acquisition, March 31, 2014 and August 1, 2014, respectively. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2014	2013	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$748.4	$848.8	(11.8)%
Solvents	485.2	511.7	(5.2)%
Waxes	144.1	141.0	2.2%
Packaged and synthetic specialty products (1)	313.5	233.6	34.2%
Other (2)	38.0	39.8	(4.5)%
Total specialty products	$1,729.2	$1,774.9	(2.6)%
Total specialty products sales volume (in barrels)	9,087,000	9,630,000	(5.6)%
Average specialty products sales price per barrel	$190.29	$184.31	3.2%

Fuel products:
Gasoline	$1,444.5	$1,409.8	2.5%
Diesel	1,205.3	1,263.2	(4.6)%
Jet fuel	199.0	190.1	4.7%
Asphalt, heavy fuel oils and other (3)	853.6	786.5	8.5%
Hedging activities loss	(9.0)	(3.1)	190.3%
Total fuel products	$3,693.4	$3,646.5	1.3%
Total fuel products sales volume (in barrels)	35,754,000	32,884,000	8.7%
Average fuel products sales price per barrel (excluding hedging activities)	$103.55	$110.98	(6.7)%
Average fuel products sales price per barrel (including hedging activities loss)	$103.30	$110.89	(6.8)%

Total oilfield services	$368.5	$—	—

Total sales	$5,791.1	$5,421.4	6.8%
Total specialty and fuel products sales volume (in barrels)	44,841,000	42,514,000	5.5%

(1)	Represents production of packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

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

The components of the $45.7 million specialty products segment sales decrease in 2014 were as follows:

Dollar Change
(In millions)
Acquisitions	$58.1
Sales price	17.8
Volume	(121.6)
Total specialty products segment sales decrease	$(45.7)
Specialty products segment sales for 2014 decreased $45.7 million, or 2.6%, primarily as a result of $58.1 million of incremental sales from the Bel-Ray and United Petroleum Acquisitions and an increase in the average selling price per barrel, partially offset by lower sales volume. Legacy operations’ sales increased $17.8 million compared to 2013 due to a 1.1% increase in the average selling price per barrel primarily as a result of higher lubricating oil sales prices and improved product mix. Legacy operations’ sales volumes decreased 6.8% as compared to 2013, which resulted in a $121.6 million decrease in sales. The decrease in sales volume is due primarily to lower sales volumes of lubricating oils and solvents due to market conditions, partially offset by increased sales volumes of packaged and synthetic specialty products.
The components of the $46.9 million fuel products segment sales increase in 2014 were as follows:

Dollar Change
(In millions)
Volume	$318.5
Hedging activities	(5.9)
Sales price	(265.7)
Total fuel products segment sales increase	$46.9
Fuel products segment sales for 2014 increased $46.9 million, or 1.3%, due primarily to increased volume, partially offset by a decrease in the average selling price per barrel and a $5.9 million increase in realized derivative losses recorded in sales on our fuel products cash flow hedges. Sales volumes increased 8.7% primarily due to increased sales volume of gasoline, jet fuel and asphalt primarily as a result of increased production at the Superior and Montana refineries due to turnaround activity in 2013 and increased production at the San Antonio refinery as a result of the crude oil unit expansion completed in December 2013, partially offset by extended turnaround activity in 2014 at the Shreveport refinery. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $7.43, or 6.7%, resulting in a $265.7 million decrease in sales, compared to a 6.3% decrease in the average price of crude oil per barrel. The average selling price per barrel decreased across all fuel products categories as a result of lower crude oil prices.
Oilfield services segment sales for 2014 increased $368.5 million as a result of the Anchor and SOS Acquisitions in 2014. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities, which resulted in an unfavorable impact to our sales late in 2014. The U.S. onshore rig count decreased 6% from the third quarter of 2014 to the fourth quarter of 2014. Currently, we sell to approximately 10% of the U.S. land based rigs.

Gross Profit.    Gross profit increased $119.7 million, or 29.2%, to $529.7 million in 2014 from $410.0 million in 2013. Gross profit for our specialty, fuel products and oilfield services segments was as follows:

	Year Ended December 31,
	2014	2013	% Change
	(Dollars in millions except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$373.2	$322.3	15.8%
Percentage of sales	21.6%	18.2%
Specialty products gross profit per barrel	$41.07	$33.47	22.7%
Fuel products:
Gross profit excluding hedging activities	$(0.7)	$87.7	(100.8)%
Hedging activities	35.2	—	100.0%
Gross profit	$34.5	$87.7	(60.7)%
Percentage of sales	0.9%	2.4%
Fuel products gross profit per barrel (excluding hedging activities)	$(0.02)	$2.67	(100.7)%
Fuel products gross profit per barrel (including hedging activities)	$0.96	$2.67	(64.0)%
Oilfield services:
Gross profit	$122.0	$—	—
Percentage of sales	33.1%	—
Total gross profit	$529.7	$410.0	29.2%
Percentage of sales	9.1%	7.6%
The components of the $50.9 million specialty products segment gross profit increase in 2014 were as follows:

Dollar Change
(In millions)
2013 reported gross profit	$322.3
Cost of materials	60.0
Sales price	17.8
Acquisitions	18.1
Operating costs	(3.0)
LCM inventory adjustment	(1.1)
LIFO inventory layer liquidation	(6.3)
Volume	(34.6)
2014 reported gross profit	$373.2
The increase in specialty products segment gross profit of $50.9 million year over year was due primarily to the decreased cost of feedstocks, higher sales price per barrel and incremental gross profit of $18.1 million generated from the Bel-Ray and United Petroleum Acquisitions, partially offset by decreased sales volume. Sales price and cost of materials, net, from our legacy operations increased gross profit by $77.8 million. The cost of materials decrease was primarily a result of the 7.8% decrease in the average cost of crude oil per barrel and decreased cost of base oil feedstocks per barrel. Gross profit was negatively impacted by a $1.1 million LCM inventory adjustment and decreased gains of $6.3 million related to the liquidation of LIFO inventory layers.

The components of the $53.2 million fuel products segment gross profit decrease in 2014 were as follows:

Dollar Change
(In millions)
2013 reported gross profit	$87.7
Sales price	(265.8)
LCM inventory adjustment	(75.0)
Operating costs	(31.5)
LIFO inventory layer liquidation	(29.8)
Cost of materials	257.9
Volume	35.6
Hedging activities	35.2
RINs, net	20.2
2014 reported gross profit	$34.5
The decrease in fuel products segment gross profit of $53.2 million year over year was due primarily to narrowing crack spreads and increased operating costs, partially offset by increased realized gains on derivatives of $35.2 million. Sales price and cost of materials, net, decreased gross profit by $7.9 million, as the average selling price per barrel decreased 6.7%, while the average cost of crude oil per barrel decreased 6.3%. Gross profit was negatively impacted by a $75.0 million LCM inventory adjustment and increased losses of $29.8 million related to the liquidation of LIFO inventory layers. Operating costs increased $31.5 million primarily as a result of higher repairs and maintenance, depreciation and natural gas costs, partially offset by an $18.2 million gain on RINs from the sale of approximately 31 million RINs as a result of receiving approval from the EPA of a one-year extension of the small refinery exemption from the requirements of the RFS for our Shreveport and San Antonio refineries for the 2013 calendar year.
The increase in oilfield services segment gross profit of $122.0 million year over year was due to the Anchor and SOS Acquisitions in 2014. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities, which resulted in an unfavorable impact to our gross profit late in 2014. The decrease in crude oil prices created tighter market conditions in the basins in which we operate.
Selling.    Selling expenses increased $87.0 million, or 139.0%, to $149.6 million in 2014 from $62.6 million in 2013. This increase was due primarily to incremental selling expenses related to the Anchor, Bel-Ray and SOS Acquisitions, a $1.7 million increase in advertising expense and a $0.7 million increase in professional fees expense.
General and administrative.    General and administrative expenses increased $16.2 million, or 19.7%, to $98.3 million in 2014 from $82.1 million in 2013. The increase was due primarily to incremental general and administrative expenses related to the Anchor, Bel-Ray and SOS Acquisitions, a $6.1 million increase in incentive compensation costs, a $2.6 million increase in information technology related expenses and a $1.5 million increase in professional fees expense.
Transportation.    Transportation expenses increased $28.7 million, or 20.1%, to $171.4 million in 2014 from $142.7 million in 2013. This increase is due primarily to incremental transportation expenses related to the Anchor, Bel-Ray and SOS Acquisitions and increased crude oil sales to third parties, partially offset by decreased lubricating oil sales.
Other operating costs and expenses.    Other operating costs and expenses increased $7.9 million, or 125.4%, to $14.2 million in 2014 from $6.3 million in 2013. The increase was due primarily to increased environmental remediation expenses.
Interest expense.    Interest expense increased $14.0 million, or 14.5%, to $110.8 million in 2014 from $96.8 million in 2013. The increase is due primarily to additional outstanding long-term debt in the form of 2022 Notes (as defined below), 2021 Notes (as defined below) and borrowings under our revolving credit facility, partially offset by lower interest expense resulting from the redemption of the 2019 Notes (as defined below).
Asset impairment. During 2014, were recorded an impairment charge of $36.0 million related to the oilfield services segment. The impairment was driven primarily by our reduced outlook on revenues and profitability as a result of the extreme fluctuations in crude oil prices during the fourth quarter of 2014.
Debt extinguishment costs.    Debt extinguishment costs were $89.9 million in 2014. Debt extinguishment costs were due primarily to the redemption of the remaining 2019 Notes with a portion of the net proceeds from the issuance of the 2021 Notes. Please read Note 7 “Long-Term Debt” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Derivative activity.    The following table details the impact of our derivative instruments on the consolidated statements of operations for 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In millions)
Derivative loss reflected in sales	$(9.0)	$(3.1)
Derivative gain reflected in cost of sales	46.0	3.6
Derivative gain reflected in gross profit	$37.0	$0.5

Realized gain (loss) on derivative instruments	$43.8	$(4.7)
Unrealized gain (loss) on derivative instruments	(0.6)	25.7
Derivative gain reflected in interest expense	3.3	—
Total derivative gain reflected in the consolidated statements of operations	$83.5	$21.5
Total gain (loss) on commodity derivative settlements	$87.5	$(6.0)
Realized gain (loss) on derivative instruments.    Realized gain (loss) on derivative instruments decreased $48.5 million to a gain of $43.8 million in 2014 from a loss of $4.7 million in 2013. The change was due primarily to increased realized gains of approximately $22.8 million related to settlements of derivative instruments used to economically hedge crack spreads that are not classified as hedges for accounting purposes, increased realized gains of approximately $13.4 million on crude oil basis swaps used to economically hedge crude oil purchases and increased realized gains of $9.9 million related to ineffectiveness on settlements of cash flow hedges.
Unrealized gain (loss) on derivative instruments.    Unrealized gain (loss) on derivative instruments decreased $26.3 million to a loss of $0.6 million in 2014 from a gain of $25.7 million in 2013. This change was due primarily to increased unrealized loss ineffectiveness of approximately $41.6 million, partially offset by increased unrealized gains of $15.5 million related to derivative instruments used to economically hedge crack spreads and natural gas that are not accounted for as hedges for accounting purposes.
Income tax expense (benefit). Income tax expense (benefit) decreased $1.2 million to a benefit of $0.8 million in 2014 from an expense of $0.4 million in 2013. The change was due primarily to the Anchor Acquisition, which increased the proportion of earnings subject to federal, state and local income taxes.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Sales.    Sales increased $764.1 million, or 16.4%, to $5,421.4 million in 2013 from $4,657.3 million in 2012. The results of operations related to the Montana, San Antonio and Crude Oil Logistics Acquisitions have been included in the fuel products segment since the dates of acquisition October 1, 2012, January 2, 2013 and August 9, 2013, respectively. The results of operations related to the Missouri, Calumet Packaging, Royal Purple and Bel-Ray Acquisitions have been included in the specialty products segment since the dates of acquisition, January 3, 2012, January 6, 2012, July 3, 2012 and December 10, 2013, respectively. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2013	2012	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$848.8	$1,007.9	(15.8)%
Solvents	511.7	491.1	4.2%
Waxes	141.0	142.8	(1.3)%
Packaged and synthetic specialty products (1)	233.6	161.7	44.5%
Other (2)	39.8	46.4	(14.2)%
Total specialty products	$1,774.9	$1,849.9	(4.1)%
Total specialty products sales volume (in barrels)	9,630,000	9,769,000	(1.4)%
Average specialty products sales price per barrel	$184.31	$189.36	(2.7)%
Fuel products:
Gasoline	$1,409.8	$1,213.3	16.2%
Diesel	1,263.2	1,081.1	16.8%
Jet fuel	190.1	211.3	(10.0)%
Asphalt, heavy fuel oils and other (3)	786.5	507.5	55.0%
Hedging activities loss	(3.1)	(205.8)	(98.5)%
Total fuel products	$3,646.5	$2,807.4	29.9%
Total fuel products sales volume (in barrels)	32,884,000	25,924,000	26.8%
Average fuel products sales price per barrel (excluding hedging activities)	$110.98	$116.23	(4.5)%
Average fuel products sales price per barrel (including hedging activities)	$110.89	$108.29	2.4%
Total sales	$5,421.4	$4,657.3	16.4%
Total specialty and fuel products sales volume (in barrels)	42,514,000	35,693,000	19.1%

(1)	Represents production of packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

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

Gross Profit.    Gross profit decreased $103.2 million, or 20.1%, to $410.0 million in 2013 from $513.2 million in 2012. Gross profit for our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2013	2012	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$322.3	$400.1	(19.4)%
Percentage of sales	18.2%	21.6%
Specialty products gross profit per barrel	$33.47	$40.96	(18.3)%
Fuel products:
Gross profit excluding hedging activities	$87.7	$269.1	(67.4)%
Hedging activities	—	(156.0)	100.0%
Gross profit	$87.7	$113.1	(22.5)%
Percentage of sales	2.4%	4.0%
Fuel products gross profit per barrel (excluding hedging activities)	$2.67	$10.38	(74.3)%
Fuel products gross profit per barrel (including hedging activities)	$2.67	$4.36	(38.8)%
Total gross profit	$410.0	$513.2	(20.1)%
Percentage of sales	7.6%	11.0%
The components of the $77.8 million specialty products segment gross profit decrease in 2013 were as follows:

Dollar Change
(In millions)
2012 reported gross profit	$400.1
Sales price	(94.6)
Operating costs	(14.4)
Volume	(11.5)
Cost of materials	12.9
Acquisitions	29.8
2013 reported gross profit	$322.3
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

Derivative activity.    The following table details the impact of our derivative instruments on the consolidated statements of operations for 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(In millions)
Derivative loss reflected in sales	$(3.1)	$(205.8)
Derivative gain reflected in cost of sales	3.6	51.7
Derivative gain (loss) reflected in gross profit	$0.5	$(154.1)

Realized gain (loss) on derivative instruments	$(4.7)	$9.5
Unrealized gain (loss) on derivative instruments	25.7	(3.8)
Total derivative gain (loss) reflected in the consolidated statements of operations	$21.5	$(148.4)
Total loss on commodity derivative settlements	$(6.0)	$(149.7)
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
We expect to fund future capital expenditures with current cash flow from operations, borrowings under our revolving credit facility and by accessing capital markets as necessary. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
As a result of the extreme fluctuations in crude oil prices during the fourth quarter of 2014 and the corresponding impacts on cash flows and liquidity as evidenced by the decrease in the revolving credit facility borrowing base from $831.5 million at September 30, 2014 to $575.9 million at December 31, 2014 and the corresponding decrease to our availability from $557.4 million at September 30, 2014 to $310.8 million at December 31, 2014, we have completed the following:
•Given the high value of certain of our derivative assets, our risk management committee approved the early settlement of select second quarter 2015 through calendar year 2016 fixed priced crack spread derivative instruments. As a result of the settlement of these derivative assets, we received approximately $44.8 million during the fourth quarter of 2014, which is included in Adjusted EBITDA, and $9.6 million in the first quarter of 2015.
•As a result of receiving approval from the EPA of a one-year extension of the small refinery exemption from the requirements of the RFS for our Shreveport and San Antonio refineries for the 2013 calendar year, we sold approximately 31 million RINs generating cash of approximately $14.5 million resulting in an $18.2 million gain during the fourth quarter of 2014, which is included Adjusted EBITDA.

•We have implemented strategies to minimize inventory levels across all of our operations and we expect to maintain prudent levels of working capital to enhance liquidity. For example, excluding inventory related to the Anchor and SOS Acquisitions, we have reduced our total inventory levels by approximately 970,000 barrels, or approximately 16%, as of December 31, 2014 as compared to June 30, 2014.
•During the first quarter 2015, we terminated our interest rate swap, which was designated as a fair value hedge, related to the 2022 Notes and having a notional amount of $200.0 million. In settlement of this swap, we received approximately $3.3 million.
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that qualify as effective cash flow hedges are deferred in accumulated other comprehensive income (loss), but may impact operating cash flow in the period settled. Gains and losses from derivative instruments that do not qualify as hedges are recorded in unrealized gain (loss) until settlement and will impact operating cash flow in the period settled.
The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net cash provided by operating activities	$226.8	$39.1	$380.1
Net cash used in investing activities	(658.8)	(370.3)	(624.2)
Net cash provided by financing activities	319.4	420.1	276.2
Net increase (decrease) in cash and cash equivalents	$(112.6)	$88.9	$32.1
Operating Activities.    Operating activities provided cash of $226.8 million during 2014 compared to $39.1 million during 2013. The increase in cash provided by operating activities is due primarily to decreased working capital requirements in 2014 providing $25.1 million, compared to 2013 working capital requirements using $101.4 million as well as an increase in non-cash items of $176.9 million, partially offset by decreased net income of $115.7 million. Working capital improvements were primarily driven by decreased inventory, accounts receivable and turnaround costs, $44.8 million related to the early settlement of certain crack spread derivative instruments and a gain on sales of RINs of $18.2 million.
Operating activities provided $39.1 million in cash during 2013 compared to $380.1 million during 2012. The decrease in cash provided by operating activities is due primarily to decreased net income of $202.2 million and an increase in turnaround costs of $53.7 million in 2013 compared to 2012.
Investing Activities.    Cash used in investing activities increased to $658.8 million in 2014 compared to $370.3 million in 2013. The increase is due primarily to the higher combined purchase price of $263.6 million for the United Petroleum, Anchor and SOS Acquisitions, which closed in 2014 compared to a combined purchase price of $177.7 million for the San Antonio, Crude Oil Logistics and Bel-Ray Acquisitions in 2013, an increase in capital expenditures of $129.1 million due primarily to the capital improvement projects discussed below and $105.4 million contributed to the Dakota Prairie Refining, LLC and Juniper GTL LLC joint ventures.
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
Financing Activities.    Financing activities provided cash of $319.4 million during 2014 compared to $420.1 million during 2013. The decrease is due primarily to the redemption of the remaining 2019 Notes of $500.0 million, a decrease in net proceeds from public offerings of common units (including our general partner’s contributions) of $397.2 million and increased distributions to our unitholders of $8.6 million. Partially offsetting these decreases are increased net proceeds from the private placement of senior notes of $555.3 million and increased revolving credit facility borrowings of $150.8 million.
Financing activities provided cash of $420.1 million during 2013 compared to $276.2 million during 2012. The increase is due primarily to increased net proceeds from public offerings of common units (including our general partner’s contributions) of $251.2 million and increased net proceeds from the private placement of senior notes of $74.5 million, partially offset by the partial redemption of senior notes of $100.0 million, repayment of $11.9 million of debt assumed in the Bel-Ray Acquisition and increased distributions to our unitholders of $69.2 million.
Acquisitions
Acquisitions impact our results of operations commencing on the closing date of each acquisition. Our acquisitions are discussed further in Note 3 “Acquisitions” in the notes to our consolidated financial statements under Part II, Item 8 “Financial Statements and Supplementary Data.” Information regarding acquisitions completed in 2014, 2013 and 2012 is set forth in the table below (in millions):

Acquisition	Closing Date	Purchase Price	Funding Methods	Segment
United Petroleum	February 28, 2014	$10.4	Cash on hand	Specialty Products
Anchor	March 31, 2014	223.6	Net proceeds from our March 2014 private placement of 2021 Notes	Oilfield Services
SOS	August 1, 2014	29.6	Borrowings under our revolving credit facility	Oilfield Services
2014 Total		$263.6

San Antonio	January 2, 2013	$117.9	Borrowings under our revolving credit facility	Fuel Products
Crude Oil Logistics Assets	August 9, 2013	6.2	Cash on hand	Fuel Products
Bel-Ray	December 10, 2013	53.6	Net proceeds from our November 2013 private placement of 2022 Notes	Specialty Products
2013 Total		$177.7

Missouri	January 3, 2012	$19.6	Borrowings under our revolving credit facility and cash on hand	Specialty Products
Calumet Packaging	January 6, 2012	26.9	Borrowings under our revolving credit facility	Specialty Products
Royal Purple	July 3, 2012	331.2	Net proceeds from our June 2012 private placement of 2020 Notes	Specialty Products
Montana	October 1, 2012	191.6	Cash on hand and borrowings under our revolving credit facility	Fuel Products
2012 Total		$569.3
Joint Ventures
Dakota Prairie Refining, LLC
On February 7, 2013, we entered into a joint venture agreement with MDU Resources Group, Inc. (“MDU”) to develop, build and operate a diesel refinery in southwestern North Dakota. The joint venture is named Dakota Prairie Refining, LLC (“Dakota Prairie”). The capitalization of the joint venture is expected to be funded through contributions of $217.5 million from MDU and a total of $217.5 million from us comprised of $142.5 million through cash contributions and proceeds of $75.0 million from an unsecured syndicated term loan facility with the joint venture as the borrower which is expected to be repaid by us through our allocation of profits from the joint venture. The term loan facility was funded in April 2013. The majority of our direct funding occurred in 2014. The joint venture will allocate profits on a 50%/50% basis to us and MDU. The joint venture is governed by a board of managers comprised of representatives from both us and MDU. MDU will provide a portion of the crude oil supply to the refinery, as well as natural gas and electricity utility services. We are providing refinery operations, crude oil procurement and refined product marketing expertise to the joint venture. As of December 31, 2014 and 2013, we have an investment of $117.2 million and $33.4 million, respectively, in Dakota Prairie primarily related to the development of the refinery and are committed to fund approximately $23.0 million in 2015.
Juniper GTL LLC
On June 9, 2014, we entered into a joint venture agreement with Clean Fuels North America, LLC, which is owned by SGC Energia and Great Northern Project Development, to develop, build and operate a gas-to-liquids (“GTL”) plant in Lake Charles, Louisiana, which is expected to be operational by late 2015. The joint venture is named New Source Fuels, LLC, and it owns 100% of Juniper GTL LLC (“Juniper”). The capitalization of the joint venture is expected to be funded through $100.0 million of equity contributions and $35.0 million in senior secured debt with the joint venture as the borrower. We intend to invest $25.0 million in total in exchange for an equity interest of approximately 23% in the joint venture. Funding of the project will occur over the course of the construction period. The joint venture is governed by a board of managers comprised of representatives from all of the members that own at least 10% of the equity in Juniper. As of December 31, 2014, we had an investment of $18.5 million in Juniper primarily related to the development of the plant and are committed to fund $6.5 million in 2015.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures, turnaround capital expenditures and joint venture contributions in each of the periods shown.

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Capital improvement expenditures	$284.9	$109.7	$28.7
Replacement capital expenditures	18.8	33.8	12.9
Environmental capital expenditures	13.0	30.4	15.4
Turnaround capital expenditures	27.6	68.6	14.9
Joint venture contributions	105.4	31.8	—
Total	$449.7	$274.3	$71.9
We anticipate that future capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Our environmental capital improvement expenditures have decreased in 2014 as compared to 2013 due primarily to expenditures in 2013 related to the Global Settlement with the Louisiana Department of Environmental Quality (“LDEQ”) and the federal Occupational Safety and Health Administration (“OSHA”) compliance matters. Please read Note 6 “Commitments and Contingencies” Part II, Item 8 “Financial Statements and Supplementary Data” for additional information on the Global Settlement and OSHA compliance issues.
Our replacement capital expenditures have decreased in 2014 as compared to 2013 due primarily to increased reliability at certain of our refineries and .
We estimate our replacement and environmental capital expenditures will be $60.0 million to $70.0 million in 2015. These estimated amounts for 2015 include a portion of the $10.0 million to $12.0 million in environmental projects to be spent as required by our settlement with the LDEQ under the “Small Refinery and Single Site Refining Initiative.” Please read Part I, Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters — Air Emissions” for additional information.
Beginning in 2013, we initiated a series of organic growth projects, the last of which is expected to be completed by the first quarter 2016 including capacity expansions at certain of our facilities, as well as active investments, such as the joint venture with MDU. The current projected cost of the organic growth campaign is approximately $640.0 million to $665.0 million, up from the prior forecast of approximately $600.0 million. We estimate we will spend approximately $210.0 million to $245.0 million in 2015 on capital investment in growth projects, including $30.6 million for which we are committed to fund. Our primary capital improvements projects include the following:

•
Montana Refinery Expansion - We plan to increase our Montana refinery’s crude oil throughput capacity from 10,000 bpd to 25,000 bpd (“Montana Refinery Expansion”). The incremental production slate will consist primarily of gasoline, diesel, jet fuel and diluent, all of which will be sold into regional markets. We anticipate the total cost of the Montana Refinery Expansion to be approximately $400.0 million, with expected completion by the first quarter of 2016. We are committed to fund approximately $0.3 million in 2015.

•
Dakota Prairie Refining, LLC - We have entered into a joint venture agreement with MDU to develop, build and operate a 20,000 bpd diesel refinery in southwestern North Dakota. Please read — “Joint Ventures” above for additional information.

During 2014, we spent approximately $27.6 million primarily related to scheduled turnarounds at our Shreveport and Cotton Valley refineries funded through cash flow from operations. Additionally, we estimate turnaround spending requirements will be $15.0 million to $20.0 million in 2015 primarily related to scheduled turnaround activity at our Shreveport and Princeton refineries. We expect these expenditures will be funded primarily through cash flow from operations.
Debt and Credit Facilities
As of December 31, 2014, our primary debt and credit instruments consisted of:

•
a $1.0 billion senior secured revolving credit facility maturing in July 2019, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the revolving credit agreement) (“revolving credit facility”);

•	$275.0 million of 9.625% senior notes due 2020 (“2020 Notes”);

•	$900.0 million of 6.50% senior notes due 2021 (“2021 Notes”); and

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”).
We were in compliance with all covenants under our debt instruments in place as of December 31, 2014 and have adequate liquidity to conduct our business.
Short Term Liquidity
As of December 31, 2014, our principal sources of short-term liquidity were (i) $310.8 million of availability under our revolving credit facility and (ii) $8.5 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions.
On July 14, 2014, we entered into a second amended and restated senior secured revolving credit facility, which increased the maximum availability of credit under the revolving credit facility from $850.0 million to $1.0 billion, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion option. Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts Receivable and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On December 31, 2014, we had availability on our revolving credit facility of $310.8 million, based on a $575.9 million borrowing base, $114.3 million in outstanding standby letters of credit and $150.8 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of fifteen lenders. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supplies on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended December 31, 2014 were $233.1 million. Our availability on our revolving credit facility during the peak borrowing days of the quarter has been ample to support our operations and service upcoming requirements. During the quarter ended December 31, 2014, availability for additional borrowings under our revolving credit facility was approximately $310.8 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of December 31, 2014, this margin was 75 basis points for prime and 175 basis points for LIBOR; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
As of December 31, 2014, we were in compliance with all covenants under the revolving credit facility.
For additional information regarding our revolving credit facility, see Note 7 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, we can meet our cash requirements (other than distributions of cash from operations to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2014, we had $275.0 million in 2020 Notes, $900.0 million in 2021 Notes and $350.0 million in 2022 Notes outstanding. As of December 31, 2013, we had $500.0 million in 2019 Notes, $275.0 million in 2020 Notes and $350.0 million in 2022 Notes outstanding.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended and, except in the case of the 2020 Notes, an investment grade rating is required from both Moody’s and S&P. As of December 31, 2014, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2020, 2021 and 2022 Notes) was 2.5 to 1.0.

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
For additional information regarding our senior notes, see Note 7 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2014. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
The fair value of our derivatives that were outstanding as of December 31, 2014 decreased by approximately $16.0 million subsequent to December 31, 2014 to a net liability of approximately $15.0 million. All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads or interest rates to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity.
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
Equity Transactions
On March 10, 2014, we entered into an Equity Placement Agreement with various sales agents under which we may issue and sell, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. These sales, if any, will be made pursuant to the terms of the Equity Placement Agreement between us and the sales agents. The net proceeds from any sales under this agreement will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, working capital, capital expenditures and acquisitions. Our general partner contributed its proportionate capital contribution to retain its 2% general partner interest. For the year ended December 31, 2014, we sold 134,955 common units for net proceeds of $3.6 million. Underwriting discounts totaled $0.1 million and our general partner contributed $0.1 million to retain its general partner interest.
During 2013 and 2012, we completed the following marketed public offerings of common units (in millions except unit and per unit data):

Closing Date	Number of Common Units Offered		Price per Unit	Net Proceeds (1)	General Partner Contribution (2)	Underwriting Discount	Use of Proceeds
May 8, 2012	6,000,000		$25.50	$146.6	$3.1	$6.2	Net proceeds were used to repay borrowings under the revolving credit facility.
January 8, 2013	5,750,000	(3)	$31.81	$175.2	$3.8	$7.4	Net proceeds were used to repay borrowings under the revolving credit facility and for general partnership purposes.
April 1, 2013	6,037,500	(4)	$37.50	$217.3	$4.6	$9.1	Net proceeds were used for general partnership purposes.

(1)	Proceeds are net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution.

(2)	Our general partner contributions were made to retain its 2% general partner interest.

(3)	Includes the full exercise of the overallotment option of 750,000 common units which closed concurrently with the 5,000,000 firm units on January 8, 2013.

(4)	Includes the full exercise of the overallotment option of 787,500 common units which closed on April 4, 2013.
During 2014 and through March 2015, we made the following cash distributions on all outstanding common units (including our general partner’s incentive distribution rights) (in millions except per unit data):

Quarter Ended	Declaration Date	Record Date	Distribution Date	Quarterly Distribution per Unit	Aggregate Quarterly Distribution	Annualized Distribution per Unit	Aggregate Annualized Distribution
December 31, 2013	January 24, 2014	February 4, 2014	February 14, 2014	$0.685	$52.6	$2.74	$210.4
March 31, 2014	April 22, 2014	May 5, 2014	May 15, 2014	$0.685	$52.5	$2.74	$210.0
June 30, 2014	July 24, 2014	August 4, 2014	August 14, 2014	$0.685	$52.5	$2.74	$210.0
September 30, 2014	October 21, 2014	November 4, 2014	November 14, 2014	$0.685	$52.6	$2.74	$210.4
December 31, 2014	January 23, 2015	February 3, 2015	February 13, 2015	$0.685	$52.7	$2.74	$210.8
Seasonality Impacts on Liquidity

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

The operating results for the oilfield services segment follow seasonal changes in weather and significant weather events can temporarily affect the performance and delivery of our oilfield services and products. The severity and duration of the winter can have a significant impact on drilling activity. Additionally, customer spending patterns for other oilfield services and products can result in lower activity in the fourth quarter of the year.
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of December 31, 2014 at current maturities is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating Activities:
Interest on long-term debt at contractual rates and maturities (1)	$865.9	$127.0	$249.3	$245.8	$243.8
Operating lease obligations (2)	181.4	39.3	62.6	43.3	36.2
Letters of credit (3)	114.3	88.0	26.3	—	—
Purchase commitments (4)	1,009.8	563.6	229.3	216.9	—
Pension obligations	15.1	1.6	0.8	2.1	10.6
Employment agreements	6.1	4.4	1.7	—	—
Investing Activities:
Investment in unconsolidated affiliates	29.5	29.5	—	—	—
Capital expenditures (5)	1.1	1.1	—	—	—
Financing Activities:
Capital lease obligations	43.6	0.6	1.4	1.6	40.0
Long-term debt obligations, excluding capital lease obligations	1,675.8	—	—	150.8	1,525.0
Total obligations	$3,942.6	$855.1	$571.4	$660.5	$1,855.6

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

(5)
Relates to the Montana Refinery Expansion and the San Antonio solvents expansion project. Including the committed amounts in the table above, we currently estimate total capital expenditures in 2015 to be approximately $255 million to $295 million.

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $41.5 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of December 31, 2014. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the fiscal year 2014.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates and base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data.” We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
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
Inventory
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
Significant Estimates and Assumptions
Judgment is required in determining the market value of inventory, as the geographic location impacts market prices, and quoted market prices may not be available for the particular location of our inventory. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a charge to cost of sales. In a period of decreasing crude oil or refined product prices, our inventory valuation methodology may result in decreases in net income.
Sensitivity Analysis
We have not made any material changes in the accounting methodology we use to establish our markdown or inventory loss adjustments during the past three fiscal years.
The replacement cost of our inventory, based on current market values, would have been $18.9 million lower and $32.2 million higher at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, we recorded $74.1 million of losses and $2.1 million of gains, respectively, in cost of sales in the consolidated statements of operations due to lower of cost or market inventory valuation. During the year ended December 31, 2014, we recorded $31.8 million of losses in cost of sales in the consolidated statements of operations due to the liquidation of higher cost LIFO inventory layers. During the year ended December 31, 2013, we recorded $4.2 million of gains in cost of sales in the consolidated statements of operations due to the liquidation of lower cost LIFO inventory layers.
Valuation of Definite Long-Lived Assets
Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.
Significant Estimates and Assumptions
Estimated undiscounted future cash flows used for the purpose of testing our definite long-lived assets for impairment. Fair values calculated for the purpose of measuring impairments on definite long-lived assets are estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in estimating undiscounted future cash flows and performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:
•Future margins on products produced and sold. Our estimates of future product margins are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions. Such estimates are consistent with those used in our planning and capital investment reviews.
•Future capital requirements. These are based on authorized spending and internal forecasts.
•Discount rate commensurate with the risks involved. We apply a discount rate to our cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. A higher discount rate decreases the net present value of cash flows.
We base our estimated undiscounted future cash flows and fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.
Sensitivity Analysis
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
Valuation of Goodwill and Indefinite Lived Intangible Assets
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.
In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgment and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.
If our qualitative assessment concludes that it is probable that an impairment exists or we skip the qualitative assessment, then we need to perform a quantitative assessment. In the first step of the quantitative assessment, our assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform an impairment analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.
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
Due to falling crude oil prices in the fourth quarter of 2014, we updated our goodwill impairment analysis as of December 31, 2014, resulting in the fair value of one reporting unit to be less than its carrying value. The discount rate used in our reporting unit valuation was 13.5%. Revenue growth rates assumed for this reporting unit ranged from -7% to 15% in 2015 through 2020 and 3% thereafter. A significant decline in our revenue and earnings or a significant decline in the price of common stock could result in an impairment charge in the future. An impairment charge of $36.0 million was recorded on goodwill as a result of this step 2 analysis. Subsequent to the impairment charge, goodwill on this one reporting unit of $33.8 million was recorded on the consolidated balance sheet.
Significant Estimates and Assumptions
Fair values calculated for the purpose of testing our goodwill and indefinite lived intangible assets for impairment is estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:
•Future margins on products produced and sold. Our estimates of future product margins are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in our planning and capital investment reviews and include recent historical prices and published forward prices.
•Discount rate commensurate with the risks involved. We apply a discount rate to our cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. A higher discount rate decreases the net present value of cash flows.
•Future capital requirements. These are based on authorized spending and internal forecasts.
We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.
Sensitivity Analysis
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
Fair Value of Financial Instruments
As of December 31, 2014, approximately 32% of our recurring assets and approximately 21% of our recurring liabilities were measured at fair value and classified as Level 3 in the fair value hierarchy.
Derivative Instruments
In accordance with ASC 815-10, Derivatives and Hedging, we recognize all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. Our derivative instruments are valued at Level 3 fair value measurement under ASC 820-10, Fair Value Measurements and Disclosures, depending upon the degree by which inputs are observable.
The increase in the fair market value of our outstanding derivative instruments from a net liability of $54.8 million as of December 31, 2013 to a net asset of $17.6 million as of December 31, 2014 was due primarily to decreases in the forward market values of fuel products margins, or crack spreads, relative to our hedged products margins and settlements of derivatives in 2014 that resulted in realized gains. We recorded realized gains of $43.8 million and unrealized losses of $0.6 million on derivative instruments for the year ended December 31, 2014.
The decrease in the fair market value of our outstanding derivative instruments from a net liability of $44.9 million as of December 31, 2012 to a net liability of $54.8 million as of December 31, 2013 was due primarily to increases in the forward market values of fuel products margins, or crack spreads, relative to our hedged products margins and settlements of derivatives in 2013 that resulted in realized losses.
Significant Estimates and Assumptions
Our derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of our derivative instruments are with counterparties that have long-term credit ratings of at least Baa2 and A- by Moody’s and S&P, respectively.
To estimate the fair values of our derivative instruments, we use the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of our derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through our credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. We use the counterparty’s marginal default rate and our survival rate when we are in a net asset position at the payment date and use our marginal default rate and the counterparty’s survival rate when we are in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2014, our net asset was increased by approximately $2.0 million and net liability was reduced by approximately $0.1 million. As a result of applying the CVA at December 31, 2013, our net liability was reduced by approximately $1.9 million.
Observable inputs utilized to estimate the fair values of our derivative instruments were primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the hedging entities and unobservable inputs in the forward rate, we have categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. We believe we have obtained the most accurate information available for the types of derivative instruments we hold. See Note 8 “Derivatives” in Part II, Item 8 “Financial Statements and Supplementary Data” for further information on derivative instruments.
Sensitivity Analysis
We have not made any material changes in the accounting methodology we use to establish our derivative values or pension asset valuations during the past three fiscal years. We have consistently applied these valuation techniques in all periods presented and believe we obtained the most accurate information available for the types of derivative instruments and pension assets we hold.
We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded at fair value at settlement due to the volatility of commodity prices. Holding all other variables constant, we expect a $1 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of December 31, 2014:

In millions
Crude oil swaps	$2.2
Crude oil basis swaps	$0.1
Crude oil percent basis swaps	$(0.4)
Diesel crack spread swap contracts	$(2.5)
Diesel swaps	$(1.7)
Gasoline swaps	$(0.3)
Natural gas swaps	$14.4
Natural gas collars	$1.5
Recent Accounting Pronouncements
For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Derivative Instruments
We are exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in our fuel products segment), natural gas and precious metals. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies we use to reduce our risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars and options, to attempt to reduce our exposure with respect to:

•	crude oil purchases and sales;

•	refined product sales and purchases;

•	natural gas purchases;

•	precious metals; and

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet (“LLS”), Western Canadian Select (“WCS”), Mixed Sweet Blend (“MSW”) and ICE Brent (“Brent”).

We manage our exposure to commodity markets, credit, volumetric and liquidity risks to manage our costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of our derivative instruments will affect our earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. We do not speculate with derivative instruments or other contractual arrangements that are not associated with our business objectives.  Speculation is defined as increasing our natural position above the maximum position of our physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with our business activities and objectives. Our positions are monitored routinely by a risk management committee and discussed with our board of directors quarterly to ensure compliance with our stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by our risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or in risk profiles. These changes in strategies are to position us in relation to our risk exposures in an attempt to capture market opportunities as they arise.
As of December 31, 2014, we had primarily entered into swap contracts on forecasted purchases from 2015 through 2016 of NYMEX WTI crude oil and forecasted sales of U.S. Gulf Coast ultra-low sulfur diesel, U.S. Gulf Coast jet fuel and U.S. Gulf Coast gasoline. These derivative instruments, on a combined basis, were entered into to hedge a portion of our gross profit in our fuel products segment. We have also entered into basis swap contracts that improve the effectiveness of our crude oil swap contracts by locking in the spread between NYMEX WTI and the crude oil that we are actually purchasing for use by our facilities.
The following table provides a summary of the implied crack spreads for our crude oil and diesel fuel swaps on a combined basis as of December 31, 2014 in our fuel products segment:

Crude Oil and Diesel Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
Second Quarter 2015	91,000	1,000	$28.03
Third Quarter 2015	138,000	1,500	$28.02
Fourth Quarter 2015	138,000	1,500	$28.02
Calendar Year 2016	732,000	2,000	$26.71
Total	1,099,000
Average price			$27.15
The following table provides a summary of the implied crack spreads for our crude oil and gasoline fuel swaps on a combined basis as of December 31, 2014 in our fuel products segment:

Crude Oil and Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
First Quarter 2015	315,000	3,500	$13.18
Total	315,000
Average price			$13.18

During 2014, we entered into crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. The following table provides a summary of diesel percent basis crack spread swap contracts as of December 31, 2014 in our fuel products segment:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average % of WTI/Bbl
Third Quarter 2015	414,000	4,500	33.2%
Fourth Quarter 2015	414,000	4,500	33.2%
Calendar Year 2016	1,647,000	4,500	31.7%
Total	2,475,000
Average percentage			32.2%
The following table provides a summary of crude oil percent basis swap contracts related to crude oil purchases as of December 31, 2014 in our fuel products segment:

Crude Oil Percent Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2015	184,000	2,000	73.0%
Fourth Quarter 2015	184,000	2,000	73.0%
Total	368,000
Average percentage			73.0%
The following table provides a summary of natural gas swaps as of December 31, 2014 in our specialty products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
First Quarter 2015	1,770,000	$4.09
Second Quarter 2015	1,500,000	$4.11
Third Quarter 2015	1,500,000	$4.11
Fourth Quarter 2015	1,900,000	$4.12
Calendar Year 2016	5,880,000	$4.22
Calendar Year 2017	1,830,000	$4.28
Total	14,380,000
Average price		$4.18
The following table provides a summary of natural gas collars as of December 31, 2014 in our specialty products segment:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
First Quarter 2015	240,000	$4.25	$3.79
Second Quarter 2015	240,000	$4.25	$3.79
Third Quarter 2015	240,000	$4.25	$3.79
Fourth Quarter 2015	200,000	$4.25	$3.85
Calendar Year 2016	600,000	$4.25	$3.89
Total	1,520,000
Average price		$4.25	$3.84

Subsequent to December 31, 2014, we entered into the following diesel percent basis crack spread swap contracts in our fuel products segment:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average % of WTI/Bbl
Third Quarter 2015	92,000	1,000	32.6%
Fourth Quarter 2015	92,000	1,000	32.6%
Calendar Year 2016	549,000	1,500	32.0%
Total	733,000
Average percentage			32.2%
Subsequent to December 31, 2014, we entered into the following implied crack spreads for our crude oil and diesel fuel swaps on a combined basis in our fuel products segment:

Crude Oil and Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Implied Crack Spread ($/Bbl)
Third Quarter 2015	46,000	500	$18.99
Fourth Quarter 2015	46,000	500	$18.99
Calendar Year 2016	366,000	1,000	$19.64
Total	458,000
Average price			$19.51
Subsequent to December 31, 2014, we entered into the following implied crack spreads for our crude oil and gasoline fuel swaps on a combined basis in our fuel products segment:

Crude Oil and Gasoline Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
First Quarter 2015	423,500	4,706	$12.81
Second Quarter 2015	1,274,000	14,000	$16.82
Third Quarter 2015	322,000	3,500	$14.31
Total	2,019,500
Average price			$15.58
Please read Note 8 “Derivatives” in the notes to our consolidated financial statements under Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the accounting treatment for the various types of derivative instruments, and a further discussion of our hedge accounting policies and more information relating to our implied crack spreads of crude oil, diesel, gasoline and jet fuel derivative instruments.
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

The following table illustrates how a change in market price (holding all other variables constant and excluding the impact of our current hedges) would affect our sales and cost of sales in the consolidated statements of operations:

	Sales		Cost of Sales
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(In millions)
Fuel Products:
$1.00 change in per barrel price of crude oil (1)			$25.7	$23.9
$1.00 change in per barrel selling price of gasoline, diesel and jet fuel (1)	$25.7	$23.9

Specialty Products:
$1.00 change in per barrel price of crude oil (1)			$9.1	$9.6
$0.50 change in MMBtu (one million British Thermal Units) of natural gas (2)			$6.0	$5.6
(1)    Based on our 2014 and 2013 sales volumes.
(2)    Based on our results for the years ended December 31, 2014 and 2013.
Revolving Credit Facility
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts Receivable and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. Our inventory is based on local crude oil prices at period end, which can materially fluctuate period to period.
Pension Assets Volatility and Investment Policy
Our Pension Plan assets are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the Plan’s fiduciaries, which direct investments according to specific policies. Our consolidated statement of operations is currently shielded from volatility in plan assets due to the way accounting standards are applied for pension plans, although favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to the future rate of return. Please read Note 12 “Employee Benefit Plans” under Part II, Item 8 “Financial Statements and Supplementary Data” for a further discussion of our investment policies.
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
Holding other variables constant (RINs requirements), a $1.00 change in the price of RINs as of December 31, 2014 would be expected to have an impact on net income for 2014 of approximately $87.0 million.
Interest Rate Risk
We use various strategies to reduce our exposure to interest rate risk, including the use of financially settled derivative instruments, such as interest rate swaps and options, to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity by modifying the pricing characteristics of certain debt instruments so that earnings are not adversely affected by movement in interest rates. During 2014, we entered into an interest rate swap agreement that converted a portion of our senior notes from a fixed interest rate to a variable rate that fluctuates based on changes in the one-month London Interbank Offered Rate (“LIBOR”). During the first quarter 2015, we terminated this interest rate swap agreement. We have disclosed this interest rate swap designated as a fair value hedge in Note 8 “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data.”

For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of December 31, 2014 and 2013, which we disclose in Note 7 “Long-Term Debt” and Note 9 “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data.”

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2019 Notes	$—	$—	$554.2	$490.5
2020 Notes	$290.5	$271.3	$309.4	$270.7
2021 Notes	$803.3	$900.0	$—	$—
2022 Notes	$339.5	$347.8	$353.9	$344.8
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $1.0 billion revolving credit facility as of December 31, 2014, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $150.8 million of variable rate debt as of December 31, 2014. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2014 would be expected to have an impact on net income and cash flows for 2014 of approximately $1.5 million. We had no variable rate debt outstanding as of December 31, 2013.
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
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Anchor Drilling Fluids USA, Inc. and Anchor Oilfield Services, which are included in the Company’s 2014 consolidated financial statements and constituted $375,377,000 and $282,309,000 of the Company’s total and net assets, respectively, as of December 31, 2014 and $368,449,000 and $14,726,000 of the Company’s sales and net loss, respectively, for the year then ended. Management also did not perform an evaluation of the internal control over financial reporting of Anchor Drilling Fluids USA, Inc. and Anchor Oilfield Services.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Based on this assessment, we have concluded that internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of internal control over financial reporting which appears on the following page.

March 2, 2015	/s/ F. William Grube
F. William Grube Chief Executive Officer and Vice Chairman of the Board of Calumet GP, LLC, general partner of Calumet Specialty Products Partners, L.P. (Principal Executive Officer)

March 2, 2015	/s/ R. Patrick Murray, II
R. Patrick Murray, II Executive Vice President, Chief Financial Officer and Secretary of Calumet GP, LLC (Principal Accounting and Financial Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.
We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Calumet Specialty Products Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Anchor Drilling Fluids USA, Inc. and Anchor Oilfield Services, which are included in the 2014 consolidated financial statements of Calumet Specialty Products Partners, L.P. and constituted $375,377,000 and $282,309,000 of total and net assets, respectively, as of December 31, 2014 and $368,449,000 and $14,726,000 of sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Calumet Specialty Products Partners, L.P. also did not include an evaluation of the internal control over financial reporting of Anchor Drilling Fluids USA, Inc. and Anchor Oilfield Services.
In our opinion Calumet Specialty Products Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2014 of Calumet Specialty Products Partners, L.P. and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.
We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Specialty Products Partners, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 2, 2015

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2014	2013
	(In millions, except unit and per unit data)
ASSETS
Current assets:
Cash and cash equivalents	$8.5	$121.1
Accounts receivable:
Trade, less allowance for doubtful accounts of $1.6 million and $1.2 million, respectively	326.0	250.3
Other	23.8	13.0
	349.8	263.3
Inventories	513.5	567.4
Derivative assets	23.2	—
Prepaid expenses and other current assets	7.5	18.9
Deposits	1.7	3.7
Deferred income taxes	2.3	—
Total current assets	906.5	974.4
Property, plant and equipment, net	1,464.4	1,160.4
Investment in unconsolidated affiliates	137.3	33.4
Goodwill	245.8	207.0
Other intangible assets, net	257.5	212.9
Other noncurrent assets, net	108.3	100.0
Total assets	$3,119.8	$2,688.1
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$419.9	$355.8
Accrued interest payable	37.6	22.5
Accrued salaries, wages and benefits	21.9	14.0
Other taxes payable	17.9	16.7
Other current liabilities	40.0	36.2
Current portion of long-term debt	0.6	0.4
Derivative liabilities	5.6	54.8
Total current liabilities	543.5	500.4
Deferred income taxes	32.3	1.7
Pension and postretirement benefit obligations	20.0	11.7
Other long-term liabilities	0.9	1.1
Long-term debt, less current portion	1,712.9	1,110.4
Total liabilities	2,309.6	1,625.3
Commitments and contingencies
Partners’ capital:
Limited partners’ interest (69,452,233 units and 69,317,278 units, issued and outstanding at December 31, 2014 and 2013, respectively)	765.9	1,079.6
General partner’s interest	30.6	36.6
Accumulated other comprehensive income (loss)	13.7	(53.4)
Total partners’ capital	810.2	1,062.8
Total liabilities and partners’ capital	$3,119.8	$2,688.1
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In millions, except unit and per unit data)
Sales	$5,791.1	$5,421.4	$4,657.3
Cost of sales	5,261.4	5,011.4	4,144.1
Gross profit	529.7	410.0	513.2
Operating costs and expenses:
Selling	149.6	62.6	41.6
General and administrative	98.3	82.1	60.9
Transportation	171.4	142.7	107.9
Taxes other than income taxes	13.4	14.2	9.1
Asset impairment	36.0	10.5	1.6
Other	14.2	6.3	6.2
Operating income	46.8	91.6	285.9
Other income (expense):
Interest expense	(110.8)	(96.8)	(85.6)
Debt extinguishment costs	(89.9)	(14.6)	—
Realized gain (loss) on derivative instruments	43.8	(4.7)	9.5
Unrealized gain (loss) on derivative instruments	(0.6)	25.7	(3.8)
Other	(2.3)	2.7	0.5
Total other expense	(159.8)	(87.7)	(79.4)
Net income (loss) before income taxes	(113.0)	3.9	206.5
Income tax expense (benefit)	(0.8)	0.4	0.8
Net income (loss)	$(112.2)	$3.5	$205.7
Allocation of net income (loss):
Net income (loss)	$(112.2)	$3.5	$205.7
Less:
General partner’s interest in net income (loss)	(2.2)	0.1	4.1
General partner’s incentive distribution rights	15.4	14.7	5.5
Non-vested share based payments	—	0.2	1.1
Net income (loss) available to limited partners	$(125.4)	$(11.5)	$195.0
Weighted average limited partner units outstanding:
Basic	69,671,827	67,938,784	55,559,183
Diluted	69,671,827	67,938,784	55,676,741
Limited partners’ interest basic net income (loss) per unit	$(1.80)	$(0.17)	$3.51
Limited partners’ interest diluted net income (loss) per unit	$(1.80)	$(0.17)	$3.50
Cash distributions declared per limited partner unit	$2.74	$2.70	$2.30
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net income (loss)	$(112.2)	$3.5	$205.7
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge (gain) loss reclassified to net income (loss)	(37.0)	(0.5)	154.1
Change in fair value of cash flow hedges	114.2	(36.9)	(215.1)
Defined benefit pension and retiree health benefit plans	(9.6)	9.6	(3.0)
Foreign currency translation adjustment	(0.5)	(0.1)	—
Total other comprehensive income (loss)	67.1	(27.9)	(64.0)
Comprehensive income (loss) attributable to partners’ capital	$(45.1)	$(24.4)	$141.7
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital		Total
		General Partner	Limited Partners

	(In millions)
Balance at December 31, 2011	$38.5	$23.9	$666.5	$728.9
Other comprehensive loss	(64.0)	—	—	(64.0)
Net income	—	9.6	196.1	205.7
Common units repurchased for phantom unit grants	—	—	(2.1)	(2.1)
Issuance of phantom units, net of taxes withheld	—	—	1.7	1.7
Amortization of vested phantom units	—	—	2.3	2.3
Proceeds from public offerings of common units, net	—	—	146.6	146.6
Contributions from Calumet GP, LLC	—	3.1	—	3.1
Distributions to partners	—	(6.1)	(126.3)	(132.4)
Balance at December 31, 2012	$(25.5)	$30.5	$884.8	$889.8
Other comprehensive loss	(27.9)	—	—	(27.9)
Net income (loss)	—	14.8	(11.3)	3.5
Common units repurchased for phantom unit grants	—	—	(5.0)	(5.0)
Issuance of phantom units, net of taxes withheld	—	—	(0.3)	(0.3)
Amortization of vested phantom units	—	—	3.2	3.2
Proceeds from public offerings of common units, net	—	—	392.5	392.5
Contributions from Calumet GP, LLC	—	8.4	—	8.4
Distributions to partners	—	(17.1)	(184.3)	(201.4)
Balance at December 31, 2013	$(53.4)	$36.6	$1,079.6	$1,062.8
Other comprehensive income	67.1	—	—	67.1
Net income (loss)	—	13.2	(125.4)	(112.2)
Common units repurchased for phantom unit grants	—		(2.2)	(2.2)
Issuance of phantom units, net of taxes withheld	—	—	(1.2)	(1.2)
Cash settlement of unit based compensation	—	—	(0.9)	(0.9)
Amortization of vested phantom units	—	—	3.0	3.0
Proceeds from public offerings of common units, net	—	—	3.6	3.6
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Distributions to partners	—	(19.3)	(190.6)	(209.9)
Balance at December 31, 2014	$13.7	$30.6	$765.9	$810.2
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Operating activities
Net income (loss)	$(112.2)	$3.5	$205.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138.6	117.8	91.6
Amortization of turnaround costs	24.5	15.9	13.4
Non-cash interest expense	6.4	7.0	6.1
Non-cash debt extinguishment costs	19.0	3.4	—
Provision for doubtful accounts	0.5	0.1	—
Unrealized (gain) loss on derivative instruments	0.6	(25.7)	3.8
Asset impairment	36.0	10.5	1.6
Loss on disposal of fixed assets	4.8	15.2	2.5
Non-cash equity based compensation	6.5	4.8	6.5
Deferred income tax benefit	(1.2)	—	—
Lower of cost or market inventory adjustment	74.1	(2.1)	6.1
Earnings in unconsolidated affiliates	3.4	0.3	—
Other non-cash activities	0.7	(10.2)	(0.5)
Changes in assets and liabilities:
Accounts receivable	(0.4)	(32.3)	34.6
Inventories	43.9	16.4	11.8
Prepaid expenses and other current assets	1.3	2.6	21.7
Derivative activity	6.7	(1.8)	(5.0)
Turnaround costs	(27.6)	(68.6)	(14.9)
Deposits	2.6	4.2	(5.9)
Other assets	—	(0.1)	(4.0)
Accounts payable	(13.1)	6.8	11.1
Accrued interest payable	15.1	(1.0)	13.0
Accrued salaries, wages and benefits	(14.7)	(7.1)	1.0
Accrued income taxes payable	—	(27.6)	(16.1)
Other taxes payable	(1.1)	3.0	0.9
Other liabilities	13.7	6.8	2.7
Pension and postretirement benefit obligations	(1.3)	(2.7)	(7.6)
Net cash provided by operating activities	226.8	39.1	380.1
Investing activities
Additions to property, plant and equipment	(289.9)	(160.8)	(57.0)
Investment in unconsolidated affiliates	(105.4)	(31.8)	—
Cash paid for acquisitions, net of cash acquired	(263.6)	(177.7)	(569.2)
Proceeds from sale of property, plant and equipment	0.1	—	2.0
Net cash used in investing activities	(658.8)	(370.3)	(624.2)
Financing activities
Proceeds from borrowings — revolving credit facility	1,625.1	865.6	1,558.3
Repayments of borrowings — revolving credit facility	(1,474.3)	(865.6)	(1,558.3)
Repayments of borrowings — senior notes	(500.0)	(100.0)	—
Repayments of borrowings — acquisition debt assumed	—	(11.9)	—
Payments on capital lease obligations	(1.9)	(1.1)	(1.5)
Proceeds from other financing obligations	—	3.5	—
Proceeds from public offerings of common units, net	3.6	392.5	146.6
Proceeds from senior notes offerings	900.0	344.7	270.2
Debt issuance costs	(19.9)	(7.3)	(7.7)
Contributions from Calumet GP, LLC	0.1	8.4	3.1
Common units repurchased and taxes paid for phantom unit grants	(2.2)	(7.1)	(2.1)
Cash settlement of unit based compensation	(0.9)	—	—
Distributions to partners	(210.2)	(201.6)	(132.4)
Net cash provided by financing activities	319.4	420.1	276.2
Net increase (decrease) in cash and cash equivalents	(112.6)	88.9	32.1
Cash and cash equivalents at beginning of year	121.1	32.2	0.1
Cash and cash equivalents at end of year	$8.5	$121.1	$32.2
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$107.8	$91.4	$66.2
Income taxes paid	$0.5	$29.8	$0.7
Supplemental disclosure of non-cash investing and financing activities
Non-cash property, plant and equipment additions	$39.9	$13.1	$5.8
Non-cash capital lease	$39.4	$—	$—
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2014, the Company had 69,452,233 limited partner common units and 1,417,392 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, white mineral oils, solvents, petrolatums, waxes, drilling fluids and fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and heavy fuel oils in addition to oilfield services and products. The Company is also engaged in the resale of purchased crude oil to third party customers. The Company is based in Indianapolis, Indiana and owns specialty and fuel products facilities primarily located in northwest Louisiana, northwest Wisconsin, northern Montana, western Pennsylvania, Texas, New Jersey, eastern Missouri and North Dakota. We own and lease oilfield services locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. We own and lease additional facilities, primarily related to the production and distribution of specialty, fuel and oilfield services products, throughout the United States (“U.S.”).
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
Accounts Receivable
The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are carried at their face amounts and are generally due within 30 days to 45 days from date of invoice for the specialty products and oilfield services segments and 10 days from date of invoice for the fuel products segment. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay. Individual accounts are written off against the allowance for doubtful accounts after all reasonable collection efforts have been exhausted.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2014	2013	2012
Beginning balance	$1.2	$1.2	$0.9
Provision	0.5	0.1	—
Recoveries	—	—	0.4
Write-offs, net	(0.1)	(0.1)	(0.1)
Ending balance	$1.6	$1.2	$1.2
Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $18.9 million lower and $32.2 million higher as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the Company had $8.2 million and $2.6 million, respectively, of consigned inventory.
Inventories consist of the following (in millions):

	December 31,
	2014	2013
Raw materials	$77.8	$122.7
Work in process	75.4	102.6
Finished goods	360.3	342.1
	$513.5	$567.4
Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. For each of the years ended December 31, 2014, 2013 and 2012, the Company recorded gains and (losses) of $(31.8) million, $4.2 million and $(4.2) million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the years ended December 31, 2014 and 2012 the Company recorded $74.1 million and $6.1 million, respectively, of losses in cost of sales in the consolidated statements of operations due to the lower of cost or market valuation. During the year ended December 31, 2013, the Company recorded $2.1 million of gains in cost of sales in the consolidated statements of operations due to the lower of cost or market valuation.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2014	2013
Land	$18.3	$17.6
Buildings and improvements (10 to 40 years)	66.8	39.1
Machinery and equipment (10 to 20 years)	1,419.1	1,327.4
Furniture and fixtures (5 to 10 years)	21.8	21.7
Assets under capital leases (10 to 28 years)	50.5	11.1
Construction-in-progress	354.0	121.5
	1,930.5	1,538.4
Less accumulated depreciation	(466.1)	(378.0)
	$1,464.4	$1,160.4
Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.
During 2014, 2013 and 2012, the Company incurred $122.8 million, $101.2 million and $86.3 million, respectively, of interest expense of which $12.0 million, $4.4 million and $0.7 million, respectively, was capitalized as a component of property, plant and equipment.
The Company has not recorded an asset retirement obligation as of December 31, 2014 or 2013 because such potential obligations cannot be measured since it is not possible to estimate the settlement dates.
During the years ended December 31, 2014, 2013 and 2012, the Company recorded $98.3 million, $92.0 million and $74.3 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $0.8 million, $0.7 million and $1.0 million for the years ended 2014, 2013 and 2012, respectively, related to the Company’s capital lease assets.
The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2014 and 2013, the Company has $17.4 million and $17.3 million, respectively, of unamortized capitalized software costs. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $3.4 million, $3.3 million, and $1.0 million, respectively, of amortization expense on capitalized computer software.
Investment in Unconsolidated Affiliates
The Company accounts for its ownership in its Dakota Prairie Refining, LLC and Juniper GTL LLC joint ventures in accordance with ASC 323, Investments — Equity Method and Joint Ventures. The equity method of accounting is applied when the investor has an ownership interest of less than 50% and/or has significant influence over the operating or financial decisions of the investee. Under the equity method, the Company’s proportionate share of net income (loss) is reflected as a single-line item in the consolidated statements of operations and increases or decreases, as applicable, in the carrying value of the Company’s investment in the consolidated balance sheets. In addition, the proportionate share of net income (loss) is reflected as a non-cash activity in operating activities in the consolidated statements of cash flows. Contributions increase the carrying value of the investment and are reflected as an investing activity in the consolidated statements of cash flows.
Equity method investments are assessed for other-than-temporary impairment when the investment generates net losses. No impairment was recognized in 2014 or 2013. For further information on investment in unconsolidated affiliates, refer to Note 4.
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
Due to falling crude oil prices in the fourth quarter of 2014, the Company updated its goodwill impairment analysis as of December 31, 2014, resulting in the fair value of one reporting unit to be less than its carrying value. An impairment charge of $36.0 million was recorded on goodwill as a result of this step 2 analysis.
No impairment was recognized on indefinite lived intangible assets in 2014 nor for goodwill and indefinite lived intangible assets in 2013 or 2012 based upon the quantitative and qualitative assessments, respectively.
Definite Lived Intangible Assets
Definite lived intangible assets consist of intangible assets associated with customer relationships, supplier agreements, tradenames, trade secrets, patents, non-competition agreements, distributor agreements and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using discounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the discounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, refer to Note 5.
Other Noncurrent Assets
Other noncurrent assets include deferred debt issuance costs and turnaround costs. Deferred debt issuance costs were $34.7 million and $29.7 million as of December 31, 2014 and 2013, respectively, and are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $4.3 million and $13.6 million at December 31, 2014 and 2013, respectively.
Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $70.1 million and $67.0 million as of December 31, 2014 and 2013, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets. These amounts are net of accumulated amortization of $46.2 million and $25.7 million at December 31, 2014 and 2013, respectively.

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
During 2013, the Company recorded write-downs related to idle fixed assets within its specialty products segment. The non-cash charges of $10.5 million, were recorded in asset impairment on the consolidated statements of operations and loss on disposal of fixed assets in the consolidated statements of cash flows for the year ended December 31, 2013.
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
Income Taxes
The Company, as a partnership, is generally not liable for federal and state income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries. However, the Company conducts certain activities through wholly-owned subsidiaries that are corporations, including ADF Holdings, Inc. and Anchor Drilling Fluids USA, Inc. (collectively “Anchor”), which are subject to federal, state and local income taxes. Additionally, the Company is subject to

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

franchise taxes in certain states. Income taxes on the earnings of the Company, with the exception of the above mentioned taxes, are the responsibility of its partners, with earnings of the Company included in partners’ earnings.
In the event that the Company’s taxable income does not meet certain qualification requirements, the Company would be taxed as a corporation. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. Generally, tax returns remain subject to examination by taxing authorities for three years. The Company had no unrecognized tax benefits as of December 31, 2014 and 2013.
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
Shipping and Handling Costs
The Company complies with ASC 605-45, Revenue Recognition — Principal Agent Considerations. ASC 605-45 requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or to be disclosed if classified elsewhere. The Company has reflected $171.4 million, $142.7 million and $107.9 million, respectively, for the years ended December 31, 2014, 2013, and 2012, in transportation expense in the consolidated statements of operations, the majority of which is billed to customers.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses
The Company expenses advertising costs as incurred which totaled $20.5 million, $14.6 million and $8.2 million in 2014, 2013 and 2012, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.
Renewable Identification Numbers Obligation
The Company’s Renewable Identification Numbers obligation (“RINs Obligation”) represents a liability for the purchase of RINs to satisfy the U.S. Environmental Protection Agency (“EPA”) requirement to blend biofuels into the fuel products it produces pursuant to the EPA’s Renewable Fuel Standard (“RFS”). RINs are assigned to biofuels produced in the U.S. as required by the EPA. The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of motor fuels from petroleum, the Company is required to blend biofuels into the fuel products it produces at a rate that will meet the EPA’s annual quota. To the extent the Company is unable to blend biofuels at that rate, it must purchase RINs in the open market to satisfy the annual requirement. The Company’s RINs Obligation is based on the amount of RINs it must purchase and the price of those RINs as of the balance sheet date. The Company uses the inventory model to account for RINs, measuring acquired RINs at weighted-average cost. The cost of RINs used each period is charged to cost of sales with cash inflows and outflows recorded in the operating cash flow section of the consolidated statements of cash flows. Excess RINs are classified as inventory in the consolidated balance sheets. The Company recognizes a liability at the end of each reporting period in which the Company does not have sufficient RINs to cover the RINs Obligation. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RIN spot price.
From time to time, the Company holds varying amounts of RINs for resale. RINs obtained from third parties are initially recorded at their cost at the time the Company acquires them and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of RINs obtained from third parties would be reflected in prepaid expenses and other assets on the consolidated balance sheets.
Foreign Currency Translation and Transactions
Certain of the Company’s subsidiaries use a local currency as their functional currency. Assets and liabilities of subsidiaries with a local currency as their functional currency are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive income (loss), which is reflected in partners’ capital in the Company’s consolidated balance sheets.
Certain of the Company’s subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than such entity’s respective functional currency. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in other income (expense) in the consolidated statements of operations.
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-04, Liabilities (Topic 405) — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 was effective for fiscal periods (including interim periods) beginning after December 15, 2013 and should be applied retrospectively. The adoption of ASU 2013-04 did not have an impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will be effective beginning in fiscal year 2017 and early adoption is not permitted. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award provide that a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides guidance for the recognition, measurement and disclosure of obligations resulting from unit-based payments after the requisite service period has ended when the eligible employee has ceased rendering service and is still eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for fiscal periods (including interim periods) beginning after December 15, 2015 and early adoption is permitted. Provisions of ASU 2014-12 may be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have an impact on the Company’s consolidated financial statements as its unit-based compensation plans do not currently provide for achieving performance targets subsequent to the end of requisite service periods.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides guidance that allows all acquired entities to choose to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have an impact on the Company’s consolidated financial statements.
3. Acquisitions

On August 1, 2014, the Company completed the acquisition of substantially all of the assets of privately-held Specialty Oilfield Solutions, Ltd. (“SOS”) for aggregate consideration of approximately $29.6 million, net of cash acquired and subject to certain purchase price adjustments (“SOS Acquisition”). SOS is a full-service drilling fluids and solids control company with operations in the Eagle Ford, Marcellus and Utica shale formations. The SOS Acquisition was financed with borrowings under the Company’s revolving credit facility. The Company believes the SOS Acquisition increases its sales into the oilfield services market, expands its geographic reach and increases its asset diversity.
On March 31, 2014, the Company completed the acquisition of 100% of the membership interests of ADF Holdings, Inc., the parent company of Anchor, an independent provider and marketer of drilling fluids, completion fluids and production chemicals to the oil and gas exploration industry (“Anchor Acquisition”). Total consideration was approximately $223.6 million, net of cash acquired and subject to certain other adjustments. In connection with the Anchor Acquisition, the Company is required to pay 50% by which the amount of taxes paid in a post-closing tax period are reduced (or a refund is actually received or credited) as a result of the utilization of post-closing transaction tax deductions in the 2014 taxable year (but, for the avoidance of doubt, no other taxable year) to the sellers, which is estimated to be $1.0 million as of December 31, 2014. Anchor designs, manufactures and packages drilling fluid products at its locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. The Anchor Acquisition was financed by using a portion of the net proceeds of approximately $884.0 million from the Company’s March 2014 private placement of 6.50% senior notes due April 15, 2021. The Company believes the Anchor Acquisition further expands its specialty products offering, increases its sales into the oilfield services market, expands its geographic reach and increases its asset diversity.
On February 28, 2014, the Company completed the acquisition of substantially all of the assets of United Petroleum, LLC (“United Petroleum”), a marketer and distributor of high performance lubricants, for aggregate consideration of approximately $10.4 million, (“United Petroleum Acquisition”). The United Petroleum Acquisition was financed with cash on hand. The Company believes the United Petroleum Acquisition increases its position in the specialty lubricants market.
On December 10, 2013, the Company completed the acquisition of 100% of the membership interests of Bel-Ray Company, LLC (“Bel-Ray”), a manufacturer and global distributor of high-performance lubricants and greases, for aggregate consideration of approximately $53.6 million, net of cash acquired and excluding debt assumed (“Bel-Ray Acquisition”). Bel-Ray distributes, both domestically and internationally, a wide array of high-end specialty synthetic lubricants and greases which are used in the aerospace, automotive, energy, food, marine, military, mining, motorcycle, powersports, steel and textiles industries. The Bel-Ray Acquisition was financed by using a portion of the net proceeds of $337.4 million from the Company’s November 2013 private placement of 7.625% senior notes due January 15, 2022. The Company believes the Bel-Ray

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition increases its position in the specialty lubricants market, expands its geographic reach and increases its asset diversity. At closing, the Company repaid the $11.9 million of debt assumed in connection with the Bel-Ray Acquisition.
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
On January 2, 2013, the Company completed the acquisition of NuStar Energy L.P.’s (“NuStar”) San Antonio, Texas refinery, together with related assets and the assumption of certain liabilities and obligations (“San Antonio Acquisition”). Total consideration for the San Antonio Acquisition was approximately $117.9 million, net of cash acquired. The refinery has total crude oil throughput capacity of 17,500 bpd and primarily produces diesel, jet fuel, gasoline and other fuel products. The San Antonio Acquisition was funded with borrowings under the Company’s revolving credit facility with the balance through cash on hand. The Company believes the San Antonio Acquisition further diversifies the Company’s crude oil feedstock slate, operating asset base and geographic presence.
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
On July 3, 2012, the Company completed the acquisition of Royal Purple, Inc. (“Royal Purple”), a Texas corporation which was converted into a Delaware limited liability company at closing, for aggregate consideration of approximately $331.2 million, net of cash acquired (“Royal Purple Acquisition”). Royal Purple is a leading independent formulator and marketer of premium industrial and consumer lubricants to a diverse customer base across several large markets including oil and gas, chemicals and refining, power generation, manufacturing and transportation, food and drug manufacturing and automotive aftermarket. The Royal Purple Acquisition was financed with net proceeds of $262.5 million from the Company’s June 2012 private placement of 9.625% senior notes due August 1, 2020 and cash on hand. The Company believes the Royal Purple Acquisition increases its position in the specialty lubricants market, expands its geographic reach, increases its asset diversity and enhances its specialty products segment.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation
The assets and results of the operations from such assets acquired as a result of the Montana, San Antonio and Crude Oil Logistics Acquisitions have been included in the fuel products segments since their dates of acquisition, October 1, 2012, January 2, 2013 and August 9, 2013, respectively. The assets and results of operations from such assets acquired as a result of the Missouri, Calumet Packaging, Royal Purple, Bel-Ray and United Petroleum Acquisitions have been included in the specialty products segment since their dates of acquisition, January 3, 2012, January 6, 2012, July 3, 2012, December 10, 2013 and February 28, 2014, respectively. The assets and results of operations from such assets acquired as a result of the Anchor and SOS Acquisitions have been included in the oilfield services segment since their dates of acquisition, March 31, 2014 and August 1, 2014, respectively.
The allocations of the aggregate purchase prices to assets acquired and liabilities assumed for acquisitions are as follows (in millions):

	2014 Acquisitions			2013 Acquisitions			2012 Acquisitions
	SOS	Anchor	United Petroleum	Bel-Ray	Crude Oil Logistics	San Antonio	Montana	Royal Purple	Calumet Packaging	Missouri
Accounts receivable	$11.6	$75.0	$—	$4.3	$—	$—	$29.0	$15.2	$5.2	$—
Inventories	2.7	61.2	0.2	11.1	—	17.0	43.7	19.3	8.0	2.7
Prepaid expenses and other current assets	0.1	0.4	—	0.6	0.1	—	23.1	0.2	0.3	—
Deposits	—	0.6	—	—	—	—	0.3	—	—	—
Deferred tax asset	—	0.9	—	—	—	—	—	—	—	—
Property, plant and equipment, net	15.1	35.9	—	6.5	0.9	100.7	125.4	10.6	17.7	10.0
Investment in unconsolidated affiliates	—	1.9	—	—	—	—	—	—	—	—
Goodwill	0.8	69.0	5.0	9.1	5.2	5.7	27.6	109.2	0.4	1.5
Other intangible assets, net	5.7	74.0	5.2	41.4	—	—	—	183.4	2.6	5.4
Other noncurrent assets, net	—	—	—	0.3	—	—	0.3	—	—	—
Accounts payable	(6.2)	(44.2)	—	(3.9)	—	—	(8.4)	(3.8)	(2.7)	—
Accrued salaries, wages and benefits	—	(18.2)	—	(1.3)	—	(0.1)	(1.4)	(1.7)	(0.2)	—
Accrued income taxes payable	—	—	—	—	—	—	(15.6)	—	—	—
Other taxes payable	(0.2)	(1.8)	—	(1.7)	—	—	(3.0)	(0.2)	—	—
Other current liabilities	—	(0.4)	—	(0.8)	—	(5.4)	(0.1)	(1.0)	(0.9)	—
Current portion of long-term debt	—	—	—	(11.9)	—	—	—	—	—	—
Long-term debt	—	—	—	—	—	—	—	—	(3.5)	—
Deferred income tax liability	—	(30.7)	—	—	—	—	(27.6)	—	—	—
Other long-term liabilities	—	—	—	(0.1)	—	—	—	—	—	—
Pension and postretirement benefit obligations	—	—	—	—	—	—	(1.7)	—	—	—
Total purchase price, net of cash acquired	$29.6	$223.6	$10.4	$53.6	$6.2	$117.9	$191.6	$331.2	$26.9	$19.6

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
The components of intangible assets listed in the table above were as follows (in millions):

	SOS		Anchor		United Petroleum		Bel-Ray
	August 1, 2014		March 31, 2014		February 28, 2014		December 10, 2013
	Amount	Life (Years)	Amount	Life (Years)	Amount	Life (Years)	Amount	Life (Years)
Customer relationships	$4.3	15	$52.7	20	$3.8	20	$28.6	30
Tradenames	1.4	20	18.4	21	1.4	20	4.2	18
Trade secrets	—	—	—	—	—	—	8.5	18
Non-competition agreements	—	—	2.9	2	—	—	0.1	3
Totals	$5.7		$74.0		$5.2		$41.4
Weighted average amortization period		16		20		20		26
Goodwill
The Company recorded the following goodwill (in millions):

	Amount	Business Segment
SOS Acquisition (1)	$0.8	Oilfield Services
Anchor Acquisition (1) (3)	$69.0	Oilfield Services
United Petroleum Acquisition (1)	$5.0	Specialty Products
Bel-Ray Acquisition (1)	$9.1	Specialty Products
Crude Oil Logistics Acquisition (2)	$5.2	Fuel Products
San Antonio Acquisition (1)	$5.7	Fuel Products

(1)	Goodwill recognized relates primarily to enhancing the Company’s strategic platform for expansion in the respective business segment noted above.

(2)	Goodwill recognized relates primarily to enhancing the Company’s crude oil gathering operations to support the Superior refinery and sales to third party customers.

(3)	Approximately $9.7 million of goodwill associated with the Anchor Acquisition is tax deductible due to Anchor’s tax status as a corporation.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Expenses
In connection with the respective acquisitions, the Company incurred the following expenses, which are reflected in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
SOS Acquisition	$0.1	$—	$—
Anchor Acquisition	$0.6	$—	$—
United Petroleum Acquisition	$0.1	$—	$—
Bel-Ray Acquisition	$0.3	$0.4	$—
Crude Oil Logistics Acquisition	$—	$0.2	$—
San Antonio Acquisition	$—	$0.5	$—
Montana Acquisition	$—	$0.1	$3.3
Royal Purple Acquisition	$—	$—	$0.4
Calumet Packaging Acquisition	$—	$—	$0.2
Missouri Acquisition	$—	$—	$0.5
Results of Sales and Earnings
The following financial information reflects sales and operating income (loss) of the United Petroleum, Anchor and SOS Acquisitions in 2014, the San Antonio and Bel-Ray Acquisitions in 2013 and the Missouri, Calumet Packaging, Royal Purple and Montana Acquisitions in 2012 that are included in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2014	2013	2012
Sales	$382.9	$480.1	$266.1
Operating income (loss)	$(11.2)	$(22.5)	$18.6
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information reflects the unaudited consolidated results of operations of the Company as if the Anchor Acquisition had taken place on January 1, 2013 (in millions, except for per unit data):

	Year Ended December 31,
	2014	2013
Sales	$5,873.6	$5,730.8
Net income (loss)	$(124.6)	$21.9
Limited partners’ interest net income (loss) per unit — basic	$(1.97)	$0.10
Limited partners’ interest net income (loss) per unit — diluted	$(1.97)	$0.10
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
4. Investment in Unconsolidated Affiliates
Dakota Prairie Refining, LLC
On February 7, 2013, the Company entered into a joint venture agreement with MDU Resources Group, Inc. (“MDU”) to develop, build and operate a diesel refinery in southwestern North Dakota. The joint venture is named Dakota Prairie Refining, LLC (“Dakota Prairie”). The capitalization of the joint venture is expected to be funded through contributions of $217.5 million from MDU and a total of $217.5 million from the Company comprised of $142.5 million through cash contributions and

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds of $75.0 million from an unsecured syndicated term loan facility with the joint venture as the borrower which is expected to be repaid by the Company through its allocation of profits from the joint venture. The term loan facility was funded in April 2013. The majority of the direct funding by the Company occurred in 2014. The joint venture will allocate profits on a 50%/50% basis to the Company and MDU. The joint venture is governed by a board of managers comprised of representatives from both the Company and MDU. MDU will provide a portion of the crude oil supply to the refinery, as well as natural gas and electricity utility services. The Company is providing refinery operations, crude oil procurement and refined product marketing expertise to the joint venture.
The Company accounts for its ownership in the Dakota Prairie joint venture under the equity method of accounting. As of December 31, 2014 and 2013, the Company had an investment of $117.2 million and $33.4 million, respectively, in Dakota Prairie primarily related to the development of the refinery. The Company is committed to fund approximately $23.0 million in 2015.
Juniper GTL LLC
On June 9, 2014, the Company entered into a joint venture agreement with Clean Fuels North America, LLC, which is owned by SGC Energia and Great Northern Project Development, to develop, build and operate a gas-to-liquids (“GTL”) plant in Lake Charles, Louisiana, which is expected to be operational by late 2015. The joint venture is named New Source Fuels, LLC, and it owns 100% of Juniper GTL LLC (“Juniper”). The capitalization of the joint venture is expected to be funded through $100.0 million of equity contributions and $35.0 million in senior secured debt with the joint venture as the borrower. The Company intends to invest $25.0 million in total in exchange for an equity interest of approximately 23% in the joint venture. Funding of the project will occur over the course of the construction period. The joint venture is governed by a board of managers comprised of representatives from all of the members that own at least 10% of the equity in Juniper.
The Company accounts for its ownership in the Juniper joint venture under the equity method of accounting. As of December 31, 2014, the Company had an investment of $18.5 million in Juniper primarily related to the development of the plant. The Company is committed to fund approximately $6.5 million in 2015.
5. Goodwill and Other Intangible Assets
In the fourth quarter of 2014, the Company determined that the expected operating results for one of its reporting units was projected to be substantially lower than previous forecasts due to the falling crude oil prices. Given this information, the Company updated its impairment test and determined that impairment existed for this reporting unit. An impairment charge of $36.0 million for goodwill related to the oilfield services segment has been recorded in the consolidated statements of operations within asset impairment. The impairment charge was primarily driven by the reduced outlook on revenues and profitability as a result of falling crude oil prices driving declines in U.S. land based rig counts.
To derive the fair value of the reporting units, as required in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow method, to determine the fair value of each reporting unit and the associated amount of the impairment charge. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit.
Inputs used to fair value the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Company’s financial projections for its reporting units are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s planning and capital investment reviews and include recent historical prices and published forward prices. Revenue growth rates assumed for the Company’s reporting unit where impairment was recognized was approximately -7% for 2015 and 3% to 15% for 2016 and beyond.

•
The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. Discount rates used for the Company’s reporting unit where impairment was recognized was approximately 13.5%.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.
Changes in goodwill balances are as follows (in millions):

	Year Ended December 31,
	2014				2013
	Specialty Products	Fuel Products	Oilfield Services		Specialty Products	Fuel Products	Oilfield Services
				Total				Total
Beginning balance:	$168.5	$38.5	$—	$207.0	$159.4	$27.6	$—	$187.0
Acquisitions	5.0	—	69.8	74.8	9.1	10.9	—	20.0
Accumulated impairment losses	—	—	(36.0)	(36.0)	—	—	—	—
Ending balance:	$173.5	$38.5	$33.8	$245.8	$168.5	$38.5	$—	$207.0
Other intangible assets consist of the following (in millions):

	Weighted Average Life (Years)	December 31, 2014		December 31, 2013
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	21	$243.7	$(68.4)	$182.9	$(40.3)
Supplier agreements	4	21.5	(21.5)	21.5	(21.5)
Tradenames	Indefinite	14.8	—	14.8	—
Tradenames	18	31.8	(4.9)	10.6	(1.6)
Trade secrets	13	52.7	(16.7)	52.7	(9.6)
Patents	12	1.6	(1.3)	1.6	(1.2)
Non-competition agreements	4	8.8	(7.3)	5.9	(5.8)
Distributor agreements	3	2.0	(2.0)	2.0	(2.0)
Royalty agreements	19	4.5	(1.8)	4.5	(1.6)
	18	$381.4	$(123.9)	$296.5	$(83.6)
Supplier agreements, tradenames (other than indefinite lived), trade secrets, patents, non-competition agreements, distributor agreements and royalty agreements are being amortized to properly match expenses with the discounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. Agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized using discounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense of intangible assets of $40.3 million, $25.6 million and $16.9 million, respectively.
As of December 31, 2014, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Year	Amortization Amount
2015	$41.4
2016	$35.3
2017	$30.5
2018	$25.7
2019	$21.3
6. Commitments and Contingencies
Operating Leases
The Company has various operating leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that extend through April 2027. Renewal options are available on certain of these leases in which the

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is the lessee. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $59.9 million, $35.3 million and $26.9 million, respectively.
As of December 31, 2014, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Year	Operating Leases
2015	$39.3
2016	33.1
2017	29.5
2018	26.4
2019	16.9
Thereafter	36.2
Total	$181.4
Crude Oil Supply, Other Feedstocks and Finished Products
The Company is currently purchasing a majority of its crude oil under month-to-month evergreen contracts or on a spot basis.
On October 5, 2011, the Company entered into a Crude Oil Purchase Agreement (the “BP Purchase Agreement”) with BP Products North America Inc. (“BP”), pursuant to which BP supplies the Superior refinery with a portion of its daily crude oil requirements, utilizing a market-based pricing mechanism, plus transportation and handling costs. Total crude oil requirements for the Superior refinery are estimated to be between 35,000 and 45,000 bpd. In April 2012, the Company amended and restated the BP Purchase Agreement, which had an initial term of one year ending April 1, 2014, and automatically renews for successive one-year terms unless terminated by either party upon 90 days’ notice prior to the end of any renewal term. To secure a portion of the Company’s payment obligations under the BP Purchase Agreement, the Company and its affiliates have granted a limited interest, capped at $100.0 million, for physical forwards in the collateral pledged as security under the Collateral Trust Agreement to BP as a “Forward Purchase Secured Hedge Counterparty” under its Collateral Trust Agreement, as such term is defined therein.
Certain other feedstocks are purchased under long-term supply contracts. The Company also purchases finished products from Houston Refining. The Company is required to purchase at least a minimum volume of 3,100 bpd of naphthenic lubricating oils produced at Houston Refining’s refinery in Houston, Texas, and has a right of first refusal to purchase any additional naphthenic lubricating oils produced at the refinery. In addition, Houston Refining is required to process a minimum of approximately 600 bpd of white mineral oil for the Company at Houston Refining’s Houston, Texas refinery. The annual purchase commitment under these agreements is approximately $113.2 million.
As of December 31, 2014, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2015	$563.6
2016	115.8
2017	113.5
2018	113.2
2019	103.7
Thereafter	—
Total	$1,009.8
In connection with the closing of the acquisition of Penreco on January 3, 2008, the Company entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, the Company expects to purchase approximately $41.5 million of feedstock for the LVT unit in each fiscal year of the term of the contract expiring January 1, 2018, based on pricing estimates as of December 31, 2014. This amount is not included in the table above.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments In Unconsolidated Affiliates Commitments
As of December 31, 2014, the Company is committed to fund approximately $23.0 million and $6.5 million for the Dakota Prairie and Juniper joint ventures, respectively, in 2015.
Capital Expenditures Commitments
As of December 31, 2014, the Company is committed to fund approximately $1.1 million related to capital growth projects at the San Antonio and Montana refineries in 2015.
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
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require the Company to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on January 14, 2015, the Obama Administration announced that the EPA is expected to propose in the summer of 2015, and finalize in 2016, new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025. In a second example, in December 2014, the EPA published a proposed rulemaking that it expects to finalize by October 1, 2015, which rulemaking proposes to revise the National Ambient Air Quality Standard for ozone to between 65 to 70 parts per billion for both the 8-hour primary and secondary standards.
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
San Antonio Refinery
In connection with the San Antonio Acquisition (see Note 3), the Company agreed to indemnify NuStar for an unlimited term and without consideration of a monetary deductible or cap from any environmental liabilities associated with the San Antonio refinery, except for any governmental penalties or fines that may result from NuStar’s actions or inactions during NuStar’s 20-month period of ownership of the San Antonio refinery. Anadarko Petroleum Corporation (“Anadarko”) and Age Refining, Inc. (“Age Refining”), a third party that has since entered bankruptcy, are subject to a 1995 Agreed Order from the Texas Natural Resource Conservation Commission, now known as the Texas Commission on Environmental Quality (“TCEQ”), pursuant to which Anadarko and Age Refining are obligated to assess and remediate certain contamination at the San Antonio refinery that predates the Company’s acquisition of the facility. The Company does not expect this pre-existing contamination at the San Antonio refinery to have a material adverse effect on its financial position or results of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Montana Refinery
In connection with the acquisition of the Montana refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (“Montana Consent Decree”) with the EPA and the Montana Department of Environmental Quality (“MDEQ”). The material obligations imposed by the Montana Consent Decree have been completed. Periodic well monitoring and reporting of the results is the primary current obligation under the Montana Consent Decree. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Montana refinery. The Company believes the majority of damages related to such contamination at the Montana refinery are covered by a contractual indemnity provided by Holly Frontier Corporation (“Holly”), the owner and operator of the Montana refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Montana refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and cap, for environmental conditions arising under Holly’s ownership and operation of the Montana refinery and existing as of the date of sale to Connacher. Holly has provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenses totaled approximately $16.5 million as of December 31, 2014, of which $14.1 million was capitalized into the cost of the Company’s expansion project and $2.4 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly, and the Company has invoked the dispute resolution procedure under the asset purchase agreement to resolve this issue. In the event the Company is unsuccessful, the Company will be responsible for those remediation expenses. The Company expects that it may incur some expenses to remediate other environmental conditions at the Montana refinery in connection with the current capacity expansion of the refinery; however, the Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
Superior Refinery
In connection with the acquisition of the Superior refinery, the Company became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to its Superior refinery. Under the Superior Consent Decree, the Company must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR. The Company currently estimates costs of up to $1.0 million to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. The Company is currently assessing certain past actions at the refinery for compliance with the terms of the decree, which actions may be subject to stipulated penalties under the decree but, in any event, the Company does not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, the Company is pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in the Company incurring additional costs, which could be substantial. During 2014 and 2013, the Company incurred approximately $0.7 million and $1.9 million, respectively, related to installing process equipment at the Superior refinery pursuant to the EPA fuel content regulations.
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
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act and federal Clean Water Act regulations that arose prior to December 31, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During 2014 and 2013, the Company incurred approximately $0.6 million and $4.9 million, respectively, of such expenditures and estimates additional expenditures of approximately $10.0 million to $12.0 million of capital expenditures and expenditures related to additional personnel and environmental studies over the next two years as a result of the implementation of these requirements. These capital investment requirements will be incorporated into the Company’s annual capital expenditures budget and the Company does not expect any additional capital expenditures as a result of the required audits or required operational changes included in the Global Settlement to have a material adverse effect on the Company’s financial results or operations.
The Company is contractually indemnified by Shell Oil Company (“Shell”), as successor to Pennzoil-Quaker State Company, and Atlas Processing Company, under an asset purchase agreement between the Company and Shell, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to the Company’s acquisition of the facility. The Company believes the contractual indemnity is unlimited in amount and duration, but required the Company to contribute up to $1.0 million of the first $5.0 million of indemnified costs for certain of the specified environmental liabilities.
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of December 31, 2014, the trust fund contained approximately $0.8 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the Bel-Ray Acquisition, the Company became a party to the Weston Agreement.
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
The Company has completed studies to assess the adequacy of its PSM practices at its Shreveport refinery with respect to certain consensus codes and standards. During the years ended December 31, 2014 and 2013, the Company incurred approximately $1.1 million and $3.2 million, respectively, of related capital expenditures and expects to incur up to $1.6 million of capital expenditures during 2015 to address OSHA compliance issues identified in these studies. The Company

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expects these capital expenditures will enhance its equipment such that the equipment maintains compliance with applicable consensus codes and standards.
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
Labor Matters
The Company has approximately 590 employees covered by various collective bargaining agreements, or approximately 26.8% of its total workforce of approximately 2,200 employees. These agreements have expiration dates of April 30, 2015, March 31, 2016, April 30, 2016, June 30, 2017 and October 31, 2017. The Karns City and Montana collective bargaining agreements expired on January 31, 2015 and are currently on a 24-hour rolling contract until a new agreement is agreed upon. The Company has approximately 200 employees, or approximately 9.1% of its total workforce, covered by collective bargaining agreements that expire in less than one year and does not expect any work stoppages.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2014 and 2013, the Company had outstanding standby letters of credit of $114.3 million and $95.2 million, respectively, under its senior secured revolving credit facility, which was amended and restated on July 14, 2014 (the “revolving credit facility”). Refer to Note 7 for additional information regarding the Company’s revolving credit facility. At December 31, 2014, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect ($1,000.0 million at December 31, 2014) with the consent of the Agent (as defined in the revolving credit facility agreement). At December 31, 2013, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $680.0 million, which is the greater of (i) $400.0 million and (ii) 80% of revolver commitments in effect ($850.0 million at December 31, 2013).
As of December 31, 2014 and 2013, the Company had availability to issue letters of credit of $310.8 million and $472.4 million, respectively, under its revolving credit facility.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due July 2019, weighted average interest rate of 2.6% at December 31, 2014	$150.8	$—
Borrowings under 2019 Notes, interest at a fixed rate of 9.375%, interest payments semiannually, borrowings due May 2019	—	500.0
Borrowings under 2020 Notes, interest at a fixed rate of 9.625%, interest payments semiannually, borrowings due August 2020, effective interest rate of 10.1% for the year ended December 31, 2014 and 10.0% for the year ended December 31, 2013	275.0	275.0
Borrowings under 2021 Notes, interest at a fixed rate of 6.50%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.7% for the year ended December 31, 2014	900.0	—
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for the year ended December 31, 2014 and 7.9% for the year ended December 31, 2013 (1)	352.5	350.0
Capital lease obligations, at various interest rates, interest and principal payments monthly through October 2034	43.6	4.8
Less unamortized discounts	(8.4)	(19.0)
Total long-term debt	1,713.5	1,110.8
Less current portion of long-term debt	0.6	0.4
	$1,712.9	$1,110.4

(1)
The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $2.5 million and $0.0 million as of December 31, 2014 and 2013, respectively (refer to Note 8 for additional information on the interest rate swap designated as a fair value hedge).

Senior Notes
6.50% Senior Notes (the “2021 Notes”)
On March 31, 2014, the Company issued and sold $900.0 million in aggregate principal amount of 6.50% senior notes due April 15, 2021 in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to eligible purchasers at par. The Company received net proceeds of approximately $884.0 million, net of initial purchasers’ fees and expenses, which the Company used to fund the purchase price of the Anchor Acquisition (refer to Note 3 for additional information), the redemption of $500.0 million in aggregate principal amount outstanding of 2019 Notes (defined below) and for general partnership purposes, including planned capital expenditures at the Company’s facilities. Interest on the 2021 Notes is paid semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2014.
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
7.625% Senior Notes (the “2022 Notes”)
On November 26, 2013, the Company issued and sold $350.0 million in aggregate principal amount of 7.625% senior notes due January 15, 2022 in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at a discounted price of 98.494 percent of par. The 2022 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The Company received net proceeds of $337.4 million, net of discount, initial purchasers’ fees and expenses, which the Company used for general partnership purposes, to fund previously announced organic growth projects, to fund the purchase price of the Bel-Ray Acquisition and the redemption of $100.0 million in aggregate principal amount outstanding of 2019 Notes (defined below). Refer to Note 3 for additional information regarding the Bel-Ray Acquisition. Interest on the 2022 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014.
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
On November 26, 2013, in connection with the issuance and sale of the 2022 Notes, the Company entered into a registration rights agreement with the initial purchasers of the 2022 Notes obligating the Company to use reasonable best efforts to file an exchange offer registration statement with the Securities and Exchange Commission (“SEC”), so that holders of the 2022 Notes can offer to exchange the 2022 Notes for registered notes having substantially the same terms as the 2022 Notes and evidencing the same indebtedness as the 2022 Notes. On November 27, 2013, the Company filed an exchange offer registration statement for the 2022 Notes with the SEC, which was declared effective on December 10, 2013. The exchange offer was completed on January 13, 2014, thereby fulfilling all of the requirements of the 2022 Notes registration rights agreement.
9.625% Senior Notes (the “2020 Notes”)
On June 29, 2012, in connection with the acquisition of Royal Purple, the Company issued and sold $275.0 million in aggregate principal amount of 9.625% senior notes due August 1, 2020 in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at a discounted price of 98.25 percent of par. The 2020 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The Company received net proceeds of $262.5 million, net of discount, initial purchasers’ fees and

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses, which the Company used to fund a portion of the purchase price of the Royal Purple Acquisition. Refer to Note 3 for additional information regarding the Royal Purple Acquisition. Interest on the 2020 Notes is paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2013.
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
On and after August 1, 2016, the Company may on any one or more occasions redeem all or a part of the 2020 Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest to the applicable redemption date on such 2020 Notes, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Year	Percentage
2016	104.813%
2017	102.406%
2018 and thereafter	100.000%
Prior to August 1, 2016 the Company may on any one or more occasions redeem all or part of the 2020 Notes at a redemption price equal to the sum of: (1) the principal amount thereof, plus (2) a make-whole premium (as set forth in the indenture governing the 2020 Notes) at the redemption date, plus any accrued and unpaid interest to the applicable redemption date.
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
9.375% Senior Notes (the “2019 Notes”)
On April 21, 2011, in connection with the restructuring of the majority of its outstanding long-term debt, the Company issued and sold $400.0 million in aggregate principal amount of 9.375% of senior notes due May 1, 2019 (the “2019 Notes issued in April 2011”) in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at par. The 2019 Notes issued in April 2011 were resold to qualified institutional buyers pursuant to Rule 144A of the Securities Act and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The Company received proceeds of $389.0 million, net of underwriters’ fees and expenses, which the Company used to repay in full borrowings outstanding under its prior term loan, as well as all accrued interest and fees, and for general partnership purposes.
On September 19, 2011, in connection with the acquisition of the Superior Refinery, the Company issued and sold $200.0 million in aggregate principal amount of 9.375% of senior notes due May 1, 2019 (the “2019 Notes issued in September 2011”) in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at a discounted price of 93.0 percent of par. The 2019 Notes issued in September 2011 were resold to qualified institutional buyers pursuant to Rule 144A of the Securities Act and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The Company received proceeds of $180.3 million, net of discount, underwriters’ fees and expenses, which the Company used to fund a portion of the purchase price of the Superior Acquisition. Because the terms of the 2019 Notes issued in September 2011 are substantially identical to the terms of the 2019 Notes issued in April 2011, in this Annual Report, the Company collectively refers to the 2019 Notes issued in April 2011 and the 2019 Notes issued in September 2011 as the “2019 Notes.”
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
On March 31, 2014, the Company redeemed approximately $326.0 million and $174.0 million in aggregate principal amount outstanding of the remaining 2019 Notes issued in April 2011 and 2019 Notes issued in September 2011, respectively, with the net proceeds from the issuance of the 2021 Notes at a redemption price of $570.9 million. In conjunction with the early redemption, the Company recognized a loss of $89.6 million recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2014.
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
2020 Notes, 2021 Notes and 2022 Notes
In accordance with SEC Rule 3-10 of Regulation S-X, consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under its 2020, 2021 and 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned operating subsidiaries and certain of the Company’s future operating subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X), including Calumet Finance Corp. (100%-owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Company’s indebtedness, including the 2020, 2021 and 2022 Notes). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
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
The indentures governing the 2020, 2021 and 2022 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2020, 2021 and 2022 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2020, 2021 and 2022 Notes, has occurred and is continuing, many of these covenants will be suspended, except in the case of the 2020 Notes, an investment grade rating is required from both Moody’s and S&P. As of December 31, 2014, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2020, 2021 and 2022 Notes) was 2.5 to 1.0.
Second Amended and Restated Senior Secured Revolving Credit Facility
On July 14, 2014, the Company entered into a second amended and restated senior secured revolving credit facility, which increased the maximum availability of credit under the revolving credit facility from $850.0 million to $1.0 billion, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, matures in July 2019 and bears interest at a rate equal to prime plus a basis points margin or London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at the Company’s option. As of December 31, 2014, the margin was 75 basis points for prime and 175 basis points for LIBOR; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter as follows:

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
The borrowing capacity at December 31, 2014 under the revolving credit facility was $575.9 million. As of December 31, 2014, the Company had $150.8 million in outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $114.3 million, leaving $310.8 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash.
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
As of December 31, 2014, the Company was in compliance with all covenants under the revolving credit facility.
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2014. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
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
Capital Leases
Assets recorded under these capital lease obligations are included in property, plant and equipment and total $50.5 million and $11.1 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had recorded $5.7 million and $5.0 million, respectively, in accumulated depreciation for these capital lease assets.
On July 7, 2014, the Company entered into a capital lease agreement with TexStar Midstream Logistics, L.P. (“TexStar”) under which TexStar constructed, owns and operates a 30,000 bpd crude oil pipeline system supplying significant volumes of Eagle Ford crude oil to the Company’s San Antonio refinery for a term of 20 years. Thereafter, the agreement will continue on a month-to-month basis unless terminated by either party. Under the terms of the agreement, TexStar installed and operates the

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Karnes North Pipeline System (“KNPS”), a pipeline that transports crude oil from Karnes City, Texas to the San Antonio refinery’s Elmendorf, Texas terminal, a key supply hub for the San Antonio refinery. The Company expects to receive deliveries of at least 12,000 bpd of crude oil through the KNPS-Elmendorf terminal supply route. The pipeline became fully operational on November 1, 2014. The total obligation and asset under the capital lease agreement as of December 31, 2014 was $39.3 million. Total depreciation expense for this lease during the year ended December 31, 2014 was $0.3 million.
As of December 31, 2014, the Company had estimated minimum commitments for the payment of total rentals under capital leases as follows (in millions):

Year	Capital Leases
2015	$7.0
2016	7.0
2017	7.0
2018	7.0
2019	6.9
Thereafter	102.9
Total minimum lease payments	137.8
Less amount representing interest	94.2
Capital lease obligations	43.6
Less obligations due within one year	0.6
Long-term capital lease obligations	$43.0
Maturities of Long-Term Debt
As of December 31, 2014, principal payments of debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2015	$0.6
2016	0.7
2017	0.7
2018	0.8
2019	151.5
Thereafter	1,565.1
Total	$1,719.4
8. Derivatives
The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in the Company’s fuel products segment), natural gas and precious metals. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars and options, to attempt to reduce the Company’s exposure with respect to:

•	crude oil purchases and sales;

•	fuel product sales and purchases;

•	natural gas purchases;

•	precious metals purchases: and

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
The Company recognizes all derivative instruments at their fair values (see Note 9) as either current assets or current liabilities in the consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company’s financial results are subject to the possibility that changes in a derivative’s fair value could result in significant ineffectiveness and potentially no longer qualify portions or all of our derivative instruments for hedge accounting.
During the fourth quarter 2014, the risk management committee approved the early settlement of select second quarter 2015 through calendar year 2016 crude oil, gasoline, diesel and jet fuel swaps derivative. As a result of the settlement of these derivative assets, the Company received approximately $44.8 million.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets as of December 31, 2014 and 2013 (in millions):

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets

Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$—	$(10.0)	$(10.0)	$45.4	$(45.4)	$—
Gasoline swaps	15.9	(4.4)	11.5	1.0	(1.0)	—
Diesel swaps	—	—	—	3.5	(3.5)	—
Jet fuel swaps	—	—	—	0.1	(0.1)	—
Swaps not allocated to a specific segment:
Interest rate swaps	2.5	—	2.5	—	—	—
Total derivative instruments designated as hedges	18.4	(14.4)	4.0	50.0	(50.0)	—
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	31.4	(111.2)	(79.8)	6.3	(6.3)	—
Crude oil basis swaps	0.8	—	0.8	1.0	(1.0)	—
Crude oil percent basis swaps	—	(0.2)	(0.2)	—	—	—
Gasoline swaps	2.4	(0.4)	2.0	—	—	—
Diesel swaps	116.1	(19.1)	97.0	0.7	(0.7)	—
Jet fuel swaps	7.9	(5.2)	2.7	0.9	(0.9)	—
Diesel crack spread swaps	4.5	—	4.5	—	—	—
Diesel crack spread collars	—	—	—	0.3	(0.3)	—
Platinum swaps	—	(0.1)	(0.1)	—	—	—
Specialty products segment:
Natural gas swaps	—	(7.2)	(7.2)	0.4	(0.4)	—
Natural gas collars	0.1	(0.6)	(0.5)	—	—	—
Total derivative instruments not designated as hedges	163.2	(144.0)	19.2	9.6	(9.6)	—
Total derivative instruments	$181.6	$(158.4)	$23.2	$59.6	$(59.6)	$—

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets as of December 31, 2014 and 2013 (in millions):

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets

Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$(13.8)	$10.0	$(3.8)	$(13.0)	$45.4	$32.4
Gasoline swaps	—	4.4	4.4	(19.7)	1.0	(18.7)
Diesel swaps	—	—	—	(51.3)	3.5	(47.8)
Jet fuel swaps	—	—	—	(13.4)	0.1	(13.3)
Total derivative instruments designated as hedges	(13.8)	14.4	0.6	(97.4)	50.0	(47.4)
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	(102.4)	111.2	8.8	(1.7)	6.3	4.6
Crude oil basis swaps	—	—	—	(0.6)	1.0	0.4
Crude oil percent basis swaps	(0.2)	0.2	—	—	—	—
Gasoline swaps	(1.0)	0.4	(0.6)	(9.4)	—	(9.4)
Diesel swaps	(28.1)	19.1	(9.0)	(3.5)	0.7	(2.8)
Jet fuel swaps	(5.2)	5.2	—	—	0.9	0.9
Diesel crack spread collars	—	—	—	(0.2)	0.3	0.1
Platinum swaps	(0.1)	0.1	—	—	—	—
Specialty products segment:
Natural gas swaps	(12.1)	7.2	(4.9)	(1.6)	0.4	(1.2)
Natural gas collars	(1.1)	0.6	(0.5)	—	—	—
Total derivative instruments not designated as hedges	(150.2)	144.0	(6.2)	(17.0)	9.6	(7.4)
Total derivative instruments	$(164.0)	$158.4	$(5.6)	$(114.4)	$59.6	$(54.8)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of December 31, 2014, the Company had five counterparties in which derivatives held were net assets, totaling $23.2 million. As of December 31, 2013, the Company had no counterparties, in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least Baa2 and A- by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of December 31, 2014 or December 31, 2013. The Company’s contracts with these counterparties allow for netting of derivative instruments executed under each contract. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in deposits, on the Company’s consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of December 31, 2014 and 2013, the Company had provided its counterparties with no collateral.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following amounts in its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of partners’ capital as of, and for the years ended December 31, 2014 and 2013 related to its derivative instruments that were designated as cash flow hedges (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivatives (Ineffective Portion)
	Year Ended December 31,		Location of (Gain) Loss	Year Ended December 31,		Location of Gain (Loss)	Year Ended December 31,
Type of Derivative	2014	2013		2014	2013		2014	2013
Fuel products segment:
Crude oil swaps	$(185.8)	$18.7	Cost of sales	$44.2	$3.1	Unrealized/Realized	$4.8	$(3.0)
Gasoline swaps	56.3	(19.5)	Sales	(1.4)	(0.4)	Unrealized/Realized	(7.6)	(1.7)
Diesel swaps	220.0	(28.8)	Sales	(6.7)	(4.4)	Unrealized/Realized	—	(5.3)
Jet fuel swaps	23.7	(7.3)	Sales	(0.9)	1.7	Unrealized/Realized	0.6	5.1
Specialty products segment:
Crude oil swaps	—	—	Cost of sales	1.8	0.5	Unrealized/Realized	—	—
Total	$114.2	$(36.9)		$37.0	$0.5		$(2.2)	$(4.9)
The effective portion of the cash flow hedges classified in accumulated other comprehensive income (loss) was a gain of $25.8 million and a loss of $51.4 million as of December 31, 2014 and 2013, respectively. Absent a change in the fair market value of the underlying transactions, except for any underlying transactions pertaining to the payment of interest on existing financial instruments, the following other comprehensive income at December 31, 2014 will be reclassified to earnings by December 31, 2016 with balances being recognized as follows (in millions):

Year	Accumulated Other Comprehensive Income
2015	$15.0
2016	10.8
Total	$25.8
Based on fair values as of December 31, 2014, the Company expects to reclassify $15.0 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months due to actual crude oil purchases, diesel, gasoline and jet fuel sales. However, the amounts actually realized will be dependent on the fair values as of the dates of settlements.
Derivative Instruments Designated as Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the effective gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized as interest expense in the consolidated statements of operations. No hedge ineffectiveness was recognized as the interest rate swap qualifies for the “shortcut” method and, as a result, changes in the fair value of the derivative instrument offset the changes in the fair value of the underlying hedged debt. In addition, the differential to be paid or received on the interest rate swap arrangement is accrued and recognized as an adjustment to interest expense in the consolidated statements of operations. The Company assesses at the inception of the fair value hedge whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values of hedged items.
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
In 2014, the Company entered into an interest rate swap agreement which converts a portion of the Company’s fixed rate debt to a floating rate. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the life of the agreement without an exchange of the underlying principal amount. Also, in connection with the interest rate swap agreement, the Company entered into an option that permits the counterparty to cancel the interest rate swap for a specified premium. The Company designated this interest rate swap and option as a fair value hedge. As of December 31, 2014, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swap was $200.0 million with a maturity date of January 15, 2022.
The Company recorded the following gains (losses) in its consolidated statements of operations for the years ended December 31, 2014 and 2013 related to its derivative instrument designated as a fair value hedge (in millions):

	Location of Gain (Loss) of Derivative	Amount of Gain Recognized in Net Income (Loss)		Hedged Item	Location of Gain (Loss) on Hedged Item	Amount of Loss Recognized in Net Income (Loss)
		Year Ended December 31,				Year Ended December 31,
		2014	2013			2014	2013
Swaps not allocated to a specific segment:
Interest rate swap	Interest expense	$2.5	$—	2022 Notes	Interest expense	$(2.5)	$—
Total		$2.5	$—			$(2.5)	$—
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations. The Company has entered into crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes as they were not entered into simultaneously with a corresponding NYMEX WTI derivative contract. Additionally, the Company has entered into diesel crack spread collars, gasoline crack spread collars, natural gas collars, and certain other crude oil swaps, diesel swaps, gasoline swaps, natural gas swaps and platinum swaps that do not qualify as cash flow hedges for accounting purposes as they are determined not to be highly effective in offsetting changes in the cash flows associated with crude oil purchases and gasoline and diesel sales at the Company’s Superior refinery.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following gains (losses) in its consolidated statements of operations for the years ended December 31, 2014 and 2013 related to its derivative instruments not designated as hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Gain (Loss) on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2014	2013	2014	2013
Fuel products segment:
Crude oil swaps	$(48.5)	$(6.3)	$(61.9)	$46.3
Crude oil basis swaps	5.7	(7.7)	0.1	3.8
Gasoline swaps	(2.2)	3.2	10.1	(9.9)
Diesel swaps	76.3	8.1	71.5	(11.7)
Jet fuel swaps	3.2	0.7	0.7	0.9
Jet fuel crack spread swaps	(0.1)	—	—	—
Diesel crack spread swaps	(3.6)	—	4.5	—
Diesel crack spread collars	1.0	—	(0.1)	0.1
Gasoline crack spread collars	(0.4)	—	—	—
Platinum swaps	—	—	(0.1)	—
Specialty products segment:
Crude oil swaps	—	1.8	—	(1.6)
Natural gas swaps	1.1	(0.6)	(11.9)	(1.2)
Total	$32.5	$(0.8)	$12.9	$26.7
Derivative Positions - Specialty Products Segment
Natural Gas Swap Contracts
At December 31, 2014, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
First Quarter 2015	1,770,000	$4.09
Second Quarter 2015	1,500,000	$4.11
Third Quarter 2015	1,500,000	$4.11
Fourth Quarter 2015	1,900,000	$4.12
Calendar Year 2016	5,880,000	$4.22
Calendar Year 2017	1,830,000	$4.28
Total	14,380,000
Average price		$4.18

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
First Quarter 2014	750,000	$4.14
Second Quarter 2014	750,000	$4.14
Third Quarter 2014	750,000	$4.14
Fourth Quarter 2014	850,000	$4.21
Calendar Year 2015	3,500,000	$4.27
Calendar Year 2016	2,700,000	$4.42
Calendar Year 2017	1,000,000	$4.29
Total	10,300,000
Average price		$4.28
Natural Gas Collars
At December 31, 2014, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
First Quarter 2015	240,000	$4.25	$3.79
Second Quarter 2015	240,000	$4.25	$3.79
Third Quarter 2015	240,000	$4.25	$3.79
Fourth Quarter 2015	200,000	$4.25	$3.85
Calendar Year 2016	600,000	$4.25	$3.89
Total	1,520,000
Average price		$4.25	$3.84
Derivative Positions - Fuel Products Segment
Crude Oil Swap Contracts
At December 31, 2014, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as cash flow hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2015	315,000	3,500	$97.71
Total	315,000
Average price			$97.71
At December 31, 2014, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2015	1,674,000	18,600	$89.55
Second Quarter 2015	91,000	1,000	$89.89
Third Quarter 2015	386,400	4,200	$69.20
Fourth Quarter 2015	386,400	4,200	$69.20
Calendar Year 2016	972,828	2,658	$78.02
Total	3,510,628
Average price			$81.89

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2015	1,674,000	18,600	$84.21
Total	1,674,000
Average price			$84.21
At December 31, 2013, the Company had the following derivatives related to crude oil purchases in its fuel products segment, all of which are designated as cash flow hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2014	2,520,000	28,000	$92.06
Second Quarter 2014	2,411,500	26,500	$91.97
Third Quarter 2014	2,530,000	27,500	$91.23
Fourth Quarter 2014	2,024,000	22,000	$90.61
Calendar Year 2015	5,556,500	15,223	$89.08
Calendar Year 2016	1,830,000	5,000	$84.73
Total	16,872,000
Average price			$89.97
At December 31, 2013, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2014	810,000	9,000	$94.56
Second Quarter 2014	591,500	6,500	$94.37
Third Quarter 2014	874,000	9,500	$92.92
Fourth Quarter 2014	184,000	2,000	$94.62
Calendar Year 2015	1,004,000	2,751	$89.28
Total	3,463,500
Average price			$92.59
At December 31, 2013, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges.

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2014	45,000	500	$96.90
Second Quarter 2014	45,500	500	$96.90
Third Quarter 2014	46,000	500	$96.90
Fourth Quarter 2014	46,000	500	$96.90
Total	182,500
Average price			$96.90

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between Canadian heavy crude oil and NYMEX WTI crude oil, pricing differentials between LLS and NYMEX WTI and pricing differentials between MSW and NYMEX WTI. At December 31, 2014, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges.

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2015	118,000	2,000	$(22.40)
Total	118,000
Average differential			$(22.40)
At December 31, 2013, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges.

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2014	118,000	1,311	$(28.50)
Third Quarter 2014	184,000	2,000	$(21.75)
Fourth Quarter 2014	184,000	2,000	$(21.50)
Total	486,000
Average differential			$(23.29)
As of December 31, 2013, the Company had approximately 248,000 barrels of crude oil basis swaps related to future crude oil purchases and sales to mitigate the risk of future changes in pricing differentials between Brent and NYMEX WTI on the Company’s reselling of crude oil. The net impact of these derivative instruments, none of which are designated as hedges, was a net loss of $0.6 million that was recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2013.
Crude Oil Percent Basis Swap Contracts
During the fourth quarter of 2014, the Company entered into derivative instruments to secure a percentage differential on WCS crude oil to NYMEX WTI. At December 31, 2014, the Company had the following derivatives related to crude oil percent basis swaps in its fuel products segment, none of which are designated as hedges.

Crude Oil Percent Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2015	184,000	2,000	73.0%
Fourth Quarter 2015	184,000	2,000	73.0%
Total	368,000
Average percentage			73.0%

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diesel Swap Contracts
At December 31, 2014, the Company had the following derivatives related to diesel sales in its fuel products segment, none of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2015	1,449,000	16,100	$116.27
Second Quarter 2015	91,000	1,000	$117.92
Third Quarter 2015	322,000	3,500	$95.04
Fourth Quarter 2015	322,000	3,500	$95.04
Calendar Year 2016	915,000	2,500	$104.32
Total	3,099,000
Average price			$108.38
At December 31, 2014, the Company had the following derivatives related to diesel purchases in its fuel products segment, none of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2015	1,449,000	16,100	$105.78
Total	1,449,000
Average price			$105.78
At December 31, 2013, the Company had the following derivatives related to diesel sales in its fuel products segment, all of which are designated as cash flow hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2014	1,125,000	12,500	$117.54
Second Quarter 2014	1,183,000	13,000	$116.78
Third Quarter 2014	1,288,000	14,000	$116.82
Fourth Quarter 2014	1,288,000	14,000	$116.96
Calendar Year 2015	4,781,500	13,100	$115.81
Calendar Year 2016	1,830,000	5,000	$112.00
Total	11,495,500
Average price			$115.72
At December 31, 2013, the Company had the following derivatives related to diesel sales in its fuel products segment, none of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2014	270,000	3,000	$121.72
Second Quarter 2014	182,000	2,000	$123.22
Third Quarter 2014	230,000	2,500	$121.74
Fourth Quarter 2014	184,000	2,000	$123.02
Calendar Year 2015	1,004,000	2,751	$117.15
Total	1,870,000
Average price			$119.54

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013, the Company had the following derivatives related to diesel purchases in its fuel products segment, none of which are designated as hedges.

Diesel Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2014	45,000	500	$121.80
Second Quarter 2014	45,500	500	$121.80
Third Quarter 2014	46,000	500	$121.80
Fourth Quarter 2014	46,000	500	$121.80
Total	182,500
Average price			$121.80
Diesel Percent Basis Crack Spread Swap Contracts
During the fourth quarter of 2014, the Company entered into derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. At December 31, 2014, the Company had the following diesel percent basis crack spread swap contracts in its fuel products segment, none of which are designated as hedges.

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average % of WTI/Bbl
Third Quarter 2015	414,000	4,500	33.2%
Fourth Quarter 2015	414,000	4,500	33.2%
Calendar Year 2016	1,647,000	4,500	31.7%
Total	2,475,000
Average percentage			32.2%
Diesel Crack Spread Collars
At December 31, 2013, the Company had the following diesel crack spread collars related to diesel sales and crude oil purchases in its fuel products segment, none of which are designated as hedges.

Diesel Crack Spread Collars by Expiration Dates	Barrels Purchased and Sold	BPD	Average Bought Put ($/Bbl)	Average Sold Call ($/Bbl)
First Quarter 2014	90,000	1,000	$26.00	$35.00
Second Quarter 2014	91,000	1,000	$26.00	$35.00
Third Quarter 2014	92,000	1,000	$26.00	$35.00
Fourth Quarter 2014	92,000	1,000	$26.00	$35.00
Total	365,000
Average price			$26.00	$35.00
Jet Fuel Swap Contracts
At December 31, 2014, the Company had the following derivatives related to jet fuel sales in its fuel products segment, none of which are designated as cash flow hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2015	180,000	2,000	$115.65
Total	180,000
Average price			$115.65

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, the Company had the following derivatives to purchase jet fuel in its fuel products segment, none of which are designated as cash flow hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2015	180,000	2,000	$100.91
Total	180,000
Average price			$100.91
At December 31, 2013, the Company had the following derivatives related to jet fuel sales in its fuel products segment, all of which are designated as cash flow hedges.

Jet Fuel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2014	450,000	5,000	$117.50
Second Quarter 2014	273,000	3,000	$116.68
Third Quarter 2014	276,000	3,000	$116.18
Fourth Quarter 2014	276,000	3,000	$115.65
Calendar Year 2015	775,000	2,123	$114.05
Total	2,050,000
Average price			$115.66
At December 31, 2013, the Company had the following derivatives to purchase jet fuel in its fuel products segment, none of which are designated as cash flow hedges:

Jet Fuel Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2014	90,000	1,000	$116.71
Total	90,000
Average price			$116.71
Gasoline Swap Contracts
At December 31, 2014, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as cash flow hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2015	315,000	3,500	$109.68
Total	315,000
Average price			$109.68
At December 31, 2014, the Company had the following derivatives related to gasoline sales in its fuel products segment, none of which are designated as hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2015	45,000	500	$111.72
Total	45,000
Average price			$111.72

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, the Company had the following derivatives related to gasoline purchases in its fuel products segment, none of which are designated as hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2015	45,000	500	$78.12
Total	45,000
Average price			$78.12
At December 31, 2013, the Company had the following derivatives related to gasoline sales in its fuel products segment, all of which are designated as cash flow hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2014	945,000	10,500	$104.39
Second Quarter 2014	955,500	10,500	$109.68
Third Quarter 2014	966,000	10,500	$106.60
Fourth Quarter 2014	460,000	5,000	$104.85
Total	3,326,500
Average price			$106.61
At December 31, 2013, the Company had the following derivatives related to gasoline sales in its fuel products segment, none of which are designated as hedges.

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2014	630,000	7,000	$105.67
Second Quarter 2014	409,500	4,500	$110.48
Third Quarter 2014	644,000	7,000	$108.24
Total	1,683,500
Average price			$107.82
Platinum Swap Contracts
At December 31, 2014, the Company had approximately 1,900 troy ounces of platinum swap contracts through 2015 in its fuel products segment, none of which are designated as hedges.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. To estimate the fair value of the Company’s fixed-to-floating interest rate swap derivative instrument, the Company uses discounted cash flows, which use observable inputs such as maturity and market interest rates. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2014, the Company’s net asset was increased by approximately $2.0 million and net liability was reduced by approximately $0.1 million. As a result of applying the CVA at December 31, 2013, the Company’s net liability was reduced by approximately $1.9 million.
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
Pension Assets
Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2014, the Company’s investments associated with its pension plan (as such term is hereinafter defined) primarily consisted of mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the NAV of shares in each fund held by the pension plan at quarter end as provided by the third party administrator. See Note 12 for further information on pension assets.
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
Renewable Identification Numbers Obligation
The Company’s RINs Obligation represents a liability for the purchase of RINs to satisfy the EPA requirement to blend biofuels into the fuel products it produces pursuant to the EPA’s Renewable Fuel Standard. RINs are assigned to biofuels produced in the U.S. as required by the EPA. The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of motor fuels from petroleum, the Company is required to blend biofuels into the fuel products it produces at a rate that will meet the EPA’s annual quota. To the extent the Company is unable to blend biofuels at that rate, it must purchase RINs in the open market to satisfy the annual requirement. The Company’s RINs Obligation is based on the amount of RINs it must purchase net of amounts internally generated and the price of those RINs as of the balance sheet date. The RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
In October 2014, the EPA granted the Company’s Shreveport and San Antonio refineries a “small refinery exemption” under the RFS for the full year 2013, as provided for under the Clean Air Act. The EPA determined that for the full year 2013, compliance with the RFS would represent a “disproportionate economic hardship” for these two refineries. As a result of the exemption, the Company sold all excess RINs related to these refineries for a gain of $18.2 million, net of cost to generate, recorded in cost of sales for the year ended December 31, 2014 in the consolidated statement of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value at December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crude oil swaps	$—	$—	$(89.8)	$(89.8)	$—	$—	$—	$—
Crude oil basis swaps	—	—	0.8	0.8	—	—	—	—
Crude oil percent basis swaps	—	—	(0.2)	(0.2)	—	—	—	—
Gasoline swaps	—	—	13.5	13.5	—	—	—	—
Diesel swaps	—	—	97.0	97.0	—	—	—	—
Diesel crack spread swaps	—	—	4.5	4.5	—	—	—	—
Jet fuel swaps	—	—	2.7	2.7	—	—	—	—
Natural gas swaps	—	—	(7.2)	(7.2)	—	—	—	—
Natural gas collars	—	—	(0.5)	(0.5)	—	—	—	—
Platinum swaps	—	—	(0.1)	(0.1)	—	—	—	—
Interest rate swaps	—	—	2.5	2.5	—	—	—	—
Total derivative assets	—	—	23.2	23.2	—	—	—	—
Pension plan investments	0.2	49.4	—	49.6	—	45.8	—	45.8
Total recurring assets at fair value	$0.2	$49.4	$23.2	$72.8	$—	$45.8	$—	$45.8
Liabilities:
Derivative liabilities:
Crude oil swaps	$—	$—	$5.0	$5.0	$—	$—	$37.0	$37.0
Crude oil basis swaps	—	—	—	—	—	—	0.4	0.4
Gasoline swaps	—	—	3.8	3.8	—	—	(28.1)	(28.1)
Diesel swaps	—	—	(9.0)	(9.0)	—	—	(50.6)	(50.6)
Jet fuel swaps	—	—	—	—	—	—	(12.4)	(12.4)
Diesel crack spread collars	—	—	—	—	—	—	0.1	0.1
Natural gas swaps	—	—	(4.9)	(4.9)	—	—	(1.2)	(1.2)
Natural gas collars	—	—	(0.5)	(0.5)	—	—	—	—
Total derivative liabilities	—	—	(5.6)	(5.6)	—	—	(54.8)	(54.8)
RINs Obligation	—	(16.3)	—	(16.3)	—	(5.3)	—	(5.3)
Liability Awards	(4.7)	—	—	(4.7)	(3.7)	—	—	(3.7)
Total recurring liabilities at fair value	$(4.7)	$(16.3)	$(5.6)	$(26.6)	$(3.7)	$(5.3)	$(54.8)	$(63.8)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2014 and 2013 (in millions):

	Derivative Instruments, Net
	For the Year Ended December 31,
	2014	2013
Fair value at January 1,	$(54.8)	$(44.9)
Realized (gain) loss on derivative instruments	(43.8)	4.7
Unrealized gain (loss) on derivative instruments	(0.6)	25.7
Interest income, net	(0.8)	—
Change in fair value of cash flow hedges	114.2	(36.9)
Settlements	3.4	(3.4)
Transfers in (out) of Level 3	—	—
Fair value at December 31,	$17.6	$(54.8)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$(0.6)	$25.7
All settlements from derivative instruments designated as cash flow hedges and deemed “effective” are included in sales for gasoline, diesel and jet fuel derivatives, and cost of sales for crude oil in the consolidated statements of operations in the period that the hedged cash flow occurs. Any “ineffectiveness” associated with these settlements from derivative instruments designated as cash flow hedges are recorded in earnings in realized gain (loss) on derivative instruments in the consolidated statements of operations. All settlements from derivative instruments designated as fair value hedges are accrued and recorded as an adjustment to interest expense in the consolidated statements of operations. All settlements from derivative instruments not designated as hedges are recorded in realized gain (loss) on derivative instruments in the consolidated statements of operations. See Note 8 for further information on derivative instruments.
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
The Company reviews for goodwill impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements, as discussed in Note 5.
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
Debt
The estimated fair value of long-term debt at December 31, 2014 and 2013 consists primarily of the senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior notes classified as Level 2 was based upon directly

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility and capital lease obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 7 for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at December 31, 2014 and 2013 were as follows (in millions):

		December 31, 2014		December 31, 2013
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$630.0	$619.1	$863.6	$761.2
Senior notes	2	$803.3	$900.0	$353.9	$344.8
Revolving credit facility	3	$150.8	$150.8	$—	$—
Capital lease and other obligations	3	$43.6	$43.6	$4.8	$4.8
10. Partners’ Capital
Units Outstanding
Of the 69,452,233 common units outstanding at December 31, 2014, 51,823,027 common units were held by the public, with the remaining 17,629,206 common units held by the Company’s affiliates.
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
The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Borrowing Base (as defined in the credit agreement) then in effect and (ii) $70.0 million. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below the greater of (a) 12.5% of the Borrowing Base (as defined in the credit agreement) then in effect and (b) $45.0 million, the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the credit agreement) of at least 1.0 to 1.0. The indentures governing the 2020 Notes, 2021 Notes and 2022 Notes provide that if the Company’s fixed charge coverage ratio (as defined in the indentures) for the most recently ended four full fiscal quarters is not less than 1.75 to 1.0, the Company will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indentures. If the Company’s fixed charge coverage ratio is less than 1.75 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to (i) a $120.0 million basket for the 2020 Notes, (ii) a $225.0 million basket for the 2021 Notes and (iii) a $210.0 million basket for the 2022 Notes, subject to certain customary adjustments described in the indentures.
The Company’s distribution policy is as defined in its partnership agreement. For the years ended December 31, 2014, 2013 and 2012, the Company made distributions of $210.2 million, $201.6 million and $132.4 million, respectively, to its partners. For the years ended December 31, 2014, 2013 and 2012, the general partner was allocated $15.4 million, $14.7 million and $5.5 million, respectively, in incentive distribution rights.
Public Offerings of Common Units
During 2014, 2013 and 2012, the Company completed the following marketed public offerings of its common units (in millions except unit and per unit data):

Closing Date	Number of Common Units Offered		Price per Unit	Net Proceeds (1)	General Partner Contribution (2)	Underwriting Discount	Use of Proceeds
May 8, 2012	6,000,000		$25.50	$146.6	$3.1	$6.2	Net proceeds were used to repay borrowings under the revolving credit facility.
January 8, 2013	5,750,000	(3)	$31.81	$175.2	$3.8	$7.4	Net proceeds were used to repay borrowings under the revolving credit facility and for general partnership purposes.
April 1, 2013	6,037,500	(4)	$37.50	$217.3	$4.6	$9.1	Net proceeds were used for general partnership purposes.

(1)	Proceeds are net of underwriting discounts, commissions and expenses but before its general partner’s capital contribution.

(2)	The Company’s general partner contributions were made to retain its 2% general partner interest.

(3)	Includes the full exercise of the overallotment option of 750,000 common units which closed concurrently with the 5,000,000 firm units on January 8, 2013.

(4)	Includes the full exercise of the overallotment option of 787,500 common units which closed on April 4, 2013.
On March 10, 2014, the Company entered into an Equity Placement Agreement with various sales agents under which the Company may issue and sell, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement provides the Company the right, but not the obligation, to sell common units in the future, at prices the Company deems appropriate. These sales, if any, will be made pursuant to the terms of the Equity Placement Agreement between the Company and the sales agents. The net proceeds from any sales under this agreement will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, working capital, capital expenditures and acquisitions. The Company’s general partner contributed its proportionate capital contribution to retain its 2% general partner interest. For the year ended December 31, 2014, the Company sold 134,955 common units under the Equity Placement Agreement for net proceeds of $3.6 million. Underwriting discounts totaled $0.1 million and the Company’s general partner contributed $0.1 million to maintain its general partner interest.

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
Non-employee directors of the Company’s general partner have been granted phantom units under the terms of the Long-Term Incentive Plan as part of their director compensation package related to fiscal years 2012, 2013 and 2014. These phantom units have a four year service period with one-quarter of the phantom units vesting annually on each December 31st of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
For the years ended December 31, 2014 and 2012, named executive officers and certain employees were awarded phantom units under the terms of the Long-Term Incentive Plan, as part of the Company’s achievement of specified levels of financial performance in the fiscal year. These phantom units are subject to time-vesting requirements whereby 25% of the units vest during the performance period, and the remainder will vest ratably over the next three years on each December 31st. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
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
A summary of the Company’s nonvested phantom units as of December 31, 2014, and the changes during the years ended December 31, 2014, 2013 and 2012, are presented below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2012	562,696	$19.77
Granted	616,997	26.69
Vested	(286,976)	21.16
Forfeited	(56,790)	20.00
Non-vested at December 31, 2012	835,927	$27.57
Granted	483,044	27.73
Vested	(276,115)	24.22
Forfeited	(354,600)	30.60
Non-vested at December 31, 2013	688,256	$23.70
Granted	477,527	25.97
Vested	(280,263)	23.72
Forfeited	(383,400)	25.59
Non-vested at December 31, 2014	502,120	$26.48
For the years ended December 31, 2014, 2013 and 2012, compensation expense of $5.5 million, $4.8 million and $4.6 million, respectively, was recognized in the consolidated statements of operations related to vested phantom unit grants, including $2.5 million and $1.6 million, attributable to Liability Awards for the years ended December 31, 2014 and 2013,

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of December 31, 2014 and 2013, there was a total of $12.2 million and $16.3 million, respectively of unrecognized compensation costs related to nonvested phantom unit grants, including $10.5 million and $12.4 million, attributable to Liability Awards for the years ended December 31, 2014 and 2013, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3 years. The total fair value of phantom units vested during the years ended December 31, 2014 and 2013, was $6.7 million and $6.7 million, respectively.
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
The Company recorded the following 401(k) Plan matching contribution and profit sharing expenses in the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
401(k) Plan matching contribution expense	$5.4	$4.1	$3.2
Profit sharing expense	$1.2	$0.9	$2.5
Defined Pension Plan
The Company has domestic noncontributory defined benefit plans for those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”); who (i) were formerly employees of Penreco and became employees of the Company as a result of the acquisition of Penreco on January 3, 2008 (“Penreco Pension Plan”), (ii) were formerly employees of Murphy Oil Corporation (“Murphy Oil”) represented by the IUOE and who became employees of the Company as a result of the acquisition of the Superior refinery on September 30, 2011 (the “Superior Pension Plan”) or (iii) were formerly employees of Montana Refining and who became employees of the Company as a result of the Montana Acquisition on October 1, 2012 (the “Montana Pension Plan” and together with the Penreco Pension Plan and the Superior Pension Plan, the “Pension Plan”). During 2014, the Company made contributions of $1.5 million to its Pension Plan and expects to make contributions in 2015 of approximately $1.6 million to its Pension Plan.
Under the Penreco Pension Plan, benefits are based primarily on years of service for USW and IUOE represented employees and the employee’s final 60 months’ average compensation for salaried employees. In 2009, the Company amended the Penreco Pension Plan, which curtailed Penreco employees from accumulating additional benefits subsequent to December 31, 2009.
Under the Superior Pension Plan, benefits are based primarily on years of service for IUOE represented employees and the employee’s three highest consecutive calendar years of compensation within the last 10 years of service. Effective July 1, 2012, the Company amended the Superior Pension Plan, which curtailed Superior employees from accumulating additional benefits subsequent to December 31, 2012. For the year ended December 31, 2012, the Company recorded a $0.2 million curtailment gain.
Under the Montana Pension Plan, benefits are based primarily on years of service and the employees’ 36 months’ highest average compensation for salaried employees. Effective October 1, 2012, the date of the Montana Acquisition, the Company amended the Montana Pension Plan, which curtailed only the Montana salaried employees from accumulating additional benefits subsequent to October 31, 2012.
Defined Benefit Other Plans
The Company also has domestic contributory defined benefit post retirement medical plans and contributory life insurance plans for (i) those salaried employees, as well as those employees represented by either the International Brotherhood

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Teamsters (“IBT”), USW or IUOE, who were formerly employees of Penreco and who became employees of the Company as a result of the acquisition of Penreco on January 3, 2008 (“Penreco Other Plan”) or (ii) employees represented by the IUOE, who were formerly employees of Murphy Oil and who became employees of the Company as a result of the acquisition of the Superior refinery on September 30, 2011 (“Superior Other Plan” and together with the Penreco Other Plan, the “Other Plan”). The funding policy is consistent with funding requirements of applicable laws and regulations.
Effective 2009, the Company amended the Penreco Other Plan, which curtailed employees from accumulating additional benefits subsequent to February 28, 2009. Effective July 1, 2012, the Company amended the Superior Other Plan, which curtailed Superior employees from accumulating additional benefits subsequent to December 31, 2012. For the year ended December 31, 2012, the Company recorded a $7.0 million curtailment gain.
All information presented below has been adjusted for these curtailments for the Pension Plan and Other Plan. The change in the benefit obligations, change in the plan assets, funded status and amounts recognized in the consolidated balance sheets were as follows (in millions):

	Year Ended December 31,
	2014		2013
	Pension Plan	Other Plan	Pension Plan	Other Plan
Change in projected benefit obligation:
Benefit obligation at beginning of year	$57.2	$0.3	$65.3	$0.3
Service cost	0.4	—	0.4	—
Interest cost	2.6	—	2.4	—
Benefits paid	(2.5)	(0.1)	(2.3)	—
Actuarial (gain) loss	11.7	—	(8.5)	—
Administrative expense	(0.1)	—	(0.1)	—
Benefit obligation at end of year	$69.3	$0.2	$57.2	$0.3
Change in plan assets:
Fair value of plan assets at beginning of year	$45.8	$—	$41.6	$—
Benefit payments	(2.5)	(0.1)	(2.3)	—
Actual return on assets	4.9	—	3.2	—
Administrative expense	(0.1)	—	(0.1)	—
Employer contribution	1.5	—	3.4	—
Fair value of plan assets at end of year	$49.6	$(0.1)	$45.8	$—
Funded status — benefit obligation in excess of plan assets	$(19.7)	$(0.3)	$(11.4)	$(0.3)
Reconciliation of amounts recognized in the consolidated balance sheets:
Accrued benefit obligation, long-term	$(19.7)	$(0.3)	$(11.4)	$(0.3)
Prior service credit	—	(0.2)	—	(0.2)
Unrecognized net actuarial (gain) loss	11.9	(0.2)	2.3	(0.2)
Accumulated other comprehensive (income) loss	11.9	(0.4)	2.3	(0.4)
Net amount recognized at end of year	$(7.8)	$(0.7)	$(9.1)	$(0.7)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the Pension Plan was $68.4 million and $56.7 million as of December 31, 2014 and 2013, respectively. Selected information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Year Ended December 31,
	2014	2013
Accumulated benefit obligation	$68.4	$52.9
Fair value of plan assets	$49.6	$41.8
Selected information for the Company’s Pension Plan with projected benefit obligation in excess of plan assets were as follows (in millions):

	Year Ended December 31,
	2014	2013
Projected benefit obligation	$69.3	$57.2
Fair value of plan assets	$49.6	$45.8
The components of net periodic pension cost and other post retirement benefits income for 2014, 2013 and 2012 were as follows (in millions):

	Pension Plan			Other Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Service cost	$0.4	$0.4	$1.1	$—	$—	$0.3
Interest cost	2.6	2.4	2.4	—	—	0.2
Expected return on assets	(3.1)	(2.9)	(1.7)	—	—	—
Amortization of net loss	0.3	0.8	0.6	—	—	—
Curtailment gain recognized	—	—	(0.2)	—	—	(7.0)
Settlement gain recognized	—	—	—	—	—	(0.2)
Net periodic benefit cost (income)	$0.2	$0.7	$2.2	$—	$—	$(6.7)
The components of changes recognized in other comprehensive (income) loss for the Pension Plan and Other Plan for 2014, 2013 and 2012 were as follows (in millions):

	Pension Plan			Other Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$9.9	$(8.8)	$4.3	$—	$—	$0.1
Net prior service cost	—	—	—	—	—	(0.1)
Amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net loss	(0.3)	(0.8)	(0.6)	—	—	(0.8)
Amortization or curtailment recognition of prior service credit	—	—	—	—	—	0.1
Total recognized in other comprehensive (income) loss	$9.6	$(9.6)	$3.7	$—	$—	$(0.7)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion relating to the Pension Plan and Other Plan classified in accumulated other comprehensive income (loss) is $11.5 million and $1.9 million as of December 31, 2014 and 2013, respectively. In 2015, the estimated amount that will be amortized from accumulated other comprehensive income includes a net loss of $0.8 million for the Pension Plan.
For the Pension Plan, the Company uses a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis. The period of amortization is the average remaining service of active participants who are expected to receive benefits under the plans.
For the Other Plan, the Company uses corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the accumulated projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis. The period of amortization is the average life expectancy of participants who are expected to receive benefits under the plans.
All pension and other post retirement plans have a December 31 measurement date. The significant weighted average assumptions used to determine the benefit obligations for the years ended December 31, 2014 and 2013 were as follows:

	Benefit Obligations Assumptions
	2014	2013
Pension Plan:
Discount rate for Penreco Pension Plan	3.92%	4.78%
Discount rate for Superior Pension Plan	3.86%	4.66%
Discount rate for Montana Pension Plan	4.13%	4.97%
Rate of compensation increase for Montana Pension Plan	3.00%	3.00%
Other Plan:
Discount rate for Penreco Other Plan	3.70%	4.29%
Immediate trend rate for Penreco Other Plan (1)	7.30%	7.50%
Ultimate trend rate for Penreco Other Plan (1)	4.50%	4.50%
Year that the rate reaches ultimate trend rate for Penreco Other Plan (1)	2029	2029

(1)
For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease by 0.20% per year for an ultimate rate of 4.50% in 2029 for the Penreco Other Plan and remain at that level thereafter.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant weighted average assumptions used to determine the net periodic benefit cost (income) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Net Periodic Benefit Cost (Income) Assumptions
	2014	2013	2012
Pension Plan:
Discount rate for Penreco Pension Plan	4.78%	3.86%	4.63%
Discount rate for Superior Pension Plan	4.66%	3.75%	4.55%
Discount rate for Montana Pension Plan	4.97%	4.03%	3.89%
Expected return on plan assets for Penreco Pension Plan (1)	6.75%	6.75%	6.00%
Expected return on plan assets for Superior Pension Plan (1)	6.75%	6.75%	3.00%
Expected return on plan assets for Montana Pension Plan (1)	6.75%	6.75%	6.00%
Rate of compensation increase for Superior Pension Plan	N/A	N/A	3.75%
Rate of compensation increase for Montana Pension Plan	3.00%	3.00%	3.00%
Other Plan:
Discount rate for Penreco Other Plan	4.29%	3.33%	4.04%
Discount rate for Superior Other Plan	N/A	N/A	4.65%
Immediate trend rate (2)	7.50%	7.70%	8.00%
Ultimate trend rate for Penreco Other Plan (2)	4.50%	4.50%	4.50%
Ultimate trend rate for Superior Other Plan (2)	N/A	N/A	4.50%
Year that the rate reaches ultimate trend rate for Penreco Other Plan (2)	2029	2029	2029
Year that the rate reaches ultimate trend rate for Superior Other Plan (2)	N/A	N/A	2029

(1)
The Company considered the historical returns, the future expectation for returns for each asset class and fair value of the plan assets, as well as the target asset allocation of the Pension Plan portfolio which was developed in accordance with the Company’s Statement of Investment Policy, to develop the expected long-term rate of return on plan assets.

(2)
For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease by 0.20% per year for an ultimate rate of 4.50% for 2029 for the Penreco Other Plan and remain at that level thereafter.

An increase or decrease by one percentage point in the assumed healthcare cost trend rates would have less than $0.1 million effect on the post retirement benefit obligation and service and interest cost components of benefit costs for the Other Plan as of December 31, 2014.
Investment Policy
The Defined Benefit Plan Investment Committee (the “Investment Committee”) is responsible for the overall management of the Pension Plan assets, and its responsibilities encompass establishing the investment strategies and policies, monitoring the management of plan assets, reviewing the asset allocation mix on a regular basis, monitoring the performance of the Pension Plan assets to determine whether the investments objectives are met and guidelines followed and taking the appropriate action if objectives are not followed. The Company uses different investment managers with various asset management objectives to eliminate any significant concentration of risk. The Investment Committee believes there are no significant concentrations of risks associated with the investment assets. The Company’s investment manager will assist in the continual assessment of assets and the potential reallocation of certain investments and will evaluate the selection of investment managers for the Pension Plan assets based on such factors as organizational stability, depth of resources, experience, investment strategy and process, performance expectations and fees.
Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return in relationship to the respective liabilities. The primary investment

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s Pension Plan asset allocations, as of December 31, 2014 and 2013 by asset category, are as follows:

	2014	2013
Domestic equities	20%	23%
Foreign equities	19%	23%
Fixed income	61%	54%
	100%	100%
At December 31, 2014, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) primarily consisted of (i) cash and cash equivalents and (ii) mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the net asset value (“NAV”) of shares in each fund held by the Pension Plan at quarter end as provided by the third party administrator. See Note 9 for the definition of Levels 1, 2 and 3. The Company’s Pension Plan assets measured at fair value at December 31, 2014 and 2013 were as follows (in millions):

	Fair Value of Pension Assets at December 31,
	2014		2013
	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents	$0.2	$—	$—	$—
Domestic equities	—	10.0	—	10.6
Foreign equities	—	9.4	—	10.6
Fixed income	—	30.0	—	24.6
	$0.2	$49.4	$—	$45.8

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2014 (in millions):

Pension Benefits
2015	$2.6
2016	2.7
2017	2.8
2018	3.0
2019	3.2
2020 to 2024	18.0
Total	$32.3
13. Accumulated Other Comprehensive Loss
The table below sets forth a summary of changes in accumulated other comprehensive loss by component for the year ended December 31, 2014 (in millions):

	Derivatives	Defined Benefit Pension And Retiree Health Benefit Plans	Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive loss at December 31, 2013	$(51.4)	$(1.9)	$(0.1)	$(53.4)
Other comprehensive income (loss) before reclassifications	114.2	(9.9)	(0.5)	103.8
Amounts reclassified from accumulated other comprehensive income	(37.0)	0.3	—	(36.7)
Net current period other comprehensive income (loss)	77.2	(9.6)	(0.5)	67.1
Accumulated other comprehensive income (loss) at December 31, 2014	$25.8	$(11.5)	$(0.6)	$13.7
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive loss in the Company’s consolidated statements of operations for the year ended December 31, 2014 (in millions):

Components of Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss	Location of Gain (Loss)

Derivative gains (losses) reflected in gross profit
	$(9.0)	Sales
	46.0	Cost of sales
	$37.0	Total

Amortization of defined benefit pension benefit plans:
Amortization of net loss	$(0.3)	(1)
	$(0.3)	Total
________________________

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost. See Note 12 for additional information.
14. Income Taxes
The Company conducts certain activities through wholly-owned subsidiaries that are corporations which are subject to federal, state and local income taxes. As of December 31, 2014, 2013 and 2012, the components of federal and state income tax expense are summarized as follows (in millions):

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2014	2013	2012
Current expense:
Federal	$0.2	$—	$—
State	0.2	0.4	0.8
Total	$0.4	$0.4	$0.8

Deferred expense (benefit):
Federal	$(1.5)	$—	$—
State	0.3	—	—
Total	$(1.2)	$—	$—
Total income tax expense (benefit)	$(0.8)	$0.4	$0.8
A reconciliation of effective tax rate to the U.S. statutory rate attributable to operations for December 31, 2014, 2013 and 2012 is as follows:

	December 31,
	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
Partnership earnings not subject to tax	(22.4)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax effect	(0.4)%	11.4%	0.4%
Impact of non-deductible goodwill	(11.5)%	—%	—%
Other items, net	—%	(1.1)%	—%
Effective tax rate	0.7%	10.3%	0.4%
Deferred Taxes
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Deferred income tax assets:
Inventory	$2.3	$—
Net operating loss carryforwards	3.7	—
Total deferred income tax assets	$6.0	$—

Deferred income tax liabilities:
Intangible assets	$(22.0)	$—
Property, plant and equipment	(14.0)	(1.7)
Total deferred income tax liabilities	$(36.0)	$(1.7)

Net deferred income tax liability	$(30.0)	$(1.7)
As a result of the Company’s analysis, management has determined that the Company does not have any uncertain tax positions. As of December 31, 2014, the Company had tax loss carryforwards of approximately $14.3 million, which are expected to be utilized prior to expiration in 2034. As of December 31, 2014, the Company had $3.7 million deferred tax assets arising from net operating loss carryforwards. The Company’s tax federal and state returns remain subject to examination by taxing authorities for three years.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the years ended December 31, 2014, 2013 and 2012 (in millions, except unit and per unit data):

	Year Ended December 31,
	2014	2013	2012

Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$(112.2)	$3.5	$205.7
Less:
General partner’s interest in net income (loss)	(2.2)	0.1	4.1
General partner’s incentive distribution rights	15.4	14.7	5.5
Non-vested share based payments	—	0.2	1.1
Net income (loss) available to limited partners	$(125.4)	$(11.5)	$195.0
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average limited partner units outstanding	69,671,827	67,938,784	55,559,183
Effect of dilutive securities:
Participating securities — phantom units	—	—	117,558
Diluted weighted average limited partner units outstanding (1)	69,671,827	67,938,784	55,676,741
Limited partners’ interest basic net income (loss) per unit	$(1.80)	$(0.17)	$3.51
Limited partners’ interest diluted net income (loss) per unit	$(1.80)	$(0.17)	$3.50
_____________

(1)	Total diluted weighted average limited partner units outstanding excludes 0.2 million and 0.2 million potentially dilutive phantom units for the years ended December 31, 2014 and 2013.
16. Transactions with Related Parties
During the years ended December 31, 2014, 2013 and 2012, the Company had product sales to related parties owned by a limited partner of $9.1 million, $9.7 million and $9.3 million, respectively. Trade accounts and other receivables from related parties at December 31, 2014 and 2013 were $1.2 million and $0.2 million, respectively. The Company also had purchases from related parties owned by a limited partner, excluding crude purchases related to Legacy Resources Co., L.P. (“Legacy Resources”) and directors’ and officers’ liability insurance premiums discussed below, during the years ended December 31, 2014, 2013 and 2012 of $41.1 million, $9.0 million and $7.2 million, respectively. Accounts payable to related parties, excluding accounts payable related to the Legacy Resources agreement discussed below, at December 31, 2014 and 2013 were $4.3 million and $4.3 million, respectively.
The Company has a crude oil supply agreement with Legacy Resources, the Master Crude Oil Purchase and Sale Agreement. Legacy Resources is owned in part by one of the Company’s general partners, an affiliate of the Company’s general partner, the Company’s chief executive officer and vice chairman of the board of the Company’s general partner, F. William Grube, and the Company’s executive vice president - strategy and development, Jennifer G. Straumins. No crude oil is currently being purchased by the Company under this agreement. During the years ended December 31, 2014, 2013 and 2012, the Company had crude oil purchases of $0.8 million, $1.2 million and $1.1 million, respectively, from Legacy Resources under spot agreements. The Company had no accounts payable to Legacy Resources at December 31, 2014 and $0.1 million at December 31, 2013.
Nicholas J. Rutigliano, a former member of the board of directors of the Company’s general partner who retired in September 2014, founded Tobias Insurance Group, Inc. (“Tobias”), a commercial insurance brokerage business, which was acquired by Assured Partners, LLC. Mr. Rutigliano continues to serve as president of Tobias. Tobias has historically placed the Company’s directors’ and officers’ liability insurance. The total premiums paid to Tobias by the Company for the years ended December 31, 2014, 2013 and 2012 were $0.7 million, $0.7 million and $0.5 million, respectively. With the exception of its directors’ and officers’ liability insurance which were placed with this commercial insurance brokerage company, the Company placed its insurance requirements with third parties during the years ended December 31, 2014, 2013 and 2012.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Segments and Related Information
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

•	Fuel Products. The fuel products segment produces primarily gasoline, diesel, jet fuel and asphalt which are primarily sold to customers located in the PADD 2, PADD 3 and PADD 4 areas within the U.S.

•
Oilfield Services. The oilfield services segment markets its products and oilfield services including drilling fluids, completion fluids, production chemicals and solids control services to the oil and gas industry.

During the fourth quarter 2014, the Company realigned its reportable segments for financial reporting purposes as a result of the Anchor and SOS Acquisitions in 2014 resulting in a new segment, oilfield services. Prior to this change, Anchor and SOS were reported as part of the specialty products segment. This reporting change did not impact the Company’s consolidated results.
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company evaluates performance based upon Adjusted EBITDA. The Company defines Adjusted EBITDA for any period as: (1) net income (loss) plus (2)(a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) realized gains under derivative instruments excluded from the determination of net income (loss); (f) non-cash equity based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (g) debt refinancing fees, premiums and penalties and (h) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.
Reportable segment information is as follows (in millions):

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2014	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,729.2	$3,693.4	$368.5	$5,791.1	$—	$5,791.1
Intersegment sales	18.4	89.8	—	108.2	(108.2)	—
Total sales	$1,747.6	$3,783.2	$368.5	$5,899.3	$(108.2)	$5,791.1
Adjusted EBITDA	$220.8	$50.0	$35.1	$305.9	$—	$305.9
Reconciling items to net loss:
Depreciation and amortization	68.1	80.0	15.0	163.1	—	163.1
Realized gain (loss) on derivatives, not reflected in net loss	(1.9)	8.5	—	6.6	—	6.6
Asset impairment	—	—	36.0	36.0	—	36.0
Unrealized loss on derivatives						0.6
Interest expense						110.8
Debt extinguishment costs						89.9
Non-cash equity based compensation and other items						11.9
Income tax benefit						(0.8)
Net loss						$(112.2)

Year Ended December 31, 2013	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,774.9	$3,646.5	$—	$5,421.4	$—	$5,421.4
Intersegment sales	—	77.3	—	77.3	(77.3)	—
Total sales	$1,774.9	$3,723.8	$—	$5,498.7	$(77.3)	$5,421.4
Adjusted EBITDA	$194.5	$47.0	$—	$241.5	$—	$241.5
Reconciling items to net income:
Depreciation and amortization	66.6	67.1	—	133.7	—	133.7
Realized loss on derivatives, not reflected in net income	(0.5)	(1.3)	—	(1.8)	—	(1.8)
Asset impairment	10.5	—	—	10.5	—	10.5
Unrealized gain on derivatives						(25.7)
Interest expense						96.8
Debt extinguishment costs						14.6
Non-cash equity based compensation and other items						9.5
Income tax expense						0.4
Net income						$3.5

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2012	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,849.9	$2,807.4	$—	$4,657.3	$—	$4,657.3
Intersegment sales	—	50.2	—	50.2	(50.2)	—
Total Sales	$1,849.9	$2,857.6	$—	$4,707.5	$(50.2)	$4,657.3
Adjusted EBITDA	$283.2	$121.4	$—	$404.6	$—	$404.6
Reconciling items to net income:
Depreciation and amortization	55.8	49.2	—	105.0	—	105.0
Realized loss on derivatives, not reflected in net income	(1.9)	(3.1)	—	(5.0)	—	(5.0)
Asset impairment	1.6	—	—	1.6	—	1.6
Unrealized loss on derivatives						3.8
Interest expense						85.6
Non-cash equity based compensation and other items						7.1
Income tax expense						0.8
Net income						$205.7
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2014, 2013 and 2012. Substantially all of the Company’s long-lived assets are domestically located.
c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. All oilfield services products are consolidated in a standalone category. The following table sets forth the major product category sales (in millions):

	Year Ended December 31,
	2014		2013		2012
Specialty products:
Lubricating oils	$748.4	12.9%	$848.8	15.7%	$1,007.9	21.6%
Solvents	485.2	8.4%	511.7	9.4%	491.1	10.5%
Waxes	144.1	2.5%	141.0	2.6%	142.8	3.1%
Packaged and synthetic specialty products	313.5	5.4%	233.6	4.3%	161.7	3.5%
Other	38.0	0.7%	39.8	0.7%	46.4	1.0%
Total	1,729.2	29.9%	1,774.9	32.7%	1,849.9	39.7%
Fuel products:
Gasoline	1,443.1	24.9%	1,409.4	26.0%	1,174.9	25.2%
Diesel	1,197.4	20.7%	1,259.2	23.3%	941.0	20.2%
Jet fuel	199.3	3.4%	191.4	3.5%	184.0	4.0%
Asphalt, heavy fuel oils and other	853.6	14.7%	786.5	14.5%	507.5	10.9%
Total	3,693.4	63.7%	3,646.5	67.3%	2,807.4	60.3%
Oilfield services:
Total	368.5	6.4%	—	—%	—	—%
Consolidated sales	$5,791.1	100.0%	$5,421.4	100.0%	$4,657.3	100.0%

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d. Major Customers
During the years ended December 31, 2014, 2013 and 2012, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the years ended December 31, 2014, 2013 and 2012, the Company had two suppliers that supplied approximately 45.9%, 54.1% and 65.0%, respectively, of its crude oil supply.
18. Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in millions, except unit and per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2014
Sales	$1,341.0	$1,434.9	$1,675.8	$1,339.4	$5,791.1
Gross profit	124.8	99.0	182.6	123.3	529.7
Net income (loss)	(49.8)	(8.3)	9.4	(63.5)	(112.2)
Net income (loss) available to limited partners	(52.6)	(12.0)	5.4	(66.2)	(125.4)
Limited partners’ interest basic net income (loss) per unit	$(0.76)	$(0.17)	$0.08	$(0.95)	$(1.80)
Limited partners’ interest diluted net income (loss) per unit	$(0.76)	$(0.17)	$0.08	$(0.95)	$(1.80)
Weighted average limited partner units outstanding — basic	69,622,884	69,604,669	69,684,621	69,775,827
Weighted average limited partner units outstanding — diluted	69,622,884	69,604,669	69,850,685	69,775,827

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2013
Sales	$1,318.6	$1,354.2	$1,505.5	$1,243.1	$5,421.4
Gross profit	134.4	101.0	62.1	112.5	410.0
Net income (loss)	46.0	7.8	(34.8)	(15.5)	3.5
Net income (loss) available to limited partners	41.7	3.8	(37.9)	(19.0)	(11.5)
Limited partners’ interest basic net income (loss) per unit	$0.67	$0.05	$(0.54)	$(0.27)	$(0.17)
Limited partners’ diluted net income (loss) per unit	$0.66	$0.05	$(0.54)	$(0.27)	$(0.17)
Weighted average limited partner units outstanding — basic	62,831,155	69,571,855	69,626,650	69,635,865
Weighted average limited partner units outstanding — diluted	63,017,869	69,769,536	69,626,650	69,635,865

(1)	The sum of the four quarters may not equal the total year due to rounding.
19. Subsequent Events
On January 13, 2015, the Company terminated its interest rate swap, which was designated as a fair value hedge, related to the 2022 Notes and having a notional amount of $200.0 million. In settlement of this swap, the Company received approximately $3.3 million.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 23, 2015, the Company declared a quarterly cash distribution of $0.685 per unit on all outstanding common units, or approximately $52.7 million (including the general partner’s incentive distribution rights) in aggregate, for the quarter ended December 31, 2014. The distribution was paid on February 13, 2015 to unitholders of record as of the close of business on February 3, 2015. This quarterly distribution of $0.685 per unit equates to $2.74 per unit, or approximately $210.8 million (including the general partner’s incentive distribution rights) in aggregate on an annualized basis.
Subsequent to December 31, 2014, the Company settled select second quarter 2015 through calendar year 2016 fixed priced crack spread derivative instruments for net proceeds of approximately $9.6 million.
Subsequent to December 31, 2014, the Company sold 307,985 common units for net proceeds of approximately $7.6 million under the Equity Placement Agreement.
Subsequent to December 31, 2014, the Company entered into the following derivatives related to crude oil purchases in its fuel products segment:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2015	423,500	4,706	$48.84
Second Quarter 2015	1,274,000	14,000	$52.61
Third Quarter 2015	382,950	4,163	$56.58
Fourth Quarter 2015	60,950	663	$58.40
	479,460	1,310	$63.35
Total	2,620,860
Average price			$54.68
Subsequent to December 31, 2014, the Company entered into the following derivatives related to gasoline sales in its fuel products segment:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2015	423,500	4,706	$61.64
Second Quarter 2015	1,274,000	14,000	$69.42
Third Quarter 2015	322,000	3,500	$70.55
Total	2,019,500
Average price			$67.97
Subsequent to December 31, 2014, the Company entered into the following derivatives related to diesel sales in its fuel products segment:

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Third Quarter 2015	46,000	500	$77.39
Fourth Quarter 2015	46,000	500	$77.39
Calendar Year 2016	366,000	1,000	$82.99
Total	458,000
Average price			$81.86

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to December 31, 2014, the Company entered into the following derivatives related to diesel percent basis crack spread swap contracts in its fuel products segment, none of which are designated as cash flow hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average % of WTI/Bbl
Third Quarter 2015	92,000	1,000	32.6%
Fourth Quarter 2015	92,000	1,000	32.6%
Calendar Year 2016	549,000	1,500	32.0%
Total	733,000
Average percentage			32.2%
The fair value of the Company’s derivatives that were outstanding as of December 31, 2014 decreased by approximately $16.0 million subsequent to December 31, 2014 to a net liability of approximately $15.0 million. The fair value of the Company’s senior notes has increased by approximately $104.0 million subsequent to December 31, 2014.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level. See Management’s Report on Internal Control Over Financial Reporting included in Item 8 “Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There have been no changes to our internal controls over financial reporting during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On March 31, 2014 and August 1, 2014, we completed the Anchor and SOS Acquisitions, respectively, which include certain existing information systems and internal controls over financial reporting. We are currently in the process of evaluating and integrating the Anchor and SOS Acquisitions’ historical internal controls over financial reporting with ours. We expect to complete the integrations of the Anchor and SOS Acquisitions in fiscal year 2015.
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
The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.
Directors and Executive Officers
The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of March 2, 2015.

Name	Age	Position with Calumet GP, LLC
Fred M. Fehsenfeld, Jr.	64	Chairman of the Board
F. William Grube	67	Chief Executive Officer and Vice Chairman of the Board
Jennifer G. Straumins	41	Executive Vice President — Strategy and Development
R. Patrick Murray, II	43	Executive Vice President, Chief Financial Officer and Secretary
Timothy R. Barnhart	55	Executive Vice President — Operations
William A. Anderson	46	Executive Vice President — Sales
James S. Carter	66	Director
Robert E. Funk	69	Director
George C. Morris III	59	Director
Daniel J. Sajkowski	55	Director
Amy M. Schumacher	43	Director
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
As co-founder of our Predecessor, Mr. Fehsenfeld has an extensive knowledge base regarding the Company’s operations and has participated in all major strategic decision making for the Company and our Predecessor since their inception. In his role as managing trustee of The Heritage Group, Mr. Fehsenfeld serves in lead executive roles, including the role of chairman and chief executive officer, for a multitude of different companies within The Heritage Group, providing breadth of experience in leadership and management across a wide variety of industries, including energy. Since 2008, Mr. Fehsenfeld has served as chairman of the board of directors of Heritage-Crystal Clean, Inc., a publicly-traded environmental services company which is owned in part by The Heritage Group. Mr. Fehsenfeld is the father of Amy M. Schumacher, member of the board of directors of our general partner.
F. William Grube has served as the chief executive officer and vice chairman of the board of our general partner since January 2011. From September 2005 through December 2010, Mr. Grube served as chief executive officer, president and director of our general partner. Mr. Grube has also served as president and chief executive officer of our Predecessor from 1990 until our initial public offering. From 1973 to 1989, Mr. Grube served as executive vice president of Rock Island Refining Corporation. Mr. Grube received his B.S. in Chemical Engineering from Rose-Hulman Institute of Technology and his M.B.A. from Harvard University. Mr. Grube is the father of Jennifer G. Straumins, executive vice president - strategy and development of our general partner.
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
Jennifer G. Straumins has served as executive vice president - strategy and development of our general partner since October 2014. From January 2011 through October 2014, Ms. Straumins served as president and chief operating officer of our general partner. From December 2009 through December 2010, Ms. Straumins served as executive vice president and chief operating officer of our general partner. From February 2007 through December 2009, Ms. Straumins served as senior vice president of our general partner. From January 2006 through February 2007, Ms. Straumins served as vice president — investor relations of our general partner. Ms. Straumins served in various capacities in financial planning and economics for our Predecessor from 2002 until our initial public offering. Prior to joining our Predecessor, Ms. Straumins held financial planning positions with Great Lakes Chemical Company and Exxon Chemical Company. Ms. Straumins received a B.E. in Chemical Engineering from Vanderbilt University and her M.B.A. from the University of Kansas. Ms. Straumins is the daughter of F. William Grube, the chief executive officer and vice chairman of the board of our general partner.
R. Patrick Murray, II has served as executive vice president, chief financial officer and secretary of our general partner since October 2014. From December 2012 through October 2014, Mr. Murray served as senior vice president, chief financial officer and secretary of our general partner. From September 2005 through December 2012, Mr. Murray served as vice president, chief financial officer and secretary of our general partner. Mr. Murray served as the vice president and chief financial officer of our Predecessor from 1999 until our initial public offering and served as its controller from 1998 to 1999. From 1993 to 1998, Mr. Murray was a senior auditor with Arthur Andersen LLP. Mr. Murray received his B.B.A. in Accountancy from the University of Notre Dame.
Timothy R. Barnhart has served as executive vice president — operations of our general partner since October 2014. From December 2012 through October 2014, Mr. Barnhart serviced as senior vice president — operations of our general partner. From December 2009 to December 2012, Mr. Barnhart served as vice president — operations of our general partner. Mr. Barnhart served as the plant manager of our Karns City facility from January 2008 to December 2009. Prior to joining Calumet in 2008 upon our acquisition of Penreco, Mr. Barnhart held various engineering, supervisory and management positions at Penreco and Pennzoil Products Company since 1981. Mr. Barnhart received his B.S. in Engineering from Grove City College.
William A. Anderson has served as executive vice president — sales of our general partner since October 2014. From October 2012 through October 2014, Mr. Anderson served as vice president — marketing and new products. From September 2005 through September 2012, Mr. Anderson served as vice president — sales of our general partner. Mr. Anderson served as vice president — sales and marketing of our Predecessor from 2000 until our initial public offering and served in various other capacities from 1993 to 2000. Mr. Anderson received his B.A. in Communications from DePauw University.
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
Daniel J. Sajkowski has served as a member of the board of directors of our general partner since September 2014. Mr. Sajkowski has served as executive vice president, growth and new ventures of The Heritage Group since 2013. Prior to joining The Heritage Group, Mr. Sajkowski was the senior director, downstream technology at Sapphire Energy from 2010 until 2013. From 2004 to 2010, Mr. Sajkowski served as business unit leader at BP’s Whiting, Indiana refinery. During his career with BP/Amoco, Mr. Sajkowski also held positions as the manager of integrated supply from 2002 until 2004 and trading and vice president of refining technology from 2000 until 2002. Mr. Sajkowski earned his B.S. and M.S. degrees in Chemical Engineering from the University of Michigan and a Ph.D. in Chemical Engineering from Stanford University in 1986. He also completed The General Manager Program at Harvard University in 2000.
Mr. Sajkowski has extensive refining industry experience including planning, operations and managerial roles for a large multinational refining company. His broad background of experience provides helpful insight to the Company in its implementation of strategic initiatives and its refinery operations in general.
Amy M. Schumacher has served as a member of the board of directors of our general partner since September 2014. Ms. Schumacher has served as the president of Monument Chemicals, Inc. and Haltermann Solutions since 2010. Prior to joining Monument Chemicals, Inc. and Haltermann Solutions, Ms. Schumacher worked in various capacities for The Heritage Group leading a variety of growth projects from 2003 until 2010. From 1998 to 2003, Ms. Schumacher was a consultant with Accenture. Ms. Schumacher received her B.S. in Civil Engineering from Purdue University and her M.S. in Management from the Massachusetts Institute of Technology Sloan School. Ms. Schumacher currently serves as a trustee for The Heritage Group and sits on a number of private subsidiary boards. Ms. Schumacher is the daughter of Fred M. Fehsenfeld, Jr., the chairman of the board of our general partner.
Ms. Schumacher has extensive managerial experience including planning and strategy. She possesses a broad background within the chemicals industry, with specific experience in strategic growth projects.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2014, Calumet’s directors and executive officers filed all reports required by Section 16(a) with the exception of (i) one late filing related to a phantom unit grant and related vesting on November 4, 2014 for Fred M. Fehsenfeld, Jr., (ii) one late filing related to a phantom unit grant and related vesting on November 4, 2014 for James S. Carter, (iii) one late filing related to a phantom unit grant and related vesting on November 4, 2014 for George C. Morris, III, (iv) one late filing related to a phantom unit grant on November 24, 2014 for Fred M. Fehsenfeld, Jr., (v) one late filing related to a phantom unit grant on November 24, 2014 for James S. Carter, (vi) one late filing related to a phantom unit grant on November 24, 2014 for Robert E. Funk, (vii) one late filing related to a phantom unit grant on November 24, 2014 for George C. Morris, III, (viii) one late filing related to a phantom unit grant on November 24, 2014 for Daniel J. Sajkowski and (ix) one late filing related to a phantom unit grant on November 24, 2014 for Amy M. Schumacher.

Item 11.	Executive and Director Compensation
Compensation Discussion and Analysis
Overview
For purposes of this Compensation Discussion and Analysis and the compensation tables that follow, the names and positions of our named executive officers for the 2014 year were:

•	F. William Grube - Chief Executive Officer and Vice Chairman of the Board

•	R. Patrick Murray, II - Executive Vice President and Chief Financial Officer

•	Jennifer G. Straumins - Executive Vice President - Strategy and Development

•	Timothy R. Barnhart - Executive Vice President - Operations

•	William A. Anderson - Executive Vice President - Sales
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
Under their collective authority, the compensation committee and the board of directors maintain the right to develop and modify compensation programs and policies as they deem appropriate. Factors they may consider in making decisions to materially increase or decrease compensation include our overall financial performance, our growth over time, our changes in complexity as well as individual executive job scope, complexity and performance, and changes in competitive compensation practices in our defined labor markets. In determining any forms of compensation other than the base salary for the senior executives, or in the case of the chief executive officer, the recommendation to the board of directors of the forms of compensation for the chief executive officer, the compensation committee considers our financial performance and relative unitholder return, the value of similar incentive awards to senior executives at comparable companies and the awards given to senior executives in past years.
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
In August 2014, the compensation committee approved changes to our 2014 incentive compensation programs based on our performance on achievement of distributable cash flow goals for the third and fourth quarters of 2014 combined, rather than performance for the full fiscal year. These changes were designed to reward the achievement of both short-term and long-term goals necessary to promote growth and generate positive unitholder returns during the second half of 2014, and to incentivize enhanced performance in the second half of 2014 compared to the first half of 2014.
Peer Group and Compensation Targets
To evaluate all areas of executive compensation, the compensation committee seeks the additional input of outside compensation consultants and available comparative information to validate that the compensation programs established for our executives are consistent with the philosophy of compensating our executives at ranges that approximate within 25% of the median of market for companies of similar size to us. In 2013, the compensation committee retained Buck Consultants, LLC (“Buck Consultants”) as an independent consultant to review our general partner’s executive compensation programs. Buck

Consultants reported directly to the compensation committee and did not provide any additional services to our general partner. The scope of this engagement included the following:

•	review of a peer group of publicly-traded master limited partnerships for executive compensation comparisons;

•	analysis of market pay levels and trends for our named executive officers, other officers and key employees from peer companies including base salary, annual incentives and long-term incentives; and

•	assessment of Calumet’s executive pay levels relative to overall market levels.
The following master limited partnerships and corporation were included by Buck Consultants in the peer group for the compensation review: Alon USA Energy, Inc., Atlas Pipeline Partners, L.P., Boardwalk Pipeline Partners, LP, Buckeye Partners, L.P., Copano Energy, L.L.C., Crestwood Equity Partners LP, Crosstex Energy, L.P., CVR Refining, LP, DCP Midstream Partners, L.P., Enbridge Energy Partners, L.P., Genesis Energy, L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., MarkWest Energy Partners, L.P., NGL Energy Partners LP, Northern Tier Energy LP, NuStar Energy L.P., ONEOK Partners, L.P., Regency Energy Partners LP, Targa Resources Partners LP and Williams Partners, L.P. Peer group companies were validated and selected based on their comparability of EBITDA (a non-GAAP measurement), sales and market capitalization to those of Calumet. Market data compiled from public disclosures of the peer group companies were used in the review to compare our compensation of the key executive group against the market. Buck Consultants provided a presentation of its findings to the compensation committee in October 2013 that assisted us in making the compensation decisions described below for the 2014 year.
The compensation committee used the findings of the Buck Consultants executive compensation review to validate the total competitiveness of compensation for our key executives, including each named executive officer. Specifically, the Buck Consultants review indicated that aggregate target total direct compensation of our key executives, which includes all the major elements of our executive compensation program, including base salary, short-term incentives and long-term compensation, was below the median of market by approximately 25%, driven primarily by long-term compensation, whereas total cash compensation, which includes aggregate base salaries and aggregate short-term incentives for the key executives, assuming the target levels of such incentives are achieved, were within the median by 10%. Long-term incentives for the key executives fall below the 25th percentile of the peer group by approximately 20%, which the compensation committee deemed appropriate given our smaller size relative to certain master limited partnerships included in the peer group, with an expectation by the compensation committee that with future achievement of strategic goals and further growth in financial performance, such long-term incentive opportunities should migrate toward the median level of the peer group. As of this filing, we have not made any material changes to our compensation program for the 2015 year.
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
Base Salary
Design. Salaries provide executives with a base level of semi-monthly income as consideration for fulfillment of certain roles and responsibilities. The salary program assists us in achieving our objective of attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, changes in the base salary levels for our named executive officers are determined on an annual basis by the compensation committee of the board of directors and are effective at the beginning of the following fiscal year. In the case of Mr. Grube, his initial base salary was established under his employment agreement, which provides that the amount of his annual salary increase must be at least equal to the average of the percentage increases of all salaried employees of Calumet’s general partner.
Results. Mr. Grube’s salary increase for 2014 was 3.0%, which was equivalent to the average of the percentage increases of all salaried employees for 2014. With respect to our other executive officers, the 2014 base salaries for Mr. Murray, Ms. Straumins, Mr. Barnhart and Mr. Anderson were $329,600, $360,500, $309,000 and $279,130, respectively. These 2014 base salaries for Mr. Murray, Ms. Straumins and Mr. Barnhart compare to $320,000, $350,000 and $300,000, respectively, in 2013. As with Mr. Grube’s salary increase, the levels of increases in the base salaries for these executives were also a 3.0% increase from 2013 levels.
Compensation Changes for 2015. Mr. Grube’s salary increase for 2015 was 3.0%, based on the same formula described above. With respect to our other named executive officers, the compensation committee approved increased salaries as part of its annual salary review process. Effective January 1, 2015, the base salaries for Mr. Murray, Ms. Straumins and Mr. Barnhart are $339,488, $371,315 and $318,270, respectively. The levels of increases in the base salaries for these executives were based on the same formula as above. Effective January 1, 2015, the base salary for Mr. Anderson is $312,626. The level of increase takes into account his increased job responsibilities resulting from his promotion to executive vice president - sales. The compensation committee also considered the increases to base salary to be appropriate based on comparisons against our peer group of publicly traded partnerships in an effort to ensure that base salaries were closer to the market median of our peer group.
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
The compensation committee establishes minimum, target and stretch incentive opportunities for each executive officer and other key employees expressed as a percentage of base salary. The amount that is paid out is based on our achievement of a minimum, target or stretch level of distributable cash flow for a set period of time during the fiscal year. The compensation committee may determine whether the applicable performance period will be a full calendar year or a specific portion of a calendar year, depending upon our incentive goals for the short-term cash awards for that year. As previously noted, with respect to the 2014 year, our bonus targets were based on the third and fourth quarter distributable cash flow goals. At the recommendation of the compensation committee, the board of directors approves distributable cash flow targets for each performance period based on budgets prepared by management. When making the annual determination of the minimum goal, target goal and stretch goal levels of distributable cash flow, the compensation committee and the board of directors consider the specific circumstances facing us during the relevant year. Generally, the compensation committee seeks to set the minimum goal, target goal and stretch goal levels such that the relative challenge of achieving each level is consistent from year to year. The expectation that management will achieve the minimum goal level is very high, while meaningful additional effort would be required to achieve the target goal and considerable additional effort would be required to achieve the stretch goal.
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

Results. For the second half of 2014, the minimum distributable cash flow goal was $79.9 million, the target goal was $110.5 million and the stretch goal was $141.1 million. For the reasons described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2014 Update,” we met at least our target goal with 2014 distributable cash flow of $114.1 million, as defined under the Cash Incentive Plan.
The following table summarizes the levels of cash award opportunity for each named executive officer and the actual percentage earned by them in 2014:

	Cash Incentive Award Opportunity as a Percentage of Base Salary
	Minimum	Target	Stretch	Actual Payout
F. William Grube	17.5%	50%	100%	69%	(1)
R. Patrick Murray, II, Jennifer G. Straumins, Timothy R. Barnhart and William A. Anderson	17.5%	50%	100%	56%

(1)
Mr. Grube’s employment agreement guarantees him a potential award that is at least 150% of the amount of the next highest potential award paid to any other executive officer of our general partner, which would have been the maximum potential award for Ms. Straumins.

The compensation committee determined these percentages of base salary at levels, when combined with both base salary and potential long-term, unit-based awards, to develop a total direct compensation structure for the named executive officers which is intended to be within approximately 25% of the median of our peer group, while placing significant emphasis on the achievement of our distributable cash flow goals.
For the second half of 2014, the target goal for distributable cash flow was set at the budgeted amount, a level that the board of directors believed reflected the reasonable expectations management had for our financial performance during the fiscal year and likely to be achieved given actual distributable cash flow achieved for the 2013 fiscal year. The board of directors set the stretch distributable cash flow goal at 28% above the budgeted amount, a level which they believed would be attained only with higher levels of performance relative to the reasonable expectations management had for our financial performance and therefore not likely to be achieved. The minimum goal was set at approximately 28% below the budgeted amount. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2014 Update,” for a discussion of the factors that impacted our results, including our higher gross profit per barrel sold of specialty products and higher sales volume, the primary drivers that enabled us to meet our distributable cash flow targets. The following table reflects our historical minimum, target and stretch distributable cash flow goals:

Distributable Cash Flow (In millions)
Fiscal Year	Actual	Minimum Goal	Target Goal	Stretch Goal
2014 (1)	$114.1	$79.9	$110.5	$141.1
2013	$18.5	$175.3	$246.8	$357.6
2012	$281.1	$123.0	$138.5	$169.3

(1)	Actual, minimum goal, target goal and stretch goal were based on the combined third and fourth quarters of 2014. Actual results exclude bonus expense for calculation purposes.
Compensation Changes for 2015. Upon the recommendation of the compensation committee, the board of directors has approved new distributable cash flow targets for the 2015 fiscal year based on budgets prepared by management. We do not disclose our confidential 2015 targets, which, if disclosed, would put us at a competitive disadvantage. However, we believe that the targets set for the 2015 year will be difficult to achieve and that there is no guarantee that our named executive officers will receive an award related to the 2015 year.
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
Results. We did not make any discretionary matching contributions of phantom units to the accounts of those participants in the Deferred Compensation Plan during 2014.
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
In fiscal year 2014, the annual unit award opportunity to named executive officers consisted of the contingent right to receive phantom units. Under the Long-Term Incentive Plan, phantom units are granted only upon our achievement of specified levels of distributable cash flow. When granted, phantom units are subject to further time-based vesting criteria specified in the grant. Upon satisfaction of the time-based vesting criteria specified in the grant, phantom units convert into common units (or cash equivalent). Accordingly, these awards established a direct link between executive compensation and our financial performance. This component of executive compensation, when coupled with an extended ratable vesting period as compared to cash awards, further aligns the interests of executives with our unitholders in the longer-term and reinforces unit ownership levels among executives.
Results. The following table provides the annual unit award opportunity for each named executive officer. Our general objective when determining the size of the phantom unit awards is to provide our named executive officers with long-term incentive opportunities targeted within approximately 20% of the 25th percentile of peer practices for long-term equity based awards for similarly situated executive officers. The following table reflects the number of phantom units that would be awarded to our named executive officers depending on whether we achieved the distributable cash flow minimum, target or stretch goals discussed above in “Short-Term Cash Awards”:

	2014 Phantom Unit Award Opportunity			Phantom Units Granted
	Minimum	Target	Stretch
F. William Grube	3,780	10,800	16,200	10,800
R. Patrick Murray, II, Jennifer G. Straumins, Timothy R. Barnhart and William A. Anderson	2,520	7,200	10,800	7,200
Phantom units granted are subject to a time-vesting requirement, whereby 25% of the units would vest immediately at grant and the remainder vest ratably over three years on each December 31. These phantom units also receive DERs, which are paid in the form of cash.
For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”

Health and Welfare Benefits
We offer a variety of health and welfare benefits to all eligible employees of our general partner. These benefits are consistent with the types of benefits provided by our peer group and provided so as to ensure that we are able to maintain a competitive position in terms of attracting and retaining executive officers and other employees. In addition, the health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, pharmacy, dental, life and accidental death and dismemberment insurance coverages. In addition, certain employees are eligible for long-term disability coverage. Coverage under long-term disability offers benefits specific to the named executive officers. We provide the named executive officers with a compensation allowance, which is grossed up for the payment of taxes to allow them to purchase long-term disability coverage on an after-tax basis at no net cost to them. As structured, these long-term disability benefits will pay 60% of monthly earnings, as defined by the policy, up to a maximum of $6,000 per month during a period of continuing disability up to normal retirement age, as defined by the policy. Executive officers and other key employees are also eligible to obtain executive physical examinations which are paid for by Calumet. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.
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
The 401(k) Plan also includes a discretionary profit-sharing component. Determination of annual contributions is subjectively made by the compensation committee based on our overall profitability. The board of directors approved a discretionary profit sharing contribution to the 401(k) Plan for all eligible participants equivalent to 1.0% of their eligible compensation for the 2014 fiscal year. The value of our contributions to the retirement savings plan for named executive officers is included in the Summary Compensation Table. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.
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

•
Spousal and Family Travel:    On an occasional basis, we pay expenses related to travel of the spouses or certain family members of our named executive officers in order to accompany the named executive officer to business-related events.

•	Long-Term Disability Insurance: We provide compensation to allow each named executive officer to purchase long-term disability insurance on an after-tax basis at no net cost to them.

•	Legal Expenses: On an occasional basis, we pay legal expenses related to the negotiation of employment agreements for our named executive officers.

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

The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate and noted the addition of payment of legal expenses was appropriate.
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
Employment Agreements
We have entered into employment agreements with F. William Grube, chief executive officer and chairman of the board, R. Patrick Murray, II, executive vice president and chief financial officer, Jennifer G. Straumins, executive vice president - strategy and development and Timothy R. Barnhart, executive vice president - operations to ensure they will perform their roles for an extended period of time given their position and value to us. For a discussion of the material terms of the employment agreements, please refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreements.”
Under these employment agreements, the named executive officers are entitled to receive severance compensation if their employment is terminated under certain conditions, such as termination by the named executive officer for “good reason” or by us without “cause,” each as defined in the agreements and further described in “Potential Payments Upon Termination or Change in Control.”
Our employment agreements with the named executive officers and the related severance provisions are designed to meet the following objectives:

•
Change in Control:    In certain scenarios, the potential for merger or being acquired may be in the best interests of our unitholders. We provide the potential for severance compensation to the named executive officers in the event of a change in control transaction to promote their ability to act in the best interests of our unitholders even though their employment could be terminated as a result of the transaction.

•
Termination without Cause:    We believe severance compensation in such a scenario is appropriate because the named executive officers are bound by confidentiality, nonsolicitation and noncompetition provisions covering one year after termination and because we and the named executive officer have mutually agreed to a severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in this executive position if such a change is in our and our unitholders’ best interests.

The salary multiple of the change of control benefits, use of the single or double trigger change of control benefits and the amount of the severance payout were determined through negotiations with each named executive officer at the time that we entered into the employment agreements. Relative to the overall value to us, the compensation committee believes these potential benefits are reasonable.
Report of the Compensation Committee for the Year Ended December 31, 2014
The compensation committee of our general partner has reviewed and discussed our Compensation Discussion and Analysis with management. Based upon such review, the related discussion with management and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that our Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Members of the Compensation Committee:
Fred M. Fehsenfeld, Jr., Chairman
F. William Grube
Summary Compensation Table
The following table sets forth certain compensation information of our named executive officers for the years ended December 31, 2014, 2013 and 2012:

	Summary Compensation Table for 2014
Name and Principal Position	Year	Salary	Unit Awards (5)	Non-Equity Incentive Plan Compensation (6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total
F. William Grube	2014	$441,129	$393,900	$302,184	$—	$89,918	$1,227,131
Chief Executive Officer and Vice Chairman of the Board	2013	$428,281	$68,711	$—	$—	$6,098	$503,090
	2012	$413,000	$698,289	$892,500	$—	$40,608	$2,044,397

R. Patrick Murray, II (1)	2014	$329,600	$269,815	$165,769	$—	$87,200	$852,384
Executive Vice President and Chief Financial Officer	2013	$320,000	$52,641	$—	$—	$18,263	$390,904
	2012	$292,000	$493,475	$525,600	$—	$19,409	$1,330,484

Jennifer G. Straumins (2)	2014	$360,500	$233,857	$201,456	$—	$92,098	$887,911
Executive Vice President - Strategy and Development	2013	$350,000	$39,030	$—	$—	$17,483	$406,513
	2012	$297,500	$427,751	$595,000	$—	$19,428	$1,339,679

Timothy R. Barnhart (3)	2014	$309,000	$288,412	$172,676	$108,839	$89,141	$968,068
Executive Vice President — Operations	2013	$300,000	$139,743	$—	$—	$6,564	$446,307
	2012	$271,000	$683,380	$325,200	$54,848	$19,334	$1,353,762

William A. Anderson (4)	2014	$279,130	$217,584	$155,984	$—	$79,048	$731,746
Executive Vice President — Sales	2013	$279,130	$—	$—	$—	$15,741	$294,871
	2012	$271,000	$395,928	$542,000	$—	$19,334	$1,228,262

(1)	Mr. Murray was appointed executive vice president and chief financial officer effective October 28, 2014.

(2)	Ms. Straumins was appointed executive vice president - strategy and development effective October 28, 2014.

(3)	Mr. Barnhart was appointed executive vice president - operations effective October 28, 2014.

(4)	Mr. Anderson was appointed executive vice president - sales effective October 28, 2014.

(5)
The amounts include the aggregate grant date fair value of (i) phantom unit awards made in connection with each executive officer’s election to defer a portion of his or her cash incentive plan award into our Deferred Compensation Plan (ii) phantom units to reward services provided during the fiscal year and the number of which is determined based on our level of distributable cash flow during the fiscal year, excluding the effect of estimated forfeitures and (iii) DERs granted in the form of phantom units with respect to phantom units credited to the Deferred Compensation Plan accounts. The amounts exclude discretionary matching contributions made in the form of phantom units granted to our named executive officers based on their individual elections to defer all or a portion of their cash award under the Cash Incentive Plan related to the 2014 fiscal year into the Deferred Compensation Plan. These amounts will be reported in the Summary Compensation Table in 2015. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements for the fiscal year ending December 31, 2014 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(6)
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

(8)
The following table provides the aggregate “All Other Compensation” information for each of the named executive officers, except that it excludes perquisites or other personal benefits received by Mr. Grube in 2014, as such amounts for this named executive officer were less than $10,000 in aggregate.

	401(k) Plan Matching Contributions	DERs	Legal Fees	Vehicle	Club Memberships	Spousal and Family Travel	Long-Term Disability Insurance	Term Life Insurance	Total
F. William Grube	$10,300	$78,604	$—	$—	$—	$—	$—	$1,014	$89,918
R. Patrick Murray, II	$15,500	$52,403	$10,864	$5,608	$—	$494	$1,044	$1,287	$87,200
Jennifer G. Straumins	$15,500	$52,403	$10,864	$9,215	$—	$1,664	$1,044	$1,408	$92,098
Timothy R. Barnhart	$15,500	$52,403	$10,864	$8,125	$—	$—	$1,044	$1,205	$89,141
William A. Anderson	$15,500	$52,403	$—	$7,630	$551	$828	$1,044	$1,092	$79,048

Grants of Plan-Based Awards
The following table sets forth grants of plan-based awards to our named executive officers for the year ended December 31, 2014:
Grants of Plan-Based Awards Table for the Year Ended December 31, 2014

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Unit Awards: Number of Units (3) (#)	Grant Date Fair Value of Unit Awards ($)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)
F. William Grube		94,632	270,375	540,750
					3,780	10,800	16,200
	1/24/2014							592	17,588
	4/22/2014							549	15,438
	7/24/2014							555	18,315
	10/21/2014							593	16,183
R. Patrick Murray, II		57,680	164,800	329,600
					2,520	7,200	10,800
	1/24/2014							296	8,794
	4/22/2014							275	7,733
	7/24/2014							279	9,207
	10/21/2014							296	8,078
Jennifer G. Straumins		63,088	180,250	360,500
					2,520	7,200	10,800
	1/24/2014							336	9,983
	4/22/2014							73	2,053
	7/24/2014							73	2,409
	10/21/2014							67	1,828
Timothy R. Barnhart		54,075	154,500	309,000
					2,520	7,200	10,800
	1/24/2014							619	18,390
	4/22/2014							576	16,197
	7/24/2014							583	19,239
	10/21/2014							623	17,002
William A. Anderson		48,848	139,565	279,130
					2,520	7,200	10,800

(1)
Estimated possible payouts under non-equity incentive plan awards represent the ranges of potential cash incentive awards granted under our Cash Incentive Plan related to fiscal year 2014. For a description of this plan and available awards please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”

(2)
Estimated possible payouts under equity incentive plan awards represent the ranges of potential unit based awards earned under the 2014 Phantom Unit Program as part of the Long-Term Incentive Plan. For a description of this plan and available awards under the 2014 Phantom Unit Program please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”

(3)
All other unit awards represent DERs credited in the form of phantom units earned on discretionary phantom unit grants, deferred cash incentive awards and discretionary matches on such deferred cash incentive awards.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Description of Cash Incentive Plan
Annual distributable cash flow goals are recommended by the compensation committee to the board of directors and are based upon our annual forecast of financial performance for the upcoming fiscal year, and such goals are reviewed and approved by the board of directors. Three increasing distributable cash flow goals are established to calculate awards under the Cash Incentive Plan: minimum, target and stretch. Under the Cash Incentive Plan, if our actual performance meets at least the minimum distributable cash flow goal for the fiscal year, executives and certain other management employees may receive incentive awards ranging from 7% to 17.5% of base salary, depending on the employee’s position with the general partner. If financial performance exceeds the minimum distributable cash flow goal, the cash incentive award paid as a percentage of base salary may be larger, ultimately reaching an upper range of 30% to 100% of base salary, if distributable cash flow for the fiscal year reaches the stretch goal. Cash incentive awards are prorated if actual performance falls between the defined minimum and stretch cash flow goals. If distributable cash flow falls below the minimum goal, no cash incentive awards are paid under the Cash Incentive Plan. The compensation committee can recommend to the full board of directors, however, that cash awards be given notwithstanding the fact that we failed to achieve at least the minimum distributable cash flow goal. Awards earned, if any, under this plan are generally paid in the first quarter of the following fiscal year after finalizing the calculation of our performance relative to the distributable cash flow targets. The following table summarizes the levels of awards available to participants in the Cash Incentive Plan:

	Cash Incentive Award Calculated as a Percentage of Base Salary
Incentive Level (1)	Minimum	Target	Stretch
1	17.5%	50%	100%
2	17.5%	50%	75%
3	7%	20%	40%
4	7%	20%	30%

(1)	Mr. Grube, Mr. Murray, Ms. Straumins, Mr. Barnhart and Mr. Anderson participate in the Cash Incentive Plan at Incentive Level 1.
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

Phantom Units.    During 2014, we granted phantom units pursuant to the Long-Term Incentive Plan. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the phantom units will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our general partner, subject to any contrary provisions in the award agreement.
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
2014 Phantom Unit Program.    In addition to the features described above, potential awards under our 2014 Phantom Unit Program ranged from 632 to 3,780 phantom units for achievement of the minimum distributable cash flow goal, 1,800 to 10,800 phantom units for achievement of the target distributable cash flow goal and from 2,700 to 16,200 phantom units for achievement of the stretch distributable cash flow goal. Awards are not prorated for actual distributable cash flow that is achieved between the minimum, target and stretch levels. Phantom units that are granted under this program are subject to a time-vesting requirement, whereby 25% of the units vest immediately at grant and the remainder vest ratably over three years on each December 31st. At the election of the general partner, phantom unit awards may be settled in either cash or common units. Phantom units also receive DERs, which are paid in the form of cash.
The following table summarizes the levels of phantom unit awards that were available to participants in the 2014 program:

	Phantom Unit Award Opportunity
Incentive Level (1)	Minimum	Target	Stretch
1	3,780	10,800	16,200
2	2,520	7,200	10,800
3	1,892	5,400	8,100
4	1,260	3,600	5,400
5	632	1,800	2,700

(1)
Mr. Grube is the only employee and named executive officer who was eligible for a long-term unit-based award under Incentive Level 1. Mr. Murray, Ms. Straumins, Mr. Barnhart and Mr. Anderson were the only employees and named executive officers who were eligible for a long-term unit-based award under Incentive Level 2.

Description of Employment Agreements
Employment Agreement with F. William Grube, Chief Executive Officer and Vice Chairman of the Board. We have an employment agreement with Mr. Grube dated as of January 31, 2006 (the “Grube Effective Date”). The initial term of the employment agreement was five years and would have expired on January 31, 2011 (the “Employment Period”), but for the automatic extensions of an additional twelve months added to the Employment Period beginning on the third anniversary of the Grube Effective Date, and on every anniversary of the Grube Effective Date thereafter, unless either party notifies the other of non-extension at least ninety days prior to any such anniversary date. As neither we nor Mr. Grube provided notice of a non-renewal of the agreement within the ninety day period prior to January 31, 2014, the effective term now extends to at least January 31, 2017.
The agreement provides for an initial annual base salary of approximately $333,000, subject to various annual adjustments by the board of directors of our general partner that have been made following the Grube Effective Date, as well as the right to participate in the Long-Term Incentive Plan, other bonus plans, our retirement, health and welfare benefit plans, and the use of an automobile. Mr. Grube will generally be entitled to receive a payout or distribution of at least 150% of the amount of any cash, equity or other payout or distribution that may be made to any other executive officer under the terms of these plans. Mr. Grube’s employment agreement may be terminated at any time by either party with proper notice. The potential severance benefits provided within the employment agreement are described in greater detail in the “Potential Payments Upon Termination or Change in Control” section below. For the term of the employment agreement and for the one-year period following the termination of employment, Mr. Grube is prohibited from engaging in competition (as defined in the employment agreement) with us and soliciting our customers and employees.
Employment Agreements with R. Patrick Murray, II, Executive Vice President and Chief Financial Officer, Jennifer G. Straumins, Executive Vice President - Strategy and Development and Timothy R. Barnhart, Executive Vice President - Operations. We have employment agreements with Mr. Murray, Ms. Straumins and Mr. Barnhart dated as of May 7, 2014 (the “Effective Date”). The initial term of their employment agreements is three years and will expire on May 7, 2017, but for the automatic extensions of an additional twelve months beginning on the third anniversary of the Effective Date, and on every anniversary of the Effective Date thereafter, unless either party notifies the other of non-extension at least 180 days prior to any such anniversary date.
The agreements provide for an initial annual base salary of approximately $329,600, $360,500 and $309,000, for Mr. Murray, Ms. Straumins and Mr. Barnhart, respectively, subject to various annual adjustments by the board of directors of our general partner that have been made following the Effective Date, as well as the right to participate in the Long-Term Incentive Plan, other bonus plans, our retirement, health and welfare benefit plans, and the use of an automobile. Mr. Murray’s, Ms. Straumins’ and Mr. Barnhart’s employment agreements may be terminated at any time by either party with proper notice. The potential severance benefits provided within the employment agreement are described in greater detail in the “Potential Payments Upon Termination or Change in Control” section below. For the term of their employment agreements and for the one-year period following the termination of employment, Mr. Murray, Ms. Straumins and Mr. Barnhart are prohibited from engaging in competition (as defined in their employment agreements) with us and soliciting our customers and employees.
Salary in Proportion to Total Compensation
The following table sets forth the percentage of each named executive officer’s total compensation that we paid in the form of salary for 2014.
Salary Percentage for 2014

Name	Percentage of Total Compensation
F. William Grube	36%
R. Patrick Murray, II	39%
Jennifer G. Straumins	41%
Timothy R. Barnhart	32%
William A. Anderson	38%

Outstanding Equity Awards at Fiscal Year-End
Our named executive officers had the following outstanding equity awards at December 31, 2014.
Outstanding Equity Awards at December 31, 2014

	Unit Awards
Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
F. William Grube	18,313	$410,394
R. Patrick Murray, II	11,869	$265,984
Jennifer G. Straumins	11,029	$247,160
Timothy R. Barnhart	13,698	$306,972
William A. Anderson	10,800	$242,028

(1)	These units are scheduled to vest in amounts and on the dates shown in the following table:

Vesting Date	F. William Grube	R. Patrick Murray, II	Jennifer G. Straumins	Timothy R. Barnhart	William A. Anderson
July 1, 2015	1,360	532	229	1,348	—
December 31, 2015	10,800	7,200	7,200	7,200	7,200
July 1, 2016	753	391	—	1,004	—
December 31, 2016	2,700	1,800	1,800	1,800	1,800
July 1, 2017	—	146	—	546	—
December 31, 2017	2,700	1,800	1,800	1,800	1,800
Total	18,313	11,869	11,029	13,698	10,800

(2)
Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $22.41 of our common units at December 31, 2014 (the last trading day of the fiscal year) by the number of units.

Options Exercises and Stock Vested
Our named executive officers exercised no options and had a total of 80,308 phantom units related to the Deferred Compensation Plan and the Long-Term Incentive Plan vest during the year ended December 31, 2014. The vested units related to the Deferred Compensation Plan will remain in the Deferred Compensation Plan until the earlier of the date specified by each participant and the participant’s termination of employment.
Unit Awards Vested During Year Ended December 31, 2014

	Unit Awards
Name	Number of Units Vested	Value Realized on Vesting (1)
F. William Grube	22,907	$545,685
R. Patrick Murray, II	14,441	$338,227
Jennifer G. Straumins	13,932	$323,258
Timothy R. Barnhart	16,428	$398,643
William A. Anderson	12,600	$282,366

(1)	Market value of phantom units reported in this column is calculated by multiplying the closing market price of our common units on the vesting date by the number of units vesting on such date.

Pension Benefits

Executive	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefits (2)	Payments During 2014
Timothy R. Barnhart	Penreco Pension Plan	26.3205	$420,085	$—

(1)
Mr. Barnhart’s “Number of Years Credited Service” is computed using the same pension plan measurement dates used for our financial statement reporting purposes with respect to our audited consolidated financial statements for the 2014 fiscal year; a further description can be found in Note 12 to such statements included in this Annual Report. This column contemplates Mr. Barnhart’s previous employment with Penreco, as well as our decision to freeze account benefit accumulation for all salaried participants as of January 31, 2009.

(2)
In addition to the assumptions noted within Note 12 to our audited consolidated financial statements for the 2014 fiscal year, the assumptions used to calculate the amounts shown in the “Present Value of Accumulated Benefits” column above are as follows: (a) payments under the Pension Plan were assumed to begin for Mr. Barnhart at age 65; (b) the December 31, 2014 Financial Accounting Standards (“FAS”) disclosure weighted average discount rate of 3.92% was used; and (c) payments assumed to be made following age 65 were also discounted using the FAS disclosure mortality assumption (no mortality was assumed prior to age 65).

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
The “average final compensation” is the highest monthly “considered compensation” of a participant during the 60 consecutive months immediately prior to January 31, 2009. A participant’s “considered compensation” under the Pension Plan consists of all of the compensation actually provided to a participant in consideration of his performance of services to his employer that is considered taxable wages, excluding any compensation received from the exercise of stock options, from distributions of any other employee benefit plan accounts, or amounts paid by his employer for life insurance policies; this amount will be limited to the amount as noted in Code section 401(a)(17)(B) for an applicable year (which was $260,000 for the 2014 year). However, due to our freezing of benefits in 2009, no amount of compensation earned after January 31, 2009 shall be deemed “considered compensation” for purposes of the Pension Plan. “Covered compensation” under the Pension Plan means the average taxable wage base during the 35 years immediately prior to the date the participant reaches the social security retirement age.
Other than a “normal” retirement, there are various events that would require or allow the distribution of Pension Plan accounts. Participants may receive an “early” retirement benefit upon reaching the age of 55 but prior to reaching age 65. In the event that a participant suffers a “disability” prior to normal retirement, the participant will be eligible to receive a disability pension benefit upon reaching the age of 65. If a participant works past the age of 65, his Pension Plan benefit will not be calculated differently than if calculated at age 65. If a participant separates from service prior to retirement, the retirement benefit will be calculated based upon years of service completed at the separation date, although payments will not begin until the participant reaches a normal or early retirement age. As of December 31, 2014, Mr. Barnhart was not yet eligible to receive an “early” or a “normal” retirement benefit pursuant to the Pension Plan. Any participant in the Pension Plan as of January 31,

2009 was also considered fully vested in his or her account, thus Mr. Barnhart is 100% vested in all portions of his Pension Plan account.
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

	Nonqualified Deferred Compensation Table for 2014
Name	Executive Contributions in 2014 (1)	Company Contributions in 2014 (2)	Aggregate Earnings in 2014 (3)	Aggregate Withdrawals/ Distributions in 2014 (4)	Aggregate Balance at end of 2014 (5)
F. William Grube	$—	$—	$67,524	$—	$724,874
R. Patrick Murray, II	$18,419	$6,140	$33,812	$—	$369,250
Jennifer G. Straumins	$—	$—	$15,842	$413,519	$82,670
Timothy R. Barnhart	$—	$—	$70,828	$—	$748,741
William A. Anderson	$—	$—	$—	$—	$—

(1)
Executive contributions in 2014 represent phantom units granted to certain of our named executive officers based on their individual elections to defer all or a portion of their cash incentive award under the Cash Incentive Plan related to the 2014 fiscal year into the Deferred Compensation Plan. All amounts reflected in this column were also reported as compensation for the 2014 year in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)
Our contributions in 2014 represent discretionary matching contributions made in the form of phantom units granted to our named executive officers based on their individual elections to defer all or a portion of their cash award under the Cash Incentive Plan related to the 2014 fiscal year into the Deferred Compensation Plan.

(3)
Aggregate earnings in 2014 represent additional phantom units earned through DERs in the applicable named executive officer’s Deferred Compensation Plan account on phantom units granted under the executive contribution and the discretionary matching contribution in fiscal years 2013, 2012, 2011, 2010 and 2009. These amounts, which represent the fair value of the phantom units earned on the corresponding dates of our distributions to our unitholders in fiscal year 2014, are included as compensation in 2014 under “Unit Awards” in the Summary Compensation Table.

(4)	Represents phantom units previously elected to defer upon vesting until July 1, 2014. The amount reported in this column represents the fair market value of the common units on the distribution date.

(5)
While the aggregate balance of each participant’s Deferred Compensation Plan account at the end of the fiscal year is comprised of the phantom units related to the executive and discretionary matching contributions as well as the phantom units attributable to aggregate earnings accumulated during the 2014 year, the dollar amount of each participant’s account as of December 31, 2014 was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 31, 2014, which was $22.41. The phantom units associated with each executive’s account as of December 31, 2014 were as follows: Mr. Grube, 32,346; Mr. Murray, 16,477; Ms. Straumins, 3,689 and Mr. Barnhart, 33,411. Subject to the executive’s continued employment with us, these phantom units will become vested over a four year period (except for phantom units associated with executive contributions, which are fully vested at the time of cash incentive deferral), but such vesting applies to the number of phantom units credited to the participant’s account, and not the value of the account at any given time. The value of the executives’ accounts will fluctuate due to the fact that the value of their phantom units will track the value of our common units. Also, please keep in mind that the executives’ accounts are not currently fully vested; subject to the forfeiture provisions described below, these amounts do not reflect the payout amount that an executive would receive if he or she voluntarily left our service prior to vesting. The amounts in this column also include amounts that were previously reported as compensation in the Summary Compensation Table during previous years as follows: (a) for 2009, Mr. Grube, $113,348; Mr. Murray, $49,354 and Mr. Barnhart, $74,939 (b) for 2010, Mr. Grube, $115,373; Mr. Murray, $28,553; Ms. Straumins, $43,590 and Mr. Barnhart, $66,178 (c) for 2011, Mr. Grube, $160,800; Mr. Murray, $52,664 and Mr. Barnhart, $97,726 (d) for 2012, Mr. Murray, $58,384 and Mr. Barnhart, $216,811 and (e) for 2013, Messrs. Grube, Murray, Barnhart and Ms. Straumins, $0.
The named executive officers, as well as other officers and key employees, participate in the Deferred Compensation Plan by making an annual irrevocable election to defer all or a portion of their annual cash incentive award for the year. The deferred amounts will be credited to the participants’ accounts in the form of phantom units, and will receive DERs to be credited in the form of additional phantom units to the participants’ account. We have the discretion to make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as the compensation committee determines appropriate. For the 2014 year, the compensation committee authorized matching contributions of deferred amounts related to the 2014 fiscal year. For each equivalent three phantom units credited to a participant’s account at the time the 2014 cash incentive award will be paid during the first quarter of 2015, we will match with one additional phantom unit credited to the participant’s account. Participants will at all times be 100% vested in amounts they have deferred; however, amounts we have contributed may be subject to a vesting schedule, as determined appropriate by the compensation committee. The 2014 matching contributions related to fiscal year 2014 will vest ratably over four years on each July 1 beginning July 1, 2016. The participants’ accounts are adjusted at least quarterly to determine the fair market value of our phantom units, as well as any DERs that may have been credited in that time period. Distributions from the Deferred Compensation Plan are payable on the earlier of the date specified by each participant and the participant’s termination of employment. Death, disability, normal retirement or our change of control (as such terms are defined within the Long-Term Incentive Plan) require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate at that time the vesting of any portion of a participant’s account that has not already become vested. Benefits will be distributed to participants in the form of our common units, cash or a combination of common units and cash at the election of the compensation committee. In the event that accounts are paid in common units, such units will be distributed pursuant to the Long-Term Incentive Plan. Unvested portions of a participant’s account will be forfeited in the event that a distribution was due to a participant’s voluntary resignation or a termination for cause. To ensure compliance with Section 409A of the Code, distributions to participants that are considered “key employees” (as defined in Code Section 409A of the Code) may be delayed for a period of six months following such key employees’ termination of employment with us.
Potential Payments Upon Termination or Change in Control
We provide certain of our named executive officers with certain severance and change in control benefits in order to provide them with assurances against certain types of terminations without cause or resulting from change in control transactions where the terminations were not based upon cause. This type of protection is intended to provide the executive with a basis for keeping focus and functioning in the unitholders’ interests at all times. In addition to the potential acceleration of our equity-based awards upon certain events, our employment agreements with Messrs. Grube, Murray and Barnhart and Ms. Straumins contain severance and change in control provisions.
Messrs. Grube, Murray, Barnhart and Ms. Straumins will be eligible to receive payments as soon as administratively possible, though if Code Section 409A would subject them to additional taxes upon receipt of the payments, we will delay the payment of these amounts for a period of six months and provide for interest to accrue on such delayed amounts at the maximum nonusurious rate from the date of the originally scheduled payment date. Messrs. Grube, Murray, Barnhart and Ms. Straumins are also eligible to receive an additional sum from us in the event that any termination payments we provide to them is considered “parachute” payments pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”); a parachute payment could occur in connection with a change in control or a termination of employment that was also in connection with a change in control, but such a payment would not occur in the event of a termination of Messrs. Grube’s, Murray’s and Barnhart’s and Ms. Straumins’ employment that is not in connection with a change in control. This additional payment, if necessary, would equal the amount necessary to place them in the same after-tax position they would have been in absent the additional excise taxes imposed by Section 280G of the Code. Lastly, severance potentially payable to the executives under their employment agreements is partially provided in consideration for the executive’s agreement not to compete with us or solicit our employees for a period of one year following a termination of employment.
The employment agreements in place as of December 31, 2014 contain the following definitions for each of the possible “triggering events” that could result in a termination payment to the below referenced named executive officers:

•
Cause. Mr. Grube may be terminated for cause due to: (i) Mr. Grube’s willful and continuing failure (excluding as a result of his mental or physical incapacity) to perform his duties and responsibilities with us; (ii) Mr. Grube’s having committed any act of material dishonesty against us or any of its affiliates as defined in the employment agreement; (iii) Mr. Grube’s willful and continuing breach of the employment agreement; (iv) Mr. Grube’s having been convicted of, or having entered a plea of nolo contendre to any felony; or (v) Mr. Grube’s having been the subject of any final and non-appealable order, judicial or administrative, obtained or issued by the SEC, for any securities violation involving fraud.
Messrs. Murray and Barnhart and Ms. Straumins may be terminated for cause if: (i) executive materially breaches their employment agreement or any other compensatory agreement (including any equity or incentive-based compensation agreement (with any member of the Company Group (as defined in their agreement) or any Affiliate (as defined in their agreement) thereof, including executive’s material breach of any representation, warranty or covenant made under their agreement, or executive’s material breach of any policy, code of conduct or code of ethics established by a member of the Company Group and applicable to executive; (ii) executive’s commission of an act of fraud, theft or embezzlement, in each case having the effect of materially injuring the Company’s business or interests; (iii) executive’s commissions of an act of gross negligence, willful misconduct or breach of fiduciary duty; (iv) the conviction of executive, or a plea of nolo contendere by executive, to any felony (or state law equivalent) or any crime involving moral turpitude; or (v) executive’s willful failure or refusal (other than due to executive’s disability) to perform executive’s obligations pursuant to their agreement or to follow any lawful directive from the Company, as determined by the board of directors; provided, however, that if executive’s actions or omissions are of such a nature that they may be cured, such actions or omissions must remain uncured 30 days after the Company or the board of directors has provided executive written notice of the obligation to cure such actions or omissions

•	Change in Control. Messrs. Grube’s, Murray’s and Barnhart’s and Ms. Straumins’ agreements state that a change in control may occur upon any of the following events:

◦
any “person” or “group,” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended, other than the Company or its Affiliates, or Fred M. Fehsenfeld Jr. or F. William Grube or their respective immediate families or Affiliates, becomes the beneficial owner, by way or merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the outstanding equity interests of the Company;

◦	a person or entity other than the Company or an Affiliate of the Company becomes the general partner of the Company; or

◦
the sale or other disposition, including by liquidation or dissolution, of all or substantially all of the assets of the Company in one or more transactions to any person other than an Affiliate of the Company.

•
Good Reason. Good reason under Mr. Grube’s employment agreement includes: (i) any material breach by us of the employment agreement; (ii) any requirement by us that Mr. Grube relocate outside of the metropolitan Indianapolis, Indiana area; (iii) failure of any successor to us to assume the employment agreement not later than the date as of which it acquires substantially all of the equity, assets or business of us; (iv) any material reduction in Mr. Grube’s title, authority, responsibilities, or duties (including a change that causes him to cease being a member of the board of directors or reporting directly and solely to the board of directors); or (v) the assignment of Mr. Grube any duties materially inconsistent with his duties as our chief executive officer.

Messrs. Murray and Barnhart and Ms. Straumins have the right to terminate employment under their employment agreements, upon the occurrence of any of the following good reason events, within 60 days of, and in connection with or based upon, without executive’s prior consent: (i) material diminution in executive’s total compensation opportunity in effect on the Effective Date; (ii) material breach by the Company of any of its covenants or obligations under their agreement; (iii) material reduction in executive’s authority, duties or responsibilities or reporting relationships; (iv) the involuntary relocation of the geographic location of executive’s principal place of employment by more than 30 miles from the location of executive’s principal place of employment as of the Effective Date; and (v) following a Change in Control (as defined in the agreement), the Company’s failure to obtain an agreement from any successor to the Company to assume and agree to perform this agreement in the same manner and to the same extent that the Company would be required to perform if no succession had taken place, except where such assumption occurs by operation of law; provided however, that notwithstanding the foregoing provisions or any other provisions of their agreement to the contrary, any assertion by executive of a termination for Good Reason (as defined in their agreement) shall not be effective unless all of the following conditions are satisfied: (i) the conditions described above giving rise to executive’s termination of employment must have arisen without executive’s consent; (ii) executive must provide written notice to the Board of the existence of such condition(s) within 30 days of the initial existence of such condition(s); (iii) the condition(s) specified in such notice must remain uncorrected for 30 days following the Board’s receipt of such written notice; and (iv) the date of executive’s termination of employment must occur within 60 days after the initial existence of the condition(s) specified in such notice.

•
Totally Disabled. Disabled under Mr. Grube’s employment agreement states that if he is unable to perform his duties under the employment agreement by reason of mental or physical incapacity for 90 consecutive calendar days during the Employment Period, provided that we will not have the right to terminate his employment for disability if in the written opinion of a qualified physician reasonably acceptable to us is delivered to the us within 30 days of our delivery to Mr. Grube of a notice of termination (as defined in the employment agreement) that it is reasonably likely that Mr. Grube will be able to resume his duties on a regular basis within 90 days of the notice of termination and Mr. Grube does resume such duties within such time.

Under Messrs. Murray’s and Barnhart’s and Ms. Straumins’ employment agreements, we have the right to terminate the executive’s employment if the executive is unable to perform, with reasonable accommodation, the essential functions of the executive’s position by reason of any medically determinable physical or mental impairment or other incapacity that can be reasonably expected to result in death or can be reasonably expected to last for a period in excess of 180 days, whether or not consecutive.
Change of Control Pursuant to Long-Term Incentive Plan
Unless specifically provided otherwise in the named executive officers’ individual award agreement, upon a Change of Control all outstanding awards granted pursuant to the Long-Term Incentive Plan shall automatically vest and be payable at their maximum target level or become exercisable in full, as the case may be, or any restricted periods connected to the award shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. We provide these “single-trigger” change of control benefits because we believe such benefits are important retention tools for us, as providing for accelerated vesting of awards under the Long-Term Incentive Plan upon a Change of Control enables employees, including the named executive officers, to realize value from these awards in the event that we go through a change of control transaction. In addition, we believe that it is important to provide the named executive officers with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and post-termination as they seek future employment. Whether or not a change of control results in a termination of our officers’ employment with us or a successor entity, we want to provide our officers with certain guarantees regarding the importance of equity incentive compensation awards they were granted prior to that change of control. Further, we believe that change of control protection allows management to focus their attention and energy on the business transaction at hand without any distractions regarding the effects of a change of control. Also, we believe that such protection maximizes unitholder value by encouraging the named executive officers to review objectively any proposed transaction in determining whether such proposed transaction is in the best interest of our unitholders, whether or not the executive will continue to be employed.
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

The table below reflects the amount of compensation payable to our named executive officers in the event of a termination of employment or a change in control of the Company on December 31, 2014. For purposes of calculating the potential payments, we have made certain assumptions that we have determined to be reasonable and relevant to our unitholders.

Name	Benefits	Termination by Us Without Cause, or Good Reason Termination by Executive	Termination by Us for Cause, or Without Good Reason Termination by Executive	Termination by Us Without Cause, or Good Reason Termination, in Connection with a Change in Control	Termination Due to Death or Disability	Change in Control
F. William Grube	Base Salary (1)	$1,323,387	$—	$1,323,387	$—	$—
	Compensation Incentive Awards (2)	302,184	—	302,184	302,184	—
	Long-Term Incentive Plan (3)	786,591	—	786,591	786,591	786,591
	Deferred Compensation Plan (4)	724,874	724,874	724,874	724,874	724,874
	Total	$3,137,036	$724,874	$3,137,036	$1,813,649	$1,511,465
R. Patrick Murray, II	Base Salary (1)	$494,400	$—	$988,800	$—	$—
	Compensation Incentive Awards (2)	248,654	—	497,308	165,769	—
	Long-Term Incentive Plan (3)	524,394	—	524,394	524,394	524,394
	Deferred Compensation Plan (4)	393,811	393,811	393,811	393,811	393,811
	Post-Employment Health Care (5)	8,885	—	26,654	—	—
	Outplacement Assistance (6)	50,000	—	50,000	—	—
	Total	$1,720,144	$393,811	$2,480,967	$1,083,974	$918,205
Jennifer G. Straumins	Base Salary (1)	$540,750	$—	$1,081,500	$—	$—
	Compensation Incentive Awards (2)	302,184	—	604,368	201,456	—
	Long-Term Incentive Plan (3)	524,394	—	524,394	524,394	524,394
	Deferred Compensation Plan (4)	82,670	82,670	82,670	82,670	82,670
	Post-Employment Health Care (5)	8,883	—	26,649	—	—
	Outplacement Assistance (6)	50,000	—	50,000	—	—
	Total	$1,508,881	$82,670	$2,369,581	$808,520	$607,064
Timothy R. Barnhart	Base Salary (1)	$463,500	$—	$927,000	$—	$—
	Compensation Incentive Awards (2)	259,014	—	518,028	172,676	—
	Long-Term Incentive Plan (3)	524,394	—	524,394	524,394	524,394
	Deferred Compensation Plan (4)	748,741	748,741	748,741	748,741	748,741
	Post-Employment Health Care (5)	4,922	—	14,766	—	—
	Outplacement Assistance (6)	50,000	—	50,000	—	—
	Total	$2,050,571	$748,741	$2,782,929	$1,445,811	$1,273,135

(1)
As per their employment agreements, Mr. Grube will receive 3 times his base salary and Messrs. Murray and Barnhart and Ms. Straumins will receive 3 times their base salary if a qualifying termination occurs within twenty-four months following a Change in Control (“Change in Control Period”) or 1.5 times their base salary if the qualifying termination occurs at any time other than the Change in Control Period.

(2)
As per their employment agreements, for termination due to death or disability, Messrs. Grube, Murray and Barnhart and Ms. Straumins will be entitled to receive a pro rata portion of any incentive compensation awards for the bonus year in which the termination occurs. For termination for good reason by the executive or by us without cause, Mr. Grube will be entitled to receive a pro rata portion of any compensation incentive awards for the bonus year in which the termination occurs and Messrs. Murray and Barnhart and Ms. Straumins will be entitled to 3 times their cash incentive bonus if a qualifying termination occurs with the Change in Control Period or 1.5 times their cash incentive bonus if the termination occurs at any time other than the Change in Control Period. For termination without good reason by executive or by us with cause, Messrs. Grube, Murray and Barnhart and Ms. Straumins will not be entitled to any pro rata portion of incentive compensation awards.

(3)
All amounts assume that the executives received full vesting of equity awards due to the applicable qualifying termination or Change in Control event, and the value of all phantom units pursuant to equity awards under the Long-Term Incentive Plan were valued at our December 31, 2014 closing common unit price of $22.41. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s equity awards until the first day of the seventh month following the applicable event requiring settlement of equity awards under the Long-Term Incentive Plan.

(4)
All amounts assume that the executives received full vesting of the accounts due to the applicable qualifying termination or Change in Control event, and the value of all phantom units held in the Deferred Compensation Plan accounts was valued at our December 31, 2014 closing common unit price of $22.41. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s account until the first day of the seventh month following the applicable event requiring settlement of the Deferred Compensation Plan account.

(5)
Per the employment agreements of Messrs. Murray and Barnhart and Ms. Straumins, in connection with certain qualifying terminations, if the executive timely and properly elects continuation coverage under the Company’s group health plans pursuant to the Consolidated Omnibus Reconciliation act of 1985 (“COBRA”) then: (i) the Company shall reimburse the executive for the difference between the monthly amount the executive pays to effect and continue such coverage for himself and spouse and eligible dependents, if any, and the monthly employee contribution amount that active similarly situated employees of the Company pay for the same or similar coverage under such group health plans; and (ii) on and after the date the executive is no longer eligible to receive COBRA continuation coverage, if the executive has not become eligible to receive coverage under a group health plan sponsored by another employer, then the Company shall pay a lump sum cash payment equal to the product of (x) the monthly reimbursement amount and (y) (A) if such termination does not occur within the Change of Control Period, 6 and (B) if such termination occurs within the Change in Control Period, 18.

(6)
Per the employment agreements for Messrs. Murray and Barnhart and Ms. Straumins, in connection with certain qualifying terminations, for the 12-month period beginning on their termination date, or until the executive begins other full-time employment with a new employer, whichever occurs first, the executive shall be entitled to receive outplacement services that are directly related to the termination of the executive’s employment and are provided by a nationally prominent executive outplacement services firm, provided however, that the total amount of the expenses paid by Company shall not exceed $50,000. A maximum payment is assumed to be made.

Compensation of Directors
Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. Non-employee director compensation for 2014 consists of the following:

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
In addition, we reimburse each non-employee director for his or her out-of-pocket expenses incurred in connection with attending meetings of the board of directors or board committees. Under certain circumstances, we will also indemnify each director for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth certain compensation information of our non-employee directors or former non-employee directors for the year ended December 31, 2014:

	Director Compensation Table for 2014
Name	Fees Earned or Paid in Cash	Unit Awards (1)	Total
Fred M. Fehsenfeld, Jr.	$55,000	$127,414	$182,414
James S. Carter	$60,500	$135,509	$196,009
William S. Fehsenfeld (2)	$37,500	$70,765	$108,265
Robert E. Funk	$58,000	$78,489	$136,489
George C. Morris III	$59,500	$107,340	$166,840
Nicholas J. Rutigliano (3)	$37,500	$119,092	$156,592
Daniel J. Sajkowski (4)	$12,500	$20,925	$33,425
Amy M. Schumacher (5)	$12,500	$20,925	$33,425

(1)
The amounts in this column are calculated based on the aggregate grant date fair value of (i) annual phantom unit awards to all non-employee directors, (ii) matching phantom unit awards granted to those non-employee directors who deferred all of the fees they earned in 2014 pursuant to the Deferred Compensation Plan and (iii) DERs credited in the form of phantom units earned on deferred fees and discretionary matches on such deferred fees. Please see “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan” for a discussion of how we calculated these values. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements for the fiscal year ending December 31, 2014 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(2)	Mr. W. Fehsenfeld retired from the board of directors on September 12, 2014.

(3)	Mr. Rutigliano retired from the board of directors on September 12, 2014.

(4)	Mr. Sajkowski joined the board of directors on September 12, 2014.

(5)	Ms. Schumacher joined the board of directors on September 12, 2014.

Annual Phantom Unit Awards

	Annual Director Phantom Unit Awards
	Grant Date	Number of Units Granted	Aggregate Grant Date Fair Value
Fred M. Fehsenfeld, Jr. (1)	November 24, 2014	2,200	$61,380
James S. Carter (1)	November 24, 2014	2,200	$61,380
William S. Fehsenfeld (2)	September 12, 2014	2,200	$60,962
Robert E. Funk (1)	November 24, 2014	2,200	$61,380
George C. Morris III (1)	November 24, 2014	2,200	$61,380
Nicholas J. Rutigliano (2)	September 12, 2014	2,200	$60,962
Daniel J. Sajkowski (1)	November 24, 2014	750	$20,925
Amy M. Schumacher (1)	November 24, 2014	750	$20,925

(1)
With respect to this award, 25% of the phantom units vested on December 31, 2014, entitling the director to receive an equal number of common units, with an additional 25% vesting on December 31st of each of the three successive years.

(2)	With respect to this award, 100% of the phantom units vested on September 12, 2014, entitling the director to receive an equal number of common units.

The following table summarizes the aggregate balance of each director’s or former director’s outstanding annual awards as of December 31, 2014:

	Annual Director Phantom Unit Awards
	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Fred M. Fehsenfeld, Jr.	3,300	$73,953
James S. Carter	3,300	$73,953
William S. Fehsenfeld	—	$—
Robert E. Funk	3,300	$73,953
George C. Morris III	3,300	$73,953
Nicholas J. Rutigliano	—	$—
Daniel J. Sajkowski	562	$12,594
Amy M. Schumacher	562	$12,594
Total	14,324	$321,000
Deferred Compensation Plan
Messrs. F. Fehsenfeld, Jr., Carter, Fehsenfeld, Morris and Rutigliano each elected to defer all of their fees earned related to fiscal year 2014 into the Deferred Compensation Plan. These deferred amounts are credited to the participant’s account in the form of phantom units, and will receive DERs to be credited to the participant’s account in the form of additional phantom units on the corresponding dates of our distributions to our unitholders. The compensation committee recommended, and the board of directors approved, a matching contribution of one phantom unit for each equivalent three phantom units deferred for those fees earned related to fiscal year 2014. Phantom units credited to a participant’s account pursuant to matching contributions also carry DERs to be credited to the participant’s account in the form of additional phantom units. The matching contribution for each participant for fiscal year 2014 was made on a quarterly basis as of the date of our quarterly board meetings related to fiscal year 2014.
The following table summarizes the aggregate balance of each director’s Deferred Compensation Plan account at the end of the fiscal year:

Director Nonqualified Deferred Compensation Table for 2014
Name	Number of Units	Aggregate Balance at end of 2014 (1)
Fred M. Fehsenfeld, Jr.	24,153	$541,269
James S. Carter	27,566	$617,754
William S. Fehsenfeld (2)	1,178	$26,399
Robert E. Funk	7,760	$173,902
George C. Morris III	12,900	$289,089
Nicholas J. Rutigliano (2)	22,907	$513,346

(1)
The dollar amount of each director’s account as of December 31, 2014 was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 31, 2014, which was $22.41.

(2)	As a result of the retirement of Messrs. Fehsenfeld and Rutigliano, their respective Deferred Compensation Plan accounts will be distributed in the first quarter 2015.
Compensation Committee Interlocks and Insider Participation
The members of our compensation committee are F. William Grube and Fred M. Fehsenfeld, Jr. Mr. Grube is our chief executive officer and vice chairman of the board of our general partner. Mr. F. Fehsenfeld, Jr. is the chairman of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence — Specialty Product Sales and Related Purchases” for descriptions of our transactions in fiscal year 2014 with certain entities related to Messrs. Grube and F. Fehsenfeld, Jr. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.

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
The following table sets forth the beneficial ownership of our units as of March 2, 2015 held by:

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Except as indicated by footnote, the address for the beneficial owners listed below is 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana 46214.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Units Beneficially Owned
The Heritage Group (1)(2)	11,867,533	17.09%
Calumet, Incorporated (2)	1,934,287	2.79%
F. William Grube (3)(4)	933,510	1.34%
Jennifer G. Straumins (5)	1,390,014	2.00%
Fred M. Fehsenfeld, Jr. (1)(2)(6)(7)	677,162	*
R. Patrick Murray, II	41,365	*
Timothy R. Barnhart	39,609	*
William A. Anderson (8)	15,780	*
George C. Morris III (9)	92,551	*
James S. Carter	49,619	*
Robert E. Funk	41,573	*
Daniel J. Sajkowski (10)	3,588	*
Amy M. Schumacher (1)(7)(11)	13,288	*
All directors and executive officers as a group (11 persons)	3,298,059	4.75%

*	= less than 1 percent.

(1)
Thirty grantor trusts indirectly own all of the outstanding general partner interests in The Heritage Group, an Indiana general partnership. The direct or indirect beneficiaries of the grantor trusts are members of the Fehsenfeld family. Each of the grantor trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr. and Amy M. Schumacher, who are directors of our general partner, disclaims beneficial ownership of all of the common units owned by The Heritage Group, and none of these units are shown as being beneficially owned by such directors in the table above. Of these common units, 367,197 are owned by The Heritage Group Investment Company, LLC (“Investment LLC”). Investment LLC is under common ownership with The Heritage Group. The Heritage Group, although not the owner of the common units, serves as the Manager of Investment LLC, and in that capacity has sole voting and investment power over the common units. The Heritage Group disclaims beneficial ownership of the common units owned by Investment LLC except to the extent of its pecuniary interest therein. The address for The Heritage Group is 5400 W. 86th St., Indianapolis, Indiana 46268.

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

(3)
Includes 775,000 common units that are owned by AEG Associates II, LLC, an Indiana limited liability company (“AEG II”). F. William Grube has sole voting and investment power over the common units. AEG II is co-owned by F. William Grube, William F. Grube, Jennifer G. Straumins and one grantor retained annuity trust for which Jennifer G. Straumins serves as sole trustee. F. William Grube disclaims beneficial ownership of the common units owned by AEG II except to the extent of his pecuniary interest therein.

(4)	Includes common units that are owned by the spouse of F. William Grube, for which he disclaims beneficial ownership.

(5)	Includes common units that are owned by the children of Jennifer G. Straumins, for which she disclaims beneficial ownership.

(6)	Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(7)
Does not include a total of 1,979,804 common units owned by two trusts, the direct or indirect beneficiaries of which are members of the Fred M. Fehsenfeld, Jr. family. Each of the trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr. and Amy M. Schumacher, who are directors of our general partner, disclaims beneficial ownership of all of the common units owned by the trusts, and none of these units are shown as being beneficially owned by such directors in the table above.

(8)	Includes common units that are owners by the children of William A. Anderson, for which he disclaims beneficial ownership.

(9)	Includes common units that are owned by the spouse of George C. Morris III, for which he disclaims beneficial ownership.

(10)	The address of Daniel J. Sajkowski is 5400 W. 86th St., Indianapolis, Indiana 46268.

(11)
Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership. The address of Amy M. Schumacher is 6510 Telecom Dr., Suite 425, Indianapolis, Indiana 46268.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2014:

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
Distributions and Payments to Our General Partner and its Affiliates
Owners of our general partner and their affiliates own 17,629,206 common units representing a 25.3% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. Please refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Market Information” for a summary of cash distribution levels of the Company during the year ended December 31, 2014 and for additional information related to incentive distribution rights.
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
Insurance Brokerage
Nicholas J. Rutigliano, a former member of the board of directors of our general partner who retired in September 2014, served as president of Tobias Insurance Group, Inc., a commercial insurance brokerage business he founded, prior to it being acquired by Assured Partners, LLC. Mr. Rutigliano continues to serve as president of Tobias. Tobias has historically placed a portion of our insurance underwriting and surety/performance bond requirements, including our general liability, automobile liability, excess liability, workers’ compensation as well as directors’ and officers’ liability and issuance of surety/performance bonds. The total premiums and fees paid by us through Mr. Rutigliano’s firm for 2014 were approximately $0.7 million and were related to our directors’ and officers’ liability insurance. We believe these premiums are comparable to the premiums we would pay for such insurance from a non-affiliated third party and we have assessed our other insurance brokerage options to confirm this belief. We have transitioned the majority of the aforementioned insurance underwriting requirements to a non-affiliated third party commercial insurance broker.
Crude Oil Purchases
Since May 2008, we have purchased a portion of our crude oil supplies from Legacy Resources Co., L.P. (“Legacy Resources”), an exploration and production company owned in part by The Heritage Group, our chief executive officer and vice chairman of the board of our general partner, F. William Grube, and Jennifer G. Straumins, our executive vice president - strategy and development. Mr. Grube and Ms. Straumins serve as members of the board of directors of Legacy Resources. The total purchases made by us from Legacy Resources under spot agreements in 2014 were approximately $0.8 million, which represented purchases based upon standard, index-based market rates.
We have one crude oil supply agreement with Legacy Resources, the Master Crude Oil Purchase and Sale Agreement, that was entered into on January 26, 2009. No crude oil is currently being purchased by the Company under this agreement.
Because Legacy Resources is owned in part by one of our limited partners, an affiliate of our general partner, our chief executive officer and vice chairman of the board of directors of our general partner, F. William Grube, and our executive vice president - strategy and development, Jennifer G. Straumins, the terms of the aforementioned agreements were reviewed by the conflicts committee of the board of directors of our general partner, which consists entirely of independent directors. The conflicts committee approved the agreements after determining that the terms of the agreements are fair and reasonable to us.
Product Sales and Related Purchases
During 2014, we made ordinary course sales of certain specialty products to Johann Haltermann, Ltd. (“Haltermann”), a specialty chemical company owned in part by The Heritage Group and Jennifer G. Straumins as an individual. Amy M. Schumacher is president of Monument Chemicals, Inc., which is the parent company of Johann Haltermann, Ltd. The total sales made by us to Haltermann in 2014 were approximately $2.1 million. As of December 31, 2014 there was no balance due us from Haltermann related to these products sales. We anticipate that we will continue to sell products to Haltermann in the future. We believe that the product sales prices and credit terms offered to Haltermann are comparable to prices and terms offered to non-affiliated third party customers.
During 2014, we made ordinary course sales of certain specialty products to Heritage-Crystal Clean Inc. (“Crystal Clean”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. The total sales made by us to Crystal Clean in 2014 were approximately $0.3 million. As of December 31, 2014, there was no balance due us from Crystal Clean related to these products sales. We anticipate that we will continue to sell products to Crystal Clean in the future. The total purchases made by us from Crystal Clean in 2014 for cleaning and waste removal services were approximately $8.0 million. As of December 31, 2014, there was a $0.6 million balance due from us to Crystal Clean related to these purchases. We believe that the product sales prices and credit terms offered to Crystal Clean are comparable to prices and terms offered to non-affiliated third party customers.
During 2014, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. Total purchases made by us from Heritage Environmental in 2014 for cleaning and waste removal services were approximately $12.1 million. As of December 31, 2014, there was a $0.6 million balance due from us to Heritage Environmental related to these purchases.
During 2014, we made payments to Asphalt Materials, Inc., an affiliate of The Heritage Group (“Asphalt Materials”), for expenses related to the business use of The Heritage Group’s company plane by our senior executive officers and for environmental consulting services provided to us by Asphalt Materials. The aggregate payments for these services made by us to Asphalt Materials in 2014 were approximately $0.6 million. As of December 31, 2014, there was a $0.1 million amount due from us to Asphalt Materials related to these services. We believe that the costs of the services provided to us by Asphalt Materials are comparable to costs charged by non-affiliated third-party suppliers of similar services. During 2014, we made ordinary course sales of certain fuel products to Asphalt Materials of $5.7 million. As of December 31, 2014, there was a $1.1 million balance due us from Asphalt Materials related to these products sales. We also reimburse Asphalt Materials for ordinary course purchases made by us under a procurement card program administered by Asphalt Materials. As of December 31, 2014, there was approximately $0.1 million payable by us to Asphalt Materials related to the reimbursement of these ordinary course purchases. With the exception of the procurement card program, we expect that we will continue to utilize each of these services from Asphalt Materials in the future.
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
The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2014 and 2013 (in millions).

	Year Ended December 31,
	2014	2013
Audit fees	$5.8	$5.4
Audit-related fees	0.2	0.2
Tax fees	0.1	0.2
Total	$6.1	$5.8

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
000-51734)).

2.3	—
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

4.3	—
Indenture, dated November 26, 2013, by and among Calumet Specialty Products, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2013 (File No. 000-51734)).

Exhibit Number		Description
4.4	—
Indenture, dated March 31, 2014, by and among Calumet Specialty Products, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2014 (File No. 000-51734)).

4.5	—	Form of 6.50% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2014 (File No. 000-51734)).
4.6	—
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

10.12*	—	Jennifer G. Straumins Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).
10.13*	—	R. Patrick Murray, II Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).
10.14*	—	Timothy R. Barnhart Employment Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).

Exhibit Number		Description
10.15	—
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

10.16	—
Collateral Trust Agreement, as amended, dated as of April 21, 2011, among Calumet Lubricants Co., Limited Partnership, the guarantors party thereto, the secured hedge counterparties thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2011 (File No. 000-51734)).

10.17	—
Amendment No. 2 to Collateral Trust Agreement, effective as of September 30, 2011, by and among Calumet Lubricants Co., Limited Partnership, the guarantors party thereto, the secured hedge counterparties thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2011 (File No. 000-51734)).

10.18	—
Crude Oil Purchase Agreement effective as of October 1, 2011, by and between BP Products North America Inc. and Calumet Superior, LLC (incorporated by reference to Exhibit 10.30 to the
Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 (File
No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.19	—
Amended and Restated Crude Oil Purchase Agreement, dated April 1, 2012 by and between BP Products North America Inc. and Calumet Superior, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2012 (File No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.20	—
Crude Oil Purchase Agreement, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.21	—
Refined Products Purchase Agreement, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.22	—
Side Letter, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)).

10.23	—
Reserve Agreement, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)).

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
Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ F. William Grube	Chief Executive Officer and Vice Chairman of the Board of Calumet GP, LLC (Principal Executive Officer)	Date:	March 2, 2015
F. William Grube

/s/ R. Patrick Murray, II	Executive Vice President, Chief Financial Officer and Secretary of Calumet GP, LLC (Principal Accounting and Financial Officer)	Date:	March 2, 2015
R. Patrick Murray, II

/s/ Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date:	March 2, 2015
Fred M. Fehsenfeld, Jr.

/s/ James S. Carter	Director of Calumet GP, LLC	Date:	March 2, 2015
James S. Carter

/s/ Robert E. Funk	Director of Calumet GP, LLC	Date:	March 2, 2015
Robert E. Funk

/s/ George C. Morris III	Director of Calumet GP, LLC	Date:	March 2, 2015
George C. Morris III

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date:	March 2, 2015
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date:	March 2, 2015
Amy M. Schumacher

Index to Exhibits

Exhibit Number		Description
2.1	—
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

2.3
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

4.3	—
Indenture, dated November 26, 2013, by and among Calumet Specialty Products, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2013 (File No. 000-51734)).

4.4	—
Indenture, dated March 31, 2014, by and among Calumet Specialty Products, L.P., Calumet Finance Corp., certain subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2014 (File No. 000-51734)).

4.5	—	Form of 6.50% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2014 (File No. 000-51734)).
4.6	—
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

10.12*	—	Jennifer G. Straumins Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).
10.13*	—	R. Patrick Murray, II Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).
10.14*	—	Timothy R. Barnhart Employment Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).
10.15
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

10.16	—
Collateral Trust Agreement, as amended, dated as of April 21, 2011, among Calumet Lubricants Co., Limited Partnership, the guarantors party thereto, the secured hedge counterparties thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2011 (File No. 000-51734)).

10.17	—
Amendment No. 2 to Collateral Trust Agreement, effective as of September 30, 2011, by and among Calumet Lubricants Co., Limited Partnership, the guarantors party thereto, the secured hedge counterparties thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2011 (File No. 000-51734)).

Exhibit Number		Description
10.18	—
Crude Oil Purchase Agreement effective as of October 1, 2011, by and between BP Products North America Inc. and Calumet Superior, LLC (incorporated by reference to Exhibit 10.30 to the
Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2012 (File
No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.19	—
Amended and Restated Crude Oil Purchase Agreement, dated April 1, 2012 by and between BP Products North America Inc. and Calumet Superior, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2012 (File No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.20	—
Crude Oil Purchase Agreement, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.21	—
Refined Products Purchase Agreement, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.22	—
Side Letter, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)).

10.23	—
Reserve Agreement, dated as of June 17, 2014, by and between Dakota Oil Processing, LLC and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2014 (File No. 000-51734)).

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