Form 10-Q
period 2015-09-30
Calumet Specialty Products Partners, L.P.
filed 2015-11-06
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 6, 2015, there were 75,760,218 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2015

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) estimated capital expenditures as a result of our planned organic growth projects and estimated annual EBITDA contributions from such projects, (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard, including the prices paid for Renewable Identification Numbers (“RINs”), (v) our ability to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures and (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report”), (ii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (“Q1 Quarterly Report”), (iii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“Q2 Quarterly Report”) and (iv) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$6.2	$8.5
Accounts receivable:
Trade	259.7	326.0
Other	23.5	23.8
	283.2	349.8
Inventories	427.8	513.5
Derivative assets	—	23.2
Prepaid expenses and other current assets	11.6	9.2
Deferred income taxes	5.8	2.3
Total current assets	734.6	906.5
Property, plant and equipment, net	1,667.3	1,464.4
Investment in unconsolidated affiliates	140.1	137.3
Goodwill	212.0	245.8
Other intangible assets, net	224.9	257.5
Other noncurrent assets, net	100.1	108.3
Total assets	$3,079.0	$3,119.8
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$366.6	$419.9
Accrued interest payable	46.6	37.6
Accrued salaries, wages and benefits	33.8	21.9
Other taxes payable	24.0	17.9
Other current liabilities	62.4	40.0
Current portion of long-term debt	1.7	0.6
Derivative liabilities	22.1	5.6
Total current liabilities	557.2	543.5
Deferred income taxes	14.2	32.3
Pension and postretirement benefit obligations	18.7	20.0
Other long-term liabilities	0.9	0.9
Long-term debt, less current portion	1,724.1	1,712.9
Total liabilities	2,315.1	2,309.6
Commitments and contingencies
Partners’ capital:
Limited partners’ interest (75,760,218 units and 69,452,233 units, issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	737.4	765.9
General partner’s interest	30.9	30.6
Accumulated other comprehensive income (loss)	(4.4)	13.7
Total partners’ capital	763.9	810.2
Total liabilities and partners’ capital	$3,079.0	$3,119.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per unit and unit data)
Sales	$1,140.0	$1,675.8	$3,314.8	$4,451.7
Cost of sales	975.2	1,493.2	2,752.1	4,045.3
Gross profit	164.8	182.6	562.7	406.4
Operating costs and expenses:
Selling	34.0	43.6	110.2	103.3
General and administrative	32.6	26.5	103.5	73.3
Transportation	45.8	42.2	130.1	123.9
Taxes other than income taxes	6.1	4.2	14.1	9.9
Asset impairment	33.8	—	33.8	—
Other	2.9	4.7	9.0	9.6
Operating income	9.6	61.4	162.0	86.4
Other income (expense):
Interest expense	(25.5)	(28.4)	(79.9)	(83.3)
Debt extinguishment costs	—	(0.3)	(46.6)	(89.9)
Realized gain (loss) on derivative instruments	(2.0)	5.1	(7.1)	17.7
Unrealized gain (loss) on derivative instruments	(5.0)	(25.6)	(27.7)	22.6
Loss from unconsolidated affiliates	(34.5)	(1.0)	(47.2)	(2.2)
Other	0.6	0.3	2.1	0.4
Total other expense	(66.4)	(49.9)	(206.4)	(134.7)
Net income (loss) before income taxes	(56.8)	11.5	(44.4)	(48.3)
Income tax expense (benefit)	(7.9)	2.1	(21.8)	0.4
Net income (loss)	$(48.9)	$9.4	$(22.6)	$(48.7)
Allocation of net income (loss):
Net income (loss)	$(48.9)	$9.4	$(22.6)	$(48.7)
Less:
General partner’s interest in net income (loss)	(0.9)	0.2	(0.4)	(1.0)
General partner’s incentive distribution rights	4.2	3.8	12.6	11.5
Non-vested share based payments	—	—	—	—
Net income (loss) available to limited partners	$(52.2)	$5.4	$(34.8)	$(59.2)
Weighted average limited partner units outstanding:
Basic	76,112,325	69,684,621	74,499,196	69,637,991
Diluted	76,112,325	69,850,685	74,499,196	69,637,991
Limited partners’ interest basic and diluted net income (loss) per unit	$(0.68)	$0.08	$(0.47)	$(0.85)
Cash distributions declared per limited partner unit	$0.685	$0.685	$2.055	$2.055
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net income (loss)	$(48.9)	$9.4	$(22.6)	$(48.7)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge gain reclassified to net income (loss)	(0.8)	(6.5)	(10.6)	(3.7)
Change in fair value of cash flow hedges	(1.0)	40.4	(7.2)	90.9
Defined benefit pension and retiree health benefit plans	0.2	(0.1)	0.5	0.1
Foreign currency translation adjustment	(0.5)	(0.4)	(0.8)	(0.1)
Total other comprehensive income (loss)	(2.1)	33.4	(18.1)	87.2
Comprehensive income attributable to partners’ capital	$(51.0)	$42.8	$(40.7)	$38.5
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2014	$13.7	$30.6	$765.9	$810.2
Other comprehensive loss	(18.1)	—	—	(18.1)
Net income (loss)	—	12.2	(34.8)	(22.6)
Common units repurchased and taxes paid for phantom unit grants	—	—	(3.6)	(3.6)
Amortization of vested phantom units	—	—	1.7	1.7
Issuances of phantom units, net of taxes withheld	—	—	(1.4)	(1.4)
Proceeds from public offerings of common units, net	—	—	161.4	161.4
Contributions from Calumet GP, LLC	—	3.5	—	3.5
Distributions to partners	—	(15.4)	(151.8)	(167.2)
Balance at September 30, 2015	$(4.4)	$30.9	$737.4	$763.9
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Operating activities
Net loss	$(22.6)	$(48.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107.4	101.0
Amortization of turnaround costs	19.4	18.3
Non-cash interest expense	5.2	5.0
Non-cash debt extinguishment costs	9.1	19.0
Provision for doubtful accounts	0.6	0.8
Unrealized (gain) loss on derivative instruments	27.7	(22.6)
Asset impairment	33.8	—
Non-cash equity based compensation	7.8	5.9
Deferred income tax benefit	(22.1)	—
Lower of cost or market inventory adjustment	57.7	0.3
Losses from unconsolidated affiliates	47.2	2.2
Other non-cash activities	6.0	2.2
Changes in assets and liabilities:
Accounts receivable	66.0	(112.2)
Inventories	28.0	(9.4)
Prepaid expenses and other current assets	2.6	(3.4)
Derivative activity	(5.4)	0.2
Turnaround costs	(15.2)	(22.6)
Accounts payable	(92.3)	108.6
Accrued interest payable	9.0	19.9
Accrued salaries, wages and benefits	4.6	(13.4)
Other taxes payable	6.4	4.2
Other liabilities	16.0	4.3
Pension and postretirement benefit obligations	(0.8)	(1.1)
Net cash provided by operating activities	296.1	58.5
Investing activities
Additions to property, plant and equipment	(236.8)	(194.2)
Cash paid for acquisitions, net of cash acquired	—	(263.6)
Investment in unconsolidated affiliates	(58.5)	(60.9)
Return of investment from unconsolidated affiliate	8.5	—
Proceeds from sale of property, plant and equipment	0.5	0.1
Net cash used in investing activities	(286.3)	(518.6)
Financing activities
Proceeds from borrowings — revolving credit facility	1,055.4	1,133.2
Repayments of borrowings — revolving credit facility	(1,098.5)	(1,009.0)
Repayments of borrowings — senior notes	(275.0)	(500.0)
Payments on capital lease obligations	(6.0)	(0.7)
Proceeds from other financing obligations	1.1	—
Proceeds from senior notes offering	322.6	900.0
Debt issuance costs	(5.6)	(19.9)
Proceeds from public offerings of common units, net	161.4	3.7
Contributions from Calumet GP, LLC	3.5	0.1
Common units repurchased and taxes paid for phantom unit grants	(3.6)	(2.2)
Cash settlement of unit based compensation	—	(0.9)
Distributions to partners	(167.4)	(157.6)
Net cash provided by (used in) financing activities	(12.1)	346.7
Net decrease in cash and cash equivalents	(2.3)	(113.4)
Cash and cash equivalents at beginning of period	8.5	121.1
Cash and cash equivalents at end of period	$6.2	$7.7
Supplemental disclosure of non-cash financing and investing activities
Non-cash property, plant and equipment additions	$78.9	$39.5
Non-cash capital lease	$4.4	$39.4
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2015, the Company had 75,760,218 limited partner common units and 1,546,126 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
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
The unaudited condensed consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2014 Annual Report.
2. Summary of Significant Accounting Policies
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was originally effective for fiscal periods (including interim periods) beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date by one year, with early adoption permitted as of the original effective date. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2015-02 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be recognized in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 also requires the amortization of debt issuance costs to be reported as interest expense. ASU 2015-03 is effective for fiscal periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. ASU 2015-03 must be applied retrospectively, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which states that an entity can defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has not yet adopted ASU 2015-03, but the impact of adopting would result in the Company reclassifying approximately $30.2 million and $34.7 million, as of September 30, 2015 and December 31, 2014, respectively, of deferred debt issuance costs from other noncurrent assets to long-term debt in the condensed consolidated balance sheets.
In April 2015, the FASB issued ASU No. 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 provides guidance for the measuring of assets in defined benefit pension plans and other retirement plans if they are on fiscal years that do not end on the last day of a month. ASU 2015-04 is effective for fiscal periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2015-04 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to determine whether a cloud computing agreement includes a software license or should be considered as a service agreement. ASU 2015-05 is effective for fiscal periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of ASU 2015-05 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260) - Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASU 2015-06”). ASU 2015-06 provides guidance for calculating historical earnings per unit under the two-class method, stating that the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest. ASU 2015-06 is effective for fiscal periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. ASU 2015-06 should be applied retrospectively. The adoption of ASU 2015-06 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 provides guidance that amends the required disclosure of investments for which fair value is measured at net asset value (“NAV”) per share (or its equivalent). The amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. ASU 2015-07 is effective for fiscal periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. ASU 2015-07 should be applied retrospectively. The adoption of ASU 2015-07 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-08, Business Combinations (Topic 805) - Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Company’s condensed consolidated financial statements.
In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). With regard to fair value measurement disclosures, ASU 2015-10 clarified that, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, an entity should clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. The Company adopted ASU 2015-10, effective June 12, 2015, as the change was effective upon issuance. The adoption did not have an impact on the Company’s condensed consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefits Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; and III. Measurement Date Practical Expedient (“ASU 2015-12”). This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using NAV per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard are effective retrospectively for fiscal years (including interim periods) beginning after December 15, 2015 and early adoption is permitted. The amendments in Part III of this standard are effective prospectively for fiscal years (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2015-12 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments of this standard are effective prospectively for fiscal years (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2015-16 is not expected to have an impact on the Company’s condensed consolidated financial statements.
3. Acquisitions
On August 1, 2014, the Company completed the acquisition of substantially all of the assets of privately-held Specialty Oilfield Solutions, Ltd. (“SOS”) for aggregate consideration of approximately $29.6 million, net of cash acquired (the “SOS Acquisition”). SOS is a full-service drilling fluids and solids control company with operations in the Eagle Ford, Marcellus and Utica shale formations. The SOS Acquisition was financed with borrowings under the Company’s revolving credit facility. The Company believes the SOS Acquisition increases its sales into the oilfield services market, expands its geographic reach and increases its asset diversity.
On March 31, 2014, the Company completed the acquisition of 100% of the capital stock of ADF Holdings, Inc., the parent company of Anchor Drilling Fluids USA, Inc. (“Anchor”), an independent provider and marketer of drilling fluids, completion fluids and production chemicals to the oil and gas exploration industry (the “Anchor Acquisition”). Total consideration was approximately $223.6 million, net of cash acquired. In connection with the Anchor Acquisition, the Company is required to pay the sellers 50% of the amount of taxes paid in a post-closing tax period that are reduced (or a refund is actually received or credited) as a result of the utilization of post-closing transaction tax deductions in the 2014 taxable year (but, for the avoidance of doubt, no other taxable year), which is estimated to be $1.1 million as of September 30, 2015. Anchor designs, manufactures and packages drilling fluid products at its locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. The Anchor Acquisition was financed by using a portion of the net proceeds of approximately $884.0 million from the Company’s March 2014 private placement of 6.50% Senior Notes due 2021. The Company believes the Anchor Acquisition further expands its specialty products offering, increases its sales into the oilfield services market, expands its geographic reach and increases its asset diversity.
On February 28, 2014, the Company completed the acquisition of substantially all of the assets of United Petroleum, LLC (“United Petroleum”), a marketer and distributor of high performance lubricants, for aggregate consideration of approximately $10.4 million (the “United Petroleum Acquisition”). The United Petroleum Acquisition was financed with cash on hand. The Company believes the United Petroleum Acquisition increases its position in the specialty lubricants market.
There have been no changes to the purchase price allocation or intangible assets for the SOS, Anchor and United Petroleum Acquisitions since December 31, 2014. During the three months ended September 30, 2015, an impairment charge of $33.8 million for goodwill related to the oilfield services segment has been recorded in the unaudited condensed consolidated statements of operations within asset impairment. See Note 6 for further information on goodwill.
Results of Sales and Earnings
The following financial information reflects sales and operating loss of the Anchor Acquisition included in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 (in millions):

Nine Months Ended September 30, 2015
Sales	$211.3
Operating loss	$(62.3)

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information reflects the unaudited condensed consolidated results of operations of the Company as if the Anchor Acquisition had taken place on January 1, 2014 (in millions, except for per unit data):

Nine Months Ended September 30, 2014
Sales	$4,534.2
Net loss	$(57.9)
Limited partners’ interest net loss per unit — basic and diluted	$(0.98)
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
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $52.1 million and $18.9 million lower as of September 30, 2015 and December 31, 2014, respectively.
Inventories consist of the following (in millions):

	September 30, 2015	December 31, 2014
Raw materials	$66.8	$77.8
Work in process	73.9	75.4
Finished goods	287.1	360.3
	$427.8	$513.5
Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the three months ended September 30, 2015 and 2014, the Company recorded $56.9 million and $3.2 million of losses, respectively, in cost of sales in the condensed consolidated statements of operations due to the lower of cost or market valuation. During the nine months ended September 30, 2015 and 2014, the Company recorded $57.7 million and $0.3 million of losses, respectively, in cost of sales in the condensed consolidated statements of operations due to the lower of cost or market valuation.
5. Investment in Unconsolidated Affiliates
Dakota Prairie Refining, LLC
On February 7, 2013, the Company entered into a joint venture agreement with MDU Resources Group, Inc. (“MDU”) to develop, build and operate a diesel refinery in southwestern North Dakota. The joint venture is named Dakota Prairie Refining, LLC (“Dakota Prairie”). The capitalization of the construction cost was funded through cash contributions from MDU, cash contributions from the Company and proceeds of $75.0 million from an unsecured syndicated term loan facility with the joint venture as the borrower, which is expected to be repaid by the Company through its allocation of profits from the joint venture. The term loan facility was funded in April 2013. Additionally, MDU and the Company may make cash contributions to fund working capital needs. The joint venture allocates profits on a 50%/50% basis to the Company and MDU. The joint venture is governed by a board of managers comprised of representatives from both the Company and MDU. MDU is providing natural gas and electricity utility services. The Company is providing refinery operations, crude oil procurement and refined product marketing expertise to the joint venture. Dakota Prairie reached mechanical completion and was commissioned in April 2015 and commenced sales of finished products in May 2015.

On September 30, 2015, the Company entered into an agreement with MDU and Dakota Prairie, under which Dakota Prairie can borrow up to $25.0 million from each of the Company and MDU through June 30, 2016 (the “Subordinated Loan”). The Subordinated Loan is subordinated in right of payment to Dakota Prairie’s obligations under its revolving credit facility pursuant to the terms of a Subordination Agreement between the Company, MDU, Dakota Prairie and Wells Fargo Bank, N.A., as representative of the lenders under the revolving credit facility. As of September 30, 2015, there are no amounts outstanding under the Subordinated Loan.
During the three and nine months ended September 30, 2015, the Company sold $2.1 million of crude oil to Dakota Prairie, which resulted in an immaterial gain.
The Company accounts for its ownership in the Dakota Prairie joint venture under the equity method of accounting. As of September 30, 2015 and December 31, 2014, the Company had an investment of $138.9 million and $117.2 million, respectively, in Dakota Prairie, primarily related to the development and operations of the refinery.
The following represents summary financial information for Dakota Prairie, presented at 100% (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenue	$82.3	$—	$132.4	$—
Operating loss	$(18.7)	$(2.2)	$(40.5)	$(4.8)
Net loss	$(19.1)	$(2.2)	$(41.4)	$(4.8)
Juniper GTL LLC
On June 9, 2014, the Company entered into a joint venture agreement with Clean Fuels North America, LLC, which is owned by SGC Energia and Great Northern Project Development, to develop, build and operate a gas-to-liquids (“GTL”) plant in Lake Charles, Louisiana. The joint venture is named New Source Fuels, LLC, and it owns 100% of Juniper GTL LLC (“Juniper”). The Company invested $25.0 million in total in exchange for an equity interest of approximately 23% in the joint venture. For the three months ended September 30, 2015, the Company determined the fair value of its investment in Juniper was less than its carrying value of $24.3 million. As a result, the Company recorded a $24.3 million impairment charge in loss from unconsolidated affiliates in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015.
6. Goodwill
During the three and nine months ended September 30, 2015, the Company determined that the expected operating results for one of its reporting units was projected to be substantially lower than previous forecasts due to the continued decline in crude oil prices. As a result, the Company determined that these recent events constituted a triggering event that required the Company to update its goodwill impairment assessment through September 30, 2015. An impairment charge of $33.8 million for goodwill related to the oilfield services segment has been recorded in the unaudited condensed consolidated statements of operations within asset impairment. The impairment charge was primarily driven by the reduced outlook on revenues and profitability as a result of falling crude oil prices driving declines in U.S. land-based rig counts.
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
Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, its planned utilization rate, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s planning and capital investment reviews and include recent historical prices and published forward prices. Revenue growth rates assumed for the Company’s reporting unit where impairment was recognized were approximately (17)% for 2015 and (3)% to 18% for 2016 and beyond.

•
The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. The discount rate used for the Company’s reporting unit where impairment was recognized was approximately 15.5% per year.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.
Changes in goodwill balances are as follows (in millions):

	Specialty Products	Fuel Products	Oilfield Services	Total

Net balance as of December 31, 2013	$168.5	$38.5	$—	$207.0
Acquisitions (1)	5.0	—	69.8	74.8
Impairment (2)	—	—	(36.0)	(36.0)
Net balance as of December 31, 2014	$173.5	$38.5	$33.8	$245.8
Impairment (2)	—	—	(33.8)	(33.8)
Net balance as of September 30, 2015	$173.5	$38.5	$—	$212.0

(1)	See Note 3 Acquisitions for discussion of the acquisitions completed during 2014.

(2)	Total accumulated goodwill impairment as of September 30, 2015 and December 31, 2014 is $69.8 million and $36.0 million, respectively.
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
Montana Refinery
In connection with the acquisition of the Montana refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Montana Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Montana Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Montana refinery. The Company believes the majority of damages related to such contamination at the Montana refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Montana refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Montana refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Montana refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenses totaled approximately $18.0 million as of September 30, 2015, of which $14.8 million was capitalized and $3.2 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly, and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Montana refinery under the asset purchase agreement. Holly has not yet answered the complaint. In the event the Company is unsuccessful, the Company will be responsible for those remediation expenses. The Company expects that it may incur some costs to remediate other environmental conditions at the Montana refinery in connection with the current capacity expansion of the refinery; however, the Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
On April 9, 2015, the MDEQ issued a Notice of Violation to the Montana refinery for alleged violation of certain air quality permit conditions and for an opacity exceedance. The MDEQ has proposed a penalty of $0.1 million. The Company is implementing internal corrective measures in response to findings alleged in the Notice of Violation or determined by the Company.
Superior Refinery
In connection with the acquisition of the Superior refinery, the Company became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to its Superior refinery. Under the Superior Consent Decree, the Company must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR. The Company estimates costs of up to $4.2 million as of September 30, 2015 to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. The Company is currently assessing certain past actions at the refinery for compliance with the terms of the Superior Consent Decree, which actions may be subject to stipulated penalties under the Superior Consent Decree but, in any event, the Company does not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, the Company is pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in the Company incurring additional costs, which could be substantial. For the three and nine months ended September 30, 2015, the Company incurred no expenses related to installing process equipment at the Superior refinery pursuant to the EPA fuel content regulations. For the three and nine months ended September 30, 2014, the Company incurred approximately $0.2 million and $0.7 million, respectively, of costs related to installing process equipment at the Superior refinery pursuant to the EPA fuel content regulations.
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
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During the three months ended September 30, 2015 and 2014, the Company incurred approximately $1.7 million and $0.1 million, respectively, of such expenditures. During the nine months ended September 30, 2015 and 2014, the Company incurred approximately $4.1 million and $0.3 million, respectively, of such expenditures and estimates additional expenditures of approximately $6.0 million to $8.0 million of capital expenditures and expenditures related to additional personnel and environmental studies through 2016 as a result of the implementation of these requirements. These capital investment requirements will be incorporated into the Company’s annual capital expenditures budget and the Company does not expect any additional capital expenditures as a result of the required audits or required operational changes included in the Global Settlement to have a material adverse effect on the Company’s financial results or results of operations.
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
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of September 30, 2015, the trust fund contained approximately $0.8 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the Bel-Ray Acquisition, the Company became a party to the Weston Agreement.
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
The Company has completed studies to assess the adequacy of its PSM practices at its Shreveport refinery with respect to certain consensus codes and standards. During the three months ended September 30, 2015 and 2014, the Company incurred $0.1 million and $0.4 million, respectively, of PSM related capital expenditures. During the nine months ended September 30, 2015 and 2014, the Company incurred $0.4 million and $0.9 million, respectively, of related capital expenditures and expects to incur up to $1.0 million during 2015 to address OSHA compliance issues identified in these studies. The Company expects these capital expenditures will enhance its equipment such that the equipment maintains compliance with applicable consensus codes and standards.
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
On November 12, 2014, a nationwide collective action lawsuit alleging that Anchor, a wholly owned subsidiary of the Company, failed to pay drilling fluid engineers overtime in compliance with the Fair Labor Standards Act (“FLSA”) was filed titled Jonathan Wolfe v. Anchor Drilling Fluids USA, Inc. in the U.S. District Court for the Western District of Pennsylvania (“Wolfe”). The Company filed its answer to the complaint on January 9, 2015 and the Wolfe plaintiff filed an amended complaint on February 26, 2015, adding that Anchor’s failure to pay overtime to a subclass of drilling fluid engineers violated the Pennsylvania Minimum Wage Act (the “Pennsylvania Act”). For this subclass, the Wolfe plaintiff seeks certification of a class action under the Pennsylvania Act. The Wolfe plaintiff seeks to recover overtime pay, liquidated damages and attorneys’ fees and costs. The portion of the potential liability that relates to the period prior to March 31, 2014, the date on which the Company acquired Anchor, is eligible for indemnification under the securities purchase agreement that effected that transaction; however, the right to indemnification under the securities purchase agreement for the potential Wolfe liability is subject to a deductible and limitations otherwise set forth in the securities purchase agreement. On May 1, 2015, the parties engaged in mediation and agreed to a tentative settlement of this litigation. On September 3, 2015, the U.S. District Court entered an order granting preliminary approval of the settlement as well as attorneys’ fees and costs. A final judgment must be entered by the U.S. District Court. The tentative settlement amount is not material to the unaudited condensed consolidated financial statements.
On November 21, 2014, a nationwide collective action lawsuit alleging that Anchor and the Company, as well as SOS, failed to pay solids control technicians overtime in compliance with the FLSA was filed titled Timothy Niver v. Specialty Oilfield Solutions, Ltd., et al. in the U.S. District Court for the Western District of Pennsylvania (“Niver”).  The Niver plaintiff filed an amended complaint on January 21, 2015, adding that defendants’ failure to pay overtime to a subclass of solids control technicians violated the Pennsylvania Act.  For this subclass, the Niver plaintiff seeks certification of a class action under the Pennsylvania Act. The Niver plaintiff seeks to recover overtime pay, liquidated damages and attorneys’ fees and costs. Anchor and the Company filed their answer to the amended complaint on February 2, 2015. The Company consented to conditional certification in the case, and notice of the collective action has been issued to potential class members. The portion of the potential liability that relates to the period prior to August 1, 2014, the date on which the Company acquired the assets of SOS, was retained by, and is the responsibility of, SOS. To the extent Anchor or the Company is found liable for damages relating to the period prior to the acquisition of the assets of SOS, Anchor and the Company are eligible for indemnification under the asset purchase agreement that effected that transaction, and no deductible is applicable; however, the right to indemnification is subject to limitations otherwise set forth in the asset purchase agreement. On June 1, 2015, the parties engaged in mediation and agreed to a tentative settlement of this litigation. On October 7, 2015, the U.S. District Court entered an order approving the settlement and dismissing the case with prejudice. The settlement amount was not material to the unaudited condensed consolidated financial statements.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of September 30, 2015 and December 31, 2014, the Company had outstanding standby letters of credit of $83.1 million and $114.3 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 8 for additional information regarding the Company’s revolving credit facility. At September 30, 2015 and December 31, 2014, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect ($1.0 billion at September 30, 2015 and December 31, 2014) with the consent of the Agent (as defined in the revolving credit facility agreement).
As of September 30, 2015 and December 31, 2014, the Company had availability to issue letters of credit of $310.7 million and $310.8 million, respectively, under its revolving credit facility.
8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due July 2019, weighted average interest rate of 3.3% at September 30, 2015	$107.7	$150.8
Borrowings under 2020 Notes, interest at a fixed rate of 9.625%, interest payments semiannually, borrowings due August 2020, effective interest rate of 10.1% for the nine months ended September 30, 2015	—	275.0
Borrowings under 2021 Notes, interest at a fixed rate of 6.50%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for the nine months ended September 30, 2015	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for the nine months ended September 30, 2015 (1)	352.9	352.5
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for the nine months ended September 30, 2015	325.0	—
Capital lease obligations, at various interest rates, interest and principal payments monthly through October 2034	46.9	43.6
Less unamortized discounts	(6.7)	(8.4)
Total long-term debt	1,725.8	1,713.5
Less current portion of long-term debt	1.7	0.6
	$1,724.1	$1,712.9

(1)
The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $2.9 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively (refer to Note 9 for additional information on the interest rate swap designated as a fair value hedge at December 31, 2014).

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
The indentures governing the 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2015, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 2.8 to 1.0. As of September 30, 2015, the Company was in compliance with all covenants under the indentures governing the 2021, 2022 and 2023 Notes.
Second Amended and Restated Senior Secured Revolving Credit Facility
The Company has a $1.0 billion senior secured revolving credit facility, subject to borrowing base limitations, which includes a $500.0 million incremental uncommitted expansion feature. The revolving credit facility is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in July 2019 and currently bears interest at a rate equal to prime plus a basis points margin or London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at the Company’s option. As of September 30, 2015, the margin was 50 basis points for prime and 150 basis points for LIBOR; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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

The borrowing capacity at September 30, 2015 under the revolving credit facility was $501.5 million. As of September 30, 2015, the Company had $107.7 million in outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $83.1 million, leaving $310.7 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash.
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
As of September 30, 2015, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of September 30, 2015, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2015	$0.4
2016	1.7
2017	1.6
2018	1.5
2019	109.0
Thereafter	1,615.4
Total	$1,729.6
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
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$—	$—	$—	$—	$(10.0)	$(10.0)
Gasoline swaps	—	—	—	15.9	(4.4)	11.5
Swaps not allocated to a specific segment:
Interest rate swaps	—	—	—	2.5	—	2.5
Total derivative instruments designated as hedges	—	—	—	18.4	(14.4)	4.0
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	0.6	(0.6)	—	31.4	(111.2)	(79.8)
Crude oil basis swaps	0.2	(0.2)	—	0.8	—	0.8
Crude oil percentage basis swaps	—	—	—	—	(0.2)	(0.2)
Crude oil options	3.0	(3.0)	—	—	—	—
Gasoline swaps	1.4	(1.4)	—	2.4	(0.4)	2.0
Gasoline crack spread swaps	1.0	(1.0)	—	—	—	—
Diesel swaps	9.4	(9.4)	—	116.1	(19.1)	97.0
Diesel crack spread swaps	3.6	(3.6)	—	4.5	—	4.5
Diesel percentage basis crack spread swaps	0.3	(0.3)	—	—	—	—
Jet fuel swaps	—	—	—	7.9	(5.2)	2.7
Platinum swaps	—	—	—	—	(0.1)	(0.1)
Specialty products segment:
Natural gas swaps	—	—	—	—	(7.2)	(7.2)
Natural gas collars	—	—	—	0.1	(0.6)	(0.5)
Total derivative instruments not designated as hedges	19.5	(19.5)	—	163.2	(144.0)	19.2
Total derivative instruments	$19.5	$(19.5)	$—	$181.6	$(158.4)	$23.2

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments designated as hedges:
Fuel products segment:
Crude oil swaps	$—	$—	$—	$(13.8)	$10.0	$(3.8)
Gasoline swaps	—	—	—	—	4.4	4.4
Total derivative instruments designated as hedges	—	—	—	(13.8)	14.4	0.6
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	(15.0)	0.6	(14.4)	(102.4)	111.2	8.8
Crude oil basis swaps	—	0.2	0.2	—	—	—
Crude oil percentage basis swaps	(4.7)	—	(4.7)	(0.2)	0.2	—
Crude oil options	(2.9)	3.0	0.1	—	—	—
Gasoline swaps	—	1.4	1.4	(1.0)	0.4	(0.6)
Gasoline crack spread swaps	(0.6)	1.0	0.4	—	—	—
Diesel swaps	—	9.4	9.4	(28.1)	19.1	(9.0)
Diesel crack spread swaps	(0.3)	3.6	3.3	—	—	—
Diesel percentage basis crack spread swaps	(0.9)	0.3	(0.6)	—	—	—
Jet fuel swaps	—	—	—	(5.2)	5.2	—
Platinum swaps	(0.7)	—	(0.7)	(0.1)	0.1	—
Natural gas swaps	(0.7)	—	(0.7)	—	—	—
Specialty products segment:
Natural gas swaps	(14.9)	—	(14.9)	(12.1)	7.2	(4.9)
Natural gas collars	(0.9)	—	(0.9)	(1.1)	0.6	(0.5)
Total derivative instruments not designated as hedges	(41.6)	19.5	(22.1)	(150.2)	144.0	(6.2)
Total derivative instruments	$(41.6)	$19.5	$(22.1)	$(164.0)	$158.4	$(5.6)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of September 30, 2015, the Company had no counterparties in which derivatives held were net assets. As of December 31, 2014, the Company had five counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least Baa1 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of September 30, 2015 or December 31, 2014. The Company’s contracts with these counterparties allow for netting of derivative instruments executed under each contract. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in deposits, on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. As of September 30, 2015 and December 31, 2014, the Company had provided its counterparties with no collateral. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.

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
Cash flow hedge accounting is discontinued when it is determined that a derivative no longer qualifies as an effective hedge or when it is no longer probable that the hedged forecasted transaction will occur. When cash flow hedge accounting is discontinued because the derivative instrument no longer qualifies as an effective cash flow hedge, the derivative instrument is subject to the mark-to-market method of accounting prospectively. Changes in the mark-to-market fair value of the derivative instrument are recorded to unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Unrealized gains and losses related to discontinued cash flow hedges that were previously deferred in accumulated other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur, at which time, associated deferred amounts in accumulated other comprehensive income (loss) are immediately recognized in unrealized gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations.

The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of partners’ capital as of and for the three months ended September 30, 2015 and 2014 related to its derivative instruments that were designated as cash flow hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivatives (Ineffective Portion)
	Three Months Ended		Location of Gain (Loss)	Three Months Ended		Location of Gain (Loss)	Three Months Ended
	September 30,			September 30,			September 30,
	2015	2014		2015	2014		2015	2014
Fuel products segment:
Crude oil swaps	$—	$(83.9)	Cost of sales	$(53.6)	$10.9	Unrealized/ Realized	$—	$(35.3)
Gasoline swaps	2.2	37.0	Sales	11.4	(3.8)	Unrealized/ Realized	—	(4.4)
Diesel swaps	(2.7)	75.1	Sales	39.1	(1.1)	Unrealized/ Realized	—	13.4
Jet fuel swaps	(0.5)	12.2	Sales	3.9	(0.7)	Unrealized/ Realized	—	2.0
Specialty products segment:
Crude oil swaps	—	—	Cost of sales	—	1.2	Unrealized/ Realized	—	—
Total	$(1.0)	$40.4		$0.8	$6.5		$—	$(24.3)
The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of partners’ capital as of and for the nine months ended September 30, 2015 and 2014 related to its derivative instruments that were designated as cash flow hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivatives (Ineffective Portion)
	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended
	September 30,			September 30,			September 30,
	2015	2014		2015	2014		2015	2014
Fuel products segment:
Crude oil swaps	$(9.0)	$(12.7)	Cost of sales	$(128.3)	$34.0	Unrealized/ Realized	$(0.2)	$12.4
Gasoline swaps	5.7	27.0	Sales	44.7	(15.3)	Unrealized/ Realized	0.7	(8.9)
Diesel swaps	(4.0)	61.7	Sales	83.7	(12.2)	Unrealized/ Realized	—	13.3
Jet fuel swaps	0.1	14.9	Sales	9.3	(2.8)	Unrealized/ Realized	—	1.6
Specialty products segment:
Crude oil swaps	—	—	Cost of sales	1.2	—	Unrealized/ Realized	—	—
Total	$(7.2)	$90.9		$10.6	$3.7		$0.5	$18.4
The effective portion of the cash flow hedges classified in accumulated other comprehensive income (loss) was gains of $7.9 million and $25.8 million as of September 30, 2015 and December 31, 2014, respectively. Absent a change in the fair market value of the underlying transactions, except for any underlying transactions pertaining to the payment of interest on existing financial instruments, the following other comprehensive income (loss) at September 30, 2015 will be reclassified to earnings by December 31, 2016 with balances being recognized as follows (in millions):

Year	Accumulated Other Comprehensive Income (Loss)
2015	$(2.9)
2016	10.8
Total	$7.9
Based on fair values as of September 30, 2015, the Company expects to reclassify $5.3 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months due to actual crude oil purchases, diesel, gasoline and jet fuel sales. However, the amounts actually realized will be dependent on the fair values as of the dates of settlement.
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
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 related to its derivative instrument designated as a fair value hedge (in millions):

	Location of Loss of Derivative	Amount of Loss Recognized in Net Income (Loss)				Hedged Item	Location of Gain on Hedged Item	Amount of Gain Recognized in Net Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,				Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014			2015	2014	2015	2014
Swaps not allocated to a specific segment:
Interest rate swap	Interest expense	$—	$—	$—	$(0.6)	2022 Notes	Interest income	$—	$—	$—	$0.6
Total		$—	$—	$—	$(0.6)			$—	$—	$—	$0.6
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

The amount reclassified from accumulated other comprehensive income (loss) into earnings, as a result of the discontinuance of cash flow hedge accounting for certain crude oil, gasoline, jet fuel and diesel derivative instruments at the Shreveport refinery because it was no longer probable that the original forecasted transaction would occur by the end of the originally specified time period, caused the Company to recognize the following gains and losses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gain (loss) on derivative instruments	$0.9	$1.0	$3.3	$(2.3)
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014 related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Realized Gain (Loss) on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Fuel products segment:
Crude oil swaps	$(11.6)	$3.7	$(13.6)	$(21.0)
Crude oil basis swaps	—	1.6	(4.5)	3.0
Crude oil percentage basis swaps	(1.3)	—	(2.4)	—
Crude oil options	7.0	—	1.1	—
Gasoline swaps	(0.2)	(4.6)	8.9	8.4
Diesel swaps	7.3	2.6	7.9	13.3
Diesel crack spread swaps	2.0	—	(0.3)	—
Diesel percentage basis crack spread swaps	(0.1)	—	(2.6)	—
Gasoline crack spread swaps	(2.7)	—	3.6	—
Diesel crack spread collars	—	—	—	(0.5)
Platinum swaps	—	—	(0.3)	—
Natural gas swaps	—	—	(0.4)	—
Gasoline crack spread collars	—	—	—	(0.2)
Specialty products segment:
Natural gas swaps	(2.3)	(0.1)	(2.5)	(2.4)
Total	$(1.9)	$3.2	$(5.1)	$0.6

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Realized Gain (Loss) on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fuel products segment:
Crude oil swaps	$(51.1)	$18.1	$42.8	$(6.5)
Crude oil basis swaps	1.0	2.8	(5.3)	2.5
Crude oil percentage basis swaps	(1.3)	—	0.2	—
Crude oil options	5.9	—	0.1	—
Gasoline swaps	(18.6)	(15.8)	0.7	9.4
Diesel swaps	66.5	1.0	(59.3)	10.8
Diesel crack spread swaps	2.9	—	3.3	—
Diesel percentage basis crack spread swaps	(0.1)	—	(5.2)	—
Gasoline crack spread swaps	(7.4)	—	0.4	—
Jet fuel swaps	1.6	(0.5)	(1.6)	(0.9)
Diesel crack spread collars	—	1.0	—	(0.1)
Platinum swaps	—	—	(0.6)	—
Natural gas swaps	—	—	(0.7)	—
Specialty products segment:
Natural gas swaps	(6.9)	1.2	(2.6)	(1.1)
Total	$(7.5)	$7.8	$(27.8)	$14.1
Derivative Positions - Specialty Products Segment
Natural Gas Swap Contracts
At September 30, 2015, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2015	1,900,000	$4.12
Calendar Year 2016	5,880,000	$4.22
Calendar Year 2017	4,950,000	$3.85
Total	12,730,000
Average price		$4.06
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

Natural Gas Collars
At September 30, 2015, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
Fourth Quarter 2015	200,000	$4.25	$3.85
Calendar Year 2016	600,000	$4.25	$3.89
Total	800,000
Average price		$4.25	$3.88
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
Derivative Positions - Fuel Products Segment
Natural Gas Swap Contracts
At September 30, 2015, the Company had the following derivatives related to natural gas purchases in its fuel products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Calendar Year 2016	1,320,000	$3.39
Total	1,320,000
Average price		$3.39
Crude Oil Swap Contracts
At September 30, 2015, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2015	93,000	1,011	$61.57
Calendar Year 2016	1,512,239	4,132	$56.61
Calendar Year 2017	528,520	1,448	$56.10
Total	2,133,759
Average price			$56.70
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
Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between Canadian heavy crude oil and NYMEX WTI crude oil. At September 30, 2015, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2015	92,000	1,000	$(16.00)
Total	92,000
Average differential			$(16.00)
At December 31, 2014, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2015	118,000	2,000	$(22.40)
Total	118,000
Average differential			$(22.40)

Crude Oil Percentage Basis Swap Contracts
The Company entered into derivative instruments to secure a percentage differential on WCS crude oil to NYMEX WTI. At September 30, 2015, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2015	552,000	6,000	74.0%
Calendar Year 2016	2,562,000	7,000	74.3%
Calendar Year 2017	365,000	1,000	74.0%
Total	3,479,000
Average percentage			74.2%
At December 31, 2014, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2015	184,000	2,000	73.0%
Fourth Quarter 2015	184,000	2,000	73.0%
Total	368,000
Average percentage			73.0%
Crude Oil Option Contracts
During 2015, the Company entered into derivative instruments to mitigate the risk of future changes in the price of NYMEX WTI crude oil. At September 30, 2015, the Company had the following derivatives related to crude oil put options bought in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Put ($/Bbl)
Fourth Quarter 2015	100,000	1,087	$43.50
Calendar Year 2016	200,000	546	$55.00
Total	300,000
Average price			$51.17
At September 30, 2015, the Company had the following derivatives related to crude oil put options sold in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Sold	BPD	Average Sold Put ($/Bbl)
Fourth Quarter 2015	100,000	1,087	$38.00
Calendar Year 2016	200,000	546	$53.50
Total	300,000
Average price			$48.33
At September 30, 2015, the Company had the following derivatives related to crude oil call options bought in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Call ($/Bbl)
Calendar Year 2016	114,000	311	$64.82
Total	114,000
Average price			$64.82

At September 30, 2015, the Company had the following derivatives related to crude oil call options sold in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Sold	BPD	Average Sold Call ($/Bbl)
Fourth Quarter 2015	500,000	5,435	$70.00
Calendar Year 2016	200,000	546	$64.25
Total	700,000
Average price			$68.36
Diesel Swap Contracts
At September 30, 2015, the Company had the following derivatives related to diesel sales in its fuel products segment, none of which are designated as hedges:

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Calendar Year 2016	549,000	1,500	$82.28
Total	549,000
Average price			$82.28
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
Diesel Percentage Basis Crack Spread Swap Contracts
At September 30, 2015, the Company had the following diesel percentage basis crack spread swap contracts in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2015	46,000	500	32.5%
Calendar Year 2016	2,196,000	6,000	31.8%
Total	2,242,000
Average percentage			31.8%

At December 31, 2014, the Company had the following diesel percentage basis crack spread swap contracts in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2015	414,000	4,500	33.2%
Fourth Quarter 2015	414,000	4,500	33.2%
Calendar Year 2016	1,647,000	4,500	31.7%
Total	2,475,000
Average percentage			32.2%
Diesel Crack Spread Swaps
At September 30, 2015, the Company had the following derivatives related to diesel crack spreads in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Calendar Year 2016	2,379,000	6,500	$17.00
Calendar Year 2017	1,642,500	4,500	$18.05
Total	4,021,500
Average price			$17.43
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
Gasoline Swap Contracts
At September 30, 2015, the Company had the following derivatives related to gasoline sales in its fuel products segment, none of which are designated as hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2015	93,000	1,011	$70.53
Total	93,000
Average price			$70.53

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
Gasoline Crack Spread Swaps
At September 30, 2015, the Company had the following derivatives related to gasoline crack spreads in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2015	751,500	8,168	$7.95
Total	751,500
Average price			$7.95
Platinum Swap Contracts
At September 30, 2015 and December 31, 2014, the Company had approximately 1,900 troy ounces of platinum swap contracts through 2015 in its fuel products segment, none of which are designated as hedges.
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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. To estimate the fair value of the Company’s fixed-to-floating interest rate swap derivative instrument, the Company uses discounted cash flows, which use observable inputs such as maturity and market interest rates. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at September 30, 2015, the Company’s net liability was reduced by approximately $0.9 million. As a result of applying the CVA at December 31, 2014, the Company’s net asset was increased by approximately $2.0 million and net liability was reduced by approximately $0.1 million.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2015, the Company’s investments associated with its pension plan (as such term is hereinafter defined) primarily consisted of mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the NAV of shares in each fund held by the pension plan at quarter end as provided by the third party administrator. See Note 12 for further information on pension assets.
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
For the three and nine months ended September 30, 2015, the Company sold approximately 16 million and 65 million, respectively, RINs for a gain of $5.8 million and $40.8 million, respectively, net of cost to generate, recorded in cost of sales in the unaudited condensed consolidated statement of operations. As of September 30, 2015, the Company had a RINs Obligation of approximately 89 million RINs, which resulted in RINs expense for the three and nine months ended September 30, 2015 of approximately $2.0 million and $34.7 million, respectively.

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014 were as follows (in millions):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crude oil swaps	$—	$—	$—	$—	$—	$—	$(89.8)	$(89.8)
Crude oil basis swaps	—	—	—	—	—	—	0.8	0.8
Crude oil percentage basis swaps	—	—	—	—	—	—	(0.2)	(0.2)
Gasoline swaps	—	—	—	—	—	—	13.5	13.5
Diesel swaps	—	—	—	—	—	—	97.0	97.0
Diesel crack spread swaps	—	—	—	—	—	—	4.5	4.5
Jet fuel swaps	—	—	—	—	—	—	2.7	2.7
Natural gas swaps	—	—	—	—	—	—	(7.2)	(7.2)
Natural gas collars	—	—	—	—	—	—	(0.5)	(0.5)
Platinum swaps	—	—	—	—	—	—	(0.1)	(0.1)
Interest rate swaps	—	—	—	—	—	—	2.5	2.5
Total derivative assets	—	—	—	—	—	—	23.2	23.2
Pension plan investments	0.3	46.8	—	47.1	0.2	49.4	—	49.6
Total recurring assets at fair value	$0.3	$46.8	$—	$47.1	$0.2	$49.4	$23.2	$72.8
Liabilities:
Derivative liabilities:
Crude oil swaps	$—	$—	$(14.4)	$(14.4)	$—	$—	$5.0	$5.0
Crude oil basis swaps	—	—	0.2	0.2	—	—	—	—
Crude oil percentage basis swaps	—	—	(4.7)	(4.7)	—	—	—	—
Gasoline swaps	—	—	1.4	1.4	—	—	3.8	3.8
Gasoline crack spread swaps	—	—	0.4	0.4	—	—	—	—
Diesel swaps	—	—	9.4	9.4	—	—	(9.0)	(9.0)
Diesel crack spread swaps	—	—	3.3	3.3	—	—	—	—
Diesel percentage basis crack spread swaps	—	—	(0.6)	(0.6)	—	—	—	—
Natural gas swaps	—	—	(15.6)	(15.6)	—	—	(4.9)	(4.9)
Natural gas collars	—	—	(0.9)	(0.9)	—	—	(0.5)	(0.5)
Platinum swaps	—	—	(0.7)	(0.7)	—	—	—	—
Crude oil options	—	—	0.1	0.1	—	—	—	—
Total derivative liabilities	—	—	(22.1)	(22.1)	—	—	(5.6)	(5.6)
RINs Obligation	—	(34.1)	—	(34.1)	—	(16.3)	—	(16.3)
Liability Awards	(7.6)	—	—	(7.6)	(4.7)	—	—	(4.7)
Total recurring liabilities at fair value	$(7.6)	$(34.1)	$(22.1)	$(63.8)	$(4.7)	$(16.3)	$(5.6)	$(26.6)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Fair value at January 1,	$17.6	$(54.8)
Realized (gain) loss on derivative instruments	7.1	(17.7)
Unrealized gain (loss) on derivative instruments	(27.7)	22.6
Interest expense, net	(0.4)	(2.9)
Change in fair value of cash flow hedges	(7.2)	90.9
Settlements	(11.5)	16.1
Transfers in (out) of Level 3	—	—
Fair value at September 30,	$(22.1)	$54.2
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$(27.7)	$22.6
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
Debt
The estimated fair value of long-term debt at September 30, 2015 and December 31, 2014 consists primarily of the senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility and capital lease obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 8 for further information on long-term debt.

The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at September 30, 2015 and December 31, 2014 were as follows (in millions):

		September 30, 2015		December 31, 2014
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,148.4	$1,248.5	$630.0	$619.1
Senior notes	2	$299.0	$322.7	$803.3	$900.0
Revolving credit facility	3	$107.7	$107.7	$150.8	$150.8
Capital lease and other obligations	3	$46.9	$46.9	$43.6	$43.6
11. Partners’ Capital
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
The Company has entered into an Equity Placement Agreement with various sales agents under which the Company may issue and sell, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement provides the Company the right, but not the obligation, to sell common units in the future, at prices the Company deems appropriate. These sales, if any, will be made pursuant to the terms of the Equity Placement Agreement between the Company and the sales agents. The net proceeds from any sales under this agreement will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, working capital, capital expenditures and acquisitions. The Company’s general partner may contribute its proportionate capital contribution to retain its 2% general partner interest. For the nine months ended September 30, 2015, the Company sold 307,985 common units for net proceeds of approximately $7.5 million. Underwriting discounts totaled approximately $0.1 million and the Company’s general partner contributed $0.2 million to maintain its general partner interest. The Company had no sales of its common units during the three months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company sold 134,955 common units for the net proceeds of approximately $3.7 million. Underwriting discounts totaled approximately $0.1 million and the Company’s general partner contributed $0.1 million to maintain its general partner interest.
The Company’s distribution policy is defined in its partnership agreement. For the three months ended September 30, 2015 and 2014, the Company made distributions of $57.4 million and $52.5 million, respectively, to its partners. For the nine months ended September 30, 2015 and 2014, the Company made distributions of $167.4 million and $157.6 million, respectively, to its partners.
For the three months ended September 30, 2015 and 2014, the general partner was allocated $4.2 million and $3.8 million, respectively, in incentive distribution rights. For the nine months ended September 30, 2015 and 2014, the general partner was allocated $12.6 million and $11.5 million, respectively, in incentive distribution rights.
12. Employee Benefit Plans
The components of net periodic pension cost for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$0.1	$0.1	$0.4	$0.3
Interest cost	0.7	0.7	2.0	2.0
Expected return on assets	(0.8)	(0.8)	(2.5)	(2.3)
Amortization of net loss	0.2	—	0.6	0.2
Net periodic benefit cost	$0.2	$—	$0.5	$0.2
At September 30, 2015 and December 31, 2014, the Company’s investments associated with its pension plan primarily consisted of mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the NAV of shares in each fund held by the pension plan at quarter end as provided by the third party administrator.
See Note 10 for the definitions of Levels 1, 2 and 3. The Company’s pension plan assets measured at fair value at September 30, 2015 and December 31, 2014 were as follows (in millions):

	September 30, 2015		December 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents	$0.3	$—	$0.2	$—
Domestic equities	—	9.0	—	10.0
Foreign equities	—	8.7	—	9.4
Fixed income	—	29.1	—	30.0
	$0.3	$46.8	$0.2	$49.4
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
13. Accumulated Other Comprehensive Income (Loss)
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive income (loss) in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in millions):

Components of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)				Location of Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivative gains (losses) on cash flow hedges:
	$54.4	$(5.6)	$137.7	$(30.3)	Sales
	(53.6)	12.1	(127.1)	34.0	Cost of sales
	$0.8	$6.5	$10.6	$3.7	Total

Amortization of defined benefit pension and postretirement health benefit plans:
Amortization of net gain (loss)	$(0.2)	$0.1	$(0.6)	$(0.1)	(1)
	$(0.2)	$0.1	$(0.6)	$(0.1)	Total

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 12 for additional details.

14. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2015 and 2014 (in millions, except unit and per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$(48.9)	$9.4	$(22.6)	$(48.7)
General partner’s interest in net income (loss)	(0.9)	0.2	(0.4)	(1.0)
General partner’s incentive distribution rights	4.2	3.8	12.6	11.5
Non-vested share based payments	—	—	—	—
Net income (loss) available to limited partners	$(52.2)	$5.4	$(34.8)	$(59.2)
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average limited partner units outstanding	76,112,325	69,684,621	74,499,196	69,637,991
Effect of dilutive securities:
Participating securities — phantom units	—	166,064	—	—
Diluted weighted average limited partner units outstanding (1)	76,112,325	69,850,685	74,499,196	69,637,991
Limited partners’ interest basic and diluted net income (loss) per unit	$(0.68)	$0.08	$(0.47)	$(0.85)

(1) Total diluted weighted average limited partner units outstanding excludes 0.1 million and 0.1 million of dilutive phantom units for the three and nine months ended September 30, 2015, respectively. Total diluted weighted average limited partner units outstanding excludes 0.1 million of dilutive phantom units for the nine months ended September 30, 2014.
15. Transactions with Related Parties
During 2015 and 2014, the Company had product sales to related parties owned by a limited partner. The Company also had purchases from related parties owned by a limited partner, excluding crude purchases related to Legacy Resources Co., L.P. (“Legacy Resources”) as discussed below.
The Company has a crude oil supply agreement with Legacy Resources, the Master Crude Oil Purchase and Sale Agreement. Legacy Resources is owned in part by one of the Company’s general partners, the Company’s executive vice chairman of the board of the Company’s general partner, F. William Grube. No crude oil is currently being purchased by the Company under this agreement, however during 2015 and 2014, the Company did have crude oil purchases from Legacy Resources under spot agreements.
The Company has a general services master services agreement with a third party construction company related to the Montana refinery expansion project in which various construction related services were performed during 2015 and 2014. This third party is related to management.
During 2015, the Company entered into an agreement for logistic administration/support and general administrative management and fiscal administration services with Monument Chemicals, Inc. (“Monument Chemical”). Monument Chemical is owned by a limited partner and a member of the board of the Company’s general partner is a member of Monument Chemical’s management. Under this agreement, Monument Chemical will rent storage tanks in Belgium on the Company’s behalf and organize delivery of products to the Company’s customers. A commission will be paid to Monument Chemical based on the sales value invoiced to the Company’s customers.
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
Reportable segment information for the three and nine months ended September 30, 2015 and 2014 is as follows (in millions):

Three Months Ended September 30, 2015	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$342.0	$730.9	$67.1	$1,140.0	$—	$1,140.0
Intersegment sales	0.4	7.8	—	8.2	(8.2)	—
Total sales	$342.4	$738.7	$67.1	$1,148.2	$(8.2)	$1,140.0
Adjusted EBITDA	$48.9	$27.0	$(0.5)	$75.4	$—	$75.4
Reconciling items to net loss:
Depreciation and amortization	16.5	20.5	5.7	42.7	—	42.7
Realized loss on derivatives, not reflected in net income or settled in a prior period	—	(1.9)	—	(1.9)	—	(1.9)
Impairment charges	—	24.3	33.8	58.1	—	58.1
Unrealized loss on derivatives						5.0
Interest expense						25.5
Non-cash equity based compensation and other non-cash items						2.8
Income tax benefit						(7.9)
Net loss						$(48.9)

Three Months Ended September 30, 2014	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$456.2	$1,088.4	$131.2	$1,675.8	$—	$1,675.8
Intersegment sales	7.1	23.4	—	30.5	(30.5)	—
Total sales	$463.3	$1,111.8	$131.2	$1,706.3	$(30.5)	$1,675.8
Adjusted EBITDA	$62.8	$27.4	$17.3	$107.5	$—	$107.5
Reconciling items to net income:
Depreciation and amortization	16.9	20.0	4.9	41.8	—	41.8
Realized loss on derivatives, not reflected in net income or settled in a prior period	(1.2)	(2.1)	—	(3.3)	—	(3.3)
Unrealized loss on derivatives						25.6
Interest expense						28.4
Debt extinguishment costs						0.3
Non-cash equity based compensation and other non-cash items						3.2
Income tax expense						2.1
Net income						$9.4

Nine Months Ended September 30, 2015	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,074.2	$2,014.3	$226.3	$3,314.8	$—	$3,314.8
Intersegment sales	3.4	32.8	—	36.2	(36.2)	—
Total sales	$1,077.6	$2,047.1	$226.3	$3,351.0	$(36.2)	$3,314.8
Adjusted EBITDA	$169.6	$144.5	$(18.8)	$295.3	$—	$295.3
Reconciling items to net loss:
Depreciation and amortization	49.1	60.7	17.0	126.8	—	126.8
Realized loss on derivatives, not reflected in net income or settled in a prior period	(1.2)	(7.2)	—	(8.4)	—	(8.4)
Impairment charges	—	24.3	33.8	58.1	—	58.1
Unrealized loss on derivatives						27.7
Interest expense						79.9
Debt extinguishment costs						46.6
Non-cash equity based compensation and other non-cash items						9.0
Income tax benefit						(21.8)
Net loss						$(22.6)

Nine Months Ended September 30, 2014	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,330.6	$2,880.1	$241.0	$4,451.7	$—	$4,451.7
Intersegment sales	14.3	68.5	—	82.8	(82.8)	—
Total sales	$1,344.9	$2,948.6	$241.0	$4,534.5	$(82.8)	$4,451.7
Adjusted EBITDA	$154.8	$49.3	$25.4	$229.5	$—	$229.5
Reconciling items to net loss:
Depreciation and amortization	50.3	59.6	9.4	119.3	—	119.3
Realized gain on derivatives, not reflected in net loss or settled in a prior period	—	0.1	—	0.1	—	0.1
Unrealized gain on derivatives						(22.6)
Interest expense						83.3
Debt extinguishment costs						89.9
Non-cash equity based compensation and other non-cash items						7.8
Income tax expense						0.4
Net loss						$(48.7)
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three and nine months ended September 30, 2015 and 2014. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. All oilfield services products are consolidated in a standalone category. The following table sets forth the major product category sales for the three months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,
	2015		2014
Specialty products:
Lubricating oils	$143.2	12.6%	$200.3	12.0%
Solvents	73.3	6.4%	126.0	7.5%
Waxes	32.8	2.9%	37.9	2.3%
Packaged and synthetic specialty products	80.0	7.0%	82.1	4.9%
Other	12.7	1.1%	9.9	0.6%
Total	$342.0	30.0%	$456.2	27.3%
Fuel products:
Gasoline	$274.9	24.1%	$408.5	24.4%
Diesel	225.7	19.8%	330.6	19.7%
Jet fuel	38.6	3.4%	65.7	3.9%
Asphalt, heavy fuel oils and other	191.7	16.8%	283.6	16.9%
Total	$730.9	64.1%	$1,088.4	64.9%
Oilfield services:
Total	$67.1	5.9%	$131.2	7.8%
Consolidated sales	$1,140.0	100.0%	$1,675.8	100.0%
The following table sets forth the major product category sales for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015		2014
Specialty products:
Lubricating oils	$451.1	13.6%	$583.1	13.1%
Solvents	241.1	7.3%	377.6	8.5%
Waxes	105.7	3.2%	103.9	2.3%
Packaged and synthetic specialty products	248.9	7.5%	238.3	5.4%
Other	27.4	0.8%	27.7	0.6%
Total	$1,074.2	32.4%	$1,330.6	29.9%
Fuel products:
Gasoline	$823.8	24.9%	$1,126.4	25.3%
Diesel	690.6	20.8%	916.0	20.6%
Jet fuel	114.7	3.5%	151.8	3.4%
Asphalt, heavy fuel oils and other	385.2	11.6%	685.9	15.4%
Total	$2,014.3	60.8%	$2,880.1	64.7%
Oilfield services:
Total	$226.3	6.8%	$241.0	5.4%
Consolidated sales	$3,314.8	100.0%	$4,451.7	100.0%
d. Major Customers
During the three and nine months ended September 30, 2015 and 2014, the Company had no customer that represented 10% or greater of consolidated sales.

e. Major Suppliers
During the three months ended September 30, 2015 and 2014, the Company had two suppliers that supplied approximately 54.7% and 46.7%, respectively, of its crude oil supply. During the nine months ended September 30, 2015 and 2014, the Company had two suppliers that supplied approximately 50.7% and 46.2%, respectively, of its crude oil supply.
17. Subsequent Events
Subsequent events not disclosed elsewhere include the following:
On October 22, 2015, the Company declared a quarterly cash distribution of $0.685 per unit on all outstanding common units, or approximately $57.3 million (including the general partner’s incentive distribution rights) in aggregate, for the quarter ended September 30, 2015. The distribution will be paid on November 13, 2015 to unitholders of record as of the close of business on November 3, 2015. This quarterly distribution of $0.685 per unit equates to $2.74 per unit, or approximately $229.2 million (including the general partner’s incentive distribution rights) in aggregate on an annualized basis.
The fair value of the Company’s derivatives that were outstanding as of September 30, 2015 increased by approximately $9.0 million subsequent to September 30, 2015 to a net liability of approximately $10.0 million. The fair value of the Company’s senior notes that were outstanding as of September 30, 2015 has increased by approximately $51.0 million subsequent to September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2015 and 2014. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with our 2014 Annual Report and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.
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
Third Quarter 2015 Update
Financial Results
We generated Adjusted EBITDA (as defined in “Non-GAAP Financial Measures”) of $75.4 million during the third quarter 2015, versus $107.5 million in the prior year period. Our third quarter 2015 Adjusted EBITDA included an unfavorable lower of cost or market inventory (“LCM”) adjustment of $56.3 million compared to $0.3 million in the 2014 period.
Our third quarter results were driven by improved margin capture within our fuel products refining system, coupled with a more favorable sales mix within the specialty products segment, which more than offset a significant year over year narrowing in crude oil price differentials and scheduled maintenance outages at our Shreveport and San Antonio refineries.
Our specialty products segment generated Adjusted EBITDA of $48.9 million during the third quarter 2015, versus $62.8 million in the third quarter 2014. During the third quarter, total packaged and synthetic products sales volumes, which includes brands such as Royal Purple, increased by 7%, when compared to the prior year period, while sales volumes of waxes and solvents declined on a year over year basis, due in part to lower production volumes resulting from scheduled maintenance and market conditions.
Our fuel products segment generated Adjusted EBITDA of $27.0 million during the third quarter 2015, versus $27.4 million in the third quarter 2014. Crude oil price differentials contracted significantly during the third quarter 2015, when compared to the third quarter 2014, which impacted fuel products margin capture in the period. However, a combination of strong refined product margins in our northern fuels refining markets, coupled with positive margin capture on our sales of asphalt, contributed positively to our fuel products segment results during the third quarter 2015.
Our oilfield services segment reported Adjusted EBITDA of $(0.5) million in the third quarter 2015, versus $17.3 million in the third quarter 2014. The oilfield services segment, which services approximately 10% of the domestic land-based rigs, has been impacted by significantly lower drilling activity in the basins where we operate given lower crude oil and natural gas prices. We have responded to the reduction in drilling activity with a significant reduction in operating costs.
The price of NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil has remained volatile during the last 18 months. NYMEX WTI averaged approximately $46 per barrel in the third quarter 2015, down from approximately $97 per barrel in the third quarter 2014. Early into the fourth quarter of 2015, NYMEX WTI per barrel has remained relatively consistent between $45 and $50 per barrel. We believe a stable, lower crude oil price environment is a positive development for our overall business, as lower overall crude oil costs tend to translate into lower overall product costs for consumers, contributing positively to demand for the products we sell.
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
For the third quarter 2015, the Gulf Coast crack spread averaged approximately $20 per barrel, an increase of 8% from the prior year period. The benchmark Gulf Coast ULSD crack spread declined 16% on a year over year basis during the third quarter 2015, while the Gulf Coast gasoline crack spread increased 34% when compared to the third quarter 2014. During the third quarter 2015, the Gulf Coast ULSD crack spread averaged approximately $17 per barrel while the Gulf Coast gasoline crack spread averaged approximately $24 per barrel. Strong demand for fuel products helped to support seasonally strong refining margins during the third quarter 2015, despite a narrowing in the per barrel price discount on WCS and Bakken light sweet crude oil versus NYMEX WTI when compared to the third quarter 2014.
There are several factors that impact our refined product margins when compared to the benchmark crack spreads. For example, several of our fuel products refineries produce asphalt and other residual products that may carry an average sales price below that of U.S. Gulf Coast gasoline or U.S. Gulf Coast ULSD. Further, many of our fuel products refineries purchase select quantities of crude oil at a discount to NYMEX WTI, which helps support a higher capture rate, relative to the crack spread benchmark. Finally, some of our facilities, such as our Shreveport, Louisiana refinery, produce both fuels and specialty products; given that our specialty products facilities generally operate at lower utilization rates than our fuel products facilities, facilities producing specialty products may incur higher operating expenses per barrel when compared to refineries that produce exclusively fuels, such as our Montana, San Antonio and Superior refineries. Based on our system wide crude purchasing activities and overall production slate, we believe the U.S. Gulf Coast 2/1/1 crack spread remains a helpful indicator in tracking directional shifts in our refined product margins.
Distributable Cash Flow (“DCF”) for the third quarter 2015 decreased to $44.9 million, down from $72.3 million in the prior year period. The year over year decrease was primarily driven by lower gross profit and higher replacement, environmental and turnaround expenditures.
Liquidity Update
On September 30, 2015, we had availability under our revolving credit facility of approximately $310.7 million, based on a $501.5 million borrowing base, $83.1 million in outstanding standby letters of credit and $107.7 million in outstanding borrowings. In addition, we had $6.2 million of cash on hand as of September 30, 2015. We believe we will continue to have ample liquidity from cash on hand, cash flow from operations and borrowing capacity under our revolving credit facility to meet our financial commitments, minimum quarterly distributions to unitholders, debt service obligations, contingencies and anticipated capital expenditures.
Quarterly Cash Distribution
On October 22, 2015, we declared a quarterly cash distribution of $0.685 per unit, or $2.74 per unit on an annualized basis, for the quarter ended September 30, 2015 on all of our outstanding limited partner units. The distribution will be paid on November 13, 2015 to unitholders of record as of the close of business on November 3, 2015.
Renewable Fuels Standard Update
As set forth under the Renewable Fuels Standard (“RFS”), the Environmental Protection Agency (“EPA”) provides annual requirements for the total volume of renewable transportation fuels, including ethanol and advanced biofuels that are mandated to be blended into petroleum-based fuels. Under the RFS, domestic producers of petroleum fuels are Obligated Blenders of renewable fuels and are required to establish that they have met their annual Renewable Volume Obligation (“RVO”). Each year, the EPA may adjust the volume of renewable fuels mandated to be blended by refiners, given certain circumstances. On June 10, 2015, the EPA published proposed annual volumes of total renewable fuel that apply to all gasoline and diesel produced or imported in years 2014, 2015 and 2016. With these revisions, EPA has sought to balance infrastructure and market realities with Congressional intent to increase the volume of renewable fuel use requirement year over year. Pursuant to a consent decree, the EPA must issue a final ruling by November 30, 2015.
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
During the third quarter 2015, we recognized an RFS compliance gain of $3.8 million compared to costs of $3.8 million for the third quarter 2014. For the full year 2015, excluding the potential benefit of small refinery exemptions at one or more of our refineries that might be granted to us by the EPA at a later time, we expect our gross estimated annual RINs obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, to be in the range of 90 million to 100 million RINs, versus 87 million RINs in 2014.
Organic Growth Projects Update
We are nearing completion on our three remaining internal growth projects that were first announced in 2013. These projects include:

•	the expansion of the our Great Falls, Montana refinery from a throughput capacity of 10,000 bpd to 25,000 bpd;

•	the more than doubling of production capacity at our Missouri esters plant to 75 million pounds per year; and

•	the conversion of ultra-low sulfur diesel production into 3,000 bpd of higher margin solvents production at our San Antonio refinery.
The Great Falls, Montana refinery expansion is scheduled to reach mechanical completion in December 2015. We currently anticipate that the refinery will begin producing in, and increasing rates throughout, the first quarter 2016, with the intent to increase production to full rates by late in the first quarter of 2016. We anticipate that the Missouri esters plant expansion will be completed during the fourth quarter of 2015, at which time we intend to ramp up sales volumes to customers. The San Antonio solvents expansion project has entered the commissioning phase. The San Antonio refinery is slated to begin the sale of low aromatic solvents to both domestic and international markets during the fourth quarter 2015. We estimate the incremental Adjusted EBITDA contribution from these three projects combined is in excess of $100 million on an annualized basis, subject to market conditions.
CEO Succession
On September 14, 2015, our general partner’s Board of Directors named energy industry veteran Timothy (“Tim”) Go as incoming Chief Executive Officer (“CEO”), effective January 1, 2016. Mr. Go, 48, joins us with more than 25 years of experience serving in executive-level roles at leading companies operating in the petroleum refining and specialty products markets. As CEO, Mr. Go will lead and execute our long-term strategy to become the premier global producer and distributor of specialty petroleum products.
Mr. Go joins us from Flint Hills Resources, L.P. (“Flint Hills Resources”), a wholly owned subsidiary of Koch Industries, Inc., where he most recently served as Vice President, Operations. Previously, Mr. Go spent nearly 20 years in various senior level operations and management roles at ExxonMobil Corporation. As a trained chemical engineer, Mr. Go brings a deep base of technical and operational knowledge to Calumet. In recent years, Mr. Go led the integration of Flint Hills Resources’ $2 billion acquisition of PetroLogistics’ propane dehydrogenation plant; managed the operations of multiple specialty chemical plants; and established centers of operational excellence for Flint Hills Resources. Earlier in his career, Mr. Go managed ExxonMobil’s 187,000 barrels-per-day Strathcona refinery in Edmonton, Canada, while also serving in a variety of operations, crude logistics and strategic planning roles for ExxonMobil in the Gulf Coast and around the world.
Bill Hatch will remain Interim CEO until December 31, 2015. At the conclusion of his term as Interim CEO, Mr. Hatch will transition to the role of Executive Advisor to the Partnership. In this newly created role, Mr. Hatch will assist us in broad-based efforts to streamline business processes and improve operational efficiencies throughout the organization.
Key Performance Measures
Our sales and net income are principally affected by the price of crude oil, demand for specialty products, fuel products and oilfield products and services, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products, fuel products and oilfield services products. The prices of crude oil, specialty products, fuel products and oilfield products and services are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.” As of September 30, 2015, we had hedged refining margins, or crack spreads, on approximately 5.4 million barrels of fuel products through calendar year 2017 at an average refining margin of $16.18 per barrel with average refining margins ranging from a low of $8.06 per barrel in the fourth quarter 2015 to a high of $18.05 per barrel in calendar year 2017. Please refer to Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” and Part I, Item 3 “Quantitative

and Qualitative Disclosures About Market Risk—Commodity Price Risk” for detailed information regarding our derivative instruments and our commodity price risk.
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
Our fuel products segment gross profit per barrel may differ from standard U.S. Gulf Coast, Group 3, PADD 4 Billings, Montana or 3/2/1 and 2/1/1 market crack spreads due to many factors, including derivative activities to hedge both our fuel products segment sales and the cost of crude oil reflected in gross profit, our fuel products mix as shown in our production table being different than the ratios used to calculate such market crack spreads, LCM inventory adjustments reflected in gross profit, operating costs including fixed costs, actual crude oil costs differing from market indices and our local market pricing differentials for fuel products in the Shreveport, Louisiana, San Antonio, Texas, Superior, Wisconsin and Great Falls, Montana vicinities as compared to U.S. Gulf Coast, Group 3 and PADD 4 Billings, Montana postings.
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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014
Production Volume. The following table sets forth information about our combined operations, excluding Anchor and SOS. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment. The table includes the results of operations of our United Petroleum assets commencing on February 28, 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	134,283	136,315	(1.5)%	126,769	122,821	3.2%
Total feedstock runs (2)	121,440	125,289	(3.1)%	122,045	118,446	3.0%
Facility production: (3)
Specialty products:
Lubricating oils	11,777	14,303	(17.7)%	12,956	11,971	8.2%
Solvents	6,913	8,836	(21.8)%	8,373	8,958	(6.5)%
Waxes	1,267	1,538	(17.6)%	1,494	1,319	13.3%
Packaged and synthetic specialty products (4)	1,595	1,904	(16.2)%	1,564	1,785	(12.4)%
Other	1,653	1,307	26.5%	1,335	1,905	(29.9)%
Total	23,205	27,888	(16.8)%	25,722	25,938	(0.8)%
Fuel products:
Gasoline	36,147	36,651	(1.4)%	36,770	33,130	11.0%
Diesel	29,347	28,540	2.8%	29,403	26,359	11.5%
Jet fuel	4,849	5,901	(17.8)%	4,980	4,729	5.3%
Asphalt, heavy fuels and other	24,725	21,239	16.4%	24,772	22,510	10.0%
Total	95,068	92,331	3.0%	95,925	86,728	10.6%
Total facility production (3)	118,273	120,219	(1.6)%	121,647	112,666	8.0%
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

The decrease in total sales volume for the three months ended September 30, 2015 compared to the same period in 2014 is due primarily to decreased sales of solvents, waxes and crude oil sales to third parties as a result of market conditions, partially offset by increased sales of asphalt as a result of market conditions.
The increase in total sales volume for the nine months ended September 30, 2015 compared to the same period in 2014 is due primarily to increased production at the Shreveport refinery due to increased reliability and extended turnaround activity in the 2014 period and increased production at the San Antonio refinery as a result of the crude oil unit expansion completed in December 2013 being fully operational, partially offset by decreased sales of solvents and crude oil sales to third parties as a result of market conditions.

(2)	Total feedstock runs represent the bpd of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The decrease in total feedstock runs for the three months ended September 30, 2015 compared to the same period in 2014 is due primarily to decreased feedstock runs at the Shreveport refinery due to turnaround activity in the 2015 period and decreased feedstock runs of solvents and waxes as a result of market conditions, partially offset by increased feedstock runs of asphalt.
The increase in total feedstock runs for the nine months ended September 30, 2015 compared to the same period in 2014 is due primarily to increased feedstock runs at the Shreveport refinery due to increased reliability and extended turnaround activity in the 2014 period and increased feedstock runs at the San Antonio refinery as a result of the crude oil unit expansion completed in December 2013 being fully operational, partially offset by decreased feedstock runs of solvents as a result of market conditions.

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
The change in total facility production for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is due primarily to the operational items discussed above in footnote 2 of this table.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Sales	$1,140.0	$1,675.8	$3,314.8	$4,451.7
Cost of sales	975.2	1,493.2	2,752.1	4,045.3
Gross profit	164.8	182.6	562.7	406.4
Operating costs and expenses:
Selling	34.0	43.6	110.2	103.3
General and administrative	32.6	26.5	103.5	73.3
Transportation	45.8	42.2	130.1	123.9
Taxes other than income taxes	6.1	4.2	14.1	9.9
Asset impairment	33.8	—	33.8	—
Other	2.9	4.7	9.0	9.6
Operating income	9.6	61.4	162.0	86.4
Other income (expense):
Interest expense	(25.5)	(28.4)	(79.9)	(83.3)
Debt extinguishment costs	—	(0.3)	(46.6)	(89.9)
Realized gain (loss) on derivative instruments	(2.0)	5.1	(7.1)	17.7
Unrealized gain (loss) on derivative instruments	(5.0)	(25.6)	(27.7)	22.6
Loss from unconsolidated affiliates	(34.5)	(1.0)	(47.2)	(2.2)
Other	0.6	0.3	2.1	0.4
Total other expense	(66.4)	(49.9)	(206.4)	(134.7)
Net income (loss) before income taxes	(56.8)	11.5	(44.4)	(48.3)
Income tax expense (benefit)	(7.9)	2.1	(21.8)	0.4
Net income (loss)	$(48.9)	$9.4	$(22.6)	$(48.7)
EBITDA	$4.7	$75.6	$189.5	$225.9
Adjusted EBITDA	$75.4	$107.5	$295.3	$229.5
Distributable Cash Flow	$44.9	$72.3	$216.8	$106.9
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
We define Adjusted EBITDA for any period as: (1) net income (loss) plus (2)(a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) impairment; (e) unrealized losses from mark to market accounting for hedging activities; (f) realized gains under derivative instruments excluded from the determination of net income (loss); (g) non-cash equity based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (h) debt refinancing fees, premiums and penalties and (i) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(48.9)	$9.4	$(22.6)	$(48.7)
Add:
Interest expense	25.5	28.4	79.9	83.3
Debt extinguishment costs	—	0.3	46.6	89.9
Depreciation and amortization	36.0	35.4	107.4	101.0
Income tax expense (benefit)	(7.9)	2.1	(21.8)	0.4
EBITDA	$4.7	$75.6	$189.5	$225.9
Add:
Unrealized (gain) loss on derivative instruments	$5.0	$25.6	$27.7	$(22.6)
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	(1.9)	(3.3)	(8.4)	0.1
Amortization of turnaround costs	6.7	6.4	19.4	18.3
Impairment charges (1)	58.1	—	58.1	—
Non-cash equity based compensation and other non-cash items	2.8	3.2	9.0	7.8
Adjusted EBITDA	$75.4	$107.5	$295.3	$229.5
Less:
Replacement and environmental capital expenditures (2)	$16.3	$6.9	$33.6	$23.6
Cash interest expense (3)	23.2	26.8	74.7	78.2
Turnaround costs	9.3	0.4	15.2	22.6
Loss from unconsolidated affiliates	(10.4)	(1.0)	(23.2)	(2.2)
Income tax expense (benefit)	(7.9)	2.1	(21.8)	0.4
Distributable Cash Flow	$44.9	$72.3	$216.8	$106.9

(1)	Impairment charges include a $33.8 million goodwill impairment charge related to the oilfield services segment and $24.3 million impairment charge related to our investment in Juniper.

(2)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(3)	Represents consolidated interest expense less non-cash interest expense.

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities:
Distributable Cash Flow	$216.8	$106.9
Add:
Replacement and environmental capital expenditures (1)	33.6	23.6
Cash interest expense (2)	74.7	78.2
Turnaround costs	15.2	22.6
Loss from unconsolidated affiliates	(23.2)	(2.2)
Income tax expense (benefit)	(21.8)	0.4
Adjusted EBITDA	$295.3	$229.5
Less:
Unrealized (gain) loss on derivative instruments	27.7	(22.6)
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	(8.4)	0.1
Amortization of turnaround costs	19.4	18.3
Impairment charges (3)	58.1	—
Non-cash equity based compensation and other non-cash items	9.0	7.8
EBITDA	$189.5	$225.9
Add:
Unrealized (gain) loss on derivative instruments	27.7	(22.6)
Cash interest expense (2)	(74.7)	(78.2)
Asset impairment	33.8	—
Non-cash equity based compensation	7.8	5.9
Deferred income tax benefit	(22.1)	—
Lower of cost or market inventory adjustment	57.7	0.3
Loss from unconsolidated affiliates	47.2	2.2
Amortization of turnaround costs	19.4	18.3
Income tax (expense) benefit	21.8	(0.4)
Provision for doubtful accounts	0.6	0.8
Debt extinguishment costs	(37.5)	(70.9)
Changes in assets and liabilities:
Accounts receivable	66.0	(112.2)
Inventories	28.0	(9.4)
Other current assets	2.6	(3.4)
Turnaround costs	(15.2)	(22.6)
Derivative activity	(5.4)	0.2
Accounts payable	(92.3)	108.6
Accrued interest payable	9.0	19.9
Other current liabilities	27.0	(4.9)
Other, including changes in noncurrent liabilities	5.2	1.0
Net cash provided by operating activities	$296.1	$58.5

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)	Impairment charges include a $33.8 million goodwill impairment charge related to the oilfield services segment and $24.3 million impairment charge related to our investment in Juniper.

Changes in Results of Operations for the Three Months Ended September 30, 2015 and 2014
Sales. Sales decreased $535.8 million, or 32.0%, to $1,140.0 million in the three months ended September 30, 2015 from $1,675.8 million in the same period in 2014. The results of operations related to the United Petroleum Acquisition have been included in the specialty products segment since its date of acquisition, February 28, 2014. The results of operations related to the Anchor and SOS Acquisitions have been included in the oilfield services segment since their dates of acquisition, March 31, 2014 and August 1, 2014, respectively. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2015	2014	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$143.2	$200.3	(28.5)%
Solvents	73.3	126.0	(41.8)%
Waxes	32.8	37.9	(13.5)%
Packaged and synthetic specialty products (1)	80.0	82.1	(2.6)%
Other (2)	12.7	9.9	28.3%
Total specialty products	$342.0	$456.2	(25.0)%
Total specialty products sales volume (in barrels)	2,314,000	2,368,000	(2.3)%
Average specialty products sales price per barrel	$147.80	$192.65	(23.3)%

Fuel products:
Gasoline	$263.5	$412.3	(36.1)%
Diesel	186.6	332.2	(43.8)%
Jet fuel	34.7	65.9	(47.3)%
Asphalt, heavy fuel oils and other (3)	191.7	283.6	(32.4)%
Hedging activities	54.4	(5.6)	1,071.4%
Total fuel products	$730.9	$1,088.4	(32.8)%
Total fuel products sales volume (in barrels)	10,040,000	10,173,000	(1.3)%
Average fuel products sales price per barrel (excluding hedging activities)	$67.38	$107.54	(37.3)%
Average fuel products sales price per barrel (including hedging activities)	$72.80	$106.99	(32.0)%

Total oilfield services	$67.1	$131.2	(48.9)%

Total sales	$1,140.0	$1,675.8	(32.0)%
Total specialty and fuel products sales volume (in barrels)	12,354,000	12,541,000	(1.5)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

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

The components of the $114.2 million decrease in specialty products segment sales for the three months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Sales price	$(104.9)
Volume	(9.3)
Total specialty products segment sales decrease	$(114.2)
Specialty products segment sales decreased $114.2 million period over period, or 25.0%, primarily due to a decrease in the average selling price per barrel and lower sales volume. Sales decreased $104.9 million compared to the third quarter 2014 due to a 23.3% decrease in the average selling price per barrel primarily as a result of lower lubricating oil, solvent and packaged and synthetic specialty product average selling prices due to market conditions, while the average cost of crude oil per barrel decreased 49.9%. Sales volume decreased 2.3% as compared to the same period in 2014, resulting in a $9.3 million decrease in sales. The decrease in sales volume is due primarily to lower sales volume of solvents and waxes, partially offset by increased sales volume of packaged and synthetic specialty products.
The components of the $357.5 million decrease in fuel products segment sales for the three months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Sales price	$(403.3)
Volume	(14.2)
Hedging activities	60.0
Total fuel products segment sales decrease	$(357.5)
Fuel products segment sales decreased $357.5 million period over period, or 32.8%, primarily due to a decrease in the average selling price per barrel and lower sales volume, partially offset by a $60.0 million decrease in realized derivative losses recorded in sales on our fuel products cash flow hedges. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $40.16, or 37.3%, resulting in a $403.3 million decrease in sales, compared to a 50.3% decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel is primarily due to market conditions. Sales volume decreased 1.3% primarily due to decreased sales volume of gasoline, jet fuel and crude oil sales to third parties, primarily as a result of market conditions, partially offset by increased asphalt sales.
Oilfield services segment sales decreased $64.1 million period over period, or 48.9%, primarily due to lower sales volume driven by decreased rig count, partially offset by $1.7 million of incremental sales from the SOS Acquisition. Our rig count decreased 47.7% primarily as a result of a 54.8% decrease in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2015, which have resulted in an unfavorable impact on our sales in 2015.

Gross Profit. Gross profit decreased $17.8 million, or 9.7%, to $164.8 million in the three months ended September 30, 2015 from $182.6 million in the same period in 2014. Gross profit for our specialty products, fuel products and oilfield services segments were as follows:

	Three Months Ended September 30,
	2015	2014	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$90.3	$99.4	(9.2)%
Percentage of sales	26.4%	21.8%
Specialty products gross profit per barrel	$39.02	$41.98	(7.1)%
Fuel products:
Gross profit excluding hedging activities	$56.1	$31.6	77.5%
Hedging activities	0.8	5.3	(84.9)%
Gross profit	$56.9	$36.9	54.2%
Percentage of sales	7.8%	3.4%
Fuel products gross profit per barrel (excluding hedging activities)	$5.59	$3.11	79.7%
Fuel products gross profit per barrel (including hedging activities)	$5.67	$3.63	56.2%
Oilfield services:
Gross profit	$17.6	$46.3	(62.0)%
Percentage of sales	26.2%	35.3%
Total gross profit	$164.8	$182.6	(9.7)%
Percentage of sales	14.5%	10.9%
The components of the $9.1 million decrease in specialty products segment gross profit for the three months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2014 reported gross profit	$99.4
Sales price	(104.9)
LCM inventory adjustment	(10.9)
Volume	(2.9)
Operating costs	(2.5)
Cost of materials	112.1
Three months ended September 30, 2015 reported gross profit	$90.3
The decrease in specialty products segment gross profit of $9.1 million for the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to a decrease in the average selling price per barrel and a $10.9 million increase in the unfavorable LCM inventory adjustment, partially offset by decreased cost of materials. Sales price and cost of materials, net, increased gross profit by $7.2 million, as the average selling price per barrel decreased 23.3%, while the average cost of crude oil per barrel decreased 49.9%. The $10.9 million unfavorable LCM inventory adjustment primarily resulted from decreased crude oil prices.

The components of the $20.0 million increase in fuel products segment gross profit for the three months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2014 reported gross profit	$36.9
Cost of materials	467.9
RINs	7.6
Sales price	(403.3)
LCM inventory adjustment	(44.6)
Hedging activities	(4.5)
Volume	(1.5)
Operating costs	(1.6)
Three months ended September 30, 2015 reported gross profit	$56.9
The increase in fuel products segment gross profit of $20.0 million for the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to widening crack spreads and a $7.6 million favorable RINs adjustment, partially offset by a $44.6 million increase in the unfavorable LCM inventory adjustment and a $4.5 million decrease in realized gains on derivatives. During the 2015 period, crack spreads widened as the average cost of crude oil per barrel decreased 50.3% and the average selling price per barrel decreased by 37.3%. The $44.6 million unfavorable LCM inventory adjustment primarily resulted from decreased crude oil prices. The $7.6 million favorable RINs adjustment primarily resulted from decreased RINs market pricing.
The decrease in oilfield services segment gross profit of $28.7 million for the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to decreased rig count, partially offset by a $1.8 million favorable LCM inventory adjustment. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities, which had an unfavorable impact on our gross profit in 2015. The continued decrease in crude oil prices created tighter market conditions in the basins in which we operate.
Selling. Selling expenses decreased $9.6 million, or 22.0%, to $34.0 million in the three months ended September 30, 2015 from $43.6 million in the same period in 2014. The decrease was due primarily to a $3.8 million decrease in employee compensation costs primarily related to oilfield services segment operations, a $3.7 million decrease in advertising expense and a $0.7 million decrease in travel and entertainment related expenses.
General and administrative. General and administrative expenses increased $6.1 million, or 23.0%, to $32.6 million in the three months ended September 30, 2015 from $26.5 million in the same period in 2014. The increase was due primarily to a $5.1 million increase in professional fees expense, a $0.8 million increase in employee compensation costs and a $0.3 million increase in incentive compensation expense.
Transportation. Transportation expenses increased $3.6 million, or 8.5%, to $45.8 million in the three months ended September 30, 2015 from $42.2 million in the same period in 2014. This increase was due primarily to increased sales of lubricating oils and packaged and synthetic specialty products, partially offset by decreased crude oil sales to third parties and decreased freight rates.
Asset impairment. During three months ended September 30, 2015, we recorded an impairment charge of $33.8 million related to the oilfield services segment. The impairment was driven primarily by our reduced outlook on revenues and profitability as a result of the continued decline in crude oil prices.
Interest expense. Interest expense decreased $2.9 million, or 10.2%, to $25.5 million in the three months ended September 30, 2015 from $28.4 million in the same period in 2014, due primarily to increased capitalized interest and lower interest rates on outstanding senior notes, partially offset by increased outstanding long-term debt.

Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(In millions)
Derivative gain (loss) reflected in sales	$54.4	$(5.6)
Derivative gain (loss) reflected in cost of sales	(53.6)	12.1
Derivative gain reflected in gross profit	$0.8	$6.5

Realized gain (loss) on derivative instruments	$(2.0)	$5.1
Unrealized loss on derivative instruments	(5.0)	(25.6)
Derivative gain reflected in interest expense	0.1	0.9
Total derivative loss reflected in the unaudited condensed consolidated statements of operations	$(6.1)	$(13.1)
Total gain (loss) on commodity derivative settlements	$(3.1)	$8.1
Realized gain (loss) on derivative instruments. Realized gain (loss) on derivative instruments decreased $7.1 million to a loss of $2.0 million in the three months ended September 30, 2015 from a gain of $5.1 million in the prior year period. The change was due primarily to decreased realized gains of approximately $6.0 million related to settlements of derivative instruments used to economically hedge crack spreads and crude oil that are not classified as hedges for accounting purposes, $1.9 million of increased losses related to ineffectiveness on settlements of cash flow hedges and increased realized losses of approximately $2.2 million on natural gas swaps used to economically hedge natural gas purchases, partially offset by a $2.9 million gain associated with premiums received for crude oil option contracts in the 2015 period.
Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased $20.6 million to $5.0 million in the three months ended September 30, 2015 from $25.6 million in the prior period. The change is due primarily to decreased loss ineffectiveness of approximately $26.2 million, partially offset by decreased unrealized gains of approximately $5.3 million related to derivative instruments used to economically hedge crack spreads, crude oil and natural gas that are not accounted for as hedges for accounting purposes.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates increased $33.5 million to $34.5 million in the three months ended September 30, 2015 from $1.0 million in the same period in 2014, due primarily to a $24.3 million other-than-temporary impairment charge related to Juniper (defined below) and unfavorable operating results of Dakota Prairie (defined below) which reached mechanical completion in April 2015 and commenced sales to third parties in May 2015.
Income tax expense (benefit). Income tax expense (benefit) decreased $10.0 million to a benefit of $7.9 million in the three months ended September 30, 2015 from an expense of $2.1 million in the prior year period. The change was due primarily to weaker performance in our oilfield services segment, including a $33.8 million goodwill impairment charge which increased the proportion of losses subject to federal, state and local income taxes.

Changes in Results of Operations for the Nine Months Ended September 30, 2015 and 2014
Sales. Sales decreased $1,136.9 million, or 25.5%, to $3,314.8 million in the nine months ended September 30, 2015 from $4,451.7 million in the same period in 2014. The results of operations related to the United Petroleum Acquisition have been included in the specialty products segment since its date of acquisition, February 28, 2014. The results of operations related to the Anchor and SOS Acquisitions have been included in the oilfield services segment since their dates of acquisition, March 31, 2014 and August 1, 2014, respectively. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2015	2014	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$451.1	$583.1	(22.6)%
Solvents	241.1	377.6	(36.1)%
Waxes	105.7	103.9	1.7%
Packaged and synthetic specialty products (1)	248.9	238.3	4.4%
Other (2)	27.4	27.7	(1.1)%
Total specialty products	$1,074.2	$1,330.6	(19.3)%
Total specialty products sales volume (in barrels)	7,050,000	6,843,000	3.0%
Average specialty products sales price per barrel	$152.37	$194.45	(21.6)%

Fuel products:
Gasoline	$779.1	$1,141.7	(31.8)%
Diesel	606.9	930.2	(34.8)%
Jet fuel	105.4	152.6	(30.9)%
Asphalt, heavy fuel oils and other (3)	385.2	685.9	(43.8)%
Hedging activities	137.7	(30.3)	554.5%
Total fuel products	$2,014.3	$2,880.1	(30.1)%
Total fuel products sales volume (in barrels)	27,558,000	26,687,000	3.3%
Average fuel products sales price per barrel (excluding hedging activities)	$68.10	$109.06	(37.6)%
Average fuel products sales price per barrel (including hedging activities)	$73.09	$107.92	(32.3)%

Total oilfield services	$226.3	$241.0	(6.1)%

Total sales	$3,314.8	$4,451.7	(25.5)%
Total specialty and fuel products sales volume (in barrels)	34,608,000	33,530,000	3.2%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

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

The components of the $256.4 million decrease in specialty products segment sales for the nine months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Sales price	$(304.0)
Volume	43.4
Acquisition	4.2
Total specialty products segment sales decrease	$(256.4)
Specialty products segment sales decreased $256.4 million period over period, or 19.3%, primarily due to a decrease in the average selling price per barrel, partially offset by higher sales volume and $4.2 million of incremental sales from the United Petroleum Acquisition. Legacy operations’ sales decreased $304.0 million compared to the 2014 period due to a 22.1% decrease in the average selling price per barrel primarily as a result of decreased lubricating oils, solvents and packaged and synthetic specialty products average selling prices due to market conditions, while the average cost of crude oil per barrel decreased 47.7%. The increase in sales volume is due primarily to higher sales volume of lubricating oils and waxes at the Shreveport refinery due to increased production reliability in the 2015 period and extended turnaround activity in the 2014 period and increased sales volume of packaged and synthetic specialty products, partially offset by decreased sales volume of solvents due to market conditions.
The components of the $865.8 million decrease in fuel products segment sales for the nine months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Sales price	$(1,135.2)
Hedging activities	168.0
Volume	101.4
Total fuel products segment sales decrease	$(865.8)
Fuel products segment sales decreased $865.8 million period over period, or 30.1%, primarily due to a decrease in the average selling price per barrel, partially offset by a $168.0 million decrease in realized derivative losses recorded in sales on our fuel products cash flow hedges and increased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $40.96, or 37.6%, resulting in a $1,135.2 million decrease in sales, compared to a 47.9% decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel is primarily due to market conditions. Sales volume increased 3.3% primarily due to increased sales volume of gasoline, diesel and jet fuel, as a result of increased production at our Shreveport refinery due to increased production reliability in the 2015 period and extended turnaround activity in the 2014 period and increased production at the San Antonio refinery as a result of the crude oil unit expansion completed in December 2013 being fully operational, partially offset by decreased crude oil sales to third parties.
Oilfield services segment sales decreased $14.7 million period over period, or 6.1%, primarily due to decreased sales volume driven by a decline in rig count, partially offset by $93.4 million of incremental sales from the Anchor and SOS Acquisitions. Our rig count decreased 41.7% as a result of a 43.0% decrease in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2015, which have resulted in an unfavorable impact on our sales in 2015.

Gross Profit. Gross profit increased $156.3 million, or 38.5%, to $562.7 million in the nine months ended September 30, 2015 from $406.4 million in the same period in 2014. Gross profit for our specialty, fuel products and oilfield services segments were as follows:

	Nine Months Ended September 30,
	2015	2014	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$296.1	$267.8	10.6%
Percentage of sales	27.6%	20.1%
Specialty products gross profit per barrel	$42.00	$39.13	7.3%
Fuel products:
Gross profit excluding hedging activities	$208.6	$56.1	271.8%
Hedging activities	9.4	3.7	154.1%
Gross profit	$218.0	$59.8	264.5%
Percentage of sales	10.8%	2.1%
Fuel products gross profit per barrel (excluding hedging activities)	$7.57	$2.10	260.5%
Fuel products gross profit per barrel (including hedging activities)	$7.91	$2.24	253.1%
Oilfield services:
Gross profit	$48.6	$78.8	(38.3)%
Percentage of sales	21.5%	32.7%
Total gross profit	$562.7	$406.4	38.5%
Percentage of sales	17.0%	9.1%
The components of the $28.3 million increase in specialty products segment gross profit for the nine months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2014 reported gross profit	$267.8
Cost of materials	346.6
Volume	13.5
Acquisition	1.0
Operating costs	(0.2)
Sales price	(304.0)
LCM inventory adjustment	(28.6)
Nine months ended September 30, 2015 reported gross profit	$296.1
The increase in specialty products segment gross profit of $28.3 million for the nine months ended September 30, 2015 compared to the same period in 2014 was due primarily to decreased cost of materials and increased sales volume, partially offset by a decrease in the average selling price per barrel and a $28.6 million increase in the unfavorable LCM inventory adjustment primarily as a result of lower crude oil prices. Sales price and cost of materials, net, from our legacy operations increased gross profit by $42.6 million, as the average selling price per barrel decreased 22.1%, while the average cost of crude oil per barrel decreased 47.7%.

The components of the $158.2 million increase in fuel products segment gross profit for the nine months ended September 30, 2015 were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2014 reported gross profit	$59.8
Cost of materials	1,269.0
RINs	22.1
Volume	10.8
Hedging activities	5.7
Operating costs	2.5
Sales price	(1,135.2)
LCM inventory adjustment	(16.7)
Nine months ended September 30, 2015 reported gross profit	$218.0
The increase in fuel products segment gross profit of $158.2 million for the nine months ended September 30, 2015 compared to the same period in 2014 was due primarily to widening crack spreads, a $22.1 million favorable RINs adjustment and a $5.7 million increase in realized gains on derivatives, partially offset by a $16.7 million increase in the unfavorable LCM inventory adjustment. During the 2015 period, crack spreads widened as the average cost of crude oil per barrel decreased 47.9% and the average selling price per barrel decreased by 37.6%. The $16.7 million unfavorable LCM inventory adjustment resulted from decreased selling prices for fuel products and decreased crude oil prices. The $22.1 million favorable RINs adjustment primarily resulted from decreased RINs market pricing.
The decrease in oilfield services segment gross profit of $30.2 million for the nine months ended September 30, 2015 compared to the same period in 2014 was due primarily to decreased sales volume driven by a decline in rig count and a $12.1 million unfavorable LCM inventory adjustment, partially offset by $26.9 million of incremental gross profit from the Anchor and SOS Acquisitions. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities, which had an unfavorable impact on our gross profit in 2015. The continued decrease in crude oil prices created tighter market conditions in the basins in which we operate.
Selling. Selling expenses increased $6.9 million, or 6.7%, to $110.2 million in the nine months ended September 30, 2015 from $103.3 million in the same period in 2014. The increase was due primarily to incremental selling expenses related to the Anchor and SOS Acquisitions, partially offset by a $4.6 million decrease in advertising expense and $0.9 million decrease in bad debt expense.
General and administrative. General and administrative expenses increased $30.2 million, or 41.2%, to $103.5 million in the nine months ended September 30, 2015 from $73.3 million in the same period in 2014. The increase was due primarily to incremental general and administrative expenses related to the Anchor and SOS Acquisitions, a $6.4 million increase in incentive compensation costs, a $6.3 million legal matters reserve, a $7.8 million increase in professional fees expense and a $2.7 million increase in severance expenses.
Transportation. Transportation expenses increased $6.2 million, or 5.0%, to $130.1 million in the nine months ended September 30, 2015 from $123.9 million in the same period in 2014. This increase was due primarily to increased sales of lubricating oils and packaged and synthetic specialty products and incremental transportation expenses related to the Anchor and SOS Acquisitions, partially offset by decreased crude oil sales to third parties and decreased freight rates.
Asset impairment. During nine months ended September 30, 2015, we recorded an impairment charge of $33.8 million related to the oilfield services segment. The impairment was driven primarily by our reduced outlook on revenues and profitability as a result of the continued decline in crude oil prices.
Interest expense. Interest expense decreased $3.4 million, or 4.1%, to $79.9 million in the nine months ended September 30, 2015 from $83.3 million in the same period in 2014, due primarily to increased capitalized interest and lower interest rates on outstanding senior notes, partially offset by increased outstanding long-term debt.
Debt extinguishment costs. Debt extinguishment costs decreased $43.3 million, or 48.2%, to $46.6 million in the nine months ended September 30, 2015 from $89.9 million in the same period in 2014, due primarily to the redemption of the 2020 Notes with a portion of the net proceeds from the issuance of the 2023 Notes in the 2015 period compared to the redemption of the remaining 2019 Notes with a portion of the net proceeds from the issuance of the 2021 Notes in the 2014 period.

Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Derivative gain (loss) reflected in sales	$137.7	$(30.3)
Derivative gain (loss) reflected in cost of sales	(127.1)	34.0
Derivative gain reflected in gross profit	$10.6	$3.7

Realized gain (loss) on derivative instruments	$(7.1)	$17.7
Unrealized gain (loss) on derivative instruments	(27.7)	22.6
Derivative gain reflected in interest expense	0.4	2.2
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$(23.8)	$46.2
Total gain (loss) on commodity derivative settlements	$(4.9)	$21.5
Realized gain (loss) on derivative instruments. Realized gain (loss) on derivative instruments decreased $24.8 million to a loss of $7.1 million in the nine months ended September 30, 2015 from a gain of $17.7 million in the prior period. The change was due primarily to decreased gain ineffectiveness of approximately $9.5 million, decreased realized gains of approximately $8.1 million on natural gas swaps used to economically hedge natural gas purchases and decreased realized gains of approximately $8.1 million related to settlements of derivative instruments used to economically hedge crack spreads and crude oil     that are not classified as hedges for accounting purposes, partially offset by a $1.8 million gain associated with premiums received for crude oil option contracts in the 2015 period.
Unrealized gain (loss) on derivative instruments. Unrealized gain (loss) on derivative instruments decreased $50.3 million to a loss of $27.7 million in the nine months ended September 30, 2015 from a gain of $22.6 million in the prior period. The change is due primarily to decreased unrealized gains of approximately $41.0 million related to derivative instruments used to economically hedge crack spreads, crude oil and natural gas that are not accounted for as hedges for accounting purposes and decreased gain ineffectiveness of approximately $8.6 million in the 2014 period with no comparable activity in the current period.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates increased $45.0 million to $47.2 million in the nine months ended September 30, 2015 from $2.2 million in the same period in 2014, due primarily to a $24.3 million other-than-temporary impairment charge related to Juniper (defined below) and unfavorable operating results of Dakota Prairie (defined below) which reached mechanical completion in April 2015 and commenced sales to third parties in May 2015.
Income tax expense (benefit). Income tax expense (benefit) decreased $22.2 million to a benefit of $21.8 million in the nine months ended September 30, 2015 from an expense of $0.4 million in the prior year period. The change was due primarily to weaker performance in our oilfield services segment, including a $33.8 million goodwill impairment charge and a $12.1 million LCM inventory adjustment, which increased the proportion of losses subject to federal, state and local income taxes.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$296.1	$58.5
Net cash used in investing activities	(286.3)	(518.6)
Net cash provided by (used in) financing activities	(12.1)	346.7
Net decrease in cash and cash equivalents	$(2.3)	$(113.4)
Operating Activities. Operating activities provided cash of $296.1 million during the nine months ended September 30, 2015 compared to $58.5 million during the same period in 2014. The change is due primarily to a decreased net loss of $26.1 million and decreased working capital requirements, primarily from lower accounts receivable, partially offset by lower accounts payable.
Investing Activities. Cash used in investing activities decreased to $286.3 million during the nine months ended September 30, 2015 compared to $518.6 million during the prior year period. The decrease is due primarily to the combined purchase price of $263.6 million for the Anchor, United Petroleum and SOS Acquisitions, which closed in 2014, with no similar activity in 2015, a decrease in net joint venture investments of $10.9 million due primarily to a return of investment for the Dakota Prairie (defined below) joint venture, partially offset by an increase in capital expenditures of $42.6 million due primarily to the capital improvement projects discussed below.
Financing Activities. Financing activities used cash of $12.1 million in the nine months ended September 30, 2015 compared to providing cash of $346.7 million during the prior year period. This decrease is due primarily to decreased net proceeds from the private placements of senior notes of $563.1 million, repayments of $43.1 million on the revolving credit facility in 2015 compared to use of $124.2 million of net proceeds from revolving credit facility borrowings in same period in 2014 and increased distributions of $9.8 million. Partially offsetting these decreases are the redemption of the 2019 Notes of $500.0 million in the 2014 period compared to the redemption of the 2020 Notes of $275.0 million in the 2015 period and an increase in net proceeds from public offerings of common units (including our general partner’s contributions) of $161.1 million.

Acquisitions
Acquisitions impact our results of operations commencing on the closing date of each acquisition. Our acquisitions are discussed further in Note 3 of Part I, Item 1 “Financial Statements—Acquisitions.” Information regarding acquisitions completed during 2014 is set forth in the table below (in millions):

Acquisition	Closing Date	Purchase Price	Funding Method	Segment
United Petroleum	February 28, 2014	$10.4	Cash on hand	Specialty Products
Anchor	March 31, 2014	223.6	Net proceeds from March 2014 private placement of 2021 Notes	Oilfield Services
SOS	August 1, 2014	29.6	Borrowings under revolving credit facility	Oilfield Services
2014 Total		$263.6
Joint Ventures
On February 7, 2013, we entered into a joint venture agreement with MDU to develop, build and operate a diesel refinery in southwestern North Dakota. The joint venture is named Dakota Prairie Refining, LLC (“Dakota Prairie”). The capitalization of the construction cost was funded through cash contributions from MDU and cash contributions from us comprised of and proceeds of $75.0 million from an unsecured syndicated term loan facility with the joint venture as the borrower which is expected to be repaid by us through our allocation of profits from the joint venture. The term loan facility was funded in April 2013. Additionally, MDU and the Company may make cash contributions to fund working capital needs. The joint venture allocates profits on a 50%/50% basis to us and MDU. The joint venture is governed by a board of managers comprised of representatives from both us and MDU. MDU is providing natural gas and electricity utility services. We are providing refinery operations, crude oil procurement and refined product marketing expertise to the joint venture. Dakota Prairie reached mechanical completion and was commissioned in April 2015 and commenced sales of finished products in May 2015. As of September 30, 2015 and December 31, 2014, we had an investment of $138.9 million and $117.2 million, respectively, in Dakota Prairie primarily related to the development and operations of the refinery.
On June 9, 2014, we entered into a joint venture agreement with Clean Fuels North America, LLC, which is owned by SGC Energia and Great Northern Project Development, to develop, build and operate a gas-to-liquids (“GTL”) plant in Lake Charles, Louisiana. The joint venture is named New Source Fuels, LLC, and it owns 100% of Juniper GTL LLC (“Juniper”). We invested $25.0 million in total in exchange for an equity interest of approximately 23% in the joint venture. For the three months ended September 30, 2015, we determined the fair value of our current equity investment was less than its current carrying value of $24.3 million.  As a result, we recorded a $24.3 million impairment charge in loss from unconsolidated affiliates in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures, turnaround capital expenditures and joint venture contributions in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Capital improvement expenditures	$242.2	$184.7
Replacement capital expenditures	23.8	15.4
Environmental capital expenditures	9.8	8.2
Turnaround capital expenditures	15.2	22.6
Joint venture contributions, net of return of investment	50.0	60.9
Total	$341.0	$291.8
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
We estimate our replacement and environmental capital expenditures will be approximately $50.0 million to $55.0 million for 2015. These estimated amounts for 2015 include a portion of the $6.0 million to $8.0 million in environmental projects to be spent as required by our settlement with the LDEQ under the “Small Refinery and Single Site Refining Initiative.” Please read Note 7 of Part I, Item 1 “Financial Statements—Commitments and Contingencies—Environmental — Occupational Health and Safety” for additional information.
We have several capital improvement projects underway including capacity expansions at certain of our facilities, as well as active investments, such as the Dakota Prairie joint venture with MDU. We estimate we will spend approximately $300.0 million in 2015 on capital investment in growth projects. Our primary capital improvements projects include the following:

•
Montana Refinery Expansion - We plan to increase our Montana refinery’s crude oil throughput capacity from 10,000 bpd to 25,000 bpd (“Montana Refinery Expansion”). The incremental production slate will consist primarily of gasoline, diesel, jet fuel and diluent, all of which will be sold into regional markets. We anticipate completion by the first quarter of 2016.

•
Dakota Prairie Refining, LLC - We have entered into a joint venture agreement with MDU to develop, build and operate a 20,000 bpd diesel refinery in southwestern North Dakota. Please read — “Joint Ventures” above for additional information.

We estimate turnaround spending requirements will be $20.0 million to $25.0 million for 2015 primarily related to scheduled turnaround activity at our Shreveport, San Antonio and Princeton refineries. We expect these expenditures will be funded primarily through cash flow from operations. During the nine months ended September 30, 2015, we spent approximately $15.2 million primarily related to scheduled turnaround activities at our Shreveport, San Antonio and Princeton refineries, funded through cash flow from operations.
Debt and Credit Facilities
As of September 30, 2015, our primary debt and credit instruments consisted of:

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
We were in compliance with all covenants under the debt instruments in place as of September 30, 2015 and believe we have adequate liquidity to conduct our business.
Short Term Liquidity
As of September 30, 2015, our principal sources of short-term liquidity were (i) $310.7 million of availability under our revolving credit facility and (ii) $6.2 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts Receivable and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On September 30, 2015, we had availability on our revolving credit facility of $310.7 million, based on a $501.5 million borrowing base, $83.1 million in outstanding standby letters of credit and $107.7 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of fifteen lenders with total commitments of $1.0 billion. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, inventory and substantially all of our cash.

Amounts outstanding under our revolving credit facility fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended September 30, 2015 were $217.2 million. Our availability on our revolving credit facility during the peak borrowing days of the quarter has been ample to support our operations and service upcoming requirements. During the quarter ended September 30, 2015, availability for additional borrowings under our revolving credit facility was approximately $267.7 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of September 30, 2015, this margin was 50 basis points for prime and 150 basis points for LIBOR; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
For additional information regarding our revolving credit facility, see Note 8 of Part I, Item 1 “Financial Statements—Long-Term Debt” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, we can meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2015, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. As of December 31, 2014, we had $275.0 million in 2020 Notes, $900.0 million in 2021 Notes and $350.0 million in 2022 Notes outstanding. In April 2015, we redeemed all of the $275.0 million aggregate principal amount of 2020 Notes.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2015, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 2.8 to 1.0.
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
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of September 30, 2015. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
The fair value of the Company’s derivatives that were outstanding as of September 30, 2015 increased by approximately $9.0 million subsequent to September 30, 2015 to a net liability of approximately $10.0 million. All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads or interest rates to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity.
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
We have entered into an Equity Placement Agreement with various sales agents under which we may issue and sell, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. These sales, if any, will be made pursuant to the terms of the Equity Placement Agreement between us and the sales agents. The net proceeds from any sales under this agreement will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, working capital, capital expenditures and acquisitions. Our general partner contributed its proportionate capital contribution to retain its 2% general partner interest. For the three months ended September 30, 2015, we sold no common units. For the nine months ended September 30, 2015, we sold 307,985 common units for net proceeds of approximately $7.5 million. Underwriting discounts totaled approximately $0.1 million and our general partner contributed approximately $0.2 million to maintain its general partner interest.
During 2015, we have made, or expect to make, the following cash distributions on all outstanding common units (including our general partner’s incentive distribution rights) (in millions except per unit data):

Quarter Ended	Declaration Date	Record Date	Distribution Date	Quarterly Distribution per Unit	Aggregate Quarterly Distribution	Annualized Distribution per Unit	Aggregate Annualized Distribution
December 31, 2014	January 23, 2015	February 3, 2015	February 13, 2015	$0.685	$52.7	$2.74	$210.8
March 31, 2015	April 20, 2015	May 5, 2015	May 15, 2015	$0.685	$57.3	$2.74	$229.2
June 30, 2015	July 21, 2015	August 4, 2015	August 14, 2015	$0.685	$57.3	$2.74	$229.2
September 30, 2015	October 22, 2015	November 3, 2015	November 13, 2015	$0.685	$57.3	$2.74	$229.2
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of September 30, 2015 at current maturities and reflecting only those line items that have materially changed since December 31, 2014 is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$837.7	$124.7	$243.7	$236.9	$232.4
Operating lease obligations (2)	165.8	37.8	62.8	36.0	29.2
Letters of credit (3)	83.1	83.1	—	—	—
Purchase commitments (4)	782.8	470.2	197.8	114.8
Employment agreements	4.5	3.1	1.4	—	—
Financing activities:
Capital lease obligations	46.9	1.7	3.1	2.4	39.7
Long-term debt obligations, excluding capital lease obligations	1,682.7	—	—	107.7	1,575.0
Total obligations	$3,603.5	$720.6	$508.8	$497.8	$1,876.3

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

(4)
Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil, other feedstocks and finished products for resale from various suppliers based on current market prices at the time of delivery.

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $35.4 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of September 30, 2015. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures for the remainder of 2015, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the three and nine months ended September 30, 2015.
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

The following table provides a summary of the implied crack spreads for our crude oil, gasoline and gasoline crack spread swaps on a combined basis as of September 30, 2015 in our fuel products segment:

Crude Oil, Gasoline and Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
Fourth Quarter 2015	844,500	9,179	$8.06
Total	844,500
Average price			$8.06
The following table provides a summary of the implied crack spreads for our crude oil, diesel and diesel crack spread swaps on a combined basis as of September 30, 2015 in our fuel products segment:

Crude Oil, Diesel and Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels	BPD	Implied Crack Spread ($/Bbl)
Calendar Year 2016	2,928,000	8,000	$17.48
Calendar Year 2017	1,642,500	4,500	$18.05
Total	4,570,500
Average price			$17.68

We entered into crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. The following table provides a summary of diesel percentage basis crack spread swap contracts as of September 30, 2015 in our fuel products segment:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2015	46,000	500	32.5%
Calendar Year 2016	2,196,000	6,000	31.8%
Total	2,242,000
Average percentage			31.8%
The following table provides a summary of crude oil percentage basis swap contracts related to crude oil purchases as of September 30, 2015 in our fuel products segment:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2015	552,000	6,000	74.0%
Calendar Year 2016	2,562,000	7,000	74.3%
Calendar Year 2017	365,000	1,000	74.0%
Total	3,479,000
Average percentage			74.2%
During 2015, we entered into derivative instruments to mitigate the risk of future changes in the price of NYMEX WTI crude oil. The following table provides a summary of crude oil put options bought as of September 30, 2015 in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Put ($/Bbl)
Fourth Quarter 2015	100,000	1,087	$43.50
Calendar Year 2016	200,000	546	$55.00
Total	300,000
Average price			$51.17
The following table provides a summary of crude oil put options sold as of September 30, 2015 in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Sold	BPD	Average Sold Put ($/Bbl)
Fourth Quarter 2015	100,000	1,087	$38.00
Calendar Year 2016	200,000	546	$53.50
Total	300,000
Average price			$48.33
The following table provides a summary of crude oil call options bought as of September 30, 2015 in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Call ($/Bbl)
Calendar Year 2016	114,000	311	$64.82
Total	114,000
Average price			$64.82

The following table provides a summary of crude oil call options sold as of September 30, 2015 in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Sold	BPD	Average Sold Call ($/Bbl)
Fourth Quarter 2015	500,000	5,435	$70.00
Calendar Year 2016	200,000	546	$64.25
Total	700,000
Average price			$68.36
The following table provides a summary of natural gas swaps as of September 30, 2015 in our fuel products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Calendar Year 2016	1,320,000	$3.39
Total	1,320,000
Average price		$3.39
The following table provides a summary of natural gas swaps as of September 30, 2015 in our specialty products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2015	1,900,000	$4.12
Calendar Year 2016	5,880,000	$4.22
Calendar Year 2017	4,950,000	$3.85
Total	12,730,000
Average price		$4.06
The following table provides a summary of natural gas collars as of September 30, 2015 in our specialty products segment:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
Fourth Quarter 2015	200,000	$4.25	$3.85
Calendar Year 2016	600,000	$4.25	$3.89
Total	800,000
Average price		$4.25	$3.88
Please read Note 9 — “Derivatives” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, and a further discussion of our hedging policies and more information relating to our implied crack spreads of crude oil, diesel, gasoline and jet fuel derivative instruments.
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

We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded at fair value at settlement due to the volatility of commodity prices. Holding all other variables constant, we expect a $1.00 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of September 30, 2015:

In millions
Crude oil swaps	$2.1
Crude oil basis swaps	$0.1
Crude oil percentage basis swaps	$3.5
Crude oil option contracts	$(0.6)
Diesel swaps	$(0.5)
Diesel percentage basis crack spread swaps	$(2.2)
Diesel crack spread swaps	$(4.0)
Gasoline swaps	$(0.1)
Gasoline crack spread swaps	$(0.8)
Natural gas swaps	$14.1
Natural gas collars	$0.8
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
Holding other variables constant (RINs requirements), a $1.00 change in the price of RINs as of September 30, 2015 would be expected to have an impact on net income for 2015 of approximately $90 million to $100 million.
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
For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of September 30, 2015 and December 31, 2014, which we disclose in Note 8 — “Long-Term Debt” and Note 10— “Fair Value Measurements” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2020 Notes	$—	$—	$290.5	$271.3
2021 Notes	$826.4	$900.0	$803.3	$900.0
2022 Notes	$322.0	$348.5	$339.5	$347.8
2023 Notes	$299.0	$322.7	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $1.0 billion revolving credit facility as of September 30, 2015, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $107.7 million and $150.8 million of variable rate debt as of September 30, 2015 and December 31, 2014, respectively. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of September 30, 2015 would have an impact on net income and cash flows for the 2015 period of approximately $1.1 million.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2014 Annual Report or in Part II, Item 1A “Risk Factors” in our Q1 and Q2 Quarterly Reports. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2014 Annual Report or in Part II, Item 1A “Risk Factors” in our Q1 and Q2 Quarterly Reports.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as a Part of Publicly Announced Plans	Maximum Number of Common Units that May Yet be Purchased Under Plans
July 1, 2015 - July 31, 2015	—	$—	—	—
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	478	25.57
Total	478	$25.57	—	—

(1)
A total of 478 common units were purchased by our general partner, Calumet GP, LLC, related to the Calumet GP, LLC Long-Term Incentive Plan (the “LTIP”) at an average price per common unit of $25.57 for total consideration of less than $0.1 million. The purchase and sale of these common units was exempt from registration under Section 4(a)(2) of the Securities Act. The LTIP provides for the delivery of up to 783,960 common units to satisfy awards of phantom units, restricted units or unit options to the employees, consultants or directors of the Company. Such units may be newly issued by the Company or purchased in the open market. None of the common units were purchased pursuant to publicly announced plans or programs. The common units were purchased through a single broker in open market transactions. For more information on the LTIP, refer to Part III, Item 11 “Executive and Director Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation — Long-Term, Unit-Based Awards” in our 2014 Annual Report.

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

10.1
Employment, Confidentiality and Non-Compete Agreement effective as of September 14, 2015, by and between Calumet GP, LLC and Timothy Go (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 (File No. 000-51734)).

10.2
Amended and Restated Employment Agreement, effective as of September 14, 2015, by and between Calumet GP, LLC and William H. Hatch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 (File No. 000-51734)).

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	November 6, 2015	By:	/s/ R. Patrick Murray, II
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

10.1
Employment, Confidentiality and Non-Compete Agreement effective as of September 14, 2015, by and between Calumet GP, LLC and Timothy Go (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 (File No. 000-51734)).

10.2
Amended and Restated Employment Agreement, effective as of September 14, 2015, by and between Calumet GP, LLC and William H. Hatch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 (File No. 000-51734)).

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