Form 10-Q
period 2016-03-31
Calumet Specialty Products Partners, L.P.
filed 2016-05-06
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 6, 2016, there were 76,063,679 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three Months Ended March 31, 2016

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) estimated capital expenditures as a result of our planned organic growth projects and estimated annual EBITDA contributions from such projects, (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard, including the prices paid for Renewable Identification Numbers (“RINs”), (v) our ability to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures and (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”) and (ii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$7.2	$5.6
Accounts receivable:
Trade	209.1	195.3
Other	22.0	15.4
	231.1	210.7
Inventories	429.9	384.4
Prepaid expenses and other current assets	6.9	8.3
Total current assets	675.1	609.0
Property, plant and equipment, net	1,727.6	1,719.2
Investment in unconsolidated affiliates	115.8	126.0
Goodwill	212.0	212.0
Other intangible assets, net	206.5	214.1
Other noncurrent assets, net	61.6	64.4
Total assets	$2,998.6	$2,944.7
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$288.1	$316.6
Accrued interest payable	45.3	31.1
Accrued salaries, wages and benefits	23.7	32.9
Other taxes payable	17.5	17.9
Other current liabilities	143.5	119.0
Current portion of long-term debt	1.7	1.7
Note payable — related party	72.4	73.5
Derivative liabilities	29.3	33.9
Total current liabilities	621.5	626.6
Noncurrent deferred income taxes	2.1	2.1
Pension and postretirement benefit obligations	12.5	13.0
Other long-term liabilities	0.9	0.9
Long-term debt, less current portion	1,883.1	1,698.2
Total liabilities	2,520.1	2,340.8
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 75,884,400 units and 75,884,400 units, issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	461.4	578.0
General partner’s interest	20.8	27.5
Accumulated other comprehensive loss	(3.7)	(1.6)
Total partners’ capital	478.5	603.9
Total liabilities and partners’ capital	$2,998.6	$2,944.7
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(In millions, except per unit and unit data)
Sales	$713.0	$1,018.6
Cost of sales	626.8	823.4
Gross profit	86.2	195.2
Operating costs and expenses:
Selling	30.5	38.4
General and administrative	27.6	39.2
Transportation	39.2	42.0
Taxes other than income taxes	5.7	4.0
Other	2.0	2.9
Operating income (loss)	(18.8)	68.7
Other income (expense):
Interest expense	(30.3)	(27.0)
Realized gain (loss) on derivative instruments	(12.3)	8.9
Unrealized gain (loss) on derivative instruments	4.6	(27.9)
Loss from unconsolidated affiliates	(11.1)	(4.5)
Other	0.4	0.8
Total other expense	(48.7)	(49.7)
Net income (loss) before income taxes	(67.5)	19.0
Income tax expense (benefit)	0.2	(4.8)
Net income (loss)	$(67.7)	$23.8
Allocation of net income (loss):
Net income (loss)	$(67.7)	$23.8
Less:
General partner’s interest in net income (loss)	(1.4)	0.5
General partner’s incentive distribution rights	—	4.2
Net income (loss) available to limited partners	$(66.3)	$19.1
Weighted average limited partner units outstanding:
Basic	76,449,841	71,232,392
Diluted	76,449,841	71,275,452
Limited partners’ interest basic and diluted net income (loss) per unit	$(0.87)	$0.27
Cash distributions declared per limited partner unit	$0.685	$0.685
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net income (loss)	$(67.7)	$23.8
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge (gain) loss reclassified to net income (loss)	(2.1)	1.7
Change in fair value of cash flow hedges	—	(5.1)
Defined benefit pension and retiree health benefit plans	—	0.2
Foreign currency translation adjustment	—	(0.3)
Total other comprehensive loss	(2.1)	(3.5)
Comprehensive income (loss) attributable to partners’ capital	$(69.8)	$20.3
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2015	$(1.6)	$27.5	$578.0	$603.9
Other comprehensive loss	(2.1)	—	—	(2.1)
Net loss	—	(1.4)	(66.3)	(67.7)
Amortization of vested phantom units	—	—	1.8	1.8
Distributions to partners	—	(5.3)	(52.1)	(57.4)
Balance at March 31, 2016	$(3.7)	$20.8	$461.4	$478.5
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating activities
Net income (loss)	$(67.7)	$23.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38.8	35.4
Amortization of turnaround costs	9.1	6.1
Non-cash interest expense	1.9	1.4
Provision for doubtful accounts	0.3	—
Unrealized (gain) loss on derivative instruments	(4.6)	27.9
Loss on disposal of fixed assets	0.8	0.3
Non-cash equity based compensation	1.8	3.2
Deferred income tax benefit	—	(4.8)
Lower of cost or market inventory adjustment	(8.1)	13.2
Loss from unconsolidated affiliates	11.1	4.5
Other non-cash activities	1.2	1.3
Changes in assets and liabilities:
Accounts receivable	(20.7)	29.2
Inventories	(36.0)	(18.9)
Prepaid expenses and other current assets	—	4.4
Derivative activity	(3.6)	9.2
Turnaround costs	(6.4)	(2.7)
Other assets	(0.3)	—
Accounts payable	(1.8)	(78.9)
Accrued interest payable	14.2	0.7
Accrued salaries, wages and benefits	(9.2)	(1.9)
Other taxes payable	(0.4)	(2.0)
Other liabilities	24.0	38.2
Pension and postretirement benefit obligations	(0.5)	(0.2)
Net cash provided by (used in) operating activities	(56.1)	89.4
Investing activities
Additions to property, plant and equipment	(66.8)	(74.1)
Investment in unconsolidated affiliates	(0.9)	(25.0)
Proceeds from sale of property, plant and equipment	—	0.1
Net cash used in investing activities	(67.7)	(99.0)
Financing activities
Proceeds from borrowings — revolving credit facility	393.9	358.8
Repayments of borrowings — revolving credit facility	(210.0)	(509.5)
Repayments of borrowings — related party note	(1.5)	—
Payments on capital lease obligations	(2.0)	(1.7)
Proceeds from other financing obligations	2.4	—
Proceeds from senior notes offering	—	322.6
Debt issuance costs	—	(5.6)
Proceeds from public offerings of common units, net	—	161.7
Contributions from Calumet GP, LLC	—	3.5
Common units repurchased and taxes paid for phantom unit grants	—	(3.2)
Distributions to partners	(57.4)	(52.7)
Net cash provided by financing activities	125.4	273.9
Net increase in cash and cash equivalents	1.6	264.3
Cash and cash equivalents at beginning of period	5.6	8.5
Cash and cash equivalents at end of period	$7.2	$272.8
Supplemental disclosure of non-cash financing and investing activities
Non-cash property, plant and equipment additions	$29.3	$47.2
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2016, the Company had 75,884,400 limited partner common units and 1,548,660 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
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
The unaudited condensed consolidated financial statements of the Company as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2015 Annual Report.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 606): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15,

2016, with early adoption permitted. The adoption of ASU 2016-06 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. An entity can elect to adopt the amendments of ASU 2016-05 on either a prospective or modified retrospective basis. The adoption of ASU 2016-05 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU 2016-02 provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2018, with early adoption permitted and modified retrospective application required. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires that (i) equity investments in unconsolidated entities that are not accounted for under the equity method of accounting generally be measured at fair value with changes recognized in net income (loss) and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income (loss). Additionally, ASU 2016-01 changes the presentation and disclosure requirements for financial instruments. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2017, with early adoption not permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was originally effective for fiscal years (including interim periods) beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption permitted as of the original effective date. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 further amends the guidance with respect to certain implementation issues on identifying performance obligations and accounting for licenses of intellectual property. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The amendments in these standards, along with ASU 2014-09, are effective for fiscal years (including interim periods) beginning after December 15, 2017. The Company is currently evaluating the impact of these standards on its condensed consolidated financial statements.

3. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $69.3 million and $41.0 million lower as of March 31, 2016, and December 31, 2015, respectively.
Inventories consist of the following (in millions):

	March 31, 2016	December 31, 2015
Raw materials	$51.6	$47.9
Work in process	72.7	64.0
Finished goods	305.6	272.5
	$429.9	$384.4
Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the three months ended March 31, 2016 and 2015, the Company recorded $8.1 million of gains and $13.2 million of losses, respectively, in cost of sales in the condensed consolidated statements of operations due to the lower of cost or market (“LCM”) valuation.
4. Investment in Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates as of March 31, 2016, and December 31, 2015 (in millions):

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
	Investment	Percent Ownership	Investment	Percent Ownership
Dakota Prairie Refining, LLC	$113.7	50%	$124.7	50%
Other	2.1		1.3
Total	$115.8		$126.0
Dakota Prairie Refining, LLC
On February 7, 2013, the Company entered into a joint venture agreement with MDU Resources Group, Inc. (“MDU”) to develop, build and operate a diesel refinery in southwestern North Dakota. The joint venture is named Dakota Prairie Refining, LLC (“Dakota Prairie”). The capitalization of the construction cost was funded through cash contributions from MDU, cash contributions from the Company and proceeds of $75.0 million from a syndicated term loan facility with the joint venture as the borrower, which is expected to be repaid by the Company through its allocation of profits from the joint venture. The term loan facility was funded in April 2013. In addition to the $300.0 million commitment outlined in the joint venture agreement, MDU and the Company made additional cash contributions, net of distributions, in the amount of $80.6 million and $88.7 million, respectively, to fund construction costs and working capital needs. Additionally, MDU or the Company may make cash contributions or loans to fund working capital needs. The joint venture allocates profits on a 50%/50% basis to the Company and MDU, except for the adjustments made to the Company’s share for repayment of the principal and interest of the $75.0 million term loan as noted above. The joint venture is governed by a board of managers comprised of representatives from both the Company and MDU. MDU is providing natural gas and electricity utility services to the joint venture. The Company is providing refinery operations, crude oil procurement and refined product marketing expertise to the joint venture. Dakota Prairie commenced sales of finished products in May 2015.

The following represents summary financial information for Dakota Prairie, presented at 100% (in millions):

	Three Months Ended March 31,
	2016	2015
Operating revenue	$45.1	$1.7
Operating loss	$(20.8)	$(7.0)
Net loss	$(21.6)	$(7.1)
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
San Antonio Refinery
In connection with the acquisition of the San Antonio refinery, the Company agreed to indemnify NuStar for an unlimited term and without consideration of a monetary deductible or cap from any environmental liabilities associated with the San Antonio refinery, except for any governmental penalties or fines that may result from NuStar’s actions or inactions during NuStar’s 20-month period of ownership of the San Antonio refinery. Anadarko Petroleum Corporation (“Anadarko”) and Age Refining, Inc. (“Age Refining”), a third party that has since entered bankruptcy, are subject to a 1995 Agreed Order from the Texas Natural Resource Conservation Commission, now known as the Texas Commission on Environmental Quality, pursuant to which Anadarko and Age Refining are obligated to assess and remediate certain contamination at the San Antonio refinery that predates the Company’s acquisition of the facility. The Company does not expect this pre-existing contamination at the San Antonio refinery to have a material adverse effect on its financial position or results of operations.
Montana Refinery
In connection with the acquisition of the Montana refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Montana Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Montana Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Montana refinery. The Company believes the majority of damages related to such contamination at the Montana refinery are covered by a contractual indemnity provided by HollyFrontier Corporation

(“Holly”), the owner and operator of the Montana refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Montana refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Montana refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenses totaled approximately $18.2 million as of March 31, 2016, of which $14.6 million was capitalized into the cost of the Company’s recently completed expansion project and $3.6 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly, and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Montana refinery under the asset purchase agreement. On November 24, 2015, Holly and the sellers of the Montana refinery under the asset purchase agreement filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court granted Holly’s motion to dismiss the case and ordered that all of the claims be addressed in arbitration. In the event the Company is unsuccessful, the Company will be responsible for those remediation expenses. The Company expects that it may incur some costs to remediate other environmental conditions at the Montana refinery; however, the Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
Superior Refinery
In connection with the acquisition of the Superior refinery, the Company became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to its Superior refinery. Under the Superior Consent Decree, the Company must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR. The Company estimates costs of up to $4.0 million as of March 31, 2016, to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. The Company is currently assessing certain past actions at the refinery for compliance with the terms of the Superior Consent Decree, which actions may be subject to stipulated penalties under the Superior Consent Decree but, in any event, the Company does not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, the Company is pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in the Company incurring additional costs, which could be substantial. For the three months ended March 31, 2016, the Company incurred no costs related to installing process equipment at the Superior refinery pursuant to the EPA fuel content regulations. For the three months ended March 31, 2015, the Company incurred approximately $0.3 million of costs related to installing process equipment at the Superior refinery pursuant to the EPA fuel content regulations.
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
The Company is contractually indemnified by Murphy Oil Corporation (“Murphy Oil”) under an asset purchase agreement between the Company and Murphy Oil for specified environmental liabilities arising from the operation of the Superior refinery including: (i) certain obligations arising out of the Superior Consent Decree (including payment of a civil penalty required under the Superior Consent Decree), (ii) certain liabilities arising in connection with Murphy Oil’s transport of certain wastes and other materials to specified offsite real properties for disposal or recycling prior to the Superior Acquisition and (iii) certain liabilities for certain third party actions, suits or proceedings alleging exposure, prior to the Superior Acquisition, of an individual to wastes or other materials at the specified on-site real property, which wastes or other materials were spilled, released, emitted or otherwise discharged by Murphy Oil. The Company believes contractual indemnity by Murphy Oil for such specified environmental liabilities is unlimited in duration and not subject to any monetary deductibles or maximums. The amount of any damages payable by Murphy Oil pursuant to the contractual indemnities under the asset purchase agreement are net of any amount recoverable under an environmental insurance policy that the Company obtained in connection with the acquisition of the Superior refinery, which named the Company and Murphy Oil as insureds and covers environmental conditions existing at the Superior refinery prior to the acquisition of the Superior refinery.

Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During the three months ended March 31, 2016 and 2015, the Company incurred approximately $0.4 million and $1.0 million, respectively, of such expenditures and estimates additional expenditures of approximately $3.0 million to $5.0 million of capital expenditures and expenditures related to additional personnel and environmental studies through 2016 as a result of the implementation of these requirements. These capital investment requirements will be incorporated into the Company’s annual capital expenditures budget and the Company does not expect any additional capital expenditures as a result of the required audits or required operational changes included in the Global Settlement to have a material adverse effect on the Company’s financial position or results of operations.
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
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of March 31, 2016, the trust fund contained approximately $0.8 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the acquisition of Bel-Ray, the Company became a party to the Weston Agreement.
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
The Company has completed studies to assess the adequacy of its PSM practices at its Shreveport refinery with respect to certain consensus codes and standards. During the three months ended March 31, 2016 and 2015, the Company incurred $0.3 million and $0.1 million, respectively, of related capital expenditures and expects to incur up to $1.0 million during 2016 to address OSHA compliance issues identified in these studies. The Company expects these capital expenditures will enhance its equipment such that the equipment maintains compliance with applicable consensus codes and standards.
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

Labor Matters
The Company has employees covered by various collective bargaining agreements. The Company’s Cotton Valley facility collective bargaining agreement was ratified on April 1, 2016, and will expire on March 31, 2019. The Dickinson facility collective bargaining agreement was ratified on April 1, 2016, and will expire on March 31, 2019. The Shreveport refinery collective bargaining agreement was extended until a new agreement is reached or is voided by either party with a 30-day written notice. The Missouri esters facility collective bargaining agreement was extended until a new agreement is reached or is voided by either party with a 30-day written notice.
Legal Proceedings
The Company is subject to claims and litigation arising in the normal course of its business. The Company has recorded accruals with respect to certain of these matters, where appropriate, that are reflected in the condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of claims and litigation currently pending cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors and for the benefit of Dakota Prairie to support its revolving credit facility. As of March 31, 2016, and December 31, 2015, the Company had outstanding standby letters of credit of $63.5 million and $66.8 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 6 for additional information regarding the Company’s revolving credit facility. At March 31, 2016, and December 31, 2015, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect ($1.0 billion at March 31, 2016, and December 31, 2015) with the consent of the Agent (as defined below).
As of March 31, 2016, and December 31, 2015, the Company had availability to issue letters of credit of $101.3 million and $233.5 million, respectively, under its revolving credit facility.

6. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due July 2019, weighted average interest rate of 3.3% at March 31, 2016	$294.9	$111.0
Borrowings under 2021 Notes, interest at a fixed rate of 6.50%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for the three months ended March 31, 2016	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for the three months ended March 31, 2016 (1)	352.8	352.9
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for the three months ended March 31, 2016	325.0	325.0
Related party note payable, interest at a fixed rate of 6.0% on a portion of the note, interest payments at various dates, borrowings due July 2016, weighted average interest rate of 6.0% for the three months ended March 31, 2016	72.4	73.5
Capital lease obligations, at various interest rates, interest and principal payments monthly through October 2034	46.1	46.4
Less unamortized debt issuance costs (2)	(27.7)	(28.9)
Less unamortized discounts	(6.3)	(6.5)
Total long-term debt	1,957.2	1,773.4
Less current portion of note payable — related party	72.4	73.5
Less current portion of long-term debt	1.7	1.7
	$1,883.1	$1,698.2

(1)
The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $2.8 million and $2.9 million as of March 31, 2016, and December 31, 2015, respectively (refer to Note 7 for additional information on the interest rate swap designated as a fair value hedge).

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $9.4 million and $8.1 million at March 31, 2016, and December 31, 2015, respectively.

Senior Notes
7.75% Senior Notes (the “2023 Notes”)
On March 27, 2015, the Company issued and sold $325.0 million in aggregate principal amount of 7.75% Senior Notes due April 15, 2023, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to eligible purchasers at a discounted price of 99.257 percent of par. The 2023 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The Company received net proceeds of approximately $317.0 million net of discount, initial purchasers’ fees and expenses, which the Company used to fund the redemption of $178.8 million in aggregate principal amount of outstanding 9.625% senior notes due 2020 on April 28, 2015, to repay borrowings outstanding under its revolving credit facility and for general partnership purposes, including planned capital expenditures at the Company’s facilities and working capital. Interest on the 2023 Notes is paid semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2015.
On March 27, 2015, in connection with the issuance and sale of the 2023 Notes, the Company entered into a registration rights agreement with the initial purchasers of the 2023 Notes obligating the Company to use reasonable best efforts to file an exchange offer registration statement with the SEC, so that holders of the 2023 Notes can offer to exchange the 2023 Notes for registered notes having substantially the same terms as the 2023 Notes and evidencing the same indebtedness as the 2023 Notes. On December 11, 2015, the Company filed an exchange offer registration statement for the 2023 Notes with the SEC, which was declared effective on January 28, 2016. The exchange offer was completed on March 7, 2016, thereby fulfilling all of the requirements of the 2023 Notes registration rights agreement.

6.50% Senior Notes (the “2021 Notes”)
On March 31, 2014, the Company issued and sold $900.0 million in aggregate principal amount of 6.50% Senior Notes due April 15, 2021, in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at par. The Company received net proceeds of approximately $884.0 million net of initial purchasers’ fees and expenses, which the Company used to fund the purchase price of ADF Holdings, Inc., the parent company of Anchor Drilling Fluids USA, Inc. (subsequently converted to ADF Holdings, LLC and Anchor Drilling Fluids USA, LLC), the redemption of $500.0 million in aggregate principal amount outstanding of 9.375% Senior Notes due 2019 (the “2019 Notes”) and for general partnership purposes, including planned capital expenditures at the Company’s facilities. Interest on the 2021 Notes is paid semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2014.
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
The indentures governing the 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2016, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 1.0 to 1.0. As of March 31, 2016, the Company was in compliance with all covenants under the indentures governing the 2021, 2022 and 2023 Notes.
Second Amended and Restated Senior Secured Revolving Credit Facility
The Company has a $1.0 billion senior secured revolving credit facility, subject to borrowing base limitations, which includes a $500.0 million incremental uncommitted expansion feature. The revolving credit facility is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in July 2019 and currently bears interest at a rate equal to either the prime rate plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at the Company’s option. As of March 31, 2016, the margin was 75 basis points for prime rate loans and 175 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility during the preceding fiscal quarter.

In addition to paying interest quarterly on outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.250% or 0.375% per annum, depending on the average daily available unused borrowing capacity for the preceding month. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.
The borrowing capacity as of March 31, 2016, under the revolving credit facility was $459.7 million. As of March 31, 2016, the Company had $294.9 million in outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $63.5 million, leaving $101.3 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 12.5% of the Borrowing Base (as defined in the revolving credit agreement) then in effect and (b) $45.0 million (which amount is subject to increase in proportion to revolving commitment increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit agreement) of at least 1.0 to 1.0.
As of March 31, 2016, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of March 31, 2016, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2016	$74.7
2017	1.6
2018	1.5
2019	296.2
2020	0.9
Thereafter	1,614.5
Total	$1,989.4
7. Derivatives
The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in the Company’s fuel products segment), natural gas and precious metals. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce the Company’s exposure with respect to:

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

The Company manages its exposure to commodity markets, credit, volumetric and liquidity risks to manage its costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of the Company’s derivative instruments will affect its earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. The Company does not speculate with derivative instruments or other contractual arrangements that are not associated with its business objectives. Speculation is defined as increasing the Company’s natural position above the maximum position of its physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with the Company’s business activities and objectives. The Company’s positions are monitored routinely by a risk management committee to ensure compliance with its stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by the Company’s risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or in risk profiles. Such changes in strategies are to position the Company in relation to its risk exposures in an attempt to capture market opportunities as they arise.
The Company recognizes all derivative instruments at their fair values (see Note 8) as either current assets or current liabilities in the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company’s financial results are subject to the possibility that changes in a derivative’s fair value could result in significant ineffectiveness and potentially no longer qualify portions or all of its derivative instruments for hedge accounting.
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets as of March 31, 2016, and December 31, 2015 (in millions):

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	$3.8	$(3.8)	$—	$—	$—	$—
Crude oil basis swaps	1.0	(1.0)	—	0.4	(0.4)	—
Crude oil percentage basis swaps	0.1	(0.1)	—	0.2	(0.2)	—
Crude oil options	0.6	(0.6)	—	0.8	(0.8)	—
Total derivative instruments not designated as hedges	5.5	(5.5)	—	1.4	(1.4)	—
Total derivative instruments	$5.5	$(5.5)	$—	$1.4	$(1.4)	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2016, and December 31, 2015 (in millions):

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	$(13.0)	$—	$(13.0)	$(14.9)	$—	$(14.9)
Natural gas collars	(0.7)	—	(0.7)	(0.9)	—	(0.9)
Fuel products segment:
Crude oil swaps	(7.5)	3.8	(3.7)	(5.2)	—	(5.2)
Crude oil basis swaps	(4.1)	1.0	(3.1)	(0.7)	0.4	(0.3)
Crude oil percentage basis swaps	(6.5)	0.1	(6.4)	(6.9)	0.2	(6.7)
Crude oil options	(1.5)	0.6	(0.9)	(1.1)	0.8	(0.3)
Gasoline crack spread swaps	—	—	—	(4.3)	—	(4.3)
Natural gas swaps	(1.5)	—	(1.5)	(1.3)	—	(1.3)
Total derivative instruments not designated as hedges	(34.8)	5.5	(29.3)	(35.3)	1.4	(33.9)
Total derivative instruments	$(34.8)	$5.5	$(29.3)	$(35.3)	$1.4	$(33.9)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of March 31, 2016, the Company had no counterparties in which the derivatives held were net assets. As of December 31, 2015, the Company had no counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least Baa1 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of March 31, 2016, or December 31, 2015. The Company’s contracts with these counterparties allow for netting of derivative instruments executed under each contract. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in deposits on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. As of March 31, 2016, and December 31, 2015, the Company had provided its counterparties with no collateral. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.
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
The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of partners’ capital as of and for the three months ended March 31, 2016 and 2015, related to its derivative instruments that were designated as cash flow hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivatives (Ineffective Portion)
	Three Months Ended		Location of Gain (Loss)	Three Months Ended		Location of Gain (Loss)	Three Months Ended
	March 31,			March 31,			March 31,
	2016	2015		2016	2015		2016	2015
Specialty products segment:
Crude oil swaps	$—	$—	Cost of sales	$(0.7)	$(0.4)	Unrealized/ Realized	$—	$—
Fuel products segment:
Crude oil swaps	(1.3)	(6.3)	Cost of sales	(13.2)	(21.5)	Unrealized/ Realized	—	(0.2)
Gasoline swaps	—	0.8	Sales	—	14.0	Unrealized/ Realized	—	0.7
Diesel swaps	1.3	0.1	Sales	16.0	4.8	Unrealized/ Realized	—	—
Jet fuel swaps	—	0.3	Sales	—	1.4	Unrealized/ Realized	—	—
Total	$—	$(5.1)		$2.1	$(1.7)		$—	$0.5
The effective portion of the cash flow hedges classified in accumulated other comprehensive loss was gains of $4.3 million and $6.4 million as of March 31, 2016, and December 31, 2015, respectively. Absent a change in the fair market value of the underlying transactions, except for any underlying transactions pertaining to the payment of interest on existing financial instruments, the following other comprehensive income (loss) at March 31, 2016, will be reclassified to earnings by December 31, 2016, with balances being recognized as follows (in millions):

Year	Accumulated Other Comprehensive Income
2016	$4.3
Total	$4.3
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
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, related to its derivative instrument designated as a fair value hedge (in millions):

	Location of Loss of Derivative	Amount of Loss Recognized in Net Income (Loss)		Hedged Item	Location of Gain on Hedged Item	Amount of Gain Recognized in Net Income (Loss)
		Three Months Ended March 31,				Three Months Ended March 31,
		2016	2015			2016	2015
Swaps not allocated to a specific segment:
Interest rate swap	Interest expense	$0.1	$0.2	2022 Notes	Interest income	$—	$—
Total		$0.1	$0.2			$—	$—
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

The amount reclassified from accumulated other comprehensive loss into earnings, as a result of the discontinuance of cash flow hedge accounting for certain crude oil, gasoline, jet fuel and diesel derivative instruments at the Shreveport refinery because it was no longer probable that the original forecasted transaction would occur by the end of the originally specified time period, caused the Company to recognize the following gains in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Realized gain on derivative instruments	$—	$1.2
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Realized Gain (Loss) on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Specialty products segment:
Natural gas swaps	$(3.7)	$(2.1)	$2.0	$(3.2)
Platinum swaps	—	—	—	(0.1)
Fuel products segment:
Crude oil swaps	(0.9)	(48.3)	1.5	50.2
Crude oil basis swaps	—	1.0	(2.6)	(0.4)
Crude oil percentage basis swaps	(3.9)	—	0.2	—
Crude oil options	—	—	(0.6)	—
Crude oil futures	(2.0)	—	—	—
Gasoline swaps	—	(2.0)	—	(1.1)
Gasoline crack spread swaps	(1.2)	(0.8)	4.3	(1.5)
Diesel swaps	—	58.0	—	(63.4)
Diesel crack spread swaps	—	0.9	—	(6.4)
Jet fuel swaps	—	1.6	—	(1.6)
Natural gas swaps	(0.6)	—	(0.2)	(0.3)
Total	$(12.3)	$8.3	$4.6	$(27.8)
Derivative Positions — Specialty Products Segment
Natural Gas Swap Contracts
At March 31, 2016, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Second Quarter 2016	1,380,000	$4.26
Third Quarter 2016	1,380,000	$4.26
Fourth Quarter 2016	1,540,000	$4.14
Calendar Year 2017	4,950,000	$3.85
Total	9,250,000
Average price		$4.02

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
Natural Gas Collars
At March 31, 2016, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
Second Quarter 2016	180,000	$4.25	$3.89
Third Quarter 2016	180,000	$4.25	$3.89
Fourth Quarter 2016	60,000	$4.25	$3.89
Total	420,000
Average price		$4.25	$3.89
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
Derivative Positions — Fuel Products Segment
Crude Oil Swap Contracts
At March 31, 2016, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Second Quarter 2016	54,120	595	$39.32
Third Quarter 2016	398,893	4,336	$39.52
Fourth Quarter 2016	398,893	4,336	$39.52
Calendar Year 2017	1,297,976	3,556	$48.87
Total	2,149,882
Average price			$45.16

At March 31, 2016, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Calendar Year 2017	528,520	1,448	$41.56
Total	528,520
Average price			$41.56
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
Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between LLS and NYMEX WTI. At March 31, 2016, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Second Quarter 2016	365,000	5,000	$1.80
Third Quarter 2016	460,000	5,000	$1.80
Fourth Quarter 2016	460,000	5,000	$1.80
Total	1,285,000
Average differential			$1.80
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

The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. At March 31, 2016, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Second Quarter 2016	697,000	7,659	$(14.02)
Third Quarter 2016	1,196,000	13,000	$(13.18)
Fourth Quarter 2016	1,196,000	13,000	$(13.18)
Calendar Year 2017	2,555,000	7,000	$(13.22)
Total	5,644,000
Average differential			$(13.31)
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
Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential on WCS crude oil to NYMEX WTI. At March 31, 2016, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Second Quarter 2016	728,000	8,000	73.5%
Third Quarter 2016	736,000	8,000	73.5%
Fourth Quarter 2016	736,000	8,000	73.5%
Calendar Year 2017	1,095,000	3,000	72.3%
Total	3,295,000
Average percentage			73.1%

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
Crude Oil Option Contracts
The Company has entered into derivative instruments to mitigate the risk of future changes in the price of NYMEX WTI crude oil. At March 31, 2016, the Company had the following derivatives related to crude oil call option purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Call ($/Bbl)
Fourth Quarter 2016	350,000	11,290	$55.00
Total	350,000
Average price			$55.00
At March 31, 2016, the Company had the following derivatives related to crude oil call option sales in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Sold	BPD	Average Sold Call ($/Bbl)
Second Quarter 2016	300,000	9,677	$41.78
Total	300,000
Average price			$41.78
At March 31, 2016, the Company had the following derivatives related to crude oil put option purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Put ($/Bbl)
Second Quarter 2016	300,000	9,677	$32.58
Total	300,000
Average price			$32.58
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
Natural Gas Swap Contracts
At March 31, 2016, the Company had the following derivatives related to natural gas purchases in its fuel products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Second Quarter 2016	603,000	$2.99
Third Quarter 2016	606,000	$3.03
Fourth Quarter 2016	790,000	$3.02
Total	1,999,000
Average price		$3.01
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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. To estimate the fair value of the Company’s fixed-to-floating interest rate swap derivative instrument, the Company uses discounted cash flows, which use observable inputs such as maturity and market interest rates. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at March 31, 2016, the Company’s net liability was reduced by approximately $2.3 million. As a result of applying the CVA at December 31, 2015, the Company’s net liability was reduced by approximately $1.2 million.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2016, the Company’s investments associated with its pension plan (as such term is hereinafter defined) primarily consisted of mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the net asset value (“NAV”) of shares in each fund held by the pension plan at quarter end as provided by the third party administrator. Plan investments can be redeemed within a short time frame (10 or so business days), if requested. See Note 10 for further information on pension assets.
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
For the three months ended March 31, 2016 and 2015, the Company sold approximately 29 million and 49 million RINs, respectively, for gains of $20.8 million and $35.0 million, respectively, net of cost to generate, recorded in cost of sales in the unaudited condensed consolidated statements of operations. As of March 31, 2016 and 2015, the Company had a RINs Obligation of approximately 154 million and 81 million RINs, respectively, which resulted in RINs expense for the three months ended March 31, 2016 and 2015, of approximately $37.6 million and $42.2 million, respectively.

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value at March 31, 2016, and December 31, 2015, were as follows (in millions):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Pension plan investments	$0.2	$48.8	$—	$49.0	$0.4	$47.1	$—	$47.5
Total recurring assets at fair value	$0.2	$48.8	$—	$49.0	$0.4	$47.1	$—	$47.5
Liabilities:
Derivative liabilities:
Crude oil swaps	$—	$—	$(3.7)	$(3.7)	$—	$—	$(5.2)	$(5.2)
Crude oil basis swaps	—	—	(3.1)	(3.1)	—	—	(0.3)	(0.3)
Crude oil percentage basis swaps	—	—	(6.4)	(6.4)	—	—	(6.7)	(6.7)
Crude oil options	—	—	(0.9)	(0.9)	—	—	(0.3)	(0.3)
Gasoline crack spread swaps	—	—	—	—	—	—	(4.3)	(4.3)
Natural gas swaps	—	—	(14.5)	(14.5)	—	—	(16.2)	(16.2)
Natural gas collars	—	—	(0.7)	(0.7)	—	—	(0.9)	(0.9)
Total derivative liabilities	—	—	(29.3)	(29.3)	—	—	(33.9)	(33.9)
RINs Obligation	—	(115.2)	—	(115.2)	—	(88.4)	—	(88.4)
Total recurring liabilities at fair value	$—	$(115.2)	$(29.3)	$(144.5)	$—	$(88.4)	$(33.9)	$(122.3)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Fair value at January 1,	$(33.9)	$17.6
Realized (gain) loss on derivative instruments	12.3	(8.9)
Unrealized gain (loss) on derivative instruments	4.6	(27.9)
Interest expense, net	(0.1)	(0.2)
Change in fair value of cash flow hedges	—	(5.1)
Settlements	(12.2)	2.2
Transfers in (out) of Level 3	—	—
Fair value at March 31,	$(29.3)	$(22.3)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$4.6	$(27.9)
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
Debt
The estimated fair value of long-term debt at March 31, 2016, and December 31, 2015, consists primarily of the senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility and capital lease obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 6 for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at March 31, 2016, and December 31, 2015, were as follows (in millions):

		March 31, 2016		December 31, 2015
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,110.9	$1,549.3	$1,095.8	$1,230.8
Senior notes	2	$—	$—	$294.1	$317.6
Revolving credit facility	3	$289.4	$289.4	$105.1	$105.1
Note payable — related party	3	$72.4	$72.4	$73.5	$73.5
Capital lease and other obligations	3	$46.1	$46.1	$46.4	$46.4
9. Partners’ Capital
The Company has entered into an Equity Placement Agreement with various sales agents under which the Company may issue and sell, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement provides the Company the right, but not the obligation, to sell common units in the future, at prices the Company deems appropriate. These sales, if any, will be made pursuant to the terms of the Equity Placement Agreement between the Company and the sales agents. The net proceeds from any sales under this agreement will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, working capital, capital expenditures and acquisitions. The Company’s general partner may contribute its proportionate capital contribution to retain its 2% general partner interest. The Company had no sales of its common units during the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company sold 307,985 common units for the net proceeds of approximately $7.7 million. Underwriting discounts totaled approximately $0.1 million and the Company’s general partner contributed $0.2 million to maintain its general partner interest.

In the three months ended March 31, 2016 and 2015, the Company made distributions of $57.4 million and $52.7 million, respectively, to its partners.
For the three months ended March 31, 2016, the general partner was allocated no incentive distribution rights. For the three months ended March 31, 2015, the general partner was allocated $4.2 million in incentive distribution rights.
10. Employee Benefit Plans
The components of net periodic pension cost for the three months ended March 31, 2016 and 2015, were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Service cost	$—	$0.1
Interest cost	0.6	0.7
Expected return on assets	(0.8)	(0.8)
Amortization of net loss	—	0.2
Net periodic benefit cost (income)	$(0.2)	$0.2
At March 31, 2016, and December 31, 2015, the Company’s investments associated with its pension plan primarily consisted of (i) cash and cash equivalents and (ii) mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the NAV of shares in each fund held by the Pension Plan at quarter end as provided by the third party administrator. See Note 8 for the definitions of Levels 1, 2 and 3. The Company’s pension plan assets measured at fair value at March 31, 2016, and December 31, 2015, were as follows (in millions):

	March 31, 2016		December 31, 2015
	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents	$0.2	$—	$0.4	$—
Domestic equities	—	9.7	—	9.6
Foreign equities	—	9.2	—	9.2
Fixed income	—	29.9	—	28.3
	$0.2	$48.8	$0.4	$47.1
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
11. Accumulated Other Comprehensive Loss
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive income (loss) in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in millions):

Components of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Loss		Location of Gain (Loss)
	Three Months Ended March 31,
	2016	2015
Derivative gains (losses) reflected in gross profit:
	$16.0	$20.2	Sales
	(13.9)	(21.9)	Cost of sales
	$2.1	$(1.7)	Total

Amortization of defined benefit pension plans:
Amortization of net loss	$—	$(0.2)	(1)
	$—	$(0.2)	Total

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost. See Note 10 for additional details.
12. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2016 and 2015 (in millions, except unit and per unit data):

	Three Months Ended
	March 31,
	2016	2015
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$(67.7)	$23.8
General partner’s interest in net income (loss)	(1.4)	0.5
General partner’s incentive distribution rights	—	4.2
Net income (loss) available to limited partners	$(66.3)	$19.1
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average limited partner units outstanding	76,449,841	71,232,392
Effect of dilutive securities:
Participating securities — phantom units	—	43,060
Diluted weighted average limited partner units outstanding (1)	76,449,841	71,275,452
Limited partners’ interest basic and diluted net income (loss) per unit	$(0.87)	$0.27

(1) Total diluted weighted average limited partner units outstanding excludes less than 0.1 million of dilutive phantom units for the three months ended March 31, 2016.
13. Segments and Related Information
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
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s 2015 Annual Report, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. The Company evaluates performance based upon Adjusted EBITDA. The Company defines Adjusted EBITDA for any period as: (1) net income (loss) plus (2)(a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) unrealized losses from mark to market accounting for hedging activities; (e) realized gains under derivative instruments excluded from the determination of net income (loss); (f) non-cash equity based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (g) debt refinancing fees, premiums and penalties and (h) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.

Reportable segment information for the three months ended March 31, 2016 and 2015, is as follows (in millions):

Three Months Ended March 31, 2016	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$300.7	$379.9	$32.4	$713.0	$—	$713.0
Intersegment sales	0.4	3.7	—	4.1	(4.1)	—
Total sales	$301.1	$383.6	$32.4	$717.1	$(4.1)	$713.0
Loss from unconsolidated affiliates	$—	$(11.0)	$(0.1)	$(11.1)	$—	$(11.1)
Adjusted EBITDA	$58.5	$(46.0)	$(5.9)	$6.6	$—	$6.6
Reconciling items to net loss:
Depreciation and amortization	18.4	24.7	4.8	47.9	—	47.9
Realized gain (loss) on derivatives, not reflected in net loss or settled in a prior period	0.7	(2.8)	—	(2.1)	—	(2.1)
Unrealized gain on derivatives						(4.6)
Interest expense						30.3
Non-cash equity based compensation and other non-cash items						2.6
Income tax expense						0.2
Net loss						$(67.7)

Three Months Ended March 31, 2015	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$361.6	$568.3	$88.7	$1,018.6	$—	$1,018.6
Intersegment sales	1.3	12.9	—	14.2	(14.2)	—
Total sales	$362.9	$581.2	$88.7	$1,032.8	$(14.2)	$1,018.6
Loss from unconsolidated affiliates	$—	$(4.4)	$(0.1)	$(4.5)	$—	$(4.5)
Adjusted EBITDA	$65.9	$63.1	$(4.1)	$124.9	$—	$124.9
Reconciling items to net income:
Depreciation and amortization	15.9	20.0	5.6	41.5	—	41.5
Realized gain on derivatives, not reflected in net income or settled in a prior period	0.4	5.7	—	6.1	—	6.1
Unrealized loss on derivatives						27.9
Interest expense						27.0
Non-cash equity based compensation and other non-cash items						3.4
Income tax benefit						(4.8)
Net income						$23.8

b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three months ended March 31, 2016 and 2015. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. All oilfield services products are consolidated in a standalone category. The following table sets forth the major product category sales for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016		2015
Specialty products:
Lubricating oils	$129.2	18.1%	$149.8	14.7%
Solvents	55.9	7.8%	86.2	8.5%
Waxes	27.2	3.8%	39.0	3.8%
Packaged and synthetic specialty products	80.9	11.3%	80.5	7.9%
Other	7.5	1.2%	6.1	0.6%
Total	$300.7	42.2%	$361.6	35.5%
Fuel products:
Gasoline	$162.2	22.7%	$246.3	24.1%
Diesel	138.9	19.5%	213.9	21.0%
Jet fuel	23.4	3.3%	38.2	3.8%
Asphalt, heavy fuel oils and other	55.4	7.8%	69.9	6.9%
Total	$379.9	53.3%	$568.3	55.8%
Oilfield services:
Total	$32.4	4.5%	$88.7	8.7%
Consolidated sales	$713.0	100.0%	$1,018.6	100.0%
d. Major Customers
During the three months ended March 31, 2016 and 2015, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the three months ended March 31, 2016 and 2015, the Company had two suppliers that supplied approximately 52.8% and 48.1%, respectively, of its crude oil supply.
14. Subsequent Events
The fair value of the Company’s derivatives that were outstanding as of March 31, 2016, increased by approximately $4.0 million subsequent to March 31, 2016, to a net liability of approximately $22.0 million. The fair value of the Company’s senior notes has decreased by approximately $42.0 million subsequent to March 31, 2016.
11.5% Senior Secured Notes due 2021
On April 20, 2016, the Company issued and sold $400.0 million in aggregate principal amount of 11.5% Senior Secured Notes due January 15, 2021, at a discounted price of 98.273 percent of par (“2021 Secured Notes”). The Company received net proceeds of approximately $383.3 million net of discount, initial purchasers’ fees and estimated expenses, which it used to repay borrowings outstanding under its revolving credit facility and intends to use the remainder for general partnership purposes, including planned capital expenditures at its facilities and working capital. Interest on the 2021 Secured Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2016.
Collateral Trust Agreement
In connection with the private placement of the 2021 Secured Notes, on April 20, 2016, the Company entered into a collateral trust agreement (the “Collateral Trust Agreement”) which governs how the holders of the 2021 Secured Notes and secured hedging counterparties will share collateral pledged as security for the payment obligations owed by it to the holders of the 2021 Secured Notes and secured hedging counterparties under their respective master derivatives contracts. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, the Company has the ability to add secured hedging counterparties from time to time.

Intercreditor Agreement
The 2021 Secured Notes will not be secured by a lien on the collateral securing the Company’s revolving credit facility. In connection with the offering of the 2021 Secured Notes, the Collateral Trustee entered into that certain Second Amended and Restated Intercreditor Agreement (the “Intercreditor Agreement”) among the Collateral Trustee, as fixed asset collateral trustee, Bank of America, N.A., as agent for the lenders under the Company’s revolving credit facility (in such capacity, the “Agent”), the Company and the other grantors named therein (the “Obligors”), providing for certain access and administrative agreements with respect to the Credit Agreement Collateral and the Fixed Asset Collateral (as defined in the Intercreditor Agreement).
Second Amendment to Second Amended and Restated Credit Agreement
On April 20, 2016, the Company and certain of its operating subsidiaries as borrowers (collectively, the “Borrowers”) entered into a Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”), by and among the Borrowers, the Agent and the lenders party thereto (including Bank of America, N.A.), amending the Company’s revolving credit facility. The Second Amendment, among other things, amends the revolving credit facility to permit (a) the issuance of the 2021 Secured Notes pursuant to the indenture governing the 2021 Secured Notes and (b) such 2021 Secured Notes to be secured by a lien on the Fixed Asset Collateral, subject to the terms of the Intercreditor Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2016 and 2015. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with our 2015 Annual Report and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.
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
First Quarter 2016 Update
Outlook and Trends
Energy markets and product margins were volatile during 2015 and the first quarter 2016, with the average price of NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil decreasing more than 45% in 2015 and decreasing approximately 20% in the first quarter 2016. We expect this volatility to continue for the remainder of 2016. Below is a summary of factors that have impacted or may impact our results of operations during 2016:

•
Gasoline margins have been volatile, but are expected to increase in the near term as domestic demand is expected to increase. Diesel margins have been negatively impacted by oversupply and decreases in drilling activities and are also expected to increase. We expect gasoline and diesel product margins to improve primarily as a result of demand for gasoline and diesel being generally higher during the summer months than during the winter months due to seasonal increases in highway traffic.

•	Asphalt demand is also expected to increase due to the seasonality of the road construction and roofing industries, which have shown trends of increased demand in prior years.

•
Heavy sour crude oil discounts are expected to remain wide as sour crude oil remains oversupplied. Sweet crude oil discounts are expected to remain weak on lower domestic sweet crude oil production and higher foreign sweet and sour crude oil imports.

•	Specialty products margins have remained stable and are expected to remain stable in the near term.

•
Volatility in crude oil and natural gas prices negatively impacted our oilfield services segment during 2016, with a more than 35% decrease in the average U.S. land-based rig count in the first quarter 2016. We anticipate the remainder of 2016 will be challenging, and we will continue to adapt our cost structure to market conditions, which we believe will position us favorably when the market ultimately recovers.

•
A further decline in market prices of crude oil, refined products or continued narrow product margins may negatively impact the results of our operations which could result in an equity method investment, a long-lived asset or goodwill impairment.

Financial Results
We reported a net loss of $67.7 million in the first quarter 2016, versus net income of $23.8 million in the first quarter 2015. We reported Adjusted EBITDA (as defined in “Non-GAAP Financial Measures”) of $6.6 million in the first quarter 2016, versus $124.9 million in the first quarter 2015. We used $56.1 million of cash flow from operations in the first quarter 2016, versus generating $89.4 million in the first quarter 2015. Distributable Cash Flow (“DCF”) (as defined in “Non-GAAP Financial Measures”) was $(25.1) million in the first quarter 2016, compared to $98.6 million in the first quarter 2015.

Although our core specialty products business remains stable, our first quarter 2016 performance was adversely impacted by a combination of (1) year-over-year decline in realized refined product margins in our fuel products segment attributable to narrowing crack spreads; (2) weaker results of the Dakota Prairie Refining, LLC (“Dakota Prairie”) joint venture with MDU Resources Group, Inc. (“MDU”) driven by narrowing crude oil price differentials and reduced diesel demand as a result of decreased oilfield activity and (3) continued challenging market conditions including decreased rig count and pricing pressure that have impacted demand for products and services offered by our oilfield services segment. Total sales volumes and total feedstock runs increased 3.6% and 6.2%, respectively, in the first quarter 2016, when compared to the prior year period.
Our specialty products segment generated Adjusted EBITDA of $58.5 million in the first quarter 2016, versus $65.9 million in the prior year period. Gross profit per barrel for our specialty products segment was $42.08 in the first quarter 2016, versus $44.51 in the prior year period. During the first quarter 2016, we sold increased volumes of lubricating oils and packaged and synthetic products and lower volumes of solvents and waxes, when compared to the prior year period.
Our fuel products segment reported Adjusted EBITDA of $(46.0) million during the first quarter 2016, versus $63.1 million in the prior year period. Gross loss per barrel for our fuel products segment was $(2.43) in the first quarter 2016, versus gross profit per barrel of $7.60 in the prior year period. During the first quarter 2016, we produced higher volumes of gasoline, diesel and jet fuel as a result of the completion of the expansion project at the Montana refinery in 2016 and increased operational reliability when compared to the prior year period; however, gasoline, diesel and jet fuel sales volumes all declined in the first quarter 2016, when compared to the prior year period.
On a volumetric basis, we currently purchase more Western Canadian Select (“WCS”) than any other grade of crude oil. Between the first quarter 2013 and 2016, the WCS discount versus NYMEX WTI narrowed from $27 per barrel to $11 per barrel, which served to erode some of the cost advantage realized by our northern fuels refineries in Wisconsin and Montana. Based on current and historical differentials, we continue to believe a structurally wide WCS to NYMEX WTI differential remains a significant advantage to the overall profitability of our fuel products segment. During 2016, we intend to increase the volume of WCS-linked crude oil we process at our fuel products refineries to further capitalize on this advantage.
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
During the first quarter 2016, the Gulf Coast crack spread averaged approximately $10 per barrel compared to approximately $19 per barrel in the prior year period, a 47% decline. The market ULSD crack spread averaged approximately $10 per barrel during the first quarter 2016, compared to approximately $22 per barrel in the prior year period. The market gasoline crack spread averaged approximately $11 per barrel during the first quarter 2016, compared to approximately $16 per barrel in the prior year period.
We refer to our fuel products segment gross profit per barrel divided by the Gulf Coast crack spread as the “capture rate.” The capture rate is a means of measuring refinery system gross profit per barrel against the benchmark crack spread. During 2016, our capture rate was approximately (23)%, versus approximately 40% in the first quarter 2015 primarily as a result of narrowing crack spreads.
Included within our fuel products and specialty products segments gross profit per barrel calculations are the realized cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, depreciation and process materials. Our gross profit per barrel calculations may not be comparable to similar calculations published by our competitors.
There are several factors that impact our refined product margins when compared to the benchmark crack spread. For example, several of our fuel products refineries produce asphalt and other residual products that may carry an average sales price below that of U.S. Gulf Coast gasoline or U.S. Gulf Coast ULSD. Based on current market conditions, local spot rack prices for our diesel, gasoline or jet fuel sold may be higher or lower than the average sales price of similar products on the U.S. Gulf Coast. From a feedstock perspective, some of our fuel products refineries purchase select quantities of crude oil at a discount to NYMEX WTI, which helps support a higher capture rate. Finally, our specialty products facilities generally operate at lower utilization rates than our fuel products facilities, and therefore, facilities producing specialty products including those facilities such as our Shreveport and San Antonio refineries, which produce both fuel and specialty products, may incur higher operating expenses when compared to refineries that produce fuels exclusively, such as our Montana and Superior refineries. Based on our system wide crude purchasing behaviors and overall production slate, we believe the Gulf Coast crack spread remains a meaningful indicator in tracking directional shifts in our refined product margins.
Our oilfield services segment reported Adjusted EBITDA of $(5.9) million in the first quarter 2016, versus $(4.1) million in the prior year period. The 31% year-over-year decline in average crude oil prices led to a significant reduction in crude oil exploration and production activity, contributing to a significant decline in the domestic land-based rig count. The subsequent decline in drilling and completion activity had an adverse impact on our oilfield services segment throughout the quarter. In response to these market conditions, we took steps to significantly reduce costs in the oilfield services segment during 2015 and the first quarter 2016, including additional targeted workforce reductions to help right-size the segment relative to the needs of our customers. While the oilfield services segment remains challenged in a lower commodity price environment, we continue to manage expenses within the segment.
For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss) and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”
Suspension of Quarterly Cash Distribution
On April 15, 2016, we announced that the board of directors of our general partner unanimously voted to suspend the current quarterly cash distribution of $0.685 per unit, or $2.74 per unit on an annualized basis, effective for the quarter ended March 31, 2016, due to current volatility in market conditions and as part of a broader effort to maintain an adequate level of liquidity. Our board of directors intends to evaluate a reinstatement of a quarterly cash distribution in due course, taking into account a number of factors, including our liquidity requirements, the relative health of cash flows from operations, balance sheet leverage, debt instrument covenants, broader market conditions and the overall performance of our business. However, there can be no assurance that the reinstatement of distributions will occur in the near term. Until such time as our quarterly distribution exceeds the target distribution levels needed to result in distributions payable on the incentive distribution rights, no such amounts will paid to the general partner as holder of the incentive distribution rights.
Liquidity Update
The borrowing capacity at March 31, 2016, under the revolving credit facility was $459.7 million. As of March 31, 2016, we had $294.9 million in outstanding borrowings and $63.5 million in outstanding standby letters of credit, leaving $101.3 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first-priority lien on our accounts receivable, inventory and substantially all of our cash.
On April 20, 2016, we completed a private placement of $400.0 million principal amount of 11.5% Senior Secured Notes due 2021. The notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements and will be guaranteed on a senior secured basis by most of our existing subsidiaries that guarantee obligations under our revolving credit facility and certain of our future subsidiaries. We used a significant portion of the net proceeds from this private placement to repay borrowings outstanding under our revolving credit facility and intend to use the remainder for general partnership purposes.
Renewable Fuel Standard Update
Along with the broader refining industry, we remain subject to compliance costs under the Renewable Fuel Standard (“RFS”). Under the regulation of the Environmental Protection Agency (“EPA”), the RFS provides annual requirements for the total volume of renewable transportation fuels which are mandated to be blended into finished petroleum fuels. If a refiner does not meet its required annual Renewable Volume Obligation (“RVO”), the refiner can purchase blending credits in the open market, referred to as Renewable Identification Numbers (“RINs”).
During the first quarter 2016, we recognized RINs expense of $16.8 million, compared to $7.2 million for the first quarter 2015. Our gross RINs obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, was 99 million RINs in 2015. For the full year 2016, we anticipate our gross RINs obligation will increase to 120 million RINs, given recent production capacity expansions at two of our fuel products refineries.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full year 2016.
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
Operational Excellence. We seek to optimize our existing asset base through a series of improvement initiatives that are expected to position us for sustained, profitable growth. We have identified key areas of opportunity within the business that carry “low/no” capital investment requirements and attractive return profiles. Key initiatives under evaluation as part of the operational excellence initiative include efforts to further optimize the procurement of feedstocks, efforts to improve refinery yields, efforts to improve the efficiency of assets by operating at higher utilization rates, efforts to reduce operating costs and efforts to upgrade lower margin product streams into higher margin finished products.
“Self-Help” Project Investments. Over time we expect to pursue a series of “self-help” projects characterized by high-return investment profiles and sub-$50 million capital investment requirements. We will evaluate projects that are smaller in size and scope than the prior organic growth campaign and that carry shorter durations to completion. These projects are expected to carry high-return investment profiles capable of supporting growth in Adjusted EBITDA and Distributable Cash Flow.
Targeted Asset Strategy. Over time we seek to acquire complementary, immediately accretive businesses with sustainable competitive advantages that further entrench us as a global leader in the specialty products markets. Our acquisition focus will include specialty businesses (1) where we have an existing core competency; and (2) that have a sustainable competitive advantage. At the same time, we will continue to regularly evaluate our portfolio to identify potential asset divestiture candidates that may not fit our core asset portfolio criteria.
Key Performance Measures
Our sales and net income are principally affected by the price of crude oil, demand for specialty products, fuel products and oilfield products and services, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products, fuel products and oilfield services products. The prices of crude oil, specialty products, fuel products and oilfield products and services are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our cash distribution, debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” and Note 7 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”
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
Results of Operations for the Three Months Ended March 31, 2016 and 2015
Production Volume. The following table sets forth information about our combined operations, excluding Anchor and SOS. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended March 31,
	2016	2015	% Change
	(In bpd)
Total sales volume (1)	124,440	121,444	2.5%
Total feedstock runs (2)	128,385	120,861	6.2%
Facility production: (3)
Specialty products:
Lubricating oils	13,854	12,090	14.6%
Solvents	7,352	9,879	(25.6)%
Waxes	1,335	1,707	(21.8)%
Packaged and synthetic specialty products (4)	2,125	1,491	42.5%
Other	908	912	(0.4)%
Total	25,574	26,079	(1.9)%
Fuel products:
Gasoline	38,043	37,688	0.9%
Diesel	30,347	30,223	0.4%
Jet fuel	5,676	5,052	12.4%
Asphalt, heavy fuels and other	28,240	21,978	28.5%
Total	102,306	94,941	7.8%
Total facility production (3)	127,880	121,020	5.7%
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

The increase in total sales volume for the three months ended March 31, 2016, compared to the same period in 2015 is due primarily to increased sales volume of lubricating oils and asphalt and other fuel products, partially offset by decreased sales of solvents, waxes, gasoline and diesel as a result of market conditions.

(2)	Total feedstock runs represent the bpd of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The increase in total feedstock runs for the three months ended March 31, 2016, compared to the same period in 2015 is due primarily to increased feedstock runs at the Montana refinery as a result of the expansion project completed in 2016 and improved operational reliability, partially offset by decreased feedstock runs related to the production of solvents and waxes as a result of market conditions.

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
The change in total facility production for the three months ended March 31, 2016, compared to the same period in 2015 is due primarily to the operational items discussed above in footnote 2.

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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Sales	$713.0	$1,018.6
Cost of sales	626.8	823.4
Gross profit	86.2	195.2
Operating costs and expenses:
Selling	30.5	38.4
General and administrative	27.6	39.2
Transportation	39.2	42.0
Taxes other than income taxes	5.7	4.0
Other	2.0	2.9
Operating income (loss)	(18.8)	68.7
Other income (expense):
Interest expense	(30.3)	(27.0)
Realized gain (loss) on derivative instruments	(12.3)	8.9
Unrealized gain (loss) on derivative instruments	4.6	(27.9)
Loss from unconsolidated affiliates	(11.1)	(4.5)
Other	0.4	0.8
Total other expense	(48.7)	(49.7)
Net income (loss) before income taxes	(67.5)	19.0
Income tax expense (benefit)	0.2	(4.8)
Net income (loss)	$(67.7)	$23.8
EBITDA	$1.6	$81.4
Adjusted EBITDA	$6.6	$124.9
Distributable Cash Flow	$(25.1)	$98.6
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
The definitions of Adjusted EBITDA and Distributable Cash Flow that are presented in this Quarterly Report reflect the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2021 Notes, 2022 Notes, 2023 Notes and 2021 Secured Notes (as defined in this Quarterly Report). We are required to report Consolidated Cash Flow to the holders of our 2021 Notes, 2022 Notes, 2023 Notes and 2021 Secured Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Adjusted EBITDA and Distributable Cash Flow that are presented in this Quarterly Report for prior periods have been updated to reflect the use of the new calculations. Please refer to “Liquidity and Capital Resources” within this item for additional details regarding the covenants governing our debt instruments.
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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(67.7)	$23.8
Add:
Interest expense	30.3	27.0
Depreciation and amortization	38.8	35.4
Income tax expense (benefit)	0.2	(4.8)
EBITDA	$1.6	$81.4
Add:
Unrealized (gain) loss on derivative instruments	$(4.6)	$27.9
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	(2.1)	6.1
Amortization of turnaround costs	9.1	6.1
Non-cash equity based compensation and other non-cash items	2.6	3.4
Adjusted EBITDA	$6.6	$124.9
Less:
Replacement and environmental capital expenditures (1)	$7.8	$7.3
Cash interest expense (2)	28.4	25.6
Turnaround costs	6.4	2.7
Loss from unconsolidated affiliates	(11.1)	(4.5)
Income tax expense (benefit)	0.2	(4.8)
Distributable Cash Flow	$(25.1)	$98.6

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Distributable Cash Flow	$(25.1)	$98.6
Add:
Replacement and environmental capital expenditures (1)	7.8	7.3
Cash interest expense (2)	28.4	25.6
Turnaround costs	6.4	2.7
Loss from unconsolidated affiliates	(11.1)	(4.5)
Income tax expense (benefit)	0.2	(4.8)
Adjusted EBITDA	$6.6	$124.9
Less:
Unrealized (gain) loss on derivative instruments	(4.6)	27.9
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	(2.1)	6.1
Amortization of turnaround costs	9.1	6.1
Non-cash equity based compensation and other non-cash items	2.6	3.4
EBITDA	$1.6	$81.4
Add:
Unrealized (gain) loss on derivative instruments	(4.6)	27.9
Cash interest expense (2)	(28.4)	(25.6)
Non-cash equity based compensation	1.8	3.2
Deferred income tax benefit	—	(4.8)
Lower of cost or market inventory adjustment	(8.1)	13.2
Loss from unconsolidated affiliates	11.1	4.5
Amortization of turnaround costs	9.1	6.1
Income tax (expense) benefit	(0.2)	4.8
Provision for doubtful accounts	0.3	—
Changes in assets and liabilities:
Accounts receivable	(20.7)	29.2
Inventories	(36.0)	(18.9)
Other current assets	—	4.4
Turnaround costs	(6.4)	(2.7)
Derivative activity	(3.6)	9.2
Other assets	(0.3)	—
Accounts payable	(1.8)	(78.9)
Accrued interest payable	14.2	0.7
Other current liabilities	14.4	34.3
Other, including changes in noncurrent liabilities	1.5	1.4
Net cash provided by operating (used in) activities	$(56.1)	$89.4

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended March 31, 2016 and 2015
Sales. Sales decreased $305.6 million, or 30.0%, to $713.0 million in the three months ended March 31, 2016, from $1,018.6 million in the same period in 2015. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$129.2	$149.8	(13.8)%
Solvents	55.9	86.2	(35.2)%
Waxes	27.2	39.0	(30.3)%
Packaged and synthetic specialty products (1)	80.9	80.5	0.5%
Other (2)	7.5	6.1	23.0%
Total specialty products	$300.7	$361.6	(16.8)%
Total specialty products sales volume (in barrels)	2,360,000	2,348,000	0.5%
Average specialty products sales price per barrel	$127.42	$154.00	(17.3)%

Fuel products:
Gasoline	$162.2	$232.3	(30.2)%
Diesel	122.9	209.1	(41.2)%
Jet fuel	23.4	36.8	(36.4)%
Asphalt, heavy fuel oils and other (3)	55.4	69.9	(20.7)%
Hedging activities	16.0	20.2	20.8%
Total fuel products	$379.9	$568.3	(33.2)%
Total fuel products sales volume (in barrels)	8,964,000	8,582,000	4.5%
Average fuel products sales price per barrel (excluding hedging activities)	$40.60	$63.87	(36.4)%
Average fuel products sales price per barrel (including hedging activities)	$42.38	$66.22	(36.0)%

Total oilfield services	$32.4	$88.7	(63.5)%

Total sales	$713.0	$1,018.6	(30.0)%
Total specialty and fuel products sales volume (in barrels)	11,324,000	10,930,000	3.6%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

(2)
Represents by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Montana refineries and crude oil sales from the Superior, San Antonio and Shreveport refineries to third party customers.

The components of the $60.9 million decrease in specialty products segment sales for the three months ended March 31, 2016, were as follows:

Dollar Change
(In millions)
Sales price	$(62.8)
Volume	1.9
Total specialty products segment sales decrease	$(60.9)
Specialty products segment sales decreased $60.9 million period over period, or 16.8%, primarily due to a decrease in the average selling price per barrel, partially offset by higher sales volume. Sales decreased $62.8 million compared to the 2015 period due to a 17.3% decrease in the average selling price per barrel primarily as a result of decreased lubricating oils and solvents average selling prices due to market conditions, while the average cost of crude oil per barrel decreased 30.6%. The increase in sales volume is due primarily to higher sales volume of lubricating oils and packaged and synthetic specialty products, partially offset by decreased sales volume of solvents and waxes due to market conditions.
The components of the $188.4 million decrease in fuel products segment sales for the three months ended March 31, 2016, were as follows:

Dollar Change
(In millions)
Sales price	$(208.6)
Hedging activities	(4.2)
Volume	24.4
Total fuel products segment sales decrease	$(188.4)
Fuel products segment sales decreased $188.4 million period over period, or 33.2%, primarily due to a decrease in the average selling price per barrel and a $4.2 million decrease in realized derivative gains recorded in sales on our fuel products cash flow hedges, partially offset by increased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $23.27, or 36.4%, resulting in a $208.6 million decrease in sales, compared to a 34.9% decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel is primarily due to market conditions. Sales volume increased 4.5% primarily due to increased sales volume of asphalt and other fuel products, partially offset by decreased sales volume of gasoline, diesel and jet fuel.
Oilfield services segment sales decreased $56.3 million period over period, or 63.5%, primarily due to decreased sales volume driven by a decline in rig count and a decrease in the average selling price per barrel. Our rig count decreased 59.5% as a result of a 60.8% decrease in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2016, which have resulted in an unfavorable impact on our sales in 2016.

Gross Profit. Gross profit decreased $109.0 million, or 55.8%, to $86.2 million in the three months ended March 31, 2016, from $195.2 million in the same period in 2015. Gross profit for our specialty, fuel products and oilfield services segments were as follows:

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$99.3	$104.5	(5.0)%
Percentage of sales	33.0%	28.9%
Specialty products gross profit per barrel	$42.08	$44.51	(5.5)%
Fuel products:
Gross profit (loss) excluding hedging activities	$(21.8)	$65.2	(133.4)%
Hedging activities	2.8	(1.3)	315.4%
Gross profit (loss)	$(19.0)	$63.9	(129.7)%
Percentage of sales	(5.0)%	11.2%
Fuel products gross profit (loss) per barrel (excluding hedging activities)	$(2.43)	$7.60	(132.0)%
Fuel products gross profit (loss) per barrel (including hedging activities)	$(2.12)	$7.45	(128.5)%
Oilfield services:
Gross profit	$5.9	$26.8	(78.0)%
Percentage of sales	18.2%	30.2%
Total gross profit	$86.2	$195.2	(55.8)%
Percentage of sales	12.1%	19.2%
The components of the $5.2 million decrease in specialty products segment gross profit for the three months ended March 31, 2016, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2015, reported gross profit	$104.5
Sales price	(62.8)
Operating costs	(6.1)
Cost of materials	37.5
LCM inventory adjustment	25.4
Volume	0.8
Three months ended March 31, 2016, reported gross profit	$99.3
The decrease in specialty products segment gross profit of $5.2 million for the three months ended March 31, 2016, compared to the same period in 2015 was due primarily to a decrease in the average selling price per barrel and a $6.1 million increase in operating costs, partially offset by decreased cost of materials and a $25.4 million decrease in the unfavorable LCM inventory adjustment primarily as a result of decreased inventory levels. Sales price and cost of materials, net, decreased gross profit by $25.3 million, as the average selling price per barrel decreased 17.3%, while the average cost of crude oil per barrel decreased 30.6%. The increase in operating costs was due primarily to increased depreciation expense and repairs and maintenance expense.

The components of the $82.9 million decrease in fuel products segment gross profit for the three months ended March 31, 2016, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2015, reported gross profit	$63.9
Sales price	(208.6)
Operating costs	(12.0)
RINs	(9.6)
LCM inventory adjustment	(4.5)
Cost of materials	141.0
Volume	6.7
Hedging activities	4.1
Three months ended March 31, 2016, reported gross loss	$(19.0)
The decrease in fuel products segment gross profit of $82.9 million for the three months ended March 31, 2016, compared to the same period in 2015 was due primarily to narrowing crack spreads, a $12.0 million increase in operating costs, a $9.6 million increase in RINs expense and a $4.5 million decrease in the favorable LCM inventory adjustment, partially offset by increased sales volume and a $4.1 million decrease in realized losses on derivatives. During the 2016 period, crack spreads narrowed as the average cost of crude oil per barrel decreased 34.9% and the average selling price per barrel decreased by 36.4%. The $4.5 million unfavorable LCM inventory adjustment resulted from decreased selling prices for fuel products. The $9.6 million increase in RINs expense primarily resulted from increased production and increased RINs market pricing. The increase in operating costs was due primarily to increased depreciation expense and repairs and maintenance expense.
The decrease in oilfield services segment gross profit of $20.9 million for the three months ended March 31, 2016, compared to the same period in 2015 was due primarily to decreased sales volume driven by a decline in rig count, partially offset by a $0.4 million favorable LCM inventory adjustment. Volatility in crude oil and natural gas prices resulted in significant reduction in our customers’ drilling and production activities, which had an unfavorable impact on our gross profit in 2016. The continued decrease in crude oil prices created pricing pressure in the basins in which we operate.
Selling. Selling expenses decreased $7.9 million, or 20.6% to $30.5 million in the three months ended March 31, 2016, from $38.4 million in the same period in 2015. The decrease was due primarily to a $3.5 million decrease in salaries and benefits primarily as a result of workforce reductions in the oilfield services segment, a $2.9 million decrease in professional fees expense and a $1.2 million decrease in depreciation and amortization.
General and administrative. General and administrative expenses decreased $11.6 million, or 29.6%, to $27.6 million in the three months ended March 31, 2016, from $39.2 million in the same period in 2015. The decrease was due primarily to a $7.2 million legal matters reserve in the 2015 period and a $5.7 million decrease in incentive compensation costs.
Transportation. Transportation expenses decreased $2.8 million, or 6.7%, to $39.2 million in the three months ended March 31, 2016, from $42.0 million in the same period in 2015. This decrease was due primarily to decreased drilling and production activities by our customers in the oilfield services segment.
Interest expense. Interest expense increased $3.3 million, or 12.2%, to $30.3 million in the three months ended March 31, 2016, from $27.0 million in the same period in 2015, due primarily to an increase in the amount of our outstanding long-term debt and decreased capitalized interest, partially offset by lower interest rates on outstanding senior notes.

Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Derivative gain reflected in sales	$16.0	$20.2
Derivative loss reflected in cost of sales	(13.9)	(21.9)
Derivative gain (loss) reflected in gross profit	$2.1	$(1.7)

Realized gain (loss) on derivative instruments	$(12.3)	$8.9
Unrealized gain (loss) on derivative instruments	4.6	(27.9)
Derivative gain reflected in interest expense	0.1	0.2
Total derivative loss reflected in the unaudited condensed consolidated statements of operations	$(5.5)	$(20.5)
Total gain (loss) on commodity derivative settlements	$(12.3)	$13.3
Realized gain (loss) on derivative instruments. Realized gain (loss) on derivative instruments decreased $21.2 million to a loss of $12.3 million in the three months ended March 31, 2016, from a gain of $8.9 million in the prior period. The change was due primarily to decreased realized gains of approximately $19.2 million related to settlements of derivative instruments used to economically hedge crack spreads and crude oil that are not classified as hedges for accounting purposes, increased realized losses of approximately $2.1 million on natural gas swaps used to economically hedge natural gas purchases and decreased gain ineffectiveness of approximately $0.7 million, partially offset by a $0.8 million decrease in premiums paid for crude oil option contracts.
Unrealized gain (loss) on derivative instruments. Unrealized gain (loss) on derivative instruments increased $32.5 million to a gain of $4.6 million in the three months ended March 31, 2016, from a loss of $27.9 million in the prior period. The change is due primarily to decreased unrealized losses of approximately $32.1 million related to derivative instruments used to economically hedge crack spreads, crude oil and natural gas that are not accounted for as hedges for accounting purposes.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates increased $6.6 million to $11.1 million in the three months ended March 31, 2016, from $4.5 million in the same period in 2015, due primarily to unfavorable operating results of Dakota Prairie which reached mechanical completion in April 2015 and commenced sales to third parties in May 2015. Dakota Prairie’s lower operating results were driven by narrowing crude oil price differentials and reduced diesel demand as a result of decreased oilfield activity.
Income tax expense (benefit). Income tax expense (benefit) decreased $5.0 million to an expense of $0.2 million in the three months ended March 31, 2016, from a benefit of $4.8 million in the prior year period. The change was due primarily to the conversion of ADF Holdings, Inc. to ADF Holdings, LLC and Anchor Drilling Fluids USA, Inc. to Anchor Drilling Fluids USA, LLC in 2015, which decreased the proportion of losses subject to federal, state and local income taxes.
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
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2015 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 6 — “Long-Term Debt” and Note 4— “Investment in Unconsolidated Affiliates” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to our long-term debt and our investment in our Dakota Prairie joint venture.
Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions to our limited partners and general partner and debt service.
On April 20, 2016, we issued $400.0 million aggregate principal amount of our 2021 Secured Notes. We used the proceeds of the 2021 Secured Notes to repay borrowings outstanding under our revolving credit facility and intend to use the remainder for general partnership purposes, including planned capital expenditures at our facilities and working capital.
In general, we expect that our short-term liquidity needs including debt service, working capital, replacement and environmental capital expenditures and capital expenditures related to internal growth projects, will be met primarily through cash flow from operations, borrowings under our revolving credit facility and asset sales. We also expect that the suspension of our quarterly distribution to unitholders will allow us to use cash flow from operations to fund our growth projects in 2016.
We may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flows from Operating, Investing and Financing Activities
We are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that qualify as effective cash flow hedges are deferred in accumulated other comprehensive loss, but may impact operating cash flow in the period settled. Gains and losses from derivative instruments that do not qualify as hedges are recorded in unrealized gain (loss) until settlement and will impact operating cash flow in the period settled.
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net cash provided by (used in) operating activities	$(56.1)	$89.4
Net cash used in investing activities	(67.7)	(99.0)
Net cash provided by financing activities	125.4	273.9
Net increase in cash and cash equivalents	$1.6	$264.3
Operating Activities. Operating activities used cash of $56.1 million during the three months ended March 31, 2016, compared to providing cash of $89.4 million during the same period in 2015. The change is due primarily to a decreased net income of $91.5 million as well as a decrease in operating cash flows of $36.2 million and increased working capital requirements in 2016 using $40.7 million compared to 2015 working capital requirements using $22.9 million. Working capital increases were primarily driven by increased accounts receivable and inventories due to timing of cash receipts and increased inventory volumes, partially offset by increased accounts payable due to timing of payments and decreased crude oil and refined product prices.
Investing Activities. Cash used in investing activities decreased to $67.7 million during the three months ended March 31, 2016, compared to $99.0 million during the prior year period. The decrease is due primarily to a decrease in joint venture investments of $24.1 million and a decrease in capital expenditures of $7.3 million due primarily to the completion of capital improvement projects.
Financing Activities. Financing activities provided cash of $125.4 million in the three months ended March 31, 2016, compared to $273.9 million during the prior year period. This decrease is due primarily to decreased net proceeds from the private placements of senior notes of $317.0 million, decreased net proceeds from public offerings of common units (including our general partner’s contributions) of $165.2 million, $183.9 million of net proceeds from revolving credit facility borrowings compared to repayments of $150.7 million in the same period in 2015 and increased distributions of $4.7 million.

Joint Venture
On February 7, 2013, we entered into a joint venture agreement with MDU to develop, build and operate a diesel refinery in southwestern North Dakota. The joint venture is named Dakota Prairie Refining, LLC (“Dakota Prairie”). The capitalization of the construction cost was funded through cash contributions from MDU, cash contributions from us, and proceeds of $75.0 million from a syndicated term loan facility with the joint venture as the borrower, which is expected to be repaid by us through our allocation of profits from the joint venture. The term loan facility was funded in April 2013. In addition to the $300.0 million commitment outlined in the joint venture agreement, MDU and we made additional cash contributions, net of distributions, in the amount of $80.6 million and $88.7 million, respectively, to fund construction costs and working capital needs. Additionally, MDU or we may make cash contributions or loans to fund working capital needs. The joint venture allocates profits on a 50%/50% basis to MDU and us, except for the adjustments made to our share for repayment of the principle and interest of the $75.0 million term loan as noted above. The joint venture is governed by a board of managers comprised of representatives from both us and MDU. MDU is providing natural gas and electricity utility services. We are providing refinery operations, crude oil procurement and refined product marketing expertise to the joint venture. Dakota Prairie commenced sales of finished products in May 2015. As of March 31, 2016 and December 31, 2015, we had an investment of $113.7 million and $124.7 million, respectively, in Dakota Prairie. However, we are assessing strategic alternatives with respect to our ownership interest in Dakota Prairie, to enable us to further reduce the amount of our required capital commitments.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures, turnaround capital expenditures and joint venture contributions in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2016	2015
	(In millions)
Capital improvement expenditures	$31.8	$75.4
Replacement capital expenditures	5.7	5.2
Environmental capital expenditures	2.1	2.1
Turnaround capital expenditures	6.4	2.7
Joint venture contributions, net of return of investment	0.9	25.0
Total	$46.9	$110.4
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
We estimate our replacement and environmental capital expenditures will be approximately $50.0 million to $60.0 million in 2016. These estimated amounts for 2016 include a portion of the $3.0 million to $5.0 million in environmental projects to be spent as required by our settlement with the LDEQ under the “Small Refinery and Single Site Refining Initiative.” Please read Note 5 of Part I, Item 1 “Financial Statements — Commitments and Contingencies — Environmental — Occupational Health and Safety” for additional information.
We estimate we will spend approximately $60.0 million to $70.0 million in 2016 on capital investment in growth projects. In February 2016, we completed an expansion project that increased production capacity at our Montana refinery by 15,000 bpd to 25,000 bpd.
We estimate turnaround spending requirements will be $5.0 million to $10.0 million for 2016 primarily related to scheduled turnaround activity at our Shreveport, San Antonio and Princeton refineries. We expect these expenditures will be funded primarily through cash flow from operations. During the three months ended March 31, 2016, we spent approximately $6.4 million primarily related to scheduled turnaround activities at our Shreveport, San Antonio and Princeton refineries, funded through cash flow from operations and borrowings under our revolving credit facility.
Debt and Credit Facilities
As of March 31, 2016, our primary debt and credit instruments consisted of:

•
a $1.0 billion senior secured revolving credit facility maturing in July 2019, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (“revolving credit facility”);

•	$900.0 million of 6.50% senior notes due 2021 (“2021 Notes”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”);

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”); and

•	$72.4 million related party note payable.
On April 20, 2016, we issued and sold $400.0 million in aggregate principal amount of 11.5% Senior Secured Notes due January 15, 2021, at a discounted price of 0.983 percent of par (“2021 Secured Notes”). We received net proceeds of approximately $383.3 million net of discount, initial purchasers’ fees and estimated expenses, which we used to repay borrowings outstanding under our revolving credit facility and for general partnership purposes, including planned capital expenditures at our facilities and working capital. Interest on the 2021 Secured Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2016.
We were in compliance with all covenants under the debt instruments in place as of March 31, 2016, and believe we have adequate liquidity to conduct our business.
Short Term Liquidity
As of March 31, 2016, our principal sources of short-term liquidity were (i) $101.3 million of availability under our revolving credit facility and (ii) $7.2 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
On April 20, 2016, we issued $400.0 million aggregate principal amount of our 2021 Secured Notes. We used the proceeds of the 2021 Secured Notes to repay borrowings outstanding under our revolving credit facility and intend to use the remainder for general partnership purposes, including planned capital expenditures at our facilities and working capital.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On March 31, 2016, we had availability on our revolving credit facility of $101.3 million, based on a $459.7 million borrowing base, $63.5 million in outstanding standby letters of credit and $294.9 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of fifteen lenders with total commitments of $1.0 billion. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended March 31, 2016, were $310.7 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been ample to support our operations and service upcoming requirements. During the quarter ended March 31, 2016, availability for additional borrowings under our revolving credit facility was approximately $64.9 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to the prime rate plus a basis points margin or the LIBOR rate plus a basis points margin, at our option. As of March 31, 2016, this margin was 75 basis points for prime rate loans and 175 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility during the preceding fiscal quarter.
In addition to paying interest on outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to either 0.250% or 0.375% per annum, depending on the average daily available unused borrowing capacity for the preceding month. We also pay a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.
Our revolving credit facility contains various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. The revolving credit facility generally permits us to make cash distributions to our unitholders as long as immediately after giving effect to such a cash distribution we have restricted cash and availability under the revolving credit facility totaling at least the greater of (i) 15% of the Borrowing Base (as defined in the credit agreement) then in effect and (ii) $70.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant which provides that only if our availability under the revolving credit facility falls below the greater of (a) 12.5% of the Borrowing Base (as defined in the credit agreement) then in effect and (b) $45.0 million (which amount is subject to increase in proportion to revolving commitment increases), we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit agreement) of at least 1.0 to 1.0.
If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the credit facility and exercise other rights and remedies. An event of default includes, among other things, the nonpayment of principal, interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the revolving credit facility or other loan documents, subject, in limited circumstances, to certain grace periods; cross-defaults in other indebtedness if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness under any material agreement; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a Change of Control (as defined in the revolving credit agreement).
On April 20, 2016, we and certain of our operating subsidiaries as borrowers (collectively, the “Borrowers”) entered into a Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”), by and among the Borrowers, the Second Amendment Agent and the lenders party thereto (including Bank of America, N.A.), amending the revolving credit facility. The Second Amendment, among other things, amends the revolving credit facility to permit (i) the issuance of the 2021 Secured Notes pursuant to the indenture governing the 2021 Secured Notes and (ii) such 2021 Secured Notes to be secured by a lien on the Parity Lien Collateral (as defined in the Second Amendment), subject to the terms of the Intercreditor Agreement (as defined in the Second Amendment).
For additional information regarding our revolving credit facility, see Note 6 of Part I, Item 1 “Financial Statements — Long-Term Debt” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes, other than the 2021 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2016, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. As of December 31, 2015, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt and, in the case of the 2021 Secured Notes, our unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2016, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 1.0 to 1.0.
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
We are subject, however, to conditions in the equity and debt markets for our common units and long-term senior notes, and there can be no assurance we will be able or willing to access the public or private markets for our common units and/or senior notes in the future. If we are unable or unwilling to issue additional common units, we may be required to either restrict capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Furthermore, our ability to access the public and private debt markets is affected by our credit ratings. For additional information regarding our credit ratings, see “Credit Ratings” below.
For additional information regarding our senior notes, see Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 7 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2015 Annual Report.
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured, on a ratable basis with the 2021 Secured Notes, by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of March 31, 2016. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
The fair value of our derivatives that were outstanding as of March 31, 2016, increased by approximately $4.0 million subsequent to March 31, 2016, to a net liability of approximately $22.0 million. All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads or interest rates to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity.
Additionally, we have a collateral trust agreement (the “Collateral Trust Agreement”) which governs how the holders of the 2021 Secured Notes and secured hedging counterparties will share collateral pledged as security for the payment obligations owed by us to the holders of the 2021 Secured Notes and secured hedging counterparties under their respective master derivatives contracts. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, we have the ability to add secured hedging counterparties from time to time.
Credit Ratings
In April 2016, our senior unsecured notes ratings and partnership ratings were downgraded by credit rating agencies. Our senior unsecured notes ratings decreased to Caa2 from B3 and CCC+ from B by Moody’s and S&P, respectively. Our partnership rating decreased to Caa1 from B2 and B- from B by Moody’s and S&P, respectively. This downgrade in our credit ratings could adversely affect our ability to obtain new financing and increase the costs of our financing and, in turn, adversely affect our financial results.
Equity Transactions
We have entered into an Equity Placement Agreement with various sales agents under which we may issue and sell, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. These sales, if any, will be made pursuant to the terms of the Equity Placement Agreement between us and the sales agents. The net proceeds from any sales under this agreement will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, working capital, capital expenditures and acquisitions. Our general partner contributed its proportionate capital contribution to retain its 2% general partner interest. For the three months ended March 31, 2016, we had no sales of our common units under the Equity Placement Agreement.

During 2016, we have made the following cash distributions on all outstanding common units (including our general partner’s incentive distribution rights) (in millions except per unit data):

Quarter Ended	Declaration Date	Record Date	Distribution Date	Quarterly Distribution per Unit	Aggregate Quarterly Distribution	Annualized Distribution per Unit	Aggregate Annualized Distribution
December 31, 2015	January 19, 2016	February 2, 2016	February 12, 2016	$0.685	$57.4	$2.74	$229.6
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of March 31, 2016, at current maturities and reflecting only those line items that have materially changed since December 31, 2015, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1) (5)	$789.8	$128.1	$252.0	$235.4	$174.3
Operating lease obligations (2)	166.7	40.7	66.1	35.7	24.2
Letters of credit (3)	63.5	63.5	—	—	—
Purchase commitments (4)	617.5	381.4	177.3	58.8	—
Employment agreements	6.1	3.6	1.7	0.8	—
Financing activities:
Capital lease obligations	46.1	1.7	3.1	2.1	39.2
Long-term debt obligations, excluding capital lease obligations (5)	1,943.3	73.4	—	294.9	1,575.0
Total obligations	$3,633.0	$692.4	$500.2	$627.7	$1,812.7

(1)
Interest on long-term debt at contractual rates and maturities relates primarily to interest on our senior notes, revolving credit facility interest and fees and interest on our capital lease obligations, which excludes the adjustment for the interest rate swap agreement.

(2)	We have various operating leases primarily for railcars, the use of land, storage tanks, compressor stations, equipment, precious metals and office facilities that extend through August 2035.

(3)	Letters of credit primarily supporting crude oil purchases and precious metals leasing.

(4)
Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil, other feedstocks and finished products for resale from various suppliers based on current market prices at the time of delivery.

(5)
Interest on long-term debt at contractual rates and maturities and Long-term debt obligations, excluding capital lease obligations, do not include the impacts of the issuance of the $400.0 million aggregate principal amount of 11.5% Senior Secured Notes due 2021 as this transaction occurred subsequent to March 31, 2016. See Note 14 — “Subsequent Events” — “11.5% Senior Secured Notes due 2021” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for details of the issuance of our $400.0 million aggregate principal amount of 11.5% Senior Notes due 2021.

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $27.1 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of March 31, 2016. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures for the remainder of 2016, for which we have not contractually committed, refer to “Capital Expenditures” above.

Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the three months ended March 31, 2016.
Critical Accounting Policies and Estimates
For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report.
Recent Accounting Pronouncements
For additional discussion regarding recent accounting pronouncements, see Note 2 — “New and Recently Adopted Accounting Pronouncements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II, Item 7A in our 2015 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 7 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to derivative instruments and hedging activities.
Commodity Price Risk
Derivative Instruments
We are exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in our fuel products segment), natural gas and precious metals. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies we use to reduce our risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce our exposure with respect to:

•	crude oil purchases and sales;

•	refined product sales and purchases;

•	natural gas purchases;

•	precious metals; and

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet (“LLS”), Western Canadian Select (“WCS”), Mixed Sweet Blend (“MSW”) and ICE Brent (“Brent”).

The following table provides a summary of crude oil swap purchases as of March 31, 2016, in our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Second Quarter 2016	54,120	595	$39.32
Third Quarter 2016	398,893	4,336	$39.52
Fourth Quarter 2016	398,893	4,336	$39.52
Calendar Year 2017	1,297,976	3,556	$48.87
Total	2,149,882
Average price			$45.16
The following table provides a summary of crude oil swap sales as of March 31, 2016, in our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Calendar Year 2017	528,520	1,448	$41.56
Total	528,520
Average price			$41.56
We have entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between LLS and NYMEX WTI. The following table provides a summary of crude oil basis swap contracts as of March 31, 2016, in our fuel products segments:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Second Quarter 2016	365,000	5,000	$1.80
Third Quarter 2016	460,000	5,000	$1.80
Fourth Quarter 2016	460,000	5,000	$1.80
Total	1,285,000
Average differential			$1.80

We have entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. The following table provides a summary of crude oil basis swap contracts as of March 31, 2016, in our fuel products segments:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Second Quarter 2016	697,000	7,659	$(14.02)
Third Quarter 2016	1,196,000	13,000	$(13.18)
Fourth Quarter 2016	1,196,000	13,000	$(13.18)
Calendar Year 2017	2,555,000	7,000	$(13.22)
Total	5,644,000
Average differential			$(13.31)
We have entered into derivative instruments to secure a percentage differential on WCS crude oil to NYMEX WTI. The following table provides a summary of crude oil percentage basis swap contracts related to crude oil purchases as of March 31, 2016, in our fuel products segment:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Second Quarter 2016	728,000	8,000	73.5%
Third Quarter 2016	736,000	8,000	73.5%
Fourth Quarter 2016	736,000	8,000	73.5%
Calendar Year 2017	1,095,000	3,000	72.3%
Total	3,295,000
Average percentage			73.1%
We have entered into derivative instruments to mitigate the risk of future changes in the price of NYMEX WTI crude oil. The following table provides a summary of crude oil call option purchases as of March 31, 2016, in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Call ($/Bbl)
Fourth Quarter 2016	350,000	11,290	$55.00
Total	350,000
Average price			$55.00
The following table provides a summary of crude oil call option sales as of March 31, 2016, in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Sold	BPD	Average Sold Call ($/Bbl)
Second Quarter 2016	300,000	9,677	$41.78
Total	300,000
Average price			$41.78
The following table provides a summary of crude oil put option purchases as of March 31, 2016, in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Put ($/Bbl)
Second Quarter 2016	300,000	9,677	$32.58
Total	300,000
Average price			$32.58

The following table provides a summary of natural gas swaps as of March 31, 2016, in our fuel products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Second Quarter 2016	603,000	$2.99
Third Quarter 2016	606,000	$3.03
Fourth Quarter 2016	790,000	$3.02
Total	1,999,000
Average price		$3.01
The following table provides a summary of natural gas swaps as of March 31, 2016, in our specialty products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Second Quarter 2016	1,380,000	$4.26
Third Quarter 2016	1,380,000	$4.26
Fourth Quarter 2016	1,540,000	$4.14
Calendar Year 2017	4,950,000	$3.85
Total	9,250,000
Average price		$4.02
The following table provides a summary of natural gas collars as of March 31, 2016, in our specialty products segment:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
Second Quarter 2016	180,000	$4.25	$3.89
Third Quarter 2016	180,000	$4.25	$3.89
Fourth Quarter 2016	60,000	$4.25	$3.89
Total	420,000
Average price		$4.25	$3.89
Please read Note 7 — “Derivatives” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments and a further discussion of our hedging policies.
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
We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded at fair value at settlement due to the volatility of commodity prices. Holding all other variables constant, we expect a $1.00 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of March 31, 2016:

In millions
Crude oil swaps	$1.6
Crude oil basis swaps	$6.9
Crude oil percentage basis swaps	$3.3
Crude oil option contracts	$0.4
Natural gas swaps	$11.2
Natural gas collars	$0.4
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
Holding other variables constant (RINs requirements), a $1.00 change in the price of RINs as of March 31, 2016, would be expected to have an impact on net income for 2016 of approximately $154.0 million.
Interest Rate Risk
We use various strategies to reduce our exposure to interest rate risk, including the use of financially settled derivative instruments, such as interest rate swaps and options, to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity by modifying the pricing characteristics of certain debt instruments so that earnings are not adversely affected by movement in interest rates. During 2014, we entered into an interest rate swap agreement that converted a portion of our senior notes from a fixed interest rate to a variable rate that fluctuates based on changes in the one-month London Interbank Offered Rate (“LIBOR”). During the first quarter 2015, we terminated this interest rate swap agreement. We have disclosed this interest rate swap designated as a fair value hedge in Note 7 — “Derivatives” under Part I, Item 1 “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements.”
For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of March 31, 2016, and December 31, 2015, which we disclose in Note 6 — “Long-Term Debt” and Note 8 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Notes	$636.8	$888.6	$798.3	$888.0
2022 Notes	$243.3	$343.0	$297.5	$342.8
2023 Notes	$230.8	$317.7	$294.1	$317.6
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $1.0 billion revolving credit facility as of March 31, 2016, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $294.9 million and $111.0 million of variable rate debt as of March 31, 2016, and December 31, 2015, respectively. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of March 31, 2016, would have an impact on net income and cash flows for the 2016 period of approximately $2.9 million.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The information provided under Note 5 — “Commitments and Contingencies” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the risk factor set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2015 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and in our 2015 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2015 Annual Report or other than with respect to the risk factor discussed below.
An impairment of our equity method investments, our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that an equity method investment, a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows on an undiscounted basis. Under GAAP, during the year ended December 31, 2015, we recognized an impairment charge on our equity method investment in Juniper GTL LLC of $24.3 million. Our equity method investments, long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Further, as we continue to develop our strategy regarding certain of our non-core assets, we will need to continue to evaluate the carrying value of those assets. In particular, with respect to our investment in Dakota Prairie Refining, LLC, we may record an impairment charge which could be significant. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
We had approximately $2.0 billion of outstanding indebtedness as of March 31, 2016, and availability for borrowings of $101.3 million under our senior secured revolving credit facility. We continue to have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $1.0 billion at any time outstanding, subject to borrowing base limitations, under our revolving credit facility. Our level of indebtedness could have important consequences to us, including the following:

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

•	our ability to execute our acquisition and divestiture strategy; and

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
Any of these factors could result in a material adverse effect on our business, financial condition, results of operations, business prospects and ability to satisfy our obligations under the Notes.
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions to our unitholders, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all.
Refining margins are volatile and are currently experiencing a decline, and a continued reduction in our refining margins will adversely affect the amount of cash we will have available for payment of our debt obligations.
Our financial results are primarily affected by the relationship, or margin, between our specialty products prices and fuel products prices and the prices for crude oil and other feedstocks. The cost to acquire our feedstocks and the price at which we can ultimately sell our refined products depend upon numerous factors beyond our control. We are currently experiencing a significant decline in refining margins. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. There can be no assurance that our refining margins will improve.
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
Refining margins are volatile and we are currently experiencing a decline in our refining margins. There can be no assurance that our refining margins will improve. If our refining margins do not improve, it will adversely affect the amount of cash we will have available for payment of our debt obligations.
Recent declines in crude oil and natural gas prices have reduced the level of exploration, development, and production activity of our customers and the demand for our oilfield services and products, and sustained or further decreased prices could adversely affect the amount of cash we will have available for payments on our debt obligations.
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
Prices for crude oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of other economic factors that are beyond our control. Any prolonged reduction in crude oil and natural gas prices will depress the immediate levels of exploration, development and production activity which could adversely affect the amount of cash we will have available for payments of our debt obligations. Even the perception of longer-term lower crude oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of crude oil and natural gas include:

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
During 2015, the oil and natural gas industry experienced a significant decrease in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the U.S. The decline in commodity prices and the global economic conditions have continued into 2016 and low commodity prices may exist for an extended period. Low commodity prices have had an adverse effect on our financial condition. If commodity prices continue to decline or remain depressed, it could have a material adverse effect on our business, financial condition and results of operations.
If we do not successfully execute growth through acquisitions, our future growth and ability to make payments on our debt obligations may be limited.
Our ability to grow depends in substantial part on our ability to make acquisitions that result in an increase in the cash generated from operations per unit. If we are unable to make these accretive acquisitions either because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to consummate acquisitions on favorable terms, (3) unable to obtain financing for these acquisitions on economically acceptable terms, or (4) outbid by competitors, then our future growth and ability to make payments on our debt obligations may be limited. As a result of the significant decline in commodity prices and the impact on our liquidity and access to capital, and in connection with our reduced operating forecast for 2016, we expect that our ability to make acquisitions will be limited in 2016. Furthermore, any acquisition, involves potential risks, including, among other things:

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

4.1
Indenture, dated April 20, 2016, by and among the Issuers, the Guarantors and the Trustee, relating to the offering of the 2021 Notes (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

4.2
Form of 11.5% Senior Secured Note due 2021 (included in Exhibit 4.1 incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.1
Amended and Restated Collateral Trust Agreement, dated as of April 20, 2016, among the Partnership, the obligors party thereto, the secured hedge counterparties party thereto and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.2
Second Amended and Restated Intercreditor Agreement, dated April 20, 2016, by and among the Collateral Trustee, Bank of America, N.A., as administrative agent, and the obligors named therein (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 20, 2016, by and among the Partnership and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, PNC Bank, N.A., as Co-Documentation Agent and Bank of America, N.A., as Issuing Bank (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

31.1*	Sarbanes-Oxley Section 302 certification of Timothy Go.

31.2*	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1**	Section 1350 certification of Timothy Go and R. Patrick Murray, II.

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	May 6, 2016	By:	/s/ R. Patrick Murray, II
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

4.1
Indenture, dated April 20, 2016, by and among the Issuers, the Guarantors and the Trustee, relating to the offering of the 2021 Notes (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

4.2
Form of 11.5% Senior Secured Note due 2021 (included in Exhibit 4.1 incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.1
Amended and Restated Collateral Trust Agreement, dated as of April 20, 2016, among the Partnership, the obligors party thereto, the secured hedge counterparties party thereto and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.2
Second Amended and Restated Intercreditor Agreement, dated April 20, 2016, by and among the Collateral Trustee, Bank of America, N.A., as administrative agent, and the obligors named therein (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 20, 2016, by and among the Partnership and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, PNC Bank, N.A., as Co-Documentation Agent and Bank of America, N.A., as Issuing Bank (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

31.1*	Sarbanes-Oxley Section 302 certification of Timothy Go.

31.2*	Sarbanes-Oxley Section 302 certification of R. Patrick Murray, II.

32.1**	Section 1350 certification of Timothy Go and R. Patrick Murray, II.

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.