Form 10-Q
period 2016-09-30
Calumet Specialty Products Partners, L.P.
filed 2016-11-09
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 9, 2016, there were 76,383,063 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2016

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our expectations regarding annual EBITDA contributions from our multi-year, self-help program, (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (v) our ability to meet our financial commitments, minimum quarterly distributions to our unitholders, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures and (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”), (ii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (“Q1 Quarterly Report”), (iii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (“Q2 Quarterly Report”) and (iv) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$17.8	$5.6
Accounts receivable:
Trade	239.4	195.3
Other	40.7	15.4
	280.1	210.7
Inventories	409.9	384.4
Derivative assets	0.7	—
Prepaid expenses and other current assets	15.8	8.3
Total current assets	724.3	609.0
Property, plant and equipment, net	1,695.4	1,719.2
Investment in unconsolidated affiliates	5.8	126.0
Goodwill	178.6	212.0
Other intangible assets, net	187.8	214.1
Other noncurrent assets, net	48.2	64.4
Total assets	$2,840.1	$2,944.7
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$288.6	$316.6
Accrued interest payable	55.2	31.1
Accrued salaries, wages and benefits	12.4	32.9
Other taxes payable	23.3	17.9
Other current liabilities	138.9	119.0
Current portion of long-term debt	3.1	1.7
Note payable — related party	19.3	73.5
Derivative liabilities	11.0	33.9
Total current liabilities	551.8	626.6
Noncurrent deferred income taxes	2.0	2.1
Pension and postretirement benefit obligations	11.1	13.0
Other long-term liabilities	1.1	0.9
Long-term debt, less current portion	1,979.9	1,698.2
Total liabilities	2,545.9	2,340.8
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 76,383,063 units and 75,884,400 units, issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	287.5	578.0
General partner’s interest	17.4	27.5
Accumulated other comprehensive loss	(10.7)	(1.6)
Total partners’ capital	294.2	603.9
Total liabilities and partners’ capital	$2,840.1	$2,944.7
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per unit and unit data)
Sales	$966.6	$1,140.0	$2,652.5	$3,314.8
Cost of sales	856.3	975.2	2,324.7	2,752.1
Gross profit	110.3	164.8	327.8	562.7
Operating costs and expenses:
Selling	26.2	34.0	82.9	110.2
General and administrative	28.2	32.6	80.6	103.5
Transportation	42.2	45.8	126.4	130.1
Taxes other than income taxes	4.8	6.1	14.7	14.1
Asset impairment	—	33.8	33.4	33.8
Other	(1.0)	2.9	1.3	9.0
Operating income (loss)	9.9	9.6	(11.5)	162.0
Other income (expense):
Interest expense	(44.6)	(25.5)	(117.7)	(79.9)
Debt extinguishment costs	—	—	—	(46.6)
Realized loss on derivative instruments	(1.8)	(2.0)	(20.1)	(7.1)
Unrealized gain (loss) on derivative instruments	(4.9)	(5.0)	23.5	(27.7)
Loss from unconsolidated affiliates	(0.3)	(34.5)	(18.5)	(47.2)
Loss on sale of unconsolidated affiliates	—	—	(113.4)	—
Other	0.7	0.6	1.6	2.1
Total other expense	(50.9)	(66.4)	(244.6)	(206.4)
Net loss before income taxes	(41.0)	(56.8)	(256.1)	(44.4)
Income tax benefit	(7.6)	(7.9)	(7.1)	(21.8)
Net loss	$(33.4)	$(48.9)	$(249.0)	$(22.6)
Allocation of net loss:
Net loss	$(33.4)	$(48.9)	$(249.0)	$(22.6)
Less:
General partner’s interest in net loss	(0.7)	(0.9)	(5.0)	(0.4)
General partner’s incentive distribution rights	—	4.2	—	12.6
Net loss available to limited partners	$(32.7)	$(52.2)	$(244.0)	$(34.8)
Weighted average limited partner units outstanding:
Basic	77,331,347	76,112,325	76,767,975	74,499,196
Diluted	77,331,347	76,112,325	76,767,975	74,499,196
Limited partners’ interest basic and diluted net loss per unit	$(0.42)	$(0.68)	$(3.18)	$(0.47)
Cash distributions declared per limited partner unit	$—	$0.685	$0.685	$2.055
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net loss	$(33.4)	$(48.9)	$(249.0)	$(22.6)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge gain reclassified to net loss	(4.8)	(0.8)	(9.2)	(10.6)
Change in fair value of cash flow hedges	—	(1.0)	—	(7.2)
Defined benefit pension and retiree health benefit plans	—	0.2	0.1	0.5
Foreign currency translation adjustment	—	(0.5)	—	(0.8)
Total other comprehensive loss	(4.8)	(2.1)	(9.1)	(18.1)
Comprehensive loss attributable to partners’ capital	$(38.2)	$(51.0)	$(258.1)	$(40.7)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2015	$(1.6)	$27.5	$578.0	$603.9
Other comprehensive loss	(9.1)	—	—	(9.1)
Net loss	—	(5.0)	(244.0)	(249.0)
Amortization of vested phantom units	—	—	3.9	3.9
Issuances of phantom units	—	—	4.1	4.1
Settlement of tax withholdings on equity-based incentive compensation	—	—	(2.4)	(2.4)
Contributions from Calumet GP, LLC	—	0.2	—	0.2
Distributions to partners	—	(5.3)	(52.1)	(57.4)
Balance at September 30, 2016	$(10.7)	$17.4	$287.5	$294.2
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Operating activities
Net loss	$(249.0)	$(22.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127.1	107.4
Amortization of turnaround costs	25.3	19.4
Non-cash interest expense	7.2	5.2
Non-cash debt extinguishment costs	—	9.1
Provision for doubtful accounts	0.4	0.6
Unrealized (gain) loss on derivative instruments	(23.5)	27.7
Asset impairment	33.4	33.8
(Gain) loss on disposal of fixed assets	(0.5)	2.0
Non-cash equity based compensation	3.9	7.8
Deferred income tax benefit	(0.4)	(22.1)
Lower of cost or market inventory adjustment	(33.3)	57.7
Loss from unconsolidated affiliates	18.5	47.2
Loss on sale of unconsolidated affiliates	113.4	—
Other non-cash activities	3.7	4.0
Changes in assets and liabilities:
Accounts receivable	(69.8)	66.0
Inventories	16.3	28.0
Prepaid expenses and other current assets	(6.6)	2.6
Derivative activity	(18.1)	(5.4)
Turnaround costs	(8.7)	(15.2)
Other assets	(0.3)	—
Accounts payable	11.6	(92.3)
Accrued interest payable	24.1	9.0
Accrued salaries, wages and benefits	(17.0)	4.6
Other taxes payable	5.4	6.4
Other liabilities	19.9	16.0
Pension and postretirement benefit obligations	(1.8)	(0.8)
Net cash provided by (used in) operating activities	(18.8)	296.1
Investing activities
Additions to property, plant and equipment	(117.3)	(236.8)
Investment in unconsolidated affiliates	(41.9)	(58.5)
Return of investment from unconsolidated affiliate	0.9	8.5
Proceeds from sale of unconsolidated affiliates	29.0	—
Proceeds from sale of property, plant and equipment	1.9	0.5
Net cash used in investing activities	(127.4)	(286.3)
Financing activities
Proceeds from borrowings — revolving credit facility	823.2	1,055.4
Repayments of borrowings — revolving credit facility	(934.1)	(1,098.5)
Repayments of borrowings — senior notes	—	(275.0)
Repayments of borrowings — related party note	(55.4)	—
Payments on capital lease obligations	(6.2)	(6.0)
Proceeds from other financing obligations	6.9	1.1
Proceeds from senior notes offering	393.1	322.6
Debt issuance costs	(10.1)	(5.6)
Proceeds from public offerings of common units, net	—	161.4
Contributions from Calumet GP, LLC	0.2	3.5
Common units repurchased and taxes paid for phantom unit grants	(1.8)	(3.6)
Distributions to partners	(57.4)	(167.4)
Net cash provided by (used in) financing activities	158.4	(12.1)
Net increase (decrease) in cash and cash equivalents	12.2	(2.3)
Cash and cash equivalents at beginning of period	5.6	8.5
Cash and cash equivalents at end of period	$17.8	$6.2
Supplemental disclosure of non-cash financing and investing activities
Non-cash property, plant and equipment additions	$16.4	$78.9
Non-cash capital lease	$2.3	$4.4
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2016, the Company had 76,383,063 limited partner common units and 1,558,838 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
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
The unaudited condensed consolidated financial statements of the Company as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2015 Annual Report.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
RINs Obligation	$115.7	$88.4
Other	23.2	30.6
Total	$138.9	$119.0
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
From time to time, the Company holds varying amounts of RINs for resale. RINs obtained from third parties are initially recorded at their cost at the time the Company acquires them and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of sales for the period in the condensed consolidated statements of operations. The value of RINs obtained from third parties would be reflected in prepaid expenses and other assets on the condensed consolidated balance sheets. See Note 15 for further information on the Company’s RINs Obligation.
New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to provide specific guidance on eight cash flow classification issues to reduce the diversity in practice. ASU 2016-15 is effective for fiscal years (including interim periods) beginning after December 15, 2017, and will require adoption on a retrospective basis. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s condensed consolidated statements of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 606): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have an impact on the Company’s condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date by one year to annual and interim periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent considerations, identifying performance obligations, licensing, collectibility, presentation of sales taxes, non-cash consideration and transition. All implementation clarifications are effective with the same date as ASU 2014-09. The Company is currently evaluating the impact of these standards on its condensed consolidated financial statements.
Correction of Immaterial Errors
During the quarter ended September 30, 2016, the Company identified and corrected errors in the accounting for the lower of cost or market of inventory and income taxes that related to the year ended December 31, 2015. These errors primarily related to lower of cost or market (“LCM”) adjustments at its Branded and Packaging operating segment and an adjustment for a tax benefit associated with its decision to liquidate a wholly-owned C corporation as of December 31, 2015, and convert it to an entity which will not be subject to tax. The impact of correcting these items in the third quarter of 2016 increased cost of sales by $6.5 million, increased income tax benefit by $7.8 million and decreased net loss by $1.3 million. The Company concluded that the corrections to the financial statements were immaterial to its financial results for the year ended December 31, 2015, and its expected financial results for the year ending December 31, 2016.
3. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $63.6 million and $41.0 million lower as of September 30, 2016, and December 31, 2015, respectively.
Inventories consist of the following (in millions):

	September 30, 2016	December 31, 2015
Raw materials	$59.7	$47.9
Work in process	73.4	64.0
Finished goods	276.8	272.5
	$409.9	$384.4
Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the three months ended September 30, 2016 and 2015, the Company recorded $11.1 million and $56.9 million of losses, respectively, in cost of sales in the condensed consolidated statements of operations due to the LCM valuation. During the nine months ended September 30, 2016 and 2015, the Company recorded $33.3 million of gains and $57.7 million of losses, respectively, in cost of sales in the condensed consolidated statements of operations due to the LCM valuation.

4. Investment in Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates as of September 30, 2016, and December 31, 2015 (in millions):

	September 30, 2016		December 31, 2015
	Investment	Percent Ownership	Investment	Percent Ownership
Dakota Prairie Refining, LLC	$—	—%	$124.7	50.0%
Pacific New Investment Limited	4.9	13.8%	—	—%
Other	0.9		1.3
Total	$5.8		$126.0
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
Under the terms of the definitive agreement with WBI, the Company received consideration of $28.5 million, which was offset by the Company’s repayment of $36.0 million in borrowings under Dakota Prairie’s revolving credit facility. In addition, the Company’s $39.4 million letter of credit supporting the Dakota Prairie revolving credit facility was terminated. As part of the transaction, MDU and WBI released the Company from all liabilities arising out of or related to Dakota Prairie. Further, Tesoro and Dakota Prairie released the Company from all liabilities arising out of the organization, management and operation of Dakota Prairie, subject to certain limited exceptions. Also, WBI agreed to indemnify the Company from all liabilities arising out of or related to Dakota Prairie, subject to certain limited exceptions. As a result of the sale of Dakota Prairie, the Company recorded a loss on sale of unconsolidated affiliate of $113.9 million during the nine months ended September 30, 2016.
The following represents summary financial information for Dakota Prairie, presented at 100% (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue	$—	$82.3	$119.4	$132.4
Operating loss	$—	$(18.7)	$(33.5)	$(40.5)
Net loss	$—	$(19.1)	$(35.2)	$(41.4)
Pacific New Investment Limited and Shandong Hi-Speed Hainan Development Co., Ltd.
On August 5, 2015, the Company and The Heritage Group, a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). The Company expects to invest approximately $10.0 million in cash and provide a technology license in exchange for an equity interest of approximately 23.8% in PACNIL. The Company will have an equity interest of approximately 10% in Hi-Speed through its ownership in PACNIL.
The Company accounts for its ownership in PACNIL under the equity method of accounting. As of September 30, 2016, the Company had an investment of $4.9 million in PACNIL, primarily related to the purchase of equity in the Hi-Speed joint venture.
5. Goodwill
In April 2016, Calumet GP, LLC’s Board of Directors determined to suspend payment of the Company’s quarterly cash distribution to unitholders. The suspension of the quarterly cash distribution caused a sustained decrease in the Company’s common unit price. As a result, the Company determined that these events constituted a triggering event that required the Company to update its financial projections and its goodwill impairment assessment as of April 30, 2016. An impairment charge of $33.4 million for goodwill related to the fuel products segment was recorded in the unaudited condensed consolidated statements of operations within asset impairment during the nine months ended September 30, 2016. The impairment charge was primarily driven by the reduced outlook on revenues and profitability as a result of falling crude oil prices and crack spreads. There was no impairment charge in the three months ended September 30, 2016. For the three and nine months ended September 30, 2015, there was an impairment charge of $33.8 million recorded related to the oilfield services segment.
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
Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, its planned utilization rate, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s planning and capital investment reviews and include recent historical prices and published forward prices. Revenue growth rates assumed for the Company’s Great Falls reporting unit where impairment was recognized were approximately 41.1% for 2016 and (2.6)% to 39.9% for 2017 and beyond. Revenue growth rates assumed for the Company’s San Antonio reporting unit where impairment was recognized were approximately (8.5)% for 2016 and (1.0)% to 27.4% for 2017 and beyond.

•
The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. The discount rates used for the Company’s Great Falls and San Antonio reporting units where impairment was recognized were approximately 13.0% and 13.5%, respectively, per year.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty Products	Fuel Products	Oilfield Services	Total

Net balance as of December 31, 2014	$173.5	$38.5	$33.8	$245.8
Impairment (1)	—	—	(33.8)	(33.8)
Net balance as of December 31, 2015	$173.5	$38.5	$—	$212.0
Impairment (1)	—	(33.4)	—	(33.4)
Net balance as of September 30, 2016	$173.5	$5.1	$—	$178.6

(1)	Total accumulated goodwill impairment as of September 30, 2016, and December 31, 2015, is $103.2 million and $69.8 million, respectively.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls

Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenses totaled approximately $18.5 million as of September 30, 2016, of which $14.6 million was capitalized into the cost of the Company’s recently completed expansion project and $3.9 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly, and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Great Falls refinery under the asset purchase agreement. On November 24, 2015, Holly and the sellers of the Great Falls refinery under the asset purchase agreement filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court granted Holly’s motion to dismiss the case and ordered that all of the claims be addressed in arbitration. In the event the Company is unsuccessful, the Company will be responsible for the remediation expenses. The Company expects that it may incur some costs to remediate other environmental conditions at the Great Falls refinery; however, the Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
Superior Refinery
In connection with the acquisition of the Superior refinery, the Company became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to its Superior refinery. Under the Superior Consent Decree, the Company must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR. As of September 30, 2016, the Company estimates costs of up to $4.0 million to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. The Company is currently assessing certain past actions at the refinery for compliance with the terms of the Superior Consent Decree, which actions may be subject to stipulated penalties under the Superior Consent Decree but, in any event, the Company does not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, the Company is pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in the Company incurring additional costs, which could be substantial. For the three and nine months ended September 30, 2016 and 2015, the Company incurred less than $0.1 million for costs related to installing process equipment at the Superior refinery pursuant to EPA fuel content regulations.
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

Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During the three months ended September 30, 2016 and 2015, the Company incurred $0.4 million and $1.7 million, respectively, of such expenditures. During the nine months ended September 30, 2016 and 2015, the Company incurred approximately $0.8 million and $4.1 million, respectively, of such expenditures and estimates additional expenditures of approximately $2.0 million to $4.0 million of capital expenditures and expenditures related to additional personnel and environmental studies through 2016 as a result of the implementation of these requirements. These capital investment requirements are incorporated into the Company’s annual capital expenditures budget and the Company does not expect any additional capital expenditures as a result of the required audits or required operational changes included in the Global Settlement to have a material adverse effect on the Company’s financial position or results of operations.
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
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of September 30, 2016, the trust fund contained approximately $0.8 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the acquisition of Bel-Ray, the Company became a party to the Weston Agreement.
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
As of September 30, 2016, the Company had a RINs Obligation of $115.7 million. RINs expense for the three and nine months ended September 30, 2016, was $10.1 million and $35.1 million, respectively. As of September 30, 2015, the Company had a RINs Obligation of $34.1 million. RINs gain for the three and nine months ended September 30, 2015, was $3.8 million and $6.1 million, respectively.
See Note 15 for further information on the Company’s RINs Obligation.
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
The Company has completed studies to assess the adequacy of its PSM practices at its Shreveport refinery with respect to certain consensus codes and standards. During the three months ended September 30, 2016 and 2015, the Company incurred $0.1 million of PSM related capital expenditures. During the nine months ended September 30, 2016 and 2015, the Company incurred $0.4 million of PSM related capital expenditures and expects to incur up to an additional $1.0 million during 2016 to address OSHA compliance issues identified in these studies. The Company expects these capital expenditures will enhance its equipment such that the equipment maintains compliance with applicable consensus codes and standards.
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
Labor Matters
The Company has employees covered by various collective bargaining agreements. The Company’s Cotton Valley facility collective bargaining agreement was ratified on April 1, 2016, and will expire on March 31, 2019. The Dickinson facility collective bargaining agreement was ratified on April 1, 2016, and will expire on March 31, 2019. The Missouri esters facility collective bargaining agreement was ratified on May 1, 2016, and will expire on April 30, 2017. The Shreveport refinery collective bargaining agreement was ratified on July 22, 2016, and will expire April 30, 2019.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of September 30, 2016 and December 31, 2015, the Company had outstanding standby letters of credit of $112.5 million and $66.8 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 7 for additional information regarding the Company’s revolving credit facility. At September 30, 2016 and December 31, 2015, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect ($900.0 million at September 30, 2016 and $1.0 billion at December 31, 2015) with the consent of the Agent (as defined below).
As of September 30, 2016 and December 31, 2015, the Company had availability to issue letters of credit of $370.4 million and $233.5 million, respectively, under its revolving credit facility.
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due July 2019, weighted average interest rate of 4.3% at September 30, 2016	$0.1	$111.0
Borrowings under 2021 Secured Notes, interest at a fixed rate of 11.50%, interest payments semiannually, borrowings due January 2021, effective interest rate of 12.1% for the nine months ended September 30, 2016	400.0	—
Borrowings under 2021 Notes, interest at a fixed rate of 6.50%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for the nine months ended September 30, 2016	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for the nine months ended September 30, 2016 (1)	352.6	352.9
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for the nine months ended September 30, 2016	325.0	325.0
Related party note payable, interest at a fixed rate of 6.0% on a portion of the note, interest payments at various dates, borrowings due July 2016 and uncommitted prepayments due November 2016, weighted average interest rate of 6.0% for the nine months ended September 30, 2016	19.3	73.5
Other	4.6	—
Capital lease obligations, at various interest rates, interest and principal payments monthly through October 2034	47.5	46.4
Less unamortized debt issuance costs (2)	(34.5)	(28.9)
Less unamortized discounts	(12.3)	(6.5)
Total long-term debt	2,002.3	1,773.4
Less current portion of note payable — related party	19.3	73.5
Less current portion of long-term debt	3.1	1.7
	$1,979.9	$1,698.2

(1)
The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $2.6 million and $2.9 million as of September 30, 2016, and December 31, 2015, respectively (refer to Note 8 for additional information on the interest rate swap designated as a fair value hedge).

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $12.7 million and $8.1 million at September 30, 2016, and December 31, 2015, respectively.

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
The 2021 Secured, 2021, 2022 and 2023 Notes are subject to certain automatic customary releases, including the sale, disposition or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes.
The indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt or, in the case of the 2021 Secured Notes, its unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021 Secured, 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2016, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 0.6 to 1.0. As of September 30, 2016, the Company was in compliance with all covenants under the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes.
Second Amended and Restated Senior Secured Revolving Credit Facility
The Company has a $900.0 million senior secured revolving credit facility, subject to borrowing base limitations, which includes a $500.0 million incremental uncommitted expansion feature. On August 11, 2016, the Company provided notice to the lenders that it was decreasing the commitments under the revolving credit facility from $1.0 billion to $900.0 million. The revolving credit facility is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in July 2019 and currently bears interest at a rate equal to either the prime rate plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at the Company’s option. As of September 30, 2016, the margin was 50 basis points for prime rate loans and 150 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility during the preceding fiscal quarter.
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
The borrowing capacity as of September 30, 2016, under the revolving credit facility was $483.0 million. As of September 30, 2016, the Company had $0.1 million in outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $112.5 million, leaving $370.4 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).
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
As of September 30, 2016, the Company was in compliance with all covenants under the revolving credit facility.
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
Maturities of Long-Term Debt
As of September 30, 2016, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2016	$20.2
2017	3.0
2018	4.0
2019	2.4
2020	1.9
Thereafter	2,015.3
Total	$2,046.8

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets as of September 30, 2016, and December 31, 2015 (in millions):

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	$—	$(1.0)	$(1.0)	$—	$—	$—
Fuel products segment:
Crude oil swaps	9.7	(4.1)	5.6	—	—	—
Crude oil basis swaps	—	(3.7)	(3.7)	0.4	(0.4)	—
Crude oil percentage basis swaps	0.1	(0.3)	(0.2)	0.2	(0.2)	—
Crude oil options	0.2	(0.2)	—	0.8	(0.8)	—
Natural gas swaps	0.1	(0.1)	—	—	—	—
Total derivative instruments not designated as hedges	10.1	(9.4)	0.7	1.4	(1.4)	—
Total derivative instruments	$10.1	$(9.4)	$0.7	$1.4	$(1.4)	$—
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2016, and December 31, 2015 (in millions):

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	$(5.3)	$1.0	$(4.3)	$(14.9)	$—	$(14.9)
Natural gas collars	(0.1)	—	(0.1)	(0.9)	—	(0.9)
Fuel products segment:
Crude oil swaps	(7.3)	4.1	(3.2)	(5.2)	—	(5.2)
Crude oil basis swaps	(5.1)	3.7	(1.4)	(0.7)	0.4	(0.3)
Crude oil percentage basis swaps	(1.5)	0.3	(1.2)	(6.9)	0.2	(6.7)
Crude oil options	(1.0)	0.2	(0.8)	(1.1)	0.8	(0.3)
Gasoline crack spread swaps	—	—	—	(4.3)	—	(4.3)
Natural gas swaps	(0.1)	0.1	—	(1.3)	—	(1.3)
Total derivative instruments not designated as hedges	(20.4)	9.4	(11.0)	(35.3)	1.4	(33.9)
Total derivative instruments	$(20.4)	$9.4	$(11.0)	$(35.3)	$1.4	$(33.9)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of September 30, 2016, the Company had two counterparties in which the derivatives held were net assets, totaling $0.7 million. As of December 31, 2015, the Company had no counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least Baa1 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-

market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of September 30, 2016 or December 31, 2015. The Company’s contracts with these counterparties allow for netting of derivative instruments executed under each contract. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in deposits on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. As of September 30, 2016 and December 31, 2015, the Company had provided its counterparties with no collateral. For financial reporting purposes, the Company does not offset the collateral provided to a counterparty against the fair value of its obligation to that counterparty. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability.
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

The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive loss and unaudited condensed consolidated statements of partners’ capital as of and for the three months ended September 30, 2016 and 2015, related to its derivative instruments that were designated as cash flow hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss (Effective Portion)			Amount of Gain (Loss) Recognized in Net Loss on Derivatives (Ineffective Portion)
	Three Months Ended		Location of Gain (Loss)	Three Months Ended		Location of Gain (Loss)	Three Months Ended
	September 30,			September 30,			September 30,
	2016	2015		2016	2015		2016	2015
Specialty products segment:
Crude oil swaps	$—	$—	Cost of sales	$2.6	$—	Unrealized/ Realized	$—	$—
Fuel products segment:
Crude oil swaps	(2.3)	—	Cost of sales	(12.3)	(53.6)	Unrealized/ Realized	—	—
Gasoline swaps	—	2.2	Sales	—	11.4	Unrealized/ Realized	—	—
Diesel swaps	2.3	(2.7)	Sales	14.5	39.1	Unrealized/ Realized	—	—
Jet fuel swaps	—	(0.5)	Sales	—	3.9	Unrealized/ Realized	—	—
Total	$—	$(1.0)		$4.8	$0.8		$—	$—
The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive loss and unaudited condensed consolidated statements of partners’ capital as of and for the nine months ended September 30, 2016 and 2015, related to its derivative instruments that were designated as cash flow hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss (Effective Portion)			Amount of Gain (Loss) Recognized in Net Loss on Derivatives (Ineffective Portion)
	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended
	September 30,			September 30,			September 30,
	2016	2015		2016	2015		2016	2015
Specialty products segment:
Crude oil swaps	$—	$—	Cost of sales	$1.4	$1.2	Unrealized/ Realized	$—	$—
Fuel products segment:
Crude oil swaps	(8.1)	(9.0)	Cost of sales	(37.8)	(128.3)	Unrealized/ Realized	—	(0.2)
Gasoline swaps	—	5.7	Sales	—	44.7	Unrealized/ Realized	—	0.7
Diesel swaps	8.1	(4.0)	Sales	45.6	83.7	Unrealized/ Realized	—	—
Jet fuel swaps	—	0.1	Sales	—	9.3	Unrealized/ Realized	—	—
Total	$—	$(7.2)		$9.2	$10.6		$—	$0.5
The effective portion of the cash flow hedges classified in accumulated other comprehensive loss was a loss of $2.9 million as of September 30, 2016, and a gain of $6.4 million as of December 31, 2015. Absent a change in the fair market value of the underlying transactions, except for any underlying transactions pertaining to the payment of interest on existing financial instruments, the following other comprehensive income at September 30, 2016, will be reclassified to earnings by December 31, 2016, with balances being recognized as follows (in millions):

Year	Accumulated Other Comprehensive Loss
2016	$(2.9)
Total	$(2.9)

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
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, related to its derivative instrument designated as a fair value hedge (in millions):

	Location of Loss of Derivative	Amount of Loss Recognized in Net Loss				Hedged Item	Location of Gain on Hedged Item	Amount of Gain Recognized in Net Loss
		Three Months Ended September 30,		Nine Months Ended September 30,				Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015			2016	2015	2016	2015
Swaps not allocated to a specific segment:
Interest rate swap	Interest expense	$0.1	$0.1	$0.3	$0.4	2022 Notes	Interest income	$—	$—	$—	$—
Total		$0.1	$0.1	$0.3	$0.4			$—	$—	$—	$—
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
The amount reclassified from accumulated other comprehensive loss into earnings, as a result of the discontinuance of cash flow hedge accounting for certain crude oil, gasoline, jet fuel and diesel derivative instruments at the Shreveport refinery because it was no longer probable that the original forecasted transaction would occur by the end of the originally specified time period, caused the Company to recognize the following gains in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gain on derivative instruments	$—	$0.9	$—	$3.3

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Realized Loss on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Loss on Derivative Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Specialty products segment:
Natural gas swaps	$(1.8)	$(2.3)	$0.9	$(2.5)
Natural gas collars	(0.3)	—	0.3	—
Platinum swaps	—	—	—	(0.3)
Fuel products segment:
Crude oil swaps	2.1	(11.6)	(5.4)	(13.6)
Crude oil basis swaps	(1.7)	—	(0.1)	(4.5)
Crude oil percentage basis swaps	0.1	(1.3)	—	(2.4)
Crude oil options	—	7.0	(0.7)	1.1
Gasoline swaps	—	(0.2)	—	8.9
Gasoline crack spread swaps	—	(2.7)	—	3.6
Diesel swaps	—	7.3	—	7.9
Diesel crack spread swaps	—	2.0	—	(0.3)
Diesel percentage basis crack spread swaps	—	(0.1)	—	(2.6)
Natural gas swaps	(0.2)	—	0.1	(0.4)
Total	$(1.8)	$(1.9)	$(4.9)	$(5.1)
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Realized Loss on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Specialty products segment:
Natural gas swaps	$(8.4)	$(6.9)	$9.4	$(2.6)
Natural gas collars	(1.0)	—	0.9	—
Platinum swaps	—	—	—	(0.6)
Fuel products segment:
Crude oil swaps	1.3	(51.1)	7.6	42.8
Crude oil basis swaps	(1.6)	1.0	(5.0)	(5.3)
Crude oil percentage basis swaps	(4.3)	(1.3)	5.4	0.2
Crude oil options	(1.5)	5.9	(0.5)	0.1
Crude oil futures	(2.0)	—	—	—
Gasoline swaps	—	(18.6)	—	0.7
Gasoline crack spread swaps	(1.2)	(7.4)	4.3	0.4
Diesel swaps	—	66.5	—	(59.3)
Diesel crack spread swaps	—	2.9	—	3.3
Diesel percentage basis crack spread swaps	—	(0.1)	—	(5.2)
Jet fuel swaps	—	1.6	—	(1.6)
Natural gas swaps	(1.4)	—	1.4	(0.7)
Total	$(20.1)	$(7.5)	$23.5	$(27.8)

Derivative Positions — Specialty Products Segment
Natural Gas Swap Contracts
At September 30, 2016, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2016	1,540,000	$4.14
Calendar Year 2017	4,950,000	$3.85
Total	6,490,000
Average price		$3.92

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
Natural Gas Collars
At September 30, 2016, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
Fourth Quarter 2016	60,000	$4.25	$3.89
Total	60,000
Average price		$4.25	$3.89
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

Derivative Positions — Fuel Products Segment
Crude Oil Swap Contracts
At September 30, 2016, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2016	398,894	4,336	$39.46
Calendar Year 2017	1,297,977	3,556	$48.87
Total	1,696,871
Average price			$46.66
At September 30, 2016, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges:

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
Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between LLS and NYMEX WTI. At September 30, 2016, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2016	460,000	5,000	$1.80
Total	460,000
Average differential			$1.80

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
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. At September 30, 2016, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2016	1,196,000	13,000	$(13.16)
Calendar Year 2017	2,555,000	7,000	$(13.22)
Total	3,751,000
Average differential			$(13.20)
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
Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At September 30, 2016, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2016	736,000	8,000	73.5%
Calendar Year 2017	1,095,000	3,000	72.3%
Total	1,831,000
Average percentage			72.8%

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
Crude Oil Option Contracts
The Company has entered into derivative instruments to mitigate the risk of future changes in the price of NYMEX WTI crude oil. At September 30, 2016, the Company had the following derivatives related to crude oil call option purchases in its fuel products segment, none of which are designated as hedges:

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
Natural Gas Swap Contracts
At September 30, 2016, the Company had the following derivatives related to natural gas purchases in its fuel products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2016	790,000	$3.02
Total	790,000
Average price		$3.02

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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. To estimate the fair value of the Company’s fixed-to-floating interest rate swap derivative instrument, the Company uses discounted cash flows, which use observable inputs such as maturity and market interest rates. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at September 30, 2016, the Company’s net asset was increased by approximately $0.1 million and net liability was reduced by approximately $0.7 million. As a result of applying the CVA at December 31, 2015, the Company’s net liability was reduced by approximately $1.2 million.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2016, the Company’s investments associated with its pension plan (as such term is hereinafter defined) primarily consisted of mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the net asset value (“NAV”) of shares in each fund held by the pension plan at quarter end as provided by the third-party administrator. Plan investments can be redeemed within a short time frame (10 or so business days), if requested. See Note 11 for further information on pension assets.
Renewable Identification Numbers Obligation
The RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. See Note 6 for further information on the Company’s RINs Obligation.
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value at September 30, 2016, and December 31, 2015, were as follows (in millions):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crude oil swaps	$—	$—	$5.6	$5.6	$—	$—	$—	$—
Crude oil basis swaps	—	—	(3.7)	(3.7)	—	—	—	—
Crude oil percentage basis swaps	—	—	(0.2)	(0.2)	—	—	—	—
Natural gas swaps	—	—	(1.0)	(1.0)	—	—	—	—
Total derivative assets	—	—	0.7	0.7	—	—	—	—
Pension plan investments	0.5	51.7	—	52.2	0.4	47.1	—	47.5
Total recurring assets at fair value	$0.5	$51.7	$0.7	$52.9	$0.4	$47.1	$—	$47.5
Liabilities:
Derivative liabilities:
Crude oil swaps	$—	$—	$(3.2)	$(3.2)	$—	$—	$(5.2)	$(5.2)
Crude oil basis swaps	—	—	(1.4)	(1.4)	—	—	(0.3)	(0.3)
Crude oil percentage basis swaps	—	—	(1.2)	(1.2)	—	—	(6.7)	(6.7)
Crude oil options	—	—	(0.8)	(0.8)	—	—	(0.3)	(0.3)
Gasoline crack spread swaps	—	—	—	—	—	—	(4.3)	(4.3)
Natural gas swaps	—	—	(4.3)	(4.3)	—	—	(16.2)	(16.2)
Natural gas collars	—	—	(0.1)	(0.1)	—	—	(0.9)	(0.9)
Total derivative liabilities	—	—	(11.0)	(11.0)	—	—	(33.9)	(33.9)
RINs Obligation	—	(115.7)	—	(115.7)	—	(88.4)	—	(88.4)
Total recurring liabilities at fair value	$—	$(115.7)	$(11.0)	$(126.7)	$—	$(88.4)	$(33.9)	$(122.3)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015
Fair value at January 1,	$(33.9)	$17.6
Realized loss on derivative instruments	20.1	7.1
Unrealized gain (loss) on derivative instruments	23.5	(27.7)
Interest expense, net	(0.3)	(0.4)
Change in fair value of cash flow hedges	—	(7.2)
Settlements	(19.7)	(11.5)
Transfers in (out) of Level 3	—	—
Fair value at September 30,	$(10.3)	$(22.1)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$23.5	$(27.7)
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
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including indefinite-lived intangible assets and property, plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.
Estimated Fair Value of Financial Instruments
Cash
The carrying value of cash is considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at September 30, 2016, and December 31, 2015, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior secured notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility, capital lease obligations, related party note payable and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 7 for further information on long-term debt.

The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at September 30, 2016, and December 31, 2015, were as follows (in millions):

		September 30, 2016		December 31, 2015
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,275.2	$1,551.3	$1,095.8	$1,230.8
Senior secured notes	2	$458.0	$384.1	$294.1	$317.6
Revolving credit facility	3	$0.1	$0.1	$105.1	$105.1
Note payable — related party	3	$19.3	$19.3	$73.5	$73.5
Capital lease and other obligations	3	$52.1	$52.1	$46.4	$46.4
10. Partners’ Capital
The Company entered into an Equity Placement Agreement with various sales agents under which the Company issued and sold, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents (the “Equity Placement Agreement”). The Equity Placement Agreement expired in May 2016. The Equity Placement Agreement provided the Company the right, but not the obligation, to sell common units on an ongoing basis, at prices the Company deemed appropriate. These sales were made pursuant to the terms of the Equity Placement Agreement between the Company and the sales agents. The net proceeds from any sales under this agreement were used for general partnership purposes, including, among other things, repayment of indebtedness, working capital and capital expenditures. The Company’s general partner contributed its proportionate capital contribution to retain its 2% general partner interest. The Company had no sales of its common units pursuant to the Equity Placement Agreement during the three and nine months ended September 30, 2016, and the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Company sold 307,985 common units for net proceeds of approximately $7.5 million. Underwriting discounts totaled approximately $0.1 million, and the Company’s general partner contributed $0.2 million to maintain its general partner interest.
The Company’s distribution policy is defined in its partnership agreement. In April 2016, Calumet GP, LLC’s Board of Directors determined to suspend payment of the Company’s quarterly cash distribution to unitholders. Calumet GP, LLC’s Board of Directors will continue to evaluate the Company’s ability to reinstate the quarterly cash distribution. For the three months ended September 30, 2016, the Company made no distributions to its partners. For the three months ended September 30, 2015, the Company made distributions of $57.4 million, to its partners. In the nine months ended September 30, 2016 and 2015, the Company made distributions of $57.4 million and $167.4 million, respectively, to its partners.
For the three and nine months ended September 30, 2016, the general partner was allocated no incentive distribution rights. For the three and nine months ended September 30, 2015, the general partner was allocated $4.2 million and $12.6 million, respectively, in incentive distribution rights.
11. Employee Benefit Plans
The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2016 and 2015, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$—	$0.1	$—	$0.4
Interest cost	0.6	0.7	1.9	2.0
Expected return on assets	(0.8)	(0.8)	(2.4)	(2.5)
Amortization of net loss	—	0.2	0.1	0.6
Net periodic benefit cost (income)	$(0.2)	$0.2	$(0.4)	$0.5
At September 30, 2016, and December 31, 2015, the Company’s investments associated with its pension plan primarily consisted of (i) cash and cash equivalents and (ii) mutual funds. The mutual funds are categorized as Level 2 because inputs used in their valuation are not quoted prices in active markets that are indirectly observable and are valued at the NAV of shares in each fund held by the pension plan at quarter end as provided by the third-party administrator. See Note 9 for the definitions of Levels 1, 2 and 3. The Company’s pension plan assets measured at fair value at September 30, 2016, and December 31, 2015, were as follows (in millions):

	September 30, 2016		December 31, 2015
	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents	$0.5	$—	$0.4	$—
Domestic equities	—	10.3	—	9.6
Foreign equities	—	10.0	—	9.2
Fixed income	—	31.4	—	28.3
	$0.5	$51.7	$0.4	$47.1
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
12. Accumulated Other Comprehensive Loss
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive loss in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in millions):

Components of Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss				Location of Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivative gains (losses) reflected in gross profit:
	$14.5	$54.4	$45.6	$137.7	Sales
	(9.7)	(53.6)	(36.4)	(127.1)	Cost of sales
	$4.8	$0.8	$9.2	$10.6	Total

Amortization of defined benefit pension plans:
Amortization of net loss	$—	$(0.2)	$(0.1)	$(0.6)	(1)
	$—	$(0.2)	$(0.1)	$(0.6)	Total

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost (income). See Note 11 for additional details.

13. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2016 and 2015 (in millions, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(33.4)	$(48.9)	$(249.0)	$(22.6)
General partner’s interest in net loss	(0.7)	(0.9)	(5.0)	(0.4)
General partner’s incentive distribution rights	—	4.2	—	12.6
Net loss available to limited partners	$(32.7)	$(52.2)	$(244.0)	$(34.8)
Denominator for basic and diluted earnings per limited partner unit:
Basic weighted average limited partner units outstanding	77,331,347	76,112,325	76,767,975	74,499,196
Effect of dilutive securities:
Participating securities — phantom units	—	—	—	—
Diluted weighted average limited partner units outstanding (1)	77,331,347	76,112,325	76,767,975	74,499,196
Limited partners’ interest basic and diluted net loss per unit	$(0.42)	$(0.68)	$(3.18)	$(0.47)

(1) Total diluted weighted average limited partner units outstanding excludes 0.1 million and 0.2 million of dilutive phantom units for the three and nine months ended September 30, 2016, respectively. Total diluted weighted average limited partner units outstanding excludes 0.1 million of dilutive phantom units for the three and nine months ended September 30, 2015.
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

Reportable segment information for the three and nine months ended September 30, 2016 and 2015, is as follows (in millions):

Three Months Ended September 30, 2016	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$315.7	$616.6	$34.3	$966.6	$—	$966.6
Intersegment sales	0.1	12.7	—	12.8	(12.8)	—
Total sales	$315.8	$629.3	$34.3	$979.4	$(12.8)	$966.6
Loss from unconsolidated affiliates	$(0.2)	$—	$(0.1)	$(0.3)	$—	$(0.3)
Adjusted EBITDA	$43.4	$13.8	$(3.3)	$53.9	$—	$53.9
Reconciling items to net loss:
Depreciation and amortization	18.8	28.8	4.8	52.4	—	52.4
Realized loss on derivatives, not reflected in net loss or settled in a prior period	(2.6)	(2.2)	—	(4.8)	—	(4.8)
Unrealized loss on derivatives						4.9
Interest expense						44.6
Non-cash equity based compensation and other non-cash items						(2.2)
Income tax benefit						(7.6)
Net loss						$(33.4)

Three Months Ended September 30, 2015	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$342.0	$730.9	$67.1	$1,140.0	$—	$1,140.0
Intersegment sales	0.4	7.8	—	8.2	(8.2)	—
Total sales	$342.4	$738.7	$67.1	$1,148.2	$(8.2)	$1,140.0
Loss from unconsolidated affiliates	$—	$(34.4)	$(0.1)	$(34.5)	$—	$(34.5)
Adjusted EBITDA	$47.6	$28.3	$(0.5)	$75.4	$—	$75.4
Reconciling items to net loss:
Depreciation and amortization	16.5	20.5	5.7	42.7	—	42.7
Realized loss on derivatives, not reflected in net loss or settled in a prior period	—	(1.9)	—	(1.9)	—	(1.9)
Impairment charges	—	24.3	33.8	58.1	—	58.1
Unrealized loss on derivatives						5.0
Interest expense						25.5
Non-cash equity based compensation and other non-cash items						2.8
Income tax benefit						(7.9)
Net loss						$(48.9)

Nine Months Ended September 30, 2016	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$948.8	$1,615.7	$88.0	$2,652.5	$—	$2,652.5
Intersegment sales	0.5	26.4	—	26.9	(26.9)	—
Total sales	$949.3	$1,642.1	$88.0	$2,679.4	$(26.9)	$2,652.5
Loss from unconsolidated affiliates	$(0.2)	$(18.0)	$(0.3)	$(18.5)	$—	$(18.5)
Adjusted EBITDA	$160.9	$(13.3)	$(17.1)	$130.5	$—	$130.5
Reconciling items to net loss:
Depreciation and amortization	56.0	82.0	14.4	152.4	—	152.4
Realized loss on derivatives, not reflected in net loss or settled in a prior period	(1.4)	(7.8)	—	(9.2)	—	(9.2)
Impairment charges	—	33.4	—	33.4	—	33.4
Loss on sale of unconsolidated affiliate	—	113.9	—	113.9	—	113.9
Unrealized gain on derivatives						(23.5)
Interest expense						117.7
Non-cash equity based compensation and other non-cash items						1.9
Income tax benefit						(7.1)
Net loss						$(249.0)

Nine Months Ended September 30, 2015	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,074.2	$2,014.3	$226.3	$3,314.8	$—	$3,314.8
Intersegment sales	3.4	32.8	—	36.2	(36.2)	—
Total sales	$1,077.6	$2,047.1	$226.3	$3,351.0	$(36.2)	$3,314.8
Loss from unconsolidated affiliates	$—	$(46.9)	$(0.3)	$(47.2)	$—	$(47.2)
Adjusted EBITDA	$172.4	$141.7	$(18.8)	$295.3	$—	$295.3
Reconciling items to net loss:
Depreciation and amortization	49.1	60.7	17.0	126.8	—	126.8
Realized loss on derivatives, not reflected in net loss or settled in a prior period	(1.2)	(7.2)	—	(8.4)	—	(8.4)
Impairment charges	—	24.3	33.8	58.1	—	58.1
Unrealized loss on derivatives						27.7
Interest expense						79.9
Debt extinguishment costs						46.6
Non-cash equity based compensation and other non-cash items						9.0
Income tax benefit						(21.8)
Net loss						$(22.6)
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three and nine months ended September 30, 2016 and 2015. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. All oilfield services products are consolidated in a standalone category. The following table sets forth the major product category sales for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,
	2016		2015
Specialty products:
Lubricating oils	$133.0	13.8%	$143.2	12.6%
Solvents	60.6	6.3%	73.3	6.4%
Waxes	33.2	3.4%	32.8	2.9%
Packaged and synthetic specialty products	79.6	8.2%	80.0	7.0%
Other	9.3	1.0%	12.7	1.1%
Total	$315.7	32.7%	$342.0	30.0%
Fuel products:
Gasoline	$209.4	21.7%	$274.9	24.1%
Diesel	216.7	22.4%	225.7	19.8%
Jet fuel	32.3	3.3%	38.6	3.4%
Asphalt, heavy fuel oils and other	158.2	16.4%	191.7	16.8%
Total	$616.6	63.8%	$730.9	64.1%
Oilfield services:
Total	$34.3	3.5%	$67.1	5.9%
Consolidated sales	$966.6	100.0%	$1,140.0	100.0%
The following table sets forth the major product category sales for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
Specialty products:
Lubricating oils	$408.5	15.4%	$451.1	13.6%
Solvents	177.6	6.7%	241.1	7.3%
Waxes	96.7	3.6%	105.7	3.2%
Packaged and synthetic specialty products	237.1	8.9%	248.9	7.5%
Other	28.9	1.2%	27.4	0.8%
Total	$948.8	35.8%	$1,074.2	32.4%
Fuel products:
Gasoline	$599.6	22.6%	$823.8	24.9%
Diesel	594.2	22.4%	690.6	20.8%
Jet fuel	81.5	3.1%	114.7	3.5%
Asphalt, heavy fuel oils and other	340.4	12.8%	385.2	11.6%
Total	$1,615.7	60.9%	$2,014.3	60.8%
Oilfield services:
Total	$88.0	3.3%	$226.3	6.8%
Consolidated sales	$2,652.5	100.0%	$3,314.8	100.0%
d. Major Customers
During the three and nine months ended September 30, 2016 and 2015, the Company had no customer that represented 10% or greater of consolidated sales.

e. Major Suppliers
During the three months ended September 30, 2016 and 2015, the Company had two suppliers that supplied approximately 72.9% and 54.7%, respectively, of its crude oil supply. During the nine months ended September 30, 2016 and 2015, the Company had two suppliers that supplied approximately 62.6% and 50.7%, respectively, of its crude oil supply.
15. Subsequent Events
The fair value of the Company’s derivatives that were outstanding as of September 30, 2016, has decreased by approximately $5.0 million subsequent to September 30, 2016, to a net liability of approximately $14.0 million. The fair value of the Company’s senior notes has decreased by approximately $57.0 million subsequent to September 30, 2016.
On October 19, 2016, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full year 2015, as provided for under the Clean Air Act. In granting those exemptions, the EPA determined that for the full year 2015, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2016 and 2015. Investors should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with our 2015 Annual Report and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.
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
Third Quarter 2016 Update
Outlook and Trends
Commodity markets and corresponding fluctuations in product margins were volatile during 2015 and the nine months ended September 30, 2016, with the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil decreasing more than 45% in 2015 and increasing approximately 7% in the third quarter of 2016 as compared to the fourth quarter 2015. We expect this volatility to continue for the remainder of 2016. Below are factors that have impacted or may impact our results of operations during 2016:

•
Gasoline margins have been volatile, due mainly to fluctuations in domestic gasoline inventories. Presently, domestic gasoline inventories are elevated, when compared to the five-year rolling average. Diesel margins have also been negatively impacted by elevated domestic diesel inventory levels. While overall demand for motor fuels was strong in the third quarter 2016, the independent refining complex continues to operate at elevated utilization levels which, together with the impact of refined product imports, has resulted in a near-term market dynamic in which markets remain well-supplied. We expect gasoline margins to decline seasonally due to high inventory levels and the end of the summer driving season. Diesel margins are expected to improve as inventory levels have declined.

•
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. As a result, the 4% decrease in the price of RINs during the third quarter 2016 favorably affected our results of operations. It is not possible to predict what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, inclusive of the favorable impact of exemptions received, we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue.

•	Asphalt demand is expected to decline due to the seasonality of the road construction and roofing industries, which have shown decreased seasonal demand in prior years.

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

•
Volatility in crude oil and natural gas prices negatively impacted our oilfield services segment, with a more than 25% decrease in the average U.S. land-based rig count in the nine months ended September 30, 2016, however there was an increase in rig count of approximately 14% on average in the third quarter 2016. We anticipate the remainder of 2016 will be challenging, and we expect to continue to adapt our cost structure to market conditions, which we believe will position us favorably if the market ultimately recovers.

•
A further decline in market prices of crude oil, refined products or continued narrow product margins may negatively impact the results of our operations which could result in a long-lived asset or goodwill impairment as experienced in the second quarter 2016. We recorded a $113.9 million loss on the sale of Dakota Prairie Refining, LLC (“Dakota Prairie”), our joint venture with MDU Resources, Inc. (“MDU”), and an asset impairment charge of $33.4 million related to our Great Falls and San Antonio fuels refineries in the second quarter 2016.

Financial Results
We reported a net loss of $33.4 million in the third quarter 2016, versus a net loss of $48.9 million in the third quarter 2015. We reported Adjusted EBITDA (as defined in “Non-GAAP Financial Measures”) of $53.9 million in the third quarter 2016, versus $75.4 million in the third quarter 2015. We used $18.8 million of cash flow from operations in the nine months ended September 30, 2016, versus generating cash flow from operations of $296.1 million in the nine months ended September 30, 2015. Distributable Cash Flow (“DCF”) (as defined in “Non-GAAP Financial Measures”) was $10.4 million in the third quarter 2016, compared to $44.9 million in the third quarter 2015.
Our net $33.4 million loss for the third quarter 2016 includes, but is not limited to, the impact of two items: (1) an unfavorable lower of cost or market (“LCM”) inventory adjustment of $11.1 million and (2) net expense of $10.1 million related to our ongoing compliance with the U.S. Renewable Fuel Standard (“RFS”). Our Adjusted EBITDA of $53.9 million for the third quarter 2016 includes, but is not limited to, the impact of two items: (1) an unfavorable LCM inventory adjustment of $8.4 million and (2) net expense of $10.1 million related to our ongoing compliance with RFS.
Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net loss, our most directly comparable financial performance measure and for a reconciliation of Distributable Cash Flow to net cash provided by (used in) operating activities, our most directly comparable financial liquidity measure, both calculated and presented in accordance with GAAP.
Commodity markets remained volatile in the third quarter 2016, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil decreased more than 3% in the third quarter 2016, when compared to the prior year period. In the third quarter 2016, the average price differential per barrel between Western Canadian Select (“WCS”) and NYMEX WTI averaged $13 per barrel below NYMEX WTI, versus $14 per barrel below NYMEX WTI in the third quarter 2015. Given our access to cost advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade over time. In the third quarter 2016, we processed 38,000 bpd of heavy Canadian crude oil, versus 23,300 bpd in the third quarter 2015.
Specialty products segment Adjusted EBITDA was $43.4 million in the third quarter 2016, versus $47.6 million in the third quarter 2015, due primarily to a rise in crude oil prices which outpaced adjustments in product pricing and turnaround activities at two facilities, partially offset by a decrease in the unfavorable LCM inventory adjustment compared to last year’s comparable quarter. Third quarter 2016 results were impacted by an $8.7 million unfavorable LCM inventory adjustment. Specialty products represented approximately 20% of total production in the third quarter 2016. Total specialty products segment sales volumes were relatively flat in the third quarter 2016, compared to the third quarter 2015.
Fuel products segment Adjusted EBITDA was $13.8 million during the third quarter 2016, versus $28.3 million in the third quarter 2015, due primarily to a material year-over-year decline in benchmark refined products margins and elevated RFS compliance costs, partially offset by a decrease in the unfavorable LCM inventory adjustment compared to last year’s comparable quarter. Third quarter 2016 results were impacted by a $0.1 million favorable LCM inventory adjustment. Fuel products represented approximately 80% of total production during the third quarter 2016. Gasoline and diesel margins have been volatile, declining well below prior-year levels. A combination of elevated utilization within the domestic refining complex, combined with higher imports of refined products into the U.S., has led to an evolving market dynamic in which elevated crude oil inventory levels have begun to translate into elevated domestic refined product inventory levels, as regularly reported by the U.S. Department of Energy.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the U.S. Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing two barrels of crude oil into one barrel of gasoline and one barrel of ultra-low sulfur diesel fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the third quarter 2016, the Gulf Coast crack spread averaged approximately $13 per barrel compared to approximately $20 per barrel in the prior year period, an approximate 35% decline. The Gulf Coast ULSD crack spread averaged approximately $13 per barrel during the third quarter 2016, compared to approximately $17 per barrel in the prior year period. The Gulf Coast gasoline crack spread averaged approximately $14 per barrel during the third quarter 2016, compared to approximately $24 per barrel in the prior year period.

Our oilfield services segment has continued to be negatively impacted by lower crude oil and natural gas prices. While the U.S. land-based rig count declined more than 45% on a year-over-year basis, it improved by 14% on average compared to second quarter 2016. In contrast, our rig count increased roughly 32% on average during the quarter, which drove a 60% increase in sequential revenue compared to second quarter 2016. Additionally, our oilfield services segment had a $0.2 million favorable LCM inventory adjustment in the third quarter 2016. We anticipate the remainder of 2016 will be challenging, and we will continue to adapt our cost structure to market conditions, which we believe will position us favorably when the market ultimately recovers.
Liquidity Update
As of September 30, 2016, we had availability under our revolving credit facility of $370.4 million, based on a $483.0 million borrowing base, $112.5 million in outstanding standby letters of credit and $0.1 million in outstanding borrowings. In addition, we had $17.8 million of cash on hand as of September 30, 2016. We believe we will continue to have sufficient liquidity from cash on hand, cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.
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
During the third quarter 2016, we recognized RINs expense of $10.1 million, compared to a gain of $3.8 million for the third quarter 2015. Our gross RINs obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, was 99 million RINs in 2015. For the full year 2016, we anticipate our gross RINs obligation will increase to 120 million RINs, given recent production capacity expansions at two of our fuel products refineries. The gross RINs obligations exclude the potential for any subsequent hardship waivers that may or may not be granted by the EPA to any of our fuel refineries. We expect to be able to satisfy a portion of our 2016 gross RINs liability through internal blending efforts.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full year 2016.
Strategic Update
In August 2016, we announced a multi-year, self-help program that focuses on value creation through operations excellence and resource optimization. Under the program, we are pursuing a series of cost reduction initiatives, margin enhancing measures and low-to-no cost projects that are intended to reduce balance sheet leverage and increase free cash flow on a sustainable basis. By year-end 2018, the program is projected to generate an incremental $150 million to $200 million of annualized EBITDA per year as compared to 2015, including $60 million to $75 million of which is expected to be realized by year end 2016. For information on forward-looking non-GAAP EBITDA, please read “— Non-GAAP Financial Measures.”
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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015
Production Volume. The following table sets forth information about our combined operations, excluding the results of the oilfield services segment. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	141,457	134,283	5.3%	140,066	126,769	10.5%
Total feedstock runs (2)	132,911	121,440	9.4%	134,798	122,045	10.4%
Facility production: (3)
Specialty products:
Lubricating oils	13,847	11,777	17.6%	14,470	12,956	11.7%
Solvents	7,636	6,913	10.5%	7,604	8,373	(9.2)%
Waxes	1,637	1,267	29.2%	1,518	1,494	1.6%
Packaged and synthetic specialty products (4)	1,972	1,595	23.6%	2,068	1,564	32.2%
Other	1,942	1,653	17.5%	1,551	1,335	16.2%
Total	27,034	23,205	16.5%	27,211	25,722	5.8%
Fuel products:
Gasoline	35,141	36,147	(2.8)%	37,039	36,770	0.7%
Diesel	35,166	29,347	19.8%	35,190	29,403	19.7%
Jet fuel	5,423	4,849	11.8%	5,139	4,980	3.2%
Asphalt, heavy fuels and other	31,119	24,725	25.9%	30,768	24,772	24.2%
Total	106,849	95,068	12.4%	108,136	95,925	12.7%
Total facility production (3)	133,883	118,273	13.2%	135,347	121,647	11.3%
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

The increase in total sales volume for the three months ended September 30, 2016, as compared to the same period in 2015, is due primarily to increased sales volumes of fuel products including diesel and asphalt as a result of increased production at the Great Falls refinery from the expansion project completed in the first quarter 2016 and market conditions.
The increase in total sales volume for the nine months ended September 30, 2016, as compared to the same period in 2015, is due primarily to increased sales volume of lubricating oils, diesel and asphalt as a result of market conditions and increased production at the Great Falls refinery from the expansion project completed in the first quarter 2016.

(2)	Total feedstock runs represent the bpd of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The increase in total feedstock runs for the three months ended September 30, 2016, as compared to the same period in 2015, is due primarily to increased feedstock runs at the Great Falls refinery from the expansion project completed in the first quarter 2016 and improved operational reliability, partially offset by scheduled turnaround activity at two of our facilities.
The increase in total feedstock runs for the nine months ended September 30, 2016, as compared to the same period in 2015, is due primarily to increased feedstock runs at the Great Falls refinery from the expansion project completed in first quarter 2016 and improved operational reliability, partially offset by decreased feedstock runs related to the production of solvents as a result of market conditions.

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

The change in total facility production for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, is due primarily to the operational items discussed above in footnote 2.

(4)	Packaged and synthetic specialty products include production at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net loss and net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Sales	$966.6	$1,140.0	$2,652.5	$3,314.8
Cost of sales	856.3	975.2	2,324.7	2,752.1
Gross profit	110.3	164.8	327.8	562.7
Operating costs and expenses:
Selling	26.2	34.0	82.9	110.2
General and administrative	28.2	32.6	80.6	103.5
Transportation	42.2	45.8	126.4	130.1
Taxes other than income taxes	4.8	6.1	14.7	14.1
Asset impairment	—	33.8	33.4	33.8
Other	(1.0)	2.9	1.3	9.0
Operating income (loss)	9.9	9.6	(11.5)	162.0
Other income (expense):
Interest expense	(44.6)	(25.5)	(117.7)	(79.9)
Debt extinguishment costs	—	—	—	(46.6)
Realized loss on derivative instruments	(1.8)	(2.0)	(20.1)	(7.1)
Unrealized gain (loss) on derivative instruments	(4.9)	(5.0)	23.5	(27.7)
Loss from unconsolidated affiliates	(0.3)	(34.5)	(18.5)	(47.2)
Loss on sale of unconsolidated affiliates	—	—	(113.4)	—
Other	0.7	0.6	1.6	2.1
Total other expense	(50.9)	(66.4)	(244.6)	(206.4)
Net loss before income taxes	(41.0)	(56.8)	(256.1)	(44.4)
Income tax benefit	(7.6)	(7.9)	(7.1)	(21.8)
Net loss	$(33.4)	$(48.9)	$(249.0)	$(22.6)
EBITDA	$48.1	$4.7	$(11.3)	$189.5
Adjusted EBITDA	$53.9	$75.4	$130.5	$295.3
Distributable Cash Flow	$10.4	$44.9	$17.0	$216.8
Non-GAAP Financial Measures
We include in this Quarterly Report the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. We provide reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net loss, our most directly comparable financial performance measure. We also provide a reconciliation of Distributable Cash Flow to Net cash provided by (used in) operating activities, our most directly comparable liquidity measure. Both Net loss and Net cash provided by (used in) operating activities are calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The definitions of Adjusted EBITDA and Distributable Cash Flow that are presented in this Quarterly Report reflect the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2021 Secured, 2021, 2022 and 2023 Notes (as defined in this Quarterly Report). We are required to report Consolidated Cash Flow to the holders of our 2021 Secured, 2021, 2022 and 2023 Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please refer to “Liquidity and Capital Resources” within this item for additional details regarding the covenants governing our debt instruments.
The preliminary expected range for forward-looking non-GAAP EBITDA contained in this Quarterly Report is provided only on a non-GAAP basis, due to the inherent difficulty of calculating items that would be included in Net loss on a GAAP basis. As a result, reconciliation of forward-looking non-GAAP EBITDA to Net loss is not available without unreasonable effort, and Calumet is unable to address the probable significance of information that is currently unavailable. It is expected that non-GAAP EBITDA, when reported, will reflect the exclusion of, among other things, interest expense, depreciation and amortization, and income taxes.
EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to Net loss, Operating income (loss), Net cash provided by (used in) operating activities or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA and Distributable Cash Flow, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA and Distributable Cash Flow are only three of several measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA and Distributable Cash Flow in the same manner.
The following tables present a reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow, Segment Adjusted EBITDA to EBITDA and Net loss, and Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(33.4)	$(48.9)	$(249.0)	$(22.6)
Add:
Interest expense	44.6	25.5	117.7	79.9
Debt extinguishment costs	—	—	—	46.6
Depreciation and amortization	44.5	36.0	127.1	107.4
Income tax benefit	(7.6)	(7.9)	(7.1)	(21.8)
EBITDA	$48.1	$4.7	$(11.3)	$189.5
Add:
Unrealized (gain) loss on derivative instruments	$4.9	$5.0	$(23.5)	$27.7
Realized loss on derivatives, not included in net loss or settled in a prior period	(4.8)	(1.9)	(9.2)	(8.4)
Amortization of turnaround costs	7.9	6.7	25.3	19.4
Impairment charges	—	58.1	33.4	58.1
Loss on sale of unconsolidated affiliate	—	—	113.9	—
Non-cash equity based compensation and other non-cash items	(2.2)	2.8	1.9	9.0
Adjusted EBITDA	$53.9	$75.4	$130.5	$295.3
Less:
Replacement and environmental capital expenditures (1)	$8.8	$16.3	$19.9	$33.6
Cash interest expense (2)	42.0	23.2	110.5	74.7
Turnaround costs	0.6	9.3	8.7	15.2
Loss from unconsolidated affiliates	(0.3)	(10.4)	(18.5)	(23.2)
Income tax benefit	(7.6)	(7.9)	(7.1)	(21.8)
Distributable Cash Flow	$10.4	$44.9	$17.0	$216.8

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net loss:
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$43.4	$47.6	$160.9	$172.4
Fuel products Adjusted EBITDA	13.8	28.3	(13.3)	141.7
Oilfield services Adjusted EBITDA	(3.3)	(0.5)	(17.1)	(18.8)
Total segment Adjusted EBITDA	$53.9	$75.4	$130.5	$295.3
Less:
Unrealized gain (loss) on derivative instruments	$4.9	$5.0	$(23.5)	$27.7
Realized loss on derivatives, not included in net loss or settled in a prior period	(4.8)	(1.9)	(9.2)	(8.4)
Amortization of turnaround costs	7.9	6.7	25.3	19.4
Impairment charges	—	58.1	33.4	58.1
Loss on sale of unconsolidated affiliate	—	—	113.9	—
Non-cash equity based compensation and other non-cash items	(2.2)	2.8	1.9	9.0
EBITDA	$48.1	$4.7	$(11.3)	$189.5
Less:
Interest expense	$44.6	$25.5	$117.7	$79.9
Debt extinguishment costs	—	—	—	46.6
Depreciation and amortization	44.5	36.0	127.1	107.4
Income tax benefit	(7.6)	(7.9)	(7.1)	(21.8)
Net loss	$(33.4)	$(48.9)	$(249.0)	$(22.6)

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Distributable Cash Flow	$17.0	$216.8
Add:
Replacement and environmental capital expenditures (1)	19.9	33.6
Cash interest expense (2)	110.5	74.7
Turnaround costs	8.7	15.2
Loss from unconsolidated affiliates	(18.5)	(23.2)
Income tax benefit	(7.1)	(21.8)
Adjusted EBITDA	$130.5	$295.3
Less:
Unrealized (gain) loss on derivative instruments	$(23.5)	$27.7
Realized loss on derivatives, not included in net loss or settled in a prior period	(9.2)	(8.4)
Amortization of turnaround costs	25.3	19.4
Impairment charges	33.4	58.1
Loss on sale of unconsolidated affiliate	113.9	—
Non-cash equity based compensation and other non-cash items	1.9	9.0
EBITDA	$(11.3)	$189.5
Add:
Unrealized (gain) loss on derivative instruments	$(23.5)	$27.7
Cash interest expense (2)	(110.5)	(74.7)
Asset impairment	33.4	33.8
Non-cash equity based compensation	3.9	7.8
Deferred income tax benefit	(0.4)	(22.1)
Lower of cost or market inventory adjustment	(33.3)	57.7
Loss from unconsolidated affiliates	18.5	47.2
Loss on sale of unconsolidated affiliates	113.4	—
Amortization of turnaround costs	25.3	19.4
Income tax benefit	7.1	21.8
Provision for doubtful accounts	0.4	0.6
Debt extinguishment costs	—	(37.5)
Changes in assets and liabilities:
Accounts receivable	(69.8)	66.0
Inventories	16.3	28.0
Other current assets	(6.6)	2.6
Turnaround costs	(8.7)	(15.2)
Derivative activity	(18.1)	(5.4)
Other assets	(0.3)	—
Accounts payable	11.6	(92.3)
Accrued interest payable	24.1	9.0
Other current liabilities	8.3	27.0
Other, including changes in noncurrent liabilities	1.4	5.2
Net cash provided by (used in) operating activities	$(18.8)	$296.1

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended September 30, 2016 and 2015
Sales. Sales decreased $173.4 million, or 15.2%, to $966.6 million in the three months ended September 30, 2016, from $1,140.0 million in the same period in 2015. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2016	2015	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$133.0	$143.2	(7.1)%
Solvents	60.6	73.3	(17.3)%
Waxes	33.2	32.8	1.2%
Packaged and synthetic specialty products (1)	79.6	80.0	(0.5)%
Other (2)	9.3	12.7	(26.8)%
Total specialty products	$315.7	$342.0	(7.7)%
Total specialty products sales volume (in barrels)	2,315,000	2,314,000	—%
Average specialty products sales price per barrel	$136.37	$147.80	(7.7)%

Fuel products:
Gasoline	$209.4	$263.5	(20.5)%
Diesel	202.2	186.6	8.4%
Jet fuel	32.3	34.7	(6.9)%
Asphalt, heavy fuel oils and other (3)	158.2	191.7	(17.5)%
Hedging activities	14.5	54.4	(73.3)%
Total fuel products	$616.6	$730.9	(15.6)%
Total fuel products sales volume (in barrels)	10,699,000	10,040,000	6.6%
Average fuel products sales price per barrel (excluding hedging activities)	$56.28	$67.38	(16.5)%
Average fuel products sales price per barrel (including hedging activities)	$57.63	$72.80	(20.8)%

Total oilfield services	$34.3	$67.1	(48.9)%

Total sales	$966.6	$1,140.0	(15.2)%
Total specialty and fuel products sales volume (in barrels)	13,014,000	12,354,000	5.3%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

(2)	Represents fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Superior and San Antonio refineries to third-party customers.

The components of the $26.3 million decrease in specialty products segment sales for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Sales price	$(25.7)
Volume	(0.6)
Total specialty products segment sales decrease	$(26.3)
Specialty products segment sales decreased $26.3 million period over period, or 7.7%, primarily due to a decrease in the average selling price per barrel. Sales decreased $25.7 million compared to the third quarter 2015 due to a 7.7% decrease in the average selling price per barrel primarily as a result of lower lubricating oils and solvents average selling prices due to market conditions, while the average cost of crude oil per barrel decreased 5.0%. Sales volume was relatively flat as compared to the same period in 2015.
The components of the $114.3 million decrease in fuel products segment sales for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Sales price	$(118.7)
Hedging activities	(39.9)
Volume	44.3
Total fuel products segment sales decrease	$(114.3)
Fuel products segment sales decreased $114.3 million period over period, or 15.6%, primarily due to a decrease in the average selling price per barrel and a $39.9 million decrease in realized derivative gains recorded in sales on our fuel products cash flow hedges, partially offset by increased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $11.10, or 16.5%, resulting in a $118.7 million decrease in sales, compared to a 8.2% decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel is primarily due to market conditions. Sales volume increased 6.6% primarily due to increased sales volume of diesel and asphalt primarily as a result of the Great Falls refinery expansion completed in 2016 and decreased sales volume of gasoline primarily due to market conditions.
Oilfield services segment sales decreased $32.8 million period over period, or 48.9%, primarily due to lower sales volume driven by a decline in rig count. Our rig count decreased 45.9% primarily as a result of a 44.6% decrease in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2016, which have resulted in an unfavorable impact on our sales in 2016. Although significant cost reduction efforts have taken effect within the segment, customer activity was well below prior-year levels during the third quarter 2016, resulting in a decline in net sales quarter over quarter.

Gross Profit. Gross profit decreased $54.5 million, or 33.1%, to $110.3 million in the three months ended September 30, 2016, from $164.8 million in the same period in 2015. Gross profit for our specialty products, fuel products and oilfield services segments were as follows:

	Three Months Ended September 30,
	2016	2015	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$81.0	$89.0	(9.0)%
Percentage of sales	25.7%	26.0%
Specialty products gross profit per barrel	$34.99	$38.46	(9.0)%
Fuel products:
Gross profit excluding hedging activities	$19.8	$57.4	(65.5)%
Hedging activities	2.2	0.8	175.0%
Gross profit	$22.0	$58.2	(62.2)%
Percentage of sales	3.6%	8.0%
Fuel products gross profit per barrel (excluding hedging activities)	$1.85	$5.72	(67.7)%
Fuel products gross profit per barrel (including hedging activities)	$2.06	$5.80	(64.5)%
Oilfield services:
Gross profit	$7.3	$17.6	(58.5)%
Percentage of sales	21.3%	26.2%
Total gross profit	$110.3	$164.8	(33.1)%
Percentage of sales	11.4%	14.5%
The components of the $8.0 million decrease in specialty products segment gross profit for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2015 reported gross profit	$89.0
Sales price	(25.7)
Volume	(0.3)
Cost of materials	12.1
LCM inventory adjustment	4.7
Operating costs	1.2
Three months ended September 30, 2016 reported gross profit	$81.0
The decrease in specialty products segment gross profit of $8.0 million for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to a decrease in the average selling price per barrel, partially offset by a $4.7 million decrease in the unfavorable LCM inventory adjustment, lower cost of materials and a $1.2 million decrease in operating costs. Sales price and cost of materials, net, lowered gross profit by $13.6 million, as the average selling price per barrel decreased 7.7%, while the average cost of crude oil per barrel decreased 5.0%.

The components of the $36.2 million decrease in fuel products segment gross profit for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2015 reported gross profit	$58.2
Sales price	(118.7)
RINs expense	(13.9)
Operating costs	(9.8)
Cost of materials	53.2
LCM inventory adjustment	42.7
Volume	8.9
Hedging activities	1.4
Three months ended September 30, 2016 reported gross profit	$22.0
The decrease in fuel products segment gross profit of $36.2 million for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to narrowing crack spreads, a $13.9 million increase in RINs expense and a $9.8 million increase in operating costs, partially offset by a $42.7 million decrease in the unfavorable LCM inventory adjustment, increased sales volume and a $1.4 million increase in realized gains on derivatives. During the 2016 period, crack spreads narrowed as the average cost of crude oil per barrel decreased 8.2% and the average selling price per barrel decreased by 16.5%. The $13.9 million increase in RINs expense primarily resulted from increased RINs market pricing and increased production. The increase in operating costs was primarily due to increased depreciation and amortization and natural gas costs, partially offset by lower repairs and maintenance.
The decrease in oilfield services segment gross profit of $10.3 million for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to decreased sales volume driven by a decline in rig count and a $1.6 million decrease in the favorable LCM inventory adjustment. Volatility in crude oil and natural gas prices resulted in significant reduction in our customers’ drilling and production activities, which had an unfavorable impact on gross profit in 2016. In addition, the continued decrease in crude oil prices created pricing pressure in the basins in which we operate.
Selling. Selling expenses decreased $7.8 million, or 22.9%, to $26.2 million in the three months ended September 30, 2016, from $34.0 million in the same period in 2015. The decrease was due primarily to a $4.4 million decrease in salaries and benefits primarily as a result of workforce reductions related to the oilfield services segment, a $1.7 million decrease in depreciation and amortization and a $1.2 million decrease in professional fees expense.
General and administrative. General and administrative expenses decreased $4.4 million, or 13.5%, to $28.2 million in the three months ended September 30, 2016, from $32.6 million in the same period in 2015. The decrease was due primarily to a $4.9 million decrease in incentive compensation costs and a $2.0 million decrease in professional fees expense, partially offset by a $1.6 million increase in salaries and benefits and a $0.5 increase in amortization expense.
Transportation. Transportation expenses decreased $3.6 million, or 7.9%, to $42.2 million in the three months ended September 30, 2016, from $45.8 million in the same period in 2015. This decrease was due primarily to decreased freight rates and decreased drilling and production activities by our customers in the oilfield services segment, partially offset by increased sales of asphalt.
Interest expense. Interest expense increased $19.1 million, or 74.9%, to $44.6 million in the three months ended September 30, 2016, from $25.5 million in the same period in 2015, due primarily to an increase in the amount of our outstanding long-term debt, higher interest rates on senior secured notes issued in April 2016 compared to other outstanding long-term debt and decreased capitalized interest.

Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	(In millions)
Derivative gain reflected in sales	$14.5	$54.4
Derivative loss reflected in cost of sales	(9.7)	(53.6)
Derivative gain reflected in gross profit	$4.8	$0.8

Realized loss on derivative instruments	$(1.8)	$(2.0)
Unrealized loss on derivative instruments	(4.9)	(5.0)
Derivative gain reflected in interest expense	0.1	0.1
Total derivative loss reflected in the unaudited condensed consolidated statements of operations	$(1.8)	$(6.1)
Total loss on commodity derivative settlements	$(1.8)	$(3.1)
Realized loss on derivative instruments. Realized loss on derivative instruments decreased $0.2 million to $1.8 million in the three months ended September 30, 2016, from $2.0 million in the prior year period. The change was due primarily to decreased realized losses of approximately $3.2 million related to settlements of derivative instruments used to economically crude oil that are not classified as hedges for accounting purposes, partially offset by a $2.9 million decrease in premiums received for crude oil option contracts.
Unrealized loss on derivative instruments. Unrealized loss on derivative instruments decreased $0.1 million to $4.9 million in the three months ended September 30, 2016, from $5.0 million in the prior year period. The change is due primarily to decreased unrealized gains related to derivative instruments used to economically hedge crude oil and natural gas that are not classified as hedges for accounting purposes.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates decreased $34.2 million to $0.3 million in the three months ended September 30, 2016, from $34.5 million in the same period in 2015, due primarily to the sale of Dakota Prairie in June 2016.
Income tax benefit. Income tax benefit decreased $0.3 million to $7.6 million in the three months ended September 30, 2016, from $7.9 million in the prior year period. The change was due primarily to the conversion of ADF Holdings, Inc. to ADF Holdings, LLC and Anchor Drilling Fluids USA, Inc. to Anchor Drilling Fluids USA, LLC in 2015, which decreased the proportion of losses subject to federal, state and local income taxes, partially offset by a $7.8 million income tax refund in 2016.

Changes in Results of Operations for the Nine Months Ended September 30, 2016 and 2015
Sales. Sales decreased $662.3 million, or 20.0%, to $2,652.5 million in the nine months ended September 30, 2016, from $3,314.8 million in the same period in 2015. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2016	2015	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$408.5	$451.1	(9.4)%
Solvents	177.6	241.1	(26.3)%
Waxes	96.7	105.7	(8.5)%
Packaged and synthetic specialty products (1)	237.1	248.9	(4.7)%
Other (2)	28.9	27.4	5.5%
Total specialty products	$948.8	$1,074.2	(11.7)%
Total specialty products sales volume (in barrels)	7,435,000	7,050,000	5.5%
Average specialty products sales price per barrel	$127.61	$152.37	(16.2)%

Fuel products:
Gasoline	$599.6	$779.1	(23.0)%
Diesel	548.6	606.9	(9.6)%
Jet fuel	81.5	105.4	(22.7)%
Asphalt, heavy fuel oils and other (3)	340.4	385.2	(11.6)%
Hedging activities	45.6	137.7	66.9%
Total fuel products	$1,615.7	$2,014.3	(19.8)%
Total fuel products sales volume (in barrels)	30,943,000	27,558,000	12.3%
Average fuel products sales price per barrel (excluding hedging activities)	$50.74	$68.10	(25.5)%
Average fuel products sales price per barrel (including hedging activities)	$52.22	$73.09	(28.6)%

Total oilfield services	$88.0	$226.3	(61.1)%

Total sales	$2,652.5	$3,314.8	(20.0)%
Total specialty and fuel products sales volume (in barrels)	38,378,000	34,608,000	10.9%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

(2)	Represents fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Superior, San Antonio and Shreveport refineries to third-party customers.

The components of the $125.4 million decrease in specialty products segment sales for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Sales price	$(184.2)
Volume	58.8
Total specialty products segment sales decrease	$(125.4)
Specialty products segment sales decreased $125.4 million period over period, or 11.7%, primarily due to a decrease in the average selling price per barrel, partially offset by higher sales volume. Sales decreased $184.2 million compared to the 2015 period due to a 16.2% decrease in the average selling price per barrel, primarily as a result of decreased lubricating oils and solvents average selling prices due to market conditions, while the average cost of crude oil per barrel decreased 17.9%. The increase in sales volume is due primarily to higher sales volume of lubricating oils, partially offset by decreased sales volume of solvents and waxes due to market conditions.
The components of the $398.6 million decrease in fuel products segment sales for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Sales price	$(537.0)
Hedging activities	(92.1)
Volume	230.5
Total fuel products segment sales decrease	$(398.6)
Fuel products segment sales decreased $398.6 million period over period, or 19.8%, primarily due to a decrease in the average selling price per barrel and a $92.1 million decrease in realized derivative gains recorded in sales on our fuel products cash flow hedges, partially offset by increased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $17.36, or 25.5%, resulting in a $537.0 million decrease in sales, compared to a 22.1% decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel is primarily due to market conditions. Sales volume increased 12.3% primarily due to increased sales volume of diesel and asphalt as a result of the Great Falls refinery expansion project completed in 2016, partially offset by decreased sales volume of gasoline primarily due to market conditions.
Oilfield services segment sales decreased $138.3 million period over period, or 61.1%, primarily due to decreased sales volume driven by a decline in rig count. Our rig count decreased 55.2% primarily as a result of a 54.5% decrease in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2016, resulting in a decline in net sales year over year.

Gross Profit. Gross profit decreased $234.9 million, or 41.7%, to $327.8 million in the nine months ended September 30, 2016, from $562.7 million in the same period in 2015. Gross profit for our specialty, fuel products and oilfield services segments were as follows:

	Nine Months Ended September 30,
	2016	2015	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$278.8	$298.9	(6.7)%
Percentage of sales	29.4%	27.8%
Specialty products gross profit per barrel	$37.50	$42.40	(11.6)%
Fuel products:
Gross profit excluding hedging activities	$27.2	$205.8	(86.8)%
Hedging activities	7.8	9.4	(17.0)%
Gross profit	$35.0	$215.2	(83.7)%
Percentage of sales	2.2%	10.7%
Fuel products gross profit per barrel (excluding hedging activities)	$0.88	$7.47	(88.2)%
Fuel products gross profit per barrel (including hedging activities)	$1.13	$7.81	(85.5)%
Oilfield services:
Gross profit	$14.0	$48.6	(71.2)%
Percentage of sales	15.9%	21.5%
Total gross profit	$327.8	$562.7	(41.7)%
Percentage of sales	12.4%	17.0%
The components of the $20.1 million decrease in specialty products segment gross profit for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2015 reported gross profit	$298.9
Sales price	(184.2)
Operating costs	(3.2)
Cost of materials	101.6
LCM inventory adjustment	41.6
Volume	24.1
Nine months ended September 30, 2016 reported gross profit	$278.8
The decrease in specialty products segment gross profit of $20.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to a decrease in the average selling price per barrel and a $3.2 million increase in operating costs, partially offset by decreased cost of materials, a $41.6 million decrease in the unfavorable LCM inventory adjustment and increased sales volume. Sales price and cost of materials, net, lowered gross profit by $82.6 million, as the average selling price per barrel decreased 16.2%, while the average cost of crude oil per barrel decreased 17.9%. The increase in operating costs was due primarily to increased depreciation expense, partially offset by lower natural gas costs.

The components of the $180.2 million decrease in fuel products segment gross profit for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2015 reported gross profit	$215.2
Sales price	(537.0)
RINs expense	(41.2)
Operating costs	(29.1)
Hedging activities	(1.6)
Cost of materials	339.3
Volume	53.8
LCM inventory adjustment	35.6
Nine months ended September 30, 2016 reported gross profit	$35.0
The decrease in fuel products segment gross profit of $180.2 million for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to narrowing crack spreads, a $41.2 million increase in RINs expense and a $29.1 million increase in operating costs, partially offset by increased sales volume and a $35.6 million decrease in the unfavorable LCM inventory adjustment. During the 2016 period, crack spreads narrowed as the average cost of crude oil per barrel decreased 22.1% and the average selling price per barrel decreased by 25.5%. The $41.2 million increase in RINs expense primarily resulted from increased RINs market pricing and increased production, partially offset by a reduction of the RINs liability as result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for certain of our refineries for the 2014 calendar year. The increase in operating costs was primarily due to increased depreciation expense and repairs and maintenance expense, partially offset by decreased utilities costs.
The decrease in oilfield services segment gross profit of $34.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to decreased sales volume driven by a decline in rig count, partially offset by a $13.8 million decrease in the unfavorable LCM inventory adjustment. Volatility in crude oil and natural gas prices resulted in significant reduction in our customers’ drilling and production activities, which had an unfavorable impact on our gross profit in 2016. The continued decrease in crude oil prices created pricing pressure in the basins in which we operate.
Selling. Selling expenses decreased $27.3 million, or 24.8% to $82.9 million in the nine months ended September 30, 2016, from $110.2 million in the same period in 2015. The decrease was due primarily to a $12.9 million decrease in salaries and benefits primarily as a result of workforce reductions in the oilfield services segment, a $5.7 million decrease in professional fees expense, a $5.1 million decrease in depreciation and amortization and a $3.1 million decrease in advertising expense.
General and administrative. General and administrative expenses decreased $22.9 million, or 22.1%, to $80.6 million in the nine months ended September 30, 2016, from $103.5 million in the same period in 2015. The decrease was due primarily to a $16.5 million decrease in incentive compensation costs, a $6.3 million legal matters reserve recognized in the 2015 period, a $3.9 million decrease in professional fees expense and a $2.3 million decrease in severance expense, partially offset by a $5.3 million increase in salaries and benefits.
Transportation. Transportation expenses decreased $3.7 million, or 2.8%, to $126.4 million in the nine months ended September 30, 2016, from $130.1 million in the same period in 2015. This decrease was due primarily to decreased drilling and production activities by our customers in the oilfield services segment and decreased freight rates, partially offset by increased sales of lubricating oils and asphalt.
Asset impairment. We recorded an impairment charge of $33.4 million during the nine months ended September 30, 2016, related to the fuel products segment compared to an impairment charge of $33.8 million during the nine months ended September 30, 2015, related to the oilfield services segment. The impairment charges were driven primarily by our reduced outlook on revenues and profitability as a result of the continued decline of crude oil prices and product margins.
Interest expense. Interest expense increased $37.8 million, or 47.3%, to $117.7 million in the nine months ended September 30, 2016, from $79.9 million in the same period in 2015, due primarily to an increase in the amount of our outstanding long-term debt, higher interest rates on senior secured notes issued in April 2016 compared to other outstanding long-term debt and decreased capitalized interest.
Debt extinguishment costs. Debt extinguishment costs were $46.6 million for the nine months ended September 30, 2015. Debt extinguishment costs were due primarily to the redemption of the 2020 Notes with a portion of the net proceeds from the issuance of the 2023 Notes in the 2015 period, with no comparable activity in the 2016 period.

Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Derivative gain reflected in sales	$45.6	$137.7
Derivative loss reflected in cost of sales	(36.4)	(127.1)
Derivative gain reflected in gross profit	$9.2	$10.6

Realized loss on derivative instruments	$(20.1)	$(7.1)
Unrealized gain (loss) on derivative instruments	23.5	(27.7)
Derivative gain reflected in interest expense	0.3	0.4
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$12.9	$(23.8)
Total loss on commodity derivative settlements	$(20.1)	$(4.9)
Realized loss on derivative instruments. Realized loss on derivative instruments increased $13.0 million to $20.1 million in the nine months ended September 30, 2016, from $7.1 million in the prior year period. The change was primarily due to increased realized losses of approximately $6.6 million related to settlements of derivative instruments used to economically hedge crack spreads and crude oil that are not classified as hedges for accounting purposes, increased realized losses of approximately $3.9 million on natural gas swaps used to economically hedge natural gas purchases, a $1.8 million decrease in premiums received for crude oil option contracts and decreased gain ineffectiveness of approximately $0.7 million.
Unrealized gain (loss) on derivative instruments. Unrealized gain (loss) on derivative instruments increased $51.2 million to a gain of $23.5 million in the nine months ended September 30, 2016, from a loss of $27.7 million in the prior year period. The change is primarily due to decreased unrealized losses of approximately $50.4 million related to derivative instruments used to economically hedge crack spreads, crude oil and natural gas that are not classified as hedges for accounting purposes.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates decreased $28.7 million to $18.5 million in the nine months ended September 30, 2016, from $47.2 million in the same period in 2015, primarily due to the sale of Dakota Prairie in June 2016.
Loss on sale of unconsolidated affiliates. Loss on sale of unconsolidated affiliates was $113.4 million in the nine months ended September 30, 2016. The loss on sale of unconsolidated affiliates was primarily due to the $113.9 million loss on sale of our Dakota Prairie joint venture in June 2016.
Income tax benefit. Income tax benefit decreased $14.7 million to $7.1 million in the nine months ended September 30, 2016, from $21.8 million in the prior year period. The change was primarily due to the conversion of ADF Holdings, Inc. to ADF Holdings, LLC and Anchor Drilling Fluids USA, Inc. to Anchor Drilling Fluids USA, LLC in 2015, which decreased the proportion of losses subject to federal, state and local income taxes, partially offset by a $7.8 million income tax refund in 2016.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash provided by (used in) operating activities	$(18.8)	$296.1
Net cash used in investing activities	(127.4)	(286.3)
Net cash provided by (used in) financing activities	158.4	(12.1)
Net increase (decrease) in cash and cash equivalents	$12.2	$(2.3)
Operating Activities. Operating activities used cash of $18.8 million during the nine months ended September 30, 2016, compared to providing cash of $296.1 million during the same period in 2015. The change is primarily due to increased net loss of $226.4 million, a decrease in non-cash charges of $24.6 million and increased working capital requirements in 2016 using $45.0 million compared to 2015 working capital requirements providing $18.9 million. Working capital increases were primarily driven by increased accounts receivable due to timing of cash receipts and decreased accrued salaries, wages and benefits, partially offset by decreased accounts payable.
Investing Activities. Cash used in investing activities decreased to $127.4 million during the nine months ended September 30, 2016, compared to $286.3 million used during the prior year period. The decrease is primarily due to a decrease in capital expenditures of $119.5 million primarily due to the completion of several capital improvement projects, proceeds of $29.0 million primarily related to the sale of Dakota Prairie and a decrease in net joint venture investments of $9.0 million.

Financing Activities. Financing activities provided cash of $158.4 million in the nine months ended September 30, 2016, compared to using $12.1 million during the prior year period. This increase is due primarily to repayments of senior notes of $275.0 million in the 2015 period, decreased distributions of $110.0 million and increased net proceeds from the private placements of senior notes of $66.0 million, partially offset by decreased net proceeds from public offerings of common units (including our general partner’s contributions) of $164.7 million, increased payments on the revolving credit facility of $67.8 million and $55.4 million of repayments of a related party note in 2016.
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
Under the terms of the definitive agreement with WBI, we received consideration of $28.5 million, which was offset by our repayment of $36.0 million in borrowings under Dakota Prairie’s revolving credit facility. In addition, our $39.4 million letter of credit supporting the Dakota Prairie revolving credit facility was terminated. As part of the transaction, MDU and WBI released us from all liabilities arising out of or related to Dakota Prairie. Further, Tesoro and Dakota Prairie released us from all liabilities arising out of the organization, management and operation of Dakota Prairie, subject to certain limited exceptions. Also, WBI agreed to indemnify us from all liabilities arising out of or related to Dakota Prairie, subject to certain limited exceptions. As a result of the sale of Dakota Prairie, we recorded a loss on sale of unconsolidated affiliate of $113.9 million during the nine months ended September 30, 2016.
On August 5, 2015, we and The Heritage Group, a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). We expect to invest approximately $10.0 million in cash and provide a technology license in exchange for an equity interest of approximately 23.8% in PACNIL. The Company will have an equity interest of approximately 10% in Hi-Speed through its ownership in PACNIL. As of September 30, 2016, we had an investment of $4.9 million in PACNIL, primarily related to the purchase of equity in the Hi-Speed joint venture.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures, turnaround capital expenditures and joint venture contributions in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Capital improvement expenditures	$57.3	$242.2
Replacement capital expenditures	14.5	23.8
Environmental capital expenditures	5.4	9.8
Turnaround capital expenditures	8.7	15.2
Joint venture contributions, net (1)	12.0	50.0
Total	$97.9	$341.0
(1) Includes proceeds from sale of unconsolidated affiliates and return of capital.
For the full year 2016, we expect capital spending to range between $125.0 million and $135.0 million. We anticipate that future capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Replacement and environmental capital expenditures for 2016 include a portion of the $2.0 million to $4.0 million in environmental projects to be spent as required by our settlement with the LDEQ under the “Small Refinery and Single Site Refining Initiative.” Please read Note 6 of Part I, Item 1 “Financial Statements — Commitments and Contingencies — Environmental — Occupational Health and Safety” for additional information.
In February 2016, we completed an expansion project that increased production capacity at our Great Falls refinery by 15,000 bpd to 25,000 bpd.
Turnaround spending requirements for 2016 are primarily related to scheduled turnaround activity at our Shreveport, San Antonio and Princeton refineries. We expect these expenditures will be funded primarily through cash flow from operations. During the nine months ended September 30, 2016, we spent approximately $8.7 million primarily related to the scheduled turnaround activities explained above, funded through cash flow from operations and borrowings under our revolving credit facility.
Debt and Credit Facilities
As of September 30, 2016, our primary debt and credit instruments consisted of:

•
a $900.0 million senior secured revolving credit facility maturing in July 2019, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (“revolving credit facility”);

•	$400.0 million of 11.50% senior secured notes due 2021 (“2021 Secured Notes”);

•	$900.0 million of 6.50% senior notes due 2021 (“2021 Notes”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”);

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”); and

•	$19.3 million related party note payable.
We were in compliance with all covenants under the debt instruments in place as of September 30, 2016, and believe we have adequate liquidity to conduct our business.
Short Term Liquidity
As of September 30, 2016, our principal sources of short-term liquidity were (i) $370.4 million of availability under our revolving credit facility and (ii) $17.8 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On September 30, 2016, we had availability on our revolving credit facility of $370.4 million, based on a $483.0 million borrowing base, $112.5 million in outstanding standby letters of credit and $0.1 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of fifteen lenders with total commitments of $900.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended September 30, 2016, were $61.0 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended September 30, 2016, availability for additional borrowings under our revolving credit facility was approximately $347.9 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to the prime rate plus a basis points margin or the LIBOR rate plus a basis points margin, at our option. As of September 30, 2016, this margin was 50 basis points for prime rate loans and 150 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility during the preceding fiscal quarter.

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
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes, other than the 2021 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2016, we had $400.0 million in 2021 Secured Notes, $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. As of December 31, 2015, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt and, in the case of the 2021 Secured Notes, our unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2016, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 0.6 to 1.0.

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
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured, on a ratable basis with the 2021 Secured Notes, by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of September 30, 2016. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
The fair value of our derivatives that were outstanding as of September 30, 2016, decreased by approximately $5.0 million subsequent to September 30, 2016, to a net liability of approximately $14.0 million. All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads or interest rates to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity.
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
Equity Transactions
We entered into an Equity Placement Agreement with various sales agents under which we issued and sold, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents (the “Equity Placement Agreement”). The Equity Placement Agreement expired in May 2016. The net proceeds from any sales under this agreement were used for general partnership purposes, which included, among other things, repayment of indebtedness, working capital and capital expenditures. Our general partner contributed its proportionate capital contribution to retain its 2% general partner interest. For the three and nine months ended September 30, 2016, we had no sales of our common units under the Equity Placement Agreement.

In April 2016, the Board of Directors of our general partner suspended payment of our quarterly cash distribution to unitholders. The Board of Directors of our general partner will continue to evaluate our ability to reinstate the distribution. During 2016, we have made the following cash distributions on all outstanding common units (including our general partner’s incentive distribution rights) (in millions except per unit data):

Quarter Ended	Declaration Date	Record Date	Distribution Date	Quarterly Distribution per Unit	Aggregate Quarterly Distribution	Annualized Distribution per Unit	Aggregate Annualized Distribution
December 31, 2015	January 19, 2016	February 2, 2016	February 12, 2016	$0.685	$57.4	$2.74	$229.6
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of September 30, 2016, at current maturities and reflecting only those line items that have materially changed since December 31, 2015, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$916.5	$167.9	$330.7	$301.7	$116.2
Operating lease obligations (2)	157.8	40.9	62.7	32.1	22.1
Letters of credit (3)	112.5	112.5	—	—	—
Purchase commitments (4)	583.8	376.1	191.7	16.0	—
Employment agreements	3.9	1.9	1.4	0.6	—
Financing activities:
Capital lease obligations	47.5	2.2	4.7	1.9	38.7
Long-term debt obligations, excluding capital lease obligations	1,999.3	20.4	1.9	1,301.9	675.1
Total obligations	$3,821.3	$721.9	$593.1	$1,654.2	$852.1

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

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon the Base Volume, we expect to purchase $35.8 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of September 30, 2016. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures for the remainder of 2016, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the three and nine months ended September 30, 2016.

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

The following table provides a summary of crude oil swap purchases as of September 30, 2016 in our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2016	398,894	4,336	$39.46
Calendar Year 2017	1,297,977	3,556	$48.87
Total	1,696,871
Average price			$46.66
The following table provides a summary of crude oil swap sales as of September 30, 2016 in our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Calendar Year 2017	528,520	1,448	$41.56
Total	528,520
Average price			$41.56
We have entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between LLS and NYMEX WTI. The following table provides a summary of crude oil basis swap contracts as of September 30, 2016 in our fuel products segment:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2016	460,000	5,000	$1.80
Total	460,000
Average differential			$1.80

We have entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. The following table provides a summary of crude oil basis swap contracts as of September 30, 2016 in our fuel products segment:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2016	1,196,000	13,000	$(13.16)
Calendar Year 2017	2,555,000	7,000	$(13.22)
Total	3,751,000
Average differential			$(13.20)
We have entered into derivative instruments to secure a percentage differential on WCS crude oil to NYMEX WTI. The following table provides a summary of crude oil percentage basis swap contracts related to crude oil purchases as of September 30, 2016 in our fuel products segment:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2016	736,000	8,000	73.5%
Calendar Year 2017	1,095,000	3,000	72.3%
Total	1,831,000
Average percentage			72.8%
We have entered into derivative instruments to mitigate the risk of future changes in the price of NYMEX WTI crude oil. The following table provides a summary of crude oil call option purchases as of September 30, 2016 in our fuel products segment:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Call ($/Bbl)
Fourth Quarter 2016	350,000	3,804	$55.00
Total	350,000
Average price			$55.00
The following table provides a summary of natural gas swaps as of September 30, 2016 in our fuel products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2016	790,000	$3.02
Total	790,000
Average price		$3.02
The following table provides a summary of natural gas swaps as of September 30, 2016 in our specialty products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2016	1,540,000	$4.14
Calendar Year 2017	4,950,000	$3.85
Total	6,490,000
Average price		$3.92

The following table provides a summary of natural gas collars as of September 30, 2016 in our specialty products segment:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
Fourth Quarter 2016	60,000	$4.25	$3.89
Total	60,000
Average price		$4.25	$3.89
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
We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded at fair value at settlement due to the volatility of commodity prices. Holding all other variables constant, we expect a $1.00 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of September 30, 2016:

In millions
Crude oil swaps	$1.2
Crude oil basis swaps	$4.2
Crude oil percentage basis swaps	$1.8
Crude oil option contracts	$0.4
Natural gas swaps	$7.3
Natural gas collars	$0.1
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
Holding other variables constant (RINs requirements), a $1.00 increase in the price of RINs as of September 30, 2016, would be expected to have a negative impact on net loss for 2016 of approximately $127.0 million.
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
For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes on this fixed rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of September 30, 2016, and December 31, 2015, which we disclose in Note 7 — “Long-Term Debt” and Note 9 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Secured Notes	$458.0	$384.1	$—	$—
2021 Notes	$734.3	$889.7	$798.3	$888.0
2022 Notes	$278.5	$343.5	$297.5	$342.8
2023 Notes	$262.4	$318.1	$294.1	$317.6
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $900.0 million revolving credit facility as of September 30, 2016, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $0.1 million and $111.0 million of variable rate debt as of September 30, 2016, and December 31, 2015, respectively. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of September 30, 2016, would have an immaterial impact on net loss and cash flows for the 2016 period.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016 because of the material weaknesses described below, which have not been remediated as of such date.
During the quarter ended September 30, 2016, we identified material weaknesses in internal control over financial reporting that resulted in errors to the consolidated financial statements for the year ended December 31, 2015, which were corrected in the condensed consolidated financial statements for the period ended September 30, 2016, as more fully discussed in Note 2 to the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016.
The identified material weaknesses pertain to the (1) insufficient execution of the Company’s review controls at the Branded and Packaging operating segment and the lack of appropriately designed corporate-level management review controls to monitor the segment level controls over the accuracy of the accounting for the lower of cost or market of inventory and (2) the insufficient execution of the Company’s review controls over the accuracy of the accounting for income taxes.
Planned Remediation Efforts to Address Material Weaknesses
In order to remediate these material weaknesses and further strengthen the overall controls surrounding our accounting for the lower of cost or market of inventory at both the individual segment level and corporate level and income taxes, we are taking the following steps to improve the overall processes and controls in our finance function:

•
reviewing procedures and controls related to (1) lower of cost or market of inventory at both the individual segment level and corporate level and (2) income taxes and implementing improved procedures and controls within these processes and

•	devoting appropriate corporate resources to enhance the execution of the Company’s review procedures for lower of cost or market of inventory.
Subsequent to the quarter ended September 30, 2016, we have begun the remediation process outlined above.
We intend that the remediation of the material weaknesses will be completed by the end of fiscal 2016; however, these material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot make any assurances that we will successfully remediate these material weaknesses within the anticipated timeframe. See Note 2 to the condensed consolidated financial statements for further information.
(b) Changes in Internal Control over Financial Reporting
Except for the remediation actions taken to date with respect to the material weaknesses described above, there was no change in our internal control over financial reporting during the third quarter 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	November 9, 2016	By:	/s/ R. Patrick Murray, II
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