Form 10-K
period 2016-12-31
Calumet Specialty Products Partners, L.P.
filed 2017-03-06
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐      No ☑
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $294.1 million on June 30, 2016, based on $4.90 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.
On March 6, 2017, there were 76,691,864 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2016 ANNUAL REPORT

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

PART I
Items 1 and 2. Business and Properties
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northwest Wisconsin, northern Montana, western Pennsylvania, Texas, New Jersey and eastern Missouri. We own and lease oilfield services locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. We own and lease additional facilities, primarily related to production and distribution of specialty, fuel and oilfield services products, throughout the United States (“U.S.”). Our business is organized into three segments: specialty products, fuel products and oilfield services. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, TruFuel and Quantum brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and heavy fuel oils, and from time to time resell purchased crude oil to third party customers. Our oilfield services segment manufactures and markets products and provides oilfield services including drilling fluids, completion fluids and solids control services to the oil and gas exploration industry throughout the U.S. For the year ended December 31, 2016, approximately 34.8% of our sales and 82.8% of our gross profit were generated from our specialty products segment, approximately 61.7% of our sales and 11.8% of our gross profit were generated from our fuel products segment and approximately 3.5% of our sales and 5.4% of our gross profit were generated from our oilfield services segment.
Our Primary Operating Assets
Our primary operating assets consist of:

Refinery/Facility	Location	Year Acquired	Current Feedstock Throughput Capacity in Barrels Per Day (“bpd”)	Products
Shreveport	Louisiana	2001	60,000	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt
Superior	Wisconsin	2011	45,000	Gasoline, diesel, asphalt and heavy fuel oils
Great Falls	Montana	2012	25,000	Gasoline, diesel, jet fuel and asphalt
San Antonio	Texas	2013	21,000	Diesel, jet fuel, gasoline, other fuel products and solvents
Cotton Valley	Louisiana	1995	13,500	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids
Princeton	Louisiana	1990	10,000	Specialty lubricating oils, including process oils, base oils, transformer oils and refrigeration oils, and asphalt
Karns City	Pennsylvania	2008	5,500	Specialty white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates
Dickinson	Texas	2008	1,300	Specialty white mineral oils, compressor lubricants, natural petroleum sulfonates and biodiesel
Calumet Packaging	Louisiana	2012	N/A	Specialty products including premium industrial and consumer synthetic lubricants, fuels and solvents
Royal Purple	Texas	2012	N/A	Specialty products including premium industrial and consumer synthetic lubricants
Bel-Ray	New Jersey	2013	N/A	Specialty products including premium industrial and consumer synthetic lubricants and greases
Missouri	Missouri	2012	N/A	Specialty products including polyolester-based synthetic lubricants

Drilling and Oilfield Services Assets. Anchor Drilling Fluids (as defined below) manufactures and markets specialty products and provides oilfield services including drilling fluids, completion fluids and solids control services to the oil and gas exploration industry. We design, manufacture and package these specialty products at our locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. These locations serve the great majority of major onshore oil fields in the U.S.
Crude Oil Logistics Assets. We own and operate seven crude oil loading facilities and related assets in North Dakota and Montana, which provide us the ability to transport crude oil directly from the point of lease into our crude oil loading facilities, and then onto the Enbridge Pipeline System (“Enbridge Pipeline”) where it can be routed to our Superior refinery and/or third party customers.
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
We also use approximately 2,700 leased railcars to receive crude oil or distribute our products throughout the U.S. and Canada. In total, we have approximately 12.9 million barrels of aggregate storage capacity at our facilities and leased storage locations.
Business Strategies
Our management team is dedicated to improving our operations by executing the following strategies:

•
Maintain Sufficient Levels of Liquidity. We are actively focused on maintaining sufficient liquidity to fund our operations and business strategies. In view of current volatility in market conditions and as part of a broader effort to maintain an adequate level of liquidity, the board of directors of our general partner unanimously voted to suspend the then-current quarterly cash distribution of $0.685 per unit, or $2.74 per unit on an annualized basis, effective beginning the quarter ended March 31, 2016.

•
Concentrate on Stable Cash Flows. We intend to continue to focus on operating assets and businesses that generate stable cash flows. Approximately 34.8% of our sales and 82.8% of our gross profit in 2016 were generated by the sale of specialty products, a segment of our business which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our fuel products segment, which accounted for 61.7% of our sales and 11.8% of our gross profit in 2016, we seek to mitigate our exposure to fuel products margin volatility by generally maintaining a fuel products hedging program for crude oil basis differentials and fuel product crack spreads. In the future, we intend to shift more of our focus to our specialty products business to further reduce our exposure to commodity price volatility.

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

•
Enhance Profitability of Our Existing Assets. We have increased our focus on identifying opportunities to improve our existing asset base and to increase our throughput, profitability and cash flows. Historical examples include projects designed to maximize the profitability of our acquired assets, such as: (1) the enhancements at our San Antonio refinery completed in December 2013, which allowed us to blend finished gasoline and increased the refinery’s production capacity from 14,500 bpd to 18,000 bpd, (2) the more than doubling of esters production capacity at our Missouri facility completed in December 2015, and (3) the increase of production capacity at our Great Falls refinery from 10,000 bpd to 25,000 bpd, which was completed in February 2016. We intend to further increase the profitability of our existing asset base through various low capital requirement measures which may include changing the product mix of our processing units, debottlenecking units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. We also are increasing our focus on optimizing current operations through improving reliability, product quality enhancements, product yield improvements and energy savings initiatives.

•
Disciplined Approach to Strategic and Complementary Acquisitions. Our senior management team is focused on acquiring assets and product lines where we can enhance operations and improve profitability. In the future, we intend to continue pursuing prudent, accretive acquisitions that will benefit our company over the long term. We intend to reduce our leverage over time and maintain sufficient liquidity to execute our acquisition strategy. We also may pursue strategic acquisitions of assets or agreements with third parties that offer the opportunity for operational efficiencies, the potential for increased utilization and expansion of facilities, or the expansion of product offerings principally in our specialty products segment. In addition, we may pursue selected acquisitions. Since 2011 we have completed the following acquisitions to enhance and diversify our existing specialty products, fuel products and oilfield services segments:

•	Superior, Wisconsin, refinery (“Superior”) — a refinery that produces and sells gasoline, diesel, asphalt and heavy fuel oils acquired in September 2011 (“Superior Acquisition”).

•	Calumet Packaging, LLC (“Calumet Packaging”) — formerly known as TruSouth Oil, LLC, a specialty petroleum packaging and distribution company acquired in January 2012.

•	Louisiana, Missouri, (“Missouri”) facility — an aviation and refrigerant synthetic lubricants business acquired in January 2012.

•	Royal Purple, Inc. (“Royal Purple”) — a leading independent formulator and marketer of specialty synthetic lubricants and greases acquired in July 2012.

•	Montana Refining Company, Inc. (“Great Falls”) — a refinery that produces and sells gasoline, diesel, jet fuel and asphalt products acquired in October 2012.

•	San Antonio, Texas, refinery (“San Antonio”) — a refinery that produces and sells diesel, gasoline, jet fuel, other fuel products and solvents acquired in January 2013.

•	Crude oil logistics assets — crude oil loading facilities and related assets in North Dakota and Montana acquired in August 2013.

•	Bel-Ray Company, LLC (“Bel-Ray”) — a manufacturer and global distributor of high-performance synthetic lubricants and greases acquired in December 2013.

•	United Petroleum, LLC assets (“United Petroleum”) — a marketer and distributor of high performance lubricants acquired in February 2014.

•
ADF Holdings, Inc., the parent company of Anchor Drilling Fluids USA, Inc. (subsequently converted to Anchor Drilling Fluids, LLC (“Anchor Drilling Fluids”) — an independent provider and marketer of drilling fluids and completion fluids to the oil and gas exploration industry acquired in March 2014.

•
Oilfield services assets — a full-service drilling fluids and solids control company with primary operations in the Eagle Ford, Marcellus and Utica shale formations acquired from Specialty Oilfield Services, Ltd. in August 2014.

Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•
We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of approximately 3,500 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. A contributing factor in our ability to produce numerous specialty products is our ability to ship products between our facilities for product upgrading in order to meet customer specifications.

•
We Have Strong Relationships with a Broad Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Our customer base includes more than 4,400 active accounts and we are continually seeking new customers. No single customer accounted for more than 10% of our consolidated sales in each of the three years ended December 31, 2016, 2015 and 2014.

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

•
We Have an Experienced Management Team. Our team’s extensive experience and contacts within the refining industry provide a strong foundation and focus for managing and enhancing our operations, accessing strategic asset portfolio opportunities and constructing and enhancing the profitability of new assets.

Potential Acquisition and Divestiture Activities
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
Our acquisition program targets properties that management believes will be financially accretive, and we intend to focus on targeted strategic acquisitions of specialty products assets that leverage an existing core competency and that have an identifiable competitive advantage we can exploit as the new owner.
As part of this strategy, we are in the process of evaluating our portfolio to identify potential divestiture candidates that are non-core to our business and which are worth more to a strategic buyer than to us, while seeking to maximize our return on invested capital. This strategy will allow us to focus on a portfolio of core specialty products assets with significant potential to increase our ability to generate stable to growing cash flows, optimize our assets, improve our operating efficiency and capture increased feedstock advantages.
As we continue to seek to optimize our asset portfolio, which may include the divestiture of certain non-core assets, we intend to redeploy capital into projects to develop assets that are better suited to our core specialty products business strategy. During the past five years, we have invested approximately $750 million in growth projects and joint ventures, some of which management believes in hindsight were not in line with our strategic objectives. For example, several growth projects, such as the Dakota Prairie Refining, LLC refinery joint venture, required significant upfront capital, which we financed, and had multiyear lead times, increasing our leverage and limiting our ability to grow our quarterly distributions to unitholders during that time. These projects were in process during periods in which market dynamics and return profiles changed dramatically. Going forward, we intend to tailor our approach toward owning businesses with stable to growing cash flows. As a result, we may pursue potential arrangements with third parties to divest certain non-core assets to enable us to further reduce the amount of our required capital commitments and potential capital expenditures. We expect that any potential divestitures of non-core assets could provide us with cash to reinvest in our business and repay debt, reducing our reliance on the capital markets for sources of financing. However, as we develop our strategy with respect to our non-core assets, any changes in our key assumptions regarding such assets may require us to record an impairment charge.
We typically do not announce a transaction until we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of an acquisition or divestiture until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential acquisition or divestiture can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement will be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future acquisition or divestiture efforts will be successful. Although we expect the acquisitions we make to be accretive in the long term, we can provide no assurance that our expectations will ultimately be realized.
Partnership Structure and Management
Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of March 6, 2017, we have 76,691,864 common units and 1,565,140 general partner units outstanding. Our general partner owns 2% of the Company and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”

Our Operating Assets and Contractual Arrangements
General
The following table sets forth information about our combined operations, excluding the results of operations of our oilfield services segment. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The table includes the results of operations of our United Petroleum assets commencing February 28, 2014:

	Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	140,180	126,216	11.1%	126,216	122,852	2.7%
Total feedstock runs (2)	134,163	123,051	9.0%	123,051	117,427	4.8%
Facility production: (3)
Specialty products:
Lubricating oils	14,697	13,325	10.3%	13,325	11,836	12.6%
Solvents	7,427	7,942	(6.5)%	7,942	8,934	(11.1)%
Waxes	1,571	1,460	7.6%	1,460	1,510	(3.3)%
Packaged and synthetic specialty products (4)	2,074	1,584	30.9%	1,584	1,754	(9.7)%
Other	1,553	1,355	14.6%	1,355	1,829	(25.9)%
Total specialty products	27,322	25,666	6.5%	25,666	25,863	(0.8)%
Fuel products:
Gasoline	37,713	37,691	0.1%	37,691	34,221	10.1%
Diesel	34,808	30,204	15.2%	30,204	27,074	11.6%
Jet fuel	5,306	5,157	2.9%	5,157	4,799	7.5%
Asphalt, heavy fuel oils and other	29,780	24,077	23.7%	24,077	22,189	8.5%
Total fuel products	107,607	97,129	10.8%	97,129	88,283	10.0%
Total facility production (3)	134,929	122,795	9.9%	122,795	114,146	7.6%

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

The following table sets forth information about our combined sales of principal products and services by segment. The table includes the results of operations of our United Petroleum assets commencing February 28, 2014, and Anchor Drilling Fluids commencing March 31, 2014:

	Year Ended December 31,
	2016		2015		2014
	(In millions)	% of Sales	(In millions)	% of Sales	(In millions)	% of Sales
Sales of specialty products:
Lubricating oils	$538.7	15.0%	$575.6	13.7%	$748.4	12.9%
Solvents	237.7	6.6%	302.0	7.2%	485.2	8.4%
Waxes	128.7	3.6%	136.9	3.2%	144.1	2.5%
Packaged and synthetic specialty products (1)	311.2	8.6%	316.6	7.5%	313.5	5.4%
Other (2)	36.0	1.0%	36.7	0.9%	38.0	0.7%
Total	1,252.3	34.8%	1,367.8	32.5%	1,729.2	29.9%
Sales of fuel products:
Gasoline	844.3	23.5%	1,047.1	24.9%	1,443.1	24.9%
Diesel	808.4	22.4%	894.8	21.2%	1,197.4	20.7%
Jet fuel	117.5	3.3%	149.6	3.6%	199.3	3.4%
Asphalt, heavy fuel oils and other (3)	451.8	12.5%	471.0	11.1%	853.6	14.7%
Total	2,222.0	61.7%	2,562.5	60.8%	3,693.4	63.7%
Sales of oilfield services:	125.1	3.5%	282.5	6.7%	368.5	6.4%
Consolidated sales	$3,599.4	100.0%	$4,212.8	100.0%	$5,791.1	100.0%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

(2)
Represents by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Montana, Superior and San Antonio refineries to third party customers.

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

The following table sets forth historical information about production at our Shreveport refinery:

	Shreveport Refinery
	Year Ended December 31,
	2016	2015	2014
	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	40,845	40,726	35,140
Total refinery production (2) (3)	42,075	41,588	34,189

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
The Shreveport refinery has a flexible operational configuration and operating personnel that facilitate development of new product opportunities. Product mix may fluctuate from one period to the next to capture market opportunities. The refinery has an idle residual fluid catalytic cracking unit and a number of idle towers that can be utilized for future project needs. Certain idle towers were utilized as a part of the Shreveport refinery expansion project completed in 2008.
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
The Superior refinery consists of fourteen major processing units including hydrotreating, catalytic reforming, fluid catalytic cracking and alkylation units and approximately 3.1 million barrels of storage capacity in 76 tanks and related loading and unloading facilities and utilities.
The following table sets forth historical information about production at our Superior refinery:

	Superior Refinery
	Year Ended December 31,
	2016	2015	2014
	(In bpd)
Crude oil throughput capacity	45,000	45,000	45,000
Total feedstock runs (1) (2)	35,840	36,270	36,736
Total refinery production (2)	35,623	35,916	35,712

(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Superior refinery.

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
Finished fuel products produced at the Superior refinery are sold through the Superior refinery truck rack, several Magellan pipeline terminals in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota and Utah and through our Duluth terminal. The Superior wholesale fuel business also sells gasoline wholesale to Calumet branded gas stations located throughout the Upper Midwest (including Minnesota, Wisconsin and Michigan), which are owned and operated by independent franchisees. The Superior refinery ships finished fuel products by railcar, truck and pipeline service. Asphalt products produced at the Superior refinery are shipped by railcar and truck service and are sold through our terminals in Rhinelander and Crookston and through other leased terminals in the U.S.
Finished fuel products sales are primarily made through spot agreements and short-term contracts. Asphalt is primarily sold through spot agreements and short-term contracts with customers primarily located in and around the Upper Midwest, North Dakota, South Dakota, Utah and New York.
The Superior refinery receives crude oil via pipeline. The Enbridge Pipeline delivers crude oil to the Superior refinery and the refinery is adjacent to one of the Enbridge Pipeline’s first crude oil holding facilities after crossing the Canadian border into the U.S., providing reliable access to high quality crude oil from the Bakken shale formation in North Dakota and from western Canada.
Great Falls Refinery
The Great Falls refinery, located on an 86 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 25,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. In February 2016, we completed an expansion project which added 15,000 bpd of crude throughput capacity to the refinery.
The Great Falls refinery consists of fifteen major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 1.1 million barrels of storage capacity in 75 tanks and related loading and unloading facilities and utilities.
The following table sets forth historical information about production at the Great Falls refinery:

	Great Falls Refinery
	Year Ended December 31,
	2016	2015	2014
	(In bpd)
Crude oil throughput capacity	25,000	10,000	10,000
Total feedstock runs (1) (2)	20,930	10,307	10,201
Total refinery production (2)	21,259	10,525	10,274

(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Great Falls refinery.

(2)
Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products and volume loss.

Currently, the Great Falls refinery produces gasoline, diesel, jet fuel and asphalt. The Great Falls refinery ships finished fuel and asphalt by railcar and truck service. Finished fuel and asphalt sales are primarily made through spot agreements and short-term contracts.
The Great Falls refinery purchases crude oil from various suppliers and receives crude oil by pipeline through the Front Range Pipeline via the Bow River Pipeline in Canada, providing reliable access to high quality crude oil from western Canada.
In February 2016, we completed an expansion project that increased production capacity at our Great Falls refinery by 15,000 bpd to 25,000 bpd. This project allows us to further capitalize on local access to cost-advantaged Bow River crude oil, while producing additional fuels and refined products for delivery into the regional market. The scope of this project included the installation of a new crude unit that can process up to 25,000 bpd of crude oil and other feedstocks, a hydrogen plant and a 20,000 bpd mild hydrocracker.

San Antonio Refinery
The San Antonio refinery, located on a 32 acre site in San Antonio, Texas, has aggregate crude oil throughput capacity of 21,000 bpd and processes light crude oil from south Texas, including the Eagle Ford shale formation, into a variety of transportation fuels, petrochemical and refinery feedstocks, and aliphatic solvents. The San Antonio refinery consists of six major processing units including crude oil fractionation, naphtha hydrotreating, catalytic reforming, distillate hydrotreating, aromatic saturation and specialty fractionation. The refinery has approximately 200,000 barrels of storage capacity in 65 tanks and related loading and unloading facilities and utilities.
Currently, the San Antonio refinery produces diesel, jet fuel, gasoline, other fuel products and a variety of aliphatic solvents. The San Antonio refinery is compliant with federal regulations for ultra-low sulfur diesel. The San Antonio refinery ships products by railcar and truck service. Product sales are primarily made through spot agreements and short-term contracts. The San Antonio refinery purchases crude oil and intermediate products from various suppliers and receives crude oil by pipeline originating from its crude oil terminal in Elmendorf, Texas (“Elmendorf”), providing reliable access to high quality crude oil from Texas, primarily the Eagle Ford shale formation. The San Antonio refinery has a long term agreement with TexStar Midstream Logistics, L.P. (“TexStar”) under which TexStar operates the Karnes North Pipeline System (“KNPS”), which transports crude oil from Karnes City, Texas, to Elmendorf. Currently, the San Antonio refinery receives at least 12,000 bpd of crude oil at the refinery through the KNPS-Elmendorf terminal supply route. Elmendorf has aggregate storage capacity of approximately 200,000 barrels.
Since acquiring the San Antonio refinery, we have expanded the refinery’s capabilities by adding 6,500 bpd of crude oil throughput capacity and adding additional processing and blending facilities which allow the San Antonio refinery to blend up to 6,000 bpd of finished gasoline. Additionally, we completed a project in December 2015 that provides us the capability to take a portion of the San Antonio refinery’s diesel and jet fuel production and convert it into up to 3,000 bpd of higher margin solvent products that meet customer requirements for low aromatic content. We are also beginning to integrate the San Antonio refinery into our other specialty products operations by producing intermediate feedstocks which our Shreveport refinery utilizes in the production of lubricating oils.
The following table sets forth historical information at our San Antonio refinery:

	San Antonio Refinery
	Year Ended December 31,
	2016	2015	2014
	(In bpd)
Crude oil throughput capacity	21,000	21,000	17,500
Total feedstock runs (1) (2)	17,374	16,442	14,617
Total refinery production (2) (3)	16,736	15,708	13,541

(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our San Antonio refinery.

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

The following table sets forth historical information about production at our Cotton Valley refinery:

	Cotton Valley Refinery
	Year Ended December 31,
	2016	2015	2014
	(In bpd)
Crude oil throughput capacity	13,500	13,500	13,500
Total feedstock runs (1) (2)	6,021	6,413	6,580
Total refinery production (2) (3)	5,399	6,103	6,544

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

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
The Cotton Valley refinery receives crude oil via tank truck and the Plains pipeline system. The Cotton Valley refinery’s feedstock is primarily low sulfur and paraffinic crude oil originating from north Louisiana and is purchased from various marketers and gatherers. In addition, the Cotton Valley refinery receives interplant feedstocks for solvent production from the Shreveport refinery. The Cotton Valley refinery ships finished products by both truck and railcar service.
Princeton Refinery
The Princeton refinery, located on a 208 acre site in Princeton, Louisiana (“Princeton”), currently has aggregate crude oil throughput capacity of 10,000 bpd and processes naphthenic crude oil into lubricating oils and asphalt. In addition, feedstock is made for the Shreveport refinery for further processing into ultra-low sulfur diesel. The asphalt produced at Princeton may be further processed or blended for coating and roofing product applications at the Princeton refinery or transported to the Shreveport refinery for further processing into bright stock.
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
The following table sets forth historical information about production at our Princeton refinery:

	Princeton Refinery
	Year Ended December 31,
	2016	2015	2014
	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	6,335	7,105	6,669
Total refinery production (1) (2)	5,242	5,851	5,420

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

The Princeton refinery has a hydrotreater and significant fractionation capability enabling the refining of high quality naphthenic lubricating oils at numerous distillation ranges. The Princeton refinery’s processing capabilities consist of atmospheric and vacuum distillation, hydrotreating, asphalt oxidation processing and clay/acid treating. In addition, we have the necessary tankage and technology to process our asphalt into higher value product applications such as coatings, road paving and specialty applications.
The Princeton refinery receives crude oil via tank truck, railcar and the Plains pipeline system. Its crude oil supply primarily originates from east Texas, south Texas and north Louisiana, purchased directly from third-party suppliers under month-to-month evergreen supply contracts and on the spot market. The Princeton refinery ships its finished products throughout the U.S. via truck, barge and railcar service.
Missouri Facility
The Missouri facility, located on a 22 acre site in Louisiana, Missouri, develops and produces polyolester synthetic lubricants for use in refrigeration compressors, commercial aviation and polyolester base stocks. In December 2015, we completed a project to double the production capacity of the facility from 35 million pounds to 75 million pounds per year. The facility has approximately 35,000 barrels of storage capacity in 64 tanks and related loading and unloading facilities and utilities. The facility receives its fatty acids and alcohol feedstocks and additives by truck and railcar under supply agreements or spot agreements with various suppliers.
The Missouri facility utilizes the latest batch esterification processes designed to ensure blending accuracy while maintaining production flexibility to meet customer needs.
Calumet Packaging
The Calumet Packaging facility, located on a 10 acre site in Shreveport, Louisiana, develops, blends and packages high performance synthetic lubricants, fuels and solvent products for use in industrial, commercial and automotive applications. The Calumet Packaging facility’s processing capability includes state-of-the-art blending and packaging equipment. The facility has approximately 75,000 barrels of storage capacity and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
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
The following table sets forth the combined historical information about production at our Karns City, Dickinson and other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2016	2015	2014
	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	6,483	5,515	6,651
Total production (3)	6,522	5,519	6,575

(1)	Includes Karns City, Dickinson and other facilities.

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
Our Crude Oil and Feedstock Supply
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana, North Dakota and Canada. Crude oil supplies at our refineries are as follows:

Refinery	Crude Oil Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
Superior	Canadian Heavy, Canadian Synthetic, North Dakota Sweet (e.g. Bakken) and Mixed Sweet Blend (“MSW”)	Enbridge Pipeline
San Antonio	Local Texas sweet crude oil (e.g. Eagle Ford)	Truck and pipeline connected to its Elmendorf crude oil terminal
Cotton Valley	Local paraffinic crude oil	Plains Pipeline and tank truck
Great Falls	Canadian Heavy and Canadian Sour (e.g. Bow River)	Front Range Pipeline
Princeton	Local naphthenic crude oil	Tank truck, railcar and Plains Pipeline
In 2016, subsidiaries of Plains supplied us with approximately 39.3% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2016, BP Products North America Inc. (“BP”) supplied us with approximately 25.2% of our total crude oil supply under a crude oil supply agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.
We have short-term and long-term contracts with our crude oil suppliers. For example, a majority of our crude oil supply contracts with Plains are currently month-to-month and terminable upon 90 days’ notice. Additionally, we have a crude oil supply agreement with BP which was amended and restated in December 2016 for a term ending March 2020 and automatically renews for successive one-year terms unless terminated by either party upon 90 days’ notice (“BP Purchase Agreement”). We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources.
We have various long-term feedstock supply agreements with Phillips 66, with some agreements operating under the option to continue on a month-to-month basis thereafter, for feedstocks that are key to the operations of our Karns City and Dickinson facilities. In addition, certain products of our refineries can be used as feedstocks by these facilities.
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

•	Solids control — Solids control is employed in drilling operations to filter out cuttings and clean the drilling fluid before it is pumped back into the well.
The following table depicts a representative sample of the diversity of end-use applications for the products we produce:
Representative Sample of End-Use Applications by Product

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Oilfield Services	Other	Fuels & Fuel Related Products
15% (1)	7% (1)	4% (1)	8% (1)	3% (1)	1% (1)	62% (1)

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
• Food contact grade lubricants
• Charcoal lighter fluids and other solvents
• Engine treatment additives
				• Drilling fluids • Completion fluids • Solids control	• Roofing • Paving	• Gasoline • Diesel • Jet fuel • Marine fuel • Biodiesel • Ethanol • Ethanol free fuels • Fluid catalytic cracking feedstock • Asphalt vacuum residuals • Mixed butanes • Roofing • Paving • Heavy fuel oils

(1)
Based on the percentage of total sales for the year ended December 31, 2016. Except for the listed fuel products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.

Marketing
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
We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of approximately 2,700 leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For shipments outside of North America, which accounted for less than 10% of our consolidated sales in 2016, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.
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
The Shreveport refinery has the capacity to produce about 9,000 bpd of commercial jet fuel that can be marketed to the U.S. Department of Defense, sold as Jet-A locally or sold via the TEPPCO pipeline, or occasionally transferred to the Cotton Valley refinery to be processed further as a feedstock to produce solvents. We have a sales contract with the U.S. Department of Defense for approximately 2,200 bpd of jet fuel. This contract is effective until March 2018 and is bid annually.
Fuel products produced at our San Antonio refinery are sold locally in Texas. Additionally, the San Antonio refinery produces commercial and specialty jet fuel that can be marketed to the U.S. Department of Defense or sold locally as Jet-A fuel. We have a sales contract with the U.S. Department of Defense for approximately 600 bpd of jet fuel. This contract is effective until March 2019.
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
Upper Midwest Market (PADD 2)
Fuel products produced at our Superior refinery can be sold locally, in the Upper Midwest region of the U.S. and in Canada. The Superior wholesale business sells fuel products produced at the Superior refinery through several Magellan pipeline terminals in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota and Utah and through its own leased or owned product terminals located in Superior, Wisconsin, and Duluth, Minnesota. The Superior wholesale business also sells gasoline wholesale to Calumet branded gas stations throughout the Upper Midwest, which are owned and operated by independent franchisees.

Northwest Market (PADD 4)
Fuel products produced at our Great Falls refinery can be sold locally and in Missouri, Oklahoma, Texas, Arizona, North Dakota, South Dakota, Idaho, Oregon, Utah, Wyoming, Nevada, California and Canada. Seasonally, the Great Falls refinery transports fuel products to terminals in Washington.
We have a sales contract with the U.S. Department of Defense for approximately 150 bpd of jet fuel. This contract is effective until September 2017.
Oilfield Services. We sell oilfield products and services in the Bakken, Barnett, Eagle Ford, Fayetteville, Granite Wash, Haynesville, Marcellus, Niobrara, Permian, Piceance, Uinta and Utica shale formations.
Customers
Specialty Products. We have a diverse customer base for our specialty products, with approximately 3,700 active accounts. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years. No single customer in our specialty products segment accounted for 10% or greater of consolidated sales in each of the three years ended December 31, 2016, 2015 and 2014.
Fuel Products. We have a diverse customer base for our fuel products, with approximately 500 active accounts. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport refinery to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport refinery to the Midwest region through the TEPPCO pipeline should the need arise. Additionally, we are able to sell the majority of the fuel products we produce at the Superior refinery to local markets in Minnesota and Wisconsin. We also have the ability to ship additional fuel products from the Superior refinery to the Upper Midwest region through the Magellan pipeline. The majority of our fuel products produced at our Great Falls refinery are sold to local markets in Montana and Idaho as well as in Canada. Fuel products produced at our San Antonio refinery are sold to local markets in Texas. No single customer in our fuel products segment represented 10% or greater of consolidated sales in each of the three years ended December 31, 2016, 2015 and 2014.
Oilfield Services. We have a diversified, established and unique customer base for our oilfield services, with approximately 200 active accounts. Our customers are companies operating in the domestic oil and gas exploration and production industry. No single customer in our oilfield services segment accounted for 10% or greater of consolidated sales in each of the three years ended December 31, 2016, 2015 and 2014.
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
Polyolester-Based Specialty Products. Our primary competitors in producing polyolester-based specialty products include Chemtura Corporation, BASF Corporation and JX Nippon Oil and Energy.
Packaged and Synthetic Specialty Products. Our primary competitors in retail and commercial packaged and synthetic specialty products include ExxonMobil (Mobil 1), Valvoline, Inc. and BP Lubricants USA (Castrol). Our primary competitors in industrial packaged and synthetic specialty products include ExxonMobil Corporation, Royal Dutch Shell plc and Chevron.

Fuel Products and By-Products. Our primary competitors in producing fuel products in the local markets in which we operate include Delek US Holdings, Flint Hills Resources, Northern Tier Energy LP, ExxonMobil, Valero Energy Corporation, Phillips 66, Cenex, Alon USA and Marathon Petroleum Corporation.
Oilfield Services. Our primary competitors in servicing oilfields in the local markets in which we operate include Schlumberger, Halliburton, Newpark Resources and other regional competition.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), we became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc., received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. We believe the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided us a notice challenging our position that Holly is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenses totaled approximately $18.7 million as of December 31, 2016, of which $14.6 million was capitalized into the cost of our recently completed expansion project and $4.1 million was expensed. We continue to believe that Holly is responsible to indemnify us for these remediation expenses disputed by Holly, and on September 22, 2015, we initiated a lawsuit against Holly and the sellers of the Great Falls refinery that were party to the asset purchase agreement. On November 24, 2015, Holly and such sellers filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. Arbitration is scheduled for early 2018. In the event we are unsuccessful in our legal dispute with Holly, we will be responsible for those remediation expenses. We expect that we may incur some costs to remediate other environmental conditions at the Great Falls refinery; however, we believe at this time that these other costs we may incur will not be material to our financial position or results of operations.
Superior Refinery
In connection with the acquisition of the Superior refinery, we became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to our Superior refinery. Under the Superior Consent Decree, we must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR. We estimate costs of up to $5.0 million, as of December 31, 2016, to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. We are currently assessing certain past actions at the refinery for compliance with the terms of the Superior Consent Decree, which actions may be subject to stipulated penalties under the Superior Consent Decree but, in any event, we do not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, we are pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in us incurring costs, which could be substantial. During 2016, we incurred less than $0.1 million for costs related to installing process equipment at the Superior refinery pursuant to the EPA fuel content regulations.
In June 2012, the EPA issued a Finding of Violation/Notice of Violation to the Superior refinery, which included a proposed penalty amount of $0.1 million. This finding is in response to information that we provided to the EPA in response to an information request. The EPA alleges that the efficiency of the flares at the Superior refinery is lower than regulatory requirements. We are contesting the allegations and are in settlement discussions with the EPA to resolve this issue. We have not yet received formal action from the EPA. We do not believe that the resolution of these allegations will have a material adverse effect on our financial position or results of operations.
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
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, we entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act, as amended (“CAA”), and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, we agreed to complete beneficial environmental programs and implement emissions reduction projects at our Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule.

During 2016 and 2015, we incurred approximately $2.4 million and $6.8 million, respectively. The Global Settlement is substantially complete and any remaining capital investment requirements will be incorporated into our annual capital expenditures budget, and we do not expect any additional capital expenditures included in the Global Settlement to have a material adverse effect on our financial position or results of operations.
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
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of December 31, 2016, the trust fund contained approximately $0.5 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the Bel-Ray Acquisition, we became a party to the Weston Agreement.
Weston has been addressing the environmental issues at the Bel-Ray facility over time, and the next phase will address the groundwater issues, which extend offsite.
Air Emissions
Our operations are subject to the federal CAA, and comparable state and local laws. The CAA Amendments of 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the CAA, facilities that emit regulated air pollutants are subject to stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, in recent years, the petroleum refining sector has become subject to stringent federal regulations that impose maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. Our refining and terminal operations that emit regulated air pollutants are also subject to air emissions permitting requirements that incorporate stringent control technology requirements for which we may incur significant capital expenditures. Any renewal of those air emissions permits or a need to modify existing or obtain new air emissions permits has the potential to delay the development of our projects. We can provide no assurance that future compliance with existing or any new laws, regulations or permit requirements will not have a material adverse effect on our business, financial position or results of operations. For example, on October 1, 2015, the EPA issued a final rule under the CAA that became effective on December 28, 2015, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA is required to make attainment and non-attainment designations for specific geographic locations under the review standards by October 1, 2017. With the EPA lowering the ground-level ozone standard, states may be required to implement more stringent regulations, which could apply to our operations. Also, in December 2015, the EPA published a final rule that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, the monitoring of air concentrations of benzene around the refinery fence line perimeter and submittal of the fence line monitoring data to the EPA on a quarterly basis; upgraded emissions controls for storage tanks, including controls for smaller capacity storage vessels and storage vessels storing materials with lower vapor pressures than previously regulated; enhanced performance requirements for flares including the use of a minimum of three pollution prevention measures, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. These final rules and any other future air emissions rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.
From time to time the CAA authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in February 2000, the EPA published regulations limiting the sulfur content allowed in gasoline. These regulations, referred to as “Tier 2 Standards,” required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those western U.S. states exhibiting lesser air quality problems. Similarly, the EPA published regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra-low sulfur standard”). Our Shreveport, Superior, Great Falls and San Antonio refineries have implemented the sulfur standard with respect to produced gasoline and produced diesel meeting the ultra-low sulfur standard. In April 2014, the EPA published more stringent sulfur standards, referred to as “Tier 3 Standards,” including requiring that motor gasoline will not contain more than 10 ppm of sulfur on an annual average basis by January 1, 2017, except in those instances where refineries receive a “small refinery” exemption, in which event the deadline is extended to January 1, 2020. Our Shreveport, Superior, Great Falls and San Antonio refineries received small refinery exemptions and, thus will implement the 10 ppm sulfur standard with respect to produced gasoline by January 1, 2020. In addition, we are required to meet the MSAT II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities and have completed capital projects at our Shreveport, Superior, Great Falls and San Antonio refineries to comply with those fuel quality requirements.
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
Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our Shreveport, Superior, Great Falls and San Antonio refineries are normally subject to compliance with the RFS mandates. However, the RFS program further provides for a small refinery to be granted a temporary exemption from its annual mandated volume of renewable fuels if such refinery can demonstrate that compliance with those mandated volumes would cause the refinery to suffer disproportionate economic hardship. The EPA granted certain of our refineries a “small refinery exemption” under the RFS for the 2013, 2014, 2015 and 2016 calendar years. Under these exemptions granted by the EPA, such refineries are not subject to the requirements of RFS as an “obligated party” for fuels produced at these refineries for the calendar years of 2013, 2014, 2015 and 2016.
On November 30, 2015, the EPA issued final multi-year volume mandates for 2014 to 2016 under RFS. While these volume mandates are generally lower than the statutory mandates, they represent a slight increase over the volumes initially proposed by the EPA for this three-year period and such volume mandates could be increased in the future. We have received a small refinery exemption for certain of our refineries for the full year 2016 and have applied for the small refinery exemption at selected other refineries for the full year 2016 and are in the process of an assessment to determine which of our fuels refineries potentially could be eligible for economic hardship exemptions for the 2017 calendar year. While we received a small refinery exemption for certain of our refineries for 2013, 2014, 2015 and 2016, there is no assurance that such an exemption will be obtained for any of our refineries for the 2016 year or in future years, which would result in the need for more RINs for the applicable calendar year. Our gross 2016 annual RINs obligation, which includes RINs that were required to be secured through either our own blending or through the purchase of RINs in the open market, was 112 million RINs for the 2016 calendar year.
On October 13, 2010, the EPA raised the maximum amount of ethanol content allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007, and on January 21, 2011, EPA extended the maximum allowable ethanol content of 15% to apply to cars and light trucks manufactured between 2001 and 2006. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. EPA required that fuel and fuel additive manufacturers take certain steps before introducing gasoline containing 15% ethanol (“E15”) into the market, including developing and obtaining EPA approval of a plan to minimize the potential for E15 to be used in vehicles and engines not covered by the partial waiver. EPA has taken several recent actions to authorize the introduction of E15 into the market, including approving, on June 15, 2012, the first plans to minimize the potential for E15 to be used in vehicles and engines not covered by the partial waiver, followed by approving, on February 7, 2013, a new blender pump configuration for general use by retail stations that wish to dispense E15 and gasoline containing 10% ethanol (“E10”) from a common hose and nozzle. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable transportation fuels at all of our refineries, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our Shreveport, Superior, Great Falls and San Antonio refineries’ fuel products pool, potentially resulting in lower earnings and materially adversely affecting our ability to make payments of our debt obligations.
Climate Change
Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHG”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.
At the federal level, no comprehensive climate change legislation has been implemented to date but a number of states or grouping of states have already taken legal measures to reduce emissions of GHG, primarily through the planned development of

GHG emission inventories and/or GHG cap-and-trade programs. Additionally, the EPA has adopted regulations under existing provisions of the federal CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit program requiring reviews for GHG emissions from certain large stationary sources that are also potential major sources of criteria pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards. Moreover, on December 23, 2010, the EPA entered a settlement agreement with environmental groups requiring the agency to propose by December 10, 2011, GHG New Source Performance Standards (“NSPS”) for refineries and to finalize these rules by November 15, 2012. To date, the EPA has not completed those rulemakings, and we do not know when they will be completed. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, on an annual basis. We monitor for and report upon GHG emissions at our facilities, where required. These EPA policies and rulemakings or any new administrative legal requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.
On an international level, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The adoption of any legislation or regulations that requires reporting of GHG or otherwise limits emissions of GHG from our equipment and operations could require us to incur costs to reduce emissions of GHG associated with our operations or could adversely affect demand for the refined petroleum products that we produce. For example, in June 2016, the EPA published new source performance standards (“NSPS”), known as Subpart Quad OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices. Moreover, in November 2016, the EPA issued a final Information Collection Request (“ICR”) seeking information about methane emissions from facilities and operators in the oil and natural gas industry that could be used in developing standards for existing sources in the oil and natural gas industry. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.
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
We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state laws, which impose requirements related to the handling, storage, treatment and disposal of hazardous and non-hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes that may be regulated as hazardous wastes. In addition, our operations also generate non-hazardous solid wastes, which are regulated under RCRA and state laws. Historically, our environmental compliance costs under the existing requirements of RCRA and similar state and local laws have not had a material adverse effect on our results of operations, and the cost involved in complying with these requirements is not material.
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
Water Discharges
The Federal Water Pollution Control Act of 1972, as amended, also known as the federal Clean Water Act, and analogous state laws impose restrictions and stringent controls on the discharge of pollutants, including oil, into federal and state waters. Such discharges are prohibited, except in accordance with the terms of a permit issued by the EPA or the appropriate state agencies. Any unpermitted release of pollutants, including crude oil or hydrocarbon specialty oils as well as refined products, could result in penalties, as well as significant remedial obligations. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA retains jurisdiction over federal waters of the U.S. pursuant to the Clean Water Act and published a final rule in June 2015, that attempted to clarify this jurisdiction over such waters of the U.S.; however, this rule is alleged to have impermissibly broadened such jurisdiction and thus the rule is subject to various legal impediments, including formalized opposition, lawsuits and/or court stays. Historically, our environmental compliance costs under the existing requirements of the federal Clean Water Act and similar state laws have not had a material adverse effect on our results of operations.
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

Property	Business Segment(s)	Acres	Owned / Leased	Location
Shreveport refinery	Fuels and Specialty	240	Owned	Shreveport, Louisiana
Superior refinery	Fuels	675	Owned	Superior, Wisconsin
Great Falls refinery	Fuels	86	Owned	Great Falls, Montana
San Antonio refinery	Fuels and Specialty	32	Owned	San Antonio, Texas
Princeton refinery	Specialty	208	Owned	Princeton, Louisiana
Cotton Valley refinery	Specialty	77	Owned	Cotton Valley, Louisiana
Burnham terminal	Specialty	11	Owned	Burnham, Illinois
Karns City facility	Specialty	225	Owned	Karns City, Pennsylvania
Dickinson facility	Specialty	28	Owned	Dickinson, Texas
Rhinelander terminal	Fuels	18	Owned	Rhinelander, Wisconsin
Crookston terminal	Fuels	19	Owned	Crookston, Minnesota
Missouri facility	Specialty	22	Owned	Louisiana, Missouri
Calumet Packaging facility	Specialty	10	Leased	Shreveport, Louisiana
Royal Purple facility	Specialty	28	Owned	Porter, Texas
Bel-Ray facility	Specialty	32	Owned	Wall Township, New Jersey
Elmendorf terminal	Fuels	8	Owned	Elmendorf, Texas
Duluth terminal	Fuels	49	Owned	Proctor, Minnesota
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

Office Facilities
In addition to our principal properties discussed above, as of December 31, 2016, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana, and administrative offices in Houston, Texas. The corporate headquarters lease is for 58,501 square feet of office space. The lease term expires in August 2024. The Houston facility lease is for 24,025 square feet of office space. The lease term expires in August 2022. See Note 6 “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.
While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of March 6, 2017, our general partner employs approximately 2,000 people who provide direct support to our operations. Of these employees, approximately 600 are covered by collective bargaining agreements.
Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility/ Refinery	Union	Expiration Date
Superior	International Union of Operating Engineers	July 1, 2021
Cotton Valley	International Union of Operating Engineers	March 31, 2019
Princeton	International Union of Operating Engineers	October 31, 2017
Dickinson	International Union of Operating Engineers	March 31, 2019
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2019
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2019
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	January 31, 2019
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	January 31, 2019
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

Item 1A. Risk Factors
Risks Relating to our Business
We may not have sufficient cash from operations, following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay distributions to our unitholders.
In April 2016, we announced suspension of our quarterly cash distribution to unitholders. We may not have sufficient available cash from operations each quarter to enable us to resume payment of a distribution to unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
In addition, the actual amount of cash we have available for distribution will depend on other factors, some of which are beyond our control, including:

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
If we generate insufficient cash from our operations for a sustained period of time and/or forecasts demonstrate expectations of continued future insufficiencies, the board of directors of our general partner may determine not to reinstate our distribution to unitholders. Any such continued suspension or elimination in distributions may cause the trading price of our units to decline.
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
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
We had approximately $2.0 billion of outstanding indebtedness as of December 31, 2016, and availability for borrowings of $360.8 million under our senior secured revolving credit facility. We continue to have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $900.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and resume payment of distributions to our unitholders. In addition, our level of indebtedness could have important consequences to us, including the following:

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
Any of these factors could result in a material adverse effect on our business, financial conditions, results of operations, business prospects and ability to satisfy our obligations under our senior notes and revolving credit facility.
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as continuing the suspension of distributions to our unitholders, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information regarding our indebtedness.
Refining margins are volatile and recently experienced a decline, and a continued reduction in our refining margins will adversely affect the amount of cash we will have available for distribution to our unitholders and for payments of our debt obligations.
Our financial results are primarily affected by the relationship, or margin, between our specialty products prices and fuel products prices and the prices for crude oil and other feedstocks. The costs to acquire our feedstocks and the prices at which we can ultimately sell our refined products depend upon numerous factors beyond our control. When the margin between refined product prices and crude oil and other feedstock prices tightens, our earnings, profitability and cash flows are negatively impacted. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future.
A widely used benchmark in the fuel products industry to measure market values and margins is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the approximate gross margin resulting from refining crude oil, assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of heating oil. The Gulf Coast crack spread ranged from a high of $17.14 per barrel to a low of $6.89 per barrel during 2016 and averaged $12.33 per barrel during 2016 compared to an average of $17.96 in 2015 and $17.13 in 2014.
Our actual refining margins vary from the Gulf Coast crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast crack spread as an indicator of the volatility and general levels of fuels refining margins.
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
Refining margins are volatile, and we recently experienced a decline in our refining margins. There can be no assurance that our refining margins will improve. If our refining margins do not improve, it will adversely affect the amount of cash we have available for funding operations, for distributions to our unitholders and for payments of our debt obligations.
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
The operating and financial restrictions and covenants in our financing arrangements, including our revolving credit facility, indentures governing each series of our outstanding senior notes and master derivative contracts, do currently restrict, and any future financing agreements could restrict, our ability to finance future operations or capital needs or to engage, expand or pursue our business activities, including restrictions on our ability to, among other things:

•	sell assets, including equity interests in our subsidiaries;

•	pay distributions on or redeem or repurchase our units or redeem or repurchase our subordinated debt and, in the case of the 2021 Secured Notes, our unsecured notes;

•	incur or guarantee additional indebtedness or issue preferred units;

•	create or incur certain liens;

•	make certain acquisitions and investments;

•	redeem or repay other debt or make other restricted payments;

•	enter into transactions with affiliates;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	create unrestricted subsidiaries;

•	enter into sale and leaseback transactions;

•	enter into a merger, consolidation or transfer or sale of assets, including equity interests in our subsidiaries; and

•	engage in certain business activities.
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

•
in the case of our revolving credit facility or the 2021 Secured Notes, foreclose on the collateral pledged pursuant to the terms of the revolving credit facility or indenture governing the 2021 Secured Notes, respectively.

If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us. In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; our 2021 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivative contracts are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements), and if we are unable to repay our indebtedness under the revolving credit facility or master derivative contracts, the lenders under our revolving credit facility and the counterparties to our master derivative contracts could seek to foreclose on these assets. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities,” “— Short-Term Liquidity,” “— Long-Term Financing,” and “— Master Derivative Contracts” for additional information regarding our long-term debt.
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

We must make substantial capital expenditures on our refineries and other facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows, and our ability to make distributions to unitholders, could be adversely affected.
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make distributions to our unitholders. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	unplanned increases in the cost of equipment, materials or labor;

•	disruptions in transportation of equipment and materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance or declarations of force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.
Our refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, we incurred approximately $68.6 million in 2013 primarily associated with turnaround activities at our Great Falls and Superior refineries.
Any one or more of these occurrences noted above could have a significant impact on our business. If we were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows and, as a result, our ability to make distributions.
We depend on certain key crude oil and other feedstock suppliers for a significant portion of our supply of crude oil and other feedstocks, and the loss of any of these key suppliers or a material decrease in the supply of crude oil and other feedstocks generally available to our facilities could materially reduce our ability to make distributions to unitholders and payments of our debt obligations.
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers primarily in Texas, north Louisiana, North Dakota and Canada. In 2016, subsidiaries of Plains supplied us with approximately 39.3% of our total crude oil supplies under term contracts and month-to-month evergreen crude oil supply contracts. In 2016, BP supplied us with approximately 25.2% of our total crude oil supplies under the BP Purchase Agreement. Each of our facilities is dependent on one or more of these suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil on acceptable terms. We maintain short-term and long-term contracts with our suppliers. For example, the majority of our contracts with Plains are currently month-to-month and terminable upon 90 days’ notice, and our contract with BP was amended and restated in December 2016 for a term ending March 2020 and will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ notice.
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
To the extent that our suppliers reduce the volumes of crude oil and other feedstocks that they supply us as a result of our existing credit ratings or perception of our creditworthiness or declining production or competition or otherwise, our sales, net income and cash available for distribution to unitholders and payments of our debt obligations would decline unless we were able to acquire comparable supplies of crude oil and other feedstocks on comparable terms from other suppliers, which may not be possible in areas where the supplier that reduces its volumes is the primary supplier in the area. Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We have no control over the level of drilling activity in the fields that supply our refineries, the amount of reserves underlying the wells in these fields, the rate at which production from a well will decline or the production decisions of producers. A material decrease in either the crude oil production from or the drilling activity in the fields that supply our refineries, as a result of depressed commodity prices, natural gas production declines, governmental moratoriums on drilling or production activities, the availability and the cost of capital or otherwise, could result in a decline in the volume of crude oil we refine.
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
During 2015, the oil and natural gas industry experienced a significant decrease in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the U.S. The decline in commodity prices and the global economic conditions continued during 2016. The duration and magnitude of the recent decline in crude oil and natural gas prices cannot be predicted, and low commodity prices may exist for an extended period. If commodity prices continue to decline or remain depressed, there could be a material adverse effect on our business, financial condition and results of operations.
We depend on certain third-party pipelines for transportation of crude oil and refined fuel products, and if these pipelines become unavailable to us, our revenues and cash available for distributions to our unitholders and payment of our debt obligations could decline.
Our Shreveport refinery is interconnected to a pipeline that supplies a portion of its crude oil and a pipeline that ships a portion of its refined fuel products to customers, such as pipelines operated by subsidiaries of Enterprise Products Partners L.P. and Plains. Our Superior refinery receives crude oil through the Enbridge Pipeline and the Superior wholesale business transports products produced at the Superior refinery through several Magellan pipeline terminals in Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Our Great Falls refinery receives crude oil through the Front Range pipeline system via the Bow River Pipeline in Canada. Our San Antonio refinery receives crude oil through the Karnes North Pipeline System in Texas. Since we do not own or operate any of these pipelines, their continuing operation is not within our control. In addition, any of these third-party pipelines could become unavailable to transport crude oil or our refined fuel products because of acts of God, accidents, earthquakes or hurricanes, government regulation, terrorism or other third-party events. For example, our refinery run rates were affected by an approximately three-week shutdown during May and June 2011 of the ExxonMobil crude oil pipeline serving our Shreveport refinery resulting from the Mississippi River flooding occurring during this period. In addition, ExxonMobil shut down this pipeline on April 28, 2012, after a leak was discovered. Also, on June 20, 2012, excessive flooding caused our Superior refinery to reduce its run rate to approximately half its usual throughput for one day and shut down the portion of the Magellan pipeline that connects our Superior refinery to our Duluth terminal for one day. The unavailability of any of these third-party pipelines for the transportation of crude oil or our refined fuel products, because of acts of God, accidents, earthquakes or hurricanes, government regulation, terrorism or other third-party events, could lead to disputes or litigation with certain of our suppliers or a decline in our sales, net income and cash available for distributions to our unitholders and payments of our debt obligations.

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
For example, daily prices for natural gas as reported on the NYMEX ranged between $1.64 and $3.93 per million British thermal unit (“MMBtu”), in 2016 and between $3.23 and $1.76 per MMBtu in 2015. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 12.6% and 11.5% of our total operating expenses included in cost of sales for the years ended December 31, 2016 and 2015, respectively. If our natural gas costs rise, they will adversely affect the amount of cash available for distribution to our unitholders and payments of our debt obligations.
Our refineries, blending and packaging sites, terminals and related facility operations face operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
Our refineries, blending and packaging sites, terminals and related facility operations are subject to certain operating hazards, and our cash flow from those operations could decline if any of our facilities experience a major accident, pipeline rupture or spill, explosion or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operations or shut down. For example, in 2010, our Shreveport refinery experienced an explosion that caused us to shut down one of this refinery’s environmental operating units between February and August 2010 when it was replaced with a newly constructed unit, resulting in modified operations during the interim period, including lower throughput rates at certain times during this period. These operating hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in significant curtailment or suspension of our related operations.
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
The operation of our refineries, blending and packaging sites, terminals, and related facilities as well as performance of our oilfield service activities subject us to the risk of incurring significant environmental costs and liabilities due to our handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We currently own or operate, or conduct oilfield services upon, properties that for many years have been used for industrial or oilfield activities, including refining and blending operations or terminal storage operations, sometimes by third parties over whom we had or continue to have no control with respect to their operations or waste disposal activities. Petroleum hydrocarbons or wastes have been released on, under or from the properties owned or operated by us. For example, we are investigating and remediating, in some cases pursuant to government order, soil and groundwater contamination at our Great Falls refinery arising from a predecessor operators’ handling of petroleum hydrocarbons and wastes. While we believe our costs in pursuing these investigatory and remedial activities are subject to reimbursement under a contractual indemnification right we received from the predecessor operator in the share purchase agreement transferring ownership of this refinery, this predecessor operator is currently disputing responsibility for reimbursement of certain of these remedial costs being incurred at our Great Falls refinery, which dispute has resulted in the filing of a suit by us against the predecessor operator and it is now in arbitration. Additionally, joint and several, strict liability may be incurred in connection with releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities. Neither the owners of our general partner nor their affiliates have indemnified us for any environmental liabilities, including those arising from non-compliance or pollution that may be discovered at, or arise from operations on, the assets they contributed to us in connection with the closing of our initial public offering. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal or the owners of properties where we conduct oilfield services, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition, and results of operations.
We are subject to compliance with stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our refining, blending and packaging site, terminal and related facility operations as well as our oilfield service activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose numerous obligations that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to otherwise limit or prevent releases of pollutants from our refineries, blending and packaging sites, terminals, and related facilities or with respect to our oilfield services, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and oilfield services and to provide this information to employees, state and local government authorities, and local residents and the incurrence of significant costs and liabilities for pollution resulting from our operations and oilfield services or from those of prior owners or operators of our facilities. Numerous federal governmental authorities, such as the EPA and OSHA as well as state agencies, such as the LDEQ, TCEQ, MDEQ and the WDNR have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of remedial obligations or corrective actions or the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects, and the issuance of injunctions limiting or preventing some or all of our operations.
On occasion, we receive notices of violation, other enforcement proceedings and regulatory inquiries from governmental agencies alleging non-compliance with applicable environmental and occupational health and safety laws and regulations. For example, we have pending proceedings with the LDEQ involving a series of alleged unauthorized emissions of pollutants from equipment at the Shreveport refinery, as described in a draft “Consolidated Compliance Order and Notice of Potential Penalty” issued in April 2013, for which a penalty of more than $0.1 million may result. In a further example, we have a pending proceeding with the EPA involving alleged unauthorized emissions of pollutants from flares at the Superior Refinery, as described in a “Notice of Violation” issued by the EPA in June 2012, which included a proposed penalty amount of $0.1 million.
New worker safety and environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase. For example, in April 2014, the EPA published its final Tier 3 fuel standards that require, among other things, a lower allowable sulfur level in gasoline to no more than 10 ppm by January 1, 2017. In two other examples, on October 1, 2015, the EPA issued a final rule under the CAA lowering the NAAQS for ground-level ozone to 70 parts per billion under both the primary and secondary standards, and on June 29, 2015, the EPA published a final rule that attempted to clarify the agency’s jurisdiction over waters of the U.S., but which rule is currently subject to various legal impediments, including lawsuits and court stays, as this rule is alleged to have impermissibly broadened the EPA’s jurisdiction over such waters. One or more of these regulatory initiatives or any new environmental laws or regulations could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business, cash flows and results of operation. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for additional information.
Renewable transportation fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our unitholders.
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

Under RFS, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our Shreveport, Superior, Great Falls and San Antonio refineries are normally subject to compliance with the RFS mandates. However, the EPA granted certain of our refineries a “small refinery exemption” under the RFS for the 2013, 2014, 2015 and 2016 calendar years, as provided under the CAA. Under these exemptions granted by the EPA, such exempt refineries were not subject to the requirements of RFS as an “obligated party” for fuels produced at these refineries for the calendar years 2013, 2014, 2015 and 2016.
On November 30, 2015, the EPA issued final multi-year volume mandates for 2014 to 2016. While these volume mandates are generally lower than the statutory mandates, they represent a slight increase over the volumes initially proposed by the EPA for this three-year period and such volume mandates could be increased in the future. We have received a small refinery exemption for certain of our refineries for the full year 2016 and have applied for the small refinery exemption at selected other refineries for the full year 2016 and are in the process of an assessment to determine which of our fuels refineries potentially could be eligible for economic hardship exemptions for the 2017 calendar year. While we received a small refinery exemption for certain of our refineries for 2013, 2014, 2015 and 2016, there is no assurance that such an exemption will be obtained for any of our refineries for the 2016 year or in future years, which would result in the need for more RINs for the applicable calendar year. Our gross 2016 annual RINs obligation, which includes RINs that were required to be secured through either our own blending or through the purchase of RINs in the open market, was 112 million RINs for the 2016 calendar year.
Existing laws, regulations or regulatory initiatives could change and, notwithstanding that the EPA’s volume mandates for 2014 to 2016 may be relatively lower than the statutory mandates, they represent a slight increase over the volumes initially proposed by the EPA for this three-year period and such volume mandates could be increased in the future. Because we do not produce renewable transportation fuels at all of our refineries, increasing the volume of renewable fuels that must be blended into our products causes an increase in volume of our Shreveport, Superior, Great Falls and San Antonio refineries’ fuel products pool, potentially resulting in lower earnings and materially adversely affecting our ability to make distributions to our unitholders. Moreover, despite a decline in RINs prices from levels during mid-2013, we cannot currently predict the future prices of RINs and, thus, the expenses related to acquiring RINs in the future could increase relative to the cost in prior years. The inability to receive an exemption under the RFS program for one or more of our refineries, any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels, and/or any increase in the cost to acquire RINs may, individually or in the aggregate, have the potential to result in significant costs in connection with RIN compliance, which costs could be material. Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements. However, if any such RINs purchased by us on the open market are subsequently found to be invalid, then we may incur significant costs, penalties or other liabilities in connection with replacing such invalid RINs.
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
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that an equity method investment, a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. Under GAAP, during the year ended December 31, 2015, we recognized an impairment charge on our equity method investment in Juniper GTL LLC of $24.3 million. Additionally, during the years ended December 31, 2016 and 2015, we recognized goodwill impairment charges of $34.8 million and $33.8 million, respectively. Our equity method investments, long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Further, as we continue to develop our strategy regarding certain of our non-core assets, we will need to continue to evaluate the carrying value of those assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

If we do not successfully execute growth strategies through acquisitions, our future growth and ability to reinstate distributions to our unitholders may be limited.
Our ability to grow depends in substantial part on our ability to make acquisitions that result in an increase in the cash generated from operations per unit. If we are unable to make these accretive acquisitions either because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to consummate acquisitions on favorable terms, (3) unable to obtain financing for these acquisitions on economically acceptable terms, or (4) outbid by competitors, then our future growth and ability to reinstate distributions to our unitholders may be limited. For example, as a result of the sustained decline in commodity prices during 2016 and the impact on our liquidity and access to capital, and in connection with our reduced operating budget for 2016, our ability to make acquisitions was limited in 2016. If commodity prices remain depressed, we expect that our ability to make acquisitions will be limited during 2017. Furthermore, any acquisition, involves potential risks, including, among other things:

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
Historically we have grown our business in part through the reconfiguration and enhancement of our existing refinery assets. For example, we completed an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility in May 2008. Additionally, in February 2016 we completed an expansion project that increased production capacity at our Great Falls refinery by 15,000 bpd to 25,000 bpd. These expansion projects and the construction of other additions or modifications to our existing refineries have and will continue to involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, which we may finance with additional indebtedness or by issuing additional equity securities. Our forecasted internal rates of return on such projects are also based on our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, available alternative supply and customer demand. For example, the total cost of the Shreveport refinery expansion project completed in 2008 was approximately $375.0 million and was significantly over budget due primarily to increased construction labor costs. Future reconfiguration and enhancement projects may not be completed at the budgeted cost, on schedule, or at all due to the risks described above which could significantly affect our cash flows and financial condition.
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

A decrease in the demand for our specialty products could adversely affect our ability to resume distributions to our unitholders and to make payments of our debt obligations.
Changes in our customers’ products or processes may enable our customers to reduce consumption of the specialty products that we produce or make our specialty products unnecessary. Should a customer decide to use a different product due to price, performance or other considerations, we may not be able to supply a product that meets the customer’s new requirements. In addition, the demand for our customers’ end products could decrease, which could reduce their demand for our specialty products. Our specialty products customers are primarily in the industrial goods, consumer goods and automotive goods industries and we are therefore susceptible to overall economic conditions, which may change demand patterns and products in those industries. Consequently, it is important that we develop and manufacture new products to replace the sales of products that mature and decline in use. If we are unable to manage successfully the maturation of our existing specialty products and the introduction of new specialty products, our revenues, net income and cash available for distribution to our unitholders and payments of our debt obligations could be reduced.
A decrease in demand for fuel products in the markets we serve could adversely affect our ability to resume distributions to our unitholders and to make payments of our debt obligations.
Any sustained decrease in demand for fuel products in the markets we serve could result in a significant reduction in our cash flows, reducing our ability to make distributions to unitholders and payments of our debt obligations. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of fuel products;

•	an increase in fuel economy or the increased use of alternative fuel sources;

•	an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for fuel products;

•	competitor actions; and

•	availability of raw materials.
We depend on unionized labor for the operation of many of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business.
Substantially all of our operating personnel at our Shreveport, Superior, Great Falls, Princeton, Cotton Valley, Karns City, Dickinson and Missouri facilities are employed under collective bargaining agreements. If we are unable to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and impact our ability to make distributions to our unitholders and payments of our debt obligations. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.
Because of the volatility of crude oil and refined products prices, our method of valuing our inventory may result in decreases in net income.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In a period of decreasing crude oil or refined product prices, our inventory valuation methodology may result in decreases in net income. For example, due to the significant decrease in crude oil prices in 2015, we recorded an unfavorable LCM inventory adjustment of $81.8 million.
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

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would impact our ability to make distributions to our unitholders and payments of our debt obligations.
We rely primarily on sales generated from products processed at the facilities we own. Furthermore, the majority of our assets and operations are located in Louisiana, Wisconsin, Montana and Texas. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets in more diverse locations, which in turn could impact our ability to make distributions to our unitholders and payments of our debt obligations.
Climate change legislation or regulations restricting emissions of GHG could result in increased operating costs and a decreased demand for our refined products.
Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date but a number of states or grouping of states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. Additionally, the EPA has adopted rules under authority of the federal CAA that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our producing customers’ operations. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells, and in January 2016, the EPA proposed additional revisions to leak detection methodology to align the reporting rules with the new source performance standards.
On an international level, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHG associated with our operations or could adversely affect demand for the refined petroleum products that we produce. For example, in June 2016, the EPA published Subpart Quad OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued Subpart OOOO standards published by the EPA in 2012, by using certain equipment-specific emissions control practices. Moreover, in November 2016, the EPA issued a final ICR seeking information about methane emissions from facilities and operators in the oil and natural gas industry that could be used in developing standards for existing sources in the oil and natural gas industry. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our operations and the operations of our customers.
Our business involves the shipping by rail of crude oil including from the Bakken Shale, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as regulatory changes that may adversely impact our business, financial condition or results of operations.
Our operations involve the purchasing of crude oil including from the Bakken Shale and shipping it by rail on railcars that we lease. Past derailments of trains transporting crude oil in the U.S. and Canada have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation of flammable materials by rail. Transportation safety regulators in the U.S. and Canada are concerned that crude oil from the Bakken Shale may be more flammable than crude oil from other producing regions and are investigating that issue. In May 2015, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) adopted a final rule that, among other things, imposes a new tank car design standard, a phase out by as early as January 2018 for older DOT-111 tank cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. The rule also includes new operational requirements such as speed restrictions. The Canadian government’s transportation department has also issued new regulations that align with the U.S. rule in many respects.
In August 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029. Additionally, in July 2016, PHMSA proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive written plan. In response to a petition from the New York Attorney General, PHMSA issued an advance notice of proposed rulemaking (“ANPR”) in January 2017 stating that it is considering revising the Hazardous Materials Regulations (“HMR”) to establish vapor pressure limits for unrefined petroleum-based products and potentially all Class 3 flammable liquid hazardous materials that would apply during the transportation of the products or materials by any mode. In addition, in February 2016, the Federal Railroad Administration modified its accident and incident reports to gather additional data concerning rail cars carrying crude oil in any train involved in a Federal Railroad Agency-reportable accident. In addition to action taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to strengthen requirements for these operations.
We have reviewed the final rule in detail to assess the expected impact on our business, including the potential impact on the tank cars that we lease to transport our products, and determined some of our tank cars could require upgrades or replacements. We are unable to predict what impact these or other regulatory changes may have, if any, on our business or the industry as a whole. As a result of the final rule, certain of our tank cars that we lease could be deemed unfit for further commercial use beginning in January 2018 or require retrofits or modifications, and the costs associated with any required retrofits or modifications could be substantial. In addition, the new tank car design requirements may result in significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. Such transportation capacity constraints could increase the cost of transporting crude oil by rail. We cannot assure that costs incurred to comply with any new standards and regulations, including those finalized by PHMSA in 2015 and 2016, will not be material to our business, financial condition or results of operations. In addition, any derailment involving crude oil that we have purchased or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot provide assurance that our policies will cover the entirety of any damages that may arise from such an event.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Our specialty products provide precise performance attributes for our customers’ products. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers and impact our ability to make distributions to unitholders and payments of our debt obligations.
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
In its rulemaking under the Act, the CFTC has proposed new rules to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, their impact on us is uncertain at this time.
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
We depend on key personnel for the success of our business and the loss of those persons could adversely affect our business and our ability to make distributions to our unitholders and payments of our debt obligations.
The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders and payments of our debt obligations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. We have employment agreements in place with respect to Timothy Go, F. William Grube and R. Patrick Murray, II. We do not maintain any key-man life insurance.
An increase in interest rates will cause our debt service obligations to increase.
Borrowings under our revolving credit facility bear interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of December 31, 2016, there were outstanding borrowings under our revolving credit facility of $10.2 million and $82.1 million in standby letters of credit were issued under our revolving credit facility. The interest rate is subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; our 2021 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivatives contracts and the BP Purchase Agreement are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements). If we are unable to repay our indebtedness under the revolving credit facility or the 2021 Secured Notes, satisfy the payment obligations under our master derivative contracts or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the holders of our 2021 Secured Notes, the derivative counterparties under our master derivative contracts and BP, respectively, would have the right to foreclose on those assets, which would have a material adverse effect on us. There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement, the indentures governing our senior notes or our Collateral Trust Agreement.
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
Risks Inherent in an Investment in Us
At March 6, 2017, the families of our chairman, executive vice chairman, The Heritage Group and certain of their affiliates own an approximate 21.0% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
At March 6, 2017, the families of our chairman, executive vice chairman, The Heritage Group, and certain of their affiliates own an approximate 21.0% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and executive vice chairman own our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

•
our general partner has the flexibility to cause us to enter into a broad variety of derivative transactions covering different time periods, the net cash receipts or payments from which will increase or decrease operating surplus and adjusted operating surplus, with the result that our general partner may be able to shift the recognition of operating surplus and adjusted operating surplus between periods to increase the distributions it and its affiliates receive on their incentive distribution rights; and

•
in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

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
Although Mr. Grube is prohibited from competing with us pursuant to the terms of his employment agreement, the owners of our general partner, other than The Heritage Group, are not prohibited from competing with us, except to the extent described above. Currently, The Heritage Group is an active marketer of asphalt products and has been engaged in this business for much longer than us. In certain geographical areas, there can be overlap where both The Heritage Group and we market asphalt.

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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At March 6, 2017, the owners of our general partner and certain of their affiliates own approximately 21.0% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At March 6, 2017, our general partner and its affiliates own approximately 21.0% of our common units.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders could be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to a material amount of entity-level taxation for federal, state or local income tax purposes, the anticipated quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our unitholders.
The tax treatment of publicly-traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships. Although there is no such current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. Although we are still studying the application of the Final Regulations to portions of our business, the Final Regulations reflect a number of changes from the proposed regulations that are responsive to our requests for clarifications to the proposed regulations. Although we anticipate that the vast majority of our income will qualify under new standards adopted by the Final Regulations, because of our private letter rulings portions of our income that may not qualify under the Final Regulations can be treated as qualifying throughout a ten-year transition period. However, there can be no assurance that there will not be further changes to the IRS’s interpretation of the qualifying income rules that could impact our ability to qualify as a partnership in the future.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly-traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future changes could negatively impact the value of an investment in our common units.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from refining, blending, processing, packaging, marketing and distribution of lubricants will constitute “qualifying income” within the meaning of Section 7704 of the Code.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
In response to current market conditions, we may engage in transactions to delever the Company and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases or modifications of our existing debt, could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.
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
Furthermore, a substantial portion of the amount realized from the sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and deductions and certain other items. Thus, our unitholders may recognize both ordinary income and capital loss from the sale of their units if the amount realized on a sale of such units is less than their adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which our unitholders sell their units, they may recognize ordinary income from our allocations of income and gain to them prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate gain or loss realized on a sale or other disposition of our assets or, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction on the Allocation Date. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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
Unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. We own assets and conduct business in most states. Our unitholders may be required to file foreign, state and local income tax returns and pay state and local income taxes in any state in which we now or may conduct business in the future. Further, they may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of our unitholders to file all U.S. federal, foreign, state and local tax returns.
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
Our common units are quoted and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CLMT.” The following table shows the low and high sales prices per common unit, as reported by NASDAQ, for the periods indicated. Cash distribution per unit information presented below represent amounts declared subsequent to each respective quarter end based on the results of that quarter.

	Low	High	Cash Distribution per Unit (1)
2015:
First quarter	$20.65	$29.14	$0.685
Second quarter	$24.03	$28.49	$0.685
Third quarter	$18.26	$28.33	$0.685
Fourth quarter	$17.70	$27.88	$0.685
2016:
First quarter	$7.80	$20.27	$—
Second quarter	$3.42	$12.48	$—
Third quarter	$4.36	$6.42	$—
Fourth quarter	$2.79	$5.00	$—

(1)
We also paid cash distributions to our general partner with respect to its 2% general partner interest and, to the extent distributions exceeded $0.495 per unit, its incentive distribution rights, as described below in “Cash Distribution Policy — General Partner Interest and Incentive Distribution Rights.”

As of March 6, 2017, there were approximately 40 unitholders of record of our common units. The actual number of unitholders is greater than the number of holders of record. As of March 6, 2017, there were 76,691,864 common units outstanding. The last reported sale price of our common units by NASDAQ on March 3, 2017, was $4.00.
Cash Distribution Policy
General. Within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement), if any, to unitholders of record on the applicable record date.
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

Cash Distribution Policy. We distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 in aggregate per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our debt instruments, including our revolving credit agreement and the indentures governing our 2021 Secured Notes, 2021 Notes, 2022 Notes and 2023 Notes.

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our debt instruments that restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 1,559,026 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned no incentive distribution rights during the year ended December 31, 2016. Our general partner earned incentive distribution rights of approximately $16.8 million during the year ended December 31, 2015.
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
Distribution Suspension
In April 2016 and effective beginning the first quarter 2016, the board of directors of our general partner suspended payment of our quarterly cash distribution. The board of directors of our general partner will continue to evaluate our ability to reinstate the distribution.
Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this Item 5 is incorporated by reference into Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” of this Annual Report.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
The following table shows selected historical consolidated financial and operating data of the Company. The selected historical consolidated financial data as of and after December 31, 2016, 2015, 2014, 2013 and 2012 includes the operations acquired as part of the acquisitions of Missouri, Calumet Packaging, Royal Purple, Great Falls, San Antonio, Bel-Ray, United Petroleum, Anchor Drilling Fluids and oilfield services assets from their respective dates of acquisition, January 3, 2012, January 6, 2012, July 3, 2012, October 1, 2012, January 2, 2013, December 10, 2013, February 28, 2014, March 31, 2014, and August 1, 2014.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Summary of Operations Data:
Sales	$3,599.4	$4,212.8	$5,791.1	$5,421.4	$4,657.3
Cost of sales	3,191.1	3,618.2	5,261.4	5,011.4	4,144.1
Gross profit	408.3	594.6	529.7	410.0	513.2
Operating costs and expenses:
Selling	110.7	146.0	149.6	62.6	41.6
General and administrative	110.6	135.5	98.3	82.1	60.9
Transportation	169.2	175.5	171.4	142.7	107.9
Taxes other than income taxes	20.1	17.7	13.4	14.2	9.1
Asset impairment	35.7	33.8	36.0	10.5	1.6
Other	1.7	11.1	14.2	6.3	6.2
Operating income (loss)	(39.7)	75.0	46.8	91.6	285.9
Other income (expense):
Interest expense	(161.7)	(104.9)	(110.8)	(96.8)	(85.6)
Debt extinguishment costs	—	(46.6)	(89.9)	(14.6)	—
Realized gain (loss) on derivative instruments	(24.0)	8.1	43.8	(4.7)	9.5
Unrealized gain (loss) on derivative instruments	19.9	(39.5)	(0.6)	25.7	(3.8)
Loss from unconsolidated affiliates	(18.7)	(61.5)	(3.4)	(0.3)	—
Loss on sale of unconsolidated affiliates	(113.4)	—	—	—	—
Other	1.3	1.6	1.1	3.0	0.5
Total other expense	(296.6)	(242.8)	(159.8)	(87.7)	(79.4)
Net income (loss) before income taxes	(336.3)	(167.8)	(113.0)	3.9	206.5
Income tax expense (benefit)	(7.7)	(28.4)	(0.8)	0.4	0.8
Net income (loss)	$(328.6)	$(139.4)	$(112.2)	$3.5	$205.7

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except unit, per unit and operating data)
Weighted average limited partner units outstanding:
Basic	77,043,935	74,896,096	69,671,827	67,938,784	55,559,183
Diluted	77,043,935	74,896,096	69,671,827	67,938,784	55,676,741
Limited partners’ interest basic net income (loss) per unit	$(4.18)	$(2.05)	$(1.80)	$(0.17)	$3.51
Limited partners’ interest diluted net income (loss) per unit	$(4.18)	$(2.05)	$(1.80)	$(0.17)	$3.50
Cash distributions declared per limited partner unit	$0.685	$2.74	$2.74	$2.70	$2.30
Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,678.0	$1,719.2	$1,464.4	$1,160.4	$986.9
Total assets	$2,725.2	$2,944.7	$3,085.1	$2,658.4	$2,223.6
Accounts payable	$295.5	$316.6	$419.9	$355.8	$332.6
Long-term debt	$1,997.2	$1,773.4	$1,678.8	$1,081.1	$834.1
Total partners’ capital	$218.7	$603.9	$810.2	$1,062.8	$889.8
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$4.1	$376.4	$226.8	$39.1	$380.1
Investing activities	$(154.2)	$(389.0)	$(658.8)	$(370.3)	$(624.2)
Financing activities	$148.7	$9.7	$319.4	$420.1	$276.2
Other Financial Data:
EBITDA	$(3.5)	$129.1	$226.3	$233.1	$383.7
Adjusted EBITDA	$158.2	$257.7	$305.9	$241.5	$404.6
Distributable Cash Flow	$(5.7)	$161.9	$146.3	$18.8	$281.1
Operating Data (bpd): (1)
Total sales volume (2)	140,180	126,216	122,852	116,477	97,789
Total feedstock runs (3)	134,163	123,051	117,427	110,237	97,600
Total facility production (4)	134,929	122,795	114,146	106,592	96,172

(1)	Operating data excludes operations of the oilfield services segment.

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

Non-GAAP Financial Measures
We include in this Annual Report the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. We provide reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure. We also provide a reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities, our most directly comparable liquidity measure. Both Net income (loss) and Net cash provided by operating activities are calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
We define Adjusted EBITDA for any period as: (1) net income (loss) plus (2)(a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) impairment; (e) unrealized losses from mark to market accounting for hedging activities; (f) realized gains under derivative instruments excluded from the determination of net income (loss); (g) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (h) debt refinancing fees, premiums and penalties, (i) any net loss realized in connection with an asset sale that was deducted in computing net income (loss) and (j) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
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
The definition of Adjusted EBITDA presented in this Annual Report is consistent with the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2021 Secured, 2021, 2022 and 2023 Notes (as defined in this Annual Report). We are required to report Consolidated Cash Flow to the holders of our 2021 Secured, 2021, 2022 and 2023 Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.
The preliminary expected range for forward-looking non-GAAP Adjusted EBITDA contained in this Annual Report is provided only on a non-GAAP basis, due to the inherent difficulty of calculating items that would be included in Net income (loss) on a GAAP basis. Adjusted EBITDA guidance does not include certain charges and costs, which in future periods are generally expected to be similar to the kinds of charges and costs excluded from Adjusted EBITDA in prior periods, such as income taxes, interest and other non-operating items, depreciation and amortization, net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, equity-based compensation, revaluation of liabilities and items that are unusual in nature or infrequently occurring. The exclusion of these charges and costs in future periods will have a significant impact on our Net income (loss) and we are not able to provide a reconciliation of its Adjusted EBITDA guidance to net income (loss) without unreasonable efforts due to the uncertainty and variability of the nature and amount of these future charges and costs.
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
The following tables present a reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow; Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities and Segment Adjusted EBITDA to EBITDA and Net income (loss), and our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(328.6)	$(139.4)	$(112.2)	$3.5	$205.7
Add:
Interest expense	161.7	104.9	110.8	96.8	85.6
Debt extinguishment costs	—	46.6	89.9	14.6	—
Depreciation and amortization	171.1	145.4	138.6	117.8	91.6
Income tax expense (benefit)	(7.7)	(28.4)	(0.8)	0.4	0.8
EBITDA	$(3.5)	$129.1	$226.3	$233.1	$383.7
Add:
Unrealized (gain) loss on derivatives	$(19.9)	$39.5	$0.6	$(25.7)	$3.8
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	(6.4)	(10.0)	6.6	(1.8)	(5.0)
Amortization of turnaround costs	33.2	29.0	24.5	15.9	13.4
Impairment charges (1)	35.9	58.1	36.0	10.5	1.6
Loss on sale of unconsolidated affiliate	113.9	—	—	—	—
Non-cash equity-based compensation and other non-cash items	5.0	12.0	11.9	9.5	7.1
Adjusted EBITDA	$158.2	$257.7	$305.9	$241.5	$404.6
Less:
Replacement and environmental capital expenditures (2)	$29.3	$44.2	$31.8	$64.2	$28.3
Cash interest expense (3)	152.1	98.2	104.4	89.8	79.5
Turnaround costs	8.7	19.3	27.6	68.6	14.9
Loss from unconsolidated affiliates	(18.5)	(37.5)	(3.4)	(0.3)	—
Income tax expense (benefit)	(7.7)	(28.4)	(0.8)	0.4	0.8
Distributable Cash Flow	$(5.7)	$161.9	$146.3	$18.8	$281.1

(1)
Impairment charges for 2016 include $34.8 million of goodwill impairment charges related to the specialty products and fuel products segments, $0.9 million of long-lived assets impairment charges related to the specialty products and fuel products segments, and a $0.2 million impairment charge related to one of our equity method investments.

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

(3)	Represents consolidated interest expense less non-cash interest expense.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities:
Distributable Cash Flow	$(5.7)	$161.9	$146.3	$18.8	$281.1
Add:
Replacement and environmental capital expenditures (1)	29.3	44.2	31.8	64.2	28.3
Cash interest expense (2)	152.1	98.2	104.4	89.8	79.5
Turnaround costs	8.7	19.3	27.6	68.6	14.9
Loss from unconsolidated affiliates	(18.5)	(37.5)	(3.4)	(0.3)	—
Income tax expense (benefit)	(7.7)	(28.4)	(0.8)	0.4	0.8
Adjusted EBITDA	$158.2	$257.7	$305.9	$241.5	$404.6
Less:
Unrealized (gain) loss on derivatives	$(19.9)	$39.5	$0.6	$(25.7)	$3.8
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	(6.4)	(10.0)	6.6	(1.8)	(5.0)
Amortization of turnaround costs	33.2	29.0	24.5	15.9	13.4
Impairment charges (3)	35.9	58.1	36.0	10.5	1.6
Loss on sale of unconsolidated affiliate	113.9	—	—	—	—
Non-cash equity-based compensation and other non-cash items	5.0	12.0	11.9	9.5	7.1
EBITDA	$(3.5)	$129.1	$226.3	$233.1	$383.7
Add:
Unrealized (gain) loss on derivatives	$(19.9)	$39.5	$0.6	$(25.7)	$3.8
Cash interest expense (2)	(152.1)	(98.2)	(104.4)	(89.8)	(79.5)
Asset impairment	35.7	33.8	36.0	10.5	1.6
Lower of cost or market inventory adjustment	(39.2)	81.8	74.1	(2.1)	6.1
Non-cash equity-based compensation	5.6	9.8	6.5	4.8	6.5
Deferred income tax benefit	(0.7)	(28.5)	(1.2)	—	—
Loss from unconsolidated affiliates	18.7	61.5	3.4	0.3	—
Loss on sale of unconsolidated affiliates	113.4	—	—	—	—
Amortization of turnaround costs	33.2	29.0	24.5	15.9	13.4
Income tax (expense) benefit	7.7	28.4	0.8	(0.4)	(0.8)
Provision for doubtful accounts	0.4	1.1	0.5	0.1	—
Debt extinguishment costs	—	(37.5)	(70.9)	(11.2)	—
Changes in assets and liabilities:
Accounts receivable	(28.4)	138.0	(0.4)	(32.3)	34.6
Inventories	49.6	47.3	43.9	16.4	11.8
Other current assets	(3.5)	3.4	3.9	6.8	15.8
Turnaround costs	(8.7)	(19.3)	(27.6)	(68.6)	(14.9)
Derivative activity	(19.0)	(7.0)	6.7	(1.8)	(5.0)
Other assets	(0.6)	—	—	(0.1)	(4.0)
Accounts payable	21.4	(119.9)	(13.1)	6.8	11.1
Accrued interest payable	21.4	(6.5)	15.1	(1.0)	13.0
Accrued income taxes payable	—	—	—	(27.6)	(16.1)
Other current liabilities	(31.1)	84.2	(2.1)	2.7	4.6
Other, including changes in noncurrent liabilities	3.7	6.4	4.2	2.3	(5.6)
Net cash provided by operating activities	$4.1	$376.4	$226.8	$39.1	$380.1

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)
Impairment charges for 2016 include $34.8 million of goodwill impairment charges related to the specialty products and fuel products segments, $0.9 million of long-lived assets impairment charges related to the specialty products and fuel products segments, and a $0.2 million impairment charge related to one of our equity method investments.

Impairment charges for 2015 include a $33.8 million goodwill impairment charge related to the oilfield services segment and $24.3 million impairment charge related to our investment in Juniper.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net income (loss):
Segment Adjusted EBITDA:
Specialty products Adjusted EBITDA	$188.9	$201.7	$220.8	$194.5	$283.2
Fuel products Adjusted EBITDA	(10.1)	81.9	50.0	47.0	121.4
Oilfield Services Adjusted EBITDA	(20.6)	(25.9)	35.1	—	—
Total segment Adjusted EBITDA	$158.2	$257.7	$305.9	$241.5	$404.6
Less:
Unrealized (gain) loss on derivatives	$(19.9)	$39.5	$0.6	$(25.7)	$3.8
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	(6.4)	(10.0)	6.6	(1.8)	(5.0)
Amortization of turnaround costs	33.2	29.0	24.5	15.9	13.4
Impairment charges	35.9	58.1	36.0	10.5	1.6
Loss on sale of unconsolidated affiliate	113.9	—	—	—	—
Non-cash equity-based compensation and other non-cash items	5.0	12.0	11.9	9.5	7.1
EBITDA	$(3.5)	$129.1	$226.3	$233.1	$383.7
Less:
Interest expense	$161.7	$104.9	$110.8	$96.8	$85.6
Debt extinguishment costs	—	46.6	89.9	14.6	—
Depreciation and amortization	171.1	145.4	138.6	117.8	91.6
Income tax expense (benefit)	(7.7)	(28.4)	(0.8)	0.4	0.8
Net income (loss)	$(328.6)	$(139.4)	$(112.2)	$3.5	$205.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of the Company. The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2016, 2015 and 2014. For the year ended December 31, 2014, the Company realigned its reportable segments for financial reporting purposes as a result of the Anchor and SOS Acquisitions in 2014 resulting in a new segment, oilfield services. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes of the Company included elsewhere in this Annual Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northwest Wisconsin, northern Montana, western Pennsylvania, Texas, New Jersey and eastern Missouri. We own and lease oilfield services locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. We own and lease additional facilities, primarily related to production and distribution of specialty, fuel and oilfield services products, throughout the United States (“U.S.”). Our business is organized into three segments: specialty products, fuel products and oilfield services. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, TruFuel and Quantum brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and heavy fuel oils, and from time to time resell purchased crude oil to third party customers. Our oilfield services segment manufactures and markets products and provides oilfield services including drilling fluids, completion fluids and solids control services to the oil and gas exploration industry throughout the U.S.
2016 Update
Outlook and Trends
Commodity markets and corresponding refined product margins were volatile during 2015 and 2016, with the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil decreasing more than 45% during 2015 and approximately 11% during 2016. We expect this volatility to continue into 2017. Below are factors that have impacted our results of operations during 2016:

•
We realized record profit contribution from certain specialty product lines, primarily attributable to the continued growth of our brand-named products such as Royal Purple, Bel-Ray and TruFuel. We are committed to continued growth in our specialty products segment, and we continue to work on new products to introduce to the market. Specialty products margins have remained relatively stable and are expected to remain stable in the near term.

•
We reached record feedstock runs during 2016 through our continued focus on improving operations. Our average feedstock runs were 134,163 barrels per day (“bpd”) in 2016, a 9.0% increase compared to 2015, which was our second highest year. We expect to maintain these rates and hope to see modest improvement in the future as we continue to seek to minimize unplanned downtime at our facilities.

•
We had record asphalt sales of 7.5 million barrels in 2016, a 42% increase compared to 2015. We are seeking to continue to increase our use of heavy crude oil in our refining system, which will lower our overall delivered cost of crude oil as we expect heavy crude oil discounts to remain wide.

•
Refined product margins have declined in 2016 as compared to 2015 with the Gulf Coast crack spread (defined below) declining 33% to $12 per barrel, while the Western Canadian Select (“WCS”) discount versus NYMEX WTI increased 8% to $13 per barrel below NYMEX WTI. We have increased our use of WCS crude oil and other heavy crude oils to capture the higher margins associated with refining heavier crude oils, going from approximately 19% of feedstock runs in 2015 to approximately 26% of feedstock runs in 2016.

•
Due to seasonal declines in demand during the winter months and the desire to minimize inventories at year-end, the fourth quarter tends to generate lower refined product margins. To mitigate this risk and to further enhance liquidity, we sought to minimize our inventory levels in 2016, while improving our logistics system. As a result of these efforts, our total inventory volumes (crude oil and refined products) as of the end of 2016 were approximately 8% lower (approximately 410,000 barrels lower) than at year-end 2015 despite record feedstock runs.

•
Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. It is not possible to predict what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue, inclusive of the favorable impact of any exemptions received from the EPA.

•
Volatility in crude oil and natural gas prices negatively impacted our oilfield services segment, with a 48% decrease in the average U.S. land-based rig count during the full-year 2016; however there was an increase in rig count of approximately 23% on average in the fourth quarter 2016 compared to the third quarter 2016. We anticipate that 2017 will remain challenging for the segment, and we expect to continue to adapt our cost structure to market conditions, which we believe will position us favorably if the market ultimately recovers.

•
A further decline in market prices of crude oil, refined products or continued narrow product margins may negatively impact the results of our operations which could result in further asset impairments. For example, we recorded a $113.9 million loss on the sale of Dakota Prairie Refining, LLC (“Dakota Prairie”), our joint venture with MDU Resources, Inc. (“MDU”), a goodwill impairment charge of $33.4 million related to our Great Falls and San Antonio fuels refineries in the second quarter 2016 and a goodwill impairment charge of $1.4 million related to our Missouri facility in the fourth quarter 2016.

Financial Results
We reported a net loss of $328.6 million in 2016, versus a net loss of $139.4 million in 2015. We reported Adjusted EBITDA (as defined in Item 6 “Selected Financial Data — Non-GAAP Financial Measures”) of $158.2 million in 2016, versus $257.7 million in 2015. We generated $4.1 million of cash flow from operations in 2016, versus $376.4 million in 2015. Distributable Cash Flow (“DCF”) (as defined in Item 6 “Selected Financial Data — Non-GAAP Financial Measures”) was $(5.7) million in 2016, compared to $161.9 million in 2015.
Our net loss for the full-year 2016 includes the impact of four items: (1) $113.9 million of non-cash charges due to our divestiture of our 50% joint venture interest in Dakota Prairie, (2) a favorable lower of cost or market (“LCM”) inventory adjustment of $39.2 million, (3) $27.9 million of losses related to liquidation of last-in, first-out (“LIFO”) inventory layers and, (4) an $18.7 million loss from unconsolidated affiliates primarily related to Dakota Prairie, which was included in results from operations until divested on June 27, 2016. Our 2016 full-year Adjusted EBITDA includes the impact of three items: (1) a favorable LCM inventory adjustment of $51.4 million, (2) $27.9 million of losses related to liquidation of LIFO inventory layers and, (3) $18.7 million loss from unconsolidated affiliates primarily related to Dakota Prairie.
Please read Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure, and for a reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities, our most directly comparable financial liquidity measure, both calculated and presented in accordance with U.S. GAAP.
Commodity markets remained volatile in 2016, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil averaged approximately $43 per barrel in 2016 compared to $49 per barrel in 2015. In 2016, with respect to the average price differential per barrel between WCS and NYMEX WTI, WCS averaged $13 per barrel below NYMEX WTI, versus $12 per barrel below NYMEX WTI in 2015. Given our access to cost-advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade. In the full-year 2016, we processed 35,000 bpd of heavy Canadian crude oil, versus 23,500 bpd in the full-year 2015.
Our full-year performance benefited from stable contributions in our specialty products segment, however, these contributions were more than offset by weaker performance in our fuel products segment and oilfield services segments. Total facility production increased to a record 135,000 bpd in 2016, versus 123,000 bpd in 2015, while total sales volume increased to 140,000 bpd in 2016, versus 126,000 bpd in 2015.
Specialty products segment Adjusted EBITDA was $188.9 million in 2016, a decrease of 6.3% versus the prior year. Gross profit per barrel for our specialty products segment was $34.57 in 2016, versus $40.24 in the prior year. 2016 results were impacted by a $13.7 million favorable LCM inventory adjustment and an $8.8 million loss related to the liquidation of LIFO inventory layers. Specialty products represented approximately 20% of total production in 2016, compared to 21% in 2015.
During 2016, the decrease in the average selling price per barrel of specialty products outpaced a decline in the average cost of crude oil, our primary input cost, resulting in margin compression within the specialty products segment. Total specialty products segment sales volumes increased to 27,000 bpd in 2016, an increase of 6.3% when compared to 2015. Demand for lubricating oils, white oils and packaged and synthetic products all increased on a year-over-year basis.
Fuel products segment Adjusted EBITDA was $(10.1) million in 2016, a decrease of 112.3% versus the prior year. Gross profit per barrel for our fuel products segment was $1.16 per barrel in 2016, versus $4.51 per barrel in the prior year. 2016 results were impacted by reduced Renewable Fuel Standard (“RFS”) compliance costs, a $36.9 million favorable LCM inventory adjustment and a $19.7 million loss related to the liquidation of LIFO inventory layers. In 2016, production within our fuel products segment reached a record high, as did our total annual fuel product sales volumes which was primarily driven by the completion of the Great Falls refinery expansion. Fuel products represented approximately 80% of total production during the year. Total fuel products segment sales volumes increased 12.6% during 2016, when compared to the full-year 2015.
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
During 2016, the Gulf Coast crack spread averaged approximately $12 per barrel, versus approximately $18 per barrel in 2015, an approximate 33% decline. The Gulf Coast ULSD crack spread averaged approximately $12 per barrel during 2016, compared to approximately $17 per barrel in the prior year. The Gulf Coast gasoline crack spread averaged approximately $13 per barrel during 2016, compared to approximately $19 per barrel in the prior year. Between 2015 and 2016, the average WCS discount versus NYMEX WTI widened from $12 per barrel to $13 per barrel.
Although the 2016 average Gulf Coast crack spread was below 2015 levels, the average Gulf Coast crack spread and the average ULSD crack spread increased in the fourth quarter 2016. During the fourth quarter 2016, the Gulf Coast crack spread averaged approximately $13 per barrel, versus approximately $11 per barrel in the same period in 2015. The market ULSD crack spread averaged approximately $15 per barrel during the fourth quarter 2016, compared to approximately $12 per barrel in the prior year period. The market gasoline crack spread averaged approximately $12 per barrel during the fourth quarter 2016, compared to approximately $10 per barrel in the prior year period. Between the fourth quarters of 2015 and 2016, the average WCS discount versus NYMEX WTI widened from $13 per barrel to $14 per barrel.
We refer to our fuel products segment gross profit per barrel divided by the Gulf Coast crack spread as the “capture rate.” The capture rate is a means of measuring refinery system gross profit per barrel against the benchmark crack spread. During 2016, our capture rate was approximately 10%, versus approximately 25% in 2015.
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
There are several factors that impact our refined product margin when compared to the benchmark crack spread. For example, several of our fuel products refineries produce asphalt and other residual products that may carry an average sales price below that of U.S. Gulf Coast gasoline or U.S. Gulf Coast ULSD. Alternatively, many of our fuel products refineries purchase select quantities of crude oil at a discount to NYMEX WTI, which helps support a higher capture rate, relative to the crack spread benchmark. Finally, some of our facilities, such as our Shreveport and San Antonio refineries, produce both fuel and specialty products; given that our specialty products facilities generally operate at lower utilization rates than our fuel products facilities, facilities producing specialty products may incur higher operating expenses when compared to refineries that produce fuels exclusively, such as our Great Falls and Superior refineries. Based on our system-wide crude purchasing behaviors and overall production slate, we believe the Gulf Coast crack spread remains a meaningful indicator in tracking directional shifts in our refined product margins.
Oilfield services segment Adjusted EBITDA was $(20.6) million in 2016, an improvement of 20.5% versus the prior year. While the average U.S. land-based rig count declined 48% on a year-over-year basis, it improved by approximately 23% on average in the fourth quarter 2016. Additionally, our oilfield services segment had a $0.8 million favorable LCM inventory adjustment in 2016. We anticipate that 2017 will again be challenging, and we plan to continue to align our cost structure with market conditions, which we believe will position us favorably when the market ultimately recovers.
2017 Capital Spending Forecast
We currently anticipate total capital expenditures to range between $120 million and $140 million in 2017.
Liquidity Update
On December 31, 2016, we had availability under our revolving credit facility of approximately $360.8 million, based on a $453.1 million borrowing base, $82.1 million in outstanding standby letters of credit and $10.2 million in outstanding borrowings. In addition, we had $4.2 million of cash on hand as of December 31, 2016. We believe we will continue to have sufficient liquidity from cash on hand, cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. On a continuous basis, we focus on various initiatives, including working capital initiatives, to further enhance our liquidity over time, given current market conditions.

Renewable Fuel Standard Update
We, along with the broader refining industry, remain subject to compliance costs under the RFS. Under the regulation of the Environmental Protection Agency (“EPA”), the RFS provides annual requirements for the total volume of renewable transportation fuels which are mandated to be blended into finished petroleum fuels. If a refiner does not meet its required annual Renewable Volume Obligation (“RVO”), the refiner can purchase blending credits in the open market, referred to as RINs.
For the year ended December 31, 2016, our gain from RINs was $5.5 million, as compared to a RINs expense for the years ended December 31, 2015 and 2014, of approximately $38.8 million and $9.4 million, respectively. Our gross RINs obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, was 112 million RINs in 2016. For the full-year 2017, we anticipate our gross RINs obligation will increase to 128 million RINs, given recent production capacity expansion at our Great Falls refinery.
During 2016, the EPA granted certain of our refineries a “small refinery exemption” under the RFS for the full year 2014 and 2015 as provided for under the federal Clean Air Act, as amended (“CAA”). In granting those exemptions, the EPA determined that for the full year 2014 and 2015, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
In February 2017, the EPA granted certain of our refineries a “small refinery exemption” under the RFS for the full year 2016, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full year 2016, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full year 2017.
Chief Financial Officer Appointment
On January 5, 2017, we announced the appointment of David West Griffin as executive vice president and chief financial officer of our general partner, effective January 5, 2017. Prior to joining the Company, Mr. Griffin, 55, was a founder of, and served as the chief financial officer of, Energy XXI (Bermuda) Limited (also known as Energy XXI Ltd.) from 2005 to 2014, and previously was the chief financial officer for Alon USA in 2004, and was chief financial officer for InterGen North America from 1999 to 2002. Mr. Griffin graduated from Dartmouth College in 1983 with a B.E. and received his M.B.A from Dartmouth College’s Amos Tuck School of Business in 1985.
Strategic Update
In early 2016, we introduced a revised vision designed to position our organization as the premier specialty petroleum products company in the world. As part of this vision, we have commenced a multi-year initiative that emphasizes a combination of operational excellence, opportunistic investments in “self-help,” high-return internal projects and a targeted acquisition strategy that seeks to support the purchase of complementary, competitively advantaged assets in the global specialty products market. By year-end 2018, the program is projected to generate an incremental $150 million to $200 million of annualized Adjusted EBITDA per year as compared to 2015. For information on forward-looking non-GAAP EBITDA, please read “— Non-GAAP Financial Measures.”
Operational Excellence. We seek to optimize our existing asset base through a series of improvement initiatives that are expected to position us for sustained, profitable growth. We have identified key areas of opportunity within the business that carry “low/no” capital investment requirements and attractive return profiles. Key initiatives under evaluation as part of the operational excellence initiative include efforts to further optimize the procurement of crude oil and other feedstocks, improve refinery yields, improve the efficiency of assets by operating at higher utilization rates, and upgrade lower margin product streams into higher margin finished products.
“Self-Help” Project Investments. We expect to pursue a series of “self-help” projects characterized by high-return investment profiles and sub-$50 million capital investment requirements. We evaluate projects that are smaller in size and scope than our prior organic growth campaigns and that carry shorter durations to completion. These projects are expected to carry high-return investment profiles capable of supporting growth in Adjusted EBITDA and Distributable Cash Flow.
Targeted Asset Strategy. We seek to acquire complementary, immediately accretive businesses with sustainable competitive advantages that further entrench us as a global leader in the specialty products market. Our acquisition focus includes specialty businesses where we have an existing core competency, and that have a sustainable competitive advantage. At the same time, we regularly evaluate our portfolio to identify potential asset divestiture candidates that may not fit our core asset portfolio criteria.

Acquisitions
The following table sets forth information regarding our acquisitions for the 2016, 2015 and 2014 fiscal years (in millions):

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
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products, fuel products and oilfield services products. The prices of crude oil, specialty products, fuel products and oilfield products and services are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” and Note 8 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
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
Specialty products, fuel products and oilfield services segment Adjusted EBITDA. We believe that specialty products, fuel products and oilfield services segment Adjusted EBITDA measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay distributions to our unitholders and pay interest to our noteholders as Adjusted EBITDA is a component in the calculation of Distributable Cash Flow and allows us to meaningfully analyze the trends and performance of our core cash operations as well as to make decisions regarding the allocation of resources to segments.

Results of Operations
The following table sets forth information about our combined operations, excluding the results of operations of our oilfield services segment. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The table includes the results of operations of our United Petroleum assets commencing February 28, 2014:

	Year Ended December 31,
	2016	2015	2014
	(In bpd)
Total sales volume (1)	140,180	126,216	122,852
Total feedstock runs (2)	134,163	123,051	117,427
Facility production: (3)
Specialty products:
Lubricating oils	14,697	13,325	11,836
Solvents	7,427	7,942	8,934
Waxes	1,571	1,460	1,510
Packaged and synthetic specialty products (4)	2,074	1,584	1,754
Other	1,553	1,355	1,829
Total specialty products	27,322	25,666	25,863
Fuel products:
Gasoline	37,713	37,691	34,221
Diesel	34,808	30,204	27,074
Jet fuel	5,306	5,157	4,799
Asphalt, heavy fuel oils and other	29,780	24,077	22,189
Total fuel products	107,607	97,129	88,283
Total facility production (3)	134,929	122,795	114,146

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

The increase in total sales volume in 2016 compared to 2015 is due primarily to increased sales volume of lubricating oils, diesel and asphalt as a result of market conditions and increased production at the Great Falls refinery from the expansion project completed in the first quarter 2016.
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
The increase in total feedstock runs in 2016 compared to 2015 is due primarily to increased feedstock runs at the Great Falls refinery from the expansion project completed in the first quarter 2016 and improved operational reliability, partially offset by scheduled turnaround activity in 2016.
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

The increases in total facility production in 2016 over 2015 and 2015 over 2014 are due primarily to the operational items discussed above in footnote 2 of this table.

(4)	Represents production of packaged and synthetic specialty products, including the products from the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.
The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net loss and Net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP, please read Item 6 “Selected Financial Data — Non-GAAP Financial Measures.”

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Sales	$3,599.4	$4,212.8	$5,791.1
Cost of sales	3,191.1	3,618.2	5,261.4
Gross profit	408.3	594.6	529.7
Operating costs and expenses:
Selling	110.7	146.0	149.6
General and administrative	110.6	135.5	98.3
Transportation	169.2	175.5	171.4
Taxes other than income taxes	20.1	17.7	13.4
Asset impairment	35.7	33.8	36.0
Other	1.7	11.1	14.2
Operating income (loss)	(39.7)	75.0	46.8
Other income (expense):
Interest expense	(161.7)	(104.9)	(110.8)
Debt extinguishment costs	—	(46.6)	(89.9)
Realized gain (loss) on derivative instruments	(24.0)	8.1	43.8
Unrealized gain (loss) on derivative instruments	19.9	(39.5)	(0.6)
Loss from unconsolidated affiliates	(18.7)	(61.5)	(3.4)
Loss on sale of unconsolidated affiliates	(113.4)	—	—
Other	1.3	1.6	1.1
Total other expense	(296.6)	(242.8)	(159.8)
Net loss before income taxes	(336.3)	(167.8)	(113.0)
Income tax benefit	(7.7)	(28.4)	(0.8)
Net loss	$(328.6)	$(139.4)	$(112.2)
EBITDA	$(3.5)	$129.1	$226.3
Adjusted EBITDA	$158.2	$257.7	$305.9
Distributable Cash Flow	$(5.7)	$161.9	$146.3

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015
Sales. Sales decreased $613.4 million, or 14.6%, to $3,599.4 million in 2016 from $4,212.8 million in 2015. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2016	2015	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$538.7	$575.6	(6.4)%
Solvents	237.7	302.0	(21.3)%
Waxes	128.7	136.9	(6.0)%
Packaged and synthetic specialty products (1)	311.2	316.6	(1.7)%
Other (2)	36.0	36.7	(1.9)%
Total specialty products	$1,252.3	$1,367.8	(8.4)%
Total specialty products sales volume (in barrels)	9,779,000	9,200,000	6.3%
Average specialty products sales price per barrel	$128.06	$148.67	(13.9)%

Fuel products:
Gasoline	$844.3	$1,002.4	(15.8)%
Diesel	748.7	773.2	(3.2)%
Jet fuel	117.5	136.5	(13.9)%
Asphalt, heavy fuel oils and other (3)	451.8	471.0	(4.1)%
Hedging activities	59.7	179.4	(66.7)%
Total fuel products	$2,222.0	$2,562.5	(13.3)%
Total fuel products sales volume (in barrels)	41,527,000	36,869,000	12.6%
Average fuel products sales price per barrel (excluding hedging activities)	$52.07	$64.64	(19.4)%
Average fuel products sales price per barrel (including hedging activities)	$53.51	$69.50	(23.0)%

Total oilfield services	$125.1	$282.5	(55.7)%

Total sales	$3,599.4	$4,212.8	(14.6)%
Total specialty and fuel products sales volume (in barrels)	51,306,000	46,069,000	11.4%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

(2)
Represents by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Montana, Superior and San Antonio refineries to third party customers.

The components of the $115.5 million specialty products segment sales decrease in 2016 were as follows:

Dollar Change
(In millions)
Sales price	$(201.7)
Volume	86.2
Total specialty products segment sales decrease	$(115.5)
Specialty products segment sales for 2016 decreased $115.5 million, or 8.4%, primarily due to a decrease in the average selling price per barrel, partially offset by higher sales volume. Sales decreased $201.7 million compared to 2015 due to a 13.9% decrease in the average selling price per barrel primarily as a result of decreased lubricating oils, solvents and packaged and synthetic specialty products average selling prices due to market conditions, while the average cost of crude oil per barrel decreased 10.7%. The increase in sales volume is primarily due to higher sales volume of lubricating oils and packaged and synthetic specialty products, partially offset by decreased sales volume of solvents and waxes due to market conditions.
The components of the $340.5 million fuel products segment sales decrease in 2016 were as follows:

Dollar Change
(In millions)
Sales price	$(521.9)
Hedging activities	(119.7)
Volume	301.1
Total fuel products segment sales decrease	$(340.5)
Fuel products segment sales for 2016 decreased $340.5 million, or 13.3%, due primarily to a decrease in the average selling price per barrel and a $119.7 million decrease in realized derivative gains recorded in sales on our fuel products cash flow hedges, partially offset by increased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $12.57, or 19.4%, resulting in a $521.9 million decrease in sales, compared to a 14.1% decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel is primarily due to market conditions. Sales volume increased 12.6% primarily due to increased sales volume of diesel and asphalt as a result of the Great Falls refinery expansion project completed in 2016, partially offset by decreased sales volume of gasoline due to market conditions.
Oilfield services segment sales for 2016 decreased $157.4 million, or 55.7%, primarily due to decreased sales volume driven by a decline in rig count. Our rig count decreased 49.1% consistent with the 48.0% decrease in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Volatility in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2016, which resulted in an unfavorable impact on our sales in 2016.

Gross Profit. Gross profit decreased $186.3 million, or 31.3%, to $408.3 million in 2016 from $594.6 million in 2015. Gross profit for our specialty, fuel products and oilfield services segments was as follows:

	Year Ended December 31,
	2016	2015	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$338.1	$370.2	(8.7)%
Percentage of sales	27.0%	27.1%
Specialty products gross profit per barrel	$34.57	$40.24	(14.1)%
Fuel products:
Gross profit excluding hedging activities	$39.8	$157.1	(74.7)%
Hedging activities	8.4	9.1	(7.7)%
Gross profit	$48.2	$166.2	(71.0)%
Percentage of sales	2.2%	6.5%
Fuel products gross profit per barrel (excluding hedging activities)	$0.96	$4.26	(77.5)%
Fuel products gross profit per barrel (including hedging activities)	$1.16	$4.51	(74.3)%
Oilfield services:
Gross profit	$22.0	$58.2	(62.2)%
Percentage of sales	17.6%	20.6%
Total gross profit	$408.3	$594.6	(31.3)%
Percentage of sales	11.3%	14.1%
The components of the $32.1 million decrease in the specialty products segment gross profit for 2016 were as follows:

Dollar Change
(In millions)
2015 reported gross profit	$370.2
Sales price	(201.7)
Operating costs	(4.9)
Cost of materials	89.3
LCM inventory adjustment	47.4
Volume	35.3
LIFO inventory layer liquidation	2.5
2016 reported gross profit	$338.1
The decrease in specialty products segment gross profit of $32.1 million year-over-year was primarily due to a decrease in the average selling price per barrel and a $4.9 million increase in operating costs, partially offset by decreased cost of materials, a $47.4 million decrease in the unfavorable LCM inventory adjustment and increased sales volume. Sales price and cost of materials, net, lowered gross profit by $112.4 million, as the average selling price per barrel decreased 13.9%, while the average cost of crude oil per barrel decreased 10.7%. The increase in operating costs was primarily due to increased depreciation expense, partially offset by decreased natural gas costs. Gross profit was also positively impacted by decreased losses of $2.5 million related to the liquidation of LIFO inventory layers.

The components of the $118.0 million decrease in the fuel products segment gross profit for 2016 were as follows:

Dollar Change
(In millions)
2015 reported gross profit	$166.2
Sales price	(521.9)
Operating costs	(39.4)
LIFO inventory layer adjustment	(5.9)
Hedging activities	(0.7)
Cost of materials	285.5
Volume	65.1
LCM inventory layer liquidation	58.0
RINs expense	41.3
2016 reported gross profit	$48.2
The decrease in fuel products segment gross profit of $118.0 million year-over-year was primarily due to narrowing crack spreads, a $39.4 million increase in operating costs and increased losses of $5.9 million related to the liquidation of LIFO inventory layers, partially offset by increased sales volume, a $58.0 million decrease in the unfavorable LCM inventory adjustment and decreased RINs expense. During 2016, crack spreads narrowed as the average cost of crude oil per barrel decreased 14.1% and the average selling price per barrel decreased by 19.4%. The $41.3 million decrease in RINs expense primarily resulted from a reduction of the RINs liability as a result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for certain of our refineries for the 2014 and 2015 calendar years, partially offset by increased RINs market pricing and increased production. The increase in operating costs was due primarily to increased depreciation expense, utility costs and salaries and benefits expense, partially offset by decreased repairs and maintenance expense.
The decrease in oilfield services segment gross profit of $36.2 million year-over-year was primarily due to decreased sales volume driven by a decline in rig count, partially offset by a $15.6 million decrease in the unfavorable LCM inventory adjustment. Volatility in crude oil and natural gas prices resulted in a significant reduction in our customers’ drilling and production activities, which had an unfavorable impact on our gross profit in 2016. The continued decrease in crude oil prices created pricing pressure in the basins in which we operate.
Selling. Selling expenses decreased $35.3 million, or 24.2%, to $110.7 million in 2016 from $146.0 million in 2015. The decrease was due primarily to a $17.1 million decrease in salaries and benefits primarily as a result of workforce reductions in the oilfield services segment, a $6.8 million decrease in depreciation and amortization, a $5.3 million decrease in professional fees, a $4.3 million decrease in advertising expense and $0.7 million decrease in bad debt expense.
General and administrative. General and administrative expenses decreased $24.9 million, or 18.4%, to $110.6 million in 2016 from $135.5 million in 2015. The decrease was due primarily to a $23.1 million decrease in incentive compensation costs, a $4.6 million legal settlement recognized in the 2015 period, a $3.5 million decrease in professional fees expense and a $2.1 million decrease in severance expense, partially offset by a $7.7 million increase in salaries and benefits.
Transportation. Transportation expenses decreased $6.3 million, or 3.6%, to $169.2 million in 2016 from $175.5 million in 2015. This decrease is due primarily to decreased drilling and production activities by our customers in the oilfield services segment and decreased freight rates, partially offset by increased sales of lubricating oils and asphalt.
Asset impairment. During 2016, we recorded a goodwill impairment charge of $35.7 million in 2016 related to the fuel products segment and specialty products segment compared to a goodwill impairment charge of $33.8 million in 2015 related to the oilfield services segment. The 2016 fuel products segment impairment charge of $33.4 million was primarily a result of the reduced outlook on crack spreads. The 2016 specialty products segment impairment charge of $1.4 million was the result of a significant reduction in orders from a customer of significance. The 2015 oilfield services segment impairment charge was due primarily to our reduced outlook on revenues and profitability as a result of the continued decline of crude oil prices.
Other operating costs and expenses. Other operating costs and expenses decreased $9.4 million, or 84.7%, to $1.7 million in 2016 from $11.1 million in 2015. The decrease is due primarily to decreased environmental remediation expense, decreased profit sharing expense related to a profit share agreement and gains from fixed asset sales.
Interest expense. Interest expense increased $56.8 million, or 54.1%, to $161.7 million in 2016 from $104.9 million in 2015. The increase is due primarily to an increase in the amount of our outstanding long-term debt, higher interest rates on senior secured notes issued in April 2016 compared to other outstanding long-term debt and decreased capitalized interest.

Debt extinguishment costs. Debt extinguishment costs were $46.6 million in 2015. Debt extinguishment costs were due primarily to the redemption of the 9.625% senior notes due 2020 (“2020 Notes”) with a portion of the net proceeds from the issuance of the 2023 Notes in the 2015 period, with no comparable activity in the 2016 period.
Derivative activity. The following table details the impact of our derivative instruments on the consolidated statements of operations for 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(In millions)
Derivative gain reflected in sales	$59.7	$179.4
Derivative loss reflected in cost of sales	(53.3)	(167.3)
Derivative gain reflected in gross profit	$6.4	$12.1

Realized gain (loss) on derivative instruments	$(24.0)	$8.1
Unrealized gain (loss) on derivative instruments	19.9	(39.5)
Total derivative gain (loss) reflected in the consolidated statements of operations	$2.3	$(19.3)
Total gain (loss) on commodity derivative settlements	$(24.0)	$10.2
Realized gain (loss) on derivative instruments. Realized gain (loss) on derivative instruments decreased $32.1 million to a loss of $24.0 million in 2016 from a gain of $8.1 million in 2015. The change was primarily due to decreased realized gains of approximately $27.6 million related to settlements of derivative instruments used to economically hedge crack spreads and crude oil that are not classified as hedges for accounting purposes, increased realized losses of approximately $1.9 million on natural gas swaps used to economically hedge natural gas purchases, a $2.7 million decrease in premiums received for crude oil option contracts and decreased gain ineffectiveness of approximately $0.7 million.
Unrealized gain (loss) on derivative instruments. Unrealized gain (loss) on derivative instruments increased $59.4 million to a gain of $19.9 million in 2016 from a loss of $39.5 million in 2015. The change is primarily due to decreased unrealized losses related to derivative instruments used to economically hedge crack spreads, crude oil and natural gas that are not classified as hedges for accounting purposes.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates decreased $42.8 million to $18.7 million in 2016 from $61.5 million in 2015, due primarily to a $24.3 million other-than-temporary impairment charge related to Juniper (defined below) in the 2015 period and the sale of Dakota Prairie in June 2016.
Loss on sale of unconsolidated affiliates. Loss on sale of unconsolidated affiliates was $113.4 million in 2016. The loss on sale of unconsolidated affiliates was primarily due to the $113.9 million loss on sale of Dakota Prairie in June 2016.
Income tax benefit. Income tax benefit decreased $20.7 million to $7.7 million in 2016 from $28.4 million in 2015. The change was primarily due to the conversion of ADF Holdings, Inc. to ADF Holdings, LLC and Anchor Drilling Fluids USA, Inc. to Anchor Drilling Fluids USA, LLC in 2015, which decreased the proportion of losses subject to federal, state and local income taxes, partially offset by a $7.8 million income tax refund in 2016.

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014
Sales. Sales decreased $1,578.3 million, or 27.3%, to $4,212.8 million in 2015 from $5,791.1 million in 2014. The results of operations related to the United Petroleum Acquisitions has been included in the specialty products segment since their date of acquisition, February 28, 2014. The results of operations related to the Anchor and SOS Acquisitions have been included in the oilfield services segment since their dates of acquisition, March 31, 2014, and August 1, 2014, respectively. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2015	2014	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$575.6	$748.4	(23.1)%
Solvents	302.0	485.2	(37.8)%
Waxes	136.9	144.1	(5.0)%
Packaged and synthetic specialty products (1)	316.6	313.5	1.0%
Other (2)	36.7	38.0	(3.4)%
Total specialty products	$1,367.8	$1,729.2	(20.9)%
Total specialty products sales volume (in barrels)	9,200,000	9,087,000	1.2%
Average specialty products sales price per barrel	$148.67	$190.29	(21.9)%

Fuel products:
Gasoline	$1,002.4	$1,444.5	(30.6)%
Diesel	773.2	1,205.3	(35.8)%
Jet fuel	136.5	199.0	(31.4)%
Asphalt, heavy fuel oils and other (3)	471.0	853.6	(44.8)%
Hedging activities	179.4	(9.0)	2,093.3%
Total fuel products	$2,562.5	$3,693.4	(30.6)%
Total fuel products sales volume (in barrels)	36,869,000	35,754,000	3.1%
Average fuel products sales price per barrel (excluding hedging activities)	$64.64	$103.55	(37.6)%
Average fuel products sales price per barrel (including hedging activities)	$69.50	$103.30	(32.7)%

Total oilfield services	$282.5	$368.5	(23.3)%

Total sales	$4,212.8	$5,791.1	(27.3)%
Total specialty and fuel products sales volume (in barrels)	46,069,000	44,841,000	2.7%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

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

The components of the $361.4 million specialty products segment sales decrease in 2015 were as follows:

Dollar Change
(In millions)
Sales price	$(385.4)
Volume	19.8
Acquisitions	4.2
Total specialty products segment sales decrease	$(361.4)
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

Gross Profit. Gross profit increased $64.9 million, or 12.3%, to $594.6 million in 2015 from $529.7 million in 2014. Gross profit for our specialty, fuel products and oilfield services segments was as follows:

	Year Ended December 31,
	2015	2014	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$370.2	$373.2	(0.8)%
Percentage of sales	27.1%	21.6%
Specialty products gross profit per barrel	$40.24	$41.07	(2.0)%
Fuel products:
Gross profit (loss) excluding hedging activities	$157.1	$(0.7)	22,542.9%
Hedging activities	9.1	35.2	(74.1)%
Gross profit	$166.2	$34.5	381.7%
Percentage of sales	6.5%	0.9%
Fuel products gross profit (loss) per barrel (excluding hedging activities)	$4.26	$(0.02)	21,400.0%
Fuel products gross profit per barrel (including hedging activities)	$4.51	$0.96	369.8%
Oilfield services:
Gross profit	$58.2	$122.0	(52.3)%
Percentage of sales	20.6%	33.1%
Total gross profit	$594.6	$529.7	12.3%
Percentage of sales	14.1%	9.1%
The components of the $3.0 million decrease in the specialty products segment gross profit for 2015 were as follows:

Dollar Change
(In millions)
2014 reported gross profit	$373.2
Cost of materials	415.6
Volume	6.5
Acquisitions	1.0
Sales price	(385.4)
LCM inventory adjustment	(34.9)
LIFO inventory layer liquidation	(5.8)
2015 reported gross profit	$370.2
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

Derivative activity. The following table details the impact of our derivative instruments on the consolidated statements of operations for 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In millions)
Derivative gain (loss) reflected in sales	$179.4	$(9.0)
Derivative gain (loss) reflected in cost of sales	(167.3)	46.0
Derivative gain reflected in gross profit	$12.1	$37.0

Realized gain on derivative instruments	$8.1	$43.8
Unrealized loss on derivative instruments	(39.5)	(0.6)
Derivative gain reflected in interest expense	—	3.3
Total derivative gain (loss) reflected in the consolidated statements of operations	$(19.3)	$83.5
Total gain on commodity derivative settlements	$10.2	$87.5
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
Income tax benefit. Income tax benefit increased $27.6 million to $28.4 million in 2015 from $0.8 million in 2014. The change was due primarily to weaker performance in our oilfield services segment, including a $33.8 million goodwill impairment charge and a $14.8 million LCM inventory adjustment, which increased the proportion of losses subject to federal, state and local income taxes and the conversion of ADF Holdings, Inc. to ADF Holdings, LLC and Anchor Drilling Fluids USA, Inc. to Anchor Drilling Fluids USA, LLC, which resulted in the write-off of deferred taxes.
Liquidity and Capital Resources
Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions to our limited partners and general partner and debt service. We expect that our principal uses of cash in the future will be for debt service, replacement and environmental capital expenditures and capital expenditures related to internal growth projects.
We expect to fund planned capital expenditures in 2017 of $120 million and $140 million with current cash flows from operations, borrowings under our revolving credit facility and by accessing capital markets as necessary. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. However, our credit ratings were downgraded in April 2016 which could adversely affect our ability to obtain new financing and increase the costs of our financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The borrowing base on our revolving credit facility increased from $411.3 million as of December 31, 2015, to $453.1 million at December 31, 2016, resulting in a corresponding increase in our borrowing availability from $233.5 million at

December 31, 2015, to $360.8 million at December 31, 2016. As the price of crude oil increased, the value of crude oil and product inventories pledged as collateral under our revolving credit facility also increased, resulting in an increase in the borrowing base.
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures. We continue to seek to lower our operating costs, selling expenses and general and administrative expenses as a means to further improve our cash flow from operations with the objective of having our cash flow from operations support all of our capital expenditures and interest payments. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that qualify as effective cash flow hedges are deferred in accumulated other comprehensive income (loss), but may impact operating cash flow in the period settled. Gains and losses from derivative instruments that do not qualify as hedges are recorded in unrealized gain (loss) until settlement and will impact operating cash flow in the period settled.
The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by operating activities	$4.1	$376.4	$226.8
Net cash used in investing activities	(154.2)	(389.0)	(658.8)
Net cash provided by financing activities	148.7	9.7	319.4
Net decrease in cash and cash equivalents	$(1.4)	$(2.9)	$(112.6)
Operating Activities. Operating activities provided cash of $4.1 million during 2016 compared to $376.4 million during 2015. The decrease in cash provided by operating activities is primarily due to increased net loss of $189.2 million, increased working capital requirements in 2016 using $0.9 million compared to 2015 working capital requirements providing $117.9 million as well as a decrease in non-cash items of $64.3 million. Working capital increases were primarily driven by decreased accounts payable, increased accounts receivable and decreased accrued salaries, wages and benefits.
Operating activities provided cash of $376.4 million during 2015 compared to $226.8 million during 2014. The increase in cash provided by operating activities is primarily due to decreased working capital requirements in 2015 providing $117.9 million, compared to 2014 working capital requirements providing $25.1 million, as well as an increase in non-cash items of $84.0 million, partially offset by increased net loss of $27.2 million. Working capital improvements were primarily driven by decreased accounts receivable and inventories.
Investing Activities. Cash used in investing activities decreased to $154.2 million in 2016 compared to $389.0 million in 2015. The decrease is primarily due to a decrease in capital expenditures of $199.9 million mainly due to the completion of several capital improvement projects, proceeds of $29.0 million mainly related to the sale of Dakota Prairie and a decrease in net joint venture investments of $4.5 million.
Cash used in investing activities decreased to $389.0 million in 2015 compared to $658.8 million in 2014. The decrease is primarily due to the higher combined purchase price of $263.6 million for the Anchor, United Petroleum and SOS Acquisitions, which closed in 2014 with no similar activity in 2015, a decrease in net joint venture investments to the Dakota Prairie Refining, LLC and Juniper GTL LLC joint ventures of $55.2 million, partially offset by an increase in capital expenditures of $49.4 million primarily due to the capital improvement projects discussed below.
Financing Activities. Financing activities provided cash of $148.7 million during 2016 compared to $9.7 million during 2015. This increase is primarily due to the redemption of the 2020 Notes of $275.0 million in 2015 with no comparable activity in 2016, decreased distributions of $167.2 million, increased net proceeds from the private placements of senior notes of $65.6 million and increased proceeds of $9.2 million from other financing activities. Partially offsetting these increases are decreased net proceeds from public offerings of common units (including our general partner’s contributions) of $167.4 million, increased payments on the revolving credit facility of $100.8 million in 2016 compared to repayments of $39.8 million in 2015 and $75.0 million in repayments of a related party note in 2016.
Financing activities provided cash of $9.7 million during 2015 compared to $319.4 million during 2014. The decrease is primarily due to decreased net proceeds from the private placement of senior notes of $563.1 million, repayments of $39.8 million on the revolving credit facility in 2015 compared to use of $150.8 million of net proceeds from revolving credit facility borrowings in 2014 and increased distributions of $14.4 million. Partially offsetting these decreases are the redemption of the 2019 Notes of $500.0 million in 2014 compared to the redemption of the 2020 Notes of $275.0 million in 2015, an increase in net proceeds from public offerings of common units (including our general partner’s contributions) of $163.9 million and $75.0 million of proceeds from a related party note payable.
Acquisitions
Acquisitions impact our results of operations commencing on the closing date of each acquisition. Our acquisitions are discussed further in Note 3 “Acquisitions” in the notes to our consolidated financial statements under Part II, Item 8 “Financial Statements and Supplementary Data.” Information regarding acquisitions completed in 2016, 2015 and 2014 is set forth in the table below (in millions):

Acquisition	Closing Date	Purchase Price	Funding Methods	Segment
United Petroleum	February 28, 2014	$10.4	Cash on hand	Specialty Products
Anchor	March 31, 2014	223.6	Net proceeds from our March 2014 private placement of 2021 Notes	Oilfield Services
SOS	August 1, 2014	29.6	Borrowings under our revolving credit facility	Oilfield Services
2014 Total		$263.6
Joint Ventures
Dakota Prairie Refining, LLC
On June 27, 2016, we consummated the sale of our 50% equity interest in Dakota Prairie to joint venture partner WBI Energy, Inc. (“WBI”), a wholly owned subsidiary of MDU. Concurrent with the sale of our equity interest in Dakota Prairie to WBI, Tesoro Refining & Marketing Company LLC (“Tesoro”) acquired 100% of Dakota Prairie from WBI in a separate transaction that closed on June 27, 2016.
Under the terms of the definitive agreement with WBI, we received consideration of $28.5 million, which was offset by our repayment of $36.0 million in borrowings under Dakota Prairie’s revolving credit facility. In addition, our $39.4 million letter of credit supporting the Dakota Prairie revolving credit facility was terminated. As part of the transaction, MDU and WBI released us from all liabilities arising out of or related to Dakota Prairie. Further, Tesoro and Dakota Prairie released us from all liabilities arising out of the organization, management and operation of Dakota Prairie, subject to certain limited exceptions. Also, WBI agreed to indemnify us from all liabilities arising out of or related to Dakota Prairie, subject to certain limited exceptions. As a result of the sale of Dakota Prairie, we recorded a loss on sale of unconsolidated affiliate of $113.9 million during the year ended December 31, 2016.
Pacific New Investment Limited
On August 5, 2015, we and The Heritage Group, a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). We invested $4.8 million in June 2016 and $4.8 million in October 2016. As of December 31, 2016, we had an investment of $9.6 million in PACNIL, we owned an equity interest of approximately 23.8% in PACNIL, and through that ownership we owned an equity interest of approximately 6% in Hi-Speed. PACNIL wishes to exit its investment in Hi-Speed. We and PACNIL believe we will fully recover our investment in Hi-Speed.
Juniper GTL LLC
On June 9, 2014, we entered into a joint venture agreement with Clean Fuels North America, LLC, which is owned by SGC Energia and Great Northern Project Development, to develop, build and operate a gas-to-liquids (“GTL”) plant in Lake Charles, Louisiana. The joint venture is named New Source Fuels, LLC, and it owns 100% of Juniper GTL LLC (“Juniper”). We invested $25.0 million in total in exchange for an equity interest of approximately 23% in the joint venture. During the third quarter of 2015, we determined the fair value of our investment in Juniper was less than its carrying value of $24.3 million. As a result, we recorded a $24.3 million impairment charge in loss from unconsolidated affiliates in the consolidated statement of operations for the year ended December 31, 2015. In June 2016, we sold our equity interest in New Source Fuels, LLC for an immaterial amount.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures, turnaround capital expenditures and joint venture contributions in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Capital improvement expenditures	$67.6	$311.7	$284.9
Replacement capital expenditures	20.0	28.9	18.8
Environmental capital expenditures	9.3	15.3	13.0
Turnaround capital expenditures	8.7	19.3	27.6
Joint venture contributions, net (1)	16.7	50.2	105.4
Total	$122.3	$425.4	$449.7

(1)	Includes proceeds from sale of unconsolidated affiliates and return of capital.
The decrease in capital expenditures from 2015 to 2016 is due primarily to the completion of several projects including the Great Falls refinery expansion.
We estimate our capital expenditures will be between $120 million and $140 million in 2017. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of December 31, 2016, our primary debt and credit instruments consisted of:

•
a $900.0 million senior secured revolving credit facility maturing in July 2019, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the revolving credit agreement) (“revolving credit facility”);

•	$900.0 million of 6.50% senior notes due 2021 (“2021 Notes”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”);

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”); and

•	$400.0 million of 11.50% senior secured notes due 2021 (“2021 Secured Notes”).
We were in compliance with all covenants under our debt instruments in place as of December 31, 2016, and believe we have adequate liquidity to conduct our business.
Short-Term Liquidity
As of December 31, 2016, our principal sources of short-term liquidity were (i) $360.8 million of availability under our revolving credit facility and (ii) $4.2 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts Receivable and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On December 31, 2016, we had availability on our revolving credit facility of $360.8 million, based on a $453.1 million borrowing base, $82.1 million in outstanding standby letters of credit and $10.2 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of fifteen lenders with total commitments of $900.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended December 31, 2016, were $52.0 million. Our availability on our revolving credit facility during the peak borrowing days of the quarter has been ample to support our operations and service upcoming requirements. During the quarter ended December 31, 2016, availability for additional borrowings under our revolving credit facility was approximately $302.0 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of December 31, 2016, this margin was 50 basis points for prime and 150 basis points for LIBOR; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
As of December 31, 2016, we were in compliance with all covenants under the revolving credit facility.
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
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes, other than the 2021 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2016, we had $400.0 million in 2021 Secured Notes, $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. As of December 31, 2015, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on or redeem or repurchase our common units or redeem or repurchase our subordinated debt and, in the case of the 2021 Secured Notes, our unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P’s Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2016, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 0.95 to 1.0.
Upon the occurrence of certain change of control events, each holder of the senior notes will have the right to require that we repurchase all or a portion of such holder’s senior notes in cash at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.
To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.
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
For additional information regarding our senior notes, see Note 7 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2016. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
The fair value of our derivatives that were outstanding as of December 31, 2016, increased by approximately $2.0 million subsequent to December 31, 2016, to a net liability of approximately $4.0 million. All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads or interest rates to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity.
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
Equity Transactions
We entered into an Equity Placement Agreement with various sales agents under which we issued and sold, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement expired in May 2016. The net proceeds from any sales under this agreement were used for general partnership purposes, which included, among other things, repayment of indebtedness, working capital and capital expenditures. Our general partner contributed its proportionate capital contribution to retain its 2% general partner interest. For the year ended December 31, 2016, we had no sales of our common units under the Equity Placement Agreement. For the year ended December 31, 2015, we sold 432,167 common units under the Equity Placement Agreement for net proceeds of $10.2 million. Underwriting discounts for 2015 totaled $0.1 million, and our general partner contributed $0.2 million, to maintain its general partner interest.
During 2016, 2015 and 2014, we completed the following marketed public offerings of common units (in millions, except unit and per unit data):

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
In April 2016, the board of directors of our general partner suspended payment of our quarterly cash distribution. The board of directors of our general partner will continue to evaluate our ability to reinstate the distribution. During 2016 and through February 2017, we have made the following cash distributions on all outstanding common units (including our general partner’s incentive distribution rights) (in millions except per unit data):

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

Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of December 31, 2016, at current maturities is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating Activities:
Interest on long-term and short-term debt at contractual rates and maturities (1)	$873.4	$168.0	$330.9	$272.4	$102.1
Operating lease obligations (2)	145.9	39.4	57.3	28.9	20.3
Letters of credit (3)	82.1	82.1	—	—	—
Purchase commitments (4)	1,680.1	659.8	929.2	91.1	—
Pension obligations	6.9	0.3	1.5	1.4	3.7
Employment agreements	5.0	3.0	1.5	0.5	—
Financing Activities:
Capital lease obligations	46.5	2.1	4.4	1.9	38.1
Long-term debt obligations, excluding capital lease obligations	1,993.2	1.4	13.0	1,303.8	675.0
Total obligations	$4,833.1	$956.1	$1,337.8	$1,700.0	$839.2

(1)
Interest on long-term and short-term debt at contractual rates and maturities relates primarily to interest on our senior notes, revolving credit facility interest and fees, and interest on our capital lease obligations, which excludes the adjustment for the interest rate swap agreement.

(2)	We have various operating leases primarily for railcars, the use of land, storage tanks, compressor stations, equipment, precious metals and office facilities that extend through July 2055.

(3)	Letters of credit primarily supporting crude oil and feedstock purchases and precious metals leasing.

(4)
Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil, other feedstocks and finished products for resale from various suppliers based on current market prices at the time of delivery.

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, we expect to purchase $39.9 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of December 31, 2016. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during fiscal year 2016.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates and base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data.” We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
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
The replacement cost of our inventory, based on current market values, would have been $14.4 million lower and $41.0 million lower at December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, we recorded gains of $39.2 million in cost of sales in the consolidated statements of operations due to the LCM inventory valuation. During the year ended December 31, 2015, we recorded losses of $81.8 million in cost of sales in the consolidated statements of operations due to the LCM inventory valuation. During the years ended December 31, 2016 and 2015, we recorded $27.9 million and $24.3 million, respectively, of losses in cost of sales in the consolidated statements of operations due to the liquidation of higher cost LIFO inventory layers.
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
When performing the quantitative assessment, as required in step one of the impairment test, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform an impairment analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.
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
2015 Impairment Charge
Due to the continued decline in crude oil prices, we updated our goodwill impairment analysis through September 30, 2015, resulting in the fair value of the oilfield services reporting unit to be less than its carrying value. The discount rate used in our reporting unit valuation was 15.5%. Revenue growth rates assumed for this reporting unit ranged from (17)% to 18% in 2015 through 2020 and 3% thereafter. An impairment charge of $33.8 million was recorded on goodwill as a result of the step 2 analysis. The oilfield services segment has no remaining goodwill.
2016 Impairment Charge
In April 2016, the board of directors of our general partner determined to suspend payment of our quarterly cash distribution to unitholders. The suspension of the quarterly cash distribution caused a sustained decrease in our common unit price. As a result, we determined that these events constituted a triggering event that required us to update our financial projections and our goodwill impairment assessment as of April 30, 2016.The discount rates used for our Great Falls and San Antonio reporting units where impairment was recognized were approximately 13.0% and 13.5%, respectively, per year. Revenue growth rates assumed for our Great Falls reporting unit where impairment was recognized were approximately 41.1% for 2016 and (2.6)% to 39.9% for 2017 and beyond. Revenue growth rates assumed for our San Antonio reporting unit where impairment was recognized were approximately (8.5)% for 2016 and (1.0)% to 27.4% for 2017 and beyond. An impairment charge of $33.4 million related to the fuel products segment was recorded for goodwill as a result of the step 2 analysis.
In December 2016, the Missouri reporting unit experienced a significant reduction in orders from a customer of significance, which is expected to have an adverse impact on the business. As a result, we determined that this event constituted a triggering event that required us to update our financial projections and our goodwill impairment assessment in December 2016. An impairment charge of $1.4 million for goodwill related to the specialty products segment was recorded in the consolidated statements of operations within asset impairment.
A significant decline in our revenue and earnings or a significant decline in the price of our common units could result in an impairment charge related to the remaining fuel products segment goodwill of $5.1 million and specialty products segment goodwill of $172.1 million in the future.
Significant Estimates and Assumptions
Fair values calculated for the purpose of testing our goodwill and indefinite lived intangible assets for impairment are estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:

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
Fair Value of Financial Instruments
As of December 31, 2016, approximately 16% of our recurring liabilities were measured at fair value and classified as Level 3 in the fair value hierarchy. As of December 31, 2016, we had 73% recurring assets measured at fair value and classified as Level 3 in the fair value hierarchy.
Derivative Instruments
In accordance with ASC 815-10, Derivatives and Hedging, we recognize all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. Our derivative instruments are valued at Level 3 fair value measurement under ASC 820-10, Fair Value Measurements and Disclosures, depending upon the degree by which inputs are observable.
The increase in the fair market value of our outstanding derivative instruments from a net liability of $33.9 million as of December 31, 2015, to a net liability of $14.0 million as of December 31, 2016, was due primarily to decreases in the forward market values of crude oil and fuel products margins, or crack spreads, relative to our hedged products margins and settlements of derivatives in 2016 that resulted in realized losses. We recorded realized losses of $24.0 million and unrealized gains of $19.9 million on derivative instruments for the year ended December 31, 2016.
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
To estimate the fair values of our derivative instruments, we use the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of our derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through our credit valuation adjustment (“CVA”). The CVA is calculated at the transaction level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. We use the counterparty’s marginal default rate and our survival rate when we are in a net asset position at the payment date and use our marginal default rate and the counterparty’s survival rate when we are in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2016, our net assets were increased by less than $0.1 million and our net liabilities were reduced by approximately $0.5 million. As a result of applying the CVA at December 31, 2015, our net liabilities were reduced by approximately $1.2 million.
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
We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded at fair value at settlement due to the volatility of commodity prices. Holding all other variables constant, we expect a $1.00 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of December 31, 2016:

In millions
Crude oil swaps	$0.8
Crude oil basis swaps	$2.6
Crude oil percentage basis swaps	$1.1
Gasoline crack spread swaps	$(0.6)
Diesel crack spread swaps	$(0.6)
2/1/1 crack spread swaps	$(0.6)
Natural gas swaps	$5.0
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

We manage our exposure to commodity markets, credit, volumetric and liquidity risks to manage our costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of our derivative instruments will affect our earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. We do not speculate with derivative instruments or other contractual arrangements that are not associated with our business objectives. Speculation is defined as increasing our natural position above the maximum position of our physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with our business activities and objectives. Our positions are monitored routinely by a risk management committee and discussed with the board of directors of our general partner quarterly to ensure compliance with our stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by our risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or in risk profiles. These changes in strategies are to position us in relation to our risk exposures in an attempt to capture market opportunities as they arise.
The following table provides a summary of the implied crack spreads of gasoline crack spread swaps, diesel crack spread swaps and 2/1/1 crack spread swaps on a combined basis as of December 31, 2016 in our fuel products segment:

Crack Spread Swap Contracts by Expiration Dates	Barrels	BPD	Average Implied Crack Spread ($/Bbl)
First Quarter 2017	1,770,000	19,667	$11.93
Total	1,770,000
Average price			$11.93
The following tables provide a summary of crude oil swaps as of December 31, 2016, in our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2017	320,049	3,556	$48.87
Second Quarter 2017	323,605	3,556	$48.87
Third Quarter 2017	327,161	3,556	$48.87
Fourth Quarter 2017	327,161	3,556	$48.87
Total	1,297,976
Average price			$48.87

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	130,320	1,448	$41.56
Second Quarter 2017	131,768	1,448	$41.56
Third Quarter 2017	133,216	1,448	$41.56
Fourth Quarter 2017	133,216	1,448	$41.56
Total	528,520
Average price			$41.56
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. The following table provides a summary of crude oil percentage basis swap contracts related to crude oil purchases as of December 31, 2016, in our fuel products segment:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2017	270,000	3,000	72.3%
Second Quarter 2017	273,000	3,000	72.3%
Third Quarter 2017	276,000	3,000	72.3%
Fourth Quarter 2017	276,000	3,000	72.3%
Total	1,095,000
Average percentage			72.3%

We entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. The following table provides a summary of crude oil basis swap contracts as of December 31, 2016, in our fuel products segment:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2017	630,000	7,000	$(13.22)
Second Quarter 2017	637,000	7,000	$(13.22)
Third Quarter 2017	644,000	7,000	$(13.22)
Fourth Quarter 2017	644,000	7,000	$(13.22)
Total	2,555,000
Average differential			$(13.22)
The following table provides a summary of natural gas swaps as of December 31, 2016, in our specialty products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
First Quarter 2017	1,350,000	$3.88
Second Quarter 2017	1,320,000	$3.87
Third Quarter 2017	1,320,000	$3.87
Fourth Quarter 2017	960,000	$3.72
Total	4,950,000
Average price		$3.85
Please read Note 8 “Derivatives” in the notes to our consolidated financial statements under Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.
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
The following table illustrates how a change in market price (holding all other variables constant and excluding the impact of our current hedges) would affect our sales and cost of sales in the consolidated statements of operations:

	Sales		Cost of Sales
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(In millions)
Specialty Products:
$1.00 change in per barrel price of crude oil (1)			$9.8	$9.2
$0.50 change in MMBtu (one million British Thermal Units) of natural gas (2)			$7.2	$6.0

Fuel Products:
$1.00 change in per barrel price of crude oil (1)			$29.8	$28.2
$1.00 change in per barrel selling price of gasoline, diesel and jet fuel (1)	$29.8	$28.2

(1)	Based on our 2016 and 2015 sales volumes.

(2)	Based on our results for the years ended December 31, 2016 and 2015.

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
Holding other variables constant (RINs requirements), a $1.00 change in the price of RINs as of December 31, 2016, would be expected to have an impact on net income for 2016 of approximately $112.0 million.
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
Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of December 31, 2016 and 2015, which we disclose in Note 7 “Long-Term Debt” and Note 9 “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data.”

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Unsecured Notes	$763.9	$890.2	$798.3	$888.0
2022 Unsecured Notes	$296.0	$343.7	$297.5	$342.8
2023 Unsecured Notes	$274.2	$318.3	$294.1	$317.6
2021 Secured Notes	$458.8	$384.5	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $900.0 million revolving credit facility as of December 31, 2016, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $10.2 million of variable rate debt as of December 31, 2016. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2016, would be expected to have an impact on net income and cash flows for 2016 of approximately $0.1 million. We had $111.0 million of variable rate debt outstanding as of December 31, 2015.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, we have concluded that internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of internal control over financial reporting which appears on the following page.

March 6, 2017	/s/ Timothy Go
Timothy Go Chief Executive Officer of Calumet GP, LLC, general partner of Calumet Specialty Products Partners, L.P. (Principal Executive Officer)

March 6, 2017	/s/ D. West Griffin
D. West Griffin Executive Vice President and Chief Financial Officer of Calumet GP, LLC, general partner of Calumet Specialty Products Partners, L.P. (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.
We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Calumet Specialty Products Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion Calumet Specialty Products Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016, of Calumet Specialty Products Partners, L.P. and our report dated March 6, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 6, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors of Calumet GP, LLC
General Partner of Calumet Specialty Products Partners, L.P.
We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We did not audit the financial statements of Dakota Prairie Refining, LLC a company in which Calumet Specialty Products Partners, L.P. had a 50% interest during the year ended December 31, 2015. In the consolidated financial statements, Calumet Specialty Products Partners, L.P’s investment in Dakota Prairie Refining, LLC is stated at $124.7 million as of December 31, 2015 and Calumet Specialty Products Partners, L.P.’s equity in the net loss of Dakota Prairie Refining, LLC is stated at $36.1 million for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 2015 amounts included for Dakota Prairie Refining, LLC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and, for 2015, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Specialty Products Partners, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 6, 2017

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2016	2015
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$4.2	$5.6
Accounts receivable:
Trade, less allowance for doubtful accounts of $0.9 million and $2.0 million, respectively	216.4	195.3
Other	22.3	15.4
	238.7	210.7
Inventories	386.2	384.4
Derivative assets	0.8	—
Prepaid expenses and other current assets	11.0	8.3
Total current assets	640.9	609.0
Property, plant and equipment, net	1,678.0	1,719.2
Investment in unconsolidated affiliates	10.3	126.0
Goodwill	177.2	212.0
Other intangible assets, net	178.5	214.1
Other noncurrent assets, net	40.3	64.4
Total assets	$2,725.2	$2,944.7
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$295.5	$316.6
Accrued interest payable	52.5	31.1
Accrued salaries, wages and benefits	11.5	32.9
Other taxes payable	20.8	17.5
Other current liabilities	99.6	119.0
Current portion of long-term debt	3.5	1.7
Note payable — related party	—	73.5
Derivative liabilities	14.8	33.9
Total current liabilities	498.2	626.2
Noncurrent deferred income taxes	2.3	2.5
Pension and postretirement benefit obligations	11.3	13.0
Other long-term liabilities	1.0	0.9
Long-term debt, less current portion	1,993.7	1,698.2
Total liabilities	2,506.5	2,340.8
Commitments and contingencies
Partners’ capital:
Limited partners’ interest (76,392,258 units and 75,884,400 units, issued and outstanding at December 31, 2016 and 2015, respectively)	211.2	578.0
General partner’s interest	15.8	27.5
Accumulated other comprehensive loss	(8.3)	(1.6)
Total partners’ capital	218.7	603.9
Total liabilities and partners’ capital	$2,725.2	$2,944.7
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In millions, except unit and per unit data)
Sales	$3,599.4	$4,212.8	$5,791.1
Cost of sales	3,191.1	3,618.2	5,261.4
Gross profit	408.3	594.6	529.7
Operating costs and expenses:
Selling	110.7	146.0	149.6
General and administrative	110.6	135.5	98.3
Transportation	169.2	175.5	171.4
Taxes other than income taxes	20.1	17.7	13.4
Asset impairment	35.7	33.8	36.0
Other	1.7	11.1	14.2
Operating income (loss)	(39.7)	75.0	46.8
Other income (expense):
Interest expense	(161.7)	(104.9)	(110.8)
Debt extinguishment costs	—	(46.6)	(89.9)
Realized gain (loss) on derivative instruments	(24.0)	8.1	43.8
Unrealized gain (loss) on derivative instruments	19.9	(39.5)	(0.6)
Loss from unconsolidated affiliates	(18.7)	(61.5)	(3.4)
Loss on sale of unconsolidated affiliates	(113.4)	—	—
Other	1.3	1.6	1.1
Total other expense	(296.6)	(242.8)	(159.8)
Net loss before income taxes	(336.3)	(167.8)	(113.0)
Income tax benefit	(7.7)	(28.4)	(0.8)
Net loss	$(328.6)	$(139.4)	$(112.2)
Allocation of net loss:
Net loss	$(328.6)	$(139.4)	$(112.2)
Less:
General partner’s interest in net loss	(6.6)	(2.8)	(2.2)
General partner’s incentive distribution rights	—	16.8	15.4
Net loss available to limited partners	$(322.0)	$(153.4)	$(125.4)
Weighted average limited partner units outstanding: basic and diluted	77,043,935	74,896,096	69,671,827
Limited partners’ interest basic and diluted net loss per unit	$(4.18)	$(2.05)	$(1.80)
Cash distributions declared per limited partner unit	$0.685	$2.74	$2.74
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net loss	$(328.6)	$(139.4)	$(112.2)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge gain reclassified to net loss	(6.4)	(12.1)	(37.0)
Change in fair value of cash flow hedges	—	(7.3)	114.2
Defined benefit pension and retiree health benefit plans	(0.3)	4.7	(9.6)
Foreign currency translation adjustment	—	(0.6)	(0.5)
Total other comprehensive income (loss)	(6.7)	(15.3)	67.1
Comprehensive loss attributable to partners’ capital	$(335.3)	$(154.7)	$(45.1)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital		Total
		General Partner	Limited Partners

	(In millions)
Balance at December 31, 2013	$(53.4)	$36.6	$1,079.6	$1,062.8
Other comprehensive income	67.1	—	—	67.1
Net income (loss)	—	13.2	(125.4)	(112.2)
Common units repurchased for phantom unit grants	—	—	(3.1)	(3.1)
Issuance of phantom units	—	—	0.9	0.9
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.2)	(1.2)
Cash settlement of unit-based compensation	—	—	(0.9)	(0.9)
Amortization of phantom units	—	—	3.0	3.0
Proceeds from public offerings of common units, net	—	—	3.6	3.6
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Distributions to partners	—	(19.3)	(190.6)	(209.9)
Balance at December 31, 2014	$13.7	$30.6	$765.9	$810.2
Other comprehensive loss	(15.3)	—	—	(15.3)
Net income (loss)	—	14.0	(153.4)	(139.4)
Common units repurchased for phantom unit grants	—	—	(5.5)	(5.5)
Issuance of phantom units	—	—	1.9	1.9
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.5)	(1.5)
Reclassification of Liability Awards to equity	—	—	7.9	7.9
Amortization of phantom units	—	—	2.4	2.4
Proceeds from public offerings of common units, net	—	—	164.1	164.1
Contributions from Calumet GP, LLC	—	3.5	—	3.5
Distributions to partners	—	(20.6)	(203.8)	(224.4)
Balance at December 31, 2015	$(1.6)	$27.5	$578.0	$603.9
Other comprehensive loss	(6.7)	—	—	(6.7)
Net loss	—	(6.6)	(322.0)	(328.6)
Issuance of phantom units	—	—	4.1	4.1
Settlement of tax withholdings on equity-based incentive compensation	—	—	(2.4)	(2.4)
Amortization of phantom units	—	—	5.6	5.6
Contributions from Calumet GP, LLC	—	0.2	—	0.2
Distributions to partners	—	(5.3)	(52.1)	(57.4)
Balance at December 31, 2016	$(8.3)	$15.8	$211.2	$218.7
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating activities
Net loss	$(328.6)	$(139.4)	$(112.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	171.1	145.4	138.6
Amortization of turnaround costs	33.2	29.0	24.5
Non-cash interest expense	9.6	6.6	6.4
Non-cash debt extinguishment costs	—	9.1	19.0
Provision for doubtful accounts	0.4	1.1	0.5
Unrealized (gain) loss on derivative instruments	(19.9)	39.5	0.6
Asset impairment	35.7	33.8	36.0
Loss on disposal of fixed assets	1.0	2.9	4.8
Non-cash equity-based compensation	5.6	9.8	6.5
Deferred income tax benefit	(0.7)	(28.5)	(1.2)
Lower of cost or market inventory adjustment	(39.2)	81.8	74.1
Loss from unconsolidated affiliates	18.7	61.5	3.4
Loss on sale of unconsolidated affiliates	113.4	—	—
Other non-cash activities	4.7	5.9	0.7
Changes in assets and liabilities:
Accounts receivable	(28.4)	138.0	(0.4)
Inventories	49.6	47.3	43.9
Prepaid expenses and other current assets	(3.5)	3.4	3.9
Derivative activity	(19.0)	(7.0)	6.7
Turnaround costs	(8.7)	(19.3)	(27.6)
Other assets	(0.6)	—	—
Accounts payable	21.4	(119.9)	(13.1)
Accrued interest payable	21.4	(6.5)	15.1
Accrued salaries, wages and benefits	(17.9)	10.2	(14.7)
Other taxes payable	3.4	0.2	(1.1)
Other liabilities	(16.6)	73.8	13.7
Pension and postretirement benefit obligations	(2.0)	(2.3)	(1.3)
Net cash provided by operating activities	4.1	376.4	226.8
Investing activities
Additions to property, plant and equipment	(139.4)	(339.3)	(289.9)
Investment in unconsolidated affiliates	(45.7)	(50.2)	(105.4)
Cash paid for acquisitions, net of cash acquired	—	—	(263.6)
Proceeds from sale of unconsolidated affiliates	29.0	—	—
Proceeds from sale of property, plant and equipment	1.9	0.5	0.1
Net cash used in investing activities	(154.2)	(389.0)	(658.8)
Financing activities
Proceeds from borrowings — revolving credit facility	1,187.1	1,390.0	1,625.1
Repayments of borrowings — revolving credit facility	(1,287.9)	(1,429.8)	(1,474.3)
Proceeds from senior notes offerings	393.1	322.6	900.0
Repayments of borrowings — senior notes	—	(275.0)	(500.0)
Proceeds from borrowings — related party note	—	75.0	—
Repayments of borrowings — related party note	(75.0)	—	—
Payments on capital lease obligations	(8.5)	(8.0)	(1.9)
Proceeds from other financing obligations	10.3	1.1	—
Proceeds from public offerings of common units, net	—	164.1	3.6
Debt issuance costs	(11.4)	(5.6)	(19.9)
Contributions from Calumet GP, LLC	0.2	3.5	0.1
Common units repurchased and taxes paid for phantom unit grants	(1.8)	(3.6)	(2.2)
Cash settlement of unit-based compensation	—	—	(0.9)
Distributions to partners	(57.4)	(224.6)	(210.2)
Net cash provided by financing activities	148.7	9.7	319.4
Net decrease in cash and cash equivalents	(1.4)	(2.9)	(112.6)
Cash and cash equivalents at beginning of year	5.6	8.5	121.1
Cash and cash equivalents at end of year	$4.2	$5.6	$8.5
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$130.2	$120.6	$107.8
Income taxes paid	$1.2	$1.1	$0.5
Supplemental disclosure of non-cash investing and financing activities
Non-cash property, plant and equipment additions	$14.0	$56.5	$39.9
Non-cash capital lease	$2.3	$4.4	$39.4
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly-traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2016, the Company had 76,392,258 limited partner common units and 1,559,026 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners.
The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, white mineral oils, solvents, petrolatums, waxes, and fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and heavy fuel oils, in addition to oilfield services and products. The Company is based in Indianapolis, Indiana and owns specialty and fuel products facilities. The Company owns and leases oilfield services locations and leases additional facilities, primarily related to production and distribution of specialty, fuel and oilfield services products, throughout the United States (“U.S.”). The Company has three reportable segments: specialty products, fuel products and oilfield services.
2. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Investments in significant noncontrolled entities are accounted for using the equity method.
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
Accounts Receivable
The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are carried at their face amounts. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay. Individual accounts are written off against the allowance for doubtful accounts after all reasonable collection efforts have been exhausted.
The activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2016	2015	2014
Beginning balance	$2.0	$1.6	$1.2
Provision	0.4	1.1	0.5
Write-offs, net	(1.5)	(0.7)	(0.1)
Ending balance	$0.9	$2.0	$1.6
Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of these inventories, based on current market values, would have been $14.4 million lower and $41.0 million lower as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had $1.3 million and $1.4 million, respectively, of inventory consigned to others.
Inventories consist of the following (in millions):

	December 31,
	2016	2015
Raw materials	$57.4	$47.9
Work in process	74.2	64.0
Finished goods	254.6	272.5
	$386.2	$384.4
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. For each of the years ended December 31, 2016, 2015 and 2014, the Company recorded increases (exclusive of lower of cost or market (“LCM”) adjustments) of $27.9 million, $24.3 million and $26.5 million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the year ended December 31, 2016, the Company recorded $39.2 million of decreases in cost of sales in the consolidated statements of operations due to the LCM valuation. During the years ended December 31, 2015 and 2014, the Company recorded $81.8 million and $74.1 million, respectively, of increases in cost of sales in the consolidated statements of operations due to the LCM valuation.
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
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives. Assets under capital leases are amortized over the lesser of the useful life of the asset or the term of the lease.
Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2016	2015
Land	$20.4	$19.5
Buildings and improvements (10 to 40 years)	87.2	70.2
Machinery and equipment (10 to 20 years)	2,102.7	1,629.7
Furniture and fixtures (5 to 10 years)	33.3	28.5
Assets under capital leases (4 to 26 years)	51.3	49.0
Construction-in-progress	49.0	466.4
	2,343.9	2,263.3
Less accumulated depreciation	(665.9)	(544.1)
	$1,678.0	$1,719.2

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
During 2016, 2015 and 2014, the Company incurred $166.8 million, $133.5 million and $122.8 million, respectively, of interest expense of which $5.1 million, $28.6 million and $12.0 million, respectively, was capitalized as a component of property, plant and equipment.
The Company has not recorded an asset retirement obligation as of December 31, 2016 or 2015, because such potential obligations cannot be measured since it is not possible to estimate the settlement dates.
During the years ended December 31, 2016, 2015 and 2014, the Company recorded $133.8 million, $102.0 million and $98.3 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $3.6 million, $2.6 million and $0.8 million for the years ended 2016, 2015 and 2014, respectively, related to the Company’s capital lease assets.
The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2016 and 2015, the Company had $17.6 million and $17.4 million, respectively, of capitalized software costs. As of December 31, 2016 and 2015, the Company had $17.2 million and $13.1 million, respectively of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $4.1 million, $4.2 million and $3.4 million, respectively, of amortization expense on capitalized computer software. Capitalized software is included in furniture and fixtures. As of December 31, 2016, the Company recorded $25.5 million in construction-in-progress related to capitalized software related to the installation of an enterprise resource planning system.
Investment in Unconsolidated Affiliates
The Company accounts for its ownership in its Pacific New Investment Limited joint venture in accordance with ASC 323, Investments — Equity Method and Joint Ventures. The equity method of accounting is applied when the investor has an ownership interest of less than 50% and/or has significant influence over the operating or financial decisions of the investee. Under the equity method, the Company’s proportionate share of net income (loss) is reflected as a single-line item in the consolidated statements of operations and as increases or decreases, as applicable, in the carrying value of the Company’s investment in the consolidated balance sheets. In addition, the proportionate share of net income (loss) is reflected as a non-cash activity in operating activities in the consolidated statements of cash flows. Contributions increase the carrying value of the investment and are reflected as an investing activity in the consolidated statements of cash flows.
Equity method investments are assessed for other-than-temporary impairment whenever changes in the facts and circumstances indicate an other than temporary loss in value has occurred. During the year ended December 31, 2016, the Company recorded a $0.2 million impairment charge in loss from unconsolidated affiliates in the consolidated statements of operations. The Company recorded a $24.3 million impairment charge in loss from unconsolidated affiliates in the consolidated statements of operations for the year ended December 31, 2015. No impairment was recognized in 2014. For further information on the Company’s investment in unconsolidated affiliates, refer to Note 4.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. See Note 5 for more information. The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, refer to Note 5.
Definite-Lived Intangible Assets
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
Other Noncurrent Assets
Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $35.9 million and $60.4 million as of December 31, 2016 and 2015, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $101.9 million and $71.6 million at December 31, 2016 and 2015, respectively.
Other Current Liabilities
Other current liabilities consisted of the following at December 31, 2016 and 2015 (in millions):

	December 31,
	2016	2015
RINs Obligation	$79.3	$88.4
Other	20.3	30.6
Total	$99.6	$119.0
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
From time to time, the Company holds varying amounts of RINs for resale. RINs obtained from third parties are initially recorded at their cost at the time the Company acquires them and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of sales for the period in the consolidated statements of operations. The value of RINs obtained from third parties would be reflected in prepaid expenses and other assets on the consolidated balance sheets.

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
During 2016, the Company recorded write-downs related to idle fixed assets within the specialty and fuel products segments. The non-cash charges of $0.9 million were recorded in asset impairment on the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2016. No impairments of long-lived assets were recorded in 2015 and 2014.
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
In the event that the Company’s taxable income does not meet certain qualification requirements, the Company would be taxed as a corporation. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. Generally, tax returns remain subject to examination by taxing authorities for three years. The Company had no unrecognized tax benefits as of December 31, 2016 and 2015.
The Company accounts for income taxes for its corporations under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.
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
Shipping and Handling Costs
The Company complies with ASC 605-45, Revenue Recognition — Principal Agent Considerations. ASC 605-45 requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or to be disclosed if classified elsewhere. The Company has reflected $169.2 million, $175.5 million and $171.4 million, respectively, for the years ended December 31, 2016, 2015 and 2014, in transportation expense in the consolidated statements of operations, the majority of which is billed to customers.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses
The Company expenses advertising costs as incurred which totaled $9.9 million, $14.2 million and $20.5 million in 2016, 2015 and 2014, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.
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
New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), in which the guidance on testing for goodwill was updated by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual and/or interim assessments are still required to be completed. Further, the guidance eliminates the requirement to assess reporting units with zero or negative carrying values, however, the carrying values for all reporting units must be disclosed. ASU 2017-04 is effective for fiscal years (including interim periods) beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have an impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The guidance provides criteria for use in determining when to conclude a “set” (as defined in the original guidance) being acquired or disposed in a transaction is not a business. Where the criteria are not met, more stringent screening has been provided to define a set as a business without an output, as more narrowly defined within the guidance. ASU 2017-01 is effective for fiscal years (including interim periods) beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-01 is not expected to have an impact on the Company’s consolidated financial statements.
In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements (“ASU 2016-19”). Regarding derivatives and hedging, ASU 2016-19 clarified the guidance in assessing the probability of a forecasted transaction with respect to hedged cash flow items. ASU 2016-19 also clarified the definition of approaches versus techniques with respect to fair value measurements and related disclosures. The Company has adopted the updated derivative guidance within ASU 2016-19 as it was effective upon issuance, and this guidance has not had an impact on the Company’s consolidated financial statements. The amendments regarding fair value measurements and disclosures within ASU 2016-19 are effective for fiscal years (including interim periods) beginning after December 15, 2016, and will require adoption on a prospective basis. The adoption of ASU 2016-19 is not expected to have an impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to provide specific guidance on eight cash flow classification issues to reduce the diversity in practice. ASU 2016-15 is effective for fiscal years (including interim periods) beginning after December 15, 2017, and will require adoption on a retrospective basis. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated statements of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 606): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have an impact on the Company’s consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-07 is not expected to have an impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-06 is not expected to have an impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2016, with early adoption permitted. An entity can elect to adopt the amendments of ASU 2016-05 on either a prospective or modified retrospective basis. The adoption of ASU 2016-05 is not expected to have an impact on the Company’s consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires that (i) equity investments in unconsolidated entities that are not accounted for under the equity method of accounting generally be measured at fair value with changes recognized in net income (loss) and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income (loss). Additionally, ASU 2016-01 changes the presentation and disclosure requirements for financial instruments. The amendments in this standard are generally effective for fiscal years (including interim periods) beginning after December 15, 2017, with early adoption not permitted. For provisions not adopted early, the Company is currently evaluating the impact of this standard on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date by one year to annual and interim periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. In March, April, May and December 2016, the FASB clarified the implementation guidance on principal versus agent considerations, identifying performance obligations, licensing, collectibility, presentation of sales taxes, non-cash consideration, transition, the scope of Topic 606, impairment testing, policy elections over determining the provision for losses on certain types of contracts, the accrual of advertising costs and disclosure requirements. All amendments are effective with the same date as ASU 2014-09. The Company is currently evaluating the impact of these standards on its consolidated financial

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. The Company plans to adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach and is in the process of evaluating the full impact of adoption on the Company’s financial reporting.
Based on the evaluation performed to date, the Company has identified some contracts within the oilfield services segment that include implicit arrangements that could be considered material rights under the new standard. Additionally, these contracts contain elements of variable consideration that may impact the total transaction price for these contracts. The Company does not believe that these elements would result in a material change to how revenue would be recognized for these contracts upon the adoption of ASU 2014-09.
Within the Company’s specialty products segment there are agreements with distributors that are subject to rebate and incentive programs that could contain elements of material rights and/or variable consideration. The Company does not believe that these elements would result in a material change to how revenue would be recognized for these agreements upon the adoption of ASU 2014-09.
The Company continues to analyze the full impact to its operating segments of the adoption of ASU 2014-09, which may result in differences between current revenue recognition practices and those required by ASU 2014-09 that may be material. As part of the Company’s evaluation, it has segregated its revenue streams into categories which will serve as the basis for the continuing accounting analysis and documentation as it relates to the impact of ASU 2014-09 on revenues. In addition, the Company continues to actively monitor outstanding issues currently being addressed by the American Institute of Certified Public Accountants’ Revenue Recognition Working Group and the Financial Accounting Standards Board’s Transition Resource Group, since conclusions reached by these groups may impact its application of ASU 2014-09.
Correction of Immaterial Errors
During the quarter ended September 30, 2016, the Company identified and corrected errors in the accounting for the LCM of inventory and income taxes that related to the year ended December 31, 2015. These errors primarily related to LCM adjustments at its branded and packaged products operating segment and an adjustment for a tax benefit associated with its decision to liquidate a wholly-owned C corporation as of December 31, 2015, and convert it to an entity which will not be subject to tax. The impact of correcting these items in the third quarter of 2016 increased cost of sales by $6.5 million, increased income tax benefit by $7.8 million and decreased net loss by $1.3 million. The Company concluded that the corrections to the financial statements were immaterial to its financial results for the years ended December 31, 2016 and 2015.
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
On March 31, 2014, the Company completed the acquisition of 100% of the capital stock of ADF Holdings, Inc., the parent company of Anchor Drilling Fluids USA, Inc. (“Anchor”), an independent provider and marketer of drilling fluids and completion fluids to the oil and gas exploration industry (the “Anchor Acquisition”). Total consideration was approximately $223.6 million, net of cash acquired. In connection with the Anchor Acquisition, the Company was required to pay the sellers 50% of the amount of taxes paid in a post-closing tax period that are reduced (or a refund is actually received or credited) as a result of the utilization of post-closing transaction tax deductions in the 2014 taxable year (but, for the avoidance of doubt, no other taxable year), which was $1.1 million and paid in March 2016. Anchor designs, manufactures and packages drilling fluid products at its locations in Texas, Oklahoma, Louisiana, Arkansas, Colorado, Utah, Wyoming, Montana, New Mexico, New York, North Dakota, Pennsylvania and Ohio. The Anchor Acquisition was financed by using a portion of the net proceeds of approximately $884.0 million from the Company’s March 2014 private placement of 6.50% Senior Notes due 2021. The Company believes the Anchor Acquisition further expands its specialty products offering, increases its sales into the oilfield services market, expands its geographic reach and increases its asset diversity.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation
The assets and results of operations from such assets acquired as a result of the United Petroleum Acquisition have been included in the specialty products segment since their date of acquisition, February 28, 2014. The assets and results of operations from such assets acquired as a result of the Anchor and SOS Acquisitions have been included in the oilfield services segment since their dates of acquisition, March 31, 2014, and August 1, 2014, respectively.
The allocations of the aggregate purchase prices to assets acquired and liabilities assumed for acquisitions are as follows (in millions):

	2014 Acquisitions
	SOS	Anchor	United Petroleum
Accounts receivable	$11.6	$75.0	$—
Inventories	2.7	61.2	0.2
Prepaid expenses and other current assets	0.1	0.4	—
Deposits	—	0.6	—
Deferred tax asset	—	0.9	—
Property, plant and equipment, net	15.1	35.9	—
Investment in unconsolidated affiliates	—	1.9	—
Goodwill	0.8	69.0	5.0
Other intangible assets, net	5.7	74.0	5.2
Accounts payable	(6.2)	(44.2)	—
Accrued salaries, wages and benefits	—	(18.2)	—
Other taxes payable	(0.2)	(1.8)	—
Other current liabilities	—	(0.4)	—
Deferred income tax liability	—	(30.7)	—
Total purchase price, net of cash acquired	$29.6	$223.6	$10.4
Intangible Assets
The components of intangible assets listed in the table above were as follows (in millions):

	SOS		Anchor		United Petroleum
	August 1, 2014		March 31, 2014		February 28, 2014
	Amount	Life (Years)	Amount	Life (Years)	Amount	Life (Years)
Customer relationships	$4.3	15	$52.7	20	$3.8	20
Tradenames	1.4	20	18.4	21	1.4	20
Non-competition agreements	—	—	2.9	2	—	—
Totals	$5.7		$74.0		$5.2
Weighted average amortization period		16		20		20

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
The Company recorded the following goodwill (in millions):

	Amount	Business Segment
SOS Acquisition (1)	$0.8	Oilfield Services
Anchor Acquisition (1) (2)	$69.0	Oilfield Services
United Petroleum Acquisition (1)	$5.0	Specialty Products

(1)	Goodwill recognized relates primarily to enhancing the Company’s strategic platform for expansion in the respective business segment noted above.

(2)	Approximately $9.7 million of goodwill associated with the Anchor Acquisition is tax deductible due to Anchor’s tax status as a corporation on the acquisition date.
During 2015 and 2014, the goodwill was impaired. See Note 5 for further discussion.
Acquisition Expenses
In connection with the respective acquisitions, the Company incurred the following expenses, which are reflected in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
SOS Acquisition	$—	$—	$0.1
Anchor Acquisition	$—	$—	$0.6
United Petroleum Acquisition	$—	$—	$0.1
Results of Sales and Earnings
The following financial information reflects sales and operating loss of the Anchor Acquisition that are included in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2016	2015	2014
Sales	$114.2	$259.8	$349.1
Operating loss	$(34.1)	$(74.5)	$(19.1)
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Investment in Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates for the years ended December 31, 2016 and 2015 (in millions):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Investment	Percent Ownership	Investment	Percent Ownership
Dakota Prairie Refining, LLC	$—	—%	$124.7	50%
Pacific New Investment Limited	9.6	23.8%	—	—%
Other	0.7		1.3
Total	$10.3		$126.0
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
Under the terms of the definitive agreement with WBI, the Company received consideration of $28.5 million, which was offset by the Company’s repayment of $36.0 million in borrowings under Dakota Prairie’s revolving credit facility. In addition, the Company’s $39.4 million letter of credit supporting the Dakota Prairie revolving credit facility was terminated. As part of the transaction, MDU and WBI released the Company from all liabilities arising out of or related to Dakota Prairie. In addition, Tesoro and Dakota Prairie released the Company from all liabilities arising out of the organization, management and operation of Dakota Prairie, subject to certain limited exceptions. Further, WBI agreed to indemnify the Company from all liabilities arising out of or related to Dakota Prairie, subject to certain limited exceptions. As a result of the sale of Dakota Prairie, the Company recorded a loss on sale of unconsolidated affiliate of $113.9 million during the year ended December 31, 2016.
During the years ended December 31, 2016 and 2015, the Company purchased $5.3 million and $2.6 million, respectively, of crude oil and other feedstocks at cost from Dakota Prairie. There were no accounts payable to Dakota Prairie as of December 31, 2016. Accounts payable to Dakota Prairie as of December 31, 2015, were $1.4 million for crude oil and other feedstock purchases.
During the years ended December 31, 2016 and 2015, the Company purchased $14.7 million and $4.6 million, respectively, of crude oil on behalf of Dakota Prairie and sold it to Dakota Prairie at cost, which resulted in an immaterial gains each year. There were no receivables due from Dakota Prairie as of December 31, 2016. Other receivables from Dakota Prairie as of December 31, 2015, were $0.4 million.
Dakota Prairie subleased railcars from the Company during the year ended December 31, 2016, which totaled $0.1 million.
In the event Dakota Prairie was unable to sell atmospheric towers bottoms (“ATB’s”) to a third party at or above acquisition costs, or in the event third party sales did not cover crude oil acquisition costs, the joint venture agreement required the Company to either buy the ATB’s or cover any shortfall between the third party sales and the crude oil acquisition cost. The joint venture agreement was terminated upon the sale of the Company’s Dakota Prairie equity interest in June 2016. During the years ended December 31, 2016 and 2015, the Company paid $0.1 million and $1.1 million, respectively, of shortfall under the agreement. There were no accounts payable due to Dakota Prairie as of December 31, 2016. Accounts payable to Dakota Prairie as of December 31, 2015, were $0.7 million related to the shortfall agreement.
The Company subleased railcars from Dakota Prairie in 2015. The amount charged for these subleases totaled $0.6 million in 2015. There were no accounts payable as of December 31, 2016 and December 31, 2015 related to the railcar subleases. The Company had no subleased railcars from Dakota Prairie in 2016.
On January 1, 2015, the Company entered into an agreement with Dakota Prairie to provide administrative services to Dakota Prairie. The amount charged for these services during the years ended December 31, 2016 and 2015 was $0.1 million and $0.4 million, respectively. There were no accounts receivable from Dakota Prairie as of December 31, 2016. Other accounts receivable from Dakota Prairie as of December 31, 2015 were immaterial.
The Company provided certain services to Dakota Prairie during the year ended December 31, 2015, which included costs for payroll and certain other employee benefits. The amount related to such services was $0.2 million in 2015. The Company provided none of these services to Dakota Prairie during 2016.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pacific New Investment Limited and Shandong Hi-Speed Hainan Development Co., Ltd.
On August 5, 2015, the Company and The Heritage Group (“Heritage Group”), a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). The Company invested $4.8 million in June 2016 and $4.8 million in October 2016. As of December 31, 2016, the Company owned an equity interest of approximately 23.8% in PACNIL and through that ownership the Company owned an equity interest of approximately 6% in Hi-Speed. PACNIL wishes to exit its investment in Hi-Speed. The Company and PACNIL believe they will fully recover their investment in Hi-Speed.
The Company accounts for its ownership in PACNIL under the equity method of accounting. As of December 31, 2016, the Company had an investment of $9.6 million in PACNIL, primarily related to the purchase of equity in the Hi-Speed joint venture.
Juniper GTL LLC
On June 9, 2014, the Company entered into a joint venture agreement with Clean Fuels North America, LLC, which is owned by SGC Energia and Great Northern Project Development, to develop, build and operate a gas-to-liquids (“GTL”) plant in Lake Charles, Louisiana. The joint venture is named New Source Fuels, LLC, and it owns 100% of Juniper GTL LLC (“Juniper”). The Company invested $25.0 million in total in exchange for an equity interest of approximately 23% in the joint venture. During September 2015, the Company determined the fair value of its investment in Juniper was less than its carrying value of $24.3 million. As a result, the Company recorded a $24.3 million impairment charge in loss from unconsolidated affiliates in the consolidated statement of operations for the year ended December 31, 2015. Inputs used to estimate the fair value of Juniper were considered Level 3 of the fair value hierarchy. In June 2016, the Company sold its equity interest in New Source Fuels, LLC for an immaterial amount.
5. Goodwill and Other Intangible Assets
In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders. The suspension of the quarterly cash distribution caused a sustained decrease in the Company’s common unit price. As a result, the Company determined that these events constituted a triggering event that required the Company to update its financial projections and its goodwill impairment assessment as of April 30, 2016. An impairment charge of $33.4 million for goodwill related to the fuel products segment was recorded in the consolidated statements of operations within asset impairment. The impairment charge was primarily driven by the reduced outlook on revenues and profitability as a result of falling crude oil prices and crack spreads.
In December 2016, the Missouri reporting unit experienced a significant reduction in orders from a customer of significance which is expected to have an adverse impact on the business. As a result, the Company determined that this event constituted a triggering event that required the Company to update its financial projections and its goodwill impairment assessment in December 2016. An impairment charge of $1.4 million for goodwill related to the specialty products segment was recorded in the consolidated statements of operations within asset impairment.
During September 2015, the Company determined that the expected operating results for one of its reporting units was projected to be substantially lower than previous forecasts due to the continued decline in crude oil prices. As a result, the Company determined that these events constituted a triggering event that required the Company to update its goodwill impairment assessment through September 30, 2015. An impairment charge of $33.8 million for goodwill related to the oilfield services segment was recorded in the consolidated statements of operations within asset impairment. The impairment charge was primarily driven by the reduced outlook on revenues and profitability as a result of falling crude oil prices driving declines in U.S. land based rig counts.
In the fourth quarter of 2014, the Company determined that the expected operating results for one of its reporting units was projected to be substantially lower than previous forecasts due to the falling crude oil prices. Given this information, the Company updated its impairment test and determined that impairment existed for this reporting unit. An impairment charge of $36.0 million for goodwill related to the oilfield services segment was recorded in the consolidated statements of operations within asset impairment. The impairment charge was primarily driven by the reduced outlook on revenues and profitability as a result of falling crude oil prices driving declines in U.S. land based rig counts.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty Products	Fuel Products	Oilfield Services
				Total
Net balance as of December 31, 2014	$173.5	$38.5	$33.8	$245.8
Impairment (1)	—	—	(33.8)	(33.8)
Net balance as of December 31, 2015	$173.5	$38.5	$—	$212.0
Impairment (1)	(1.4)	(33.4)	—	(34.8)
Net balance as of December 31, 2016	$172.1	$5.1	$—	$177.2

(1)	Total accumulated goodwill impairment as of December 31, 2016 and 2015, is $104.6 million and $69.8 million, respectively.
Other intangible assets consist of the following (in millions):

	Weighted Average Life (Years)	December 31, 2016		December 31, 2015
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	21	$243.7	$(122.8)	$243.7	$(97.5)
Tradenames	16	46.6	(16.1)	46.6	(10.7)
Trade secrets	13	52.7	(29.6)	52.7	(23.4)
Patents	12	1.6	(1.5)	1.6	(1.4)
Royalty agreements	19	6.2	(2.3)	4.5	(2.0)
	18	$350.8	$(172.3)	$349.1	$(135.0)
Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense of intangible assets of $37.3 million, $43.4 million and $40.3 million, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Year	Amortization Amount
2017	$32.4
2018	$27.4
2019	$22.9
2020	$18.9
2021	$15.5
6. Commitments and Contingencies
Operating Leases
The Company has various operating leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that extend through July 2055. Renewal options are available on certain of these leases in which the Company is the lessee. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $63.2 million, $67.8 million and $59.9 million, respectively.
As of December 31, 2016, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Year	Operating Leases
2017	$39.4
2018	33.1
2019	24.2
2020	18.6
2021	10.3
Thereafter	20.3
Total	$145.9
Crude Oil Supply, Other Feedstocks and Finished Products
The Company is currently purchasing a majority of its crude oil under month-to-month evergreen contracts or on a spot basis.
Certain other feedstocks are purchased under long-term supply contracts. The Company also purchases finished products from Houston Refining. The Company is required to purchase all of the naphthenic lubricating oils produced at Houston Refining’s refinery in Houston, Texas, up to 3,100 bpd, and has a right of first refusal to purchase any additional naphthenic lubricating oils (above the 3,100 bpd) produced at the refinery. In addition, Houston Refining is required to toll-process a minimum of approximately 600 bpd of white mineral oil for the Company at Houston Refining’s Houston, Texas refinery. The annual purchase commitment under these agreements is approximately $103.2 million.
As of December 31, 2016, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2017	$659.8
2018	468.9
2019	460.3
2020	91.1
2021	—
Thereafter	—
Total	$1,680.1

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon this minimum supply quantity, the Company expects to purchase approximately $39.9 million of feedstock for the LVT unit in each fiscal year of the term of the contract expiring January 1, 2018, based on pricing estimates as of December 31, 2016. This amount is not included in the table above.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc., received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled approximately $18.7 million as of December 31, 2016, of which $14.6 million was capitalized into the cost of the Company’s recently completed expansion project and $4.1 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly, and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Great Falls refinery under the asset purchase agreement. On November 24, 2015, Holly and the sellers of the Great Falls refinery under the asset purchase agreement filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. Arbitration is scheduled for early 2018. In the event the Company is unsuccessful in the legal dispute with Holly, the Company will be responsible for the remediation expenses. The Company expects that it may incur some costs to remediate other environmental conditions at the Great Falls refinery; however, the Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
Superior Refinery
In connection with the acquisition of the Superior refinery, the Company became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to its Superior refinery. Under the Superior Consent Decree, the Company must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR. As of December 31, 2016, the Company estimates costs of up to $5.0 million to make known equipment upgrades and conduct other discrete tasks in compliance with the Superior Consent Decree. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. The Company is currently assessing certain past actions at the refinery for compliance with the terms of the Superior Consent Decree, which actions may be subject to stipulated penalties under the Superior Consent Decree but, in any event, the Company does not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, the Company is pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in the Company incurring additional costs, which could be substantial. During 2016, the Company incurred less than $0.1 million for costs related to installing process equipment at the Superior refinery pursuant to EPA fuel content regulations. During 2015, the Company incurred no costs related to installing process equipment at the Superior refinery pursuant to EPA fuel content regulations.
In June 2012, the EPA issued a Finding of Violation/Notice of Violation to the Superior refinery, which included a proposed penalty amount of $0.1 million. This finding is in response to information provided to the EPA by the Company in response to an information request. The EPA alleges that the efficiency of the flares at the Superior refinery is lower than regulatory requirements. The Company is contesting the allegations and is in settlement discussions with the EPA to resolve this issue. The Company has not yet received formal action from the EPA. The Company does not believe that the resolution of these allegations will have a material adverse effect on its financial position or results of operations.
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
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act, as amended (“CAA”), and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During 2016 and 2015, the Company incurred approximately $2.4 million and $6.8 million, respectively. The Global Settlement is substantially complete and any remaining capital investment requirements will be incorporated into the Company’s annual capital expenditures budget, and the Company does not expect any additional capital expenditures included in the Global Settlement to have a material adverse effect on the Company’s financial position or results of operations.
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
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of December 31, 2016, the trust fund contained approximately $0.5 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the acquisition of Bel-Ray, the Company became a party to the Weston Agreement.
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
In October 2016, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full year 2015, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full year 2015, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
In June 2016, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full year 2014, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full year 2014, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
In October 2014, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full year 2013, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full year 2013, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
As of December 31, 2016 and 2015, the Company had a RINs Obligation of $79.3 million and $88.4 million, respectively. RINs gain for the year ended December 31, 2016, was approximately $5.5 million as compared to a RINs expense for the years ended December 31, 2015 and 2014, of approximately $38.8 million and $9.4 million, respectively.
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
Labor Matters
The Company has approximately 700 employees covered by various collective bargaining agreements, or approximately 35% of its total workforce of approximately 2,000 employees. These agreements have expiration dates of July 1, 2021, October 31, 2017, January 31, 2019, March 31, 2019 and April 30, 2019. The Company has approximately 100 employees, or approximately 5% of its total workforce, covered by collective bargaining agreements that expire in less than one year and does not expect any work stoppages.
Legal Proceedings
The Company is subject to claims and litigation arising in the normal course of its business. The Company has recorded accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not individually considered material. For other matters, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of claims and litigation currently pending cannot be determined, the Company currently does not expect that these proceedings and claims, individually will have a material adverse effect on its financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2016 and 2015, the Company had outstanding standby letters of credit of $82.1 million and $66.8 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 7 for additional information regarding the Company’s revolving credit facility. At December 31, 2016 and 2015, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect ($900.0 million at December 31, 2016 and $1.0 billion at December 31, 2015) with the consent of the Agent (as defined below).
As of December 31, 2016 and 2015, the Company had availability to issue letters of credit of $360.8 million and $233.5 million, respectively, under its revolving credit facility.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31, 2016	December 31, 2015
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due July 2019, weighted average interest rates of 4.8% and 3.3% at December 31, 2016 and 2015, respectively	$10.2	$111.0
Borrowings under 2021 Secured Notes, interest at a fixed rate of 11.50%, interest payments semiannually, borrowings due January 2021, effective interest rate of 12.2% for the year ended December 31, 2016	400.0	—
Borrowings under 2021 Notes, interest at a fixed rate of 6.50%, interest payments semiannually, borrowings due April 2021, effective interest rates of 6.8% for each year ended December 31, 2016 and 2015	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for each year ended December 31, 2016 and 2015 (1)	352.5	352.9
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for each year ended December 31, 2016 and 2015	325.0	325.0
Related party note payable, interest at a fixed rate of 6.0% on a portion of the note, interest payments at various dates, borrowings due July 2016 and uncommitted prepayments due November 2016, weighted average interest rate of 6.0% for each year ended December 31, 2016 and 2015	—	73.5
Other	8.0	—
Capital lease obligations, at various interest rates, interest and principal payments monthly through October 2034	46.5	46.4
Less unamortized debt issuance costs (2)	(33.2)	(28.9)
Less unamortized discounts	(11.8)	(6.5)
Total long-term debt	1,997.2	1,773.4
Less current portion of note payable — related party	—	73.5
Less current portion of long-term debt	3.5	1.7
	$1,993.7	$1,698.2

(1)
The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $2.5 million and $2.9 million as of December 31, 2016 and 2015, respectively (refer to Note 8 for additional information on the interest rate swap designated as a fair value hedge).

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $14.5 million and $8.1 million at December 31, 2016 and 2015, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
11.50% Senior Secured Notes (the “2021 Secured Notes”)
On April 20, 2016, the Company issued and sold $400.0 million in aggregate principal amount of 11.50% Senior Secured Notes due January 15, 2021, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to eligible purchasers at a discounted price of 98.273 percent of par. Subject to certain exceptions, the 2021 Secured Notes are secured by a lien on all of the fixed assets that secure the Company’s obligations under its secured hedge agreements, including certain present and future real property, fixtures and equipment; all U.S. registered patents and patent license rights, trademarks and trademark license rights, copyrights and copyright license rights and trade secrets; chattel paper, documents and instruments; certain cash deposits in the property, plant and equipment proceeds account; certain books and records; and all accessions and proceeds of any of the foregoing. The Company received net proceeds of approximately $382.5 million net of discount, initial purchasers’ fees and estimated expenses, which it used to repay borrowings outstanding under its revolving credit facility and for general partnership purposes, including planned capital expenditures at its facilities and working capital. Interest on the 2021 Secured Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2016.
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
7.75% Senior Notes (the “2023 Notes”)
On March 27, 2015, the Company issued and sold $325.0 million in aggregate principal amount of 7.75% Senior Notes due April 15, 2023 in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at a discounted price of 99.257 percent of par. The Company received net proceeds of approximately $317.0 million net of discount, initial purchasers’ fees and expenses, which the Company used to fund the redemption of $178.8 million in aggregate principal amount of outstanding 9.625% senior notes due 2020 on April 28, 2015, to repay borrowings outstanding under its revolving credit facility and for general partnership purposes, including planned capital expenditures at the Company’s facilities and working capital. Interest on the 2023 Notes is paid semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2015.
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
6.50% Senior Notes (the “2021 Notes”)
On March 31, 2014, the Company issued and sold $900.0 million in aggregate principal amount of 6.50% Senior Notes due April 15, 2021 in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at par. The Company received net proceeds of approximately $884.0 million, net of initial purchasers’ fees and expenses, which the Company used to fund the purchase price of ADF Holdings, Inc., the parent company of Anchor Drilling Fluids USA, Inc. (subsequently converted to ADF Holdings, LLC and Anchor Drilling Fluids USA, LLC), the redemption of $500.0 million in aggregate principal amount outstanding of 9.375% Senior Notes due 2019 and for general partnership purposes, including planned capital expenditures at the Company’s facilities. Interest on the 2021 Notes is paid semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2014.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes.
The indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt or, in the case of the 2021 Secured Notes, its unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021 Secured, 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2016, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 0.95 to 1.0. As of December 31, 2016, the Company was in compliance with all covenants under the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes.
Second Amended and Restated Senior Secured Revolving Credit Facility
The Company has a $900.0 million senior secured revolving credit facility, subject to borrowing base limitations, which includes a $500.0 million incremental uncommitted expansion feature. On August 11, 2016, the Company provided notice to the lenders that it was decreasing the commitments under the revolving credit facility from $1.0 billion to $900.0 million. The revolving credit facility is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in July 2019 and currently bears interest at a rate equal to either the prime rate plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at the Company’s option. As of December 31, 2016, the margin was 50 basis points for prime rate loans and 150 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding fiscal quarter as follows:

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
The borrowing capacity at December 31, 2016, under the revolving credit facility was $453.1 million. As of December 31, 2016, the Company had $10.2 million in outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $82.1 million, leaving $360.8 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).
On April 20, 2016, the Company and certain of its operating subsidiaries as borrowers (collectively, the “Borrowers”) entered into a Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”), by and among the Borrowers, the Agent (as defined below) and the lenders party thereto (including Bank of America, N.A.), amending the Company’s revolving credit facility. The Second Amendment, among other things, amended the revolving credit facility to permit (a) the issuance of the 2021 Secured Notes pursuant to the indenture governing the 2021 Secured Notes and (b) such 2021 Secured Notes to be secured by a lien on the Fixed Asset Collateral (as defined in the Intercreditor Agreement), subject to the terms of the Intercreditor Agreement.
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
As of December 31, 2016, the Company was in compliance with all covenants under the revolving credit facility.
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2016. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
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
Related Party Note Payable
On December 30, 2015, the Company entered into an agreement with The Heritage Group, an affiliate of the Company’s general partner, in which The Heritage Group made a $27.0 million uncommitted prepayment for the purchase of certain finished products and entered into a $48.0 million unsecured note payable with the Company as the borrower. Imputed interest on the prepayment totaled $1.5 million. The note bore interest of 6.0%, with interest payments due on March 31, 2016, June 30, 2016, and July 31, 2016. Principal payments of $15.0 million each were due on May 31, 2016 and June 30, 2016, with the remaining principal amount due before July 31, 2016. The unsecured note payable and the uncommitted prepayment were fully repaid in 2016. The proceeds were used for general partnership purposes.
Capital Leases
Assets recorded under capital lease obligations are included in property, plant and equipment and total $51.3 million and $49.0 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had recorded $7.5 million and $3.9 million, respectively, in accumulated depreciation for capital lease assets.
On July 7, 2014, the Company entered into a capital lease agreement with TexStar Midstream Logistics, L.P. (“TexStar”) under which TexStar constructed, owns and operates a 30,000 bpd crude oil pipeline system supplying significant volumes of Eagle Ford crude oil to the Company’s San Antonio refinery for a term of 20 years. Thereafter, the agreement will continue on a month-to-month basis unless terminated by either party. Under the terms of the agreement, TexStar installed and operates the Karnes North Pipeline System (“KNPS”), a pipeline that transports crude oil from Karnes City, Texas, to the San Antonio refinery’s Elmendorf, Texas, terminal, a key supply hub for the San Antonio refinery. The Company expects to receive deliveries of at least 12,000 bpd of crude oil through the KNPS-Elmendorf terminal supply route. The pipeline became fully operational on November 1,

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014. The total obligation and asset under this capital lease agreement as of December 31, 2016 and 2015, was $39.4 million. Total depreciation expense for this lease during the years ended December 31, 2016 and 2015, was $2.0 million.
As of December 31, 2016, the Company had estimated minimum commitments for the payment of total rentals under capital leases as follows (in millions):

Year	Capital Leases
2017	$8.6
2018	9.3
2019	7.4
2020	6.9
2021	6.9
Thereafter	89.0
Total minimum lease payments	128.1
Less amount representing interest	81.6
Capital lease obligations	46.5
Less obligations due within one year	2.1
Long-term capital lease obligations	$44.4
Maturities of Long-Term Debt
As of December 31, 2016, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2017	$3.5
2018	4.4
2019	13.0
2020	2.4
2021	1,303.3
Thereafter	713.1
Total	$2,039.7
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

The Company manages its exposure to commodity markets, credit, volumetric and liquidity risks to manage its costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of the Company’s derivative instruments will affect its earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commodity or financial transaction that is part of the risk management strategy. The Company does not speculate with derivative instruments or other contractual arrangements that are not associated with its business objectives. Speculation is defined as increasing the Company’s natural position above the maximum position of its physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with the Company’s business activities and objectives. The Company’s positions are monitored routinely by a risk management committee to ensure compliance with its stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by the Company’s risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or its risk profiles. Such changes in strategies are to position the Company in relation to its risk exposures in an attempt to capture market opportunities as they arise.
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
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets as of December 31, 2016 and 2015 (in millions):

	December 31, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets

Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	$0.1	$(0.1)	$—	$—	$—	$—
Fuel products segment:
Crude oil swaps	10.3	(7.4)	2.9	—	—	—
Crude oil basis swaps	—	(2.1)	(2.1)	0.4	(0.4)	—
Crude oil percentage basis swaps	0.1	(0.1)	—	0.2	(0.2)	—
Crude oil options	—	—	—	0.8	(0.8)	—
Total derivative instruments	$10.5	$(9.7)	$0.8	$1.4	$(1.4)	$—

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets as of December 31, 2016 and 2015 (in millions):

	December 31, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	$(1.2)	$0.1	$(1.1)	$(14.9)	$—	$(14.9)
Natural gas collars	—	—	—	(0.9)	—	(0.9)
Fuel products segment:
Crude oil swaps	(8.2)	7.4	(0.8)	(5.2)	—	(5.2)
Crude oil basis swaps	(7.1)	2.1	(5.0)	(0.7)	0.4	(0.3)
Crude oil percentage basis swaps	(0.6)	0.1	(0.5)	(6.9)	0.2	(6.7)
Crude oil options	—	—	—	(1.1)	0.8	(0.3)
Gasoline crack spread swaps	(3.5)	—	(3.5)	(4.3)	—	(4.3)
Diesel crack spread swaps	(1.4)	—	(1.4)	—	—	—
2/1/1 crack spread swaps	(2.5)	—	(2.5)	—	—	—
Natural gas swaps	—	—	—	(1.3)	—	(1.3)
Total derivative instruments	$(24.5)	$9.7	$(14.8)	$(35.3)	$1.4	$(33.9)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of December 31, 2016, the Company had one counterparty in which the derivatives held were net assets. As of December 31, 2015, the Company had no counterparty in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least Baa1 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of December 31, 2016 or 2015. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of December 31, 2016 and 2015, the Company had provided its counterparties with no collateral.
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
Cash flow hedge accounting is discontinued when it is determined that a derivative no longer qualifies as an effective hedge or when it is no longer probable that the hedged forecasted transaction will occur. When cash flow hedge accounting is discontinued because the derivative instrument no longer qualifies as an effective cash flow hedge, the derivative instrument is subject to the mark-to-market method of accounting prospectively. Changes in the mark-to-market fair value of the derivative instrument are recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. Unrealized gains and losses related to discontinued cash flow hedges that were previously deferred in accumulated other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur, at which time, associated deferred amounts in accumulated other comprehensive income (loss) are immediately recognized in unrealized gain (loss) on derivative instruments in the consolidated statements of operations.
The Company recorded the following amounts in its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of partners’ capital as of, and for the years ended December 31, 2016 and 2015, related to its derivative instruments that were designated as cash flow hedges (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss (Effective Portion)			Amount of Gain (Loss) Recognized in Net Loss on Derivatives (Ineffective Portion)
	Year Ended December 31,		Location of (Gain) Loss	Year Ended December 31,		Location of Gain (Loss)	Year Ended December 31,
Type of Derivative	2016	2015		2016	2015		2016	2015
Specialty products segment:
Crude oil swaps	$—	$—	Cost of sales	$(2.0)	$3.0	Unrealized/Realized	$—	$—
Fuel products segment:
Crude oil swaps	(11.6)	(5.6)	Cost of sales	(51.3)	(170.3)	Unrealized/Realized	—	(0.2)
Gasoline swaps	—	5.7	Sales	—	44.7	Unrealized/Realized	—	0.7
Diesel swaps	11.6	(8.8)	Sales	59.7	121.6	Unrealized/Realized	—	—
Jet fuel swaps	—	1.4	Sales	—	13.1	Unrealized/Realized	—	—
Total	$—	$(7.3)		$6.4	$12.1		$—	$0.5
As of December 31, 2016, there was no effective portion of cash flow hedges to be classified in accumulated other comprehensive loss. As of December 31, 2015, the effective portion of cash flow hedges classified in accumulated other comprehensive loss was a gain of $6.4 million.

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
The Company recorded the following gains (losses) in its consolidated statements of operations for the years ended December 31, 2016 and 2015 related to its derivative instrument designated as a fair value hedge (in millions):

	Location of Gain of Derivative	Amount of Gain Recognized in Net Income (Loss)		Hedged Item	Location of Loss on Hedged Item	Amount of Loss Recognized in Net Income (Loss)
		Year Ended December 31,				Year Ended December 31,
		2016	2015			2016	2015
Swaps not allocated to a specific segment:
Interest rate swap	Interest expense	$0.4	$0.5	2022 Notes	Interest income	$—	$—
Total		$0.4	$0.5			$—	$—
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following gains (losses) in its consolidated statements of operations for the years ended December 31, 2016 and 2015 related to its derivative instruments not designated as hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Gain (Loss) on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2016	2015	2016	2015
Specialty products segment:
Natural gas swaps	$(11.3)	$(10.7)	$14.7	$(2.5)
Platinum swaps	—	(0.8)	—	0.1
Fuel products segment:
Crude oil swaps	5.3	(67.6)	7.3	52.0
Crude oil basis swaps	(4.1)	1.1	(5.9)	(7.8)
Crude oil percentage basis swaps	(4.3)	(3.2)	5.4	0.2
Crude oil options	(2.6)	6.1	0.3	(0.3)
Crude oil futures	(2.0)	—	—	—
Gasoline swaps	—	(20.0)	—	(0.7)
Gasoline crack spread swaps	(2.5)	(5.5)	(0.5)	(4.3)
Diesel swaps	—	82.3	—	(68.7)
Diesel crack spread swaps	(0.4)	24.3	(2.7)	—
Diesel percentage basis crack spread swaps	—	(0.1)	—	(4.5)
2/1/1 crack spread swaps	(0.8)	—	—	—
Jet fuel swaps	—	1.6	—	(1.6)
Natural gas swaps	(1.3)	—	1.3	(1.3)
Total	$(24.0)	$7.5	$19.9	$(39.4)
Derivative Positions — Specialty Products Segment
Natural Gas Swap Contracts
At December 31, 2016, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
First Quarter 2017	1,350,000	$3.88
Second Quarter 2017	1,320,000	$3.87
Third Quarter 2017	1,320,000	$3.87
Fourth Quarter 2017	960,000	$3.72
Total	4,950,000
Average price		$3.85

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
Natural Gas Collars
As of December 31, 2016, the Company has not entered into derivatives related to natural gas purchases and sales in its specialty products segment. At December 31, 2015, the Company had the following derivatives related to natural gas purchases and sales in its specialty products segment, none of which are designated as hedges:

Natural Gas Collars by Expiration Dates	MMBtu	Average Bought Call ($/MMBtu)	Average Sold Put ($/MMBtu)
First Quarter 2016	180,000	$4.25	$3.89
Second Quarter 2016	180,000	$4.25	$3.89
Third Quarter 2016	180,000	$4.25	$3.89
Fourth Quarter 2016	60,000	$4.25	$3.89
Total	600,000
Average price		$4.25	$3.89
Derivative Positions — Fuel Products Segment
Crude Oil Swap Contracts
At December 31, 2016, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2017	320,049	3,556	$48.87
Second Quarter 2017	323,605	3,556	$48.87
Third Quarter 2017	327,161	3,556	$48.87
Fourth Quarter 2017	327,161	3,556	$48.87
Total	1,297,976
Average price			$48.87
At December 31, 2016, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	130,320	1,448	$41.56
Second Quarter 2017	131,768	1,448	$41.56
Third Quarter 2017	133,216	1,448	$41.56
Fourth Quarter 2017	133,216	1,448	$41.56
Total	528,520
Average price			$41.56

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
Crude Oil Basis Swap Contracts
As of December 31, 2016, the Company has not entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between LLS and NYMEX WTI. At December 31, 2015, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2016	182,000	2,000	$2.40
Second Quarter 2016	182,000	2,000	$2.40
Third Quarter 2016	184,000	2,000	$2.40
Fourth Quarter 2016	184,000	2,000	$2.40
Total	732,000
Average differential			$2.40
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. At December 31, 2016, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2017	630,000	7,000	$(13.22)
Second Quarter 2017	637,000	7,000	$(13.22)
Third Quarter 2017	644,000	7,000	$(13.22)
Fourth Quarter 2017	644,000	7,000	$(13.22)
Total	2,555,000
Average differential			$(13.22)

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
Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At December 31, 2016, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2017	270,000	3,000	72.3%
Second Quarter 2017	273,000	3,000	72.3%
Third Quarter 2017	276,000	3,000	72.3%
Fourth Quarter 2017	276,000	3,000	72.3%
Total	1,095,000
Average percentage			72.3%
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Crude Oil Option Contracts
As of December 31, 2016, the Company has not entered into derivative instruments to mitigate the risk of future changes in the price of NYMEX WTI crude oil. At December 31, 2015, the Company had the following derivatives related to crude oil call option purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Option Contracts by Expiration Dates	Barrels Purchased	BPD	Average Bought Call ($/Bbl)
Fourth Quarter 2016	350,000	11,290	$55.00
Total	350,000
Average price			$55.00
Gasoline Crack Spread Swap Contracts
At December 31, 2016, the Company had the following derivatives related to gasoline crack spread sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	590,000	6,556	$10.21
Total	590,000
Average price			$10.21
At December 31, 2015, the Company had the following derivatives related to gasoline crack spread sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2016	873,000	9,593	$8.98
Total	873,000
Average price			$8.98
Diesel Crack Spread Swap Contracts
At December 31, 2016, the Company had the following derivatives related to diesel crack spread sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	590,000	6,556	$13.67
Total	590,000
Average price			$13.67
At December 31, 2015, the Company did not have any derivatives related to diesel crack spread sales in its fuel products segment.
2/1/1 Crack Spread Swap Contracts
At December 31, 2016, the Company had the following derivatives related to 2/1/1 crack spread sales in its fuel products segment, none of which are designated as hedges:

2/1/1 Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	590,000	6,556	$11.91
Total	590,000
Average price			$11.91
At December 31, 2015, the Company did not have any derivatives related to 2/1/1 crack spread sales in its fuel products segment.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas Swap Contracts
As of December 31, 2016, the Company had no derivatives related to natural gas purchases in its fuel products segment.
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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. To estimate the fair value of the Company’s fixed-to-floating interest rate swap derivative instrument prior to settlement, the Company used discounted cash flows, which use observable inputs such as maturity and market interest rates. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2016, the Company’s net assets were increased by less than $0.1 million and net liabilities were reduced by approximately $0.5 million. As a result of applying the CVA at December 31, 2015, the Company’s net liabilities were reduced by approximately $1.2 million.
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
Pension Assets
Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2016, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) primarily consisted of mutual funds. The mutual funds are valued at the net asset value (“NAV”) of shares in each fund held by the Pension Plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (10 or so business days), if requested. See Note 12 for further information on pension assets.
Renewable Identification Numbers Obligation
The Company’s RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. See Note 6 for further information on the Company’s RINs Obligation.
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value at December 31, 2016 and 2015 were as follows (in millions):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crude oil swaps	$—	$—	$2.9	$2.9	$—	$—	$—	$—
Crude oil basis swaps	—	—	(2.1)	(2.1)	—	—	—	—
Natural gas swaps	—	—	—	—	—	—	—	—
Total derivative assets	—	—	0.8	0.8	—	—	—	—
Pension Plan investments	0.3	—	—	0.3	0.4	—	—	0.4
Total recurring assets at fair value	$0.3	$—	$0.8	$1.1	$0.4	$—	$—	$0.4
Liabilities:
Derivative liabilities:
Crude oil swaps	$—	$—	$(0.8)	$(0.8)	$—	$—	$(5.2)	$(5.2)
Crude oil basis swaps	—	—	(5.0)	(5.0)	—	—	(0.3)	(0.3)
Crude oil percentage basis swaps	—	—	(0.5)	(0.5)	—	—	(6.7)	(6.7)
Crude oil options	—	—	—	—	—	—	(0.3)	(0.3)
Gasoline crack spread swaps	—	—	(3.5)	(3.5)	—	—	(4.3)	(4.3)
Diesel crack spread swaps	—	—	(1.4)	(1.4)	—	—	—	—
2/1/1 crack spread swaps	—	—	(2.5)	(2.5)	—	—	—	—
Natural gas swaps	—	—	(1.1)	(1.1)	—	—	(16.2)	(16.2)
Natural gas collars	—	—	—	—	—	—	(0.9)	(0.9)
Total derivative liabilities	—	—	(14.8)	(14.8)	—	—	(33.9)	(33.9)
RINs Obligation	—	(79.3)	—	(79.3)	—	(88.4)	—	(88.4)
Total recurring liabilities at fair value	$—	$(79.3)	$(14.8)	$(94.1)	$—	$(88.4)	$(33.9)	$(122.3)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2016 and 2015 (in millions):

	For the Year Ended December 31,
	2016	2015
Fair value at January 1,	$(33.9)	$17.6
Realized (gain) loss on derivative instruments	24.0	(8.1)
Unrealized gain (loss) on derivative instruments	19.9	(39.5)
Change in fair value of cash flow hedges	—	(7.3)
Settlements	(24.0)	3.4
Transfers in (out) of Level 3	—	—
Fair value at December 31,	$(14.0)	$(33.9)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$19.9	$(39.5)
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
Estimated Fair Value of Financial Instruments
Cash and cash equivalents
The carrying value of cash and cash equivalents is considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at December 31, 2016 and 2015, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior secured notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility, capital lease obligations, related party note payable and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 7 for further information on long-term debt.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at December 31, 2016 and 2015, were as follows (in millions):

		December 31, 2016		December 31, 2015
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,334.1	$1,552.2	$1,095.8	$1,230.8
Senior notes	2	$458.8	$384.5	$294.1	$317.6
Revolving credit facility	3	$6.0	$6.0	$105.1	$105.1
Note payable — related party	3	$—	$—	$73.5	$73.5
Capital lease and other obligations	3	$54.5	$54.5	$46.4	$46.4
10. Partners’ Capital
Units Outstanding
Of the 76,392,258 common units outstanding at December 31, 2016, 60,055,056 common units were held by the public, with the remaining 16,337,202 common units held by the Company’s affiliates.
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
The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Borrowing Base (as defined in the credit agreement) then in effect and (ii) $70.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 12.5% of the Borrowing Base (as defined in the credit agreement) then in effect and (b) $45.0 million (which amount is subject to increase in proportion to revolving commitment increases), the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the credit agreement) of at least 1.0 to 1.0. The indenture governing the 2021 Secured Notes, which is the most restrictive indenture, provides that if the Company’s Fixed Charge Coverage Ratio (as defined in the indenture) for the most recently ended four full fiscal quarters is not less than 2.25 to 1.0, the Company will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indenture. If the Company’s Fixed Charge Coverage Ratio for the most recently ended four full fiscal quarters is less than 2.25 to 1.0 but greater than 1.50 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to a $50.0 million basket. If the Company’s Fixed Charge Coverage Ratio is not greater than 1.50 to 1.0, the Company will be able to pay distributions to its unitholders in an amount less than Incremental Funds (as defined in the indenture) not previously expended for such distributions. The indenture related to the 2021 Secured Notes is outlined above as it remains the most restrictive of all senior notes indentures with respect to unitholder distributions.
The Company’s distribution policy is as defined in its partnership agreement. In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders. The board of directors of the Company’s general partner will continue to evaluate the Company’s ability to reinstate the quarterly cash distribution. For the years ended December 31, 2016, 2015 and 2014, the Company made distributions of $57.4 million, $224.6 million and $210.2 million, respectively, to its partners. For the year ended December 31, 2016, the general partner was allocated no incentive distribution rights. For the years ended December 31, 2015 and 2014, the general partner was allocated $16.8 million and $15.4 million, respectively, in incentive distribution rights.
Public Offerings of Common Units
During 2016, 2015 and 2014, the Company completed the following marketed public offerings of its common units (in millions except unit and per unit data):

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
The Company entered into an Equity Placement Agreement with various sales agents under which the Company issued and sold, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents (the “Equity Placement Agreement”). The Equity Placement Agreement expired in May 2016. The Equity Placement Agreement provided the Company the right, but not the obligation, to sell common units on an ongoing basis, at prices the Company deemed appropriate. These sales were made pursuant to the terms of the Equity Placement Agreement between the Company and the sales agents. The net proceeds from any sales under this agreement were used for general partnership purposes, including, among other things, repayment of indebtedness, working capital and capital expenditures. The Company’s general partner contributed its proportionate capital contribution to retain its 2% general partner interest. The Company had no sales of its common units pursuant to the Equity Placement Agreement during the year ended December 31, 2016. For the year ended December 31, 2015, the Company sold 432,167 common units under the Equity Placement Agreement for net proceeds of $10.2 million. Underwriting discounts for 2015 totaled approximately $0.1 million, and the Company’s general partner contributed $0.2 million to maintain its general partner interest.

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
Non-employee directors of the Company’s general partner have been granted phantom units under the terms of the LTIP as part of their director compensation package related to fiscal years 2015 and 2016. These phantom units have a four year service period with one-quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
For the year ended December 31, 2016, named executive officers were awarded phantom units under the terms of the LTIP, as part of certain employment agreements and arrangements. For the year ended December 31, 2015, named executive officers and certain employees were awarded phantom units under the terms of the LTIP as part of the Company’s achievement of specified levels of financial performance in fiscal year 2015.These phantom units are subject to time-vesting requirements whereby 25% of the units vest during fiscal year 2016, and the remainder will vest ratably over the next three years on each December 31. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
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
A summary of the Company’s non-vested phantom units as of December 31, 2016, and the changes during the years ended December 31, 2016, 2015 and 2014, are presented below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	688,256	$23.70
Granted	477,527	25.97
Vested	(280,263)	23.72
Forfeited	(383,400)	25.59
Non-vested at December 31, 2014	502,120	$26.48
Granted	343,533	21.70
Vested	(321,741)	23.54
Forfeited	(103,188)	23.94
Non-vested at December 31, 2015	420,724	$24.27
Granted	1,880,094	4.57
Vested	(1,455,131)	6.35
Forfeited	(90,854)	14.82
Non-vested at December 31, 2016	754,833	$9.58

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2016, 2015 and 2014, compensation expense of $5.6 million, $7.5 million and $5.5 million, respectively, was recognized in the consolidated statements of operations related to vested phantom unit grants, including $5.0 million and $2.5 million, attributable to Liability Awards for the years ended December 31, 2015 and 2014, respectively. There was no compensation expense attributable to Liability Awards for the year ended December 31, 2016. As of December 31, 2016 and 2015, there was a total of $7.2 million and $9.6 million, respectively, of unrecognized compensation costs related to non-vested phantom unit grants. These costs are expected to be recognized over a weighted-average period of approximately 2 years. The total fair value of phantom units vested during the years ended December 31, 2016, 2015 and 2014, was $5.8 million, $7.0 million and $6.7 million, respectively.
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
The Company recorded the following 401(k) Plan matching contribution and profit sharing expenses in the consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
401(k) Plan matching contribution expense	$6.6	$5.9	$5.4
Profit sharing expense	$—	$—	$1.2
Defined Benefit Pension Plan
The Company has domestic noncontributory defined benefit plans for those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”); who (i) were formerly employees of Penreco and became employees of the Company as a result of the acquisition of Penreco on January 3, 2008 (“Penreco Pension Plan”), (ii) were formerly employees of Murphy Oil Corporation (“Murphy Oil”) represented by the IUOE and who became employees of the Company as a result of the acquisition of the Superior refinery on September 30, 2011 (the “Superior Pension Plan”) or (iii) were formerly employees of Montana Refining Company, Inc. and who became employees of the Company as a result of the acquisition of the Great Falls refinery on October 1, 2012 (the “Great Falls Pension Plan” and together with the Penreco Pension Plan and the Superior Pension Plan, the “Pension Plan”). During 2016, the Company made contributions of $1.6 million to its Pension Plan and expects to make contributions in 2017 of approximately $0.3 million to its Pension Plan.
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
Under the Great Falls Pension Plan, benefits are based primarily on years of service and the employees’ 36 months’ highest average compensation for salaried employees. Effective October 1, 2012, the date of the acquisition of the Great Falls refinery, the Company amended the Montana Pension Plan, which curtailed only the Montana salaried employees from accumulating additional benefits subsequent to October 31, 2012. Effective August 31, 2015, the Company again amended the Great Falls Pension Plan, which curtailed the collective bargaining employees from accumulating additional benefits subsequent to December 31, 2015. As a result, the Company recorded $0.9 million curtailment gain for the year ended December 31, 2015. The Company recorded no curtailment gain for the year ended December 31, 2016.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The long-term accrued benefit obligation recognized in the consolidated balance sheets for the Penreco Other Plan was $0.2 million as of December 31, 2016 and 2015. In addition, there was no other post-retirement benefit income related to this plan for year ended December 31, 2016 and $0.4 million other post-retirement benefit income related to this plan for 2015.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All information presented below has been adjusted for these curtailments for the Pension Plan. The change in the benefit obligations, change in the plan assets, funded status and amounts recognized in the consolidated balance sheets were as follows (in millions):

	Year Ended December 31,
	2016	2015
	Pension Plan
Change in projected benefit obligation:
Benefit obligation at beginning of year	$60.3	$69.3
Service cost	0.1	0.5
Interest cost	2.5	2.6
Plan curtailment	—	(0.9)
Plan settlements	(0.6)	—
Benefit payments	(2.5)	(2.6)
Actuarial (gain) loss	1.1	(8.6)
Benefit obligation at end of year	$60.9	$60.3
Change in plan assets:
Fair value of plan assets at beginning of year	$47.5	$49.6
Plan settlements	(0.6)	—
Benefit payments	(2.5)	(2.6)
Actual return on assets	3.8	(1.0)
Employer contribution	1.6	1.5
Fair value of plan assets at end of year	$49.8	$47.5
Funded status — benefit obligation in excess of plan assets	$(11.1)	$(12.8)
Reconciliation of amounts recognized in the consolidated balance sheets:
Accrued benefit obligation, long-term	$(11.1)	$(12.8)
Unrecognized net actuarial loss	7.1	6.8
Accumulated other comprehensive loss	7.1	6.8
Net amount recognized at end of year	$(4.0)	$(6.0)
The accumulated benefit obligation for the Pension Plan was $60.9 million and $60.3 million as of December 31, 2016 and 2015, respectively. Selected information for the Company’s Pension Plan with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Year Ended December 31,
	2016	2015
Accumulated benefit obligation	$60.9	$60.3
Fair value of plan assets	$49.8	$47.5
Selected information for the Company’s Pension Plan with projected benefit obligation in excess of plan assets were as follows (in millions):

	Year Ended December 31,
	2016	2015
Projected benefit obligation	$60.9	$60.3
Fair value of plan assets	$49.8	$47.5

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic pension cost (income) for 2016, 2015 and 2014 were as follows (in millions):

	Pension Plan
	Year Ended December 31,
	2016	2015	2014
Service cost	$0.1	$0.5	$0.4
Interest cost	2.5	2.6	2.6
Expected return on assets	(3.2)	(3.3)	(3.1)
Amortization of net loss	0.1	0.8	0.3
Curtailment gain recognized	—	(0.9)	—
Net periodic benefit cost (income)	$(0.5)	$(0.3)	$0.2
The components of changes recognized in other comprehensive (income) loss for the Pension Plan for 2016, 2015 and 2014 were as follows (in millions):

	Pension Plan
	Year Ended December 31,
	2016	2015	2014
Changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	$0.4	$(4.3)	$9.9
Amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net loss	(0.1)	(0.8)	(0.3)
Total recognized in other comprehensive loss	$0.3	$(5.1)	$9.6
The portion relating to the Pension Plan classified in accumulated other comprehensive loss includes losses of $7.1 million and $6.8 million as of December 31, 2016 and 2015, respectively. In 2017, the estimated amount that will be amortized from accumulated other comprehensive loss includes a net loss of $0.1 million for the Pension Plan.
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
All pension plans have a December 31 measurement date. The significant weighted average assumptions used to determine the benefit obligations for the years ended December 31, 2016 and 2015, were as follows:

	Benefit Obligations Assumptions
	2016	2015
Pension Plan:
Discount rate for Penreco Pension Plan	4.08%	4.30%
Discount rate for Superior Pension Plan	4.06%	4.27%
Discount rate for Great Falls Pension Plan	4.04%	4.21%

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant weighted average assumptions used to determine the net periodic benefit cost (income) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Net Periodic Benefit Cost (Income) Assumptions
	2016	2015	2014
Pension Plan:
Discount rate for Penreco Pension Plan	4.30%	3.92%	4.78%
Discount rate for Superior Pension Plan	4.27%	3.86%	4.66%
Discount rate for Great Falls Pension Plan	4.21%	4.13%	4.97%
Expected return on plan assets for Penreco Pension Plan (1)	6.75%	6.75%	6.75%
Expected return on plan assets for Superior Pension Plan (1)	6.75%	6.75%	6.75%
Expected return on plan assets for Great Falls Pension Plan (1)	6.75%	6.75%	6.75%
Rate of compensation increase for Great Falls Pension Plan	N/A	3.00%	3.00%

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
The Company’s Pension Plan asset allocations, as of December 31, 2016 and 2015, by asset category, are as follows:

	2016	2015
Cash and cash equivalents	1%	1%
Domestic equities	17%	20%
Foreign equities	17%	19%
Fixed income	65%	60%
	100%	100%
At December 31, 2016, the Company’s investments associated with its Pension Plan primarily consisted of (i) cash and cash equivalents and (ii) mutual funds. Mutual funds are valued based on the NAV per share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices. NAV’s are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV does not reflect fair value or is not determined as of the financial reporting measurement date, the Company will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, the Company will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation. See Note 9 for the definition of Level 1.
The Company’s Pension Plan assets measured at fair value at December 31, 2016 and 2015, were as follows (in millions):

	Fair Value of Pension Assets at December 31,
	2016		2015
	Level 1	Total	Level 1	Total
Cash and cash equivalents	$0.3	$0.3	$0.4	$0.4
Total plan assets subject to leveling	$0.3	0.3	$0.4	0.4
Plan assets measured at net asset value
Domestic equities		8.6		9.6
Foreign equities		8.7		9.2
Fixed income		32.2		28.3
Total plan assets measured at net asset value		49.5		47.1
Total plan assets		$49.8		$47.5

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2016 (in millions):

Pension Benefits
2017	$2.9
2018	3.0
2019	3.1
2020	3.3
2021	3.4
2022 to 2026	17.9
Total	$33.6
13. Accumulated Other Comprehensive Income (Loss)
The table below sets forth a summary of changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2016 and 2015 (in millions):

	Derivatives	Defined Benefit Pension And Retiree Health Benefit Plans	Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) at December 31, 2014	$25.8	$(11.5)	$(0.6)	$13.7
Other comprehensive income (loss) before reclassifications	(7.3)	4.3	(0.6)	(3.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(12.1)	0.4	—	(11.7)
Net current period other comprehensive income (loss)	(19.4)	4.7	(0.6)	(15.3)
Accumulated other comprehensive income (loss) at December 31, 2015	$6.4	$(6.8)	$(1.2)	$(1.6)
Other comprehensive loss before reclassifications	—	(0.4)	—	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.4)	0.1	—	(6.3)
Net current period other comprehensive loss	(6.4)	(0.3)	—	(6.7)
Accumulated other comprehensive loss at December 31, 2016	$—	$(7.1)	$(1.2)	$(8.3)
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive loss in the Company’s consolidated statements of operations for the years ended December 31, 2016 and 2015, (in millions):

Components of Accumulated Other Comprehensive Loss	2016	2015	Location of Gain (Loss)
Derivative gains (losses) reflected in gross profit
	$59.7	$179.4	Sales
	(53.3)	(167.3)	Cost of sales
	$6.4	$12.1	Total

Amortization of defined benefit pension benefit plans:
Amortization of net loss	$(0.1)	$(0.8)	(1)
	$(0.1)	$(0.8)	Total

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost. See Note 12 for additional information.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes
The Company conducts certain activities through wholly-owned subsidiaries that are corporations which in certain circumstances are subject to federal, state and local income taxes. As of December 31, 2016, 2015 and 2014, the components of federal and state income tax expense are summarized as follows (in millions):

	December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$(7.4)	$0.1	$0.2
State	0.4	—	0.2
Total	$(7.0)	$0.1	$0.4

Deferred expense (benefit):
Federal	$(0.6)	$(26.5)	$(1.5)
State	(0.1)	(2.0)	0.3
Total	$(0.7)	$(28.5)	$(1.2)
Total income tax benefit	$(7.7)	$(28.4)	$(0.8)
A reconciliation of effective tax rate to the U.S. statutory rate attributable to operations for December 31, 2016, 2015 and 2014 is as follows:

	December 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
Partnership earnings not subject to tax	(34.9)%	(13.8)%	(22.4)%
State income taxes, net of federal income tax effect	(0.1)%	0.6%	(0.4)%
State tax rate change	—%	0.2%	—%
Impact of non-deductible goodwill	—%	(5.0)%	(11.5)%
Anchor LLC conversions	—%	0.3%	—%
Other items, net (1)	2.3%	(0.4)%	—%
Effective tax rate	2.3%	16.9%	0.7%
(1) 2016 includes an adjustment for a tax benefit associated with the decision to liquidate a wholly-owned C corporation as of December 31, 2015, and convert it to an entity which will not be subject to tax. See Note 2 for further information on this adjustment.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows as of December 31, 2016 and 2015 (in millions):

	December 31,
	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$1.3	$0.8
Total deferred income tax assets	$1.3	$0.8

Deferred income tax liabilities:
Intangible assets	$—	$(0.1)
Unrealized gains	(0.5)	(0.5)
Property, plant and equipment	(1.8)	(1.9)
Total deferred income tax liabilities	$(2.3)	$(2.5)

Net deferred income tax liability	$(1.0)	$(1.7)
As a result of the Company’s analysis, management has determined that the Company does not have any uncertain tax positions. As of December 31, 2016, the Company had tax loss carryforwards of approximately $3.6 million, which are expected to be utilized prior to expiration in 2036. As of December 31, 2016, the Company had $1.3 million deferred tax assets arising from net operating loss carryforwards. The Company’s federal and state tax returns remain subject to examination by taxing authorities for three years.
15. Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the years ended December 31, 2016, 2015 and 2014 (in millions, except unit and per unit data):

	Year Ended December 31,
	2016	2015	2014

Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(328.6)	$(139.4)	$(112.2)
Less:
General partner’s interest in net loss	(6.6)	(2.8)	(2.2)
General partner’s incentive distribution rights	—	16.8	15.4
Net loss available to limited partners	$(322.0)	$(153.4)	$(125.4)
Denominator for basic and diluted earnings per limited partner unit:
Basic and diluted weighted average limited partner units outstanding (1)	77,043,935	74,896,096	69,671,827
Limited partners’ interest basic and diluted net loss per unit	$(4.18)	$(2.05)	$(1.80)

(1)
Total diluted weighted average limited partner units outstanding excludes 0.5 million, 0.4 million and 0.2 million potentially dilutive phantom units for the years ended December 31, 2016, 2015 and 2014, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Transactions with Related Parties
During the years ended December 31, 2016, 2015 and 2014, the Company had product sales to related parties, excluding the transactions discussed below, of $13.1 million, $12.0 million and $9.1 million, respectively. Trade accounts and other receivables from related parties at December 31, 2016 and 2015 were $1.1 million and $0.4 million, respectively. The Company also had purchases from related parties, excluding transactions discussed below, during the years ended December 31, 2016, 2015 and 2014 of $16.2 million, $21.8 million and $41.1 million, respectively. Accounts payable to related parties, excluding accounts payable related to the transactions discussed below, at December 31, 2016 and 2015, were $4.1 million and $2.3 million, respectively.
The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company has a crude oil supply agreement with Legacy Resources Co., L.P. (“Legacy Resources”), the Master Crude Oil Purchase and Sale Agreement. Legacy Resources is owned in part by one of the Company’s general partners, the Company’s executive vice chairman of the board of the Company’s general partner, F. William Grube. No crude oil is currently being purchased by the Company under this agreement. During the years ended December 31, 2016 and 2015, the Company had no crude oil purchases from Legacy Resources. During the year ended December 31, 2014, the Company had crude oil purchases of $0.8 million from Legacy Resources under spot agreements. The Company had no accounts payable to Legacy Resources at December 31, 2016 and December 31, 2015.
Nicholas J. Rutigliano, a former member of the board of directors of the Company’s general partner who retired in September 2014, founded Tobias Insurance Group, Inc. (“Tobias”), a commercial insurance brokerage business, which was acquired by Assured Partners, LLC. Mr. Rutigliano continues to serve as president of Tobias. Tobias has historically placed the Company’s directors’ and officers’ liability insurance. There were no premiums paid to Tobias for the years ended December 31, 2016 and 2015. The total premiums paid to Tobias by the Company for the year ended December 31, 2014, was $0.7 million. With the exception of its directors’ and officers’ liability insurance which were placed with this commercial insurance brokerage company, the Company placed its insurance requirements with third parties during the year ended December 31, 2014.
The Company has a general services master services agreement with a third party construction company related to the Great Falls refinery expansion project in which various construction related services were performed during 2016, 2015 and 2014. This third party is related to refinery management. For the years ended December 31, 2016, 2015 and 2014, the Company had capital expenditures of $10.4 million, $43.0 million and $29.0 million, respectively, for construction related services. Accounts payable under this contract at December 31, 2016 and 2015, were $2.5 million and $10.0 million, respectively.
During 2015, the Company entered into an agreement for logistic administration/support, general administrative management and fiscal administration services with Monument Chemical, Inc. (“Monument Chemical”). Monument Chemical is owned by a limited partner and a member of the board of the Company’s general partner is a member of Monument Chemical’s management. Under this agreement, Monument Chemical rents storage tanks in Belgium on the Company’s behalf and organizes delivery of products to the Company’s customers. A commission is paid to Monument Chemical based on the sales value invoiced to the Company’s customers. For the years ended December 31, 2016 and 2015, the Company paid total commissions and general administrative fees of $1.3 million and $0.5 million, respectively. Accounts payable under this contract at December 31, 2016 and 2015 were immaterial.
During 2016, the Company was provided financial modeling and advisory services from Morris Energy Advisors, LLC (“Morris Energy Advisors”). Morris Energy Advisors is owned by a member of the board of the Company’s general partner. For the year ended December 31, 2016, the Company incurred total fees of $0.6 million. Accounts payable related to these services at December 31, 2016 were $0.6 million.
During the years ended December 31, 2016 and 2015, the Company entered into various transactions with Dakota Prairie. See Note 4 for further information on Dakota Prairie transactions.
During 2016, the Company entered into a joint venture agreement with The Heritage Group. See Note 4 for further information on the joint venture with The Heritage Group.
On December 30, 2015, the Company entered into an agreement with The Heritage Group in which The Heritage Group made an uncommitted prepayment for the purchase of certain finished products and entered into an unsecured note payable with the Company as the borrower. See Note 7 for further information on this agreement.

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
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as: (1) net income (loss) plus (2)(a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) impairment; (e) unrealized losses from mark to market accounting for hedging activities; (f) realized gains under derivative instruments excluded from the determination of net income (loss); (g) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (h) debt refinancing fees, premiums and penalties; (i) any net loss realized in connection with an asset sale that was deducted in computing net income (loss) and (j) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income (loss) and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segment information is as follows (in millions):

Year Ended December 31, 2016	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,252.3	$2,222.0	$125.1	$3,599.4	$—	$3,599.4
Intersegment sales	2.5	34.5	—	37.0	(37.0)	—
Total sales	$1,254.8	$2,256.5	$125.1	$3,636.4	$(37.0)	$3,599.4
Loss from unconsolidated affiliates	$(0.3)	$(18.0)	$(0.4)	$(18.7)	$—	$(18.7)
Adjusted EBITDA	$188.9	$(10.1)	$(20.6)	$158.2	$—	$158.2
Reconciling items to net loss:
Depreciation and amortization	74.7	110.5	19.1	204.3	—	204.3
Realized gain (loss) on derivatives, not reflected in net loss or settled in a prior period	1.9	(8.3)	—	(6.4)	—	(6.4)
Impairment charges	1.9	34.0	—	35.9	—	35.9
Loss on sale of unconsolidated affiliate	—	113.9	—	113.9	—	113.9
Unrealized gain on derivatives						(19.9)
Interest expense						161.7
Non-cash equity-based compensation and other items						5.0
Income tax benefit						(7.7)
Net loss						$(328.6)

Year Ended December 31, 2015	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,367.8	$2,562.5	$282.5	$4,212.8	$—	$4,212.8
Intersegment sales	3.9	39.1	—	43.0	(43.0)	—
Total sales	$1,371.7	$2,601.6	$282.5	$4,255.8	$(43.0)	$4,212.8
Loss from unconsolidated affiliates	$—	$(61.1)	$(0.4)	$(61.5)	$—	$(61.5)
Adjusted EBITDA	$201.7	$81.9	$(25.9)	$257.7	$—	$257.7
Reconciling items to net loss:
Depreciation and amortization	69.2	82.4	22.8	174.4	—	174.4
Realized loss on derivatives, not reflected in net loss or settled in a prior period	(3.0)	(7.0)	—	(10.0)	—	(10.0)
Impairment charges	—	24.3	33.8	58.1	—	58.1
Unrealized loss on derivatives						39.5
Interest expense						104.9
Debt extinguishment costs						46.6
Non-cash equity-based compensation and other items						12.0
Income tax benefit						(28.4)
Net loss						$(139.4)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2014	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,729.2	$3,693.4	$368.5	$5,791.1	$—	$5,791.1
Intersegment sales	18.4	89.8	—	108.2	(108.2)	—
Total sales	$1,747.6	$3,783.2	$368.5	$5,899.3	$(108.2)	$5,791.1
Loss from unconsolidated affiliates	$—	$(3.2)	$(0.2)	$(3.4)	$—	$(3.4)
Adjusted EBITDA	$220.8	$50.0	$35.1	$305.9	$—	$305.9
Reconciling items to net loss:
Depreciation and amortization	68.1	80.0	15.0	163.1	—	163.1
Realized gain (loss) on derivatives, not reflected in net loss or settled in a prior period	(1.9)	8.5	—	6.6	—	6.6
Impairment charges	—	—	36.0	36.0	—	36.0
Unrealized loss on derivatives						0.6
Interest expense						110.8
Debt extinguishment costs						89.9
Non-cash equity-based compensation and other items						11.9
Income tax benefit						(0.8)
Net loss						$(112.2)
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2016, 2015 and 2014. Substantially all of the Company’s long-lived assets are domestically located.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. All oilfield services products are consolidated in a standalone category. The following table sets forth the major product category sales for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31,
	2016		2015		2014
Specialty products:
Lubricating oils	$538.7	15.0%	$575.6	13.7%	$748.4	12.9%
Solvents	237.7	6.6%	302.0	7.2%	485.2	8.4%
Waxes	128.7	3.6%	136.9	3.2%	144.1	2.5%
Packaged and synthetic specialty products	311.2	8.6%	316.6	7.5%	313.5	5.4%
Other	36.0	1.0%	36.7	0.9%	38.0	0.7%
Total	1,252.3	34.8%	1,367.8	32.5%	1,729.2	29.9%
Fuel products:
Gasoline	844.3	23.5%	1,047.1	24.9%	1,443.1	24.9%
Diesel	808.4	22.4%	894.8	21.2%	1,197.4	20.7%
Jet fuel	117.5	3.3%	149.6	3.6%	199.3	3.4%
Asphalt, heavy fuel oils and other	451.8	12.5%	471.0	11.1%	853.6	14.7%
Total	2,222.0	61.7%	2,562.5	60.8%	3,693.4	63.7%
Oilfield services:
Total	125.1	3.5%	282.5	6.7%	368.5	6.4%
Consolidated sales	$3,599.4	100.0%	$4,212.8	100.0%	$5,791.1	100.0%
d. Major Customers
During the years ended December 31, 2016, 2015 and 2014, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the years ended December 31, 2016, 2015 and 2014, the Company had two suppliers that supplied approximately 64.5%, 52.2% and 45.9%, respectively, of its crude oil supply.
18. Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in millions, except unit and per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2016
Sales	$713.0	$972.9	$966.6	$946.9	$3,599.4
Gross profit	86.2	131.3	110.3	80.5	408.3
Net loss	(67.7)	(147.9)	(33.4)	(79.6)	(328.6)
Net loss available to limited partners	(66.3)	(145.0)	(32.7)	(78.0)	(322.0)
Limited partners’ interest basic and diluted net loss per unit	$(0.87)	$(1.89)	$(0.42)	$(1.01)	$(4.18)
Weighted average limited partner units outstanding — basic	76,449,841	76,761,504	77,331,347	77,351,593
Weighted average limited partner units outstanding — diluted	76,449,841	76,761,504	77,331,347	77,351,593

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2015
Sales	$1,018.6	$1,156.2	$1,140.0	$898.0	$4,212.8
Gross profit	195.2	202.7	164.8	31.9	594.6
Net income (loss)	23.8	2.5	(48.9)	(116.8)	(139.4)
Net income (loss) available to limited partners	19.1	(1.7)	(52.2)	(118.6)	(153.4)
Limited partners’ interest basic and diluted net income (loss) per unit	$0.27	$(0.02)	$(0.68)	$(1.56)	$(2.05)
Weighted average limited partner units outstanding — basic	71,232,392	76,092,517	76,112,325	76,124,133
Weighted average limited partner units outstanding — diluted	71,275,452	76,092,517	76,112,325	76,124,133

(1)	The sum of the four quarters may not equal the total year due to rounding.
19. Subsequent Events
The fair value of the Company’s derivatives that were outstanding as of December 31, 2016, has increased by approximately $2.0 million subsequent to December 31, 2016, to a net liability of approximately $4.0 million. The fair value of the Company’s senior notes has increased by approximately $48.0 million subsequent to December 31, 2016.
On February 10, 2017, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full year 2016, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full year 2016, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level. See Management’s Report on Internal Control Over Financial Reporting included in Item 8 “Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, we identified material weaknesses in internal control over financial reporting that resulted in errors to the consolidated financial statements for the year ended December 31, 2015, which were corrected in the condensed consolidated financial statements for the period ended September 30, 2016, as more fully discussed in Note 2 to the consolidated financial statements.
The identified material weaknesses pertained to the (1) insufficient execution of the Company’s review controls at the Branded and Packaging operating segment and the lack of appropriately designed corporate-level management review controls to monitor the segment level controls over the accuracy of the accounting for the lower of cost or market of inventory and (2) insufficient execution of the Company’s review controls over the accuracy of the accounting for income taxes.
Remediation Plan
The audit committee of our board of directors directed our management to prepare a remediation plan covering the material weaknesses described above. As a result, we remediated these material weaknesses by:

•
reviewing procedures and controls related to (1) lower of cost or market of inventory at both the individual segment level and corporate level and (2) income taxes and implemented improved procedures and controls within these processes, and

•	devoted appropriate corporate resources to enhance the execution of the Company’s review procedures for lower of cost or market of inventory.
As of December 31, 2016, management has determined that, as a result of its remediation efforts, it no longer has a material weakness in internal controls for (1) the lower of cost or market inventory process, and (2) review controls over the accounting for income taxes process.
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
The directors of our general partner oversee our operations. The owners of our general partner have appointed eight members to our general partner’s board of directors. The directors of our general partner are generally elected by a majority vote of the owners of our general partner on an annual basis. However, as long as our executive vice chairman of our general partner, F. William Grube, trusts established for the benefit of his family members or Permitted Transferees (as defined in our partnership agreement), continue to own at least 30% of the membership interests in our general partner, Mr. Grube (or in certain specified instances, his designee or transferee) has the right to serve as a director of our general partner. The directors of our general partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.
Pursuant to Section 4360 of the NASDAQ Stock Market, LLC Marketplace Rules (“NASDAQ Rules”), a listed limited partnership like us is not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, three of our general partner’s eight directors are “independent” as that term is defined in the NASDAQ Rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the NASDAQ Rules and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Robert E. Funk, and Stephen P. Mawer.
The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.
Directors and Executive Officers
The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of March 6, 2017:

Name	Age	Position with Calumet GP, LLC
Fred M. Fehsenfeld, Jr.	66	Chairman of the Board
F. William Grube	69	Executive Vice Chairman
Timothy Go	50	Chief Executive Officer
William A. Anderson	48	Executive Vice President — Sales
Bruce A. Fleming	60	Executive Vice President — Strategy & Growth
D. West Griffin	56	Executive Vice President — Chief Financial Officer
R. Patrick Murray, II	45	Vice President, Chief Accounting Officer and Assistant Secretary
James S. Carter	68	Director
Robert E. Funk	71	Director
Stephen P. Mawer	52	Director
George C. Morris III	61	Director
Daniel J. Sajkowski	57	Director
Amy M. Schumacher	45	Director
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
Timothy Go has served as chief executive officer of our general partner since January 2016. Prior to joining the Company, Mr. Go served as vice president — operations of Flint Hills Resources, LP, a wholly owned subsidiary of Koch Industries, Inc., since July 2013. From 2011 through 2013, Mr. Go served as vice president — operations excellence of Flint Hills Resources, LP. From August 2008 through 2011, Mr. Go served as managing director — operations excellence of Koch Industries, Inc. Mr. Go received a B.S. in Chemical Engineering from the University of Texas at Austin.
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
Bruce A. Fleming has served as executive vice president — strategy and growth of our general partner since March 2016.  Prior to joining the Company, Mr. Fleming served as the vice president of mergers & acquisitions at Tesoro Corporation and as an officer of Tesoro Companies Inc. since 2004. From 1997 through 2004, Mr. Fleming served as managing director of Hong Kong-based Orient Refining Ltd., and from 1981 through 1996 he held senior operations, business development and planning roles with Amoco Oil and Amoco Corporation where he was most recently vice president of China business development. Mr. Fleming earned a Ph.D. in chemical engineering from Princeton University and a B.S. in Chemical Engineering from the University of Delaware. He is a member of the Board of M&A Standards.
D. West Griffin has served as executive vice president and chief financial officer of our general partner since January 2017. Prior to joining the Company, Mr. Griffin was a founder and served as the chief financial officer of Energy XXI (Bermuda) Limited (also known as Energy XXI Ltd.) from 2005 to 2014. In 2004, Mr. Griffin served as chief financial officer of Alon USA. From 1999 through 2002, Mr. Griffin served as chief financial officer of InterGen North America. Mr. Griffin received his B.E. from Dartmouth College and received his M.B.A from Dartmouth College.
R. Patrick Murray, II has served as vice president, chief accounting officer and assistant secretary of our general partner since January 2017. From October 2014 through January 2017, Mr. Murray served as executive vice president, chief financial officer and secretary of our general partner. From December 2012 through October 2014, Mr. Murray served as senior vice president, chief financial officer and secretary of our general partner. From September 2005 through December 2012, Mr. Murray served as vice president, chief financial officer and secretary of our general partner. Mr. Murray served as the vice president and chief financial officer of our Predecessor from 1999 until our initial public offering and served as its controller from 1998 to 1999. From 1993 to 1998, Mr. Murray was a senior auditor with Arthur Andersen LLP. Mr. Murray received his B.B.A. in Accountancy from the University of Notre Dame.
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
George C. Morris III has served as a member of the board of directors of our general partner since May 2009. Mr. Morris has served as president of Morris Energy Advisors, Inc. since March 2009 and most recently served as a managing director at Merrill Lynch & Co. from December 2006 until his retirement in March 2009. Mr. Morris served as a managing director of investment banking at Petrie Parkman & Co. until its acquisition by Merrill Lynch in December 2006 and also served as a managing director of investment banking at Simmons & Company International and as a director of investment banking at First Boston Corporation. Mr. Morris holds B.B.A. and M.B.A. degrees from the University of Texas and a J.D. from Southern Methodist University. Mr. Morris is also a former member of the board of directors of Arch Coal, Inc., a public company which produces thermal and metallurgical coal from surface and underground mines and Energy XXI Gulf Coast, Inc., a subsidiary of Energy XXI Ltd, the largest publicly traded independent oil and natural gas exploration and production company on the Gulf of Mexico Shelf.
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
Amy M. Schumacher has served as a member of the board of directors of our general partner since September 2014. Ms. Schumacher has served as the president of Monument Chemicals, Inc. and Haltermann Solutions since 2010. In addition, in July 2016, Ms. Schumacher assumed the role of president of The Heritage Group. Prior to joining Monument Chemicals, Inc. and Haltermann Solutions, Ms. Schumacher worked in various capacities for The Heritage Group leading a variety of growth projects from 2003 until 2010. From 1998 to 2003, Ms. Schumacher was a consultant with Accenture. Ms. Schumacher received her B.S. in Civil Engineering from Purdue University and her M.S. in Management from the Massachusetts Institute of Technology Sloan School. Ms. Schumacher currently serves as a trustee for The Heritage Group and sits on a number of private subsidiary boards. Ms. Schumacher is the daughter of Fred M. Fehsenfeld, Jr., the chairman of the board of our general partner.
Ms. Schumacher has extensive managerial experience including planning and strategy. She possesses a broad background within the chemicals industry, with specific experience in strategic growth projects.
Stephen P. Mawer has served as a board member of our general partner since March 2016. He retired as President of Koch Supply & Trading in 2014 following a 27-year career in commodities trading, risk management and refining operations. While at Koch, Mr. Mawer led global commodities trading and served as a senior member of the Koch Industries management team. Mr. Mawer holds Bachelor’s and Master’s degrees in Chemical Engineering from the University of Cambridge, England. Currently, he serves as a member of the Board of Directors at Zenith Energy Management, an international midstream company. Mr. Mawer brings extensive knowledge of petroleum markets, refining economics, supply/marketing optimization and risk management.

Board of Directors Committees
Conflicts Committee
Two members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be owners, officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by NASDAQ and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The two independent board members who serve on the conflicts committee are Messrs. James S. Carter and Robert E. Funk. Mr. Funk serves as the chairman of the conflicts committee.
Compensation Committee
The board of directors of our general partner also has a compensation committee which, among other responsibilities, has overall responsibility for evaluating and either approving or recommending to the board of directors the director, chief executive officer and senior executive compensation plans, policies and programs of the Company. NASDAQ does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Messrs. Fred M. Fehsenfeld, Jr., F. William Grube, George C. Morris, III and Stephen P. Mawer serve as members of our compensation committee. Mr. Fehsenfeld serves as the chairman of the compensation committee.
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
Audit Committee
The board of directors of our general partner has an audit committee comprised of three directors, Messrs. James S. Carter, Robert E. Funk and Stephen P. Mawer, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by NASDAQ and the SEC. In addition, the board of directors of our general partner has determined that Mr. Carter is an “audit committee financial expert” as defined by the SEC. Mr. Carter serves as the chairman of the audit committee.
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
Risk Committee
The board of directors of our general partner has established a risk committee which, among other responsibilities, oversees the Company’s risk assessment practices. Messrs. Robert E. Funk, Stephen P. Mawer and Daniel J. Sajkowski serve as members of our risk committee. Mr. Sajkowski serves as the chairman of the risk committee. The board of directors has adopted a written charter for the risk committee which defines the scope of the committee’s authority.
Strategy and Growth Committee
The board of directors of our general partner has established a strategy and growth committee which, among other responsibilities, oversees our (i) long-term strategy, (ii) risks and opportunities relating to such strategy, (iii) strategic decisions regarding investments, mergers, acquisitions and divestitures, (iv) capitalization, (v) ownership structure and (vi) distribution policy. Messrs. Fred M. Fehsenfeld, Jr., F. William Grube and George C. Morris, III serve as members of the strategy and growth committee. Mr. Morris serves as the chairman of the strategy and growth committee. The board of directors has adopted a written charter for the strategy and growth committee which defines the scope of the committee’s authority.
Talent and Leadership Development Committee
The board of directors of our general partner has established a talent and leadership development committee which, among other responsibilities, monitors our strategic, long-term, and sustainable approach to talent and development issues relating to people. Ms. Amy M. Schumacher serves as the chairwoman and sole member of the talent and leadership development committee. The board of directors has adopted a written charter for the talent and leadership development committee which defines the scope of the committee’s authority.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers, employees and contractors.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2016, Calumet’s directors and executive officers filed all reports required by Section 16(a) with the exception of (i) one late filing related to common unit purchases on May 26, 2016, for James S. Carter and (ii) one late filing related to common unit purchases on November 8, 2016, for Timothy Go.
Item 11. Executive and Director Compensation
Compensation Discussion and Analysis
Overview
For purposes of this Compensation Discussion and Analysis and the compensation tables that follow, the names and positions of our named executive officers for the 2016 fiscal year were:

•	Timothy Go — Chief Executive Officer

•	F. William Grube — Executive Vice Chairman of the Board

•	R. Patrick Murray, II — Vice President, Chief Accounting Officer and Assistant Secretary (former Executive Vice President, Chief Financial Officer and Secretary)

•	Bruce A. Fleming — Executive Vice President — Strategy and Development (effective March 21, 2016)

•	William A. Anderson — Executive Vice President — Sales
Mr. David West Griffin was appointed executive vice president and chief financial officer effective January 5, 2017. Mr. Murray transitioned into a new role of vice president, chief accounting officer and assistant secretary beginning on January 5, 2017. Due to the SEC’s disclosure rules, information regarding executive officer compensation is determined based on an executive’s status as of December 31, 2016, Mr. Murray’s compensation information is included in the executive compensation disclosures relating to the 2016 fiscal year and Mr. Griffin’s compensation information will be contained within the compensation disclosures relating to the 2017 fiscal year.
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
Financial Performance Metric Used in Compensation Programs
Our primary business objective is to generate cash flows to make distributions to our unitholders. As a result, our Distributable Cash Flow is the primary measurement of performance taken into account in setting policies and making compensation decisions, as we believe this represents the most comprehensive measurement of our ability to generate cash flows. In 2016, the compensation committee excluded the impact of lower of cost or market (“LCM”) inventory adjustments, but included the loss from unconsolidated affiliates in the calculation of Distributable Cash Flow used for incentive compensation purposes. Both short-term and long-term forms of executive compensation are specifically structured on our achievement relative to annual Distributable Cash Flow goals and, as such, determination of related awards, as well as their grant or payment, occurs subsequent to the end of each fiscal year upon final determination of Distributable Cash Flow. We believe that including this financial objective as the primary performance measurement to determine compensation awards for all of our executive officers recognizes the integrated and collaborative effort required by the full executive team to maximize performance. Distributable Cash Flow is a non-GAAP measure that we define, consistent with the terms of our revolving credit agreement and senior notes indentures, as our Adjusted EBITDA less replacement capital expenditures, cash interest expense, turnaround costs, income (loss) from unconsolidated affiliates and income tax expense (benefit). The most directly comparable GAAP performance measure for Distributable Cash Flow is Net cash provided by (used in) operating activities. Please refer to Part II, Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for our definition of Adjusted EBITDA.
Peer Group and Compensation Targets
To evaluate all areas of executive compensation, the compensation committee seeks the additional input of outside compensation consultants and available comparative information to validate that the compensation programs established for our executives are consistent with the philosophy of compensating our executives at ranges that approximate within 10% of the 25th percentile of market for companies of similar size to us. In 2015, the compensation committee retained Buck Consultants, LLC (“Buck Consultants”) as an independent consultant to review our general partner’s executive compensation programs. Buck Consultants reported directly to the compensation committee and did not provide any additional services to our general partner. The scope of this engagement included the following:

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
The following master limited partnerships and corporations were included by Buck Consultants in the peer group for the compensation review: Alon USA Energy, Inc., Boardwalk Pipeline Partners, LP, Buckeye Partners, L.P., Crestwood Equity Partners LP, EnLink Midstream LLC, CVR Refining, LP, DCP Midstream Partners, LP, Delek US Holdings, Inc., Enbridge Energy Partners, L.P., EnLink Midstream Partners, LP, Genesis Energy, L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., the former MarkWest Energy Partners, L.P., NGL Energy Partners LP, the former Northern Tier Energy LP, NuStar Energy L.P., ONEOK Partners, L.P., Targa Resources Partners LP and Williams Partners L.P. Peer group companies were validated and selected based on their comparability of EBITDA (a non-GAAP measurement), sales and market capitalization to those of Calumet. Market data compiled from public disclosures of the peer group companies were used in the review to compare our compensation of the key executive group against the market. Buck Consultants provided a presentation of its findings to the compensation committee in December 2015 that assisted us in making the compensation decisions described below for the 2016 year.
The compensation committee used the findings of the Buck Consultants executive compensation review to validate the total competitiveness of compensation for our key executives, including each named executive officer. Specifically, the Buck Consultants review indicated that aggregate target total direct compensation of our key executives, which includes all the major elements of our executive compensation program, including base salary, short-term incentives and long-term compensation, was within the 25th percentile of market by approximately 25%. Long-term incentives for the key executives were within the 25th percentile of the peer group by approximately 10%, which the compensation committee deemed appropriate given our smaller size relative to certain master limited partnerships included in the peer group, with an expectation by the compensation committee that with future achievement of strategic goals and further growth in financial performance, such long-term incentive opportunities should migrate toward the median level of the peer group.
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
Results. The 2016 base salaries for Messrs. Go, Grube, Murray, Fleming and Anderson were $500,000, $454,363, $353,067, $350,000 and $325,130 respectively, although amounts in the Summary Compensation Table below will reflect pro-rata values based upon the portion of the year in which the executive was providing services to us. These 2016 base salaries for Messrs. Grube, Murray and Anderson compare to $454,363, $339,488 and $312,626, respectively, in 2015. The levels of increases in the base salaries for Messrs. Murray and Anderson were a 4.0% increase from 2015 levels, which were based on the approximate average percentage increase of all salaried employees for 2016.
Compensation Changes for 2017. With respect to our named executive officers excluding Mr. Fleming, the compensation committee has determined that no executive officers will receive an increase in base salary for 2017. Effective January 1, 2017, the base salary for Mr. Fleming is $385,000. The level of increase takes into consideration market adjustments.
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
2016 Target Goal and Results. For fiscal year 2016, the minimum Distributable Cash Flow goal was $220.6 million, the target goal was $261.4 million and the stretch goal was $302.3 million. For the reasons described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2016 Update,” we did not meet our minimum goal with 2016 Distributable Cash Flow of $(75.6) million, and no awards were paid out for the 2016 fiscal year.
The following table summarizes the levels of cash award opportunity for each named executive officer and the actual percentage earned by them in 2016:

	Cash Incentive Award Opportunity as a Percentage of Base Salary
	Minimum	Target	Stretch	Actual Payout
Timothy Go, F. William Grube, R. Patrick Murray, II, Bruce A. Fleming and William A. Anderson	50%	100%	200%	—%
The compensation committee determined these percentages of base salary at levels, when combined with both base salary and potential long-term unit-based awards, to develop a total direct compensation structure for the named executive officers which is intended to be within approximately 10% of the 25th percentile of our peer group, while placing significant emphasis on the achievement of our Distributable Cash Flow goals.
For 2016, the target goal for Distributable Cash Flow was set at the budgeted amount, a level that the board of directors believed reflected the reasonable expectations management had for our financial performance during the fiscal year and likely to be achieved given actual Distributable Cash Flow achieved for the 2015 fiscal year. The board of directors set the stretch Distributable Cash Flow goal at 16% above the budgeted amount, a level which they believed would be attained only with higher levels of performance relative to the reasonable expectations management had for our financial performance and therefore not likely to be achieved. The minimum goal was set at approximately 16% below the budgeted amount. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2016 Update,” for a discussion of the factors that impacted our results. The following table reflects our historical minimum, target and stretch Distributable Cash Flow goals:

Distributable Cash Flow (In millions)
Fiscal Year	Actual	Minimum Goal	Target Goal	Stretch Goal
2016 (1)	$(75.6)	$220.6	$261.4	$302.3
2015 (1)	$224.5	$151.1	$203.1	$255.1
2014 (2)	$114.1	$79.9	$110.5	$141.1

(1)	For 2016, actual results exclude a favorable $51.4 million LCM inventory adjustment, include an $18.5 million loss from unconsolidated affiliates and exclude bonus expense for calculation purposes.
For 2015, actual results exclude an unfavorable $81.8 million LCM inventory adjustment, include a $37.5 million loss from unconsolidated affiliates and exclude bonus expense for calculation purposes.

(2)	Actual, minimum goal, target goal and stretch goal were based on the combined third and fourth quarters of 2014. Actual results exclude bonus expense for calculation purposes.
Compensation Changes for 2017. Upon the recommendation of the compensation committee, the board of directors changed the primary measurement of performance for compensation purposes to Adjusted EBITDA. We believe this represents the most comprehensive measurement of our financial performance of our assets. The board of directors approved new Adjusted EBITDA targets for the 2017 fiscal year based on budgets prepared by management. We do not disclose our confidential 2017 targets, which, if disclosed, would put us at a competitive disadvantage. However, we believe that the targets set for the 2017 year will be difficult to achieve and that there is no guarantee that our named executive officers will receive an award related to the 2017 year. The 2017 targets and actual results will be fully discussed within our compensation disclosures for the 2017 year.
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
Results. On May 20, 2016, we made discretionary matching contributions of phantom units to the accounts of those participants in the Deferred Compensation Plan, including certain of the named executive officers who elected to defer all or a portion of their annual cash incentive award related to the 2015 fiscal year. These contributions, which were subject to continued service vesting requirements, were made as a reward for prior service and future efforts toward our success and growth, as well as an incentive for continued participation through elective deferrals into the Deferred Compensation Plan. Please see “Nonqualified Deferred Compensation” for a more detailed disclosure of the value of contributions into this plan, vesting terms, as well as the DERs associated with such contributions. The 2016 matching contributions of phantom units are also reported under the “Unit Awards” column of the Summary Compensation Table below.
Long-Term Unit-Based Awards
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
In fiscal year 2016, the annual unit award opportunity to named executive officers consisted of the contingent right to receive phantom units. Under the Long-Term Incentive Plan, phantom units are granted only upon our achievement of specified levels of Distributable Cash Flow. When granted, phantom units are subject to further time-based vesting criteria specified in the grant. Upon satisfaction of the time-based vesting criteria specified in the grant, phantom units convert into common units (or cash equivalent). Accordingly, these awards established a direct link between executive compensation and our financial performance. This component of executive compensation, when coupled with an extended ratable vesting period as compared to cash awards, further aligns the interests of executives with our unitholders in the longer-term and reinforces unit ownership levels among executives.

Results. The following tables provide the annual unit award opportunity for each named executive officer under our annual equity award program, as well as the special arrangement that we had with Mr. Go with respect to the 2016 year. Our general objective when determining the size of the phantom unit awards is to provide our named executive officers with long-term incentive opportunities targeted within approximately 10% of the 25th percentile of peer practices for long-term equity-based awards for similarly situated executive officers. The following tables reflect the dollar value of phantom units or the number of phantom units that would be awarded to our named executive officers depending on whether we achieved the Distributable Cash Flow minimum, target or stretch goals discussed above in “Short-Term Cash Awards” as well as the actual dollar value or number of phantom units earned in 2016, which would have been be awarded in the first quarter of 2017:

	2016 Dollar Value of Phantom Unit Award Opportunity				Dollar Value of Phantom Units Earned
	Below
	Minimum (1)	Minimum	Target	Stretch
Timothy Go	$625,000	$937,500	$1,250,000	$1,875,000	$625,000

(1)
With respect to Mr. Go, we entered into an arrangement with him in connection with his entry into our employment that he would receive a grant of phantom units equal to 125% of his base salary for the 2016 year. This award was granted to Mr. Go on December 31, 2016.

	2016 Phantom Unit Award Opportunity			Phantom Units Earned
	Minimum	Target	Stretch
F. William Grube	10,800	21,600	32,400	—
R. Patrick Murray, II, Bruce Fleming and William A. Anderson	7,200	14,400	21,600	—
Other than to Mr. Go, we did not grant annual phantom unit awards from the Long-Term Incentive Plan during the 2016 year due to our performance results for the year. Phantom units granted pursuant to our annual awards, if any, would have been subject to a time-vesting requirement, whereby 25% of the units would vest immediately at grant and the remainder would vest ratably over three years on each December 31. These phantom units would have also received DERs, which would be paid in the form of cash.
In connection with his entry into employment with us, we entered into an agreement with Mr. Fleming to match certain purchases of our common units that he made during the 2016 year. We agreed to match Mr. Fleming’s purchases on a dollar for dollar basis up to an amount of $750,000, although the matching phantom units contained the same general vesting schedule and DER terms as the phantom units that we would grant pursuant to our annual equity compensation program described above. This matching phantom unit arrangement was in effect solely with respect to the 2016 year, and the matching phantom units that we granted to Mr. Fleming under the Long-Term Incentive Plan are reported within the “Unit Awards” column of the Summary Compensation Table below.
For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”
Health and Welfare Benefits
We offer a variety of health and welfare benefits to all eligible employees of our general partner. These benefits are consistent with the types of benefits provided by our peer group and provided so as to ensure that we are able to maintain a competitive position in terms of attracting and retaining executive officers and other employees. In addition, the health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, pharmacy, dental, life and accidental death and dismemberment insurance coverages. In addition, all employees working over 30 hours per week are eligible for long-term disability coverage. Long-term disability coverage benefits specific to the named executive officers provide for a compensation allowance, which is grossed up for the payment of taxes, to allow them to purchase long-term disability coverage on an after-tax basis at no net cost to them. As structured, these long-term disability benefits will pay 60% of monthly earnings, as defined by the policy, up to a maximum of $15,000 per month during a period of continuing disability up to normal retirement age, as defined by the policy. Executive officers and other key employees are also eligible to obtain annual executive physical examinations which are paid for by us. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.

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
Tax Implications of Executive Compensation
Because we are not an entity taxable as a corporation, many of the tax issues associated with executive compensation that face publicly-traded corporations do not directly affect us. Internal Revenue Code Section 409A (“Section 409A”) provides that amounts deferred under nonqualified deferred compensation plans are includible in a participant’s income when vested, unless certain requirements are met. If these requirements are not met, participants are also subject to an additional income tax and interest. All of our awards under our Long-Term Incentive Plan, severance arrangements and other nonqualified deferred compensation plans presently meet these requirements. As a result, employees will be taxed when the deferred compensation is actually paid to them. We will be entitled to a tax deduction at that time.
Executive Ownership of Units
While we have not adopted any security ownership requirements or policies for our executives, our executive compensation programs foster the enhancement of executives’ equity ownership through long-term unit-based awards under the Long-Term Incentive Plan. Further, in 2006 several executives purchased a significant number of our common units as participants in a directed unit program in conjunction with our initial public offering. For a listing of security ownership by our named executive officers, refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”
The board of directors of our general partner has adopted the Insider Trading Policy of Calumet GP, LLC and Calumet Specialty Products Partners, L.P. (the “Insider Trading Policy”), which provides guidelines to employees, officers and directors with respect to transactions in our securities. Pursuant to Calumet’s Insider Trading Policy, all executive officers and directors must confer with our chief financial officer before effecting any put or call options for our securities. Further, the Insider Trading Policy states that we strongly discourage all such transactions by officers, directors and all other employees and consultants. The Insider Trading Policy is available on our website at www.calumetspecialty.com or a copy will be provided at no cost to unitholders upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana, 46214.
Employment Agreements
Our general partner has entered into employment agreements with Timothy Go, chief executive officer, F. William Grube, executive vice chairman, and R. Patrick Murray, II, vice president, chief accounting officer and assistant secretary, to ensure they will perform their roles for an extended period of time given their position and value to us. For a discussion of the material terms of the employment agreements, please refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreements.”
Under these employment agreements, the named executive officers are entitled to receive severance compensation if their employment is terminated under certain conditions, such as termination by the named executive officer for “good reason” or by us without “cause,” each as defined in the agreements and further described in “Potential Payments Upon Termination or Change in Control.”
The employment agreements with the named executive officers and the related severance provisions are designed to meet the following objectives:

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
Report of the Compensation Committee for the Year Ended December 31, 2016
The compensation committee of our general partner has reviewed and discussed our Compensation Discussion and Analysis with management. Based upon such review, the related discussion with management and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that our Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Members of the Compensation Committee:
Fred M. Fehsenfeld, Jr., Chairman
F. William Grube
George C. Morris, III
Stephen P. Mawer

Summary Compensation Table
The following table sets forth certain compensation information of our named executive officers for the years ended December 31, 2016, 2015 and 2014:

	Summary Compensation Table for 2016
Name and Principal Position	Year	Salary	Bonus (4)	Unit Awards (5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)	Total
Timothy Go (1) Chief Executive Officer	2016	$500,000	$250,000	$625,000	$—	$95,815	$1,470,815
F. William Grube Executive Vice Chairman	2016	$454,363	$—	$19,881	$—	$20,200	$494,444
	2015	$454,363	$—	$574,253	$641,351	$70,323	$1,740,290
	2014	$441,129	$—	$393,900	$302,184	$89,918	$1,227,131
R. Patrick Murray, II (2) Vice President, Chief Accounting Officer and Assistant Secretary and Former Executive Vice President, Chief Financial Officer and Secretary	2016	$353,067	$—	$25,268	$—	$20,987	$399,322
	2015	$339,488	$—	$423,072	$431,280	$47,865	$1,241,705
	2014	$329,600	$—	$269,815	$165,769	$87,200	$852,384
Bruce A. Fleming (3) Executive Vice President - Strategy & Growth	2016	$280,021	$—	$749,947	$—	$54,600	$1,084,568
William A. Anderson Executive Vice President - Sales	2016	$325,130	$—	$—	$—	$21,416	$346,546
	2015	$312,626	$—	$338,400	$441,284	$60,633	$1,152,943
	2014	$279,130	$—	$217,584	$155,984	$79,048	$731,746

(1)	Mr. Go’s employment with us commenced September 2015. He was appointed chief executive officer effective January 1, 2016, and was not a named executive officer prior to 2016.

(2)	Mr. Murray was appointed vice president, chief accounting officer and assistant secretary effective January 5, 2017.

(3)	Mr. Fleming’s employment with us commenced March 21, 2016.

(4)	Mr. Go received a signing bonus of $250,000 per his employment agreement.

(5)
The amounts include the aggregate grant date fair value of (i) discretionary matching phantom unit awards granted during the 2016 fiscal year related to the 2015 fiscal year, (ii) DERs granted in the form of phantom units with respect to phantom units credited to the Deferred Compensation Plan accounts, (iii) a discretionary matching phantom unit award granted to Mr. Fleming equal to his common unit purchases in 2016, and (iv) an award to Mr. Go as a result of his continued service in 2016 in accordance with his employment agreement. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements for the fiscal year ending December 31, 2016 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(6)
Represents amounts earned under our Cash Incentive Plan in years prior to 2016 and not deferred into the Deferred Compensation Plan. Please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards” for further details.

(7)
The following table provides the aggregate “All Other Compensation” information for each of the named executive officers, except that it excludes perquisites or other personal benefits received in 2016, as such amounts for these named executive officers were less than $10,000 in aggregate:

	Timothy Go	F. William Grube	R. Patrick Murray, II	Bruce A. Fleming	William A. Anderson
401(k) Plan Matching Contributions	$12,093	$7,950	$12,208	$12,750	$12,750
DERs	14,060	11,097	7,398	—	7,398
Relocation Expenses (1)	68,199	—	—	40,785	—
Term Life Insurance	1,463	1,153	1,381	1,065	1,268
Total	$95,815	$20,200	$20,987	$54,600	$21,416

(1)	Includes a tax gross-up for Mr. Go and Mr. Fleming of $2,828 and $9,030, respectively.
Grants of Plan-Based Awards
The following table sets forth grants of plan-based awards to our named executive officers for the year ended December 31, 2016:
Grants of Plan-Based Awards Table for the Year Ended December 31, 2016

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Unit Awards: Number of Units (3) (#)	Grant Date Fair Value of Unit Awards ($)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)	Minimum ($,#)	Target ($,#)	Maximum ($,#)
Timothy Go		$250,000	$500,000	$1,000,000
					$937,500	$1,250,000	$1,875,000
	12/31/2016							30,384	$625,000
F. William Grube		$227,182	$454,363	$908,726
					10,800	21,600	32,400
	1/19/2016							1,296	$19,881
R. Patrick Murray, II		$176,534	$353,067	$706,134
					7,200	14,400	21,600
	1/19/2016							606	$9,296
	5/20/2016							4,400	$15,972
Bruce A. Fleming		$140,011	$280,021	$560,042
					7,200	14,400	21,600
	12/30/2016							143,039	$749,947
William A. Anderson		$162,565	$325,130	$650,260
					7,200	14,400	21,600

(1)
Estimated possible payouts under non-equity incentive plan awards represent the ranges of potential cash incentive awards granted under our Cash Incentive Plan related to fiscal year 2016 for each named executive officer, although we did not pay these awards for the 2016 year. For a description of this plan and available awards please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”

(2)
Estimated possible payouts under equity incentive plan awards represent the ranges of potential unit based awards that could have been earned under the 2016 Phantom Unit Program as part of the Long-Term Incentive Plan, although we did not pay these awards for the 2016 year. For a description of this plan and available awards under the 2016 Phantom Unit Program please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”

(3)
All other unit awards represent (i) discretionary matching contributions made by us in fiscal year 2016, if any, in connection with the named executive officer’s deferral of a portion of his 2015 cash incentive award under our Cash Incentive Compensation Plan into the Calumet Executive Deferred Compensation Plan, (ii) DERs credited in the form of phantom units earned on discretionary phantom unit grants, deferred cash incentive awards and discretionary matches on such deferred cash incentive awards, (iii) a discretionary matching phantom unit award granted to Mr. Fleming equal to his common unit purchases and (iv) a grant to Mr. Go pursuant to his employment agreement. See “Nonqualified Deferred Compensation” for additional discussion of this plan.

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

	Cash Incentive Award Calculated as a Percentage of Base Salary
Incentive Level (1)	Minimum	Target	Stretch
1	50%	100%	200%
2	50%	100%	150%
3	20%	40%	80%
4	20%	40%	60%

(1)	Messrs. Go, Grube, Murray, Fleming and Anderson participate in the Cash Incentive Plan at Incentive Level 1.
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
Description of Long-Term Incentive Plan
Following is a summary of the Long-Term Incentive Plan and the material terms related to phantom units that we may grant pursuant to the Long-Term Incentive Plan:
General. The Long-Term Incentive Plan provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of DERs. Subject to adjustment for certain events, an aggregate of 3,883,960 common units may be delivered pursuant to awards under the Long-Term Incentive Plan. Units withheld to satisfy our general partner’s tax withholding obligations are available for delivery pursuant to other awards. Our general partner’s board of directors, in its discretion, may terminate the Long-Term Incentive Plan at any time with respect to the common units for which a grant has not theretofore been made. The Long-Term Incentive Plan will automatically terminate on the earlier of the 10th anniversary of the date it was approved by the board of directors of our general partner or when common units are no longer available for delivery pursuant to awards under the Long-Term Incentive Plan. Our general partner’s board of directors has the right to alter or amend the Long-Term Incentive Plan or any part of it from time to time and the compensation committee may amend any award; provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant. Subject to unitholder approval, if required by the rules of the principal national securities exchange upon which the common units are traded, the board of directors of our general partner may increase the number of common units that may be delivered with respect to awards under the Long-Term Incentive Plan.
Phantom Units. During 2016, although we did not grant phantom unit awards pursuant to our annual equity program, we granted phantom units pursuant to the Long-Term Incentive Plan in connection with other compensation arrangements. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the phantom units will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our general partner, subject to any contrary provisions in the award agreement.
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
2016 Phantom Unit Program. In addition to the features described above, potential awards under our 2016 Phantom Unit Program ranged from 1,800 to 10,800 phantom units for achievement of the minimum Distributable Cash Flow goal, 3,600 to 21,600 phantom units for achievement of the target Distributable Cash Flow goal and from 5,400 to 32,400 phantom units for achievement of the stretch Distributable Cash Flow goal. Awards are not prorated for actual Distributable Cash Flow that is achieved between the minimum, target and stretch levels. Phantom units that would have been granted under this program would be subject to a time-vesting requirement, whereby 25% of the units would vest immediately at grant and the remainder would vest ratably over three years on each December 31st. At the election of the general partner, phantom unit awards may be settled in either cash or common units. Phantom units also receive DERs, which are paid in the form of cash.
The following table summarizes the levels of phantom unit awards that were available to Mr. Go pursuant to the special arrangement discussed above (See “Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Unit-Based Awards”):

	2016 Dollar Value of Phantom Unit Award Opportunity
	Below
	Minimum	Minimum	Target	Stretch
Timothy Go	$625,000	$937,500	$1,250,000	$1,875,000

The following table summarizes the levels of phantom unit awards that would have been available to participants (excluding Mr. Go) in the 2016 program:

	Phantom Unit Award Opportunity
Incentive Level (1)	Minimum	Target	Stretch
1	10,800	21,600	32,400
2	7,200	14,400	21,600
3	5,400	10,800	16,200
4	3,600	7,200	10,800
5	1,800	3,600	5,400

(1)
Mr. Grube is the only named executive officer who was eligible for a long-term unit-based award under Incentive Level 1. Messrs. Murray, Fleming and Anderson were the only employees and named executive officers who were eligible for a long-term unit-based award under Incentive Level 2.

Description of Employment Agreements
Employment Agreement with Timothy Go, Chief Executive Officer: Our general partner has an employment agreement with Mr. Go dated as of September 14, 2015 (“Go Effective Date”). The initial term of his employment agreement is three years and will expire on September 14, 2018, but the agreement provides for automatic extensions of an additional twelve months beginning on the third anniversary of the Go Effective Date, and on every anniversary of the Go Effective Date thereafter, unless either party notifies the other of non-extension at least 180 days prior to any such anniversary date.
The agreement provides for an initial annual base salary of $500,000, subject to various adjustments by the board of directors of our general partner that have been made following the Go Effective Date, as well as a signing bonus, the right to participate in the Long-Term Incentive Plan, other bonus plans, our retirement, health and welfare benefit plans, and the use of an automobile. Mr. Go’s employment agreement may be terminated at any time by either party with proper notice. The potential severance benefits provided within the employment agreement are described in greater detail in the “Potential Payments Upon Termination or Change in Control” section below. For the term of his employment agreement and for the one-year period following the termination of employment, Mr. Go is prohibited from engaging in competition (as defined in his employment agreement) with us and soliciting our customers and employees.
Amended and Restated Employment Agreement with F. William Grube, Executive Vice Chairman. Our general partner has an amended and restated employment agreement with Mr. Grube dated as of December 31, 2015 (the “Grube Effective Date”). The initial term of the amended agreement is five years and will expire on December 31, 2020 (the “Employment Period”), but the agreement provides for automatic extensions of an additional twelve months added to the Employment Period beginning on the third anniversary of the Grube Effective Date, and on every anniversary of the Grube Effective Date thereafter, unless either party notifies the other of non-extension at least ninety days prior to any such anniversary date.
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
Employment Agreement with R. Patrick Murray, II, Vice President, Chief Accounting Officer and Assistant Secretary. Our general partner has an employment agreement with Mr. Murray dated as of May 7, 2014, (the “Murray Effective Date”). The initial term of his employment agreement is three years and will expire on May 7, 2017, but the agreement provides for automatic extensions of an additional twelve months beginning on the third anniversary of the Murray Effective Date, and on every anniversary of the Murray Effective Date thereafter, unless either party notifies the other of non-extension at least 180 days prior to any such anniversary date.
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
We do not maintain employment agreements with Messrs. Fleming or Anderson.
Salary in Proportion to Total Compensation
The following table sets forth the percentage of each named executive officer’s total compensation that we paid in the form of salary for 2016.
Salary Percentage for 2016

Name	Percentage of Total Compensation
Timothy Go	51%
F. William Grube	92%
R. Patrick Murray, II	88%
Bruce A. Fleming	26%
William A. Anderson	94%
Outstanding Equity Awards at Fiscal Year-End
Our named executive officers had the following outstanding equity awards at December 31, 2016.
Outstanding Equity Awards at December 31, 2016

	Unit Awards
Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Timothy Go	50,974	$203,896
F. William Grube	13,500	$54,000
R. Patrick Murray, II	13,768	$55,072
Bruce A. Fleming	107,279	$429,116
William A. Anderson	9,000	$36,000

(1)	These units are scheduled to vest in amounts and on the dates shown in the following table:

Vesting Date	Timothy Go	F. William Grube	R. Patrick Murray, II	Bruce A. Fleming	William A. Anderson
July 1, 2017	—	—	1,329	—	—
September 14, 2017	20,526	—	—	—	—
December 31, 2017	11,426	8,100	5,400	35,760	5,400
July 1, 2018	—	—	1,170	—	—
December 31, 2018	11,426	5,400	3,600	35,760	3,600
July 1, 2019	—	—	1,169	—	—
December 31, 2019	7,596	—	—	35,759	—
July 1, 2020	—	—	1,100	—	—
	50,974	13,500	13,768	107,279	9,000

(2)
Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $4.00 of our common units at December 30, 2016 (the last trading day of the fiscal year), by the number of units outstanding.

Options Exercises and Stock Vested
Our named executive officers exercised no options and had a total of 275,438 phantom units related to the Deferred Compensation Plan and the Long-Term Incentive Plan vest during the year ended December 31, 2016. The vested units related to the Deferred Compensation Plan will remain in the Deferred Compensation Plan until the earlier of the date specified by each participant and the participant’s termination of employment, as further described under “Nonqualified Deferred Compensation” below.
Unit Awards Vested During Year Ended December 31, 2016

	Unit Awards
Name	Number of Units Vested	Value Realized on Vesting (1)
Timothy Go	67,576	$269,062
F. William Grube	92,016	$352,833
R. Patrick Murray, II	74,686	$280,389
Bruce A. Fleming	35,760	$143,040
William A. Anderson	5,400	$21,600

(1)	Market value of phantom units reported in this column is calculated by multiplying the closing market price of our common units on the vesting date by the number of units vesting on such date.
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

	Nonqualified Deferred Compensation Table for 2016
Name	Executive Contributions in 2016 (1)	Company Contributions in 2016 (2)	Aggregate Earnings in 2016 (3)	Aggregate Withdrawals/ Distributions in 2016	Aggregate Balance at End of 2016 (4)
F. William Grube	$—	$—	$19,881	$—	$144,756
R. Patrick Murray, II	$—	$—	$9,296	$—	$137,716

(1)
No executive contributions were made with respect to the 2016 year. Executive contributions in 2016 would have represented phantom units granted to certain of our named executive officers based on their individual elections to defer all or a portion of their cash incentive award under the Cash Incentive Plan related to the 2016 fiscal year into the Deferred Compensation Plan.

(2)
No company contributions were made with respect to the 2016 year. Our contributions in 2016 would have represented discretionary matching contributions made in the form of phantom units granted to our named executive officers based on their individual elections to defer all or a portion of their cash award under the Cash Incentive Plan related to the 2016 fiscal year into the Deferred Compensation Plan.

(3)
Aggregate earnings in 2016 represent additional phantom units earned through DERs in the applicable named executive officer’s Deferred Compensation Plan account on phantom units granted under the executive contribution and the discretionary matching contribution in fiscal years 2014, 2012, 2011, 2010 and 2009. These amounts, which represent the fair value of the phantom units earned on the corresponding dates of our distributions to our unitholders in fiscal year 2016, are included as compensation in 2016 under “Unit Awards” in the Summary Compensation Table.

(4)
While the aggregate balance of each participant’s Deferred Compensation Plan account at the end of the fiscal year is comprised of the phantom units related to the executive and discretionary matching contributions as well as the phantom units attributable to aggregate earnings accumulated during the 2016 year, the dollar amount of each participant’s account as of December 31, 2016, was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 30, 2016 (the last trading day of the fiscal year), which was $4.00. The phantom units associated with each executive’s account as of December 31, 2016, were as follows: Mr. Grube, 36,189 and Mr. Murray, 34,429. Subject to the executive’s continued employment with us, these phantom units will become vested over a four year period (except for phantom units associated with executive contributions, which are fully vested at the time of cash incentive deferral), but such vesting applies to the number of phantom units credited to the participant’s account, and not the value of the account at any given time. The value of the executives’ accounts will fluctuate due to the fact that the value of their phantom units will track the value of our common units. Also, please keep in mind that the executives’ accounts are not currently fully vested; subject to the forfeiture provisions described below, these amounts do not reflect the payout amount that an executive would receive if he voluntarily left our service prior to vesting. The amounts in this column also include amounts that were previously reported as compensation in the Summary Compensation Table during previous years as follows: (a) for 2009, Mr. Grube, $113,348; and Mr. Murray, $49,354 (b) for 2010, Mr. Grube, $115,373 (c) for 2011, Mr. Grube, $160,800; and Mr. Murray, $52,664 (d) for 2012, Mr. Murray, $58,384 (e) for 2014, Mr. Murray, $18,412 (f) for 2015, Mr. Murray, $47,920.
The named executive officers, as well as other officers and key employees, participate in the Deferred Compensation Plan by making an annual irrevocable election to defer all or a portion of their annual cash incentive award for the year. The deferred amounts will be credited to the participants’ accounts in the form of phantom units, and will receive DERs to be credited in the form of additional phantom units to the participants’ account. We have the discretion to make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as the compensation committee determines appropriate. For the 2016 year, there were no matching contributions of deferred amounts related to the 2016 fiscal year. Participants will at all times be 100% vested in amounts they have deferred; however, amounts we have contributed may be subject to a vesting schedule, as determined appropriate by the compensation committee. The participants’ accounts are adjusted at least quarterly to determine the fair market value of our phantom units, as well as any DERs that may have been credited in that time period. Distributions from the Deferred Compensation Plan are payable on the earlier of the date specified by each participant and the participant’s termination of employment. Death, disability, normal retirement or our change of control (as such terms are defined within the Long-Term Incentive Plan) require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate at that time the vesting of any portion of a participant’s account that has not already become vested. Benefits will be distributed to participants in the form of our common units, cash or a combination of common units and cash at the election of the compensation committee. In the event that accounts are paid in common units, such units will be distributed pursuant to the Long-Term Incentive Plan. Unvested portions of a participant’s account will be forfeited in the event that a distribution was due to a participant’s voluntary resignation or a termination for cause. To ensure compliance with Section 409A of the Code, distributions to participants that are considered “key employees” (as defined in Code Section 409A of the Code) may be delayed for a period of six months following such key employees’ termination of employment with us.
Potential Payments Upon Termination or Change in Control
We provide certain of our named executive officers with certain severance and change in control benefits in order to provide them with assurances against certain types of terminations without cause or resulting from change in control transactions where the terminations were not based upon cause. This type of protection is intended to provide the executive with a basis for keeping focus and functioning in the unitholders’ interests at all times. In addition to the potential acceleration of our equity-based awards upon certain events, our employment agreements with Messrs. Go, Grube and Murray contain severance and change in control provisions.
In the event that severance payments are triggered under the applicable employment agreement, Messrs. Grube, Go and Murray will be eligible to receive payments as soon as administratively possible, though if Code Section 409A would subject them to additional taxes upon receipt of the payments, we will delay the payment of these amounts for a period of six months and provide for interest to accrue on such delayed amounts at the maximum nonusurious rate from the date of the originally scheduled payment date. Messrs. Go, Grube and Murray are also eligible to receive an additional sum from us in the event that any termination payments we provide to them is considered “parachute” payments pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”); a parachute payment could occur in connection with a change in control or a termination of employment that was also in connection with a change in control, but such a payment would not occur in the event of a termination of Messrs. Go’s, Grube’s and Murray’s employment that is not in connection with a change in control. This additional payment, if necessary, would equal the amount necessary to place them in the same after-tax position they would have been in absent the additional excise taxes imposed by Section 280G of the Code. Lastly, severance potentially payable to the executives under their employment agreements is partially provided in consideration for the executive’s agreement not to compete with us or solicit our employees for a period of one year following a termination of employment.
The employment agreements in place as of December 31, 2016, contain the following definitions for each of the possible “triggering events” that could result in a termination payment to the below referenced named executive officers:

•
Cause. Mr. Go may be terminated for cause if: (i) Mr. Go is indicted for a felony (or a plea of nolo contendere thereto); (ii) Mr. Go’s conduct in connection with his employment duties or responsibilities is fraudulent, unlawful, or grossly negligent; (iii) Mr. Go exhibits willful misconduct; (iv) Mr. Go is materially insubordinate or fails to follow the lawful instructions or directions from the board of directors or its designee, if such failure is not cured; if curable, by Mr. Go after he has been given ten (10) days written notice of such failure; (v) any material breach of the employment agreement by Mr. Go occurs, including but not limited to, a breach of the restrictive covenants set forth in Section 10 of the agreement, if such breach is not cured, if curable, by Mr. Go after he has been given ten (10) days written notice of such breach; (vi) any acts of dishonesty are committed by Mr. Go, resulting or intending to result in personal gain or enrichment at the expense of the Company, its subsidiaries or affiliates; or (vii) Mr. Go fails to comply with a material policy of the Company, its subsidiaries or affiliates, if such failure is not cured, if curable, by Mr. Go after he has been given ten (10) days written notice of such failure.

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

•	Change in Control. Messrs. Go’s, Grube’s and Murray’s agreements state that a change in control may occur upon any of the following events:

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

•
Good Reason. Mr. Go has the right to terminate employment under his employment agreement, upon the occurrence of any of the following circumstances, without his prior consent: (i) material diminution in his total compensation opportunity in effect on the Go Effective Date; (ii) material breach by us of any of our covenants or obligations under his agreement; (iii) material reduction in his authority, duties or responsibilities or reporting relationship; (iv) the involuntary relocation of the geographic location of his principal place of employment by more than 100 miles from the location of his principal place of employment as of the Go Effective Date; and (v) following a Change in Control (as defined in the agreement), our failure to obtain an agreement from any successor to us to assume and agree to perform this agreement in the same manner and to the same extent that we would be required to perform if no succession had taken place, except where such assumption occurs by operation of law; provided however, that notwithstanding the foregoing provisions or any other provisions of his agreement to the contrary, any assertion by him of a termination for Good Reason (as defined in his agreement) shall not be effective unless all of the following conditions are satisfied: (i) the conditions described above giving rise to his termination of employment must have arisen without his consent; (ii) he must provide written notice to the board of directors of the existence of such condition(s) within 30 days of the initial existence of such condition(s); (iii) the condition(s) specified in such notice must remain uncorrected for 30 days following the board of directors’ receipt of such written notice; and (iv) the date of his termination of employment must occur within 90 days after the initial existence of the condition(s) specified in such notice.
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
Mr. Murray has the right to terminate employment under his employment agreement, upon the occurrence of any of the following good reason events, within 60 days of, and in connection with or based upon, without his prior consent: (i) material diminution in his total compensation opportunity in effect on the Murray Effective Date; (ii) material breach by us of any of our covenants or obligations under his agreement; (iii) material reduction in his authority, duties or responsibilities or reporting relationships; (iv) the involuntary relocation of the geographic location of his principal place of employment by more than 30 miles from the location of his principal place of employment as of the Murray Effective Date; and (v) following a Change in Control (as defined in the agreement), our failure to obtain an agreement from any successor to us to assume and agree to perform this agreement in the same manner and to the same extent that we would be required to perform if no succession had taken place, except where such assumption occurs by operation of law; provided however, that notwithstanding the foregoing provisions or any other provisions of his agreement to the contrary, any assertion by him of a termination for Good Reason (as defined in his agreement) shall not be effective unless all of the following conditions are satisfied: (i) the conditions described above giving rise to his termination of employment must have arisen without his consent; (ii) he must provide written notice to the board of directors of the existence of such condition(s) within 30 days of the initial existence of such condition(s); (iii) the condition(s) specified in such notice must remain uncorrected for 30 days following the board of directors’ receipt of such written notice; and (iv) the date of his termination of employment must occur within 60 days after the initial existence of the condition(s) specified in such notice.

•
Totally Disabled. Under Mr. Go’s employment agreement, we have the right to terminate his employment if he is unable to perform, with or without reasonable accommodation, the essential functions of his position as a result of a physical or mental injury or illness for a period of (i) 90 consecutive days or (ii) 180 days in any one year period.

Mr. Grube’s employment agreement states that if he is unable to perform his duties under his employment agreement by reason of mental or physical incapacity for 90 consecutive calendar days during the Employment Period we have the right to terminate his employment; provided that we will not have the right to terminate his employment for disability if (i) in the written opinion of a qualified physician reasonably acceptable to us is delivered to us within 30 days of our delivery to Mr. Grube of a notice of termination (as defined in the employment agreement), it is reasonably likely that Mr. Grube will be able to resume his duties on a regular basis within 90 days of the notice of termination and (ii) Mr. Grube does resume such duties within such time.
Under Mr. Murray’s employment agreement we have the right to terminate his employment if he is unable to perform, with reasonable accommodation, the essential functions of his position by reason of any medically determinable physical or mental impairment or other incapacity that can be reasonably expected to result in death or can be reasonably expected to last for a period in excess of 180 days, whether or not consecutive.

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
Under the Long-Term Incentive Plan, awards that were outstanding as of December 31, 2016, will also accelerate upon a termination due to death, disability or a normal retirement upon or after reaching the age of 66. The board of directors has the final authority to determine if a disability is permanent or of a long-term duration resulting in termination from us. A “disability” per the terms of the Long-Term Incentive Plan grant means (i) a participant’s inability to engage in any substantial gainful activity by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, or (ii) the participant is, by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, receiving income replacement benefits for a period of not less than 3 months under one of our accident and health plans. We have determined that providing acceleration of the Long-Term Incentive Plan awards upon a death or disability is appropriate because the termination of a participant’s employment with us due to such an occurrence is often an unexpected event, and it is our belief that providing an immediate value to the participant or his family, as appropriate, in such a situation is a competitive retention tool. We also believe that providing for acceleration upon a normal retirement is appropriate due to the fact that the definition of a normal retirement requires an executive to remain employed with us until late in his career, and the acceleration of their equity awards upon such an event provides the executives with a reassurance that they will receive value for their awards at the end of their career. We have determined that it is in the unitholders’ best interest to provide such retention tools with respect to our equity compensation awards due to the fact that we strive to retain a high level of executive talent while competing in a very aggressive industry.
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
The table below reflects the amount of compensation payable to our named executive officers in the event of a termination of employment or a change in control of the Company on December 31, 2016. For purposes of calculating the potential payments, we have made certain assumptions that we have determined to be reasonable and relevant to our unitholders.

Name	Benefits	Termination by Us Without Cause, or Good Reason Termination by Executive	Termination by Us for Cause, or Without Good Reason Termination by Executive	Termination by Us Without Cause, or Good Reason Termination, in Connection with a Change in Control	Termination Due to Death or Disability	Change in Control
Timothy Go	Base Salary (1)	$750,000	$—	$1,500,000	$—	$—
	Compensation Incentive Awards (2)	—	—	—	—	—
	Long-Term Incentive Plan (3)	249,600	—	249,600	249,600	249,600
	Post-Employment Health Care (5)	10,800	—	16,200	—	—
	Outplacement Assistance (6)	50,000	—	50,000	—	—
	Total	$1,060,400	$—	$1,815,800	$249,600	$249,600
F. William Grube	Base Salary (1)	$1,363,089	$—	$1,363,089	$—	$—
	Compensation Incentive Awards (2)	—	—	—	—	—
	Long-Term Incentive Plan (3)	86,400	86,400	86,400	86,400	86,400
	Deferred Compensation Plan (4)	144,756	144,756	144,756	144,756	144,756
	Total	$1,594,245	$231,156	$1,594,245	$231,156	$231,156
R. Patrick Murray, II	Base Salary (1)	$529,601	$—	$1,059,201	$—	$—
	Compensation Incentive Awards (2)	—	—	—	—	—
	Long-Term Incentive Plan (3)	57,600	—	57,600	57,600	57,600
	Deferred Compensation Plan (4)	137,716	118,644	137,716	137,716	137,716
	Post-Employment Health Care (5)	9,200	—	13,801	—	—
	Outplacement Assistance (6)	50,000	—	50,000	—	—
	Total	$784,117	$118,644	$1,318,318	$195,316	$195,316
Bruce A. Fleming	Long-Term Incentive Plan (3)	$572,156	$572,156	$572,156	$572,156	$572,156
	Total	$572,156	$572,156	$572,156	$572,156	$572,156
William A. Anderson	Long-Term Incentive Plan (3)	$57,600	$—	$57,600	$57,600	$57,600
	Total	$57,600	$—	$57,600	$57,600	$57,600

(1)
As per their employment agreements, Messrs. Go and Murray will receive 3 times their base salary if a qualifying termination occurs within twenty-four months following a Change in Control (“Change in Control Period”) or 1.5 times their base salary if the qualifying termination occurs at any time other than the Change in Control Period and Mr. Grube will receive 3 times his base salary.

(2)
As per their employment agreements, for termination due to death or disability, Messrs. Go, Grube and Murray will be entitled to receive a pro rata portion of any incentive compensation awards for the bonus year in which the termination occurs. For termination for good reason by the executive or by us without cause, Messrs. Go and Murray will be entitled to 3 times their cash incentive bonus if a qualifying termination occurs with the Change in Control Period or 1.5 times their cash incentive bonus if the termination occurs at any time other than the Change in Control Period and Mr. Grube will be entitled to receive a pro rata portion of any compensation incentive awards for the bonus year in which the termination occurs. For termination without good reason by executive or by us with cause, Messrs. Go, Grube and Murray will not be entitled to any pro rata portion of incentive compensation awards.

(3)
All amounts assume that the executives received full vesting of equity awards due to the applicable qualifying termination or Change in Control event, and the value of all phantom units pursuant to equity awards under the Long-Term Incentive Plan were valued at our December 30, 2016 (the last trading day of the fiscal year), closing common unit price of $4.00. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s equity awards until the first day of the seventh month following the applicable event requiring settlement of equity awards under the Long-Term Incentive Plan.

(4)
Amounts assume that the executives received full vesting of the accounts due to the applicable qualifying termination or Change in Control event or in the event of termination for cause, just the vested balance, and the value of all phantom units held in the Deferred Compensation Plan accounts was valued at our December 30, 2016 (the last trading day of the fiscal year), closing common unit price of $4.00. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s account until the first day of the seventh month following the applicable event requiring settlement of the Deferred Compensation Plan account.

(5)
Per the employment agreements of Messrs. Go and Murray, in connection with certain qualifying terminations, if the executive timely and properly elects continuation coverage under the Company’s group health plans pursuant to the Consolidated Omnibus Reconciliation act of 1985 (“COBRA”) then: (i) the Company shall reimburse the executive for the difference between the monthly amount the executive pays to effect and continue such coverage for himself and spouse and eligible dependents, if any, and the monthly employee contribution amount that active similarly situated employees of the Company pay for the same or similar coverage under such group health plans; and (ii) on and after the date the executive is no longer eligible to receive COBRA continuation coverage, if the executive has not become eligible to receive coverage under a group health plan sponsored by another employer, then the Company shall pay a lump sum cash payment equal to the product of (x) the monthly reimbursement amount and (y) (A) if such termination does not occur within the Change of Control Period, 18 and (B) if such termination occurs within the Change in Control Period, 24.

(6)
Per the employment agreements for Messrs. Go and Murray, in connection with certain qualifying terminations, for the 12-month period beginning on their termination date, or until the executives begin other full-time employment with a new employer, whichever occurs first, the executives shall be entitled to receive outplacement services that are directly related to the termination of the executives’ employment and are provided by a nationally prominent executive outplacement services firm, provided however, that the total amount of the expenses paid by Company shall not exceed $50,000. A maximum payment is assumed to be made.

Compensation of Directors
Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. Non-employee director compensation for 2016 consists of the following:

•	an annual fee of $70,000, payable in quarterly installments;

•	an annual award of restricted or phantom units with a market value of approximately $100,000;

•	an audit committee and strategy and growth committee chair annual fee of $10,000, payable in quarterly installments;

•	a non-chair audit committee member annual fee of $6,000, payable in quarterly installments;

•	a non-chair strategy and growth committee annual fee of $5,000, payable in quarterly installments;

•	a conflicts committee chair annual fee of $8,000, payable in quarterly installments;

•	a conflicts committee non-chair annual fee of $4,000, payable in quarterly installments;

•	all other committee chair annual fee of $5,000, payable in quarterly installments; and

•	all other committee member annual fee of $2,500, payable in quarterly installments.
In addition, we reimburse each non-employee director for his or her out-of-pocket expenses incurred in connection with attending meetings of the board of directors or board committees. Under certain circumstances, we will also indemnify each director for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2016:

	Director Compensation Table for 2016
Name	Fees Earned or Paid in Cash	Unit Awards (2)	Total
Fred M. Fehsenfeld, Jr.	$70,000	$137,793	$207,793
James S. Carter	$78,250	$145,569	$223,819
Robert E. Funk	$75,000	$128,893	$203,893
Stephen P. Mawer (1)	$60,750	$100,000	$160,750
George C. Morris III	$75,000	$136,321	$211,321
Daniel J. Sajkowski	$68,750	$118,753	$187,503
Amy M. Schumacher	$68,750	$124,439	$193,189

(1)	Mr. Mawer joined the board of directors in March 2016.

(2)
The amounts in this column are calculated based on the aggregate grant date fair value of (i) annual phantom unit awards to all non-employee directors, (ii) matching phantom unit awards granted to those non-employee directors who deferred all of the fees they earned in 2016 pursuant to the Deferred Compensation Plan and (iii) DERs credited in the form of phantom units earned on deferred fees and discretionary matches on such deferred fees. Please see “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan” for a discussion of how we calculated these values. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements for the fiscal year ending December 31, 2016, for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

Annual Phantom Unit Awards

	Annual Director Phantom Unit Awards
	Grant Date	Number of Units Granted (1)	Aggregate Grant Date Fair Value
Fred M. Fehsenfeld, Jr.	November 3, 2016	31,746	$100,000
James S. Carter	November 3, 2016	31,746	$100,000
Robert E. Funk	November 3, 2016	31,746	$100,000
Stephen P. Mawer	November 3, 2016	31,746	$100,000
George C. Morris III	November 3, 2016	31,746	$100,000
Daniel J. Sajkowski	November 3, 2016	31,746	$100,000
Amy M. Schumacher	November 3, 2016	31,746	$100,000

(1)
With respect to this award, 25% of the phantom units vested immediately, entitling the director to receive an equal number of common units, with an additional 25% vesting on December 31st of each of the three successive years.

The following table summarizes the aggregate balance of each director’s outstanding annual awards as of December 31, 2016:

	Annual Director Phantom Unit Awards
	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (1)
Fred M. Fehsenfeld, Jr.	27,003	$108,012
James S. Carter	27,003	$108,012
Robert E. Funk	27,003	$108,012
Stephen P. Mawer	23,809	$95,236
George C. Morris III	27,003	$108,012
Daniel J. Sajkowski	26,640	$106,560
Amy M. Schumacher	26,640	$106,560
Total	185,101	$740,404

(1)
The market value of each director’s unvested phantom units as of December 31, 2016 was determined by multiplying all unvested phantom units by the closing price of our common units on December 30, 2016 (the last trading day of the fiscal year), which was $4.00.

Deferred Compensation Plan
Messrs. F. Fehsenfeld, Jr., Carter, Funk, Morris and Sajkowski and Ms. Schumacher each elected to defer all of their fees earned related to fiscal year 2016 into the Deferred Compensation Plan. These deferred amounts are credited to the participant’s account in the form of phantom units, and will receive DERs to be credited to the participant’s account in the form of additional phantom units on the corresponding dates of our distributions to our unitholders. The compensation committee recommended, and the board of directors approved, a matching contribution of one phantom unit for each equivalent three phantom units deferred for those fees earned related to fiscal year 2016. Phantom units credited to a participant’s account pursuant to matching contributions also carry DERs to be credited to the participant’s account in the form of additional phantom units. The matching contribution for each participant for fiscal year 2016 was made on a quarterly basis as of the date of our quarterly board meetings related to fiscal year 2016.
The following table summarizes the aggregate balance of each director’s Deferred Compensation Plan account at the end of the fiscal year:

Director Nonqualified Deferred Compensation Table for 2016
Name	Number of Units	Aggregate Balance at end of 2016 (1)
Fred M. Fehsenfeld, Jr.	45,148	$180,592
James S. Carter	56,783	$227,132
Robert E. Funk	27,545	$110,180
George C. Morris III	39,455	$157,820
Daniel J. Sajkowski	18,858	$75,432
Amy M. Schumacher	22,113	$88,452

(1)
The dollar amount of each director’s account as of December 31, 2016 was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 30, 2016 (the last trading day of the fiscal year), which was $4.00.

Compensation Committee Interlocks and Insider Participation
The members of our compensation committee are F. William Grube, Fred M. Fehsenfeld, Jr., George C. Morris, III and Stephen P. Mawer. Mr. Grube is our executive vice chairman of the board of our general partner. Mr. F. Fehsenfeld, Jr. is the chairman of the board of our general partner. Messrs. Morris and Mawer are members of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence” for descriptions of our transactions in fiscal year 2016 with certain entities related to Messrs. Grube, Fehsenfeld and Morris. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units as of March 6, 2017, held by:

•	each person who beneficially owns 5% or more of our outstanding units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors, and executive officers of our general partner as a group.
The amounts and percentages of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he or she has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Except as indicated by footnote, the address for the beneficial owners listed below is 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana, 46214.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Units Beneficially Owned
The Heritage Group (1)(2)	11,867,533	15.47%
Calumet, Incorporated (2)	1,934,287	2.52%
William A. Anderson (3)	69,708	*
James S. Carter	107,402	*
Fred M. Fehsenfeld, Jr. (1)(2)(4)(5)	698,949	*
Bruce A. Fleming	178,799	*
Robert E. Funk	64,141	*
Timothy Go	119,201	*
D. West Griffin	—	*
F. William Grube (6)(7)	1,000,393	1.30%
Stephen P. Mawer	25,437	*
George C. Morris III (8)	106,432	*
R. Patrick Murray, II	95,070	*
Daniel J. Sajkowski	14,545	*
Amy M. Schumacher (1)(5)(9)	24,245	*
All directors and executive officers as a group (13 persons)	2,504,322	3.27%

*	= less than 1 percent.

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

(3)	Includes common units that are owned by the children of William A. Anderson, for which he disclaims beneficial ownership.

(4)	Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(5)
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

(6)
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

(7)	Includes common units that are owned by the spouse of F. William Grube, for which he disclaims beneficial ownership.

(8)	Includes common units that are owned by the spouse of George C. Morris III, for which he disclaims beneficial ownership.

(9)	Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Long-Term Incentive Plan	2,138,449		1,014,578
Total	2,138,449	$—	1,014,578

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

Item 13. Certain Relationships and Related Transactions and Director Independence
Distributions and Payments to Our General Partner and its Affiliates
Owners of our general partner and their affiliates own 16,337,202 common units representing an approximately 21.0% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. Please refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Market Information” for a summary of cash distribution levels of the Company during the year ended December 31, 2016, and for additional information related to incentive distribution rights.
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
Product Sales and Related Purchases
During 2016, we made ordinary course sales of certain specialty products to Monument Chemicals, Inc. (“Monument Chemicals”), a specialty chemical company owned in part by The Heritage Group. Amy M. Schumacher is president of Monument Chemicals, Inc. The total sales made by us to Monument Chemicals in 2016 were approximately$1.6 million. As of December 31, 2016, there was an immaterial balance due us from Monument Chemicals related to these products sales. We anticipate that we will continue to sell products to Monument Chemicals in the future. We believe that the product sales prices and credit terms offered to Monument Chemicals are comparable to prices and terms offered to non-affiliated third party customers.
During 2016, we made ordinary course purchases of certain specialty products from Heritage-Crystal Clean Inc. (“Crystal Clean”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. The total purchases made by us from Crystal Clean in 2016 for cleaning and waste removal services were approximately $1.3 million. As of December 31, 2016, there was a $0.3 million balance due from us to Crystal Clean related to these purchases.
During 2016, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. Total purchases made by us from Heritage Environmental in 2016 for cleaning and waste removal services were approximately $4.1 million. As of December 31, 2016, there was a $0.8 million balance due from us to Heritage Environmental related to these purchases.
During 2016, we made ordinary course sales of certain specialty products to Heritage Advanced Products, LLC (“Heritage Advanced”), a specialty chemical company owned in part by The Heritage Group. The total sales made by us to Heritage Advanced in 2016 were approximately $0.4 million. As of December 31, 2016, there was an immaterial balance due us from Heritage Advanced related to these products sales. We anticipate that we will continue to sell products to Heritage Advanced in the future. We believe that the product sales prices and credit terms offered to Heritage Advanced are comparable to prices and terms offered to non-affiliated third party customers.
During 2016, we made payments to Asphalt Materials, Inc., an affiliate of The Heritage Group (“Asphalt Materials”), for expenses related to the business use of The Heritage Group’s company plane by our senior executive officers and for environmental consulting services provided to us by Asphalt Materials. The aggregate payments for these services made by us to Asphalt Materials in 2016 were approximately $0.4 million. As of December 31, 2016, there was a $0.1 million balance due from us to Asphalt Materials related to these services. We believe that the costs of the services provided to us by Asphalt Materials are comparable to costs charged by non-affiliated third-party suppliers of similar services. During 2016, we made ordinary course sales of certain fuel products to Asphalt Materials of $6.7 million. A portion of these sales were related to the note payable discussed below. As of December 31, 2016, there was a $0.6 million balance due us from Asphalt Materials related to these products sales. We expect that we will continue to utilize each of these services from Asphalt Materials in the future.
During 2016, we made ordinary course sales of certain fuel products to Western States Asphalt, Inc., an affiliate of The Heritage Group (“Western States”), of $4.3 million. A portion of these sales were related to the note payable discussed below. As of December 31, 2016, there was a $0.5 million balance due us from Western States related to these products sales. We anticipate that we will continue to sell products to Western States in the future.
Administrative Services
During 2016, we entered into an agreement for logistic administration/support, general administrative management and fiscal administration services with Monument Chemicals. Monument Chemicals is owned by a The Heritage Group and Amy M. Schumacher is president of Monument Chemicals. Under this agreement, Monument Chemicals will rent storage tanks in Belgium on our behalf and organize delivery of products to our customers. A commission will be paid to Monument Chemicals based on the sales value invoiced to our customers. For the year ended December 31, 2016, we paid total commissions and general administrative fees of $1.3 million. As of December 31, 2016, there was $0.1 million balance due from us to Monument Chemicals. We expect that we will continue to utilize these services from Monument Chemicals in the future.
During 2016, we reimbursed Asphalt Materials $0.2 million for fees related to our search for our chief financial officer. As of December 31, 2016, there was a $0.2 million balance due from us to Asphalt Materials related to the reimbursement of these fees. We do not expect that we will continue to reimburse Asphalt Materials for these types of fees.
Product Collaboration
During 2016, we entered into an agreement with The Heritage Group that will allow us to use The Heritage Group’s research facilities, equipment and supplies in exchange for a portion of the profit from new products developed. Our employees use the research facility on a regular basis and some of our equipment is located in the research facility. The agreement allows for joint projects with The Heritage Group in which both parties would share in the profit of new products developed. There was no profit sharing expenses or profit in 2016.
Consulting Services
During 2016, Morris Energy Advisors, LLC, an advisory firm owned by George C. Morris, III (“Morris Energy Advisors”), provided financial modeling and advisory services to us prior to the arrival of Mr. Griffin in January 2017. The aggregate amount of these services provided by Morris Energy Advisors in 2016 was approximately $0.6 million. As of December 31, 2016, there was a $0.6 million amount due from us to Morris Energy Advisors related to these services. We believe that the costs of the services provided to us by Morris Energy Advisors are no less favorable to us than those generally being provided to or available from unrelated third parties.
Note Payable
On December 30, 2015, we entered into an agreement with The Heritage Group in which The Heritage Group made a $27.0 million uncommitted prepayment for the purchase of certain finished products and entered into a $48.0 million unsecured note payable with us as the borrower to enhance our short term liquidity. The uncommitted prepayment and the unsecured note payable were completely paid off during 2016.
Joint Venture
In 2015, we entered into an agreement with The Heritage Group to form Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). We invested $4.8 million in June 2016 and $4.8 million in October 2016. As of December 31, 2016, we had an investment of $9.6 million in PACNIL, we owned an equity interest of approximately 23.8% in PACNIL, and through that ownership we owned an equity interest of approximately 6% in Hi-Speed. PACNIL wishes to exit its investment in Hi-Speed. We and PACNIL believe we will fully recover our investment in Hi-Speed.
Procedures for Review and Approval of Related Person Transactions
Effective February 9, 2007, to further formalize the process by which related person transactions are analyzed and approved or disapproved, the board of directors of our general partner has adopted the Calumet Specialty Products Partners, L.P. Related Person Transactions Policy (the “Policy”) to be followed in connection with all related person transactions (as defined by the Policy) involving the Company and its subsidiaries. The Policy was adopted to provide guidelines and procedures for the application of the partnership agreement to related person transactions and to further supplement the conflict resolution policies already set forth therein.
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
Please see Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.

Item 14. Principal Accounting Fees and Services
The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2016 and 2015 (in millions):

	Year Ended December 31,
	2016	2015
Audit fees	$7.0	$6.6
Audit-related fees	0.1	0.2
Tax fees	—	0.1
Total	$7.1	$6.9
“Audit fees” above include those related to our annual audit and quarterly review procedures.
“Audit-related fees” primarily relate to securities offerings.
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
In accordance with Rule 3-09 of Regulation S-X, we are required to include in this Form 10-K for the period from January 1, 2016 to June 27, 2016 (unaudited) and for the years ended December 31, 2015 and 2014 (unaudited), consolidated financial statements of Dakota Prairie Refining, Inc., which are incorporated herein by reference to Exhibit 99.1. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of and for the year ended December 31, 2015 are required to be audited. The Rule 3-09 financial statements for the period ended June 27, 2016 and as of the year ended December 31, 2014 are unaudited.
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

10.2†	—
Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2008 (File No. 000-51734)).

10.3†	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 28, 2009 (File No. 000-51734)).
10.4†	—
F. William Grube Amended and Restated Employment Agreement dated and effective December 31, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

10.5	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.6†	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on November 16, 2005 (File No. 333-128880)).
10.7†	—
Jennifer G. Straumins Severance and Consulting Agreement and General Release, dated May 18, 2015 and effective as of March 31, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

10.8†	—	R. Patrick Murray, II Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).
10.9†	—
Timothy R. Barnhart Severance and Consulting Agreement and General Release, dated March 13, 2015 and effective March 13, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

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

10.11	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 4, 2015, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, U.S. Bank National Association and Deutsche Bank Trust Company Americas, as Co-Documentation Agents and Bank of America, N.A., J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

10.12	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 20, 2016, by and among the Company and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, PNC Bank, N.A., as Co-Documentation Agent and Bank of America, N.A., as Issuing Bank (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.13	—
Amended and Restated Collateral Trust Agreement, dated as of April 20, 2016, among the Company, the obligors party thereto, the secured hedge counterparties party thereto and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

Exhibit Number		Description
10.14	—
Second Amended and Restated Intercreditor Agreement, dated April 20, 2016, by and among the Collateral Trustee, Bank of America, N.A., as administrative agent, and the obligors named therein (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.15†	—
Timothy Go Employment, Confidentiality, and Non-Compete Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 (File No. 000-51734)).

10.16†	—
Amended and Restated Long-Term Incentive Plan, effective as of December 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2015 (File No. 000-51734)).

12.1*	—	Statement regarding computation of ratios.
21.1*	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.1*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
23.2*	—	Consent of Eide Bailly LLP, independent registered public accounting firm.
31.1*	—	Sarbanes-Oxley Section 302 certification of Timothy Go.
31.2*	—	Sarbanes-Oxley Section 302 certification of D. West Griffin.
32.1**	—	Sarbanes-Oxley Section 906 certification of Timothy Go and D. West Griffin.
99.1*	—	Financial statements of Dakota Prairie Refining, Inc.
100.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies management contract and compensatory plan arrangements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC its general partner

By:	/s/ Timothy Go
Timothy Go
Chief Executive Officer
Date: March 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ Timothy Go	Chief Executive Officer and Vice Chairman of the Board of Calumet GP, LLC (Principal Executive Officer)	Date:	March 6, 2017
Timothy Go

/s/ D. West Griffin	Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Financial Officer)	Date:	March 6, 2017
D. West Griffin

/s/ R. Patrick Murray, II	Vice President, Chief Accounting Officer and Assistant Secretary of Calumet GP, LLC (Principal Accounting Officer)	Date:	March 6, 2017
R. Patrick Murray, II

/s/ Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date:	March 6, 2017
Fred M. Fehsenfeld, Jr.

/s/ James S. Carter	Director of Calumet GP, LLC	Date:	March 6, 2017
James S. Carter

/s/ Robert E. Funk	Director of Calumet GP, LLC	Date:	March 6, 2017
Robert E. Funk

/s/ Stephen P. Mawer	Director of Calumet GP, LLC	Date:	March 6, 2017
Stephen P. Mawer

/s/ George C. Morris III	Director of Calumet GP, LLC	Date:	March 6, 2017
George C. Morris III

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date:	March 6, 2017
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date:	March 6, 2017
Amy M. Schumacher

Index to Exhibits

Exhibit Number		Description
2.1	—
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

10.2†	—
Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2008 (File No. 000-51734)).

10.3†	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 28, 2009 (File No. 000-51734)).

Exhibit Number		Description
10.4†	—
F. William Grube Amended and Restated Employment Agreement dated and effective December 31, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

10.5	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.6†	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on November 16, 2005 (File No. 333-128880)).
10.7†	—
Jennifer G. Straumins Severance and Consulting Agreement and General Release, dated May 18, 2015 and effective as of March 31, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

10.8†	—	R. Patrick Murray, II Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014 (File No. 000-51734)).
10.9†	—
Timothy R. Barnhart Severance and Consulting Agreement and General Release, dated March 13, 2015 and effective March 13, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

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

10.11	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 4, 2015, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, U.S. Bank National Association and Deutsche Bank Trust Company Americas, as Co-Documentation Agents and Bank of America, N.A., J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015 (File No. 000-51734)).

10.12	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 20, 2016, by and among the Company and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, PNC Bank, N.A., as Co-Documentation Agent and Bank of America, N.A., as Issuing Bank (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.13	—
Amended and Restated Collateral Trust Agreement, dated as of April 20, 2016, among the Company, the obligors party thereto, the secured hedge counterparties party thereto and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.14	—
Second Amended and Restated Intercreditor Agreement, dated April 20, 2016, by and among the Collateral Trustee, Bank of America, N.A., as administrative agent, and the obligors named therein (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.15†	—
Timothy Go Employment, Confidentiality, and Non-Compete Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 (File No. 000-51734)).

10.16†	—
Amended and Restated Long-Term Incentive Plan, effective as of December 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2015 (File No. 000-51734)).

12.1*	—	Statement regarding computation of ratios.
21.1*	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.1*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
23.2*	—	Consent of Eide Bailly LLP, independent registered public accounting firm.
31.1*	—	Sarbanes-Oxley Section 302 certification of Timothy Go.
31.2*	—	Sarbanes-Oxley Section 302 certification of D. West Griffin.
32.1**	—	Sarbanes-Oxley Section 906 certification of Timothy Go and D. West Griffin.

Exhibit Number		Description
99.1*	—	Financial statements of Dakota Prairie Refining, Inc.
100.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies management contract and compensatory plan arrangements.

*	Filed herewith.

**	Furnished herewith.