Form 10-Q
period 2017-09-30
Calumet Specialty Products Partners, L.P.
filed 2017-12-28
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On December 28, 2017, there were 76,788,801 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2017

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our expectations regarding annual EBITDA contributions from our multi-year, self-help program, (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (vii) our access to inventory financing under our supply and offtake agreements, (viii) our ability to service our short term funding needs with asset sales, (ix) our ability to remediate the material weaknesses identified during the quarter ended September 30, 2017 and further strengthen the overall controls surrounding information systems and (x) the future effectiveness of our new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”), (ii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (“Q2 Quarterly Report”) and (iii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$26.5	$4.2
Accounts receivable, net:
Trade	338.8	216.4
Other	2.9	22.3
	341.7	238.7
Inventories	324.4	386.2
Derivative assets	0.3	0.8
Prepaid expenses and other current assets	15.8	11.0
Current assets held for sale	125.0	—
Total current assets	833.7	640.9
Property, plant and equipment, net	1,410.4	1,678.0
Investment in unconsolidated affiliates	9.9	10.3
Goodwill	172.0	177.2
Other intangible assets, net	153.9	178.5
Other noncurrent assets, net	18.4	40.3
Noncurrent assets held for sale	215.1	—
Total assets	$2,813.4	$2,725.2
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$261.3	$295.5
Accrued interest payable	55.4	52.5
Accrued salaries, wages and benefits	32.3	11.5
Other taxes payable	24.1	20.8
Obligations under inventory financing agreements	92.8	—
Other current liabilities	59.7	99.6
Current portion of long-term debt	4.3	3.5
Derivative liabilities	8.3	14.8
Current liabilities held for sale	74.5	—
Total current liabilities	612.7	498.2
Deferred income taxes	1.0	2.3
Pension and postretirement benefit obligations	3.6	11.3
Other long-term liabilities	0.8	1.0
Long-term debt, less current portion	1,986.6	1,993.7
Noncurrent liabilities held for sale	7.1	—
Total liabilities	2,611.8	2,506.5
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 76,729,706 units and 76,392,258 units, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	194.3	211.2
General partner’s interest	15.5	15.8
Accumulated other comprehensive loss	(8.2)	(8.3)
Total partners’ capital	201.6	218.7
Total liabilities and partners’ capital	$2,813.4	$2,725.2
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per unit and unit data)
Sales	$1,097.4	$966.6	$3,065.7	$2,652.5
Cost of sales	945.9	856.3	2,614.3	2,324.7
Gross profit	151.5	110.3	451.4	327.8
Operating costs and expenses:
Selling	28.0	26.2	83.7	82.9
General and administrative	41.6	28.2	107.0	80.6
Transportation	36.1	42.2	117.8	126.4
Taxes other than income taxes	7.0	4.8	17.4	14.7
Asset impairment	—	—	0.4	33.4
Other expense (income)	3.8	(1.0)	6.8	1.3
Operating income (loss)	35.0	9.9	118.3	(11.5)
Other income (expense):
Interest expense	(47.4)	(44.6)	(135.8)	(117.7)
Gain (loss) on derivative instruments	(12.0)	(6.7)	(5.0)	3.4
Loss from unconsolidated affiliates	(0.2)	(0.3)	(0.4)	(18.5)
Loss from sale of unconsolidated affiliates	—	—	—	(113.4)
Other	0.9	0.7	1.6	1.6
Total other expense	(58.7)	(50.9)	(139.6)	(244.6)
Net loss before income taxes	(23.7)	(41.0)	(21.3)	(256.1)
Income tax benefit	(0.1)	(7.6)	(1.1)	(7.1)
Net loss	$(23.6)	$(33.4)	$(20.2)	$(249.0)
Allocation of net loss:
Net loss	$(23.6)	$(33.4)	$(20.2)	$(249.0)
Less:
General partner’s interest in net loss	(0.5)	(0.7)	(0.4)	(5.0)
Net loss available to limited partners	$(23.1)	$(32.7)	$(19.8)	$(244.0)
Weighted average limited partner units outstanding:
Basic and Diluted	77,632,784	77,331,347	77,537,531	76,767,975
Limited partners’ interest basic and diluted net loss per unit	$(0.30)	$(0.42)	$(0.25)	$(3.18)
Cash distributions declared per limited partner unit	$—	$—	$—	$0.685
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net loss	$(23.6)	$(33.4)	$(20.2)	$(249.0)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge gain reclassified to net loss	—	(4.8)	—	(9.2)
Defined benefit pension and retiree health benefit plans	0.1	—	0.1	0.1
Total other comprehensive income (loss)	0.1	(4.8)	0.1	(9.1)
Comprehensive loss attributable to partners’ capital	$(23.5)	$(38.2)	$(20.1)	$(258.1)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2016	$(8.3)	$15.8	$211.2	$218.7
Other comprehensive income	0.1	—	—	0.1
Net loss	—	(0.4)	(19.8)	(20.2)
Amortization of phantom units	—	—	3.3	3.3
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.4)	(0.4)
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at September 30, 2017	$(8.2)	$15.5	$194.3	$201.6
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Operating activities
Net loss	$(20.2)	$(249.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130.6	127.1
Amortization of turnaround costs	20.4	25.3
Non-cash interest expense	7.6	7.2
Provision for doubtful accounts	0.2	0.4
Unrealized gain on derivative instruments	(2.2)	(23.5)
Asset impairment	0.4	33.4
(Gain) loss on disposal of fixed assets	3.9	(0.5)
Non-cash equity based compensation	8.4	3.9
Deferred income tax benefit	(0.2)	(0.4)
Lower of cost or market inventory adjustment	(19.1)	(33.3)
Loss from unconsolidated affiliates	0.4	18.5
Loss from sale of unconsolidated affiliates	—	113.4
Other non-cash activities	5.0	3.7
Changes in assets and liabilities:
Accounts receivable	(155.1)	(69.8)
Inventories	8.0	16.3
Prepaid expenses and other current assets	(4.8)	(6.6)
Derivative activity	(0.3)	(18.1)
Turnaround costs	(11.3)	(8.7)
Other assets	(0.4)	(0.3)
Accounts payable	37.7	11.6
Accrued interest payable	2.9	24.1
Accrued salaries, wages and benefits	17.6	(17.0)
Other taxes payable	7.4	5.4
Other liabilities	(39.7)	19.9
Pension and postretirement benefit obligations	(0.5)	(1.8)
Net cash used in operating activities	(3.3)	(18.8)
Investing activities
Additions to property, plant and equipment	(45.6)	(117.3)
Investment in unconsolidated affiliates	—	(41.0)
Proceeds from sale of unconsolidated affiliates	—	29.0
Proceeds from sale of property, plant and equipment	—	1.9
Net cash used in investing activities	(45.6)	(127.4)
Financing activities
Proceeds from borrowings — revolving credit facility	781.2	823.2
Repayments of borrowings — revolving credit facility	(791.3)	(934.1)
Proceeds from borrowings — senior notes	—	393.1
Repayments of borrowings — related party note	—	(55.4)
Payments on capital lease obligations	(6.7)	(6.2)
Proceeds from inventory financing agreements	91.6	—
Other financing activities	(1.1)	6.9
Debt issuance costs	(2.2)	(10.1)
Contributions from Calumet GP, LLC	0.1	0.2
Taxes paid for phantom unit grants	(0.4)	(1.8)
Distributions to partners	—	(57.4)
Net cash provided by financing activities	71.2	158.4
Net increase in cash and cash equivalents	22.3	12.2
Cash and cash equivalents at beginning of period	4.2	5.6
Cash and cash equivalents at end of period	$26.5	$17.8
Supplemental disclosure of non-cash financing and investing activities
Non-cash property, plant and equipment additions	$8.9	$16.4
Non-cash capital lease	$—	$2.3
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2017, the Company had 76,729,706 limited partner common units and 1,565,912 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
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
The unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2016 Annual Report.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
RINs Obligation	$41.0	$79.3
Other	18.7	20.3
Total	$59.7	$99.6
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
The Company uses the inventory model to account for RINs, measuring acquired RINs at weighted-average cost. The cost of RINs used each period is charged to cost of sales with cash inflows and outflows recorded in the operating cash flow section of the unaudited condensed consolidated statements of cash flows. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RIN spot price. The Company recognizes an asset at the end of each reporting period in which it has generated RINs in excess of its RINs Obligation. The asset is initially recorded at cost at the time the Company acquires them and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of sales for the period in the consolidated statements of operations. The value of RINs in excess of the RINs Obligation, if any, would be reflected in other current assets on the condensed consolidated balance sheets. RINs generated in excess of the Company’s current RINs Obligation may be sold or held to offset future RINs Obligations. Any such sales of excess RINs are recorded in cost of sales in the unaudited condensed consolidated statements of operations. The assets and liabilities associated with our RINs Obligation are considered recurring fair value measurements. See Note 6 for further information on the Company’s RINs Obligation.
New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the adoption of ASU 2017-12 on the Company’s unaudited condensed consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends prior guidance by further defining when a change to the terms of a share-based award are required to be accounted for as a modification under the rules by providing specific criteria. ASU 2017-09 is effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s unaudited condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU 2016-02 provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The amendments in this standard are effective for fiscal years (including interim periods) beginning after December 15, 2018, with early adoption permitted and modified retrospective application required. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standard Codification Topic 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date by one year to annual and interim periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. In March, April, May and December 2016, the FASB clarified the implementation guidance on principal versus agent considerations, identifying performance obligations, licensing, collectability, presentation of sales taxes, non-cash consideration, transition, the scope of Topic 606, impairment testing, policy elections over determining the provision for losses on certain types of contracts, the accrual of advertising costs and disclosure requirements.
All amendments are effective with the same date as ASU 2014-09. The Company is currently evaluating the impact of these standards on its unaudited condensed consolidated financial statements. The Company is required to adopt ASU 2014-09 as of January 1, 2018, and expects to use the modified retrospective approach. The Company has an implementation work team evaluating contracts from the various revenue streams across all of its business segments to evaluate and implement changes to business processes, systems and controls.
Based on the evaluation performed to date, the Company has identified some agreements with distributors within the specialty products segment that are subject to rebate and incentive programs that could contain elements of material rights and/or variable consideration. The Company does not believe that these elements would result in a material change to how revenue would be recognized for these agreements upon the adoption of ASU 2014-09 or have a material effect on the Company’s unaudited condensed consolidated financial statements.
As a result of adopting the new standard, there will be changes to our disclosures based on the additional requirements prescribed by ASC 606.  These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities.
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
Correction of Immaterial Errors
During the quarter ended September 30, 2016, the Company identified and corrected errors in the accounting for the lower of cost or market of inventory and income taxes that related to the year ended December 31, 2015. These errors primarily related to lower of cost or market (“LCM”) adjustments at its Branded and Packaging operating segment and an adjustment for a tax benefit associated with its decision to liquidate a wholly-owned C corporation as of December 31, 2015, and convert it to an entity which will not be subject to tax. The impact of correcting these items in the third quarter of 2016 increased cost of sales by $6.5 million, increased income tax benefit by $7.8 million and decreased net loss by $1.3 million. The Company concluded that the corrections to the financial statements were immaterial to its financial results for the year ended December 31, 2016 and 2015.
Impairment of Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In such an event, a write-down of the asset would be recorded through a charge to operations, based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily by using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposal.
In light of declines in certain markets the Company serves, an evaluation of existing and future capacity, and as part of its annual planning and budgeting process which is currently in progress, the Company will perform an assessment of its major long-lived assets which may result in long-lived asset impairment. The Company will complete its asset recoverability assessment and analyze the conclusions of that assessment in connection with the annual planning and budgeting process. Until these activities are complete, it is not practicable to reasonably estimate the existence or range of potential future impairments related to the Company’s long-lived assets.

3. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $20.1 million and $14.4 million lower as of September 30, 2017 and December 31, 2016, respectively.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively. The crude oil remains in the legal title of Macquarie and is stored in the Company’s refinery storage tanks governed by storage agreements. Legal title to the crude oil passes to the Company at the storage tank outlet. After processing, Macquarie takes title to the refined products stored in the Company’s storage tanks until sold to third parties. The Company records the inventory owned by Macquarie as inventory with a corresponding obligation on the Company’s condensed consolidated balance sheets because Macquarie maintains the risk of loss until the refined products are sold to third parties and the Company is obligated to repurchase the inventory in certain scenarios. The agreements are accounted for similar to a product financing arrangement.
Inventories consist of the following (in millions):

	September 30, 2017			December 31, 2016
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$31.1	$14.4	$45.5	$57.4	$—	$57.4
Work in process	35.1	24.5	59.6	74.2	—	74.2
Finished goods	174.9	44.4	219.3	254.6	—	254.6
	$241.1	$83.3	$324.4	$386.2	$—	$386.2

(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Refer to Note 7 for further information.
Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the three months ended September 30, 2017, the Company recorded a decrease of $11.1 million in cost of sales in the unaudited condensed consolidated statements of operations due to the LCM valuation. During the three months ended September 30, 2016, the Company recorded an increase of $11.1 million in the unaudited condensed consolidated statements of operations due to the LCM valuation. During the nine months ended September 30, 2017 and 2016, the Company recorded decreases of $19.1 million and $33.3 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations due to the LCM valuation.
4. Superior Divestiture
On August 11, 2017, Calumet Lubricants Co., Limited Partnership, an Indiana limited partnership (“Calumet Lubricants”) and a wholly-owned subsidiary of the Company, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Husky Superior Refining Holding Corp., a Delaware corporation (“Husky”), pursuant to which, at the closing, Husky will acquire from Calumet Lubricants (the “Superior Transaction”) all of the issued and outstanding membership interests in Calumet Superior, LLC, a Delaware limited liability company (“Superior”), which owns a refinery located in Superior, Wisconsin (the “Superior Refinery”) and associated inventories, the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and line space in North Dakota. Under the Purchase Agreement, Husky has agreed to pay $435.0 million in cash plus an additional payment for net working capital, inventories, and reimbursement of certain capital spending, as determined at closing. The Superior Refinery is included in the Company’s fuel products segment. The Company closed the Superior Transaction on November 8, 2017. Please see Note 15 - “Subsequent Events” for additional information.

The Superior assets have been reclassified as assets held for sale within the Company’s condensed consolidated balance sheet at September 30, 2017. Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell. The Company determined that the carrying value does not exceed the fair value less estimated costs to sell.
The following table details the major classes of assets and liabilities of Superior (in millions):

September 30, 2017
ASSETS HELD FOR SALE
Current assets:
Accounts receivable	$52.1
Inventories	72.9
Total current assets held for sale	125.0
Property, plant and equipment, net	198.2
Goodwill	5.2
Other noncurrent assets, net	11.7
Total noncurrent assets held for sale	215.1
Total assets held for sale	$340.1
LIABILITIES HELD FOR SALE
Current liabilities:
Accounts payable	$66.9
Accrued salaries, wages and benefits	1.9
Other taxes payable	3.8
Other current liabilities	1.9
Total current liabilities held for sale	74.5
Pension and postretirement benefit obligations	7.1
Total noncurrent liabilities held for sale	7.1
Total liabilities held for sale	$81.6
The Company considered other qualitative and quantitative factors and concluded the Superior Transaction did not represent a strategic shift in the business. However, the Company considers Superior to be an individually significant component of its operations. The following table presents the net income before income taxes of the asset held for sale for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income before income taxes	$17.0	$19.5	$82.5	$54.5
5. Investment In Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017		December 31, 2016
	Investment	Percent Ownership	Investment	Percent Ownership
Pacific New Investment Limited	$9.5	23.8%	$9.6	23.8%
Other	0.4		0.7
Total	$9.9		$10.3
Pacific New Investment Limited and Shandong Hi-Speed Hainan Development Co., Ltd.
On August 5, 2015, the Company and The Heritage Group, a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). The Company invested $4.8 million in June

2016 and $4.8 million in October 2016. As of September 30, 2017 and December 31, 2016, the Company owned an equity interest of approximately 23.8% in PACNIL, and through that ownership the Company owned an equity interest of approximately 6.0% in Hi-Speed. PACNIL wishes to exit its investment in Hi-Speed. The Company and PACNIL believe they will fully recover their investment in the Hi-Speed joint venture.
The Company accounts for its ownership in PACNIL under the equity method of accounting. As of September 30, 2017 and December 31, 2016, the Company had an investment of $9.5 million and $9.6 million, respectively, in PACNIL, primarily related to the purchase of equity in the Hi-Speed joint venture.
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
Under the terms of the definitive agreement with WBI, the Company received consideration of $28.5 million, which was offset by the Company’s repayment of $36.0 million in borrowings under Dakota Prairie’s revolving credit facility. In addition, the Company’s $39.4 million letter of credit supporting the Dakota Prairie revolving credit facility was terminated. As part of the transaction, MDU and WBI released the Company from all liabilities arising out of or related to Dakota Prairie. In addition, Tesoro and Dakota Prairie released the Company from all liabilities arising out of the organization, management and operation of Dakota Prairie, subject to certain limited exceptions. Further, WBI agreed to indemnify the Company from all liabilities arising out of or related to Dakota Prairie, subject to certain limited exceptions. As a result of the sale of Dakota Prairie, the Company recorded a loss from the sale of the unconsolidated affiliate of $113.9 million during the nine months ended September 30, 2016.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled approximately $18.7 million as of September 30, 2017, of which $14.6 million was capitalized into the cost of the Company’s recently completed refinery expansion project and $4.1 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Great Falls refinery under the asset purchase agreement. On November 24, 2015, Holly and the sellers of the Great Falls refinery under the asset purchase agreement filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. Arbitration is scheduled for early 2018. In the event the Company is unsuccessful in the legal dispute with Holly, the Company will be responsible for the remediation expenses. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery; however, the costs cannot be estimated at this time. The Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
Superior Refinery
In connection with the acquisition of the Superior refinery, the Company became a party to an existing Refinery Initiative Consent Decree (“Superior Consent Decree”) with the EPA and the Wisconsin Department of Natural Resources (“WDNR”) that applies, in part, to its Superior refinery. Under the Superior Consent Decree, the Company must complete certain reductions in air emissions at the Superior refinery as well as report upon certain emissions from the refinery to the EPA and the WDNR. Failure to perform these required tasks under the Superior Consent Decree could result in the imposition of stipulated penalties, which could be material. The Company is currently assessing certain past actions at the refinery for compliance with the terms of the Superior Consent Decree, which actions may be subject to stipulated penalties under the Superior Consent Decree but, in any event, the Company does not currently believe that the imposition of such penalties for those actions, should they be imposed, would be material. In addition, the Company is pursuing certain additional environmental and safety-related projects at the Superior refinery. Completion of these additional projects will result in the Company incurring additional costs, which could be substantial. For the three and nine months ended September 30, 2017, the Company incurred costs of $0.2 million and $0.3 million, respectively related to installing process equipment at the Superior refinery pursuant to EPA fuel content regulations as compared to less than $0.1 million in the respective 2016 comparable periods.
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
For further information related to the Superior Refinery, refer to Note 4 - “Superior Divestiture”.
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act, as amended (“CAA”), and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Princeton and Cotton Valley refineries on an agreed-upon schedule. The Company incurred approximately $0.1 million of such capital expenditures during the three months ended September 30, 2017 compared to $0.4 million incurred during the three months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, the Company incurred approximately $0.6 million and $0.8 million, respectively, of such capital expenditures. The Global Settlement is substantially complete and any remaining capital investment requirements will be incorporated into the Company’s annual capital expenditures budget. The Company does not expect any additional capital expenditures included in the Global Settlement to have a material adverse effect on the Company’s financial position or results of operations.
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
Bel-Ray Facility
Bel-Ray executed an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection, effective January 4, 1994, which required investigation and remediation of contamination at or emanating from the Bel-Ray facility. In 2000, Bel-Ray entered into a fixed price remediation contract with Weston Solutions (“Weston”), a large remediation contractor, whereby Weston agreed to be fully liable for the remediation of the soil and groundwater issues at the facility, including an offsite groundwater plume pursuant to the ACO (“Weston Agreement”). The Weston Agreement set up a trust fund to reimburse Weston, administered by Bel-Ray’s environmental counsel. As of September 30, 2017, the trust fund contained approximately $0.6 million. In addition, Weston has remediation cost containment insurance, should Weston be unable to complete the work required under the Weston Agreement. In connection with the acquisition of Bel-Ray, the Company became a party to the Weston Agreement.
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
As of September 30, 2017 and December 31, 2016, the Company had a RINs Obligation of $41.0 million and $79.3 million, respectively. RINs expense for the three months ended September 30, 2017 was $12.3 million and the RINs gain for the nine months ended September 30, 2017 was $51.8 million, compared to a RINs expense for the respective periods in 2016 of $10.1 million and $35.1 million.

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
Labor Matters
The Company has employees covered by various collective bargaining agreements. The Company’s Princeton facility collective bargaining agreement was ratified on October 30, 2017 and will expire on October 31, 2020.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of September 30, 2017 and December 31, 2016, the Company had outstanding standby letters of credit of $100.3 million and $82.1 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 8 for additional information regarding the Company’s revolving credit facility. At September 30, 2017 and December 31, 2016, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect ($900.0 million at September 30, 2017 and December 31, 2016) with the consent of the Agent (as defined in the revolving credit facility agreement).
7. Inventory Financing Agreements
On March 31, 2017, the Company entered into several agreements with Macquarie to support the operations of the Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). The Great Falls Supply and Offtake Agreements expire on October 31, 2019. On July 27, 2017, the Company amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
On June 19, 2017, the Company entered into several agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements”, and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). The Shreveport Supply and Offtake Agreements expire on June 30, 2020; however, Macquarie has the option to terminate the Shreveport Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
At the commencement of the Great Falls Supply and Offtake Agreements, the Company sold to Macquarie inventory comprised of 652,000 barrels of crude oil and refined products valued at $32.2 million.

At the commencement of the Shreveport Supply and Offtake Agreements, the Company sold to Macquarie inventory comprised of 987,000 barrels of crude oil and refined products valued at $54.8 million.
In addition, as of September 30, 2017, the Company incurred approximately $3.1 million of costs related to the Supply and Offtake Agreements. These capitalized costs are recorded in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets and amortized to interest expense over the term of the agreement.
During the terms of the Supply and Offtake Agreements, the Company may purchase crude oil from Macquarie or one of its affiliates. Per the Supply and Offtake Agreements, Macquarie will provide up to 30,000 barrels per day of crude oil to the Great Falls refinery and 60,000 barrels per day of crude oil to the Shreveport refinery. The Company agreed to purchase the crude oil on a just-in-time basis to support the production operations at the Great Falls and Shreveport refineries. Additionally, the Company agreed to sell, and Macquarie agreed to buy, at market prices, refined products produced at the Great Falls and Shreveport refineries. For Shreveport, finished products consisting of finished fuel products (other than jet fuel), lubricants and waxes, Macquarie may (but is not required to) sell such products to the sales intermediation party (“SIP”), and the SIP may (but is not required to) sell such products to Shreveport, as applicable, for sale in turn to third parties. For jet fuel and certain intermediate products, Macquarie may (but is not required to) sell such products to Shreveport for sale thereby to third parties. The Company will then repurchase the refined products from Macquarie or the SIP prior to selling the refined products to third parties.
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
While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s condensed consolidated balance sheets until processed and sold to a third party. Each reporting period, the Company will record liabilities in an amount equal to the amount the Company expects to pay to repurchase the inventory held by Macquarie based on market prices at the termination date included in obligations under inventory financing agreements in the condensed consolidated balance sheets. The Company has determined that the redemption feature on the initially recognized liabilities related to the Supply and Offtake Agreements and the contingent interest feature are embedded derivatives indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. For more information on the valuation of the associated derivatives, see Note 9 - “Derivatives” and Note 10 - “Fair Value Measurements.” The embedded derivatives will be recorded in obligations under inventory financing agreements on the condensed consolidated balance sheets. The cash flow impact of the embedded derivatives will be classified as a change in derivative activity in the financing activities section in the unaudited condensed consolidated statements of cash flows.
For the three and nine months ended September 30, 2017, the Company incurred $3.6 million and $4.0 million, respectively of financing costs related to the Supply and Offtake Agreements, which is included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
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
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90.0% of the collateral inventory) with the amount due always paid prior to the 20th of the month. The deferred amounts under the deferred payment arrangement will bear interest at a rate equal to LIBOR plus 3.25% or 2.65% per annum for Shreveport and Great Falls, respectively. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited condensed consolidated statements of cash flows. As of September 30, 2017, the capacity of the Deferred Payment Arrangement was $7.5 million and the Company had $7.3 million deferred payments outstanding.

8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due July 2019, weighted average interest rate of 7.4% and 4.8% for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.	$0.1	$10.2
Borrowings under 2021 Secured Notes, interest at a fixed rate of 11.5%, interest payments semiannually, borrowings due January 2021, effective interest rate of 12.3% and 12.2% for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.	400.0	400.0
Borrowings under 2021 Notes, interest at a fixed rate of 6.5%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for the nine months ended September 30, 2017 and year ended December 31, 2016.	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for the nine months ended September 30, 2017 and year ended December 31, 2016. (1)	352.2	352.5
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for the nine months ended September 30, 2017 and year ended December 31, 2016.	325.0	325.0
Other	6.9	8.0
Capital lease obligations, at various interest rates, interest and principal payments monthly through November 2034.	44.7	46.5
Less unamortized debt issuance costs (2)	(27.7)	(33.2)
Less unamortized discounts	(10.3)	(11.8)
Total long-term debt	$1,990.9	$1,997.2
Less current portion of long-term debt	4.3	3.5
	$1,986.6	$1,993.7

(1)
The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $2.2 million and $2.5 million as of September 30, 2017 and December 31, 2016, respectively (refer to Note 9 for additional information on the interest rate swap designated as a fair value hedge).

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $19.8 million and $14.5 million at September 30, 2017 and December 31, 2016, respectively.

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
7.625% Senior Notes (the “2022 Notes”)
On November 26, 2013, the Company issued and sold $350.0 million in aggregate principal amount of 7.625% Senior Notes due January 15, 2022, in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at a discounted price of 98.494 percent of par. The Company received net proceeds of approximately $337.4 million, net of discount, initial purchasers’ fees and expenses, which the Company used for general partnership purposes, to fund previously announced organic growth projects, the purchase price of the acquisition of Bel-Ray and the redemption of $100.0 million in aggregate principal amount outstanding of 9.375% Senior Notes due 2019. Interest on the 2022 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014.
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
The indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt or, in the case of the 2021 Secured Notes, its unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021 Secured, 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2017, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 1.7 to 1.0. As of September 30, 2017, the Company was in compliance with all covenants under the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes.
Second Amended and Restated Senior Secured Revolving Credit Facility
The Company has a $900.0 million senior secured revolving credit facility, subject to borrowing base limitations, which includes a $500.0 million incremental uncommitted expansion feature. The revolving credit facility is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in July 2019 and currently bears interest at a rate equal to either the prime rate plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at the Company’s option. As of September 30, 2017, the margin was 50 basis points for prime rate loans and 150 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding fiscal quarter.
On March 31, 2017, the Company amended its revolving credit facility to allow for the entry into the Supply and Offtake Agreements at the Great Falls refinery. The amendment resulted in the release of certain Eligible Inventory (as defined in the revolving credit facility agreement) from the revolving credit facility as that inventory is now collateral under the Supply and Offtake Agreements. For additional discussion of the Supply and Offtake Agreements, refer to Note 7.
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
As of September 30, 2017, the Company was in compliance with all covenants under the revolving credit facility, subject to the statements Note 15 - “Subsequent Events”.
Maturities of Long-Term Debt
As of September 30, 2017, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2017	$0.8
2018	4.2
2019	2.9
2020	2.4
2021	1,303.3
Thereafter	713.1
Total	$2,026.7
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
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in millions):

		September 30, 2017			December 31, 2016
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	Derivative assets	$—	$(0.3)	$(0.3)	$0.1	$(0.1)	$—
Fuel products segment:
Crude oil swaps	Derivative assets	1.9	(1.4)	0.5	10.3	(7.4)	2.9
Crude oil basis swaps	Derivative assets	1.0	(0.5)	0.5	—	(2.1)	(2.1)
Crude oil percentage basis swaps	Derivative assets	0.7	—	0.7	0.1	(0.1)	—
Gasoline crack spread swaps	Derivative assets	0.2	(0.5)	(0.3)	—	—	—
Diesel crack spread swap	Derivative assets	—	(0.8)	(0.8)	—	—	—
Total derivative instruments		$3.8	$(3.5)	$0.3	$10.5	$(9.7)	$0.8
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in millions):

		September 30, 2017			December 31, 2016
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	Derivative liabilities	$(0.7)	$0.3	$(0.4)	$(1.2)	$0.1	$(1.1)
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	(3.8)	—	(3.8)	—	—	—
Crude oil swaps	Derivative liabilities	(2.0)	1.4	(0.6)	(8.2)	7.4	(0.8)
Crude oil basis swaps	Derivative liabilities	—	0.5	0.5	(7.1)	2.1	(5.0)
Crude oil percentage basis swaps	Derivative liabilities	—	—	—	(0.6)	0.1	(0.5)
Gasoline swaps	Derivative liabilities	(0.3)	—	(0.3)	—	—	—
Gasoline crack spread swaps	Derivative liabilities	(2.6)	0.5	(2.1)	(3.5)	—	(3.5)
Diesel swaps	Derivative liabilities	(0.4)	—	(0.4)	—	—	—
Diesel crack spread swaps	Derivative liabilities	(5.8)	0.8	(5.0)	(1.4)	—	(1.4)
2/1/1 crack spread swaps	Derivative liabilities	—	—	—	(2.5)	—	(2.5)
Total derivative instruments		$(15.6)	$3.5	$(12.1)	$(24.5)	$9.7	$(14.8)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of September 30, 2017, the Company had two counterparties in which the derivatives held were net assets, totaling $0.3 million. As of December 31, 2016, the Company had one counterparty in which the derivatives held were net assets, totaling $0.8 million. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least Baa1 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of September 30, 2017 or December 31, 2016. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of September 30, 2017 and December 31, 2016, the Company had provided no collateral to its counterparties.
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
Derivative Instruments Designated as Cash Flow Hedges
Prior to 2017, the Company accounted for certain derivatives hedging purchases of crude oil and sales of diesel swaps as cash flow hedges. As of September 30, 2017, the Company has no derivative instruments designated as cash flow hedges. The derivative instruments designated as cash flow hedges that are hedging sales and purchases are recorded to sales and cost of sales, respectively, in the unaudited condensed consolidated statements of operations upon recording the related hedged transaction in sales or cost of sales. The Company assesses, both at inception of the cash flow hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Periodically, the Company may enter into crude oil and fuel product basis swaps to more effectively hedge its crude oil purchases, crude oil sales and fuel products sales. These derivatives can be combined with a swap contract in order to create a more effective cash flow hedge.
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
The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive loss and unaudited condensed consolidated statements of partners’ capital as of and for the three months ended September 30, 2017 and 2016, related to its derivative instruments that were designated as cash flow hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss (Effective Portion)			Amount of Gain (Loss) Recognized in Net Loss on Derivatives (Ineffective Portion)
	Three Months Ended		Location of Gain (Loss)	Three Months Ended		Location of Gain (Loss)	Three Months Ended
	September 30,			September 30,			September 30,
	2017	2016		2017	2016		2017	2016
Specialty products segment:
Crude oil swaps	$—	$—	Cost of sales	$—	$2.6	Gain (loss) on derivative instruments	$—	$—
Fuel products segment:
Crude oil swaps	—	(2.3)	Cost of sales	—	(12.3)	Gain (loss) on derivative instruments	—	—
Diesel swaps	—	2.3	Sales	—	14.5	Gain (loss) on derivative instruments	—	—
Total	$—	$—		$—	$4.8		$—	$—

The Company recorded the following amounts in its condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive loss and unaudited condensed consolidated statements of partners’ capital as of and for the nine months ended September 30, 2017 and 2016, related to its derivative instruments that were designated as cash flow hedges (in millions):

Type of Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss (Effective Portion)			Amount of Gain (Loss) Recognized in Net Loss on Derivatives (Ineffective Portion)
	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended
	September 30,			September 30,			September 30,
	2017	2016		2017	2016		2017	2016
Specialty products segment:
Crude oil swaps	$—	$—	Cost of sales	$—	$1.4	Gain (loss) on derivative instruments	$—	$—
Fuel products segment:
Crude oil swaps	—	(8.1)	Cost of sales	—	(37.8)	Gain (loss) on derivative instruments	—	—
Diesel swaps	—	8.1	Sales	—	45.6	Gain (loss) on derivative instruments	—	—
Total	$—	$—		$—	$9.2		$—	$—
As of September 30, 2017 and December 31, 2016, there was no effective portion of cash flow hedges classified in accumulated other comprehensive loss.
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

The Company recorded the following losses in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, related to its derivative instrument designated as a fair value hedge (in millions):

	Location of Loss of Derivative	Amount of Loss Recognized in Net Loss				Hedged Item	Location of Gain on Hedged Item	Amount of Gain Recognized in Net Loss
		Three Months Ended September 30,		Nine Months Ended September 30,				Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016			2017	2016	2017	2016
Swaps not allocated to a specific segment:
Interest rate swap	Interest expense	$0.1	$0.1	$0.3	$0.3	2022 Notes	Interest income	$—	$—	$—	$—
Total		$0.1	$0.1	$0.3	$0.3			$—	$—	$—	$—
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is realized in the unaudited condensed consolidated statements of operations in gain (loss) on derivative instruments. Additionally, the Company has entered into natural gas swaps, crude oil swaps, crack spread swaps, diesel swaps and gasoline swaps that do not qualify as cash flow hedges for accounting purposes as they are determined not to be highly effective in offsetting changes in the cash flows associated with crude oil purchases and natural gas purchases and gasoline and diesel sales at the Company’s refineries.
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Specialty products segment:
Natural gas swaps	$(1.2)	$(1.8)	$1.1	$0.9
Natural gas collars	—	(0.3)	—	0.3
Fuel products segment:
Inventory financing obligation	—	—	(2.9)	—
Crude oil swaps	(1.0)	2.1	2.6	(5.4)
Crude oil basis swaps	2.0	(1.7)	(1.5)	(0.1)
Crude oil percentage basis swaps	0.9	0.1	(0.1)	—
Crude oil options	—	—	—	(0.7)
Gasoline swaps	(0.2)	—	(0.3)	—
Gasoline crack spread swaps	(1.2)	—	(2.4)	—
Diesel swaps	(0.2)	—	(0.4)	—
Diesel crack spread swaps	(1.4)	—	(5.8)	—
Natural gas swaps	—	(0.2)	—	0.1
Total	$(2.3)	$(1.8)	$(9.7)	$(4.9)

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Specialty products segment:
Natural gas swaps	$(2.9)	$(8.4)	$0.5	$9.4
Natural gas collars	—	(1.0)	—	0.9
Fuel products segment:
Inventory financing obligation	—	—	(3.8)	—
Crude oil swaps	(2.5)	1.3	(2.2)	7.6
Crude oil basis swaps	2.6	(1.6)	7.9	(5.0)
Crude oil percentage basis swaps	1.5	(4.3)	1.2	5.4
Crude oil options	—	(1.5)	—	(0.5)
Crude oil futures	—	(2.0)	—	—
Gasoline swaps	(0.2)	—	(0.3)	—
Gasoline crack spread swaps	(2.8)	(1.2)	2.4	4.3
Diesel swaps	(0.2)	—	(0.4)	—
Diesel crack spread swaps	(1.7)	—	(3.1)	—
2/1/1 crack spread swaps	(1.0)	—	—	—
Natural gas swaps	—	(1.4)	—	1.4
Total	$(7.2)	$(20.1)	$2.2	$23.5
Derivative Positions — Specialty Products Segment
Natural Gas Swap Contracts
At September 30, 2017, the Company had the following derivatives related to natural gas purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2017	960,000	$3.72
Total	960,000
Average price		$3.72
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

Derivative Positions — Fuel Products Segment
Crude Oil Swap Contracts
At September 30, 2017, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2017	419,161	4,556	$49.05
Calendar Year 2018	28,000	77	$48.25
Total	447,161
Average price			$49.00
At September 30, 2017, the Company had the following derivatives related to crude oil sales in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2017	133,216	1,448	$41.56
Total	133,216
Average price			$41.56
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

Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. At September 30, 2017, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2017	644,000	7,000	$(13.22)
Total	644,000
Average differential			$(13.22)
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
Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At September 30, 2017, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2017	276,000	3,000	72.3%
Total	276,000
Average percentage			72.3%
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

Gasoline Crack Spread Swap Contracts
At September 30, 2017, the Company had the following derivatives related to gasoline crack spread sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2017	1,149,000	12,489	$12.98
Calendar Year 2018	826,000	2,263	$12.24
Total	1,975,000
Average price			$12.67
At December 31, 2016, the Company had the following derivatives related to gasoline crack spread sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	590,000	6,556	$10.21
Total	590,000
Average price			$10.21
Gasoline Swap Contracts
At September 30, 2017, the Company had the following derivatives related to gasoline swap sales in its fuel products segment, none of which are designated as hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2017	46,000	500	$62.75
Calendar Year 2018	14,000	38	$61.35
Total	60,000
Average price			$62.42
At December 31, 2016, the Company did not have any derivatives related to gasoline swap sales in its fuel products segment.
Diesel Crack Spread Swap Contracts
At September 30, 2017, the Company had the following derivatives related to diesel crack spread sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2017	1,149,000	12,489	$18.17
Calendar Year 2018	826,000	2,263	$17.58
Total	1,975,000
Average price			$17.92
At December 31, 2016, the Company had the following derivatives related to diesel crack spread sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	590,000	6,556	$13.67
Total	590,000
Average price			$13.67

Diesel Swap Contracts
At September 30, 2017, the Company had the following derivatives related to diesel swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2017	46,000	500	$67.58
Calendar Year 2018	14,000	38	$66.35
Total	60,000
Average price			$67.29
At December 31, 2016, the Company did not have any derivatives related to diesel swap sales in its fuel products segment.
2/1/1 Crack Spread Swap Contracts
At September 30, 2017, the Company did not have any derivatives related to 2/1/1 crack spread sales in its fuel products segment.
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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. To estimate the fair value of the Company’s fixed-to-floating interest rate swap derivative instrument prior to settlement, the Company used discounted cash flows, which use observable inputs such as maturity and market interest rates. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at September 30, 2017, the Company’s net assets were increased by less than $0.1 million and net liabilities were reduced by approximately $0.1 million. As a result of applying the CVA at December 31, 2016, the Company’s net assets were increased by less than $0.1 million and net liabilities were reduced by approximately $0.5 million.
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
Inventory Financing Agreements
The Company is obligated to repurchase crude oil and refined products from Macquarie at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements and the contingent interest feature are embedded derivatives indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations.  The valuation of the repurchase obligation derivative requires the Company to make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore it is classified as Level 3.
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2017, the Company’s investments associated with its pension plan (as such term is hereinafter defined) primarily consisted of mutual funds. The mutual funds are valued at the net asset value (“NAV”) of shares in each fund held by the pension plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (approximately 10 business days), if requested. See Note 11 for further information on pension assets.
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

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value at September 30, 2017 and December 31, 2016, were as follows (in millions):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Natural gas swaps	$—	$—	$(0.3)	$(0.3)	$—	$—	$—	$—
Gasoline crack spread swaps	—	—	(0.3)	$(0.3)	—	—	—	—
Diesel crack spread swaps	—	—	(0.8)	$(0.8)	—	—	—	—
Crude oil swaps	—	—	0.5	0.5	—	—	2.9	2.9
Crude oil percentage basis swaps	—	—	0.7	0.7	—	—	—	—
Crude oil basis swaps	—	—	0.5	0.5	—	—	(2.1)	(2.1)
Total derivative assets	—	—	0.3	0.3	—	—	0.8	0.8
Pension plan investments	—	—	—	—	0.3	—	—	0.3
Total recurring assets at fair value	$—	$—	$0.3	$0.3	$0.3	$—	$0.8	$1.1
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(3.8)	$(3.8)	$—	$—	$—	$—
Crude oil swaps	—	—	(0.6)	(0.6)	—	—	(0.8)	(0.8)
Crude oil basis swaps	—	—	0.5	0.5	—	—	(5.0)	(5.0)
Crude oil percentage basis swaps	—	—	—	—	—	—	(0.5)	(0.5)
Gasoline swaps	—	—	(0.3)	(0.3)	—	—	—	—
Gasoline crack spread swaps	—	—	(2.1)	(2.1)	—	—	(3.5)	(3.5)
Diesel swaps	—	—	(0.4)	(0.4)	—	—	—	—
Diesel crack spread swaps	—	—	(5.0)	(5.0)	—	—	(1.4)	(1.4)
2/1/1 crack spread swaps	—	—	—	—	—	—	(2.5)	(2.5)
Natural gas swaps	—	—	(0.4)	(0.4)	—	—	(1.1)	(1.1)
Total derivative liabilities	—	—	(12.1)	(12.1)	—	—	(14.8)	(14.8)
RINs Obligation	—	(41.0)	—	(41.0)	—	(79.3)	—	(79.3)
Liability Awards	(4.1)	—	—	(4.1)	—	—	—	—
Total recurring liabilities at fair value	$(4.1)	$(41.0)	$(12.1)	$(57.2)	$—	$(79.3)	$(14.8)	$(94.1)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016
Fair value at January 1,	$(14.0)	$(33.9)
Realized loss on derivative instruments	7.2	20.1
Unrealized gain on derivative instruments	2.2	23.5
Settlements	(7.2)	(20.0)
Fair value at September 30,	$(11.8)	$(10.3)
Total gain included in net loss attributable to changes in unrealized gain relating to financial assets and liabilities held as of September 30,	$2.2	$23.5
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
Debt
The estimated fair value of long-term debt at September 30, 2017 and December 31, 2016, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior secured notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility, capital lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 8 for further information on long-term debt.

The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, at September 30, 2017 and December 31, 2016, were as follows (in millions):

		September 30, 2017		December 31, 2016
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,543.9	$1,555.4	$1,334.1	$1,552.2
Senior secured notes	2	$464.1	$386.8	$458.8	$384.5
Revolving credit facility	3	$0.1	$0.1	$6.0	$6.0
Capital lease and other obligations	3	$51.6	$51.6	$54.5	$54.5
11. Employee Benefit Plans
The components of net periodic benefit income for the three and nine months ended September 30, 2017 and 2016, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$0.6	$0.6	$1.8	$1.9
Expected return on assets	(0.7)	(0.8)	(2.3)	(2.4)
Amortization of net loss	0.1	—	0.1	0.1
Net periodic benefit income	$—	$(0.2)	$(0.4)	$(0.4)
At September 30, 2017 and December 31, 2016, the Company’s investments associated with its pension plan primarily consisted of (i) cash and cash equivalents and (ii) mutual funds. Mutual funds are valued based on the NAV per share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices. NAV’s are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, the Company will review material factors that could affect the valuation, such as changes to the composition of performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation. See Note 10 for the definition of Level 1.
The Company’s pension plan assets measured at fair value at September 30, 2017 and December 31, 2016, were as follows (in millions):

	September 30, 2017		December 31, 2016
	Level 1	Total	Level 1	Total
Plan assets subject to leveling:
Cash and cash equivalents	$—	$—	$0.3	$0.3
Total plan assets subject to leveling	$—	—	$0.3	0.3
Plan assets measured at net asset value:
Domestic equities		6.1		8.6
Foreign equities		6.2		8.7
Fixed income		22.1		32.2
Total plan assets measured at net asset value		34.4		49.5
Total plan assets		$34.4		$49.8
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
12. Accumulated Other Comprehensive Loss
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive loss in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in millions):

Components of Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss				Location of Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivative gains (losses) reflected in gross profit:
	$—	$14.5	$—	$45.6	Sales
	—	(9.7)	—	(36.4)	Cost of sales
	$—	$4.8	$—	$9.2	Total

Amortization of defined benefit pension plans:
Amortization of net loss	$(0.1)	$—	$(0.1)	$(0.1)	(1)
	$(0.1)	$—	$(0.1)	$(0.1)	Total

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit income. See Note 11 for additional details.
13. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2017 and 2016 (in millions, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(23.6)	$(33.4)	$(20.2)	$(249.0)
General partner’s interest in net loss	(0.5)	(0.7)	(0.4)	(5.0)
Net loss available to limited partners	$(23.1)	$(32.7)	$(19.8)	$(244.0)
Denominator for basic and diluted earnings per limited partner unit:
Basic and diluted weighted average limited partner units outstanding (1)	77,632,784	77,331,347	77,537,531	76,767,975
Limited partners’ interest basic and diluted net loss per unit	$(0.30)	$(0.42)	$(0.25)	$(3.18)

(1)
Total diluted weighted average limited partner units outstanding excludes 0.3 million for the three and nine months ended September 30, 2017 as compared to the 0.1 million and 0.2 million, respectively, of dilutive phantom units for the three and nine months ended September 30, 2016.

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

Reportable segment information for the three months ended September 30, 2017 and 2016, is as follows (in millions):

Three Months Ended September 30, 2017	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$305.8	$720.7	$70.9	$1,097.4	$—	$1,097.4
Intersegment sales	—	14.9	—	14.9	(14.9)	—
Total sales	$305.8	$735.6	$70.9	$1,112.3	$(14.9)	$1,097.4
Loss from unconsolidated affiliates	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)
Adjusted EBITDA	$43.0	$46.3	$6.4	$95.7	$—	$95.7
Reconciling items to net loss:
Depreciation and amortization	20.6	30.6	3.8	55.0	—	55.0
Unrealized loss on derivatives						9.7
Interest expense						47.4
Non-cash equity based compensation and other non-cash items						7.3
Income tax benefit						(0.1)
Net loss						$(23.6)

Three Months Ended September 30, 2016	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$315.7	$616.6	$34.3	$966.6	$—	$966.6
Intersegment sales	0.1	12.7	—	12.8	(12.8)	—
Total sales	$315.8	$629.3	$34.3	$979.4	$(12.8)	$966.6
Loss from unconsolidated affiliates	$(0.2)	$—	$(0.1)	$(0.3)	$—	$(0.3)
Adjusted EBITDA	$43.4	$13.8	$(3.3)	$53.9	$—	$53.9
Reconciling items to net loss:
Depreciation and amortization	18.8	28.8	4.8	52.4	—	52.4
Realized loss on derivatives, not reflected in net loss or settled in a prior period	(2.6)	(2.2)	—	(4.8)	—	(4.8)
Unrealized loss on derivatives						4.9
Interest expense						44.6
Non-cash equity based compensation and other non-cash items						(2.2)
Income tax benefit						(7.6)
Net loss						$(33.4)

Reportable segment information for the nine months ended September 30, 2017 and 2016, is as follows (in millions):

Nine Months Ended September 30, 2017	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$986.1	$1,893.9	$185.7	$3,065.7	$—	$3,065.7
Intersegment sales	0.2	47.5	—	47.7	(47.7)	—
Total sales	$986.3	$1,941.4	$185.7	$3,113.4	$(47.7)	$3,065.7
Loss from unconsolidated affiliates	$(0.1)	$—	$(0.3)	$(0.4)	$—	$(0.4)
Adjusted EBITDA	$155.7	$117.1	$3.2	$276.0	$—	$276.0
Reconciling items to net loss:
Depreciation and amortization	53.5	85.9	11.6	151.0	—	151.0
Asset Impairment	0.4	—	—	0.4	—	0.4
Unrealized gain on derivatives						(2.2)
Interest expense						135.8
Non-cash equity based compensation and other non-cash items						12.3
Income tax benefit						(1.1)
Net loss						$(20.2)

Nine Months Ended September 30, 2016	Specialty Products	Fuel Products	Oilfield Services	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$948.8	$1,615.7	$88.0	$2,652.5	$—	$2,652.5
Intersegment sales	0.5	26.4	—	26.9	(26.9)	—
Total sales	$949.3	$1,642.1	$88.0	$2,679.4	$(26.9)	$2,652.5
Loss from unconsolidated affiliates	$(0.2)	$(18.0)	$(0.3)	$(18.5)	$—	$(18.5)
Adjusted EBITDA	$160.9	$(13.3)	$(17.1)	$130.5	$—	$130.5
Reconciling items to net loss:
Depreciation and amortization	56.0	82.0	14.4	152.4	—	152.4
Realized loss on derivatives, not reflected in net loss or settled in a prior period	(1.4)	(7.8)	—	(9.2)	—	(9.2)
Asset Impairment	—	33.4	—	33.4	—	33.4
Loss from sale of unconsolidated affiliate	—	113.9	—	113.9	—	113.9
Unrealized gain on derivatives						(23.5)
Interest expense						117.7
Non-cash equity based compensation and other non-cash items						1.9
Income tax benefit						(7.1)
Net loss						$(249.0)
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three and nine months ended September 30, 2017 and 2016. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. All oilfield services products are consolidated in a standalone category. The following table sets forth the major product category sales for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,
	2017		2016
Specialty products:
Lubricating oils	$148.8	13.6%	$133.0	13.8%
Solvents	62.6	5.7%	60.6	6.3%
Waxes	27.4	2.5%	33.2	3.4%
Packaged and synthetic specialty products	62.8	5.7%	79.6	8.2%
Other	4.2	0.4%	9.3	1.0%
Total	$305.8	27.9%	$315.7	32.7%
Fuel products:
Gasoline	$260.5	23.7%	$209.4	21.7%
Diesel	241.9	22.0%	216.7	22.4%
Jet fuel	36.0	3.3%	32.3	3.3%
Asphalt, heavy fuel oils and other	182.3	16.6%	158.2	16.4%
Total	$720.7	65.6%	$616.6	63.8%
Oilfield services:
Total	$70.9	6.5%	$34.3	3.5%
Consolidated sales	$1,097.4	100.0%	$966.6	100.0%
The following table sets forth the major product category sales for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
Specialty products:
Lubricating oils	$453.2	14.8%	$408.5	15.4%
Solvents	198.7	6.5%	177.6	6.7%
Waxes	87.4	2.9%	96.7	3.6%
Packaged and synthetic specialty products	224.3	7.3%	237.1	8.9%
Other	22.5	0.7%	28.9	1.2%
Total	$986.1	32.2%	$948.8	35.8%
Fuel products:
Gasoline	$736.1	24.0%	$599.6	22.6%
Diesel	658.9	21.5%	594.2	22.4%
Jet fuel	106.4	3.5%	81.5	3.1%
Asphalt, heavy fuel oils and other	392.5	12.8%	340.4	12.8%
Total	$1,893.9	61.8%	$1,615.7	60.9%
Oilfield services:
Total	$185.7	6.0%	$88.0	3.3%
Consolidated sales	$3,065.7	100.0%	$2,652.5	100.0%
d. Major Customers
During the three and nine months ended September 30, 2017 and 2016, the Company had no customer that represented 10% or greater of consolidated sales.

e. Major Suppliers
During the three months ended September 30, 2017 and 2016, the Company had two suppliers that supplied approximately 64.8% and 72.9%, respectively, of its crude oil supply. During the nine months ended September 30, 2017 and 2016, the Company had two suppliers that supplied approximately 65.9% and 62.6%, respectively, of its crude oil supply.
15. Subsequent Events
On November 8, 2017, Calumet Lubricants Co., Limited Partnership, an Indiana limited partnership (“Calumet Lubricants”) and a wholly-owned subsidiary of the Company, completed its previously announced sale to Husky of the Superior Refinery including its wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and line space in North Dakota for net proceeds of approximately $492.1 million in cash, which includes payment for net working capital and reimbursement of certain capital spending. The cash consideration is subject to certain purchase price adjustments relating to, among other things, final net working capital adjustments. The gain on sale cannot be estimated at this time.
On November 21, 2017, Calumet Operating, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, completed the sale (the “Anchor Transaction”) to a subsidiary of Q’Max Solutions Inc. (“Q’Max”) of all of the issued and outstanding membership interests in Anchor Drilling Fluids USA, LLC, (“Anchor”), for total consideration of approximately $84.0 million including $50 million in cash, $15 million to be paid at various times over the next two years for net working capital and other items, and 10% equity ownership in Fluid Holding Corp, the parent company of Q’Max. The cash consideration is subject to certain purchase price adjustments relating to, among other things, final net working capital adjustments. The Company evaluated the criteria for recording a disposal group as held for sale and discontinued operations. This criteria was not met as September 30, 2017; therefore, the Company did not present this disposal group as discontinued operations in the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of operations. Beginning in the fourth quarter of 2017, the historical results attributable to Anchor for periods prior to the transaction will be reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The loss on sale cannot be estimated at this time.
On November 13, 2017, the Company filed a Form 12b-25 with the Securities and Exchange Commission on the basis that the Company had determined that it was unable to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 by November 9, 2017, the due date for such filing, without unreasonable effort or expense. Also on November 13, 2017, the Company received notice from the Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing because the Company did not timely file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. The Nasdaq notice was issued in accordance with standard Nasdaq procedures and had no immediate effect on the continued listing of the Company’s common units on Nasdaq. In the Nasdaq notice, Nasdaq indicated that the Company had 60 calendar days to submit a plan to regain compliance. This Form 10-Q is being filed within that 60 calendar-day period.
As described herein, the Company is party to the Second Amended and Restated Credit Agreement, dated as of July 14, 2014, as amended, among the Company, certain of its Subsidiaries, certain lenders, and Bank of America, N.A., as agent for those lenders. Pursuant to this revolving credit agreement, the Company was required to deliver unaudited consolidated financial statements for the quarter ended September 30, 2017 on or before November 14, 2017. However, the Company was unable to deliver the unaudited consolidated financial statements for the quarter ended September 30, 2017 when required due to financial reporting difficulties caused by the implementation of an enterprise resource planning system. Failure to deliver the unaudited consolidated financial statements for the quarter ended September 30, 2017 by such time would have been an “Event of Default” as that term is defined in the revolving credit agreement. If an Event of Default exists under the revolving credit agreement, then the lenders may accelerate the Company’s borrowings under the credit agreement, require cash collateralization of outstanding letters of credit, and exercise other rights and remedies thereunder. On November 13, 2017, the lenders of the revolving credit facility consented to permit the Company to deliver its unaudited consolidated financial statements for the quarter ended September 30, 2017 on or before December 5, 2017, and effective November 30, 2017, the lenders consented in writing to postpone the due date for delivery of the unaudited consolidated financial statements for the quarter ended September 30, 2017 until December 31, 2017.
As described herein, the Company is party to the Supply and Offtake Agreements and pursuant to the Supply and Offtake Agreements, the Company was required to deliver unaudited consolidated financial statements for the quarter ended September 30, 2017 on or before November 14, 2017. However, for the reasons described above, the Company was unable to deliver the unaudited consolidated financial statements for the quarter ended September 30, 2017. On November 14, 2017, Macquarie agreed to grant the Company a temporary waiver of its obligation to deliver the unaudited consolidated financial statements for the quarter ended September 30, 2017 until December 15, 2017, and effective December 12, 2017, Macquarie consented in writing to postpone the due date for delivery of the unaudited consolidated financial statements for the quarter ended September 30, 2017 until December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2017 and 2016. In addition, as discussed in Note 4 and Note 15 to the Unaudited Condensed Consolidated Financial Statements, we closed the Superior Transaction and the Anchor Transaction on November 8, 2017 and November 21, 2017, respectively. The historical results of operations of each of the Superior Refinery and Anchor are contained in our financial position and results as of September 30, 2017 and for the three and nine months ended September 30, 2017. Investors should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with our 2016 Annual Report and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.
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
Third Quarter 2017 Update
Outlook and Trends
Commodity markets and corresponding fluctuations in product margins have been mixed during the nine months ended September 30, 2017; the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil was flat in the third quarter of 2017 as compared to the second quarter of 2017; however NYMEX WTI has increased during the fourth quarter 2017. We expect volatility to continue for the remainder of 2017. Below are factors that have impacted or may impact our results of operations during 2017:

•	Gasoline margins are expected to decline as domestic demand follows typical seasonal patterns. Diesel margins have been positively impacted by decreases in supply and are expected to be stable.

•
Environmental regulations continue to affect our margins in the form of the cost of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. The 6% decrease in the price of RINs during the third quarter 2017 favorably affected our results of operations. It is not possible to predict what future RINs volumes or costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (inclusive of the favorable impact of exemptions received), assuming current market prices for RINs continue.

•	Asphalt demand is expected to decline due to the seasonality of the road construction and roofing industries, which have shown decreased seasonal demand in prior years.

•
Heavy sour crude oil discounts are expected to remain wide over the long term as sour crude oil remains oversupplied. Sweet crude oil discounts are expected to widen on higher domestic sweet crude oil production. Processing heavy sour crude oil in our refining system results in a lower overall delivered cost of crude oil.

•
Specialty products margins have remained relatively stable and are expected to remain stable in the near term. We continue to consider our specialty products segment our core business, over the long term, and we plan to seek appropriate ways to invest in our specialty products segment while divesting non-core businesses. Accordingly, we continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. However, there can be no assurance as to the timing or success of any such potential transaction, or any other transaction, or that we will be able to sell these assets or non-core businesses on satisfactory terms, if at all. In addition, our acquisition program targets assets that management believes will be financially accretive, and we intend to focus on targeted strategic acquisitions of specialty products assets that leverage an existing core competency and that have an identifiable competitive advantage we can exploit as the new owner.

•	Our oilfield services segment was positively impacted by a 43% increase in the land-based rig count during the nine months ended September 30, 2017.

•
In light of declines in certain markets we serve, an evaluation of existing and future capacity, and as part of our annual planning and budgeting process which is currently in progress, we will perform an assessment of our major long-lived assets which may result in long-lived asset impairment. We will complete our asset recoverability assessment and analyze the conclusions of that assessment in connection with the annual planning and budgeting process. Until these activities are complete, it is not practicable to reasonably estimate the existence or range of potential future impairments related to our long-lived assets.

Financial Results
We reported net loss of $23.6 million in the third quarter 2017, versus a net loss of $33.4 million in the third quarter 2016. We reported Adjusted EBITDA (as defined in “Non-GAAP Financial Measures”) of $95.7 million in the third quarter 2017, versus $53.9 million in the third quarter 2016. We used cash in operations of $3.3 million in the nine months ended September 30, 2017, versus $18.8 million in the nine months ended September 30, 2016. Our $23.6 million net loss and Adjusted EBITDA of $95.7 million for the third quarter 2017 included, but is not limited to, the impact of a favorable lower of cost or market (“LCM”) inventory adjustment of $11.1 million and charges of approximately $10.0 million related to enterprise resource planning (“ERP”) system implementation expenses, M&A transaction expenses and realized hedging losses.
Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net loss, our most directly comparable financial performance measure and for a reconciliation of Distributable Cash Flow to net cash related to operating activities, our most directly comparable financial liquidity measure, both calculated and presented in accordance with GAAP.
On September 1, 2017, we implemented the first phase of our new ERP software system, to provide better information and enable us to manage our business operations more effectively, including processing sales orders and invoicing, inventory control, purchasing and supply chain management and financial reporting. However, the implementation of our ERP system resulted in operating and reporting disruptions, including limitations on our ability to ship product and bill customers, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. During the three months ended September 30, 2017, we incurred approximately $6.0 million in expenses and capitalized approximately $3.0 million of costs related to the ERP implementation. A majority of the expenses were associated with stabilizing the ERP system. We expect that we will continue to incur costs related to our ERP system for the remainder of 2017 and into 2018 as we stabilize the system and then embark on a number of enhancements to achieve the expected results for the implementation.
Commodity markets remained volatile in the third quarter 2017, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil increased approximately 7% in the third quarter 2017, when compared to the prior year period. In the third quarter 2017, the average price differential per barrel between Western Canadian Select (“WCS”) crude oil and NYMEX WTI averaged $10 per barrel below NYMEX WTI, versus $13 per barrel below NYMEX WTI in the third quarter 2016. Given our access to cost advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade over time. In the third quarter 2017, we processed 39,800 bpd of heavy Canadian crude oil, versus 38,000 bpd in the third quarter 2016.
Specialty products segment Adjusted EBITDA was $43.0 million in the third quarter 2017, versus $43.4 million in the third quarter 2016, due primarily to rising feedstock costs and decreased sales volume as a result of temporary disruptions in the supply chain as a result of Hurricane Harvey and the implementation of our ERP system, partially offset by continued tight supply and an increase in the favorable LCM inventory adjustment. Third quarter 2017 results were impacted by a $6.1 million favorable LCM inventory adjustment.
Fuel products segment Adjusted EBITDA was $46.3 million during the third quarter 2017, versus $13.8 million in the third quarter 2016, due primarily to a year-over-year increase in benchmark refined products margins driven by reduced supply attributable to Hurricane Harvey and increased sales volume, partially offset by a decrease in the favorable LCM inventory adjustment. Third quarter 2017 results were impacted by a $1.2 million favorable LCM inventory adjustment.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the U.S. Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing two barrels of crude oil into one barrel of gasoline and one barrel of ultra-low sulfur diesel fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the third quarter 2017, the Gulf Coast crack spread averaged approximately $20 per barrel compared to approximately $13 per barrel in the prior year period, an approximate 54% increase. The Gulf Coast ULSD crack spread averaged approximately $20 per barrel during the third quarter 2017, compared to approximately $13 per barrel in the prior year period. The Gulf Coast gasoline crack spread averaged approximately $20 per barrel during the third quarter 2017, compared to approximately $14 per barrel in the prior year period. Total fuel products segment sales volumes increased 4.6% in the third quarter 2017, when compared to the third quarter 2016 primarily as a result of turnaround activities at the Superior refinery.
Our oilfield services segment was positively impacted by a 43% increase in the land-based rig count during the nine months ended September 30, 2017 compared to the end of 2016. Increases in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2017, which resulted in a favorable impact on our sales and gross profit in 2017. Additionally, our oilfield services segment had a $3.8 million favorable LCM inventory adjustment in the third quarter 2017.
Liquidity Update
As of September 30, 2017, we had availability under our revolving credit facility of $386.2 million, based on a $486.6 million borrowing base, $100.3 million in outstanding standby letters of credit and $0.1 million in outstanding borrowings. In addition, we had $26.5 million of cash on hand as of September 30, 2017. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. Our revolving credit facility matures in July 2019. The inventory financing agreements used for the Great Falls refinery mature in October 2019; however Macquarie Energy North America Trading Inc. (“Macquarie”) has the option to terminate the agreements with nine months’ notice any time prior to June 2019. The inventory financing agreements used for the Shreveport refinery mature in June 2020; however, Macquarie has the option to terminate the agreements with nine months’ notice any time prior to June 2019.
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
During the third quarter 2017, we recognized a RINs expense of $12.3 million, compared to an expense of $10.1 million for the third quarter 2016. For the full-year 2018, we anticipate our gross RINs obligation will decrease to 85 million RINs, given the recent divestiture of our Superior, Wisconsin refinery. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full-year 2018. The gross RINs obligations exclude the potential for any subsequent hardship waivers.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue.
In February 2017 and separately in May 2017, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full-year 2016, as provided for under the federal Clean Air Act, as amended (“CAA”). In granting those exemptions, the EPA determined that for the full-year 2016, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
2017 and 2018 Capital Spending Forecast
We estimate our capital expenditures will be between $85 million and $95 million in 2017. In addition, we estimate our capital expenditures will be between $80 million and $90 million in 2018.

Key Performance Measures
Our sales and net income are principally affected by the price of crude oil, demand for specialty products, fuel products and oilfield products and services, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products, fuel products and oilfield services products. The prices of crude oil, specialty products, fuel products and oilfield products and services are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” and Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”
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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016
Production Volume. The following table sets forth information about our combined operations, excluding the results of the oilfield services segment. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	146,228	141,457	3.4%	139,011	140,066	(0.8)%
Total feedstock runs (2)	137,528	132,911	3.5%	135,435	134,798	0.5%
Facility production: (3)
Specialty products:
Lubricating oils	14,220	13,847	2.7%	15,095	14,470	4.3%
Solvents	7,868	7,636	3.0%	7,819	7,604	2.8%
Waxes	1,462	1,637	(10.7)%	1,437	1,518	(5.3)%
Packaged and synthetic specialty products (4)	2,121	1,972	7.6%	2,495	2,068	20.6%
Other	2,557	1,942	31.7%	1,900	1,551	22.5%
Total	28,228	27,034	4.4%	28,746	27,211	5.6%
Fuel products:
Gasoline	38,655	35,141	10.0%	37,819	37,039	2.1%
Diesel	36,335	35,166	3.3%	34,723	35,190	(1.3)%
Jet fuel	5,381	5,423	(0.8)%	5,812	5,139	13.1%
Asphalt, heavy fuels and other	31,969	31,119	2.7%	31,703	30,768	3.0%
Total	112,340	106,849	5.1%	110,057	108,136	1.8%
Total facility production (3)	140,568	133,883	5.0%	138,803	135,347	2.6%
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

The increase in total sales volume for the three months ended September 30, 2017, as compared to the same period in 2016, is due primarily to increased sales volumes of fuel products primarily as a result of market conditions, partially offset by lower sales volume of solvents and packaged and synthetic specialty products driven by temporary disruptions in the supply chain as a result of Hurricane Harvey and the implementation of our ERP system.
The decrease in total sales volume for the nine months ended September 30, 2017, as compared to the same period in 2016 is due to decreased sales volumes of fuel products primarily as a result of turnaround activities at the Superior refinery during the second quarter of 2017. In addition, decreased sales volume of solvents and waxes was partially offset by increased sales volume of branded and packaged products as a result of market conditions.

(2)	Total feedstock runs represent the bpd of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The increase in total feedstock runs for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, is due primarily to increased feedstock runs at the Montana refinery as a result of the expansion completed in the first quarter of 2016, partially offset by decreased feedstock runs at the Superior refinery as a result of turnaround activities completed in the second quarter 2017.

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

The change in total facility production for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, is due primarily to the operational items discussed above in footnote 2.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Sales	$1,097.4	$966.6	$3,065.7	$2,652.5
Cost of sales	945.9	856.3	2,614.3	2,324.7
Gross profit	151.5	110.3	451.4	327.8
Operating costs and expenses:
Selling	28.0	26.2	83.7	82.9
General and administrative	41.6	28.2	107.0	80.6
Transportation	36.1	42.2	117.8	126.4
Taxes other than income taxes	7.0	4.8	17.4	14.7
Asset impairment	—	—	0.4	33.4
Other	3.8	(1.0)	6.8	1.3
Operating income (loss)	35.0	9.9	118.3	(11.5)
Other income (expense):
Interest expense	(47.4)	(44.6)	(135.8)	(117.7)
Gain (loss) on derivative instruments	(12.0)	(6.7)	(5.0)	3.4
Loss from unconsolidated affiliates	(0.2)	(0.3)	(0.4)	(18.5)
Loss from sale of unconsolidated affiliates	—	—	—	(113.4)
Other	0.9	0.7	1.6	1.6
Total other expense	(58.7)	(50.9)	(139.6)	(244.6)
Net loss before income taxes	(23.7)	(41.0)	(21.3)	(256.1)
Income tax benefit	(0.1)	(7.6)	(1.1)	(7.1)
Net loss	$(23.6)	$(33.4)	$(20.2)	$(249.0)
EBITDA	$72.3	$48.1	$245.1	$(11.3)
Adjusted EBITDA	$95.7	$53.9	$276.0	$130.5
Distributable Cash Flow	$40.2	$10.4	$116.9	$17.0
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
We define EBITDA for any period as net income (loss) plus interest expense (including debt issuance costs), income taxes and depreciation and amortization.
We define Adjusted EBITDA for any period as: (1) net income (loss) plus (2)(a) interest expense (including debt issuance and extinguishment costs); (b) income taxes; (c) depreciation and amortization; (d) impairment; (e) unrealized losses from mark to market accounting for hedging activities; (f) realized gains under derivative instruments excluded from the determination of net income (loss); (g) non-cash equity based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (h) debt refinancing fees, premiums and penalties; (i)  any net loss realized in connection with an asset sale that was deducted in computing net income (loss) and (j) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income (loss) and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(23.6)	$(33.4)	$(20.2)	$(249.0)
Add:
Interest expense	47.4	44.6	135.8	117.7
Depreciation and amortization	48.6	44.5	130.6	127.1
Income tax benefit	(0.1)	(7.6)	(1.1)	(7.1)
EBITDA	$72.3	$48.1	$245.1	$(11.3)
Add:
Unrealized (gain) loss on derivative instruments	$9.7	$4.9	$(2.2)	$(23.5)
Realized loss on derivatives, not included in net loss or settled in a prior period	—	(4.8)	—	(9.2)
Amortization of turnaround costs	6.4	7.9	20.4	25.3
Impairment charges	—	—	0.4	33.4
Loss on sale of unconsolidated affiliate	—	—	—	113.9
Non-cash equity based compensation and other non-cash items	7.3	(2.2)	12.3	1.9
Adjusted EBITDA	$95.7	$53.9	$276.0	$130.5
Less:
Replacement and environmental capital expenditures (1)	$10.2	$8.8	$21.1	$19.9
Cash interest expense (2)	44.6	42.0	128.2	110.5
Turnaround costs	1.0	0.6	11.3	8.7
Loss from unconsolidated affiliates	(0.2)	(0.3)	(0.4)	(18.5)
Income tax benefit	(0.1)	(7.6)	(1.1)	(7.1)
Distributable Cash Flow	$40.2	$10.4	$116.9	$17.0

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net loss:
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$43.0	$43.4	$155.7	$160.9
Fuel products Adjusted EBITDA	46.3	13.8	117.1	(13.3)
Oilfield services Adjusted EBITDA	6.4	(3.3)	3.2	(17.1)
Total segment Adjusted EBITDA	$95.7	$53.9	$276.0	$130.5
Less:
Unrealized (gain) loss on derivative instruments	$9.7	$4.9	$(2.2)	$(23.5)
Realized loss on derivatives, not included in net loss or settled in a prior period	—	(4.8)	—	(9.2)
Amortization of turnaround costs	6.4	7.9	20.4	25.3
Impairment charges	—	—	0.4	33.4
Loss on sale of unconsolidated affiliate	—	—	—	113.9
Non-cash equity based compensation and other non-cash items	7.3	(2.2)	12.3	1.9
EBITDA	$72.3	$48.1	$245.1	$(11.3)
Less:
Interest expense	$47.4	$44.6	$135.8	$117.7
Depreciation and amortization	48.6	44.5	130.6	127.1
Income tax benefit	(0.1)	(7.6)	(1.1)	(7.1)
Net loss	$(23.6)	$(33.4)	$(20.2)	$(249.0)

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash used in operating activities:
Distributable Cash Flow	$116.9	$17.0
Add:
Replacement and environmental capital expenditures (1)	21.1	19.9
Cash interest expense (2)	128.2	110.5
Turnaround costs	11.3	8.7
Loss from unconsolidated affiliates	(0.4)	(18.5)
Income tax benefit	(1.1)	(7.1)
Adjusted EBITDA	$276.0	$130.5
Less:
Unrealized gain on derivative instruments	$(2.2)	$(23.5)
Realized loss on derivatives, not included in net loss or settled in a prior period	—	(9.2)
Amortization of turnaround costs	20.4	25.3
Impairment charges	0.4	33.4
Loss on sale of unconsolidated affiliate	—	113.9
Non-cash equity based compensation and other non-cash items	12.3	1.9
EBITDA	$245.1	$(11.3)
Add:
Unrealized gain on derivative instruments	$(2.2)	$(23.5)
Cash interest expense (2)	(128.2)	(110.5)
Asset impairment	0.4	33.4
Non-cash equity based compensation	8.4	3.9
Lower of cost or market inventory adjustment	(19.1)	(33.3)
Deferred income tax benefit	(0.2)	(0.4)
Loss from unconsolidated affiliates	0.4	18.5
Loss on sale of unconsolidated affiliates	—	113.4
Amortization of turnaround costs	20.4	25.3
Income tax benefit	1.1	7.1
Provision for doubtful accounts	0.2	0.4
Changes in assets and liabilities:
Accounts receivable	(155.1)	(69.8)
Inventories	8.0	16.3
Other current assets	(4.8)	(6.6)
Derivative activity	(0.3)	(18.1)
Turnaround costs	(11.3)	(8.7)
Other assets	(0.4)	(0.3)
Accounts payable	37.7	11.6
Accrued interest payable	2.9	24.1
Other current liabilities	(14.7)	8.3
Other, including changes in noncurrent liabilities	8.4	1.4
Net cash used in operating activities	$(3.3)	$(18.8)

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended September 30, 2017 and 2016
Sales. Sales increased $130.8 million, or 13.5%, to $1,097.4 million in the three months ended September 30, 2017, from $966.6 million in the same period in 2016. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2017	2016	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$148.8	$133.0	11.9%
Solvents	62.6	60.6	3.3%
Waxes	27.4	33.2	(17.5)%
Packaged and synthetic specialty products (1)	62.8	79.6	(21.1)%
Other (2)	4.2	9.3	(54.8)%
Total specialty products	$305.8	$315.7	(3.1)%
Total specialty products sales volume (in barrels)	2,262,000	2,315,000	(2.3)%
Average specialty products sales price per barrel	$135.19	$136.37	(0.9)%

Fuel products:
Gasoline	$260.5	$209.4	24.4%
Diesel	241.9	202.2	19.6%
Jet fuel	36.0	32.3	11.5%
Asphalt, heavy fuel oils and other (3)	182.3	158.2	15.2%
Hedging activities	—	14.5	(100.0)%
Total fuel products	$720.7	$616.6	16.9%
Total fuel products sales volume (in barrels)	11,191,000	10,699,000	4.6%
Average fuel products sales price per barrel (excluding hedging activities)	$64.40	$56.28	14.4%
Average fuel products sales price per barrel (including hedging activities)	$64.40	$57.63	11.7%

Total oilfield services	$70.9	$34.3	106.7%

Total sales	$1,097.4	$966.6	13.5%
Total specialty and fuel products sales volume (in barrels)	13,453,000	13,014,000	3.4%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

(2)	Represents fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Superior and San Antonio refineries to third-party customers.

The components of the $9.9 million decrease in specialty products segment sales for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Volume	$(7.2)
Sales price	(2.7)
Total specialty products segment sales decrease	$(9.9)

Specialty products segment sales decreased $9.9 million period over period, or 3.1%, primarily due to a decrease in sales volume and a decrease in the average selling price per barrel. Sales decreased $2.7 million compared to the third quarter 2016 due to a 0.9% decrease in the average selling price per barrel primarily as a result of lower average selling prices in waxes, partially offset by an increase in average selling price for lubricating oils and solvents due to market conditions, while the average cost of crude oil per barrel increased 6.7%. The decrease in sales volume is due primarily to lower sales volume of packaged and synthetic specialty products and solvents driven by temporary disruptions in the supply chain as a result of Hurricane Harvey and the implementation of our ERP system, partially offset by increased sales volume of lubricating oils due to market conditions.
The components of the $104.1 million increase in fuel products segment sales for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Sales price	$90.9
Volume	27.7
Hedging activities	(14.5)
Total fuel products segment sales increase	$104.1
Fuel products segment sales increased $104.1 million period over period, or 16.9%, primarily due to an increase in the average selling price per barrel and increased sales volume, partially offset by a $14.5 million decrease in realized derivative gains recorded in sales on our fuel products. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) increased $8.12, or 14.4%, resulting in a $90.9 million increase in sales, compared to a 12.8% increase in the average cost of crude oil per barrel. The increase in the average selling price per barrel is primarily due to market conditions. Sales volume increased 4.6% primarily due to increased sales volume of gasoline and diesel as a result of Hurricane Harvey and increased sales volume of asphalt due to market conditions.
Oilfield services segment sales increased $36.6 million period over period, or 106.7%, primarily due to higher sales volume driven by an increase in rig count. Our rig count increased 98% primarily as a result of a 97.0% increase in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Increases in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2017, which resulted in a favorable impact on our sales in 2017.
Gross Profit. Gross profit increased $41.2 million, or 37.4%, to $151.5 million in the three months ended September 30, 2017, from $110.3 million in the same period in 2016. Gross profit for our specialty products, fuel products and oilfield services segments were as follows:

	Three Months Ended September 30,
	2017	2016	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$69.7	$81.0	(14.0)%
Percentage of sales	22.8%	25.7%
Specialty products gross profit per barrel	$30.81	$34.99	(11.9)%
Fuel products:
Gross profit excluding hedging activities	$58.0	$19.8	192.9%
Hedging activities	—	2.2	(100.0)%
Gross profit	$58.0	$22.0	163.6%
Percentage of sales	8.0%	3.6%
Fuel products gross profit per barrel (excluding hedging activities)	$5.18	$1.85	180.0%
Fuel products gross profit per barrel (including hedging activities)	$5.18	$2.06	151.5%
Oilfield services:
Gross profit	$23.8	$7.3	226.0%
Percentage of sales	33.6%	21.3%
Total gross profit	$151.5	$110.3	37.4%
Percentage of sales	13.8%	11.4%

The components of the $11.3 million decrease in specialty products segment gross profit for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2016 reported gross profit	$81.0
Cost of materials	(16.8)
Operating costs	(3.8)
Volume	(2.9)
Sales price	(2.7)
LCM inventory adjustment	14.9
Three months ended September 30, 2017 reported gross profit	$69.7
The decrease in specialty products segment gross profit of $11.3 million for the three months ended September 30, 2017, as compared to the same period in 2016, was due primarily to increased cost of materials, a decrease in the average selling price per barrel and increased operating costs, partially offset by a $14.9 million decrease in the unfavorable LCM inventory adjustment. Sales price and cost of materials, net, decreased gross profit by $19.5 million, as the average selling price per barrel decreased 0.9%, and the average cost of crude oil per barrel increased 6.7%. The decrease in sales volume is due primarily to lower sales volume of packaged and synthetic specialty products and solvents driven by temporary disruptions in the supply chain as a result of Hurricane Harvey and the implementation of our ERP system, partially offset by increased sales volume of lubricating oils due to market conditions. The increase in operating costs was primarily due to increased depreciation and amortization and increased wages and benefits, partially offset by decreased repairs and maintenance.
The components of the $36.0 million increase in fuel products segment gross profit for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2016 reported gross profit	$22.0
Sales price	90.9
Volume	5.6
LCM inventory adjustment	3.7
Cost of materials	(54.0)
Operating costs	(5.8)
Hedging activities	(2.2)
RINs expense	(2.2)
Three months ended September 30, 2017 reported gross profit	$58.0
The increase in fuel products segment gross profit of $36.0 million for the three months ended September 30, 2017, as compared to the same period in 2016, was due primarily to widening crack spreads, increased sales volume and a $3.7 million decrease in the unfavorable LCM inventory adjustment, partially offset by increased operating costs and increased RINs expense. During the third quarter 2017 period, the average cost of crude oil per barrel increased 12.8% and the average selling price per barrel (excluding the impact of hedging activities reflected in sales) increased by 14.4%. The $2.2 million increase in RINs expense primarily resulted from increased production, partially offset by decreased RINs market pricing. The increase in operating costs was primarily due to increased repairs and maintenance and increased depreciation and amortization expense. The increase in sales volume is due primarily to increased sales volume of gasoline and diesel as a result of Hurricane Harvey and more efficient operations and increased sales volume of asphalt due to market conditions.
The increase in oilfield services segment gross profit of $16.5 million for the three months ended September 30, 2017, as compared to the same period in 2016, was due primarily to increased sales volume driven by an increase in rig count and a $3.6 million increase in the favorable LCM inventory adjustment. Increases in crude oil and natural gas prices resulted in an improvement in our customers’ drilling and production activities, which had a favorable impact on gross profit in 2017. In addition, the continued increase in crude oil prices created pricing expansion in the basins in which we operate.
Selling. Selling expenses increased $1.8 million, or 6.9%, to $28.0 million in the three months ended September 30, 2017, from $26.2 million in the same period in 2016. The increase was due primarily to a $4.4 million increase in contract services primarily as a result of increased rig count, partially offset by a decrease of $1.5 million in depreciation and amortization, a $0.7 million decrease in advertising expense and a $0.5 million decrease in salaries and benefits.
General and administrative. General and administrative expenses increased $13.4 million, or 47.5%, to $41.6 million in the three months ended September 30, 2017, from $28.2 million in the same period in 2016. The increase was primarily due to a $9.4 million increase in incentive compensation costs and a $4.1 million increase in professional fees expense primarily related to the implementation of our new ERP system.
Transportation. Transportation expenses decreased $6.1 million, or 14.5%, to $36.1 million in the three months ended September 30, 2017, from $42.2 million in the same period in 2016. This decrease was due primarily to decreased freight rates and decreased specialty products sales volume, partially offset by increased drilling and production activities by our customers in the oilfield services segment.
Interest expense. Interest expense increased $2.8 million, or 6.3%, to $47.4 million in the three months ended September 30, 2017, from $44.6 million in the same period in 2016, due primarily to an increase in interest related to the Supply and Offtake Agreements (defined below), partially offset by the repayment of the related party note payable in 2016.
Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	(In millions)
Derivative gain reflected in sales	$—	$14.5
Derivative loss reflected in cost of sales	—	(9.7)
Derivative gain reflected in gross profit	$—	$4.8

Realized loss on derivative instruments	$(2.3)	$(1.8)
Unrealized loss on derivative instruments	(9.7)	(4.9)
Total derivative loss reflected in the unaudited condensed consolidated statements of operations	$(12.0)	$(1.9)
Total loss on commodity derivative settlements	$(2.3)	$(1.8)
Loss on derivative instruments. Loss on derivative instruments increased $5.3 million to $12.0 million in the three months ended September 30, 2017, from $6.7 million in the prior year period. The change was primarily due to a $4.8 million increase in unrealized losses and a $0.5 million increase in realized losses. The increase in realized losses was primarily related to settlements of derivative instruments used to economically hedge crack spreads, crude oil and natural gas swaps. The increase in unrealized losses was primarily related to market conditions associated with derivative instruments used to economically hedge gasoline and diesel crack spreads and crude oil that are not classified as hedges for accounting purposes and an increase related to the derivatives associated with the Supply and Offtake Agreements (defined below).
Income tax benefit. Income tax benefit decreased $7.5 million to $0.1 million in the three months ended September 30, 2017, from a benefit of $7.6 million in the prior year period. The change was due primarily to a state income tax refund received in the 2016 period.

Changes in Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Sales. Sales increased $413.2 million, or 15.6%, to $3,065.7 million in the nine months ended September 30, 2017, from $2,652.5 million in the same period in 2016. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2017	2016	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$453.2	$408.5	10.9%
Solvents	198.7	177.6	11.9%
Waxes	87.4	96.7	(9.6)%
Packaged and synthetic specialty products (1)	224.3	237.1	(5.4)%
Other (2)	22.5	28.9	(22.1)%
Total specialty products	$986.1	$948.8	3.9%
Total specialty products sales volume (in barrels)	7,272,000	7,435,000	(2.2)%
Average specialty products sales price per barrel	$135.60	$127.61	6.3%

Fuel products:
Gasoline	$736.1	$599.6	22.8%
Diesel	658.9	548.6	20.1%
Jet fuel	106.4	81.5	30.6%
Asphalt, heavy fuel oils and other (3)	392.5	340.4	15.3%
Hedging activities	—	45.6	(100.0)%
Total fuel products	$1,893.9	$1,615.7	17.2%
Total fuel products sales volume (in barrels)	30,678,000	30,943,000	(0.9)%
Average fuel products sales price per barrel (excluding hedging activities)	$61.73	$50.74	21.7%
Average fuel products sales price per barrel (including hedging activities)	$61.73	$52.22	18.2%

Total oilfield services	$185.7	$88.0	111.0%

Total sales	$3,065.7	$2,652.5	15.6%
Total specialty and fuel products sales volume (in barrels)	37,950,000	38,378,000	(1.1)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray, Calumet Packaging and Missouri facilities.

(2)	Represents fuels and asphalt produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Superior, San Antonio and Shreveport refineries to third-party customers.

The components of the $37.3 million increase in specialty products segment sales for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Sales price	$58.1
Volume	(20.8)
Total specialty products segment sales increase	$37.3

Specialty products segment sales increased $37.3 million period over period, or 3.9%, primarily due to an increase in the average selling price per barrel, partially offset by lower sales volume. Sales increased $58.1 million compared to the same period in 2016 due to a 6.3% increase in the average selling price per barrel, primarily as a result of increased lubricating oils and solvents average selling prices due to market conditions, while the average cost of crude oil per barrel increased 18.8%. The decrease in sales volume is due primarily to lower sales volume of solvents and waxes, partially offset by higher sales volume of packaged and synthetic specialty products due to market conditions.
The components of the $278.2 million increase in fuel products segment sales for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Sales price	$337.2
Hedging activities	(45.6)
Volume	(13.4)
Total fuel products segment sales increase	$278.2
Fuel products segment sales increased $278.2 million period over period, or 17.2%, primarily due to an increase in the average selling price per barrel, partially offset by a $45.6 million decrease in realized derivative gains recorded in sales on our fuel products and decreased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) increased $10.99, or 21.7%, resulting in a $337.2 million increase in sales, compared to a 23.7% increase in the average cost of crude oil per barrel. The increase in the average selling price per barrel is primarily due to market conditions. Sales volume decreased 0.9% primarily due to decreased sales volume of diesel, partially offset by increased sales volume of gasoline and jet fuel primarily due to market conditions and turnaround activities at the Superior refinery during the second quarter 2017.
Oilfield services segment sales increased $97.7 million period over period, or 111.0%, primarily due to increased sales volume driven by an increase in rig count. Our rig count increased 90% primarily as a result of a 79% increase in the U.S. land-based rig count. Currently, we sell to approximately 10% of the U.S. land-based rigs. Increases in crude oil and natural gas prices impacted our customers’ drilling and production activities during 2017, resulting in an increase in net sales year-over-year.
Gross Profit. Gross profit increased $123.6 million, or 37.7%, to $451.4 million in the nine months ended September 30, 2017, from $327.8 million in the same period in 2016. Gross profit for our specialty, fuel products and oilfield services segments was as follows:

	Nine Months Ended September 30,
	2017	2016	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$255.0	$278.8	(8.5)%
Percentage of sales	25.9%	29.4%
Specialty products gross profit per barrel	$35.07	$37.50	(6.5)%
Fuel products:
Gross profit excluding hedging activities	$145.9	$27.2	436.4%
Hedging activities	—	7.8	(100.0)%
Gross profit	$145.9	$35.0	316.9%
Percentage of sales	7.7%	2.2%
Fuel products gross profit per barrel (excluding hedging activities)	$4.76	$0.88	440.9%
Fuel products gross profit per barrel (including hedging activities)	$4.76	$1.13	321.2%
Oilfield services:
Gross profit	$50.5	$14.0	260.7%
Percentage of sales	27.2%	15.9%
Total gross profit	$451.4	$327.8	37.7%
Percentage of sales	14.7%	12.4%

The components of the $23.8 million decrease in specialty products segment gross profit for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2016 reported gross profit	$278.8
Cost of materials	(60.9)
Volume	(9.3)
LCM inventory adjustment	(7.0)
Operating costs	(4.7)
Sales price	58.1
Nine months ended September 30, 2017 reported gross profit	$255.0
The decrease in specialty products segment gross profit of $23.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to increased cost of materials, decreased sales volume and a $7.0 million decrease in the favorable LCM inventory adjustment, partially offset by an increase in the average selling price per barrel. Sales price and cost of materials, net, decreased gross profit by $2.8 million, as the average selling price per barrel increased 6.3%, while the average cost of crude oil per barrel increased 18.8%. The decrease in sales volume is due primarily to lower sales volume of solvents and waxes, partially offset by higher sales volume of packaged and synthetic specialty products due to market conditions. The increase in operating costs was primarily due to increased depreciation and amortization and increased wages and benefits, partially offset by decreased repairs and maintenance.
The components of the $110.9 million increase in fuel products segment gross profit for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2016 reported gross profit	$35.0
Sales price	337.2
RINs expense	86.3
Cost of materials	(283.0)
Operating costs	(10.9)
LCM inventory adjustment	(8.1)
Hedging activities	(7.8)
Volume	(2.8)
Nine months ended September 30, 2017 reported gross profit	$145.9
The increase in fuel products segment gross profit of $110.9 million for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to widening crack spreads and an $86.3 million decrease in RINs expense, partially offset by decreased sales volume, increased operating costs, an $8.1 million decrease in the favorable LCM inventory adjustment and a $7.8 million decrease in realized derivative gains on our fuel products. During the 2017 period, the average cost of crude oil per barrel increased 23.7%, while the average selling price per barrel (excluding the impact of hedging activities reflected in sales) increased by 21.7%. The $86.3 million decrease in RINs expense primarily resulted from a reduction of the RINs liability as result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for certain of our refineries for the 2016 calendar year and decreased RINs market pricing. The $10.9 million increase in operating costs was primarily due to increased utilities, increased depreciation and amortization and increased repairs and maintenance.
The increase in oilfield services segment gross profit of $36.5 million for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to increased sales volume driven by an increase in rig count and a $0.9 million increase in the favorable LCM inventory adjustment. Increases in crude oil and natural gas prices resulted in improvement in our customers’ drilling and production activities, which had a favorable impact on our gross profit in 2017. In addition, the continued increase in crude oil prices created pricing expansion in the basins in which we operate.
Selling. Selling expenses increased $0.8 million, or 1.0% to $83.7 million in the nine months ended September 30, 2017, from $82.9 million in the same period in 2016. The increase was primarily due to an $11.6 million increase in contract services primarily as a result of increased rig count, partially offset by a $4.7 million decrease in salaries and benefits primarily as a result of workforce reductions, a $4.3 million decrease in depreciation and amortization and a $1.4 million decrease in advertising expenses.
General and administrative. General and administrative expenses increased $26.4 million, or 32.8%, to $107.0 million in the nine months ended September 30, 2017, from $80.6 million in the same period in 2016. The increase was primarily due to a $21.3 million increase in incentive compensation costs, a $5.1 million increase in professional fees primarily related to the implementation of our new ERP system and a $2.0 million increase in salaries and benefits, partially offset by a $2.5 million decrease in depreciation and amortization.
Transportation. Transportation expenses decreased $8.6 million, or 6.8%, to $117.8 million in the nine months ended September 30, 2017, from $126.4 million in the same period in 2016. This decrease was primarily due to decreased freight rates and decreased specialty products sales volume, partially offset by increased drilling and production activities by our customers in the oilfield services segment.
Asset impairment. Asset impairment decreased $33.0 million, or 98.8%, to $0.4 million in nine months ended September 30, 2017, from $33.4 million in same period in 2016. The change was primarily due to a goodwill impairment charge of $33.4 million in the 2016 period related to the fuel products segment. The impairment charge was primarily a result of the reduced outlook on crack spreads.
Interest expense. Interest expense increased $18.1 million, or 15.4%, to $135.8 million in the nine months ended September 30, 2017, from $117.7 million in the same period in 2016, primarily due to an increase in the amount of our outstanding long-term debt, higher interest rates on senior secured notes issued in April 2016 compared to other outstanding long-term debt, an increase in interest related to the Supply and Offtake Agreements (defined below) and decreased capitalized interest as a result of decreased capital spending.
Derivative activity. The following table details the impact of our derivative instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Derivative gain reflected in sales	$—	$45.6
Derivative loss reflected in cost of sales	—	(36.4)
Derivative gain reflected in gross profit	$—	$9.2

Realized loss on derivative instruments	$(7.2)	$(20.1)
Unrealized gain on derivative instruments	2.2	23.5
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$(5.0)	$12.6
Total loss on commodity derivative settlements	$(7.2)	$(20.1)
Gain (loss) on derivative instruments. Gain (loss) on derivative instruments decreased $8.4 million to a loss of $5.0 million in the nine months ended September 30, 2017, from a gain of $3.4 million in the prior year period. The change was primarily due to a $21.3 million decrease in unrealized gains, partially offset by a $12.9 million decrease in realized losses. The decrease in unrealized gains was primarily related to market conditions associated with derivative instruments used to economically hedge natural gas, crack spreads and crude oil that are not classified as hedges for accounting purposes, partially offset by an increase related to the derivatives associated with the Supply and Offtake Agreements (defined below). The decrease in realized losses was primarily related to settlements of derivative instruments used to economically hedge natural gas, crude oil and crack spreads that are not classified as hedges for accounting purposes.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates decreased $18.1 million to $0.4 million in the nine months ended September 30, 2017, from $18.5 million in the same period in 2016, primarily due to the sale of our 50% interest in Dakota Prairie Refining, LLC (“Dakota Prairie”) in June 2016.
Loss on sale of unconsolidated affiliates. Loss on sale of unconsolidated affiliates was $113.4 million in the nine months ended September 30, 2016. The loss on sale of unconsolidated affiliates was primarily due to the $113.9 million loss on sale of Dakota Prairie in June 2016. There was no comparable activity in the nine months ended September 30, 2017.
Income tax benefit. Income tax benefit decreased $6.0 million to $1.1 million in the nine months ended September 30, 2017, from $7.1 million in the prior year period. The change was due primarily to a state income tax refund received in the 2016 period.

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
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2016 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 7 — “Inventory Financing Agreements” and Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.
Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions to our limited partners and general partner and debt service. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash used in operating activities	$(3.3)	$(18.8)
Net cash used in investing activities	(45.6)	(127.4)
Net cash provided by financing activities	71.2	158.4
Net increase in cash and cash equivalents	$22.3	$12.2
Operating Activities. Operating activities used cash of $3.3 million during the nine months ended September 30, 2017, compared to using cash of $18.8 million during the same period in 2016. The change is primarily due to a decrease in net loss of $228.8 million, partially offset by increased working capital requirements of $93.5 million and a decrease of non-cash items of $119.8 million. Working capital increases were primarily driven by increased accounts receivable related to timing as a result of our ERP implementation and decreased other liabilities due to decreased RINs costs, partially offset by increased accounts payable related to timing of payments as a result of our ERP implementation and increased accrued salaries, wages and benefits as a result of incentive compensation costs.
Investing Activities. Cash used in investing activities decreased to $45.6 million during the nine months ended September 30, 2017, compared to $127.4 million used during the prior year period. The decrease is primarily due to a decrease in capital expenditures of $71.7 million primarily due to the completion of several capital improvement projects in 2016 and decreased net investments in unconsolidated affiliates of $12.0 million.
Financing Activities. Financing activities provided cash of $71.2 million in the nine months ended September 30, 2017, compared to $158.4 million during the prior year period. This decrease is primarily due to net proceeds from the private placement of senior notes of $383.0 million in 2016 with no comparable transaction in 2017, partially offset by $91.6 million of proceeds from inventory financing agreements in 2017, decreased repayments on the revolving credit facility of $100.8 million, a decrease in distributions to unitholders of $57.4 million and repayment on the related party debt of $55.4 million in 2016.
Supply and Offtake Agreements
On March 31, 2017, we entered into several agreements with Macquarie Energy North America Trading Inc. (“Macquarie”) to support the operations of our Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). The Great Falls Supply and Offtake Agreements expire on October 31, 2019. On July 27, 2017, we amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
On June 19, 2017, we entered into several agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements”, and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). The Shreveport Supply and Offtake Agreements expire on June 30, 2020; however, Macquarie has the option to terminate the Shreveport Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
At the commencement of the Great Falls Supply and Offtake Agreements, we sold to Macquarie inventory comprised of 652,000 barrels of crude oil and refined products valued at $32.2 million.
At the commencement of the Shreveport Supply and Offtake Agreements, we sold to Macquarie inventory comprised of 987,000 barrels of crude oil and refined products valued at $54.8 million.
In addition, we incurred approximately $3.1 million of costs related to the Supply and Offtake Agreements.
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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures, turnaround capital expenditures and joint venture contributions in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Capital improvement expenditures	$19.3	$57.3
Replacement capital expenditures	14.3	14.5
Environmental capital expenditures	6.8	5.4
Turnaround capital expenditures	11.3	8.7
Joint venture contributions, net (1)	—	12.0
Total	$51.7	$97.9

(1)	Includes proceeds from sale of unconsolidated affiliates.
We estimate our capital expenditures will be between $85 million and $95 million in 2017. In addition, we estimate our capital expenditures will be between $80 million and $90 million in 2018. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of September 30, 2017, our primary debt and credit instruments consisted of a:

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
We were in compliance with all covenants under the debt instruments in place as of September 30, 2017 and believe we have adequate liquidity to conduct our business.
Short Term Liquidity
As of September 30, 2017, our principal sources of short-term liquidity were (i) $386.2 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $26.5 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the revolving credit facility and agreed upon by us and the Agent (as defined in the revolving credit agreement). On September 30, 2017, we had availability on our revolving credit facility of approximately $386.2 million, based on a borrowing base of approximately $486.6 million, $100.3 million in outstanding standby letters of credit and $0.1 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of fifteen lenders with total commitments of $900.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. During the quarter ended September 30, 2017, the maximum revolving credit facility borrowing was $55.0 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended September 30, 2017, availability for additional borrowings under our revolving credit facility was approximately $297.2 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to the prime rate plus a basis points margin or the LIBOR rate plus a basis points margin, at our option. As of September 30, 2017, this margin was 50 basis points for prime rate loans and 150 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility during the preceding fiscal quarter.
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
For additional information regarding our revolving credit facility, see Note 8 of Part I, Item 1 “Financial Statements — Long-Term Debt” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes, other than the 2021 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2017 and December 31, 2016, we had $400.0 million in 2021 Secured Notes, $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt and, in the case of the 2021 Secured Notes, our unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2017, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 1.7 to 1.0.
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
For additional information regarding our senior notes, see Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 7 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2016 Annual Report.

Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured, on a ratable basis with the 2021 Secured Notes, by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of September 30, 2017. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of September 30, 2017, at current maturities and reflecting only those line items that have materially changed since December 31, 2016, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$750.7	$167.6	$327.6	$183.6	$71.9
Operating lease obligations (2)	118.6	36.6	47.5	20.4	14.1
Letters of credit (3)	100.3	100.3	—	—	—
Purchase commitments (4)	1,233.5	553.9	548.2	42.0	89.4
Employment agreements (5)	2.1	2.0	0.1	—	—
Financing activities:
Obligations under inventory financing agreements	95.4	95.4	—	—	—
Capital lease obligations	44.7	2.9	2.4	2.1	37.3
Long-term debt obligations, excluding capital lease obligations	1,982.0	1.4	3.0	1,652.6	325.0
Total obligations	$4,327.3	$960.1	$928.8	$1,900.7	$537.7

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

(5)
Certain employment agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts assume the contracts are not terminated prior to their expiration.

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. Based upon the Base Volume, we expect to purchase $42.2 million of feedstock for the LVT unit in each fiscal year of the term based on pricing estimates as of September 30, 2017. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures for the remainder of 2017, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the three and nine months ended September 30, 2017.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II, Item 7A in our 2016 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to derivative instruments and hedging activities.
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

The following table provides a summary of the implied crack spreads of gasoline swaps, diesel swaps, crude oil swaps, gasoline crack spread swaps and diesel crack spread swaps on a combined basis as of September 30, 2017 in our fuel products segment:

Crack Spread Swap Contracts by Expiration Dates	Barrels	BPD	Average Implied Crack Spread ($/Bbl)
Fourth Quarter 2017	2,390,000	25,978	$15.57
Calendar Year 2018	1,680,000	4,603	$14.94
Total	4,070,000
Average price			$15.31
We have entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. The following table provides a summary of crude oil basis swap contracts as of September 30, 2017 in our fuel products segment:

Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Fourth Quarter 2017	644,000	7,000	$(13.22)
Total	644,000
Average differential			$(13.22)
We have entered into derivative instruments to secure a percentage differential on WCS crude oil to NYMEX WTI. The following table provides a summary of crude oil percentage basis swap contracts related to crude oil purchases as of September 30, 2017 in our fuel products segment:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Fourth Quarter 2017	276,000	3,000	72.3%
Total	276,000
Average percentage			72.3%

The following table provides a summary of natural gas swaps as of September 30, 2017 in our specialty products segment:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	$/MMBtu
Fourth Quarter 2017	960,000	$3.72
Total	960,000
Average price		$3.72
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
We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded at fair value at settlement due to the volatility of commodity prices. Holding all other variables constant, we expect a $1.00 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of September 30, 2017:

In millions
Crude oil swaps	$0.3
Crude oil basis swaps	$0.6
Crude oil percentage basis swaps	$0.3
Natural gas swaps	$1.0
Gasoline crack spread swaps	$(2.0)
Gasoline swaps	$(0.1)
Diesel crack spread swaps	$(2.0)
Diesel swaps	$(0.1)
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
Holding other variables constant (RINs requirements), a $1.00 increase in the price of RINs as of September 30, 2017, would be expected to have a negative impact on net loss for 2017 of approximately $89.3 million.
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
For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes on this fixed rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of September 30, 2017 and December 31, 2016, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Secured Notes	$464.1	$386.8	$458.8	$384.5
2021 Notes	$881.8	$891.9	$763.9	$890.2
2022 Notes	$344.7	$344.5	$296.0	$343.7
2023 Notes	$317.4	$319.0	$274.2	$318.3
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $900.0 million revolving credit facility as of September 30, 2017, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $0.1 million and $10.2 million of variable rate debt as of September 30, 2017 and December 31, 2016, respectively. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of September 30, 2017, would have an immaterial impact on net loss and cash flows for the 2017 period.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as described below.
During the quarter ended September 30, 2017, we identified two material weaknesses in internal control over financial reporting that pertain to the following:
•The ineffective design and implementation of effective controls with respect to the implementation of our enterprise resource planning (“ERP”) system consistent with our financial reporting requirements.  Specifically, management did not exercise sufficient corporate governance and oversight, design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity, or provide sufficient end user training to our employees to ensure that our employees could effectively operate the system and carry out their responsibilities.
•The ineffective design and maintenance of information technology (“IT”) general controls for the ERP system that are relevant to the preparation of our financial statements. Specifically, we did not (i) maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data; and (ii) maintain program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records were tested, approved and implemented appropriately.
These material weaknesses resulted in not having adequate automated and manual controls designed and in place and not achieving the intended operating effectiveness of controls and could result in misstatements impacting all financial statement accounts and disclosures, which would not be prevented or detected. Additionally, these material weaknesses delayed the Company’s ability to close the books and file their September 30, 2017 Form 10-Q in a timely manner.
Planned Remediation Efforts to Address Material Weaknesses
In order to remediate these material weaknesses and further strengthen the overall controls surrounding information systems, we are taking the following steps to improve the overall processes and controls:
•Corporate Governance and Oversight - We hired a new Chief Accounting Officer in September 2017 who has significant SAP and ERP implementation experience to help enhance the capabilities of existing management to oversee the ongoing work being completed to help stabilize the ERP system and oversee the key enhancements needed to enable us to realize the value of the system. We are seeking to augment this capability by hiring an experienced ERP change management person to drive the changes that will be required to realize the value from the system. We have further re-organized the IT organization to better equip the team to manage the changes that will be required to enhance the ERP system.
•Data Integrity and Data Conversion - We continue to perform validations on data included in the new ERP system.
•End User Training - To reinforce the importance of our control environment across the company, we are developing and providing additional training to employees to enhance their understanding of the new ERP system so that they can effectively operate the system.
•User Access IT General Controls - We are addressing segregation of duties conflicts in addition to developing controls so that appropriate system access rights are granted to system users and controls related to routine reviews of user system access. In addition, we have implemented a new delegation of authority policy.
•Program Change IT General Controls - We are developing a more robust process for the initiation, testing and approval of change activities.
The Company started the remediation process outlined above prior to September 30, 2017.
(b) Changes in Internal Control over Financial Reporting
On September 1, 2017, we implemented an ERP system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational interruptions and the two material weaknesses identified above. We believe we have developed an appropriate plan to remediate and have begun our remediation efforts related to the material weaknesses.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2016 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2016 Annual Report, in Part II, Item 1A “Risk Factors” in our Q2 Quarterly Report other than with respect to the risk factors discussed below.
Implementation of our new enterprise resource planning system has adversely impacted and could continue to negatively affect our business.
We rely extensively on information systems and technology to manage our business and summarize our operating results. We have implemented a new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations, including processing sales orders and invoicing, inventory control, purchasing and supply chain management, human resources, and financial reporting. The new ERP system was deployed for use throughout our company in the third quarter of 2017. Implementing a new ERP system is costly, and has required, and will continue to require, the investment of significant personnel and financial resources. In addition, a new ERP system involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. In particular, the implementation of our ERP system has resulted in operating and reporting disruptions during the course of utilizing and fine-tuning our new ERP system, including limitations on our ability to ship and bill customers, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines.
Failure to properly or adequately address any issues with the new system could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible continued disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.
We have identified two material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.
As discussed above, during the quarter ended September 30, 2017, we identified material weaknesses in internal control over financial reporting that pertain to (1) the ineffective design and implementation of effective controls with respect to the implementation of our ERP system consistent with our financial reporting requirements and (2) the design and maintenance of information technology general controls for information systems that are relevant to the preparation of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.
Although we have developed and are implementing a plan to remediate these material weaknesses and believe, based on our evaluation to date, that these material weaknesses will be remediated in a timely fashion, we cannot assure you that this will occur within a specific timeframe. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our unaudited condensed consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.
Our Supply and Offtake Agreements with Macquarie include provisions for early termination and could represent a refinancing risk.
When we executed the Supply and Offtake Agreements, the inventories associated with such agreements were taken out of our revolving credit facility borrowing base. As such, these inventories are not part of our revolving credit facility. Should Macquarie choose to exercise its option to terminate the Supply and Offtake Agreements by giving nine months’ notice of such termination, we would need to seek alternative sources of financing, including putting the inventory back into our revolving credit facility, to meet our obligation to repurchase the inventory at then current market prices. Should we be unable to include the inventory in our borrowing base, we could suffer significant reductions in liquidity when Macquarie terminates the Supply and Offtake Agreements and we have to repurchase the inventories.
Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk.
We have Supply and Offtake Agreements with Macquarie, pursuant to which Macquarie will intermediate crude oil supplies and refined product inventories at our Great Falls and Shreveport refineries. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, which may be terminated by Macquarie by giving nine months’ notice, we are obligated in certain scenarios to repurchase all crude oil and refined product inventories then owned by Macquarie and located at the specified storage facilities at then current market prices. Relying on Macquarie’s ability to honor its supply and offtake obligations exposes us to Macquarie’s credit and business risks. An adverse change in Macquarie’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity and, as a result, our business and operating results. In addition, we may be required to use substantial capital to repurchase crude oil and refined product inventories from Macquarie upon termination of the agreements, which could have a material adverse effect on our business, results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits of this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	December 28, 2017	By:	/s/ D. West Griffin
D. West Griffin
Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Accounting and Financial Officer)
(Authorized Person and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

2.1
Membership Interest Purchase Agreement dated as of August 11, 2017, by and between Calumet Lubricants Co., Limited Partnership and Husky Superior Refining Holding Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the commission on August 14, 2017 (File No. 000-51734)).

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

10.1
Buyer Parent Guaranty, dated as of August 11, 2017, by and between Husky Oil Operations Limited and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2017 (File No. 000-51734)).

10.2*†	First Amendment to the Form of Award Agreement.

31.1*	Sarbanes-Oxley Section 302 certification of Timothy Go.

31.2*	Sarbanes-Oxley Section 302 certification of D. West Griffin.

32.1**	Section 1350 certification of Timothy Go and D. West Griffin.

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Identifies management contract and compensatory plan arrangements.