Form 10-K
period 2017-12-31
Calumet Specialty Products Partners, L.P.
filed 2018-04-02
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐      No ☑
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $256.5 million on June 30, 2017, based on $4.25 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.
On April 2, 2018, there were 76,905,657 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2017 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iii) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard, including the prices paid for Renewable Identification Numbers (“RINs”), (iv) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (v) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (vi) our access to inventory financing under our supply and offtake agreements, (vii) our ability to remediate the identified material weaknesses and further strengthen the overall controls surrounding information systems and (viii) the future effectiveness of our new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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

PART I
Items 1 and 2. Business and Properties
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas, New Jersey and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of specialty and fuel products, throughout the United States (“U.S.”). Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, TruFuel and Quantum brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and heavy fuel oils, and from time to time resell purchased crude oil to third party customers. As a result of the sale of Anchor Drilling Fluids USA, LLC (“Anchor”) in November 2017, we classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. For the year ended December 31, 2017, approximately 64.1% of our continuing operations gross profit and approximately 59.3% of our continuing operations Adjusted EBITDA were generated from our specialty products segment and approximately 35.9% of our continuing operations gross profit and approximately 40.7% of our continuing operations Adjusted EBITDA were generated from our fuel products segment. We consider our specialty products segment our core business.
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
Storage, Distribution and Logistics Assets. We own and operate product terminals in Burnham, Illinois (“Burnham”) and Elmendorf, Texas (“Elmendorf”) with aggregate storage capacities of approximately 150,000 barrels and 200,000 barrels, respectively. The Burnham terminal, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, West Coast and Mid-Continent regions of the U.S. and Canada. The Elmendorf terminal is a key supply hub for the San Antonio refinery and provides reliable access to high quality crude oil from Texas, primarily the Eagle Ford shale formation.

We also use approximately 2,200 leased railcars to receive crude oil or distribute our products throughout the U.S. and Canada. In total, we have approximately 8.7 million barrels of aggregate storage capacity at our facilities and leased storage locations.
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

•
Concentrate on Stable Cash Flows. We intend to continue to focus on operating assets and businesses that generate stable cash flows. Approximately 64.1% of our continuing operations gross profit and 59.3% of our continuing operations Adjusted EBITDA in 2017 were generated by the sale of specialty products, a segment of our business which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our fuel products segment, which accounted for 35.9% of our continuing operations gross profit and 40.7% of our continuing operations Adjusted EBITDA in 2017, we seek to mitigate our exposure to fuel products margin volatility by generally maintaining a fuel products hedging program for crude oil basis differentials and fuel product crack spreads. In the future, we intend to shift more of our focus to our specialty products business to further reduce our exposure to commodity price volatility.

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

•
Enhance Profitability of Our Existing Assets. We have increased our focus on identifying opportunities to improve our existing asset base and to increase our throughput, profitability and cash flows. Historical examples include projects designed to maximize the profitability of our acquired assets, such as the increase of production capacity at our Great Falls refinery from 10,000 bpd to 25,000 bpd, which was completed in February 2016 and during 2017, the expansion of our TruFuel packaging line through the installation of a new filler line dedicated to filling gallon containers. Prior to the TruFuel packaging line expansion, we had only one filler line which required the line to be shut down prior to converting from quarts to gallons which reduced total run time on the line. Both filler lines are now utilized and we are able to meet customer demand and avoid substantial downtime encountered with the previous packaging line. We intend to further increase the profitability of our existing asset base through various low capital requirement measures which may include changing the product mix of our processing units, debottlenecking units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. We also are increasing our focus on optimizing current operations through self-help initiatives and organic growth projects including improving reliability, product quality enhancements, product yield improvements and energy savings initiatives.

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

Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•
We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of approximately 3,700 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. A contributing factor in our ability to produce numerous specialty products is our ability to ship products between our facilities for product upgrading in order to meet customer specifications.

•
We Have Strong Relationships with a Broad Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier more difficult. Our customer base includes more than 4,000 active accounts and we are continually seeking new customers. No single customer accounted for more than 10% of our consolidated sales in each of the three years ended December 31, 2017, 2016 and 2015.

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
Our acquisition program targets properties that management believes will be financially accretive, and we intend to focus in particular on strategic acquisitions of specialty products assets that leverage existing core competencies and/or that have an identifiable competitive advantage we can exploit as the new owner.
As part of our portfolio strategy, we continuously evaluate our portfolio which allows an objective assessment of potential divestiture candidates that are non-core to our business and which are worth more to a strategic buyer than to us. The combination of acquisition and divestment activity intends to maximize our return on invested capital by creating and maintaining a portfolio of core assets with significant potential to generate more stable and growing cash flows, optimize our assets, improve our operating efficiency and capture increased feedstock advantages.
As we continue to seek to optimize our asset portfolio, which may include the divestiture of certain non-core assets, we intend to redeploy capital into projects to develop assets that are better suited to our core specialty products business strategy. In the past, we have invested in growth projects and joint ventures, some of which management believes in hindsight were not in line with our strategic objectives. For example, several growth projects, such as the Dakota Prairie Refining, LLC (“Dakota Prairie”) refinery joint venture, required significant upfront capital, which we financed, and had multiyear lead times, increasing our leverage and limiting our ability to grow our quarterly distributions to unitholders during that time. These projects were in process during periods in which market dynamics and return profiles changed dramatically.
During 2016 and 2017, we completed the following divestitures:

•
In November 2017, we sold the Superior, Wisconsin refinery (“Superior Refinery”) and associated inventories, the Superior Refinery’s wholesale marketing business and related assets, including certain owned and leased product terminals, and certain crude gathering assets and line space in North Dakota for total consideration of $533.1 million. See Note 4 “Divestitures” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

•
In November 2017, we sold Anchor, for total consideration of approximately $89.6 million. We have classified the results of operations for Anchor as discontinued operations for all periods presented. See Note 3 “Discontinued Operations” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

•
In June 2016, we sold our 50% equity interest in Dakota Prairie for total of consideration of $28.5 million, which was offset by our repayment of $36.0 million in borrowings under Dakota Prairie’s revolving credit facility. See Note 5 “Investment in Unconsolidated Affiliates” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

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
Partnership Structure and Management
Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of April 2, 2018, we have 76,905,657 common units and 1,569,503 general partner units outstanding. Our general partner owns 2% of the Company and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”
Our Operating Assets and Contractual Arrangements
General
The following table sets forth information about our combined operations from continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The operations of Superior are included through the effective date of the sale, November 7, 2017.

	Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	132,082	140,180	(5.8)%	140,180	126,216	11.1%
Total feedstock runs (2)	128,624	134,163	(4.1)%	134,163	123,051	9.0%
Facility production: (3)
Specialty products:
Lubricating oils	14,606	14,697	(0.6)%	14,697	13,325	10.3%
Solvents	7,761	7,427	4.5%	7,427	7,942	(6.5)%
Waxes	1,423	1,571	(9.4)%	1,571	1,460	7.6%
Packaged and synthetic specialty products (4)	2,206	1,777	24.1%	1,777	1,321	34.5%
Other	1,811	1,850	(2.1)%	1,850	1,618	14.3%
Total specialty products	27,807	27,322	1.8%	27,322	25,666	6.5%
Fuel products:
Gasoline	35,713	37,713	(5.3)%	37,713	37,691	0.1%
Diesel	33,277	34,808	(4.4)%	34,808	30,204	15.2%
Jet fuel	5,368	5,306	1.2%	5,306	5,157	2.9%
Asphalt, heavy fuel oils and other	29,396	29,780	(1.3)%	29,780	24,077	23.7%
Total fuel products	103,754	107,607	(3.6)%	107,607	97,129	10.8%
Total facility production (3)	131,561	134,929	(2.5)%	134,929	122,795	9.9%

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

(4)	Represents production of packaged and synthetic specialty products, including the products from the Royal Purple, Bel-Ray and Calumet Packaging facilities.
The following table sets forth information about our combined sales of principal products by segment:

	Year Ended December 31,
	2017		2016		2015
	(In millions)	% of Sales	(In millions)	% of Sales	(In millions)	% of Sales
Sales of specialty products:
Lubricating oils	$584.2	15.5%	$538.7	15.5%	$575.6	14.6%
Solvents	274.4	7.3%	237.7	6.8%	302.0	7.7%
Waxes	117.2	3.1%	128.7	3.7%	136.9	3.5%
Packaged and synthetic specialty products (1)	260.7	6.9%	244.7	7.0%	261.5	6.7%
Other (2)	63.9	1.7%	102.5	3.0%	91.8	2.3%
Total	1,300.4	34.5%	1,252.3	36.0%	1,367.8	34.8%
Sales of fuel products:
Gasoline	948.5	25.2%	844.3	24.3%	1,047.1	26.6%
Diesel	877.9	23.4%	808.4	23.3%	894.8	22.8%
Jet fuel	135.0	3.6%	117.5	3.4%	149.6	3.8%
Asphalt, heavy fuel oils and other (3)	502.0	13.3%	451.8	13.0%	471.0	12.0%
Total	2,463.4	65.5%	2,222.0	64.0%	2,562.5	65.2%
Consolidated sales	$3,763.8	100.0%	$3,474.3	100.0%	$3,930.3	100.0%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

(2)
Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Montana and San Antonio refineries to third party customers.

Please read Note 19 “Segments and Related Information” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional financial information about each of our segments and the geographic areas in which we conduct business.
Shreveport Refinery
The Shreveport refinery (“Shreveport”), located on a 240 acre site in Shreveport, Louisiana, currently has aggregate crude oil throughput capacity of 60,000 bpd and processes paraffinic crude oil and associated feedstocks into fuel products, paraffinic lubricating oils, waxes, asphalt and by-products.
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
The following table sets forth historical information about production at our Shreveport refinery:

	Shreveport Refinery
	Year Ended December 31,
	2017	2016	2015
	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	37,853	40,845	40,726
Total refinery production (2) (3)	40,741	42,075	41,588

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
The Shreveport refinery receives crude oil via tank truck, railcar and a common carrier pipeline system that is operated by a subsidiary of Plains All American Pipeline, L.P. (“Plains”) and is connected to the Shreveport refinery’s facilities. The Plains pipeline system delivers local supplies of crude oil and condensates from north Louisiana and east Texas. The Plains pipeline also connects to a Plains terminal in Longview, TX, which gives the refinery access to crude oil in west Texas and access to the Cushing, Oklahoma storage hub. Crude oil is also purchased from various suppliers, including local producers, who deliver crude oil to the Shreveport refinery via tank truck.
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
Great Falls Refinery
The Great Falls refinery (“Great Falls”), located on an 86 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 25,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. In February 2016, we completed an expansion project which added 15,000 bpd of crude throughput capacity to the refinery.
The Great Falls refinery consists of fifteen major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 1.1 million barrels of storage capacity in 75 tanks and related loading and unloading facilities and utilities.
The following table sets forth historical information about production at the Great Falls refinery:

	Great Falls Refinery
	Year Ended December 31,
	2017	2016	2015
	(In bpd)
Crude oil throughput capacity	25,000	25,000	10,000
Total feedstock runs (1) (2)	24,511	20,930	10,307
Total refinery production (2)	24,948	21,259	10,525

(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Great Falls refinery.

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
San Antonio Refinery
The San Antonio refinery (“San Antonio”), located on a 32 acre site in San Antonio, Texas, has aggregate crude oil throughput capacity of 21,000 bpd and processes light crude oil from south Texas, including the Eagle Ford shale formation, into a variety of transportation fuels, petrochemical and refinery feedstocks, and aliphatic solvents. The San Antonio refinery consists of six major processing units including crude oil fractionation, naphtha hydrotreating, catalytic reforming, distillate hydrotreating, aromatic saturation and specialty fractionation. The refinery has approximately 200,000 barrels of storage capacity in 65 tanks and related loading and unloading facilities and utilities.
Currently, the San Antonio refinery produces diesel, jet fuel, gasoline, other fuel products and a variety of aliphatic solvents. The San Antonio refinery is compliant with federal regulations for ultra-low sulfur diesel. The San Antonio refinery ships products by railcar and truck service. Product sales are primarily made through spot agreements and short-term contracts. The San Antonio refinery purchases crude oil and intermediate products from various suppliers and receives crude oil by pipeline originating from its Elmendorf crude oil terminal, providing reliable access to high quality crude oil from Texas, primarily the Eagle Ford shale formation. The San Antonio refinery has a long term agreement with TexStar Midstream Logistics, L.P. (“TexStar”) under which TexStar operates the Karnes North Pipeline System (“KNPS”), which transports crude oil from Karnes City, Texas, to Elmendorf. Currently, the San Antonio refinery receives at least 12,000 bpd of crude oil at the refinery through the KNPS-Elmendorf terminal supply route. Elmendorf has aggregate storage capacity of approximately 200,000 barrels.

Since acquiring the San Antonio refinery, we have expanded the refinery’s capabilities by adding 6,500 bpd of crude oil throughput capacity and adding additional processing and blending facilities which allow the San Antonio refinery to blend up to 7,000 bpd of finished gasoline. Additionally, we completed a project in December 2015 that provides us the capability to take a portion of the San Antonio refinery’s diesel and jet fuel production and convert it into up to 3,000 bpd of higher margin solvent products that meet customer requirements for low aromatic content. We are also beginning to integrate the San Antonio refinery into our other specialty products operations by producing intermediate feedstocks which our Shreveport refinery utilizes in the production of lubricating oils.
The following table sets forth historical information at our San Antonio refinery:

	San Antonio Refinery
	Year Ended December 31,
	2017	2016	2015
	(In bpd)
Crude oil throughput capacity	21,000	21,000	21,000
Total feedstock runs (1) (2)	16,463	17,374	16,442
Total refinery production (2) (3)	15,782	16,736	15,708

(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our San Antonio refinery.

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
Cotton Valley Refinery
The Cotton Valley refinery (“Cotton Valley”), located on a 77 acre site in Cotton Valley, Louisiana, currently has aggregate crude oil throughput capacity of 13,500 bpd, hydrotreating capacity of 6,200 bpd and processes crude oil into specialty solvents and residual fuel oil. The residual fuel oil is an important feedstock for the production of specialty products at our Shreveport refinery. We believe the Cotton Valley refinery produces the most complete, single-facility line of paraffinic solvents in the U.S.
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
The following table sets forth historical information about production at our Cotton Valley refinery:

	Cotton Valley Refinery
	Year Ended December 31,
	2017	2016	2015
	(In bpd)
Crude oil throughput capacity	13,500	13,500	13,500
Total feedstock runs (1) (2)	6,920	6,021	6,413
Total refinery production (2) (3)	6,466	5,399	6,103

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

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
Princeton Refinery
The Princeton refinery (“Princeton”), located on a 208 acre site in Princeton, Louisiana, currently has aggregate crude oil throughput capacity of 10,000 bpd and processes naphthenic crude oil into lubricating oils and asphalt. In addition, feedstock is made for the Shreveport refinery for further processing into ultra-low sulfur diesel. The asphalt produced at Princeton may be further processed or blended for coating and roofing product applications at the Princeton refinery or transported to the Shreveport refinery for further processing into bright stock.
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
The following table sets forth historical information about production at our Princeton refinery:

	Princeton Refinery
	Year Ended December 31,
	2017	2016	2015
	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	6,606	6,335	7,105
Total refinery production (1) (2)	5,396	5,242	5,851

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
Missouri Facility
The Missouri facility (“Missouri”), located on a 22 acre site in Louisiana, Missouri, develops and produces polyolester synthetic lubricants for use in refrigeration compressors, commercial aviation and polyolester base stocks. In December 2015, we completed a project to double the production capacity of the facility from 35 million pounds to 75 million pounds per year. The facility has approximately 35,000 barrels of storage capacity in 64 tanks and related loading and unloading facilities and utilities. The facility receives its fatty acids and alcohol feedstocks and additives by truck and railcar under supply agreements or spot agreements with various suppliers.
The Missouri facility utilizes the latest batch esterification processes designed to ensure blending accuracy while maintaining production flexibility to meet customer needs.

Calumet Packaging
The Calumet Packaging facility (“Calumet Packaging”), located on a 10 acre site in Shreveport, Louisiana, develops, blends and packages high performance synthetic lubricants, fuels and solvent products for use in industrial, commercial and automotive applications. The Calumet Packaging facility’s processing capability includes state-of-the-art blending and packaging equipment. The facility has approximately 75,000 barrels of storage capacity and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
Royal Purple
The Royal Purple facility (“Royal Purple”), located on a 28 acre site in Porter, Texas, develops, blends and packages high performance synthetic lubricants and fluid additive products for use in industrial, commercial and automotive applications. The Royal Purple facility’s processing capability includes ten in-house packaging and production lines. Outsourced packaging services for specific products are also used. The facility has approximately 30,500 barrels of storage capacity in 91 tanks and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
Bel-Ray
The Bel-Ray facility (“Bel-Ray”), located on a 32 acre site in Wall Township, New Jersey, blends and packages high performance synthetic lubricants and greases for use primarily in aerospace, automotive, energy, food, marine, military, mining, motorcycle, powersports, steel and textiles applications. The Bel-Ray facility’s processing capability includes 24 blending tanks and packaging production lines. In addition, the Bel-Ray facility has approximately 13,000 barrels of storage capacity in 63 tanks and related loading and unloading facilities and utilities. The Bel-Ray facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
The Bel-Ray facility is designed with batch processing technology and is also designed to maximize blending flexibility to meet customer needs. The packaging operations utilize both in-house packaging equipment and outsourced packaging services for specific products.
Karns City and Dickinson Facilities and Other Processing Agreements
The Karns City facility (“Karns City”), located on a 225 acre site in Karns City, Pennsylvania, has aggregate base oil throughput capacity of 5,500 bpd and processes white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates. The Karns City facility’s processing capability includes hydrotreating, fractionation, acid treating, filtering, blending and packaging. In addition, the facility has approximately 817,000 barrels of storage capacity in 250 tanks and related loading and unloading facilities and utilities.
The Dickinson facility (“Dickinson”), located on a 28 acre site in Dickinson, Texas, has aggregate base oil throughput capacity of 1,300 bpd and processes white mineral oils, compressor lubricants and natural petroleum sulfonates. The Dickinson facility’s processing capability includes acid treating, filtering and blending, approximately 183,000 barrels of storage capacity in 186 tanks and related loading and unloading facilities and utilities.
These facilities each receive their base oil feedstocks by railcar and truck under supply agreements or spot purchases with various suppliers, the most significant of which is a long-term supply agreement with Phillips 66. Please read “— Our Crude Oil and Feedstock Supply” below for further discussion of the long-term supply agreement with Phillips 66.
The following table sets forth the combined historical information about production at our Karns City, Dickinson and other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2017	2016	2015
	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	5,896	6,483	5,515
Total production (3)	5,932	6,522	5,519

(1)	Includes Karns City, Dickinson and other facilities.

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

Other Logistics Assets
Our terminals are complementary to our refineries and play a key role in moving our products to end-user markets by providing services including distribution and blending to achieve specified products and storage and inventory management. In addition to the below terminal, we own and lease additional facilities, primarily related to distribution of finished products, throughout the U.S. We operate the following terminal:
Burnham Terminal: We own and operate a terminal located on an 11 acre site, in Burnham, Illinois. The Burnham terminal receives specialty products from certain of our refineries primarily by railcar and distributes them by truck and railcar to our customers in the Upper Midwest and East Coast regions of the U.S. and in Canada. The terminal includes a tank farm with 90 tanks having aggregate storage capacity of approximately 150,000 barrels, supplying lube base oils, food grade white oils and aliphatic solvents, as well as viscosity index additives and tackifiers.
We use approximately 2,200 railcars leased from various lessors. This fleet of railcars enables us to receive and ship crude oil and distribute various specialty products and fuel products throughout the U.S. and Canada to and from each of our facilities.
Our Crude Oil and Feedstock Supply
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana, North Dakota and Canada. Crude oil supplies at our refineries are as follows:

Refinery	Crude Oil Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
San Antonio	Local Texas sweet crude oil (e.g. Eagle Ford)	Truck and pipeline connected to its Elmendorf crude oil terminal
Cotton Valley	Local paraffinic crude oil	Tank truck
Great Falls	Canadian Heavy and Canadian Sour (e.g. Bow River)	Front Range Pipeline
Princeton	Local naphthenic crude oil	Tank truck, railcar and Plains Pipeline
In 2017, subsidiaries of Plains supplied us with approximately 11.6% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2017, BP Products North America Inc. (“BP”) supplied us with approximately 54.1% of our total crude oil supply under a crude oil supply agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.
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
The following table depicts a representative sample of the diversity of end-use applications for the products we produce:
Representative Sample of End-Use Applications by Product (1)

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Other	Fuels & Fuel Related Products
16%	7%	3%	7%	2%	65%

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
• Food contact grade lubricants
• Charcoal lighter fluids and other solvents
• Engine treatment additives
				• Roofing • Paving • Refrigeration compressor oils • Positive displacement and roto-dynamic compressor oils	• Gasoline • Diesel • Jet fuel • Marine fuel • Biodiesel • Ethanol • Ethanol free fuels • Fluid catalytic cracking feedstock • Asphalt vacuum residuals • Mixed butanes • Roofing • Paving • Heavy fuel oils

(1)
Based on the percentage of total sales for the year ended December 31, 2017. Except for the listed fuel products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.

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
We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of approximately 2,200 leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2017, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.
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
Northwest Market (PADD 4)
Fuel products produced at our Great Falls refinery can be sold locally and in Missouri, Oklahoma, Texas, Arizona, North Dakota, South Dakota, Idaho, Oregon, Utah, Wyoming, Nevada, California and Canada. Seasonally, the Great Falls refinery transports fuel products to terminals in Washington and Utah.
Customers
Specialty Products. We have a diverse customer base for our specialty products, with approximately 3,600 active accounts. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years. No single customer in our specialty products segment accounted for 10% or greater of consolidated sales in each of the three years ended December 31, 2017, 2016 and 2015.
Fuel Products. We have a diverse customer base for our fuel products, with approximately 400 active accounts. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport refinery to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport refinery to the Midwest region through the TEPPCO pipeline should the need arise. The majority of our fuel products produced at our Great Falls refinery are sold to local markets in Montana and Idaho as well as in Canada. Fuel products produced at our San Antonio refinery are sold to local markets in Texas. No single customer in our fuel products segment represented 10% or greater of consolidated sales in each of the three years ended December 31, 2017, 2016 and 2015.
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
Fuel Products and By-Products. Our primary competitors in producing fuel products in the local markets in which we operate include Delek US Holdings, Flint Hills Resources, Andeavor, ExxonMobil, Valero Energy Corporation, Phillips 66, Cenex, Alon USA and Marathon Petroleum Corporation.
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
Governmental Regulation
From time to time, we are a party to certain claims and litigation incidental to our business, including claims made by various taxation and regulatory authorities, such as the EPA, various state environmental regulatory bodies, the Internal Revenue Service (“IRS”), various state and local departments of revenue and the U.S. Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of our business. In addition, we have property, business interruption, general liability and various other insurance policies that may result in certain losses or expenditures being reimbursed to us.
Environmental and Occupational Health and Safety Matters
Environmental
We conduct crude oil and specialty hydrocarbon refining, blending and terminal operations, which activities are subject to stringent federal, state, regional and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to our operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which we may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the corresponding incurrence of capital expenditures: and the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctive relief limiting or prohibiting our activities in a particular area. Moreover, certain of these laws impose joint and several strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been disposed of or released. In addition, new laws and regulations, amendment of existing laws and regulations, increased governmental enforcement or other developments could significantly increase our operational or compliance expenditures, as discussed below in more detail.
Remediation of subsurface contamination is in process at certain of our refinery sites and is being overseen by the appropriate state agencies. Based on current investigative and remedial activities, we believe that the cost to control or remediate the soil and groundwater contamination at these refineries will not have a material adverse effect on our financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material.

San Antonio Refinery
In connection with the acquisition of our San Antonio refinery from NuStar, we agreed to indemnify NuStar for an unlimited term and without consideration of a monetary deductible or cap from any environmental liabilities associated with the San Antonio refinery, except for any governmental penalties or fines that may result from NuStar’s actions or inactions during NuStar’s 20-month period of ownership of the San Antonio refinery. Anadarko Petroleum Corporation (“Anadarko”) and Age Refining, Inc. (“Age Refining”), a third party that has since entered bankruptcy, are subject to a 1995 Agreed Order from the Texas Natural Resource Conservation Commission, now known as the Texas Commission on Environmental Quality, pursuant to which Anadarko and Age Refining are obligated to assess and remediate certain contamination at the San Antonio refinery that predates our acquisition of the facility. We do not expect this pre-existing contamination at the San Antonio refinery to have a material adverse effect on our financial position or results of operations.
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), we became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc., received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. We believe the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided us a notice challenging our position that Holly is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenses totaled approximately $18.7 million as of December 31, 2017, of which $14.6 million was capitalized into the cost of our recently completed expansion project and $2.4 million was expensed. We continue to believe that Holly is responsible to indemnify us for these remediation expenses disputed by Holly, and on September 22, 2015, we initiated a lawsuit against Holly and the sellers of the Great Falls refinery that were party to the asset purchase agreement. On November 24, 2015, Holly and such sellers filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The first phase of the arbitration is scheduled for July 2018. In the event we are unsuccessful in our legal dispute with Holly, we will be responsible for those remediation expenses. We expect that we may incur some costs to remediate other environmental conditions at the Great Falls refinery; however, we believe at this time that these other costs we may incur will not be material to our financial position or results of operations.
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, we entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Princeton and Cotton Valley refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act, as amended (“CAA”), and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, we agreed to complete beneficial environmental programs and implement emissions reduction projects at our Shreveport, Cotton Valley and Princeton refineries on an agreed-upon schedule. During 2017 and 2016, we incurred approximately $0.7 million and $2.4 million, respectively. The Global Settlement is substantially complete and any remaining capital investment requirements will be incorporated into our annual capital expenditures budget, and we do not expect any additional capital expenditures included in the Global Settlement to have a material adverse effect on our financial position or results of operations.
We are contractually indemnified by Shell Oil Company (“Shell”), as successor to Pennzoil-Quaker State Company, and Atlas Processing Company, under an asset purchase agreement between Shell and us, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to our acquisition of the facility. We believe the contractual indemnity is unlimited in amount and duration, but requires us to contribute $1.0 million of the first $5.0 million of indemnified costs for certain of the specified environmental liabilities. We have recorded the $1.0 million liability within other current liabilities in the consolidated balance sheets.
Air Emissions
Our operations are subject to the federal CAA, and comparable state and local laws. The CAA Amendments of 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the CAA, facilities that emit regulated air pollutants are subject to stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, in recent years, the petroleum refining sector has become subject to stringent federal regulations that impose maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. Our refining and terminal operations that emit regulated air pollutants are also subject to air emissions permitting requirements that incorporate stringent control technology requirements for which we may incur significant capital expenditures. Any renewal of those air emissions permits or a need to modify existing or obtain new air emissions permits has the potential to delay the development of our projects. We can provide no assurance that future compliance with existing or any new laws, regulations or permit requirements will not have a material adverse effect on our business, financial position or results of operations. For example, in October 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue attainment or non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. Also, in 2015, the EPA published a final rule that amended three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, the monitoring of air concentrations of benzene around the refinery fence line perimeter and submittal of the fence line monitoring data to the EPA on a quarterly basis; upgraded emissions controls for storage tanks, including controls for smaller capacity storage vessels and storage vessels storing materials with lower vapor pressures than previously regulated; enhanced performance requirements for flares including the use of a minimum of three pollution prevention measures, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. These final rules and any other future air emissions rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.
From time to time the CAA authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in February 2000, the EPA published regulations limiting the sulfur content allowed in gasoline. These regulations, referred to as “Tier 2 Standards,” required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those western U.S. states exhibiting lesser air quality problems. Similarly, the EPA published regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra-low sulfur standard”). Our Shreveport, Great Falls and San Antonio refineries have implemented the sulfur standard with respect to produced gasoline and produced diesel meeting the ultra-low sulfur standard. In April 2014, the EPA published more stringent sulfur standards, referred to as “Tier 3 Standards,” including requiring that motor gasoline will not contain more than 10 ppm of sulfur on an annual average basis by January 1, 2017, except in those instances where refineries receive a “small refinery” exemption, in which event the deadline is extended to January 1, 2020. Our Shreveport, Great Falls and San Antonio refineries received small refinery exemptions and, thus will implement the 10 ppm sulfur standard with respect to produced gasoline by January 1, 2020. In addition, we are required to meet the MSAT II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities and have completed capital projects at our Shreveport, Great Falls and San Antonio refineries to comply with those fuel quality requirements.
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
Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our Shreveport, Great Falls and San Antonio refineries are normally subject to compliance with the RFS mandates. However, the RFS program further provides for a small refinery to be granted a temporary exemption from its annual mandated volume of renewable fuels if such refinery can demonstrate that compliance with those mandated volumes would cause the refinery to suffer disproportionate economic hardship. The EPA granted certain of our refineries a “small refinery exemption” under the RFS for the 2017 and certain prior calendar years. Under these exemptions granted by the

EPA, such “small” refineries are not subject to the requirements of RFS as an “obligated party” for fuels produced at these refineries for those calendar years.
Under the RFS program, the EPA sets mandates for the production of cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel volume that applies to all gasoline and diesel produced or imported during each year. Most recently, the EPA published final volume mandates in December 2017 for RFS program years 2018 (relating to conventional renewable fuel volumes such as corn ethanol) and 2019 (relating to biomass-based diesel). The EPA’s December 2017 final volume mandates maintain the conventional (i.e., corn ethanol) renewable fuel volume at 15 billion gallons, the statutory level, which remains the same as the level for 2017. The EPA slightly increased the advanced biofuels volume slightly from the 2017 RFS mandate, from 4.28 billion gallons to 4.29 billion gallons. The final 2018 cellulosic biofuel volume is set at 288 million gallons, which represents a reduction from the 2017 level of 311 million gallons. The EPA also set a separate biodiesel volume for 2019 at 2.1 billion gallons, unchanged from the mandate previously finalized for 2018.
In the past, we received a small refinery exemption under the RFS program for certain of our refineries. We have received small refinery exemptions for our fuel products refineries for the full year 2016 and 2017. While we received a small refinery exemption for certain of our refineries in past years, there is no assurance that such an exemption will be obtained for any of our refineries in future years, which would result in the need for more RINs for the applicable calendar year. Our gross 2017 annual RINs obligation (“RINs Obligation”), which includes RINs that were required to be secured through either our own blending or through the purchase of RINs in the open market, was 113 million RINs for the 2017 calendar year.
The EPA’s implementation of the RFS program has been subject to numerous court challenges. For example, the D.C. Circuit remanded the 2016 final volume mandate to the EPA, and challenges to the 2017 remain pending in that court as well. Additional lawsuits have been filed by refiners attempting to move the point of compliance for the RFS program from refiners to importers and blenders of fuels. We cannot predict the outcome of these matters or whether they may result in increased RFS program compliance costs. Moreover, the price of RINs remains subject to extreme volatility, with the potential for significant increases in price. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting RFS program mandates. It is possible we could find ourselves unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable transportation fuels at all of our refineries, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our Shreveport, Great Falls and San Antonio refineries’ fuel products pool, potentially resulting in lower earnings and materially adversely affecting our ability to make payments of our debt obligations.
Climate Change
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHG”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.
At the federal level, no comprehensive climate change legislation has been implemented to date but a number of states or grouping of states have already taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. Additionally, the EPA has adopted regulations under existing provisions of the federal CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit program requiring reviews for GHG emissions from certain large stationary sources that are also potential major sources of criteria pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards. Moreover, the EPA entered a settlement agreement with environmental groups in December 2010 requiring the agency to propose by December 10, 2011, GHG New Source Performance Standards (“NSPS”) for refineries and to finalize these rules by November 15, 2012. To date, the EPA has not completed those rulemakings, and we do not know when they will be completed. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, on an annual basis. We monitor for and report upon GHG emissions at our facilities, where required. These EPA policies and rulemakings or any new administrative legal requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.
In June 2016, the EPA published NSPS, known as Subpart Quad OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices. However, the Quad OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. The EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
On an international level, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
The adoption of any legislation or regulations that requires reporting of GHG or otherwise limits emissions of GHG from our equipment and operations could require us to incur costs to reduce emissions of GHG associated with our operations or could adversely affect demand for the refined petroleum products that we produce.
Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities and result in decreased production of oil, which indirectly could have an adverse impact on our operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.
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
Remediation of subsurface contamination is in process at certain of our refinery sites and is being overseen by the appropriate state agencies. Based on current investigative and remedial activities, we believe that the costs to control or remediate the soil and groundwater contamination at these refineries will not have a material adverse effect on our financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material.
Water Discharges
The Federal Water Pollution Control Act of 1972, as amended, also known as the federal Clean Water Act, and analogous state laws impose restrictions and stringent controls on the discharge of pollutants, including oil, into federal and state waters. Such discharges are prohibited, except in accordance with the terms of a permit issued by the EPA or the appropriate state agencies. Any unpermitted release of pollutants, including crude oil or hydrocarbon specialty oils as well as refined products, could result in penalties, as well as significant remedial obligations. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. In July 2017, the EPA issued a questionnaire soliciting data from nine petroleum refining companies related to their wastewater characteristics. The request pertains to the types of processing units, wastewater treatment technologies, and related information. The EPA will use the data collected in this request to evaluate water use, wastewater generation, pollution prevention, and wastewater management, treatment, and disposal. Historically, our environmental compliance costs under the existing requirements of the federal Clean Water Act and similar state laws have not had a material adverse effect on our results of operations but these laws and their implementing regulations are subject to change and there can be no assurance that such future costs will not be material.
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
Properties
We own and lease the principal properties which are listed below. The principal properties which we own, as well as others not listed below, are pledged as collateral under our Collateral Trust Agreement as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities.” We believe that all properties are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

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
Office Facilities
In addition to our principal properties discussed above, as of December 31, 2017, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana, and administrative offices in Houston, Texas. The corporate headquarters lease is for 58,501 square feet of office space. The lease term expires in August 2024. The Houston facility lease is for 24,025 square feet of office space. The lease term expires in August 2022. See Note 7 “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.
While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees
As of April 2, 2018, our general partner employs approximately 1,600 people who provide direct support to our operations. Of these employees, approximately 500 are covered by collective bargaining agreements.
Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility/ Refinery	Union	Expiration Date
Cotton Valley	International Union of Operating Engineers	March 31, 2019
Princeton	International Union of Operating Engineers	October 31, 2020
Dickinson	International Union of Operating Engineers	March 31, 2019
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2019
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2019
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	January 31, 2019
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	January 31, 2019
None of the employees at the San Antonio refinery, Calumet Packaging facility, Royal Purple facility, Bel-Ray facility or at the Burnham or Elmendorf terminals are covered by collective bargaining agreements. Our general partner considers its employee relations to be good, with no history of work stoppages.
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
In April 2016, we announced suspension of our quarterly cash distribution to unitholders. We may not have sufficient available cash from operations each quarter to enable us to resume payment of a distribution to unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	overall demand for specialty hydrocarbon products, fuel and other refined products;

•	the level of foreign and domestic production of crude oil and refined products;

•	our ability to produce fuel products and specialty products that meet our customers’ unique and precise specifications;

•	the marketing of alternative and competing products;

•	the extent of government regulation;

•	results of our hedging activities; and

•	overall economic and local market conditions.
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
We had approximately $2.0 billion of outstanding indebtedness as of December 31, 2017, and availability for borrowings of approximately $252.0 million under our senior secured revolving credit facility, in addition to $164.3 million of unrestricted cash. We continue to have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $600.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $25.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and resume payment of distributions to our unitholders. In addition, our level of indebtedness could have important consequences to us, including the following:

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

•	our ability to execute our acquisition and divestiture strategy; and

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy in general.
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
Refining margins are volatile, and a continued reduction in our refining margins will adversely affect the amount of cash we will have available for distribution to our unitholders and for payments of our debt obligations.
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
A widely used benchmark in the fuel products industry to measure market values and margins is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the approximate gross margin resulting from refining crude oil, assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of heating oil. The Gulf Coast crack spread ranged from a high of $32.86 per barrel to a low of $10.47 per barrel during 2017 and averaged $16.76 per barrel during 2017 compared to an average of $12.33 in 2016 and $17.96 in 2015.
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
Refining margins are volatile, and we have experienced fluctuations in our refining margins. There can be no assurance that our refining margins will not deteriorate. If our refining margins deteriorate, it will adversely affect the amount of cash we have available for funding operations, for distributions to our unitholders and for payments of our debt obligations.
We have identified three material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.
As of December 31, 2017, we have identified material weaknesses in internal control over financial reporting that pertain to (1) the ineffective design and implementation of effective controls with respect to the implementation of our ERP system consistent with our financial reporting requirements, (2) the design and maintenance of information technology general controls for information systems that are relevant to the preparation of financial statements and (3) untimely and insufficient operation of controls in the financial statement close process, specifically lack of timely account reconciliation, analysis and review related to all financial statement accounts. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Although we have developed and are implementing a plan to remediate these material weaknesses and believe, based on our evaluation to date, that these material weaknesses will be remediated in a timely fashion, we cannot assure you that this will occur within a specific timeframe. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
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
Our revolving credit facility also contains a springing financial covenant which provides that, if availability under the revolving credit facility falls below the sum of the amount of FILO loans outstanding plus the greater of (a) 10% of the Borrowing Base (as defined in the revolving credit agreement) then in effect and (b) $35.0 million, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit agreement) of at least 1.0 to 1.0 until availability under the revolving credit facility exceeds the greater of the foregoing amounts for 30 consecutive days.
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
We rely on borrowings and letters of credit under our revolving credit agreement to purchase crude oil or other feedstocks for our facilities, lease certain precious metals for use in our refinery operations and enter into derivative instruments of crude oil and natural gas purchases and fuel products sales. From time to time, we also rely on our ability to issue letters of credit to enter into certain hedging arrangements in an effort to reduce our exposure to adverse fluctuations in the prices of crude oil, natural gas and crack spreads. The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our capital requirements. Furthermore, our borrowing base may be subject to decreases due to the sale of inventories and accounts as part of a divestiture. If, under certain circumstances, our available capacity under our revolving credit facility falls below certain threshold amounts, or a default or event of default exists, then our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations under our revolving credit facility. In addition, decreases in the price of crude oil or increases in crack spreads may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our derivative instruments. If, due to our financial condition or other reasons, the borrowing base under our revolving credit facility decreases, we are limited in our ability to issue letters of credit or we are required to post substantial amounts of cash collateral to our hedging counterparties, our liquidity, financial condition and our ability to distribute cash to our unitholders could be materially and adversely affected. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information.
Implementation of our new enterprise resource planning system has adversely impacted and could continue to negatively affect our business.
We rely extensively on information systems and technology to manage our business and summarize our operating results. We have implemented a new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations, including processing sales orders and invoicing, inventory control, purchasing and supply chain management, human resources, and financial reporting. The new ERP system was deployed for use throughout our company in the third quarter of 2017. Implementing a new ERP system is costly, and has required, and will continue to require, the investment of significant personnel and financial resources. In addition, a new ERP system involves risks inherent in the conversion to a new system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. In particular, the implementation of our ERP system has resulted in operating and reporting disruptions, including limitations on our ability to ship and bill customers, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines.
Management is executing a plan to resolve these issues. However, failure to properly or adequately address any issues with the new system could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible continued disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.
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
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers primarily in Texas, north Louisiana, North Dakota and Canada. In 2017, subsidiaries of Plains supplied us with approximately 11.6% of our total crude oil supplies under term contracts and month-to-month evergreen crude oil supply contracts. In 2017, BP supplied us with approximately 54.1% of our total crude oil supplies under the BP Purchase Agreement. Each of our facilities is dependent on one or more of these suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil on acceptable terms. We maintain short-term and long-term contracts with our suppliers. For example, the majority of our contracts with Plains are currently month-to-month and terminable upon 90 days’ notice, and our contract with BP was amended and restated in December 2016 for a term ending March 2020 and will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ notice.
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
To the extent that our suppliers reduce the volumes of crude oil and other feedstocks that they supply us as a result of our existing credit ratings or perception of our creditworthiness or declining production or competition or otherwise, our sales, net income and cash available for distribution to unitholders and payments of our debt obligations would decline unless we were able to acquire comparable supplies of crude oil and other feedstocks on comparable terms from other suppliers. Finding comparable suppliers may not be possible in areas where the supplier that reduces its volumes is the primary supplier in the area. Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We have no control over the level of drilling activity in the fields that supply our refineries, the amount of reserves underlying the wells in these fields, the rate at which production from a well will decline or the production decisions of producers. A material decrease in either the crude oil production from or the drilling activity in the fields that supply our refineries, as a result of depressed commodity prices, natural gas production declines, governmental moratoriums on drilling or production activities, the availability and the cost of capital or otherwise, could result in a decline in the volume of crude oil we refine.
 From time to time, we may seek to divest portions of our business that are no longer core to our strategy, which could materially affect our results of operations and result in disruption to other parts of the business.
As demonstrated in 2016 with the disposition of our 50% equity interest in Dakota Prairie and in 2017 with the dispositions of the Superior Refinery and Anchor, we may continue to dispose of portions of our current business or assets, based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, which may result in additional expense. In addition, in connection with a disposition, we may be required to make representations about the business and financial affairs of the business or assets. We may also be required to indemnify the purchasers to the extent that our representations turn out to be inaccurate or with respect to certain potential liabilities. These indemnification obligations may require us to pay money to the purchasers as satisfaction of their indemnity claims.  It may also take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Further, such divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any of the foregoing could adversely affect our financial condition and results of operations.

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
For example, daily prices for natural gas as reported on the NYMEX ranged between $3.42 and $2.56 per million British thermal unit (“MMBtu”) in 2017, and between $1.64 and $3.93 per MMBtu in 2016. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 14.6% and 12.6% of our total operating expenses included in cost of sales for the years ended December 31, 2017 and 2016, respectively. If our natural gas costs rise, they will adversely affect the amount of cash available for distribution to our unitholders and payments of our debt obligations.
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
Although we maintain insurance policies, including personal and property damage and business interruption insurance for each of our facilities, we cannot ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or significant interruption of operations. Our business interruption insurance will not apply unless a business interruption exceeds 60 days. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. In addition, we are not fully insured against all risks incident to our business because certain risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures. For example, we are not insured for all environmental liabilities, including, but not limited to, product spills and other releases at all of our facilities. If we were to incur a significant liability for which we were not fully insured, it could affect our financial condition and diminish our ability to make distributions to our unitholders.
We may incur significant environmental costs and liabilities in the operation of our refineries, terminals and related facilities.
The operation of our refineries, blending and packaging sites, terminals, and related facilities subject us to the risk of incurring significant environmental costs and liabilities due to our handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We currently own or operate properties that for many years have been used for industrial or oilfield activities, including refining and blending operations or terminal storage operations, sometimes by third parties over whom we had or continue to have no control with respect to their operations or waste disposal activities. Petroleum hydrocarbons or wastes have been released on, under or from the properties owned or operated by us. For example, we are investigating and remediating, in some cases pursuant to government order, soil and groundwater contamination at our Great Falls refinery arising from a predecessor operators’ handling of petroleum hydrocarbons and wastes. While we believe our costs in pursuing these investigatory and remedial activities are subject to reimbursement under a contractual indemnification right we received from the predecessor operator in the share purchase agreement transferring ownership of this refinery, this predecessor operator is currently disputing responsibility for reimbursement of certain of these remedial costs being incurred at our Great Falls refinery, which dispute had resulted in the filing of a suit by us against the predecessor operator and the matter is currently in arbitration. Additionally, joint and several, strict liability may be incurred in connection with releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities. Neither the owners of our general partner nor their affiliates have indemnified us for any environmental liabilities, including those arising from non-compliance or pollution that may be discovered at, or arise from operations on, the assets they contributed to us in connection with the closing of our initial public offering. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition, and results of operations.
We are subject to compliance with stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our refining, blending and packaging site, terminal and related facility operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose numerous obligations that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to otherwise limit or prevent releases of pollutants from our refineries, blending and packaging sites, terminals, and related facilities, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and to provide this information to employees, state and local government authorities, and local residents and the incurrence of significant costs and liabilities for pollution resulting from our operations or from those of prior owners or operators of our facilities. Numerous federal governmental authorities, such as the EPA and OSHA as well as state agencies, such as the LDEQ, TCEQ and the MDEQ, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of remedial obligations or corrective actions or the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects, and the issuance of injunctions limiting or preventing some or all of our operations.
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
New worker safety and environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase. For example, in April 2014, the EPA published its final Tier 3 fuel standards that require, among other things, a lower allowable sulfur level in gasoline to no more than 10 ppm by January 1, 2017. In another example, on October 1, 2015, the EPA issued a final rule under the CAA lowering the NAAQS for ground-level ozone to 70 parts per billion under both the primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue attainment or non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our and our customers’ operations. One or more of these regulatory initiatives or any new environmental laws or regulations could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business, cash flows and results of operation. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for additional information.

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
Under RFS, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Each year until 2022, the EPA sets mandates for the production of cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel volume that applies to all gasoline and diesel produced or imported during the applicable year. Most recently, the EPA published final volume mandates in December 2017 for RFS program years 2018 (relating to conventional renewable fuel volumes such as corn ethanol) and 2019 (relating to biomass-based diesel). The EPA’s December 2017 final volume mandates maintain the conventional (i.e., corn ethanol) renewable fuel volume at 15 billion gallons, the statutory level, which remains the same as the level for 2017. The EPA slightly increased the advanced biofuels volume slightly from the 2017 RFS mandate, from 4.28 billion gallons to 4.29 billion gallons. The final 2018 cellulosic biofuel volume is set at 288 million gallons, which represents a reduction from the 2017 level of 311 million gallons. EPA also set a separate biodiesel volume for 2019 at 2.1 billion gallons, unchanged from the mandate previously finalized for 2018.
Our Shreveport, Great Falls and San Antonio refineries are normally subject to compliance with the RFS mandates. However, the EPA granted our fuel products refineries a “small refinery exemption” under the RFS in the past years including, most recently, in the 2016 calendar year, as provided under the CAA. Under these exemptions granted by the EPA, such exempt refineries were not subject to the requirements of RFS as an “obligated party” for fuels produced at these “small” refineries for those calendar years. While we received a small refinery exemption for certain of our refineries in past years, there is no assurance that such an exemption will be obtained for any of our refineries in future years, which would result in the need for more RINs for the applicable calendar year. Our gross 2017 annual RINs Obligation, which includes RINs that were required to be secured through either our own blending or through the purchase of RINs in the open market, was 113 million RINs for the 2017 calendar year.
The EPA’s implementation of the RFS program has been subject to numerous court challenges. For example, the D.C. Circuit remanded the 2016 final volume mandate to the EPA, and challenges to the 2017 remain pending in that court as well. Additional lawsuits have been filed by refiners attempting to move the point of compliance for the RFS program from refiners to importers and blenders and of fuels. We cannot predict the outcome of these matters or whether they may result in increased RFS program compliance costs. Moreover, the price of RINs remains subject to extreme volatility, with the potential for significant increases in price. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting RFS program mandates. It is possible we could find ourselves unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations.
Existing laws, regulations or regulatory initiatives could change and, notwithstanding that the EPA’s volume mandates for 2018 and 2019 may be relatively lower than the statutory mandates, such volume mandates could be increased in the future. Because we do not produce renewable transportation fuels at all of our refineries, increasing the volume of renewable fuels that must be blended into our products causes an increase in volume of our Shreveport, Great Falls and San Antonio refineries’ fuel products pool, potentially resulting in lower earnings and materially adversely affecting our ability to make distributions to our unitholders. The inability to receive an exemption under the RFS program for one or more of our refineries, any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels, and/or any increase in the cost to acquire RINs may, individually or in the aggregate, have the potential to result in significant costs in connection with RIN compliance, which costs could be material. Finally, there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties and, while we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements, if any such RINs purchased by us on the open market are subsequently found to be invalid, then we may incur significant costs, penalties or other liabilities in connection with replacing such invalid RINs.

Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk.
On March 31, 2017, we entered into several agreements with Macquarie to support the operations of the Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). On June 19, 2017, we entered into several agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements”, and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). We have Supply and Offtake Agreements with Macquarie, pursuant to which Macquarie will intermediate crude oil supplies and refined product inventories at our Great Falls and Shreveport refineries. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, which may be terminated by Macquarie with nine months’ notice any time prior to June 2019, we are obligated in certain scenarios to repurchase all crude oil and refined product inventories then owned by Macquarie and located at the specified storage facilities at then current market prices. Relying on Macquarie’s ability to honor its supply and offtake obligations exposes us to Macquarie’s credit and business risks. An adverse change in Macquarie’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity and, as a result, our business and operating results. In addition, we may be required to use substantial capital to repurchase crude oil and refined product inventories from Macquarie upon termination of the agreements, which could have a material adverse effect on our business, results of operations or financial condition.
The repurchase obligations under the Supply and Offtake Agreements may be at substantially higher cost than which we sold the inventory.
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
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that an equity method investment, a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. Under GAAP, during the year ended December 31, 2015, we recognized an impairment charge on our equity method investment in Juniper GTL LLC of $24.3 million. Additionally, during the years ended December 31, 2017 and 2016, we recognized goodwill impairment charges of $0.7 million and $34.8 million, respectively. In 2017, we recorded impairment on long-lived assets primarily at our San Antonio refinery and Missouri facility totaling $206.6 million. Our equity method investments, long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Further, as we continue to develop our strategy regarding certain of our non-core assets, we will need to continue to evaluate the carrying value of those assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.
Our asset reconfiguration and enhancement initiatives may not result in revenue or cash flow increases, may be subject to significant cost overruns and are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, operating results, cash flows and financial condition.
Historically we have grown our business in part through the reconfiguration and enhancement of our existing refinery assets. For example, we completed an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility in May 2008. Additionally, in February 2016 we completed an expansion project that increased production capacity at our Great Falls refinery by 15,000 bpd to 25,000 bpd. These expansion projects and the construction of other additions or modifications to our existing refineries have involved and will continue to involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, and which we may finance with additional indebtedness or by issuing additional equity securities. Our forecasted internal rates of return on such projects are also based on our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, available alternative supply and customer demand. For example, the total cost of the Shreveport refinery expansion project completed in 2008 was approximately $375.0 million and was significantly over budget due primarily to increased construction labor costs. Future reconfiguration and enhancement projects may not be completed at the budgeted cost, on schedule, or at all due to the risks described above which could significantly affect our cash flows and financial condition.
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
Any sustained decrease in demand for fuel products in the markets we serve could result in a significant reduction in our cash flows, reducing our ability to make distributions to unitholders and payments of our debt obligations. Factors that could lead to a decrease in market demand include, among others:

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
Substantially all of our operating personnel at our Shreveport, Great Falls, Princeton, Cotton Valley, Karns City, Dickinson and Missouri facilities are employed under collective bargaining agreements. If we are unable to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and impact our ability to make distributions to our unitholders and payments of our debt obligations. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.
Because of the volatility of crude oil and refined products prices, our method of valuing our inventory may result in decreases in net income.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In a period of decreasing crude oil or refined product prices, our inventory valuation methodology may result in decreases in net income. For example, due to the increase in crude oil prices in 2016, we recorded a favorable LCM inventory adjustment of $38.4 million.

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
When we executed the Supply and Offtake Agreements, the inventories associated with such agreements were taken out of our revolving credit facility borrowing base.  As such, these inventories are not part of our revolving credit facility.  Should Macquarie choose to exercise its option to terminate the Supply and Offtake Agreements by giving nine months’ notice any time prior to June 2019 of such termination, we would need to seek alternative sources of financing, including putting the inventory back into our revolving credit facility, to meet our obligation to repurchase the inventory at then current market prices.  In addition, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. Currently, the price of crude oil is well above the price at which we sold the inventory, so unless the price of crude oil falls, we will have to pay more for the inventory than the price we sold the inventory for. Should we be unable to include the inventory in our borrowing base, we could suffer significant reductions in liquidity when Macquarie terminates the Supply and Offtake Agreements and we have to repurchase the inventories.
Due to our lack of asset and geographic diversification, adverse developments in our operating areas would impact our ability to make distributions to our unitholders and payments of our debt obligations.
We rely primarily on sales generated from products processed at the facilities we own. Furthermore, the majority of our assets and operations are located in Louisiana, Montana and Texas. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets in more diverse locations, which in turn could impact our ability to make distributions to our unitholders and payments of our debt obligations.
Climate change legislation or regulations restricting emissions of GHG could result in increased operating costs and a decreased demand for our refined products.
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date but a number of states or grouping of states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. Additionally, the EPA has adopted rules under authority of the federal CAA that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our producing customers’ operations. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry.

In June 2016, the EPA published Subpart Quad OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued Subpart OOOO standards published by the EPA in 2012, by using certain equipment-specific emissions control practices. However, the Quad OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. The EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
On an international level, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; while this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHG associated with our operations or could adversely affect demand for the refined petroleum products that we produce. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities and result in decreased production of oil, which indirectly could have an adverse impact on our operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our operations and the operations of our customers.
Our business involves the shipping by rail of crude oil, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as regulatory changes that may adversely impact our business, financial condition or results of operations.
Our operations involve the purchasing of crude oil and shipping it by rail on railcars that we lease. Past derailments of trains transporting crude oil in the U.S. and Canada have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation of flammable materials by rail. In May 2015, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) adopted a final rule that, among other things, imposes a new tank car design standard, a phase out by as early as January 2018 for older DOT-111 tank cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. The rule also includes new operational requirements such as speed restrictions. On December 13, 2017, PHMSA announced that it would initiate a rulemaking to rescind the May 2015 rule’s requirement regarding electronically controlled pneumatic brakes. The Canadian government’s transportation department has also issued new regulations that align with the U.S. rule in many respects.
In August 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029. Additionally, in July 2016, PHMSA proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive written plan. PHMSA has not yet issued a final version of the rule. In response to a petition from the New York Attorney General, PHMSA issued an advance notice of proposed rulemaking (“ANPR”) in January 2017 stating that it is considering revising the Hazardous Materials Regulations (“HMR”) to establish vapor pressure limits for unrefined petroleum-based products and potentially all Class 3 flammable liquid hazardous materials that would apply during the transportation of the products or materials by any mode. PHMSA has not yet issued a final version of the rule. In addition, in February 2016, the Federal Railroad Administration modified its accident and incident reports to gather additional data concerning rail cars carrying crude oil in any train involved in a Federal Railroad Agency-

reportable accident. In addition to action taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to strengthen requirements for these operations.
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
In its rulemaking under the Act, the CFTC has re-proposed rules to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, their impact on us is uncertain at this time.
The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we believe that we qualify for the end-user exceptions to the mandatory clearing and trade execution requirements with respect to those swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flow.
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

In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations.
We depend on key personnel for the success of our business and the loss of those persons could adversely affect our business and our ability to make distributions to our unitholders and payments of our debt obligations.
The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders and payments of our debt obligations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. We have employment agreements in place with respect to Timothy Go and F. William Grube. We do not maintain any key-man life insurance.
An increase in interest rates will cause our debt service obligations to increase.
Borrowings under our revolving credit facility bear interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option. As of December 31, 2017, there were outstanding borrowings under our revolving credit facility of $0.2 million and $67.3 million in standby letters of credit were issued under our revolving credit facility. The interest rate is subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) or prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
A change of control could result in us facing substantial repayment obligations under our revolving credit agreement, our senior notes, our Collateral Trust Agreement and our Supply and Offtake Agreements.
Certain events relating to a change of control of our general partner, our partnership and our operating subsidiaries would constitute an event of default under our revolving credit agreement, the indentures governing our senior notes, our Collateral Trust Agreement and our Supply and Offtake Agreements. In addition, an event of default under our revolving credit agreement would likely constitute an event of default under our master derivatives contracts and the BP Purchase Agreement. As a result, upon a change of control event, we may be required immediately to repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility, the senior notes and Supply and Offtake Agreements and the outstanding payment obligations under our master derivatives contracts and the BP Purchase Agreement. The source of funds for these repayments would be our available cash or cash generated from other sources and there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness and other payment obligations in full.
In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; our 2021 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivatives contracts and the BP Purchase Agreement are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements). If we are unable to repay our indebtedness under the revolving credit facility or the 2021 Secured Notes, satisfy the payment obligations under our master derivative contracts or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the holders of our 2021 Secured Notes, the derivative counterparties under our master derivative contracts and BP, respectively, would have the right to foreclose on those assets, which would have a material adverse effect on us. There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement, the indentures governing our senior notes, our Collateral Trust Agreement or our Supply and Offtake Agreements.
We are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, our use of the internet, cloud services and other public networks exposes our business and that of other third parties with whom we do business to cyber-attacks that attempt to gain unauthorized access to data and systems, intentional or inadvertent releases of confidential information, corruption of data and disruption of critical systems and operations.  Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.  In addition, as cyber-attacks continue to evolve in magnitude and sophistication, and our reliance on digital technologies continues to grow, we may be required to expend additional resources in order to continue to enhance our cyber security measures and to investigate and remediate any digital systems, related infrastructure, technologies and network security vulnerabilities.
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
Risks Inherent in an Investment in Us
At April 2, 2018, the families of our chairman, executive vice chairman, The Heritage Group and certain of their affiliates own an approximate 21.0% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
At April 2, 2018, the families of our chairman, executive vice chairman, The Heritage Group, and certain of their affiliates own an approximate 21.0% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and executive vice chairman own our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At April 2, 2018, the owners of our general partner and certain of their affiliates own approximately 21.0% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of common units or equity securities ranking junior to the common units at any time. In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity securities, which may effectively rank senior to the common units. The issuance of additional common units or other equity securities of equal or senior rank to the common units will have the following effects:

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
We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to distribute cash to our unitholders and make payments of debt obligations depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us is restricted by our revolving credit facility and the indentures governing our senior notes and may be restricted by, among other things, applicable state laws and other laws and regulations. If we are unable to obtain the funds necessary to distribute cash to our unitholders or make payments of debt obligations, we may be required to adopt one or more alternatives, such as a refinancing our indebtedness or incurring borrowings under our revolving credit facility. We cannot assure unitholders that we would be able to refinance our indebtedness or that the terms on which we could refinance our indebtedness would be favorable.
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
If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At April 2, 2018, our general partner and its affiliates own approximately 21.0% of our common units.
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
The market price of our common units may continue to be volatile and may also be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions or failure to provide such distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in commodity prices or refining margins;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in Item 1A “Risk Factors” of this Annual Report.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
In response to current market conditions, we may engage in transactions to de-lever and manage our liquidity, which may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases or modifications of our existing debt, could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.
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
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. unitholders should consult a tax advisor before investing in our common units.
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
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please see Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for a description of our current regulatory matters related to the environment, health and safety. Additionally, the information provided under Note 7 “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” is incorporated herein by reference.
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

	Low	High	Cash Distribution per Unit
2016:
First quarter	$7.80	$20.27	$—
Second quarter	$3.42	$12.48	$—
Third quarter	$4.36	$6.42	$—
Fourth quarter	$2.79	$5.00	$—
2017:
First quarter	$3.55	$4.70	$—
Second quarter	$3.40	$4.93	$—
Third quarter	$4.00	$9.10	$—
Fourth quarter	$6.10	$9.95	$—
As of April 2, 2018, there were approximately 37 unitholders of record of our common units. The actual number of unitholders is greater than the number of holders of record. As of April 2, 2018, there were 76,905,657 common units outstanding. The last reported sale price of our common units by NASDAQ on March 29, 2018, was $7.05.
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

Cash Distribution Policy. We distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 in aggregate per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, since April 2016, we have not paid, and there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. See “— Distribution Suspension.” Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our debt instruments, including our revolving credit agreement and the indentures governing our 2021 Secured Notes, 2021 Notes, 2022 Notes and 2023 Notes. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our debt instruments that restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 1,569,503 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned no incentive distribution rights for the years ended December 31, 2017 and 2016.
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
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
The following table shows selected historical consolidated financial and operating data of the Company. The selected historical consolidated financial data as of and after December 31, 2017, 2016, 2015, 2014 and 2013. The operations of Superior are included through the effective date of the sale, November 7, 2017. The operations acquired as part of the acquisitions of San Antonio, Bel-Ray and United Petroleum, LLC (“United Petroleum”) are included from their respective dates of acquisition, January 2, 2013, December 10, 2013 and February 28, 2014. On November 21, 2017, we completed the sale of Anchor. As a result, effective in fourth quarter of fiscal 2017, we classified Anchor as a discontinued operation in accordance with GAAP.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Summary of Operations Data:
Sales	$3,763.8	$3,474.3	$3,930.3	$5,422.6	$5,421.4
Cost of sales	3,265.6	3,088.0	3,393.9	5,014.9	5,011.4
Gross profit	498.2	386.3	536.4	407.7	410.0
Operating costs and expenses:
Selling	65.7	69.8	71.8	80.6	62.6
General and administrative	138.7	105.8	125.9	94.2	82.1
Transportation	137.1	154.3	153.6	143.3	142.7
Taxes other than income taxes	24.1	19.3	17.1	13.0	14.2
Asset impairment	207.3	35.7	—	—	10.5
Gain on sale of business, net	(236.0)	—	—	—	—
Other	3.3	1.7	10.8	14.1	6.3
Operating income (loss)	158.0	(0.3)	157.2	62.5	91.6
Other income (expense):
Interest expense	(183.1)	(161.7)	(104.9)	(110.8)	(96.8)
Debt extinguishment costs	—	—	(46.6)	(89.9)	(14.6)
Gain (loss) on derivative instruments	(9.6)	(4.1)	(31.4)	43.2	21.0
Loss from unconsolidated affiliates	—	(18.3)	(61.1)	(3.2)	(0.3)
Loss on sale of unconsolidated affiliates	—	(113.4)	—	—	—
Other	3.3	1.2	1.6	1.4	3.0
Total other expense	(189.4)	(296.3)	(242.4)	(159.3)	(87.7)
Net income (loss) from continuing operations before income taxes	(31.4)	(296.6)	(85.2)	(96.8)	3.9
Income tax expense (benefit) from continuing operations	(0.1)	0.2	0.2	0.6	0.4
Net income (loss) from continuing operations	(31.3)	(296.8)	(85.4)	(97.4)	3.5
Net loss from discontinued operations, net of income taxes	(72.5)	(31.8)	(54.0)	(14.8)	—
Net income (loss)	$(103.8)	$(328.6)	$(139.4)	$(112.2)	$3.5

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except unit, per unit and operating data)
Weighted average limited partner units outstanding:
Basic and diluted	77,598,950	77,043,935	74,896,096	69,671,827	67,938,784
Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.40)	$(3.77)	$(1.34)	$(1.59)	$(0.17)
From discontinued operations	(0.91)	(0.41)	(0.71)	(0.21)	—
Limited partners’ interest	$(1.31)	$(4.18)	$(2.05)	$(1.80)	$(0.17)
Cash distributions declared per limited partner	$—	$0.685	$2.74	$2.74	$2.70
Balance Sheet Data (at period end):(1)
Property, plant and equipment, net	$1,159.2	$1,632.4	$1,665.0	$1,407.2	$1,160.4
Total assets	$2,688.8	$2,571.3	$2,752.6	$2,715.3	$2,658.4
Accounts payable	$282.3	$275.9	$300.0	$360.4	$355.8
Total long-term debt	$1,992.3	$1,997.2	$1,773.4	$1,678.8	$1,081.1
Total partners’ capital	$119.9	$218.7	$603.9	$810.2	$1,062.8
Cash Flow Data:(5)
Net cash flow provided by (used in):
Operating activities	$(26.5)	$4.1	$376.4	$226.8	$39.1
Investing activities	$453.4	$(154.2)	$(389.0)	$(658.8)	$(370.3)
Financing activities	$83.2	$148.7	$9.7	$319.4	$420.1
Other Financial Data:(5)
EBITDA	$246.7	$(3.5)	$82.5	$136.4	$218.5
Adjusted EBITDA	$317.2	$158.2	$257.7	$305.9	$241.5
Distributable Cash Flow	$89.3	$(5.7)	$161.9	$146.3	$18.8
Operating Data (bpd): (1)
Total sales volume (2)	132,082	140,180	126,216	122,852	116,477
Total feedstock runs (3)	128,624	134,163	123,051	117,427	110,237
Total facility production (4)	131,561	134,929	122,795	114,146	106,592

(1)	Balance sheet and operating data exclude discontinued operations.

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

(5)	Cash flow and other financial data are reflective of continuing and discontinued operations.

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
Management believes that these non-GAAP measures are useful to analysts and investors as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest costs and distributions. However, the indentures governing our senior notes contain covenants that, among other things, restrict our ability to pay distributions. We believe that excluding these transactions allows investors to meaningfully analyze trends and performance of our core cash operations.
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
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.
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
The following tables present a reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow; Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities and Segment

Adjusted EBITDA to EBITDA and Net income (loss), and our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(103.8)	$(328.6)	$(139.4)	$(112.2)	$3.5
Add:
Interest expense	183.1	161.7	104.9	110.8	96.8
Depreciation and amortization	168.5	171.1	145.4	138.6	117.8
Income tax expense (benefit)	(1.1)	(7.7)	(28.4)	(0.8)	0.4
EBITDA	$246.7	$(3.5)	$82.5	$136.4	$218.5
Add:
Unrealized (gain) loss on derivatives	$(3.6)	$(19.9)	$39.5	$0.6	$(25.7)
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	—	(6.4)	(10.0)	6.6	(1.8)
Debt extinguishment costs	—	—	46.6	89.9	14.6
Amortization of turnaround costs	24.3	33.2	29.0	24.5	15.9
Impairment charges (1)	207.3	35.9	58.1	36.0	10.5
Loss on sale of unconsolidated affiliate	—	113.9	—	—	—
Gain on the sale of businesses, net	(173.4)	—	—	—	—
Non-cash equity-based compensation and other items	15.9	5.0	12.0	11.9	9.5
Adjusted EBITDA	$317.2	$158.2	$257.7	$305.9	$241.5
Less:
Replacement and environmental capital expenditures (2)	$42.0	$29.3	$44.2	$31.8	$64.2
Cash interest expense (3)	172.9	152.1	98.2	104.4	89.8
Turnaround costs	14.5	8.7	19.3	27.6	68.6
Loss from unconsolidated affiliates	(0.4)	(18.5)	(37.5)	(3.4)	(0.3)
Income tax expense (benefit)	(1.1)	(7.7)	(28.4)	(0.8)	0.4
Distributable Cash Flow	$89.3	$(5.7)	$161.9	$146.3	$18.8

(1)
Impairment charges for 2017 primarily relate to $59.2 million of long-lived asset impairment charges related to the specialty products segment and $147.0 million of long-lived asset impairment charges related to the fuel products segment.

Impairment charges for 2016 include $34.8 million of goodwill impairment charges related to the specialty products and fuel products segments, $0.9 million of long-lived assets impairment charges related to the specialty products and fuel products segments, and a $0.2 million impairment charge related to one of our equity method investments.
Impairment charges for 2015 include a $33.8 million goodwill impairment charge related to the prior oilfield services segment and $24.3 million impairment charge related to our investment in Juniper GTL LLC (“Juniper”).

(2)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(3)	Represents consolidated interest expense less non-cash interest expense.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Distributable Cash Flow	$89.3	$(5.7)	$161.9	$146.3	$18.8
Add:
Replacement and environmental capital expenditures (1)	42.0	29.3	44.2	31.8	64.2
Cash interest expense (2)	172.9	152.1	98.2	104.4	89.8
Turnaround costs	14.5	8.7	19.3	27.6	68.6
Loss from unconsolidated affiliates	(0.4)	(18.5)	(37.5)	(3.4)	(0.3)
Income tax expense (benefit)	(1.1)	(7.7)	(28.4)	(0.8)	0.4
Adjusted EBITDA	$317.2	$158.2	$257.7	$305.9	$241.5
Less:
Unrealized (gain) loss on derivatives	$(3.6)	$(19.9)	$39.5	$0.6	$(25.7)
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	—	(6.4)	(10.0)	6.6	(1.8)
Debt extinguishment costs	—	—	46.6	89.9	14.6
Amortization of turnaround costs	24.3	33.2	29.0	24.5	15.9
Impairment charges (3)	207.3	35.9	58.1	36.0	10.5
Gain on sale of businesses, net	(173.4)	—	—	—	—
Loss on sale of unconsolidated affiliate	—	113.9	—	—	—
Non-cash equity-based compensation and other items	15.9	5.0	12.0	11.9	9.5
EBITDA	$246.7	$(3.5)	$82.5	$136.4	$218.5
Add:
Unrealized (gain) loss on derivatives	$(3.6)	$(19.9)	$39.5	$0.6	$(25.7)
Cash interest expense (2)	(172.9)	(152.1)	(98.2)	(104.4)	(89.8)
Gain on sale of businesses, net	(173.4)	—	—	—	—
Asset impairment	207.3	35.7	33.8	36.0	10.5
Lower of cost or market inventory adjustment	(30.6)	(39.2)	81.8	74.1	(2.1)
Equity-based compensation	11.6	5.6	9.8	6.5	4.8
Loss from unconsolidated affiliates	0.4	18.7	61.5	3.4	0.3
Loss on sale of unconsolidated affiliates	—	113.4	—	—	—
Amortization of turnaround costs	24.3	33.2	29.0	24.5	15.9
Income tax (expense) benefit	1.1	7.7	28.4	0.8	(0.4)
Non-cash debt extinguishment costs	—	—	9.1	19.0	3.4
Changes in assets and liabilities:
Accounts receivable	(200.7)	(28.4)	138.0	(0.4)	(32.3)
Inventories	(18.1)	49.6	47.3	43.9	16.4
Other current assets	(0.5)	(3.5)	3.4	3.9	6.8
Turnaround costs	(14.5)	(8.7)	(19.3)	(27.6)	(68.6)
Derivative activity	(0.5)	(19.0)	(7.0)	6.7	(1.8)
Other assets	(0.5)	(0.6)	—	—	(0.1)
Accounts payable	94.1	21.4	(119.9)	(13.1)	6.8
Accrued interest payable	0.9	21.4	(6.5)	15.1	(1.0)
Accrued income taxes payable	—	—	—	—	(27.6)
Other current liabilities	(5.3)	(31.1)	84.2	(2.1)	2.7
Other	7.7	3.4	(21.0)	3.5	2.4
Net cash provided by (used in) operating activities	$(26.5)	$4.1	$376.4	$226.8	$39.1

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)
Impairment charges for 2017 primarily relate to $59.2 million of long-lived asset impairment charges related to the specialty products segment and $147.0 million of long-lived asset impairment charges related to the fuel products segment.

Impairment charges for 2016 include $34.8 million of goodwill impairment charges related to the specialty products and fuel products segments, $0.9 million of long-lived assets impairment charges related to the specialty products and fuel products segments, and a $0.2 million impairment charge related to one of our equity method investments.
Impairment charges for 2015 include a $33.8 million goodwill impairment charge related to the prior oilfield services segment and $24.3 million impairment charge related to our investment in Juniper.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net income (loss):
Segment Adjusted EBITDA:
Specialty products Adjusted EBITDA	$186.5	$188.9	$201.7	$220.8	$194.5
Fuel products Adjusted EBITDA	127.8	(10.1)	81.9	50.0	47.0
Discontinued operations Adjusted EBITDA	2.9	(20.6)	(25.9)	35.1	—
Total segment Adjusted EBITDA	$317.2	$158.2	$257.7	$305.9	$241.5
Less:
Unrealized (gain) loss on derivatives	$(3.6)	$(19.9)	$39.5	$0.6	$(25.7)
Realized gain (loss) on derivatives, not included in net income (loss) or settled in a prior period	—	(6.4)	(10.0)	6.6	(1.8)
Debt extinguishment costs	—	—	46.6	89.9	14.6
Amortization of turnaround costs	24.3	33.2	29.0	24.5	15.9
Impairment charges	207.3	35.9	58.1	36.0	10.5
Gain on sale of businesses, net	(173.4)	—	—	—	—
Loss on sale of unconsolidated affiliate	—	113.9	—	—	—
Non-cash equity-based compensation and other items	15.9	5.0	12.0	11.9	9.5
EBITDA	$246.7	$(3.5)	$82.5	$136.4	$218.5
Less:
Interest expense	$183.1	$161.7	$104.9	$110.8	$96.8
Depreciation and amortization	168.5	171.1	145.4	138.6	117.8
Income tax expense (benefit)	(1.1)	(7.7)	(28.4)	(0.8)	0.4
Net income (loss)	$(103.8)	$(328.6)	$(139.4)	$(112.2)	$3.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of the Company. The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2017, 2016 and 2015. In addition, as discussed in Note 3 and Note 4 to the Consolidated Financial Statements, we closed the Superior Transaction and the Anchor Transaction on November 8, 2017 and November 21, 2017, respectively. The historical results of operations of the Superior Refinery are contained in our financial position and results through November 7, 2017. As a result of the Anchor Transaction, we classified its results of operations and the assets and liabilities of Anchor for all periods presented to reflect Anchor as a discontinued operation. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes of the Company included elsewhere in this Annual Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas, New Jersey and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of specialty and fuel products, throughout the United States (“U.S.”). Our business is organized into two segments: specialty products and fuel products. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, white mineral oils, solvents, petrolatums and waxes. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, TruFuel and Quantum brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and heavy fuel oils, and from time to time resell purchased crude oil to third party customers.
2017 Update
Outlook and Trends
Commodity markets and corresponding refined product margins were volatile during 2016 and 2017, with the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil decreasing approximately 11% during 2016 and increasing approximately 17% during 2017. We expect this volatility to continue into 2018. Below are factors that have impacted our results of operations during 2017:

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

•
We continue to consider our specialty products segment our core business over the long term, and we plan to seek appropriate ways to invest in our specialty products segment while divesting non-core businesses. Accordingly, we continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. However, there can be no assurance as to the timing or success of any such potential transaction, or any other transaction, or that we will be able to sell these assets or non-core businesses on satisfactory terms, if at all. In addition, our acquisition program targets assets that management believes will be financially accretive, and we intend to focus on targeted strategic acquisitions of specialty products assets that leverage an existing core competency and that have an identifiable competitive advantage we can exploit as the new owner.

•
We continued to focus on improving operations in 2017. Our average feedstock runs were 128,624 barrels per day (“bpd”) in 2017, compared to 134,163 bpd in 2016. The decrease is primarily attributable to the Superior Transaction partially offset by strong specialty products feedstock runs. We hope to see modest improvement in our utilization rates in the future as we continue to seek to minimize unplanned downtime at our facilities.

•
Refined fuel product margins have widened in 2017 as compared to 2016 with the Gulf Coast crack spread (defined below) increasing 42% to $17 per barrel, while the Western Canadian Select (“WCS”) discount versus NYMEX WTI remained flat at $13 per barrel below NYMEX WTI. The WCS discount to NYMEX WTI widened in the fourth quarter of 2017 and into 2018. We have increased our use of WCS crude oil and other heavy crude oils to capture the higher margins associated with refining heavier crude oils. Canadian heavy sour crude oil discounts are expected to remain wide over the long term as Canadian sour crude oil remains oversupplied. Processing heavy sour crude oil in our refining system results in a lower overall delivered cost of crude oil.

•
Environmental regulations continue to affect our margins in the form of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement.

It is not possible to predict what future volumes or costs may be, but given the volatile price of RINs, we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue, inclusive of the favorable impact of any exemptions received from the EPA.
Financial Results
We reported a net loss from continuing operations of $31.3 million in 2017, versus a net loss from continuing operations of $296.8 million in 2016. We reported Adjusted EBITDA from continuing operations (as defined in Item 6 “Selected Financial Data — Non-GAAP Financial Measures”) of $314.3 million in 2017, versus $178.8 million in 2016.
Our net loss from continuing operations for the full-year 2017 includes the impact of seven items: (1) a net gain on sale of Superior of $236.0 million, (2) asset impairment charges of $207.3 million, (3) a favorable lower of cost or market (“LCM”) inventory adjustment of $30.6 million, (4) realized hedging losses of $13.2 million, (5) $3.7 million of losses related to liquidation of last-in, first-out (“LIFO”) inventory layers, (6) $18.6 million of enterprise resource planning (“ERP”) costs and (7) $6.1 million of bad debt expense.
Please read Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for a reconciliation of EBITDA and Adjusted EBITDA to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. GAAP.
Commodity markets remained volatile in 2017, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil averaged approximately $51 per barrel in 2017 compared to approximately $43 per barrel in 2016. With respect to the average price differential per barrel between WCS and NYMEX WTI, WCS averaged $13 per barrel below NYMEX WTI, in both 2017 and 2016. Given our access to cost-advantaged, heavy Canadian crude oil in our Great Falls refinery, we have embarked on a multi-year plan to increase our ability to process this crude oil grade. In the full-year 2017, we processed 36,500 bpd of heavy Canadian crude oil, versus 35,000 bpd in the full-year 2016.
Gross profit per barrel for our specialty products segment was $33.93 in 2017, versus $34.57 in the prior year. Specialty products segment Adjusted EBITDA was $186.5 million in 2017 compared to $188.9 million in the prior year. Specialty products segment Adjusted EBITDA Margin was 14.3% in 2017, compared to 15.1% in 2016. Specialty products segment Adjusted EBITDA decreased slightly due to consistently rising feedstock costs throughout 2017, decreased sales volumes and increased ERP implementation costs, partially offset by stronger market conditions, record volume and profit performance in the higher-margin packaged and synthetic specialty products and record feestock runs at the Cotton Valley refinery. 2017 results were impacted by a $10.9 million favorable LCM inventory adjustment and a $3.0 million loss related to the liquidation of LIFO inventory layers. Specialty products represented approximately 21.0% of total production in 2017, compared to 20.0% in 2016.
Gross profit per barrel for our fuel products segment was $4.61 per barrel in 2017, versus $0.96 per barrel in the prior year. Fuel products segment Adjusted EBITDA was $127.8 million in 2017, a significant increase versus the prior year, despite increased ERP implementation costs. Fuel products segment results for fiscal year 2017 were positively impacted by an improvement in the benchmark Gulf Coast crack spread, lower Renewable Fuel Standard (“RFS”) compliance costs, improvement in fuels profitability at the Shreveport refinery and record production and record Canadian feedstock runs at the Great Falls refinery. 2017 results were impacted by a $19.7 million favorable LCM inventory adjustment and a $0.7 million loss related to the liquidation of LIFO inventory layers. Fuel products represented approximately 79.0% of total production during the year. Total fuel products segment sales volumes decreased 6.6% during 2017, when compared to the full-year 2016 primarily as a result of the Superior Transaction.
During the fourth quarter of 2017, we identified impairment indicators that suggested the carrying values of long-lived assets at the Missouri and San Antonio reporting units within the specialty products and fuel products segments, respectively, may not be recoverable. The primary impairment indicators included recently completed projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to these reporting units and poor local market conditions. Undiscounted cash flow tests performed for these reporting units indicated that the long-lived assets were not recoverable. As a result, we recorded impairment on long-lived assets primarily at our San Antonio refinery and Missouri facility totaling $206.6 million.
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
During 2017, the Gulf Coast crack spread averaged approximately $17 per barrel, versus approximately $12 per barrel in 2016, an approximate 42.0% increase. The Gulf Coast ULSD crack spread averaged approximately $17 per barrel during 2017, compared to approximately $12 per barrel in the prior year. The Gulf Coast gasoline crack spread averaged approximately $16 per barrel during 2017, compared to approximately $13 per barrel in the prior year. Between 2016 and 2017, the average WCS discount versus NYMEX WTI remained flat at $13 per barrel.

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
There are several factors that impact our refined product margin when compared to the benchmark crack spread. For example, several of our fuel products refineries produce asphalt and other residual products that may carry an average sales price below that of U.S. Gulf Coast gasoline or U.S. Gulf Coast ULSD. Alternatively, many of our fuel products refineries purchase select quantities of crude oil at a discount to NYMEX WTI, which helps support a higher capture rate, relative to the crack spread benchmark. Finally, our Shreveport refinery produces both fuel and specialty products; given that our specialty products facilities generally operate at lower utilization rates than our fuel products facilities, facilities producing specialty products may incur higher operating expenses when compared to refineries that produce fuels exclusively, such as our Great Falls refinery. Based on our system-wide crude purchasing behaviors and overall production slate, we believe the Gulf Coast crack spread remains a meaningful indicator in tracking directional shifts in our refined product margins.
On September 1, 2017, we implemented the first phase of our new enterprise resource planning (“ERP”) system, to provide better information and enable us to manage our business operations more effectively, including processing sales orders and invoicing, inventory control, purchasing and supply chain management and financial reporting. However, the implementation of our ERP system resulted in operating and reporting disruptions, including limitations on our ability to ship product and bill customers, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. We expect that we will continue to incur costs related to our ERP system in 2018 as we stabilize the system and then embark on a number of enhancements to achieve the expected results for the implementation.
Divestitures
On November 8, 2017, we completed the sale of all of the issued and outstanding membership interests in Calumet Superior, LLC, which owns the Superior, Wisconsin refinery (“Superior Refinery”). The sale included the associated working capital, the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and line space in North Dakota to Husky Superior Refining Holding Corp. (“Husky”) (the “Superior Transaction”). Total consideration was $533.1 million which consisted of a base price of $435.0 million and $98.1 million for net working capital and reimbursement of certain capital spending. The Superior Refinery is included in the Company’s fuel products segment. We recognized a net gain of $236.0 million in gain on sale of business in the consolidated statements of operations for the year ended December 31, 2017.
On November 21, 2017, we completed the sale to a subsidiary of Q’Max Solutions Inc. (“Q’Max”) of all of the issued and outstanding membership interests in Anchor Drilling Fluids USA, LLC, (“Anchor”), for total consideration of approximately $89.6 million including a base price of $50.0 million ($8.0 million of which will be paid at various times over the next year), $14.2 million to be paid at various times over the 24 month period following the closing of the transaction for net working capital and other items, and 10% equity ownership in Fluid Holding Corp., the parent company of Q’Max (the “Anchor Transaction”). Effective in fourth quarter of 2017, we classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services.
We received over $500 million in cash (excluding any receivables recorded for post-closing adjustments) for the Superior Transaction and the Anchor Transaction combined in 2017. On March 8, 2018, we issued a notice to call the 2021 Secured Notes (defined below) with a close date of April 9, 2018. A portion of the proceeds from the Superior Transaction and the Anchor Transaction will be used to fund the redemption of the 2021 Secured Notes. In addition, we have used the proceeds from these divestitures for general partnership purposes including capital expenditures.
2018 Capital Spending Forecast
We currently anticipate total capital expenditures to range between $80 million and $90 million in 2018. Included in the forecast is maintenance capital, expected turnaround activity at the Great Falls and Shreveport refineries and smaller growth capital projects.
Liquidity Update
On December 31, 2017, we had availability under our revolving credit facility of approximately $252.0 million, based on a borrowing base of approximately $319.0 million, $67.3 million in outstanding standby letters of credit and $0.2 million in outstanding borrowings. In addition, we had $164.3 million of cash on hand as of December 31, 2017 (excluding $350.0 million of restricted cash). We believe we will continue to have sufficient liquidity from cash on hand, cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. On a continuous basis, we focus on various initiatives, including working capital initiatives, to further enhance our liquidity over time, given current market conditions.
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
For the year ended December 31, 2017, our RINs gain was $41.2 million, as compared to a RINs gain for the year ended December 31, 2016 of approximately $5.5 million. Our gross RINs Obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, was 113 million RINs in 2017. For the full-year 2018, we anticipate our gross RINs obligation will decrease to approximately 85 million RINs reflecting the sale of our Superior Refinery.
During 2016, the EPA granted our fuel products refineries a “small refinery exemption” under the RFS for the full-year 2014 and 2015 as provided for under the federal Clean Air Act, as amended (“CAA”). In granting those exemptions, the EPA determined that for the full-year 2014 and 2015, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
During 2017, the EPA granted our fuel product refineries a “small refinery exemption” under the RFS for the full-year 2016, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full-year 2016, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs. Estimated RINs Obligations remain subject to fluctuations in fuels production volumes during the full-year 2018.
Key Performance Measures
Our sales and net income are principally affected by the price of crude oil, demand for specialty products and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” and Note 10 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

•	sales volumes;

•	production yields;

•	segment gross profit;

•	segment Adjusted EBITDA; and

•	selling, general and administrative expenses.
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
Our fuel products segment gross profit per barrel may differ from standard U.S. Gulf Coast, PADD 4 Billings, Montana or 3/2/1 and 2/1/1 market crack spreads due to many factors, including derivative activities to hedge both our fuel products segment sales and the cost of crude oil reflected in gross profit, our fuel products mix as shown in our production table being different than the ratios used to calculate such market crack spreads, LCM inventory adjustments reflected in gross profit, operating costs including fixed costs, actual crude oil costs differing from market indices and our local market pricing differentials for fuel products in the Shreveport, Louisiana; San Antonio, Texas and Great Falls, Montana vicinities as compared to U.S. Gulf Coast and PADD 4 Billings, Montana postings.
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

Results of Operations
The following table sets forth information about our combined operations from continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The operations of Superior are included through the effective date of the sale, November 7, 2017.

	Year Ended December 31,
	2017	2016	2015
	(In bpd)
Total sales volume (1)	132,082	140,180	126,216
Total feedstock runs (2)	128,624	134,163	123,051
Facility production: (3)
Specialty products:
Lubricating oils	14,606	14,697	13,325
Solvents	7,761	7,427	7,942
Waxes	1,423	1,571	1,460
Packaged and synthetic specialty products (4)	2,206	1,777	1,321
Other	1,811	1,850	1,618
Total specialty products	27,807	27,322	25,666
Fuel products:
Gasoline	35,713	37,713	37,691
Diesel	33,277	34,808	30,204
Jet fuel	5,368	5,306	5,157
Asphalt, heavy fuel oils and other	29,396	29,780	24,077
Total fuel products	103,754	107,607	97,129
Total facility production (3)	131,561	134,929	122,795

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

The decrease in total sales volume in 2017 compared to 2016 is due primarily to decreased sales volumes of fuel products primarily as a result of turnaround activities at the Superior Refinery during the second quarter of 2017 and the sale of the Superior Refinery in November 2017. Specialty products volumes were adversely impacted by the temporary disruptions in the supply chain as a result of Hurricane Harvey and the implementation of our ERP system in 2017. These declines were partially offset by continued growth in our packaged and synthetic specialty products and increases in solvents production.
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
The decrease in total feedstock runs in 2017 compared to 2016 is due primarily to decreased feedstock runs at the Superior Refinery as a result of turnaround activities completed in the second quarter 2017 and the sale of the Superior Refinery in November 2017, partially offset by increased feedstock runs at the Great Falls refinery as a result of the expansion completed in the first quarter of 2016 and increased specialty products feedstock runs as a result of improved reliability.
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
The changes in total facility production in 2017 over 2016 and 2016 over 2015 are due primarily to the operational items discussed above in footnote 2 of this table.

(4)	Represents production of packaged and synthetic specialty products, including the products from the Royal Purple, Bel-Ray and Calumet Packaging facilities.
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

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Sales	$3,763.8	$3,474.3	$3,930.3
Cost of sales	3,265.6	3,088.0	3,393.9
Gross profit	498.2	386.3	536.4
Operating costs and expenses:
Selling	65.7	69.8	71.8
General and administrative	138.7	105.8	125.9
Transportation	137.1	154.3	153.6
Taxes other than income taxes	24.1	19.3	17.1
Asset impairment	207.3	35.7	—
Gain on sale of business, net	(236.0)	—	—
Other	3.3	1.7	10.8
Operating income (loss)	158.0	(0.3)	157.2
Other income (expense):
Interest expense	(183.1)	(161.7)	(104.9)
Debt extinguishment costs	—	—	(46.6)
Loss on derivative instruments	(9.6)	(4.1)	(31.4)
Loss from unconsolidated affiliates	—	(18.3)	(61.1)
Loss on sale of unconsolidated affiliates	—	(113.4)	—
Other	3.3	1.2	1.6
Total other expense	(189.4)	(296.3)	(242.4)
Net loss from continuing operations before income taxes	(31.4)	(296.6)	(85.2)
Income tax expense (benefit) from continuing operations	(0.1)	0.2	0.2
Net loss from continuing operations	(31.3)	(296.8)	(85.4)
Net loss from discontinued operations, net of income taxes	(72.5)	(31.8)	(54.0)
Net loss	$(103.8)	$(328.6)	$(139.4)
EBITDA	$246.7	$(3.5)	$82.5
Adjusted EBITDA	$317.2	$158.2	$257.7
Distributable Cash Flow	$89.3	$(5.7)	$161.9

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016
Sales. Sales from continuing operations increased $289.5 million, or 8.3%, to $3,763.8 million in 2017 from $3,474.3 million in 2016. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2017	2016	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$584.2	$538.7	8.4%
Solvents	274.4	237.7	15.4%
Waxes	117.2	128.7	(8.9)%
Packaged and synthetic specialty products (1)	260.7	244.7	6.5%
Other (2)	63.9	102.5	(37.7)%
Total specialty products	$1,300.4	$1,252.3	3.8%
Total specialty products sales volume (in barrels)	9,407,000	9,779,000	(3.8)%
Average specialty products sales price per barrel	$138.24	$128.06	7.9%

Fuel products:
Gasoline	$948.5	$844.3	12.3%
Diesel	877.9	748.7	17.3%
Jet fuel	135.0	117.5	14.9%
Asphalt, heavy fuel oils and other (3)	502.0	451.8	11.1%
Hedging activities	—	59.7	(100.0)%
Total fuel products	$2,463.4	$2,222.0	10.9%
Total fuel products sales volume (in barrels)	38,803,000	41,527,000	(6.6)%
Average fuel products sales price per barrel (excluding hedging activities)	$63.48	$52.07	21.9%
Average fuel products sales price per barrel (including hedging activities)	$63.48	$53.51	18.6%

Total sales	$3,763.8	$3,474.3	8.3%
Total specialty and fuel products sales volume (in barrels)	48,210,000	51,306,000	(6.0)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

(2)
Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Montana and San Antonio refineries to third party customers.

The components of the $48.1 million specialty products segment sales increase in 2017 were as follows:

Dollar Change
(In millions)
Sales price	$95.8
Volume	(47.7)
Total specialty products segment sales increase	$48.1
Specialty products segment sales for 2017 increased $48.1 million, or 3.8%, primarily due to an increase in the average selling price per barrel, partially offset by lower sales volume. Sales increased $95.8 million compared to 2016 due to a 7.9% increase in the average selling price per barrel primarily as a result of increased lubricating oils and solvents average selling prices due to market conditions, while the average cost of crude oil per barrel increased 16.6%. The decrease in sales volume is due to lower sales volumes in all product lines except packaged and synthetic specialty products as a result of market conditions and temporary disruptions in the supply chain as a result of Hurricane Harvey and the implementation of our ERP system in 2017.
The components of the $241.4 million fuel products segment sales increase in 2017 were as follows:

Dollar Change
(In millions)
Sales price	$444.2
Divestiture impact	(109.0)
Hedging activities	(59.7)
Volume	(34.1)
Total fuel products segment sales increase	$241.4
Fuel products segment sales for 2017 increased $241.4 million, or 10.9%, due primarily to an increase in the average selling price per barrel, partially offset by the sale of the Superior Refinery in November 2017, a $59.7 million decrease in realized derivative gains recorded in sales on our fuel products and decreased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) increased $11.41, or 21.9%, resulting in a $444.2 million increase in sales, compared to a 21.5% increase in the average cost of crude oil per barrel. The increase in the average selling price per barrel was in all product lines, primarily due to market conditions. Sales volume decreased 6.6% as a result of decreases in all product lines, primarily due to market conditions and sale of the Superior Refinery in November 2017.
Gross Profit. Gross profit from continuing operations increased $111.9 million, or 29.0%, to $498.2 million in 2017 from $386.3 million in 2016. Gross profit for our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2017	2016	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$319.2	$338.1	(5.6)%
Percentage of sales	24.5%	27.0%
Specialty products gross profit per barrel	$33.93	$34.57	(1.9)%
Fuel products:
Gross profit excluding hedging activities	$179.0	$39.8	349.7%
Hedging activities	—	8.4	(100.0)%
Gross profit	$179.0	$48.2	271.4%
Percentage of sales	7.3%	2.2%
Fuel products gross profit per barrel (excluding hedging activities)	$4.61	$0.96	380.2%
Fuel products gross profit per barrel (including hedging activities)	$4.61	$1.16	297.4%

Total gross profit	$498.2	$386.3	29.0%
Percentage of sales	13.2%	11.1%
The components of the $18.9 million decrease in the specialty products segment gross profit for 2017 were as follows:

Dollar Change
(In millions)
2016 reported gross profit	$338.1
Cost of materials	(91.0)
Volume	(20.2)
Operating costs	(9.0)
LCM inventory adjustment	(0.3)
Sales price	95.8
LIFO inventory layer adjustment	5.8
2017 reported gross profit	$319.2

The decrease in specialty products segment gross profit of $18.9 million year-over-year was primarily due to a $91.0 million increase in cost of materials, decreased sales volume and a $9.0 million increase in operating costs, partially offset by a $95.8 million increase in sales price. Sales price and cost of materials, net, increased gross profit by $4.8 million, as the average selling price per barrel increased by 7.9%, while the average cost of crude oil per barrel increased 16.6%. The increase in operating costs was primarily due to increased depreciation expense and increased utility costs. Gross profit was also positively impacted by decreased losses of $5.8 million related to the liquidation of LIFO inventory layers.
The components of the $130.8 million increase in the fuel products segment gross profit for 2017 were as follows:

Dollar Change
(In millions)
2016 reported gross profit	$48.2
Sales price	444.2
RINs expense	38.2
LIFO inventory layer adjustment	19.0
Divestiture impact	0.1
Volume	(6.2)
Hedging activities	(8.4)
LCM inventory layer adjustment	(7.5)
Operating costs	(10.9)
Cost of materials	(337.7)
2017 reported gross profit	$179.0
The increase in fuel products segment gross profit of $130.8 million year-over-year was primarily due to widening crack spreads, a $38.2 million decrease in RINs compliance costs and a $19.0 million decrease in LIFO inventory liquidation losses, partially offset by a $7.5 million decrease in the favorable LCM inventory adjustment, increased operating costs, an $8.4 million decrease in realized derivative gains and decreased sales volume. During 2017, crack spreads widened as the average cost of crude oil per barrel increased 21.5% and the average selling price per barrel increased by 21.9%. The $38.2 million decrease in RINs expense primarily resulted from a reduction of the RINs liability as a result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for the 2016 calendar year, decreased RINs market pricing and decreased production. The increase in operating costs was due primarily to increased depreciation expense and increased repairs and maintenance costs.
Selling. Selling expenses from continuing operations decreased $4.1 million, or 5.9%, to $65.7 million in 2017 from $69.8 million in 2016. The decrease was due primarily to a $3.4 million decrease in advertising expense, a $2.3 million decrease in depreciation and amortization, a $1.9 million decrease in salaries and benefits primarily as a result of workforce reductions, a $1.7 million decrease in travel and entertainment expense and a $0.6 million decrease in professional fees, partially offset by a $5.7 million increase in bad debt expense.
General and administrative. General and administrative expenses from continuing operations increased $32.9 million, or 31.1%, to $138.7 million in 2017 from $105.8 million in 2016. The increase was due primarily to a $26.9 million increase in incentive compensation costs, a $3.3 million increase in professional fees expense largely related to the implementation of our new ERP system and a $3.8 million increase in salaries and benefits, partially offset by a $1.5 million decrease in depreciation and amortization.
Transportation. Transportation expenses from continuing operations decreased $17.2 million, or 11.1%, to $137.1 million in 2017 from $154.3 million in 2016. This decrease is due primarily to decreased freight rates, decreased sales of specialty products and asphalt and optimization of our transportation logistics system.
Asset impairment. Asset impairment from continuing operations increased $171.6 million, or 480.7% to $207.3 million in 2017 from $35.7 million in 2016. The increase was primarily related to long-lived assets including property, plant and equipment impairment charges on the Missouri reporting unit of $59.2 million and on the San Antonio reporting unit of $147.0 million as a result of lowered projections of future cash flows. The 2016 fuel products segment goodwill impairment charge of $33.4 million was primarily a result of the reduced outlook on crack spreads. The 2016 specialty products segment goodwill impairment charge of $1.4 million was the result of a significant reduction in orders from a customer of significance. For a further discussion regarding the factors underlying these impairments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies and Estimates” and Item 8. Financial Statements and Supplementary Data, Note 2.
Gain on sale of business, net. Gain on sale of business, net from continuing operations was $236.0 million in 2017, due to the Superior Transaction with no comparable activity in 2016.
Interest expense. Interest expense from continuing operations increased $21.4 million, or 13.2%, to $183.1 million in 2017 from $161.7 million in 2016. The increase is due primarily to an increase in the amount of our outstanding long-term debt, higher interest rates on senior secured notes issued in April 2016 compared to other outstanding long-term debt, an increase in interest related to the Supply and Offtake Agreements (defined below) and decreased capitalized interest as a result of decreased capital spending.
Derivative activity. The following table details the impact of our derivative instruments on the consolidated statements of operations for 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In millions)
Derivative gain reflected in sales	$—	$59.7
Derivative loss reflected in cost of sales	—	(53.3)
Derivative gain reflected in gross profit	$—	$6.4

Realized loss on derivative instruments	$(13.2)	$(24.0)
Unrealized gain on derivative instruments	3.6	19.9
Total derivative gain (loss) reflected in the consolidated statements of operations	$(9.6)	$2.3
Total loss on commodity derivative settlements	$(13.2)	$(24.0)
Loss on derivative instruments. Loss on derivative instruments from continuing operations increased $5.5 million to a loss of $9.6 million in 2017 from a loss of $4.1 million in 2016. The change was primarily due to decreased unrealized gains of approximately $11.9 million on crack spreads, crude oil and natural gas swaps used to economically hedge purchases and sales, further impacted by increased unrealized losses of $4.4 million on embedded derivatives associated with our Supply and Offtake Agreements and decreased realized losses of approximately $10.8 million related to settlements of derivative instruments used to economically hedge crack spreads, crude oil and natural gas.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates from continuing operations was $18.3 million in 2016, due primarily to the sale of Dakota Prairie Refining, LLC (“Dakota Prairie”) in June 2016, with no comparable activity in 2017.
Loss on sale of unconsolidated affiliates. Loss on sale of unconsolidated affiliates from continuing operations was $113.4 million in 2016. The loss on sale of unconsolidated affiliates was primarily due to the $113.9 million loss on sale of Dakota Prairie in June 2016, with no comparable activity in 2017.
Net loss from discontinued operations. Net loss from discontinued operations was $72.5 million in 2017 compared to $31.8 million in 2016. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. We recorded a net loss on the sale of Anchor of $62.6 million. Increases in crude oil and natural gas prices resulted in increases in drilling and production activities, which had a favorable impact on the net loss. In addition, income tax benefit decreased due to a $7.8 million income tax refund in 2016. Refer to Note 3 - “Discontinued Operations” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015
Sales. Sales from continuing operations decreased $456.0 million, or 11.6%, to $3,474.3 million in 2016 from $3,930.3 million in 2015. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2016	2015	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$538.7	$575.6	(6.4)%
Solvents	237.7	302.0	(21.3)%
Waxes	128.7	136.9	(6.0)%
Packaged and synthetic specialty products(1)	244.7	261.5	(6.4)%
Other (2)	102.5	91.8	11.7%
Total specialty products	$1,252.3	$1,367.8	(8.4)%
Total specialty products sales volume (in barrels)	9,779,000	9,200,000	6.3%
Average specialty products sales price per barrel	$128.06	$148.67	(13.9)%

Fuel products:
Gasoline	$844.3	$1,002.4	(15.8)%
Diesel	748.7	773.2	(3.2)%
Jet fuel	117.5	136.5	(13.9)%
Asphalt, heavy fuel oils and other (3)	451.8	471.0	(4.1)%
Hedging activities	59.7	179.4	(66.7)%
Total fuel products	$2,222.0	$2,562.5	(13.3)%
Total fuel products sales volume (in barrels)	41,527,000	36,869,000	12.6%
Average fuel products sales price per barrel (excluding hedging activities)	$52.07	$64.64	(19.4)%
Average fuel products sales price per barrel (including hedging activities)	$53.51	$69.50	(23.0)%

Total sales	$3,474.3	$3,930.3	(11.6)%
Total specialty and fuel products sales volume (in barrels)	51,306,000	46,069,000	11.4%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging.

(2)
Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, San Antonio and Great Falls refineries and crude oil sales from the San Antonio refinery to third party customers.

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
Fuel products segment sales for 2016 decreased $340.5 million, or 13.3%, due primarily to a decrease in the average selling price per barrel and a $119.7 million decrease in realized derivative gains recorded in sales on our fuel products cash flow hedges, partially offset by increased sales volume. The average selling price per barrel (excluding the impact of hedging activities reflected in sales) decreased $12.57, or 19.4%, resulting in a $521.9 million decrease in sales, compared to a 14.1% decrease in the average cost of crude oil per barrel. The decrease in the average selling prices per barrel is primarily due to market conditions. Sales volume increased 12.6% primarily due to increased sales volume of diesel and asphalt as a result of the Great Falls refinery expansion project completed in 2016, partially offset by decreased sales volume of gasoline due to market conditions.
Gross Profit. Gross profit from continuing operations decreased $150.1 million, or 28.0%, to $386.3 million in 2016 from $536.4 million in 2015. Gross profit for our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2016	2015	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$338.1	$370.2	(8.7)%
Percentage of sales	27.0%	27.1%
Specialty products gross profit per barrel	$34.57	$40.24	(14.1)%
Fuel products:
Gross profit (loss) excluding hedging activities	$39.8	$157.1	(74.7)%
Hedging activities	8.4	9.1	(7.7)%
Gross profit	$48.2	$166.2	(71.0)%
Percentage of sales	2.2%	6.5%
Fuel products gross profit per barrel (excluding hedging activities)	$0.96	$4.26	(77.5)%
Fuel products gross profit per barrel (including hedging activities)	$1.16	$4.51	(74.3)%
Total gross profit	$386.3	$536.4	(28.0)%
Percentage of sales	11.1%	13.6%
The components of the $32.1 million decrease in the specialty products segment gross profit for 2016 were as follows:

Dollar Change
(In millions)
2015 reported gross profit	$370.2
Sales price	(201.7)
Operating costs	(4.9)
Cost of materials	89.3
LCM inventory adjustment	47.4
Volume	35.3
LIFO inventory layer liquidation	2.5
2016 reported gross profit	$338.1
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
The decrease in fuel products segment gross profit of $118.0 million year-over-year was primarily due to narrowing crack spreads, a $39.4 million increase in operating costs and increased losses of $5.9 million related to the liquidation of LIFO inventory layers, partially offset by increased sales volume, a $58.0 million decrease in the unfavorable LCM inventory adjustment and decreased RINs compliance costs. During 2016, crack spreads narrowed as the average cost of crude oil per barrel decreased 14.1% and the average selling price per barrel decreased by 19.4%. The $41.3 million decrease in RINs expense primarily resulted from a reduction of the RINs liability as a result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for certain of our refineries for the 2014 and 2015 calendar years, partially offset by increased RINs market pricing and increased production. The increase in operating costs was due primarily to increased depreciation expense, utility costs and salaries and benefits expense, partially offset by decreased repairs and maintenance expense.
Selling. Selling expenses from continuing operations decreased $2.0 million, or 2.8%, to $69.8 million in 2016 from $71.8 million in 2015. The decrease was due primarily to a $4.3 million decrease in advertising expense and a $2.8 million decrease in depreciation and amortization expense, partially offset by an increase in salaries and benefits of $2.3 million, an increase in travel expenses of $1.0 million, an increase in commissions of $0.9 million and an increase in bad debt expense of $0.5 million.
General and administrative. General and administrative expenses from continuing operations decreased $20.1 million, or 16.0%, to $105.8 million in 2016 from $125.9 million in 2015. The decrease was due primarily to a $23.1 million decrease in incentive compensation costs, a $3.6 million decrease in professional fees expense and a $2.1 million decrease in severance expense, partially offset by an $8.0 million increase in salaries and benefits and a $1.1 million increase in information technology equipment.
Asset impairment. During 2016, we recorded asset impairment charges from continuing operations of $35.7 million primarily related to goodwill in the fuel products segment and specialty products segment. The 2016 fuel products segment goodwill impairment charge of $33.4 million was primarily a result of the reduced outlook on crack spreads. The 2016 specialty products segment goodwill impairment charge of $1.4 million was the result of a significant reduction in orders from a customer of significance. There was no asset impairment from continuing operations in 2015. For a further discussion regarding the factors underlying these impairments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies and Estimates” and Item 8. Financial Statements and Supplementary Data, Note 2.
Other operating costs and expenses. Other operating costs and expenses from continuing operations decreased $9.1 million, or 84.3%, to $1.7 million in 2016 from $10.8 million in 2015. The decrease is due primarily to decreased environmental remediation expense, decreased profit sharing expense related to a profit share agreement and gains from fixed asset sales.
Interest expense. Interest expense from continuing operations increased $56.8 million, or 54.1%, to $161.7 million in 2016 from $104.9 million in 2015. The increase is due primarily to an increase in the amount of our outstanding long-term debt, higher interest rates on senior secured notes issued in April 2016 compared to other outstanding long-term debt and decreased capitalized interest.
Debt extinguishment costs. Debt extinguishment costs from continuing operations were $46.6 million in 2015. Debt extinguishment costs were due primarily to the redemption of the 9.625% senior notes due 2020 (“2020 Notes”) with a portion of the net proceeds from the issuance of the 2023 Notes in 2015 period, with no comparable activity in the 2016 period.

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
Loss on derivative instruments. Loss on derivative instruments from continuing operations decreased $27.3 million to $4.1 million in 2016 from $31.4 million in 2015. The change was primarily due to decreased unrealized losses related to derivative instruments used to economically hedge crack spreads and crude oil purchases, partially offset by decreased realized gains of approximately $32.1 million related to settlements of derivative instruments used to economically hedge crack spreads and crude oil.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates from continuing operations decreased $42.8 million to $18.3 million in 2016 from $61.1 million in 2015, due primarily to a $24.3 million other-than-temporary impairment charge related to Juniper (defined below) in the 2015 period and the sale of Dakota Prairie in June 2016.
Net loss from discontinued operations. Net loss from discontinued operations decreased $22.2 million, or 41.1%, to $31.8 million in 2016 compared to $54.0 million in 2015. The decrease in net loss from discontinued operations was primarily due to a $33.8 million goodwill impairment charge in 2015 and a $15.6 million decrease in the unfavorable LCM inventory adjustment, partially offset by decreased sales volume in 2016 driven by a decline in rig count. Volatility in crude oil and natural gas prices resulted in a significant reduction in drilling and production activities, which had an unfavorable impact on net loss. In addition, 2016 included a $7.8 million income tax refund. Refer to Note 3 - “Discontinued Operations” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.
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
We received over $500 million in cash (excluding any receivables recorded for post-closing adjustments) for the Superior Transaction and the Anchor Transaction combined in 2017. On March 8, 2018, we issued a notice to call the 2021 Secured Notes (defined below) with a close date of April 9, 2018. A portion of the proceeds from the Superior Transaction and the Anchor Transaction will be used to fund the redemption of the 2021 Secured Notes. In addition, we have used the proceeds from these divestitures for general partnership purposes including capital expenditures.
We expect to fund planned capital expenditures in 2018 of $80 million and $90 million with cash on hand, cash flows from operations, borrowings under our revolving credit facility and by accessing capital markets as necessary. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. However, our credit ratings were downgraded in April 2016 which could adversely affect our ability to obtain new financing and increase the costs of our financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The borrowing base on our revolving credit facility decreased from approximately $453.1 million as of December 31, 2016, to approximately $319.0 million at December 31, 2017, resulting in a corresponding decrease in our borrowing availability from approximately $360.8 million at December 31, 2016, to approximately $252.0 million at December 31, 2017. The decrease in our borrowing base and borrowing availability was primarily related to a decrease in accounts receivable and inventory as a result of the Superior Transaction and Anchor Transaction.
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
The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by (used in) operating activities	$(26.5)	$4.1	$376.4
Net cash provided by (used in) investing activities	453.4	(154.2)	(389.0)
Net cash provided by financing activities	83.2	148.7	9.7
Net increase (decrease) in cash and cash equivalents	$510.1	$(1.4)	$(2.9)
Operating Activities. Operating activities used cash of $26.5 million during 2017 compared to providing cash of $4.1 million during 2016. The decrease in cash provided by operating activities is primarily due to increased working capital requirements of $97.3 million, a $166.7 million decrease in non-cash and other adjustment items and decreased operating cash flow from discontinued operations of $32.1 million, partially offset by decreased net loss from continuing operations of $265.5 million. Working capital increases were primarily driven by increased accounts receivable and increased accounts payable related to timing as a result of our ERP implementation, increased inventory as a result of higher crude oil prices and increased accrued salaries, wages and benefits related to increased incentive compensation costs.
Operating activities provided cash of $4.1 million during 2016 compared to $376.4 million during 2015. The decrease in cash provided by operating activities is primarily due to increased net loss from continuing operations of $211.4 million, increased working capital requirements of $75.7 million, decreased operating cash flow from discontinued operations of $44.9 million and a $40.3 million decrease in non-cash and other adjustment items. Working capital increases were primarily driven by increased accounts receivable due to timing of payments, decreased other liabilities due to decreased RINs costs and increased accrued salaries, wages and benefits, partially offset by decreased accounts payable.
Investing Activities. Cash provided by investing activities increased to $453.4 million in 2017 compared to using cash of $154.2 million in 2016. The increase is primarily due to proceeds from the Superior Transaction of $484.5 million in 2017 and $38.6 million in cash provided by discontinued operations primarily as a result of the proceeds from the Anchor Transaction, decreased capital expenditures of $69.2 million and decreased joint venture contributions of $45.7 million, partially offset by proceeds of $29.0 million mainly related to the sale of Dakota Prairie in 2016.
Cash used in investing activities decreased to $154.2 million in 2016 compared to $389.0 million in 2015. The decrease is primarily due to a decrease in capital expenditures of $192.9 million mainly due to the completion of several capital improvement projects, proceeds of $29.0 million mainly related to the sale of Dakota Prairie, decreased cash flow from discontinued operations of $6.8 million and a decrease in net joint venture investments of $4.5 million.
Financing Activities. Financing activities provided cash of $83.2 million during 2017 compared to $148.7 million during 2016. This decrease is primarily due to decreased net proceeds from the private placement of senior notes in 2016 of $393.1 million, partially offset by net proceeds from inventory financing agreements of $97.9 million in 2017 with no comparable activity in 2016, decreased distributions of $57.4 million and decreased repayments on the revolving credit facility and the related party debt of $165.8 million.

Financing activities provided cash of $148.7 million during 2016 compared to $9.7 million during 2015. This increase is primarily due to the redemption of the 2020 Notes of $275.0 million in 2015 with no comparable activity in 2016, decreased distributions of $167.2 million, increased net proceeds from the private placement of senior notes of $65.6 million and increased proceeds of $11.0 million from other financing activities. Partially offsetting these increases are decreased net proceeds from public offerings of common units (including our general partner’s contributions) of $167.4 million, increased payments on the revolving credit facility of $100.8 million in 2016 compared to repayments of $39.8 million in 2015 and $75.0 million in repayments of a related party note in 2016.
Supply and Offtake Agreements
On March 31, 2017, we entered into several agreements with Macquarie to support the operations of the Great Falls refinery, (“Great Falls Supply and Offtake Agreements”). The Great Falls Supply and Offtake Agreements expire on October 31, 2019. On July 27, 2017, we amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
On June 19, 2017, we entered into several agreements with Macquarie to support the operations of the Shreveport refinery, (“Shreveport Supply and Offtake Agreements”, and together with the Great falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). The Shreveport Supply and Offtake Agreements expire on June 30, 2020; however, Macquarie has the option to terminate the Shreveport Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
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
Pacific New Investment Limited
On August 5, 2015, we and The Heritage Group, a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). We invested $4.8 million in June 2016 and $4.8 million in October 2016. As of December 31, 2016 and 2017, we had an investment of $9.6 million in PACNIL, we owned an equity interest of approximately 23.8% in PACNIL, and through that ownership we owned an equity interest of approximately 6% in Hi-Speed. PACNIL wishes to exit its investment in Hi-Speed. We and PACNIL believe we will fully recover our investment in Hi-Speed.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures, turnaround capital expenditures and joint venture contributions for continuing operations and discontinued operations in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Capital improvement expenditures	$23.4	$67.6	$311.7
Replacement capital expenditures	30.5	20.0	28.9
Environmental capital expenditures	11.5	9.3	15.3
Turnaround capital expenditures	14.5	8.7	19.3
Joint venture contributions, net (1)	—	16.7	50.2
Total	$79.9	$122.3	$425.4

(1)	Includes proceeds from sale of unconsolidated affiliates and return of capital.
The decrease in capital expenditures from 2016 to 2017 is due primarily to the completion of capital improvement projects and decreased joint venture contributions. The decrease in capital expenditures from 2015 to 2016 due to the completion of several projects including the Great Falls refinery expansion.
We estimate our capital expenditures will be between $80 million and $90 million in 2018. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of December 31, 2017, our primary debt and credit instruments consisted of:

•
a $900.0 million senior secured revolving credit facility maturing in July 2019, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the revolving credit agreement) (“revolving credit facility”). On February 23, 2018, we entered into a $600.0 million amended and restated senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the amended and restated revolving credit agreement);

•	$900.0 million of 6.50% senior notes due 2021 (“2021 Notes”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”);

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”); and

•	$400.0 million of 11.50% senior secured notes due 2021 (“2021 Secured Notes”).
We were in compliance with all covenants under our debt instruments in place as of December 31, 2017, and believe we have adequate liquidity to conduct our business.
On March 8, 2018, we issued a notice to call the 2021 Secured Notes with a close date of April 9, 2018.
Short-Term Liquidity
As of December 31, 2017, our principal sources of short-term liquidity were (i) approximately $252.0 million of availability under our revolving credit facility and (ii) $164.3 million of cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions. In addition, we have restricted cash of $350.0 million generated from the Superior Transaction. Under the indentures governing our senior notes, proceeds from Asset Sales (as defined in the indentures) can only be used for, among other things, to repay, redeem or repurchase debt; to make certain acquisitions or investments; and to make capital expenditures.
Borrowings under our revolving credit facility are limited by a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. On December 31, 2017, we had availability on our revolving credit facility of approximately $252.0 million, based on a borrowing base of approximately $319.0 million, $67.3 million in outstanding standby letters of credit and $0.2 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended December 31, 2017, were $90.0 million. Our availability on our revolving credit facility during the peak borrowing days of the quarter has been ample to support our operations and service upcoming requirements. During the quarter ended December 31, 2017, availability for additional borrowings under our revolving credit facility was approximately $210.8 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option which margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the FILO tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. As of December 31, 2017, this margin was 50 basis points for prime and 150 basis points for LIBOR; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
Our revolving credit facility contains various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. The revolving credit facility generally permits us to make cash distributions to our unitholders as long as immediately after giving effect to such a cash distribution we have cash and availability under the revolving credit facility totaling at least equal to the sum of the amount of FILO loans outstanding plus the greater of (i) 15% of the Borrowing Base (as defined in the credit agreement) then in effect and (ii) $60.0 million. Further, the revolving credit facility contains one springing financial covenant which provides that only if our availability under the revolving credit facility falls below the sum of the amount of FILO loans outstanding plus the greater of (a) 10% of the Borrowing Base (as defined in the credit agreement) then in effect and (b) $35.0 million, we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the credit agreement) of at least 1.0 to 1.0 until availability under the revolving credit facility exceeds the greater of the foregoing amounts for 30 consecutive days.
If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the revolving credit facility and exercise other rights and remedies. An event of default includes, among other things, the nonpayment of principal, interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the revolving credit facility or other loan documents, subject, in limited circumstances, to certain grace periods; cross-defaults in other indebtedness if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness under any material agreement; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control.
As of December 31, 2017, we were in compliance with all covenants under the revolving credit facility.
For additional information regarding our revolving credit facility, see Note 9 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.” We amended and restated our revolving credit agreement on February 23, 2018. For information regarding our amended and restated revolving credit agreement, see Note 21 “Subsequent Events” in Part II, Item 8 “Financial Statements and Supplementary Data.”

Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of debt or equity.
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes, other than the 2021 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2017 and December 31, 2016, we had $400.0 million in 2021 Secured Notes, $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. On March 8, 2018, we issued a notice to call the 2021 Secured Notes with a close date of April 9, 2018.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on or redeem or repurchase our common units or redeem or repurchase our subordinated debt and, in the case of the 2021 Secured Notes, our unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P’s Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2017, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 1.7.
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
For additional information regarding our senior notes, see Note 9 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2017. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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

Subject to certain conditions set forth in the Collateral Trust Agreement, we have the ability to add secured hedging counterparties from time to time. On March 8, 2018, we issued a notice to call the 2021 Secured Notes with a close date of April 9, 2018.
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
Equity Transactions
We entered into an Equity Placement Agreement with various sales agents under which we issued and sold, from time to time, common units representing limited partner interests, having an aggregate offering price of up to $300.0 million through one or more sales agents. The Equity Placement Agreement expired in May 2016. The net proceeds from any sales under this agreement were used for general partnership purposes, which included, among other things, repayment of indebtedness, working capital and capital expenditures. Our general partner contributed its proportionate capital contribution to retain its 2% general partner interest. For the years ended December 31, 2017 and December 31, 2016, we did not have any sales of our common units under the Equity Placement Agreement.
During 2017, 2016 and 2015, we completed the following marketed public offerings of common units (in millions, except unit and per unit data):

Closing Date	Number of Common Units Offered	Price per Unit	Net Proceeds (1)	General Partner Contribution(2)	Underwriting Discount	Use of Proceeds
March 13, 2015	6,000,000	$26.75	$153.9	$3.3	$6.4	Net proceeds were used to redeem a portion of the 2020 Notes and to repay borrowings under the revolving credit facility.

(1)	Proceeds are net of underwriting discounts, commissions and expenses but before our general partner’s capital contribution.

(2)	Our general partner contributions were made to retain its 2% general partner interest.
In April 2016, the board of directors of our general partner suspended payment of our quarterly cash distribution. The board of directors of our general partner will continue to evaluate our ability to reinstate the distribution. During 2017, 2016, 2015 and through February 2018, we made the following cash distributions on all outstanding common units (including our general partner’s incentive distribution rights) (in millions except per unit data):

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

Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of December 31, 2017, at current maturities is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating Activities:
Interest on long-term and short-term debt at contractual rates and maturities (1)	$706.1	$167.1	$326.8	$154.3	$57.9
Operating lease obligations (2)	97.4	31.4	38.4	16.8	10.8
Letters of credit (3)	67.3	67.3	—	—	—
Purchase commitments (4)	571.5	297.5	147.8	42.0	84.2
Employment agreements (5)	0.9	0.9	—	—	—
Financing Activities:
Obligations under inventory financing agreements	105.5	105.5	—	—	—
Capital lease obligations	44.0	2.7	2.2	2.2	36.9
Long-term debt obligations, excluding capital lease obligations	1,981.8	351.4	3.1	1,302.3	325.0
Total obligations	$3,574.5	$1,023.8	$518.3	$1,517.6	$514.8

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

In connection with the closing of the acquisition of Penreco on January 3, 2008, we entered into a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of ten years. This agreement was extended for 90 days subsequent to December 31, 2017. Based upon this minimum supply quantity, we expect to purchase $11.4 million of feedstock for the LVT unit in the term of the agreement extension based on pricing estimates as of December 31, 2017. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during fiscal year 2017.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates and base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data.” We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
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
The replacement cost of our inventory, based on current market values, would have been $4.6 million lower and $15.7 million lower at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, we recorded decreases in cost of sales in the consolidated statements of operations of $30.6 million and $38.4 million, respectively, due to the LCM inventory valuation. During the years ended December 31, 2017 and 2016, we recorded $3.7 million and $28.5 million, respectively, of increases in cost of sales in the consolidated statements of operations due to the liquidation of higher cost LIFO inventory layers.
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
2017 Impairment Charge
During the fourth quarter of 2017, we identified impairment indicators that suggested the carrying values of long-lived assets at the Missouri and San Antonio reporting units within the specialty products and fuel products segments, respectively, may not be recoverable. The primary impairment indicators included recently completed projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to these reporting units and poor local market conditions. Undiscounted cash flow tests performed for these reporting units indicated that the long-lived assets were not recoverable. The fair value of the reporting units was established using a discounted cash flow method which utilized Level 3 inputs in the fair value hierarchy. The principal parameters used to establish fair values included estimates of future margins on products produced and sold, future commodity prices, future capital expenditures and discount rates. As a result of the long-lived asset impairment assessment performed, we recorded property, plant and equipment impairment charges on our Missouri reporting unit of $59.2 million and on our San Antonio reporting unit of $147.0 million.
The discount rates used for our Missouri and San Antonio reporting units were approximately12.5% and 14.5%, respectively, per year. Revenue growth rates assumed for our Missouri reporting unit were approximately 12.6% for 2018 and 2.0% to 6.0% for 2019 and beyond. Revenue growth rates assumed for our San Antonio reporting unit were approximately 42.2% for 2018 and 2.0% to 6.0% for 2019 and beyond.
Sensitivity Analysis
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
Valuation of Goodwill
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary.
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
When performing the quantitative assessment, as required in the impairment test, the fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. If the carrying value of a reporting unit is in excess of its fair value, an impairment would be recognized in an amount equal to the excess that the carrying value exceeded the estimated fair value, limited to the total amount of goodwill.
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
2016 Impairment Charge
In April 2016, the board of directors of our general partner determined to suspend payment of our quarterly cash distribution to unitholders. The suspension of the quarterly cash distribution caused a sustained decrease in our common unit price. As a result, we determined that these events constituted a triggering event that required us to update our financial projections and our goodwill impairment assessment as of April 30, 2016. The discount rates used for our Great Falls and San Antonio reporting units where impairment was recognized were approximately 13.0% and 13.5%, respectively, per year. Revenue growth rates assumed for our Great Falls reporting unit where impairment was recognized were approximately 41.1% for 2016 and (2.6)% to 39.9% for 2017 and beyond. Revenue growth rates assumed for our San Antonio reporting unit where impairment was recognized were approximately (8.5)% for 2016 and (1.0)% to 27.4% for 2017 and beyond. An impairment charge of $33.4 million related to the fuel products segment was recorded for goodwill as a result of the step 2 analysis.
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
A significant decline in our revenue and earnings or a significant decline in the price of our common units could result in an impairment charge related to the remaining specialty products segment goodwill of $171.4 million in the future.
Significant Estimates and Assumptions
Fair values calculated for the purpose of testing our goodwill for impairment are estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:

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
The increase in the fair market value of our outstanding derivative instruments from a net liability of $14.0 million as of December 31, 2016, to a net liability of $10.4 million as of December 31, 2017, was due primarily to decreases in the forward market values of crude oil and fuel products margins, or crack spreads, relative to our hedged products margins and settlements of derivatives in 2017 that resulted in realized losses and the $4.4 million embedded derivative related to our Supply and Offtake Agreements. We recorded realized losses of $13.2 million and unrealized gains of $3.6 million on derivative instruments for the year ended December 31, 2017.
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
Significant Estimates and Assumptions
Our derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Substantially all of our derivative instruments are with counterparties that have long-term credit ratings of at least A3 and BBB+ by Moody’s and S&P, respectively.
To estimate the fair values of our derivative instruments, we use the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of our derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through our credit valuation adjustment (“CVA”). The CVA is calculated at the transaction level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. We use the counterparty’s marginal default rate and our survival rate when we are in a net asset position at the payment date and use our marginal default rate and the counterparty’s survival rate when we are in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2017, our net liabilities changed by an immaterial amount. As a result of applying the CVA at December 31, 2016, our net assets were increased by less than $0.1 million and our net liabilities were reduced by approximately $0.5 million.
Observable inputs utilized to estimate the fair values of our derivative instruments were primarily based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the hedging entities and unobservable inputs in the forward rate, we have categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. We believe we have obtained the most accurate information available for the types of derivative instruments we hold. See Note 10 “Derivatives” in Part II, Item 8 “Financial Statements and Supplementary Data” for further information on derivative instruments.
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
We believe that the fair values of our derivative instruments may diverge materially from the amounts currently recorded at fair value at settlement due to the volatility of commodity prices. Holding all other variables constant, we expect a $1.00 increase in the applicable commodity prices would change our recorded mark-to-market valuation by the following amounts based upon the volumes hedged as of December 31, 2017:

In millions
Gasoline crack spread swaps	$(0.8)
Diesel crack spread swaps	$(0.8)
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
The following table provides a summary of the implied crack spreads of gasoline swaps, diesel swaps, gasoline crack spread swaps and diesel crack spread swaps on a combined basis as of December 31, 2017 in our fuel products segment:

Crack Spread Swap Contracts by Expiration Dates	Barrels	BPD	Average Implied Crack Spread ($/Bbl)
First Quarter 2018	1,680,000	18,667	$14.92
Total	1,680,000
Average price			$14.92
The following tables provide a summary of crude oil swaps as of December 31, 2017, in our fuel products segment:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2018	28,000	311	$48.25
Total	28,000
Average price			$48.25
Please read Note 10 “Derivatives” in the notes to our consolidated financial statements under Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.
Our derivative instruments and overall specialty products segment and fuel products segment hedging positions are monitored regularly by our risk management committee, which includes executive officers. The risk management committee reviews market information and our hedging positions regularly to determine if additional derivative activity is advised. A summary of derivative positions and a summary of hedging strategy are presented to our general partner’s board of directors quarterly.

The following table illustrates how a change in market price (holding all other variables constant and excluding the impact of our current hedges) would affect our sales and cost of sales in the consolidated statements of operations:

	Sales		Cost of Sales
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(In millions)
Specialty Products:
$1.00 change in per barrel price of crude oil (1)	$—	$—	$9.4	$9.8
$0.50 change in MMBtu (one million British Thermal Units) of natural gas (2)	$—	$—	$6.6	$7.2
Fuel Products:
$1.00 change in per barrel price of crude oil (1)	$—	$—	$28.1	$29.8
$1.00 change in per barrel selling price of gasoline, diesel and jet fuel (1)	$28.1	$29.8	$—	$—

(1)	Based on our 2017 and 2016 sales volumes.

(2)	Based on our results for the years ended December 31, 2017 and 2016.
Revolving Credit Facility
Borrowings under the revolving credit facility are limited by a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in inventory and accounts receivable, as well as selling prices of our products and our current material costs, primarily the cost of crude oil. Our inventory is based on local crude oil prices at period end, which can materially fluctuate period to period.
Pension Assets Volatility and Investment Policy
Our Pension Plan assets are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the Plan’s fiduciaries, which direct investments according to specific policies. Our consolidated statement of operations is currently shielded from volatility in plan assets due to the way accounting standards are applied for pension plans, although favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to the future rate of return. Please read Note 14 “Employee Benefit Plans” under Part II, Item 8 “Financial Statements and Supplementary Data” for a further discussion of our investment policies.
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
Holding other variables constant (RINs requirements), a $1.00 change in the price of RINs as of December 31, 2017, would be expected to have an impact on net income for 2017 of approximately $113.1 million.
Interest Rate Risk
We use various strategies to reduce our exposure to interest rate risk, including the use of financially settled derivative instruments, such as interest rate swaps and options, to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity by modifying the pricing characteristics of certain debt instruments so that earnings are not adversely affected by movement in interest rates. During 2014, we entered into an interest rate swap agreement that converted a portion of our senior notes from a fixed interest rate to a variable rate that fluctuates based on changes in the one-month London Interbank Offered Rate (“LIBOR”). During the first quarter 2015, we terminated this interest rate swap agreement. We have disclosed this interest rate swap designated as a fair value hedge in Note 10 “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data.”
Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of December 31, 2017 and 2016, which we disclose in Note 9 “Long-Term Debt” and Note 11 “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data.”

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Unsecured Notes	$896.4	$892.5	$763.9	$890.2
2022 Unsecured Notes	$352.4	$344.8	$296.0	$343.7
2023 Unsecured Notes	$327.7	$319.1	$274.2	$318.3
2021 Secured Notes	$456.4	$387.6	$458.8	$384.5
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $900.0 million revolving credit facility as of December 31, 2017, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $0.2 million of variable rate debt as of December 31, 2017. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2017, would be expected to have an immaterial impact on net income and cash flows for 2017. We had $10.2 million of variable rate debt outstanding as of December 31, 2016.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC
General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 2, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Indianapolis, Indiana
April 2, 2018

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2017	2016
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$164.3	$4.2
Restricted cash	350.0	—
Accounts receivable, net:
Trade, less allowance for doubtful accounts of $7.0 million and $0.9 million, respectively	265.4	182.7
Other	88.7	22.2
	354.1	204.9
Inventories	314.4	357.8
Derivative assets	—	0.8
Prepaid expenses and other current assets	8.7	10.6
Discontinued operations, current assets	—	62.6
Total current assets	1,191.5	640.9
Property, plant and equipment, net	1,159.2	1,632.4
Investment in unconsolidated affiliates	35.0	9.6
Goodwill	171.4	177.2
Other intangible assets, net	107.9	133.5
Other noncurrent assets, net	23.8	40.3
Discontinued operations, noncurrent assets	—	91.3
Total assets	$2,688.8	$2,725.2
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$282.3	$275.9
Accrued interest payable	52.5	52.5
Accrued salaries, wages and benefits	35.9	11.1
Other taxes payable	16.1	20.4
Obligations under inventory financing agreements	103.1	—
Other current liabilities	73.7	99.6
Current portion of long-term debt	354.1	3.5
Derivative liabilities	6.0	14.8
Discontinued operations, current liabilities	2.0	20.4
Total current liabilities	925.7	498.2
Pension and postretirement benefit obligations	3.1	11.3
Other long-term liabilities	1.9	3.3
Long-term debt, less current portion	1,638.2	1,993.7
Total liabilities	2,568.9	2,506.5
Commitments and contingencies
Partners’ capital:
Limited partners’ interest (76,788,801 units and 76,392,258 units, issued and outstanding at December 31, 2017 and 2016, respectively)	113.3	211.2
General partner’s interest	13.8	15.8
Accumulated other comprehensive loss	(7.2)	(8.3)
Total partners’ capital	119.9	218.7
Total liabilities and partners’ capital	$2,688.8	$2,725.2
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In millions, except unit and per unit data)
Sales	$3,763.8	$3,474.3	$3,930.3
Cost of sales	3,265.6	3,088.0	3,393.9
Gross profit	498.2	386.3	536.4
Operating costs and expenses:
Selling	65.7	69.8	71.8
General and administrative	138.7	105.8	125.9
Transportation	137.1	154.3	153.6
Taxes other than income taxes	24.1	19.3	17.1
Asset impairment	207.3	35.7	—
Gain on sale of business, net	(236.0)	—	—
Other	3.3	1.7	10.8
Operating income (loss)	158.0	(0.3)	157.2

Other income (expense):
Interest expense	(183.1)	(161.7)	(104.9)
Debt extinguishment costs	—	—	(46.6)
Loss on derivative instruments	(9.6)	(4.1)	(31.4)
Loss from unconsolidated affiliates	—	(18.3)	(61.1)
Loss on sale of unconsolidated affiliates	—	(113.4)	—
Other	3.3	1.2	1.6
Total other expense	(189.4)	(296.3)	(242.4)
Net loss from continuing operations before income taxes	(31.4)	(296.6)	(85.2)
Income tax expense (benefit) from continuing operations	(0.1)	0.2	0.2
Net loss from continuing operations	(31.3)	(296.8)	(85.4)
Net loss from discontinued operations, net of income taxes	(72.5)	(31.8)	(54.0)
Net loss	$(103.8)	$(328.6)	$(139.4)
Allocation of net loss:
Net loss	$(103.8)	$(328.6)	$(139.4)
Less:
General partner’s interest in net loss	(2.1)	(6.6)	(2.8)
General partner’s incentive distribution rights	—	—	16.8
Net loss available to limited partners	$(101.7)	$(322.0)	$(153.4)
Weighted average limited partner units outstanding:
Basic and diluted	77,598,950	77,043,935	74,896,096

Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.40)	$(3.77)	$(1.34)
From discontinued operations	(0.91)	(0.41)	(0.71)
Limited partners’ interest	$(1.31)	$(4.18)	$(2.05)

Cash distributions declared per limited partner unit	$—	$0.685	$2.74
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net loss	$(103.8)	$(328.6)	$(139.4)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge gain reclassified to net loss	—	(6.4)	(12.1)
Change in fair value of cash flow hedges	—	—	(7.3)
Defined benefit pension and retiree health benefit plans	1.1	(0.3)	4.7
Foreign currency translation adjustment	—	—	(0.6)
Total other comprehensive income (loss)	1.1	(6.7)	(15.3)
Comprehensive loss attributable to partners’ capital	$(102.7)	$(335.3)	$(154.7)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital		Total
		General Partner	Limited Partners

	(In millions)
Balance at December 31, 2014	$13.7	$30.6	$765.9	$810.2
Other comprehensive loss	(15.3)	—	—	(15.3)
Net income (loss)	—	14.0	(153.4)	(139.4)
Common units repurchased for phantom unit grants	—	—	(5.5)	(5.5)
Issuance of phantom units	—	—	1.9	1.9
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.5)	(1.5)
Reclassification of Liability Awards to equity	—	—	7.9	7.9
Amortization of phantom units	—	—	2.4	2.4
Proceeds from public offerings of common units, net	—	—	164.1	164.1
Contributions from Calumet GP, LLC	—	3.5	—	3.5
Distributions to partners	—	(20.6)	(203.8)	(224.4)
Balance at December 31, 2015	$(1.6)	$27.5	$578.0	$603.9
Other comprehensive loss	(6.7)	—	—	(6.7)
Net loss	—	(6.6)	(322.0)	(328.6)
Issuance of phantom units	—	—	4.1	4.1
Settlement of tax withholdings on equity-based incentive compensation	—	—	(2.4)	(2.4)
Amortization of phantom units	—	—	5.6	5.6
Contributions from Calumet GP, LLC	—	0.2	—	0.2
Distributions to partners	—	(5.3)	(52.1)	(57.4)
Balance at December 31, 2016	$(8.3)	$15.8	$211.2	$218.7
Other comprehensive income	1.1	—	—	1.1
Net loss	—	(2.1)	(101.7)	(103.8)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.9)	(0.9)
Amortization of phantom units	—	—	4.7	4.7
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at December 31, 2017	$(7.2)	$13.8	$113.3	$119.9
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating activities
Net loss	$(103.8)	$(328.6)	$(139.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	72.5	31.8	54.0
Depreciation and amortization	154.8	152.0	122.6
Amortization of turnaround costs	24.3	33.2	29.0
Non-cash interest expense	10.2	9.6	6.6
Non-cash debt extinguishment costs	—	—	9.1
Unrealized (gain) loss on derivative instruments	(3.6)	(19.9)	39.5
Asset impairment	207.3	35.7	—
Equity-based compensation	11.6	5.6	9.8
Lower of cost or market inventory adjustment	(30.6)	(38.4)	67.0
Loss from unconsolidated affiliates	—	18.3	61.1
Loss on sale of unconsolidated affiliates	—	113.4	—
Gain on sale of business	(236.0)	—	—
Other non-cash activities	10.2	5.4	10.5
Changes in assets and liabilities:
Accounts receivable	(158.9)	(38.9)	52.6
Inventories	(8.5)	41.5	25.0
Prepaid expenses and other current assets	(0.8)	(4.2)	0.6
Derivative activity	(0.5)	(19.0)	(7.0)
Turnaround costs	(14.5)	(8.7)	(19.3)
Other assets	(0.5)	(0.6)	—
Accounts payable	70.6	18.4	(77.3)
Accrued interest payable	0.9	21.4	(6.5)
Accrued salaries, wages and benefits	18.0	(17.8)	10.7
Other taxes payable	0.9	3.6	1.8
Other liabilities	(24.2)	(16.6)	74.5
Pension and postretirement benefit obligations	(2.7)	(2.0)	(2.3)
Net cash provided by (used in) discontinued operating activities	(23.2)	8.9	53.8
Net cash provided by (used in) operating activities	(26.5)	4.1	376.4
Investing activities
Additions to property, plant and equipment	(70.0)	(139.2)	(332.1)
Investment in unconsolidated affiliates	—	(45.7)	(50.2)
Proceeds from sale of unconsolidated affiliates	—	29.0	—
Proceeds from sale of property, plant and equipment	0.3	1.7	0.1
Proceeds from sale of business, net	484.5	—	—
Net cash provided by (used in) discontinued investing activities	38.6	—	(6.8)
Net cash provided by (used in) investing activities	453.4	(154.2)	(389.0)
Financing activities
Proceeds from borrowings — revolving credit facility	901.2	1,187.1	1,390.0
Repayments of borrowings — revolving credit facility	(911.2)	(1,287.9)	(1,429.8)
Proceeds from borrowings — senior notes	—	393.1	322.6
Repayments of borrowings — senior notes	—	—	(275.0)
Proceeds from borrowings — related party note	—	—	75.0
Repayments of borrowings — related party note	—	(75.0)	—
Payments on capital lease obligations	(2.5)	(8.5)	(8.0)
Proceeds from inventory financing	100.1	—	—
Proceeds from (payments on) other financing obligations	(2.3)	8.5	(2.5)
Proceeds from public offerings of common units, net	—	—	164.1
Debt issuance costs	(2.2)	(11.4)	(5.6)
Contributions from Calumet GP, LLC	0.1	0.2	3.5
Distributions to partners	—	(57.4)	(224.6)
Net cash provided by financing activities	83.2	148.7	9.7
Net increase (decrease) in cash, cash equivalents and restricted cash	510.1	(1.4)	(2.9)
Cash, cash equivalents and restricted cash at beginning of year	4.2	5.6	8.5
Cash, cash equivalents and restricted cash at end of year	$514.3	$4.2	$5.6
Cash and cash equivalents	$164.3	$4.2	$5.6
Restricted cash	$350.0	$—	$—
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$163.7	$130.2	$120.6
Income taxes paid	$0.4	$1.2	$1.1
Supplemental disclosure of non-cash investing and financing activities
Non-cash consideration received for the sale of Anchor	$25.4	$—	$—
Non-cash property, plant and equipment additions	$9.1	$14.0	$56.5
Non-cash capital lease	$—	$2.3	$4.4
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly-traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2017, the Company had 76,788,801 limited partner common units and 1,567,118 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners.
The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, white mineral oils, solvents, petrolatums, waxes, and fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and heavy fuel oils. The Company is based in Indianapolis, Indiana and owns specialty and fuel products facilities. The Company owns and leases additional facilities, primarily related to production and marketing of specialty and fuel products, throughout the United States (“U.S.”). Subsequent to the sale of Anchor Drilling Fluids USA, LLC (“Anchor”) on November 21, 2017, the Company manages its business in two reportable segments: specialty products and fuel products.
Prior to November 21, 2017, the Company owned and operated Anchor, which provided oilfield services and products in the United States. On November 21, 2017, the Company completed the sale of Anchor. As a result, effective in its fourth quarter of 2017, the Company classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. See Note 3 for further discussion.
2. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Investments in significant noncontrolled entities are accounted for either by using the equity method or cost method of accounting.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash include all highly liquid investments with a maturity of three months or less at the time of purchase.
The sale of the Superior, Wisconsin refinery (“Superior Refinery”) resulted in restricted cash and was based upon the value of collateral under the Company’s debt agreements. Under the indentures governing the Company’s senior notes, proceeds from Asset Sales (as defined in the indentures) can only be used for, among other things, to repay, redeem or repurchase debt; to make certain acquisitions or investments; and to make capital expenditures.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2017	2016	2015
Beginning balance	$0.9	$0.9	$1.4
Provision	6.1	0.3	—
Write-offs, net	—	(0.3)	(0.5)
Ending balance	$7.0	$0.9	$0.9
Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $4.6 million lower and $15.7 million lower as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company had $1.4 million and $1.3 million, respectively, of inventory consigned to others.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 8 — “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively. The crude oil remains in the legal title of Macquarie and is stored in the Company’s refinery storage tanks governed by storage agreements. Legal title to the crude oil passes to the Company at the storage tank outlet. After processing, Macquarie takes title to the refined products stored in the Company’s storage tanks until sold to third parties. While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s consolidated balance sheets until processed and sold to a third party. The Company is obligated to repurchase the inventory in certain scenarios. The agreements are accounted for similar to a product financing arrangement.
Inventories consist of the following (in millions):

	December 31, 2017			December 31, 2016
	Titled Inventory	Supply & Offtake Agreements (1)	Total	Titled Inventory	Supply & Offtake Agreements (1)	Total
Raw materials	$42.0	$17.6	$59.6	$57.4	$—	$57.4
Work in process	34.4	23.7	58.1	74.2	—	74.2
Finished goods	139.4	57.3	196.7	226.2	—	226.2
	$215.8	$98.6	$314.4	$357.8	$—	$357.8

(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Refer to Note 8 for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. For each of the years ended December 31, 2017, 2016 and 2015, the Company recorded increases (exclusive of lower of cost or market (“LCM”) adjustments) of $3.7 million, $28.5 million and $25.1 million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the years ended December 31, 2017 and 2016, the Company recorded decreases in cost of sales in the consolidated statements of operations of $30.6 million and $38.4 million, respectively, due to the LCM valuation. During the year ended December 31, 2015, the Company recorded an increase in cost of sales in the consolidated statements of operations of $67.0 million due to the LCM valuation.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On a regular basis, the Company enters into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under ASC 815 and, as such, are not measured at fair value.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives. Assets under capital leases are amortized over the lesser of the useful life of the asset or the term of the lease.
Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2017	2016
Land	$13.8	$19.6
Buildings and improvements (10 to 40 years)	36.9	69.0
Machinery and equipment (10 to 20 years)	1,622.8	2,055.3
Furniture and fixtures (5 to 10 years)	61.5	33.2
Assets under capital leases (4 to 26 years) (1)	18.2	51.3
Construction-in-progress	21.4	49.0
	1,774.6	2,277.4
Less accumulated depreciation	(615.4)	(645.0)
	$1,159.2	$1,632.4

(1)	Assets under capital leases primarily relate to machinery and equipment.
Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.
During 2017, 2016 and 2015, the Company incurred $185.2 million, $166.8 million and $133.5 million, respectively, of interest expense of which $2.1 million, $5.1 million and $28.6 million, respectively, was capitalized as a component of property, plant and equipment.
The Company has not recorded an asset retirement obligation as of December 31, 2017 or 2016, because such potential obligations cannot be measured since it is not possible to estimate the settlement dates.
During the years ended December 31, 2017, 2016 and 2015, the Company recorded $130.0 million, $125.1 million and $93.2 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $3.9 million, $3.6 million and $2.6 million for the years ended 2017, 2016 and 2015, respectively, related to the Company’s capital lease assets.
The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2017 and 2016, the Company had $55.8 million and $17.6 million, respectively, of capitalized software costs. As of December 31, 2017 and 2016, the Company had $20.9 million and $17.2 million, respectively of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $3.3 million, $4.1 million and $4.2 million, respectively, of amortization expense on capitalized computer software. Capitalized software is included in furniture and fixtures.
Investment in Unconsolidated Affiliates
The Company accounts for its ownership in its Pacific New Investment Limited joint venture as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures and is recorded in investments in unconsolidated

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates in the consolidated balance sheet. The equity method of accounting is applied when the investor has an ownership interest of less than 50% and/or has significant influence over the operating or financial decisions of the investee. Under the equity method, the Company’s proportionate share of net income (loss) is reflected as a single-line item in the consolidated statements of operations and as increases or decreases, as applicable, in the carrying value of the Company’s investment in the consolidated balance sheets. In addition, the proportionate share of net income (loss) is reflected as a non-cash activity in operating activities in the consolidated statements of cash flows. Contributions increase the carrying value of the investment and are reflected as an investing activity in the consolidated statements of cash flows.
The Company accounts for its ownership in Fluid Holding Corp. (“FHC”) as a cost method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures and is recorded in investments in unconsolidated affiliates in the consolidated balance sheet. The cost method of accounting is applied when the investor does not have the ability to exercise significant influence. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
Equity method and cost method investments are assessed for other-than-temporary impairment whenever changes in the facts and circumstances indicate an other than temporary loss in value has occurred. During the year ended December 31, 2016, the Company recorded a $0.2 million impairment charge in loss from unconsolidated affiliates in the consolidated statements of operations. The Company recorded a $24.3 million impairment charge in loss from unconsolidated affiliates in the consolidated statements of operations in 2015. For further information on the Company’s investment in unconsolidated affiliates, refer to Note 5.
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. See Note 6 for more information. The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and  ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary.
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
If the Company’s qualitative assessment concludes that it is probable that an impairment exists or the Company skips the qualitative assessment then the Company needs to perform a quantitative assessment. In the first step of the quantitative assessment, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of the reporting unit, measuring the current value of the reporting unit by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, refer to Note 6.
Definite-Lived Intangible Assets
Definite-lived intangible assets consist of intangible assets associated with customer relationships, tradenames, trade secrets, patents and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using discounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the discounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, refer to Note 6.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Noncurrent Assets
Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $13.4 million and $35.9 million as of December 31, 2017 and 2016, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $72.7 million and $101.9 million at December 31, 2017 and 2016, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	December 31,
	2017	2016
RINs Obligation	$59.1	$79.3
Other	14.6	20.3
Total	$73.7	$99.6
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
The Company uses the inventory model to account for RINs, measuring acquired RINs at weighted-average cost. The cost of RINs used each period is charged to cost of sales with cash inflows and outflows recorded in the operating cash flow section of the consolidated statements of cash flows. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RINs spot price. The Company recognizes an asset at the end of each reporting period in which it has generated RINs in excess of its RINs Obligation. The asset is initially recorded at cost at the time the Company acquires them and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of sales for the period in the consolidated statements of operations. The value of RINs in excess of the RINs Obligation, if any, would be reflected in other current assets on the consolidated balance sheets. RINs generated in excess of the Company’s current RINs Obligation may be sold or held to offset future RINs Obligations. Any such sales of excess RINs are recorded in cost of sales in the consolidated statements of operations. The assets and liabilities associated with our RINs Obligation are considered recurring fair value measurements.  See Note 7 for further information on the Company’s RINs Obligation.
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
During the fourth quarter of 2017, the Company identified impairment indicators that suggested the carrying values long-lived assets including property, plant and equipment at the Missouri and San Antonio reporting units within the specialty products and fuel products segments, respectively, may not be recoverable. The primary impairment indicators included recently completed projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to these reporting units and poor local market conditions. Undiscounted cash flow tests performed for these reporting units indicated that the long-lived assets were not recoverable. The fair value of the reporting units was established using a discounted cash flow method which utilized Level 3 inputs in the fair value hierarchy. The principal parameters used to establish fair values included estimates of future margins on products produced and sold, future commodity prices, future capital expenditures and discount rates. As a result of the long-lived asset impairment assessment performed, the Company recorded impairment charges primarily on property, plant and equipment on its Missouri reporting unit of $59.2 million and on its San Antonio reporting unit of $147.0 million for the year ended December 31, 2017.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2016, the Company recorded write-downs related to idle fixed assets within the specialty products segments. Non-cash charges of $0.9 million were recorded in asset impairment on the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2016. No impairments of long-lived assets were recorded in 2015.
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
Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into “in contemplation” of one another, are combined and reported net (i.e., on the same statement of operations line).
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
In the event that the Company’s taxable income does not meet certain qualification requirements, the Company would be taxed as a corporation. Interest and penalties related to income taxes, if any, would be recorded in income tax expense. Generally, tax returns remain subject to examination by taxing authorities for three years. The Company had no unrecognized tax benefits as of December 31, 2017 and 2016.
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
Unit based compensation liability awards are awards that are expected to be settled in cash on their vesting dates, rather than in equity units (“Liability Awards”). Liability Awards are recorded in accrued salaries, wages and benefits based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair value of the vested portions of the Liability Awards are recorded as increases or decreases to compensation expense. See Note 13 for more information on Liability Awards.
Shipping and Handling Costs
The Company complies with ASC 605-45, Revenue Recognition — Principal Agent Considerations. ASC 605-45 requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or to be disclosed if classified elsewhere. The Company has reflected $137.1 million, $154.3 million and $153.6 million, respectively, for the years ended December 31, 2017, 2016 and 2015, in transportation expense in the consolidated statements of operations, the majority of which is billed to customers.
Advertising Expenses
The Company expenses advertising costs as incurred which totaled $6.6 million, $9.9 million and $14.2 million in 2017, 2016 and 2015, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.
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
New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the adoption of ASU 2017-12 on the Company’s consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends prior guidance by further defining when a change to the terms of a share-based award are required to be accounted for as a modification under the rules by providing specific criteria. ASU 2017-09 is effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 will not have an impact on the Company’s consolidated financial statements.
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”). The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the statement of operations separately from the service cost and outside of a subtotal of operating income (loss). In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 is effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-07 will not have an impact on the Company’s consolidated financial statements.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), in which the guidance on testing for goodwill was updated by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual and/or interim assessments are still required to be completed. Further, the guidance eliminates the requirement to assess reporting units with zero or negative carrying values, however, the carrying values for all reporting units must be disclosed. ASU 2017-04 is effective for fiscal years (including interim periods) beginning after December 15, 2019, with early adoption permitted. The adopted ASU 2017-04 and applied it to its annual goodwill impairment assessment in 2017.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The guidance provides criteria for use in determining when to conclude a “set” (as defined in the original guidance) being acquired or disposed in a transaction is not a business. Where the criteria are not met, more stringent screening has been provided to define a set as a business without an output, as more narrowly defined within the guidance. ASU 2017-01 is effective for fiscal years (including interim periods) beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-01 will not have an impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU 2016-02 provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017 and January 2018, the FASB released ASU 2017-13 and ASU 2018-01, respectively, which contain modifications to ASU 2016-02. The amendments in these standards are effective for fiscal years (including interim periods) beginning after December 15, 2018, with early adoption permitted and modified retrospective application required. The Company is currently evaluating the impact of these standards on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires that (i) equity investments in unconsolidated entities that are not accounted for under the equity method of accounting generally be measured at fair value with changes recognized in net income (loss) and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income (loss). Additionally, ASU 2016-01 changes the presentation and disclosure requirements for financial instruments. The amendments in this standard are generally effective for fiscal years (including interim periods) beginning after December 15, 2017, with early adoption not permitted. The adoption of ASU 2016-01 is not expected to have an impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which supersedes the revenue recognition requirements in Accounting Standard Codification Topic 605, Revenue Recognition. The new accounting standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to apply this core principle, companies will apply the following five steps in determining the amount of revenues to recognize: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(or as) the performance obligation is satisfied.  Each of these steps involves management’s judgment and an analysis of the contract’s material terms and conditions.
The Company adopted the new standard on January 1, 2018 using a modified retrospective approach, which required it to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity, if necessary.  In accordance with this approach, the Company’s consolidated revenues for periods prior to January 1, 2018 will not be revised.
The Company’s implementation activities related to ASC 606 are complete and we will not have any material differences in the amount or timing of revenues as a result of the adoption of ASC 606. The Company’s largest revenue streams consist of orders received from our customers for crude-oil based specialty products and fuel and fuel related products, generally based on market prices. These revenues are recognized at a point in time upon transfer of control of the product in accordance with contractual terms. In addition, the Company has identified some agreements with distributors within the specialty products segment that are subject to rebate and incentive programs that could contain elements of material rights and/or variable consideration. These elements did not result in a material change to how revenue is recognized for these agreements.
As a result of adopting the new standard, there will be changes to the Company’s disclosures based on the additional requirements prescribed by ASC 606.  These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities.
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
3. Discontinued Operations
On November 21, 2017, Calumet Operating, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, completed the sale to a subsidiary of Q’Max Solutions Inc. (“Q’Max”) of all of the issued and outstanding membership interests in Anchor Drilling Fluids USA, LLC, (“Anchor”), for total consideration of approximately $89.6 million (subject to further post-closing adjustments) including a base price $50.0 million, $14.2 million to be paid at various times over the 24 month period following the closing of the transaction for net working capital and other items, and 10% equity ownership in FHC, the parent company of Q’Max (the “Anchor Transaction”). Effective in its fourth quarter of 2017, the Company classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. The Company recognized a net loss on sale of $62.6 million in net loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2017. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As of December 31, 2017, the Company recorded a $15.1 million receivable in other accounts receivable in the consolidated balance sheet for the remaining payment of the base price and working capital and a $7.1 million receivable in other noncurrent assets, net in the consolidated balance sheet for the remaining payment of working capital.
The following table summarizes the results of discontinued operations for each of the periods presented (in millions):

	Year Ended December 31,
	2017	2016	2015
Sales	$228.6	$125.1	$282.5
Cost of sales	(168.1)	(103.1)	(224.3)
Selling	(45.9)	(40.9)	(74.2)
General and administrative	(4.5)	(4.8)	(9.6)
Asset impairment	—	—	(33.8)
Loss on sale of business, net	(62.6)	—	—
Other	(21.0)	(16.0)	(23.2)
Net loss from discontinued operations before income taxes	$(73.5)	$(39.7)	$(82.6)
Income tax benefit (1)	(1.0)	(7.9)	(28.6)
Net loss from discontinued operations net of income taxes	$(72.5)	$(31.8)	$(54.0)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Income tax benefit for 2016 included a $7.8 million tax refund related to federal and state income taxes.
The following table summarizes the major classes of assets and liabilities from discontinued operations:

December 31, 2016
DISCONTINUED OPERATIONS ASSETS
Current assets:
Accounts receivable, net	$33.8
Inventories	28.4
Prepaid expenses and other current assets	0.4
Discontinued operations, current assets	62.6
Property, plant and equipment, net	45.6
Investment in unconsolidated affiliates	0.7
Other intangible assets, net	45.0
Discontinued operations, noncurrent assets	91.3
Discontinued operations, total assets	$153.9
DISCONTINUED OPERATIONS LIABILITIES
Current liabilities:
Accounts payable	$19.6
Accrued salaries, wages and benefits	0.4
Other taxes payable	0.4
Discontinued operations, current liabilities	$20.4
4. Divestitures
On November 8, 2017, Calumet Refining, LLC, a Delaware limited liability company (formerly known as Calumet Lubricants Co., Limited Partnership, an Indiana limited partnership) (“Calumet Refining”) and a wholly-owned subsidiary of the Company, completed the sale of all of the issued and outstanding membership interests in Calumet Superior, LLC, a Delaware limited liability company (“Superior”), which owns the Superior, Wisconsin refinery (“Superior Refinery”) and associated net working capital, the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and pipeline space in North Dakota to Husky Superior Refining Holding Corp., a Delaware corporation (“Husky”) (the “Superior Transaction”). Total consideration was $533.1 million which consisted of a base price of $435.0 million and $98.1 million for net working capital and reimbursement of certain capital spending, subject to further post-closing adjustments. The Superior Refinery is included in the Company’s fuel products segment. The Company recognized a net gain of $236.0 million in gain on sale of business in the consolidated statements of operations for the year ended December 31, 2017. The Company recorded a $41.0 million (subject to further post-closing adjustments which could increase the receivable to approximately$45.0 million according to the membership interest purchase agreement) receivable in other accounts receivable in the consolidated balance sheets for post-closing working capital adjustments.
The Company considered other qualitative and quantitative factors and concluded the Superior Transaction did not represent a strategic shift in the business. However, the Company considers Superior to be an individually significant component of its operations. The following table presents the net income before income taxes for Superior for the periods presented (in millions):

	Year Ended December 31,
	2017	2016	2015
Sales	$669.1	$681.2	$856.8
Gross profit	$110.0	$68.5	$137.6
Net income before income taxes	$99.3	$54.5	$121.0

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investment in Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates (in millions):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Investment	Percent Ownership	Investment	Percent Ownership
Pacific New Investment Limited	$9.6	23.8%	$9.6	23.8%
Fluid Holding Corp.	25.4	10%	—	—%
Total	$35.0		$9.6
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
During the year ended December 31, 2016, the Company purchased $5.3 million, of crude oil and other feedstocks at cost from Dakota Prairie. There were no accounts payable to Dakota Prairie as of December 31, 2016.
During the year ended December 31, 2016, the Company purchased $14.7 million of crude oil on behalf of Dakota Prairie and sold it to Dakota Prairie at cost, which resulted in an immaterial gains each year. There were no receivables due from Dakota Prairie as of December 31, 2016.
Pacific New Investment Limited and Shandong Hi-Speed Hainan Development Co., Ltd.
On August 5, 2015, the Company and The Heritage Group (“Heritage Group”), a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). The Company invested $4.8 million in June 2016 and $4.8 million in October 2016. As of December 31, 2016, the Company owned an equity interest of approximately 23.8% in PACNIL and through that ownership the Company owned an equity interest of approximately 6% in Hi-Speed. PACNIL formally notified Hi-Speed that it wishes to exit its investment in Hi-Speed. The Company and PACNIL believe they will fully recover their investment in Hi-Speed.
The Company accounts for its ownership in PACNIL under the equity method of accounting. As of December 31, 2017 and 2016, the Company had an investment of $9.6 million in PACNIL, primarily related to the purchase of equity in the Hi-Speed joint venture.
Fluid Holding Corp.
In connection with the Anchor Transaction, the Company received a 10% investment in FHC as part of the total consideration for Anchor. FHC provides oilfield services and products to customers globally. The Company accounts for its ownership in FHC under the cost method of accounting. As of December 31, 2017, the Company had an investment of $25.4 million in FHC, which was its estimated fair value using Level 3 inputs as of November 21, 2017. See Note 3 for further information on the Anchor Transaction.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
6. Goodwill and Other Intangible Assets
2017
The Company updated its financial projections in connection with its annual goodwill assessment and determined that its Dickinson reporting unit’s fair value was below its carrying value. An impairment charge of $0.7 million for goodwill related to the specialty products segment was recorded in the consolidated statements of operations within asset impairment.
2016
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty Products	Fuel Products	Total

Net balance as of December 31, 2015	$173.5	$38.5	$212.0
Impairment (1)	(1.4)	(33.4)	(34.8)
Net balance as of December 31, 2016	$172.1	$5.1	$177.2
Impairment (1)	(0.7)	—	(0.7)
Divestiture (2)	—	(5.1)	(5.1)
Net balance as of December 31, 2017	$171.4	$—	$171.4

(1)	Total accumulated goodwill impairment as of December 31, 2017 and 2016, is $35.5 million and $34.8 million, respectively.

(2)	Divestiture relates to sale of the Superior Refinery. See Note 4 for additional information.
Other intangible assets consist of the following (in millions):

	Weighted Average Life (Years)	December 31, 2017		December 31, 2016
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	22	$181.3	$(107.6)	$186.7	$(97.2)
Tradenames	11	26.8	(13.8)	26.8	(9.9)
Trade secrets	13	52.7	(35.1)	52.7	(29.6)
Patents	12	1.6	(1.6)	1.6	(1.5)
Royalty agreements	19	6.2	(2.6)	6.2	(2.3)
	19	$268.6	$(160.7)	$274.0	$(140.5)
Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of intangible assets of $24.6 million, $26.9 million and $29.4 million, respectively.
As of December 31, 2017, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Year	Amortization Amount
2018	$19.9
2019	$16.8
2020	$14.0
2021	$11.5
2022	$9.4
7. Commitments and Contingencies
Operating Leases
The Company has various operating leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that extend through July 2055. Renewal options are available on certain of these leases in which the Company is the lessee. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $53.2 million, $56.6 million and $57.6 million, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Year	Operating Leases
2018	$31.4
2019	21.7
2020	16.7
2021	9.5
2022	7.3
Thereafter	10.8
Total	$97.4
Crude Oil Supply, Other Feedstocks and Finished Products
The Company is currently purchasing a majority of its crude oil under month-to-month evergreen contracts or on a spot basis.
Certain other feedstocks are purchased under long-term supply contracts. The Company also purchases finished products from Houston Refining. The Company is required to purchase all of the naphthenic lubricating oils produced at Houston Refining’s refinery in Houston, Texas, up to 3,100 bpd, and has a right of first refusal to purchase any additional naphthenic lubricating oils (above the 3,100 bpd) produced at the refinery. In addition, Houston Refining is required to toll-process a minimum of approximately 600 bpd of white mineral oil for the Company at Houston Refining’s Houston, Texas refinery. The annual purchase commitment under these agreements is approximately $114.0 million.
As of December 31, 2017, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2018	$297.5
2019	126.7
2020	21.1
2021	21.0
2022	21.0
Thereafter	84.2
Total	$571.5
The Company has a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit for a term of three months. Based upon this minimum supply quantity, the Company expects to purchase approximately $11.4 million of feedstock for the LVT unit for the term of the contract expiring March 31, 2018, based on pricing estimates as of December 31, 2017. This amount is not included in the table above.
Contingencies
From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various regulatory and taxation authorities, such as the EPA, various state environmental regulatory bodies, the Internal Revenue Service, various state and local departments of revenue and the U.S. Occupational Safety and Health Administration (“OSHA”), as the result of audits or reviews of the Company’s business. In addition, the Company has property, business interruption, general liability and various other insurance policies that may result in certain losses or expenditures being reimbursed to the Company.
Environmental
The Company conducts crude oil and specialty hydrocarbon refining, blending and terminal operations, and such activities are subject to stringent federal, state, regional and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled approximately $18.7 million as of December 31, 2017, of which $14.6 million was capitalized into the cost of the Company’s recently completed refinery expansion project and $2.4 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly, and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Great Falls refinery under the asset purchase agreement. On November 24, 2015, Holly and the sellers of the Great Falls refinery under the asset purchase agreement filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The first phase of the arbitration is scheduled for July 2018. In the event the Company is unsuccessful in the legal dispute with Holly, the Company will be responsible for the remediation expenses. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery; however, the costs cannot be estimated at this time. The Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
Shreveport, Cotton Valley and Princeton Refineries
On December 23, 2010, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) under LDEQ’s “Small Refinery and Single Site Refinery Initiative,” covering the Shreveport, Cotton Valley and Princeton refineries. This settlement agreement became effective on January 31, 2012. The settlement agreement, termed the “Global Settlement,” resolved alleged violations of the federal Clean Air Act, as amended (“CAA”), and federal Clean Water Act regulations that arose prior to December 23, 2010. Among other things, the Company agreed to complete beneficial environmental programs and implement emissions reduction projects at the Company’s Shreveport, Cotton Valley and Princeton refineries on an

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed-upon schedule. During 2017 and 2016, the Company incurred of such capital expenditures approximately $0.7 million and $2.4 million, respectively. The Global Settlement is substantially complete and any remaining capital investment requirements will be incorporated into the Company’s annual capital expenditures budget. The Company does not expect any additional capital expenditures included in the Global Settlement to have a material adverse effect on the Company’s financial position or results of operations.
The Company is contractually indemnified by Shell Oil Company (“Shell”), as successor to Pennzoil-Quaker State Company, and Atlas Processing Company, under an asset purchase agreement between the Company and Shell, for specified environmental liabilities arising from the operations of the Shreveport refinery prior to the Company’s acquisition of the facility. The Company believes the contractual indemnity is unlimited in amount and duration, but requires the Company to contribute $1.0 million of the first $5.0 million of indemnified costs for certain of the specified environmental liabilities. The Company has recorded the $1.0 million liability in the consolidated balance sheets.
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
In February 2017 and in May 2017, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full-year 2016, as provided for under the federal Clean Air Act, as amended (“CAA”). In granting those exemptions, the EPA determined that for the full-year 2016, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
In October 2016, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full-year 2015, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full-year 2015, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
In June 2016, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the full-year 2014, as provided for under the CAA. In granting those exemptions, the EPA determined that for the full-year 2014, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
As of December 31, 2017 and 2016, the Company had a RINs Obligation of $59.1 million and $79.3 million, respectively.
Occupational Health and Safety
The Company is subject to various laws and regulations relating to occupational health and safety, including the U.S. Occupational Safety and Health Act and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, contractors, state and local government authorities and customers. The Company maintains safety and training programs as part of its ongoing efforts to promote compliance with applicable laws and regulations. The Company conducts periodic audits of Process Safety Management (“PSM”) systems at each of its locations subject to the PSM standard. The Company’s compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.
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
Labor Matters
The Company has approximately 500 employees covered by various collective bargaining agreements, or approximately 31% of its total workforce of approximately 1,600 employees. These agreements have expiration dates of October 31, 2020, January 31,

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019, March 31, 2019 and April 30, 2019. Therefore, the Company has none of its employees who are covered by a collective bargaining agreement which will expire in less than one year and does not expect any work stoppages.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2017 and 2016, the Company had outstanding standby letters of credit of $67.3 million and $82.1 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 9 for additional information regarding the Company’s revolving credit facility. At December 31, 2017 and 2016, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $600.0 million, which amount may be increased to 90% of revolver commitments in effect ($900.0 million at December 31, 2017 and December 31, 2016) with the consent of the Agent (as defined in the revolving credit agreement).
As of December 31, 2017 and 2016, the Company had availability to issue letters of credit of approximately $252.0 million and approximately $360.8 million, respectively, under its revolving credit facility.
8. Inventory Financing Agreements
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
In addition, the Company incurred approximately $3.1 million of costs related to the Supply and Offtake Agreements. These capitalized costs are recorded in obligations under inventory financing agreements in the Company’s consolidated balance sheets and amortized to interest expense over the term of the agreement.
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
While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s consolidated balance sheets until processed and sold to a third party. Each reporting period, the Company will record liabilities in an amount equal to the amount the Company expects to pay to repurchase the inventory held by Macquarie based on market prices at the termination date included in obligations under inventory financing agreements in the consolidated balance sheets. The Company has determined that the redemption feature on the initially recognized liabilities related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations. For more information on the valuation of the associated derivatives, see Note 10 - “Derivatives” and Note 11 - “Fair Value Measurements.” The embedded derivatives will be recorded in obligations under inventory financing agreements on the consolidated balance sheets. The cash flow impact of the embedded derivatives will be classified as a change in derivative activity in the financing activities section in the consolidated statements of cash flows.
For the year ended December 31, 2017, the Company incurred $6.8 million of financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s consolidated statements of operations.
The Company has provided collateral of $4.0 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations under inventory financing agreements pursuant to a master netting agreement.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral inventory). The deferred amounts under the deferred payment arrangement will bear interest at a rate equal to LIBOR plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the consolidated statements of cash flows. As of the year ended December 31, 2017, the capacity of the Deferred Payment Arrangement was $17.8 million and the Company had $11.3 million deferred payments outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31, 2017	December 31, 2016
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due July 2019, weighted average interest rates of 8.4% and 4.8% at December 31, 2017 and 2016, respectively	$0.2	$10.2
Borrowings under 2021 Secured Notes, interest at a fixed rate of 11.5%, interest payments semiannually, borrowings due January 2021, effective interest rates of 12.3% and 12.2% for the year ended December 31, 2017 and 2016, respectively	400.0	400.0
Borrowings under 2021 Notes, interest at a fixed rate of 6.5%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for each year ended December 31, 2017 and 2016	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for each year ended December 31, 2017 and 2016 (1)	352.1	352.5
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for each year ended December 31, 2017 and 2016	325.0	325.0
Other	6.6	8.0
Capital lease obligations, at various interest rates, interest and principal payments monthly through November 2034	44.0	46.5
Less unamortized debt issuance costs (2)	(25.9)	(33.2)
Less unamortized discounts	(9.7)	(11.8)
Total long-term debt	1,992.3	1,997.2
Less current portion of long-term debt (3)	354.1	3.5
	$1,638.2	$1,993.7

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $2.1 million and $2.5 million as of December 31, 2017 and 2016, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $21.8 million and $14.5 million at December 31, 2017 and 2016, respectively.

(3)
The sale of the Superior Refinery resulted in $350.0 million of restricted cash and was based upon the value of collateral under the Company’s debt agreements. Under the indentures governing the Company’s senior notes, proceeds from Asset Sales (as defined in the indentures) can only be used for, among other things, to repay, redeem or repurchase debt; to make certain acquisitions or investments; and to make capital expenditures. These proceeds need to be used within one year of the Asset Sales (as defined in the indentures) and as such were recorded as current.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt or, in the case of the 2021 Secured Notes, its unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021 Secured, 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2017, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 1.7. As of December 31, 2017, the Company was in compliance with all covenants under the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes.
Second Amended and Restated Senior Secured Revolving Credit Facility
The Company has a $900.0 million senior secured revolving credit facility, subject to borrowing base limitations, which includes a $500.0 million incremental uncommitted expansion feature. Refer to Note 21 for additional information regarding the Company’s revolving credit facility. The revolving credit facility is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations. The revolving credit facility matures in July 2019 and, as of December 31, 2017, bore interest at a rate equal to either the prime rate plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at the Company’s option. As of December 31, 2017, the margin was 50 basis points for prime rate loans and 150 basis points for LIBOR rate loans; however, the margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding fiscal quarter as follows:

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
The borrowing capacity at December 31, 2017, under the revolving credit facility was approximately $319.0 million. As of December 31, 2017, the Company had $0.2 million in outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $67.3 million, leaving approximately $252.0 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).
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
On March 31, 2017, the Company amended its revolving credit facility to allow for the entry into the Supply and Offtake Agreements at the Great Falls refinery. The amendment resulted in the release of certain Eligible Inventory (as defined in the revolving credit agreement) from the revolving credit facility as that inventory is now collateral under the Supply and Offtake Agreements. For additional discussion of the Supply and Offtake Agreements, refer to Note 8.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 12.5% of the Borrowing Base (as defined in the revolving credit agreement) then in effect and (b) $45.0 million (which amount is subject to increase in proportion to revolving commitment increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit agreement) of at least 1.0 to 1.0 until availability under the revolving credit facility exceeds the greater of the foregoing amounts for 30 consecutive days. See Note 21 for details of the third amended and restated credit agreement.
As of December 31, 2017, the Company was in compliance with all covenants under the revolving credit facility.
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2017. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
Collateral Trust Agreement
In connection with the private placement of the 2021 Secured Notes, on April 20, 2016, the Company entered into an amended and restated collateral trust agreement (the “Collateral Trust Agreement”) which governs how the holders of the 2021 Secured Notes and secured hedging counterparties share collateral pledged as security for the payment obligations owed by it to the holders of the 2021 Secured Notes and secured hedging counterparties under their respective master derivatives contracts. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, the Company has the ability to add secured hedging counterparties from time to time.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases
Assets recorded under capital lease obligations are included in property, plant and equipment and total $18.2 million and $51.3 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had recorded $11.4 million and $7.5 million, respectively, in accumulated depreciation for capital lease assets.
On July 7, 2014, the Company entered into a capital lease agreement with TexStar Midstream Logistics, L.P. (“TexStar”) under which TexStar constructed, owns and operates a 30,000 bpd crude oil pipeline system supplying significant volumes of Eagle Ford crude oil to the Company’s San Antonio refinery for a term of 20 years. Thereafter, the agreement will continue on a month-to-month basis unless terminated by either party. Under the terms of the agreement, TexStar installed and operates the Karnes North Pipeline System (“KNPS”), a pipeline that transports crude oil from Karnes City, Texas, to the San Antonio refinery’s Elmendorf, Texas, terminal, a key supply hub for the San Antonio refinery. The Company expects to receive deliveries of at least 12,000 bpd of crude oil through the KNPS-Elmendorf terminal supply route. The pipeline became fully operational on November 1, 2014. The total gross obligation under this capital lease agreement as of December 31, 2017 and 2016 was $39.4 million. Total depreciation expense for this lease during each of the years ended December 31, 2017 and 2016, was $2.0 million.
As of December 31, 2017, the Company had estimated minimum commitments for the payment of total rentals under capital leases relating to continuing and discontinued operations as follows (in millions):

Year	Capital Leases
2018	$9.0
2019	7.4
2020	6.9
2021	6.9
2022	6.9
Thereafter	82.1
Total minimum lease payments	119.2
Less amount representing interest	75.2
Capital lease obligations	44.0
Less obligations due within one year	2.7
Long-term capital lease obligations	$41.3
Maturities of Long-Term Debt
As of December 31, 2017, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2018	$354.1
2019	2.9
2020	2.4
2021	953.3
2022	351.2
Thereafter	361.9
Total	$2,025.8
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
The Company is obligated to repurchase crude oil and refined products from Macquarie at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for this embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statement of operations.
The Company recognizes all derivative instruments at their fair values (see Note 11) as either current assets or current liabilities in the consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company’s financial results are subject to the possibility that changes in a derivative’s fair value could result in significant ineffectiveness and potentially no longer qualify portions or all of its derivative instruments for hedge accounting.
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets (in millions):

	December 31, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	$—	$—	$—	$0.1	$(0.1)	$—
Fuel products segment:
Crude oil swaps	0.3	(0.3)	—	10.3	(7.4)	2.9
Crude oil basis swaps	—	—	—	—	(2.1)	(2.1)
Crude oil percentage basis swaps	—	—	—	0.1	(0.1)	—
Total derivative instruments	$0.3	$(0.3)	$—	$10.5	$(9.7)	$0.8

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

	December 31, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	$—	$—	$—	$(1.2)	$0.1	$(1.1)
Fuel products segment:
Inventory financing obligation	(4.4)	—	(4.4)	—	—	—
Crude oil swaps	—	0.3	0.3	(8.2)	7.4	(0.8)
Crude oil basis swaps	—	—	—	(7.1)	2.1	(5.0)
Crude oil percentage basis swaps	—	—	—	(0.6)	0.1	(0.5)
Gasoline swaps	(0.2)	—	(0.2)	—	—	—
Gasoline crack spread swaps	(1.8)	—	(1.8)	(3.5)	—	(3.5)
Diesel swaps	(0.2)	—	(0.2)	—	—	—
Diesel crack spread swaps	(4.1)	—	(4.1)	(1.4)	—	(1.4)
2/1/1 crack spread swaps	—	—	—	(2.5)	—	(2.5)
Total derivative instruments	$(10.7)	$0.3	$(10.4)	$(24.5)	$9.7	$(14.8)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of December 31, 2017, the Company had no counterparty relationship in which the derivatives held were net assets. As of December 31, 2016, the Company had one counterparty in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of December 31, 2017 or 2016. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of December 31, 2017 and 2016, the Company had provided its counterparties with no collateral.
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
Derivative Instruments Designated as Cash Flow Hedges
Prior to 2017, the Company accounted for certain derivatives hedging purchases of crude oil and sales of gasoline and diesel as cash flow hedges. The derivative instruments designated as cash flow hedges that are hedging sales and purchases were recorded to sales and cost of sales, respectively, in the consolidated statements of operations upon recording the related hedged transaction

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in sales or cost of sales. During 2016, the Company reclassified a net gain of $6.4 million from other accumulated other comprehensive loss to net loss. There was no such activity in 2017.
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations. The Company has entered into crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes as they were not entered into simultaneously with a corresponding NYMEX WTI derivative contract. Additionally, the Company has entered into natural gas collars, natural gas swaps and certain other crude oil swaps that do not qualify as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the Company’s crude oil and natural gas purchases and gasoline and diesel sales.
The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Loss on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain on Derivative Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2017	2016	2017	2016
Specialty products segment:
Natural gas swaps	$(3.6)	$(11.3)	$1.0	$14.7
Fuel products segment:
Inventory financing obligation	—	—	(4.4)	—
Crude oil swaps	(1.9)	5.3	(1.7)	7.3
Crude oil basis swaps	3.2	(4.1)	7.1	(5.9)
Crude oil percentage basis swaps	2.3	(4.3)	0.5	5.4
Crude oil options	—	(2.6)	—	0.3
Crude oil futures	—	(2.0)	—	—
Gasoline swaps	(0.6)	—	(0.2)	—
Gasoline crack spread swaps	(6.2)	(2.5)	3.0	(0.5)
Diesel swaps	(0.5)	—	(0.2)	—
Diesel crack spread swaps	(5.0)	(0.4)	(1.5)	(2.7)
2/1/1 crack spread swaps	(0.9)	(0.8)	—	—
Natural gas swaps	—	(1.3)	—	1.3
Total	$(13.2)	$(24.0)	$3.6	$19.9
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Positions — Fuel Products Segment
Crude Oil Swap Contracts
At December 31, 2017, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2018	28,000	311	$48.25
Total	28,000
Average price			$48.25
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Crude Oil Percentage Basis Swap Contracts
The Company entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At December 31, 2016, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2017	270,000	3,000	72.3%
Second Quarter 2017	273,000	3,000	72.3%
Third Quarter 2017	276,000	3,000	72.3%
Fourth Quarter 2017	276,000	3,000	72.3%
Total	1,095,000
Average percentage			72.3%
Gasoline Crack Spread Swap Contracts
At December 31, 2017, the Company had the following derivatives related to gasoline crack spread sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	826,000	9,178	$12.27
Total	826,000
Average price			$12.27
At December 31, 2016, the Company had the following derivatives related to gasoline crack spread sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2017	590,000	6,556	$10.21
Total	590,000
Average price			$10.21
Gasoline Swap Contracts
At December 31, 2017, the Company had the following derivatives related to gasoline sales in its fuel products segment, none of which are designated as hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	14,000	156	$61.35
Totals	14,000
Average price			$61.35
Diesel Crack Spread Swap Contracts
At December 31, 2017, the Company had the following derivatives related to diesel crack spread sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	826,000	9,178	$17.58
Total	826,000
Average price			$17.58

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
Diesel Swap Contracts
At December 31, 2017, the Company had the following derivatives related to diesel sales in its fuel products segment, none of which are designated as hedges:

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	14,000	156	$66.35
Totals	14,000
Average price			$66.35
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
Recurring Fair Value Measurements
Derivative Assets and Liabilities
Derivative instruments are reported in the accompanying consolidated financial statements at fair value. The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A3 and BBB+ by Moody’s and S&P, respectively.
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2017, the Company’s net liabilities changed by an immaterial amount. As a result of applying the CVA at December 31, 2016, the Company’s net assets were increased by less than $0.1 million and net liabilities were reduced by approximately $0.5 million.
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
Pension Assets
Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2017, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) primarily consisted of mutual funds. The mutual funds are valued at the net asset value (“NAV”) of shares in each fund held by the Pension Plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (10 or so business days), if requested. See Note 14 for further information on pension assets.
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
Renewable Identification Numbers Obligation
The Company’s RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. See Note 7 for further information on the Company’s RINs Obligation.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crude oil swaps	$—	$—	$—	$—	$—	$—	$2.9	$2.9
Crude oil basis swaps	—	—	—	—	—	—	(2.1)	(2.1)
Total derivative assets	—	—	—	—	—	—	0.8	0.8
Pension Plan investments	0.2	—	—	0.2	0.3	—	—	0.3
Total recurring assets at fair value	$0.2	$—	$—	$0.2	$0.3	$—	$0.8	$1.1
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(4.4)	$(4.4)	$—	$—	$—	$—
Crude oil swaps	—	—	0.3	0.3	—	—	(0.8)	(0.8)
Crude oil basis swaps	—	—	—	—	—	—	(5.0)	(5.0)
Crude oil percentage basis swaps	—	—	—	—	—	—	(0.5)	(0.5)
Gasoline crack spread swaps	—	—	(1.8)	(1.8)	—	—	(3.5)	(3.5)
Gasoline swaps	—	—	(0.2)	(0.2)	—	—	—	—
2/1/1 crack spread swaps	—	—	—	—	—	—	(2.5)	(2.5)
Diesel swaps	—	—	(0.2)	(0.2)	—	—	—	—
Diesel crack spread swaps	—	—	(4.1)	(4.1)	—	—	(1.4)	(1.4)
Natural gas swaps	—	—	—	—	—	—	(1.1)	(1.1)
Total derivative liabilities	—	—	(10.4)	(10.4)	—	—	(14.8)	(14.8)
RINs Obligation	—	(59.1)	—	(59.1)	—	(79.3)	—	(79.3)
Liability Awards	(5.6)	—	—	(5.6)	—	—	—	—
Total recurring liabilities at fair value	$(5.6)	$(59.1)	$(10.4)	$(75.1)	$—	$(79.3)	$(14.8)	$(94.1)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,
	2017	2016
Fair value at January 1,	$(14.0)	$(33.9)
Realized loss on derivative instruments	13.2	24.0
Unrealized gain on derivative instruments	3.6	19.9
Settlements	(13.2)	(24.0)
Fair value at December 31,	$(10.4)	$(14.0)
Total gain included in net loss attributable to changes in unrealized gain relating to financial assets and liabilities held as of December 31,	$3.6	$19.9
All settlements from derivative instruments not designated as hedges are recorded in gain (loss) on derivative instruments in the consolidated statements of operations. See Note 10 for further information on derivative instruments.
Nonrecurring Fair Value Measurements
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The Company reviews for goodwill impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements. See Note 6 for further information on goodwill impairment.
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its consolidated financial statements. See Note 2 for further information on long-lived asset impairment.
The Company received an equity interest in FHC in connection with the Anchor Transaction. The Company recorded the FHC investment at its estimated fair value as of November 21, 2017 using Level 3 inputs. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company.
Estimated Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash
The carrying value of cash, cash equivalents and restricted cash is each considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at December 31, 2017 and 2016, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior secured notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility, capital lease obligations, related party note payable and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 9 for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		December 31, 2017		December 31, 2016
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,576.5	$1,556.4	$1,334.1	$1,552.2
Senior notes	2	$456.4	$387.6	$458.8	$384.5
Revolving credit facility	3	$0.2	$0.2	$6.0	$6.0
Capital lease and other obligations	3	$50.6	$50.6	$54.5	$54.5
12. Partners’ Capital
Units Outstanding
Of the 76,788,801 common units outstanding at December 31, 2017, 60,422,882 common units were held by the public, with the remaining 16,365,919 common units held by the Company’s affiliates (including members of the Company’s general partner and their families).
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
The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Borrowing Base (as defined in the credit agreement) then in effect and (ii) $70.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 12.5% of the Borrowing Base (as defined in the credit agreement) then in effect and (b) $45.0 million (which amount is subject to increase in proportion to revolving commitment increases), the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the credit agreement) of at least 1.0 to 1.0 until availability under the revolving credit facility exceeds the greater of the foregoing amounts for 30 consecutive days. The indenture governing the 2021 Secured Notes, which is the most restrictive indenture, provides that if the Company’s Fixed Charge Coverage Ratio (as defined in the indenture) for the most recently ended four full fiscal quarters is not less than 2.25 to 1.0, the Company will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indenture. If the Company’s Fixed Charge Coverage Ratio for the most recently ended four full fiscal quarters is less than 2.25 to 1.0 but greater than 1.50 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to a $50.0 million basket. If the Company’s Fixed Charge Coverage Ratio is not greater than 1.50 to 1.0, the Company will be able to pay distributions to its unitholders in an amount less than Incremental Funds (as defined in the indenture) not previously expended for such distributions. The indenture related to the 2021 Secured Notes is outlined above as it remains the most restrictive of all senior notes indentures with respect to unitholder distributions.
The Company’s distribution policy is as defined in its partnership agreement. In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders. The board of directors of the Company’s general partner will continue to evaluate the Company’s ability to reinstate the quarterly cash distribution. The Company made no distributions to its partners for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company made distributions of $57.4 million and $224.6 million, respectively, to its partners. For the years ended December 31, 2017 and 2016, the general partner was allocated no incentive distribution rights. For the year ended 2015, the general partner was allocated $16.8 million in incentive distribution rights.
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
Liability Awards are awards that are expected to be settled in cash on their vesting dates, rather than in equity units. Phantom unit Liability Awards are recorded in accrued salaries, wages and benefits in the consolidated balance sheets based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards are updated at each balance sheet date and changes in the fair values of the vested portions of the awards are recorded as increases or decreases to compensation expense within general and administrative expense in the consolidated statements of operations. As a result of the amendment and

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restatement of the LTIP on December 10, 2015, all Liability Awards at that point were modified to value the awards based upon the closing unit price on that date. This modification did not affect the remaining service period.
Phantom Units
Non-employee directors of the Company’s general partner have been granted phantom units under the terms of the LTIP as part of their director compensation package related to fiscal years 2016 and 2015. These phantom units have a four year service period with one-quarter of the phantom units vesting annually on each December 31 of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
For the years ended December 31, 2017, 2016 and 2015 named executive officers were awarded phantom units under the terms of the LTIP, as part of certain employment agreements and arrangements and as part of the Company’s achievement of specified levels of financial performance in fiscal years 2017 and 2015. These phantom units are subject to time-vesting requirements whereby either 25% of the units vest during the fiscal year, and the remainder will vest ratably over the next three years on each December 31 or 100% of the phantom units vest in three years. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
The Company uses the market price of its common units on the grant date to calculate the fair value and related compensation cost of the phantom units. The Company amortizes this compensation cost to partners’ capital and general and administrative expense in the consolidated statements of operations using the straight-line method over the service period, as it expects these units to fully vest.
Performance Units
In 2017, the Company granted certain named executive officers and other executives performance units with market performance conditions. The award is eligible to vest during the period commencing January 1, 2017 and ending December 31, 2020. A portion of the performance units are equity-classified awards, in which the fair value was determined on the grant date by application of the Monte Carlo simulation model. In addition, a portion of the performance units are liability-classified awards and the fair value was determined by the market price of the Company’s common units on the grant date to calculate. The Company amortizes this compensation over the service period only if the performance condition is considered probable of occurring.
A summary of the Company’s non-vested phantom units and performance units as of December 31, 2017, and the changes during the years ended December 31, 2017, 2016 and 2015, are presented below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	502,120	$26.48
Granted	343,533	21.70
Vested	(321,741)	23.54
Forfeited	(103,188)	23.94
Nonvested at December 31, 2015	420,724	$24.27
Granted	1,880,094	4.57
Vested	(1,455,131)	6.35
Forfeited	(90,854)	14.82
Nonvested at December 31, 2016	754,833	$9.58
Granted	2,753,507	4.10
Vested	(925,199)	7.30
Forfeited	(47,363)	9.73
Nonvested at December 31, 2017	2,535,778	$3.11
For the years ended December 31, 2017, 2016 and 2015, compensation expense of $11.6 million, $5.6 million and $7.5 million, respectively, was recognized in the consolidated statements of operations related to vested phantom unit grants, including $7.0 million and $5.0 million, attributable to Liability Awards for the years ended December 31, 2017 and 2015. There was no compensation expense attributable to Liability Awards for the year ended December 31, 2016. As of December 31, 2017 and 2016, there was a total of $7.9 million and $7.2 million, respectively, of unrecognized compensation costs related to non-vested phantom unit grants, including $3.3 million, attributable to Liability Awards for the year ended December 31, 2017. These costs are expected

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be recognized over a weighted-average period of approximately 2 years. The total fair value of phantom units vested during the years ended December 31, 2017, 2016 and 2015, was $7.2 million, $5.8 million and $7.0 million, respectively.
14. Employee Benefit Plans
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
The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statement of operations (in millions):

	Year Ended December 31,
	2017	2016	2015
401(k) Plan matching contribution expense	$5.7	$6.0	$5.0
Defined Benefit Pension Plan
The Company has domestic noncontributory defined benefit plans for those salaried employees as well as those employees represented by either the United Steelworkers (“USW”) or the International Union of Operating Engineers (“IUOE”); who (i) were formerly employees of Penreco and became employees of the Company as a result of the acquisition of Penreco on January 3, 2008 (“Penreco Pension Plan”) or (ii) were formerly employees of Montana Refining Company, Inc. and who became employees of the Company as a result of the acquisition of the Great Falls refinery on October 1, 2012 (the “Great Falls Pension Plan” and together with the Penreco Pension Plan, the “Pension Plan”). The Company sold the Superior Refinery in 2017 and Husky assumed the retirement plan covering the Superior employees. Therefore, during 2017, the pension benefit obligation was reduced and certain applicable retirement plan assets were distributed to Husky related to the plan liabilities assumed by Husky. As a result of the completion of the sale of Superior Refinery, the Company was required to remeasure certain pension plan obligations, which resulted in immaterial impact to the consolidated statement of operations.
During 2017, the Company made contributions of $2.3 million to its Pension Plan and expects to make less than $0.1 million in 2018 to its Pension Plan.
Under the Penreco Pension Plan, benefits are based primarily on years of service for USW and IUOE represented employees and the employee’s final 60 months’ average compensation for salaried employees. In 2009, the Company amended the Penreco Pension Plan, which curtailed Penreco employees from accumulating additional benefits subsequent to December 31, 2009.
Under the Great Falls Pension Plan, benefits are based primarily on years of service and the employees’ 36 months’ highest average compensation for salaried employees. Effective October 1, 2012, the date of the acquisition of the Great Falls refinery, the Company amended the Montana Pension Plan, which curtailed only the Montana salaried employees from accumulating additional benefits subsequent to October 31, 2012. Effective August 31, 2015, the Company again amended the Great Falls Pension Plan, which curtailed the collective bargaining employees from accumulating additional benefits subsequent to December 31, 2015. As a result, the Company recorded $0.9 million curtailment gain for the year ended December 31, 2015. The Company recorded no curtailment gain for the years ended December 31, 2017 and December 31, 2016.
Defined Benefit Other Plans
The Company also has domestic contributory defined benefit post-retirement medical plans and contributory life insurance plans for (i) those salaried employees, as well as those employees represented by either the International Brotherhood of Teamsters (“IBT”) or USW, who were formerly employees of Penreco and who became employees of the Company as a result of the acquisition of Penreco on January 3, 2008 (“Penreco Other Plan”). The funding policy is consistent with funding requirements of applicable laws and regulations.
Effective 2009, the Company amended the Penreco Other Plan, which curtailed employees from accumulating additional benefits subsequent to February 28, 2009. The long-term accrued benefit obligation recognized in the consolidated balance sheets for the Penreco Other Plan was $0.2 million as of December 31, 2017 and 2016. In addition, there was no other post-retirement benefit income related to this plan for years ended December 31, 2017 and 2016.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All information presented below has been adjusted for these curtailments for the Pension Plan. The change in the benefit obligations, change in the plan assets, funded status and amounts recognized in the consolidated balance sheets were as follows (in millions):

	Year Ended December 31,
	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$60.9	$60.3
Service cost	0.1	0.1
Interest cost	2.3	2.5
Plan settlements	—	(0.6)
Benefit payments	(2.5)	(2.5)
Actuarial loss	4.2	1.1
Reduction due to sale of the Superior Refinery	(26.6)	—
Administrative expense	(0.1)	—
Benefit obligation at end of year	$38.3	$60.9
Change in plan assets:
Fair value of plan assets at beginning of year	$49.8	$47.5
Plan settlements	—	(0.6)
Benefit payments	(2.5)	(2.5)
Actual return on assets	7.4	3.8
Employer contribution	2.3	1.6
Administrative expense	$(0.1)	$—
Distribution to acquirer of the Superior Refinery	(21.5)	—
Fair value of plan assets at end of year	$35.4	$49.8
Funded status — benefit obligation in excess of plan assets	$(2.9)	$(11.1)
Reconciliation of amounts recognized in the consolidated balance sheets:
Accrued benefit obligation, long-term	$(2.9)	$(11.1)
Unrecognized net actuarial loss	6.0	7.1
Accumulated other comprehensive loss	6.0	7.1
Net amount recognized at end of year	$3.1	$(4.0)
The accumulated benefit obligation for the Pension Plan was $38.3 million and $60.9 million as of December 31, 2017 and 2016, respectively. Selected information for the Company’s Pension Plan with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Year Ended December 31,
	2017	2016
Accumulated benefit obligation	$38.3	$60.9
Fair value of plan assets	$35.4	$49.8
Selected information for the Company’s Pension Plan with projected benefit obligation in excess of plan assets were as follows (in millions):

	Year Ended December 31,
	2017	2016
Projected benefit obligation	$38.3	$60.9
Fair value of plan assets	$35.4	$49.8

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost (income) were as follows (in millions):

	Pension Plan
	Year Ended December 31,
	2017	2016	2015
Service cost	$0.1	$0.1	$0.5
Interest cost	2.3	2.5	2.6
Expected return on assets	(2.9)	(3.2)	(3.3)
Amortization of net loss	0.2	0.1	0.8
Settlement loss recognized	0.7	—	—
Curtailment gain recognized	—	—	(0.9)
Net periodic benefit cost (income)	$0.4	$(0.5)	$(0.3)
The components of changes recognized in other comprehensive (income) loss for the Pension Plan were as follows (in millions):

	Pension Plan
	Year Ended December 31,
	2017	2016	2015
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$(0.2)	$0.4	$(4.3)
Amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net loss	(0.9)	(0.1)	(0.8)
Total recognized in other comprehensive (income) loss	$(1.1)	$0.3	$(5.1)
The portion relating to the Pension Plan classified in accumulated other comprehensive loss includes losses of $6.0 million and $7.1 million as of December 31, 2017 and 2016, respectively. In 2018, the estimated amount that will be amortized from accumulated other comprehensive loss includes a net loss of $0.1 million for the Pension Plan.
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
All pension plans have a December 31 measurement date. The significant weighted average assumptions used to determine the benefit obligations for the years ended December 31, 2017 and 2016, were as follows:

	Benefit Obligations Assumptions
	2017	2016
Discount rate for Penreco Pension Plan	3.56%	4.08%
Discount rate for Superior Pension Plan	N/A	4.06%
Discount rate for Great Falls Pension Plan	3.54%	4.04%
The significant weighted average assumptions used to determine the net periodic benefit cost (income) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Net Periodic Benefit (Income) Cost Assumptions
	2017	2016	2015
Discount rate for Penreco Pension Plan	4.08%	4.30%	3.92%
Discount rate for Superior Pension Plan	4.06%	4.27%	3.86%
Discount rate for Great Falls Pension Plan	4.04%	4.21%	4.13%
Expected return on plan assets for Penreco Pension Plan (1)	6.35%	6.75%	6.75%
Expected return on plan assets Superior Pension Plan (1)	6.35%	6.75%	6.75%
Expected return on plan assets for Great Falls Pension Plan (1)	6.35%	6.75%	6.75%
Rate of compensation increase for Great Falls Pension Plan	N/A	N/A	3.00%

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
The Company’s Pension Plan asset allocations, as of December 31, 2017 and 2016, by asset category, are as follows:

	2017	2016
Cash and cash equivalents	1%	1%
Domestic equities	12%	17%
Foreign equities	12%	17%
Fixed income	75%	65%
	100%	100%

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2017, the Company’s investments associated with its Pension Plan primarily consisted of (i) cash and cash equivalents and (ii) mutual funds. Mutual funds are valued based on the NAV per share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices. NAV’s are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV does not reflect fair value or is not determined as of the financial reporting measurement date, the Company will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, the Company will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation. See Note 11 for the definition of Level 1.
The Company’s Pension Plan assets measured at fair value, were as follows (in millions):

	Fair Value of Pension Assets at December 31,
	2017		2016
	Level 1	Total	Level 1	Total
Cash and cash equivalents	$0.2	$0.2	$0.3	$0.3
Total plan assets subject to leveling	$0.2	0.2	$0.3	0.3
Plan assets measured at net asset value
Domestic equities		4.3		8.6
Foreign equities		4.4		8.7
Fixed income		26.5		32.2
Total plan assets measured at net asset value		35.2		49.5
Total plan assets		$35.4		$49.8
The following benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2017 (in millions):

Pension Benefits
2018	$1.6
2019	1.7
2020	1.8
2021	1.9
2022	1.9
2023 to 2027	10.7
Total	$19.6
15. Accumulated Other Comprehensive Income (Loss)
The table below sets forth a summary of changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017 and 2016 (in millions):

	Derivatives	Defined Benefit Pension And Retiree Health Benefit Plans	Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) at December 31, 2015	$6.4	$(6.8)	$(1.2)	$(1.6)
Other comprehensive loss before reclassifications	—	(0.4)	—	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.4)	0.1	—	(6.3)
Net current period other comprehensive loss	(6.4)	(0.3)	—	(6.7)
Accumulated other comprehensive loss at December 31, 2016	$—	$(7.1)	$(1.2)	$(8.3)
Other comprehensive income before reclassifications	—	0.2	—	0.2
Amounts reclassified from accumulated other comprehensive loss	—	0.9	—	0.9
Net current period other comprehensive income	—	1.1	—	1.1
Accumulated other comprehensive loss at December 31, 2017	$—	$(6.0)	$(1.2)	$(7.2)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive loss in the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 (in millions):

Components of Accumulated Other Comprehensive Loss	2017	2016	Location of Gain (Loss)
Derivative gains (losses) reflected in gross profit
	$—	$59.7	Sales
	—	(53.3)	Cost of sales
	$—	$6.4	Total
Amortization of defined benefit pension benefit plans:
Amortization or settlement recognition of net loss	$(0.9)	$(0.1)	(1)
	$(0.9)	$(0.1)	Total

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost. See Note 14 for additional information.
16. Income Taxes
The Company, as a partnership, is generally not liable for federal and state income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries. However, the Company conducts certain activities through immaterial, wholly-owned subsidiaries that are corporations, which in certain circumstances are subject to federal, state and local income taxes. Additionally, the Company is subject to franchise taxes in certain states. Income taxes on the earnings of the Company, with the exception of the above mentioned taxes, are the responsibility of its partners, with earnings of the Company included in partners’ earnings.
On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since the operations of a partnership are not subject to federal income tax, and most provisions of the Tax Act are effective for tax years beginning after December 31, 2017, the legislation has no material impact to the Company for 2017. The Company is in the process of analyzing the Tax Act and its possible effect going forward, as it will impact allocations to unitholders.
For the year ended December 31, 2017, an income tax benefit of $0.1 million, as compared to an income tax expense of $0.2 million for the years ended December 31, 2016 and 2015.
As a result of the Company’s analysis, management has determined that the Company does not have any uncertain tax positions.
17. Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2017	2016	2015

Numerator for basic and diluted earnings per limited partner unit:
Net loss from continuing operations	$(31.3)	$(296.8)	$(85.4)
Less:
General partner’s interest in net loss from continuing operations	(0.6)	(6.0)	(1.7)
General partner’s incentive distribution rights	—	—	16.8
Net loss from continuing operations available to limited partners	$(30.7)	$(290.8)	$(100.5)
Net loss from discontinued operations available to limited partners	(71.0)	(31.2)	(52.9)
Net loss available to limited partners	$(101.7)	$(322.0)	$(153.4)

Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding (1)	77,598,950	77,043,935	74,896,096

Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.40)	$(3.77)	$(1.34)
From discontinued operations	(0.91)	(0.41)	(0.71)
Limited partners’ interest	$(1.31)	$(4.18)	$(2.05)

(1)
Total diluted weighted average limited partner units outstanding excludes 0.2 million, 0.5 million and 0.4 million potentially dilutive phantom units which would be antidilutive for the years ended December 31, 2017, 2016 and 2015, respectively.

18. Transactions with Related Parties
During the years ended December 31, 2017, 2016 and 2015, the Company had product sales to related parties, excluding the transactions discussed below, of $37.9 million, $13.1 million and $12.0 million, respectively. Trade accounts and other receivables from related parties at December 31, 2017 and 2016 were $0.3 million and $1.1 million, respectively. The Company also had purchases from related parties, excluding transactions discussed below, during the years ended December 31, 2017, 2016 and 2015 of $7.1 million, $6.4 million and $5.0 million, respectively. Accounts payable to related parties, excluding accounts payable related to the transactions discussed below, at December 31, 2017 and 2016, were $3.1 million and $1.5 million, respectively.
The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company had a general services master services agreement with a third party construction company related to the Great Falls refinery expansion project in which various construction related services were performed during 2016 and 2015. This third party was related to refinery management. For the years ended December 31, 2016 and 2015, the Company had capital expenditures of $10.4 million and $43.0 million, respectively, for construction related services. The Company had no capital expenditures and no accounts payable for 2017. Accounts payable under this contract at December 31, 2016 were $2.5 million.
During 2015, the Company entered into an agreement for logistic administration/support, general administrative management and fiscal administration services with Monument Chemical, Inc. (“Monument Chemical”). Monument Chemical is owned by a limited partner and a member of the board of the Company’s general partner is a member of Monument Chemical’s management. Under this agreement, Monument Chemical rents storage tanks in Belgium on the Company’s behalf and organizes delivery of products to the Company’s customers. A commission is paid to Monument Chemical based on the sales value invoiced to the Company’s customers. For the years ended December 31, 2017 and 2016, the Company paid total commissions and general administrative fees of $1.2 million and $1.3 million, respectively. Accounts payable under this contract at December 31, 2017 and 2016 were immaterial.
During the years ended December 31, 2016 and 2015, the Company entered into various transactions with Dakota Prairie. See Note 5 for further information on Dakota Prairie transactions.
During 2016, the Company entered into a joint venture agreement with The Heritage Group. See Note 5 for further information on the joint venture with The Heritage Group.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2015, the Company entered into an agreement with The Heritage Group in which The Heritage Group made an uncommitted prepayment for the purchase of certain finished products and entered into an unsecured note payable with the Company as the borrower. See Note 9 for further information on this agreement.
19. Segments and Related Information
a. Segment Reporting
The Company manages its business in two operating segments, which are grouped on the basis of similar product, market and operating factors into the following reportable segments:

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

•	Fuel Products. The fuel products segment produces primarily gasoline, diesel, jet fuel and asphalt which are primarily sold to customers located in the PADD 2 and PADD 4 areas within the U.S.
Prior to the sale of Anchor, as disclosed in Note 3, the Company reported an oilfield services segment, which was solely comprised of Anchor. As a result of Anchor’s classification as a discontinued operation, the Company has removed the oilfield services segment.
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
Reportable segment information is as follows (in millions):

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2017	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,300.4	$2,463.4	$3,763.8	$—	$3,763.8
Intersegment sales	0.2	54.8	55.0	(55.0)	—
Total sales	$1,300.6	$2,518.2	$3,818.8	$(55.0)	$3,763.8

Adjusted EBITDA	$186.5	$127.8	$314.3	$—	$314.3
Reconciling items to net loss:
Depreciation and amortization	70.5	108.6	179.1	—	179.1
Impairment charges	60.3	147.0	207.3	—	207.3
Gain on sale of business	—	(236.0)	(236.0)	—	(236.0)
Unrealized gain on derivatives					(3.6)
Interest expense					183.1
Non-cash equity-based compensation and other items					15.8
Income tax benefit					(0.1)
Net loss from continuing operations					$(31.3)

Year Ended December 31, 2016	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,252.3	$2,222.0	$3,474.3	$—	$3,474.3
Intersegment sales	2.5	34.5	37.0	(37.0)	—
Total sales	$1,254.8	$2,256.5	$3,511.3	$(37.0)	$3,474.3
Loss from unconsolidated affiliates	$(0.3)	$(18.0)	$(18.3)	$—	$(18.3)
Adjusted EBITDA	$188.9	$(10.1)	$178.8	$—	$178.8
Reconciling items to net loss:
Depreciation and amortization	74.7	110.5	185.2	—	185.2
Realized gain (loss) on derivatives, not reflected in net loss or settled in a prior period	1.9	(8.3)	(6.4)	—	(6.4)
Impairment charges	1.9	34.0	35.9	—	35.9
Loss on sale of unconsolidated affiliate	—	113.9	113.9	—	113.9
Unrealized gain on derivatives					(19.9)
Interest expense					161.7
Non-cash equity-based compensation and other items					5.0
Income tax expense					0.2
Net loss from continuing operations					$(296.8)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2015	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,367.8	$2,562.5	$3,930.3	$—	$3,930.3
Intersegment sales	2.9	39.1	42.0	(42.0)	—
Total sales	$1,370.7	$2,601.6	$3,972.3	$(42.0)	$3,930.3
Loss from unconsolidated affiliates	$—	$(61.1)	$(61.1)	$—	$(61.1)
Adjusted EBITDA	$201.7	$81.9	$283.6	$—	$283.6
Reconciling items to net loss:
Depreciation and amortization	69.2	82.4	151.6	—	151.6
Realized loss on derivatives, not reflected in net loss or settled in a prior period	(3.0)	(7.0)	(10.0)	—	(10.0)
Impairment charges	—	24.3	24.3	—	24.3
Unrealized loss on derivatives					39.5
Interest expense					104.9
Debt extinguishment costs					46.6
Non-cash equity-based compensation and other items					11.9
Income tax expense					0.2
Net loss from continuing operations					$(85.4)
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2017, 2016 and 2015. Substantially all of the Company’s long-lived assets are domestically located.
c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. The following table sets forth the major product category sales for each segment (dollars in millions):

	Year Ended December 31,
	2017		2016		2015
Specialty products:
Lubricating oils	$584.2	15.5%	$538.7	15.5%	$575.6	14.6%
Solvents	274.4	7.3%	237.7	6.8%	302.0	7.7%
Waxes	117.2	3.1%	128.7	3.7%	136.9	3.5%
Packaged and synthetic specialty products	260.7	6.9%	244.7	7.0%	261.5	6.7%
Other	63.9	1.7%	102.5	3.0%	91.8	2.3%
Total	1,300.4	34.5%	1,252.3	36.0%	1,367.8	34.8%
Fuel products:
Gasoline	948.5	25.2%	844.3	24.3%	1,047.1	26.6%
Diesel	877.9	23.4%	808.4	23.3%	894.8	22.8%
Jet fuel	135.0	3.6%	117.5	3.4%	149.6	3.8%
Asphalt, heavy fuel oils and other	502.0	13.3%	451.8	13.0%	471.0	12.0%
Total	2,463.4	65.5%	2,222.0	64.0%	2,562.5	65.2%
Consolidated sales	$3,763.8	100.0%	$3,474.3	100.0%	$3,930.3	100.0%
d. Major Customers
During the years ended December 31, 2017, 2016 and 2015, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the years ended December 31, 2017, 2016 and 2015, the Company had two suppliers that supplied approximately 65.7%, 64.5% and 52.2%, respectively, of its crude oil supply.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in millions, except unit and per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2017
Sales	$886.5	$967.0	$1,026.5	$883.8	$3,763.8
Gross profit	129.5	143.7	127.7	97.3	498.2
Net income (loss) from continuing operations	1.5	12.0	(26.1)	(18.7)	(31.3)
Net income (loss) from discontinued operations	(7.7)	(2.4)	2.5	(64.9)	(72.5)
Net income (loss)	(6.2)	9.6	(23.6)	(83.6)	(103.8)
Net income (loss) available to limited partners	(6.1)	9.2	(23.1)	(81.9)	(101.7)
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$0.02	$0.15	$(0.33)	$(0.24)	$(0.40)
From discontinued operations	(0.10)	(0.03)	0.03	(0.82)	(0.91)
Limited partners’ interest	$(0.08)	$0.12	$(0.30)	$(1.06)	$(1.31)

Basic weighted average limited partner units outstanding	77,412,634	77,554,815	77,632,784	77,784,534
Diluted weighted average limited partner units outstanding	78,259,909	77,714,112	77,931,605	77,784,534

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2016
Sales	$680.6	$951.6	$932.3	$909.8	$3,474.3
Gross profit	80.3	130.5	103.0	72.5	386.3
Net loss from continuing operations	(56.9)	(135.3)	(33.1)	(71.5)	(296.8)
Net loss from discontinued operations	(10.8)	(12.6)	(0.3)	(8.1)	(31.8)
Net loss	(67.7)	(147.9)	(33.4)	(79.6)	(328.6)
Net loss available to limited partners	(66.3)	(145.0)	(32.7)	(78.0)	(322.0)
Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.73)	$(1.73)	$(0.42)	$(0.91)	$(3.77)
From discontinued operations	(0.14)	(0.16)	—	(0.10)	(0.41)
Limited partners’ interest	$(0.87)	$(1.89)	$(0.42)	$(1.01)	$(4.18)

Basic and diluted weighted average limited partner units outstanding	76,449,841	76,761,504	77,331,347	77,351,593

(1)	The sum of the four quarters may not equal the total year due to rounding.
21. Subsequent Events
Revolving Credit Facility
On February 23, 2018, the Borrowers entered into a Third Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America, N.A., as a lender and Agent for the lenders, and certain other lenders (with Bank of America, N.A., the “Lenders”). The Third Amendment provides a $600.0 million senior secured revolving credit facility limited by a borrowing base calculation and has an aggregate letter of credit sublimit of $300.0 million, which may be increased with Agent consent to up to 90% of the revolver commitments. The revolving credit facility includes a $25.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility.
The Third Amendment authorizes incremental uncommitted expansion features in an aggregate of up to $500.0 million pursuant to an increase in the revolver commitments. The Third Amendment also authorizes incremental uncommitted foreign subsidiary credit facilities of up to $50.0 million. The aggregate amount of such incremental revolving loans and foreign subsidiary incremental facilities cannot exceed $500.0 million.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lenders under the Third Amendment have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash. The Third Amendment matures on February 18, 2023. The Company may be required to make mandatory prepayments under certain conditions.
2021 Secured Notes
On March 8, 2018, the Company issued a press release announcing that it has called for redemption of all of the 2021 Secured Notes. The redemption date for the Notes is April 9, 2018, and holders will receive a redemption price of 100.0% of the principal amount of the 2021 Secured Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date, plus a Make Whole Premium (as defined in the Indenture, dated April 20, 2016, governing the 2021 Secured Notes).
Form 12b-25
On March 19, 2018, the Company filed a Form 12b-25 with the Securities and Exchange Commission on the basis that the Company had determined that it was unable to file this Annual Report on Form 10-K for the year ended December 31, 2017 by March 16, 2018, the due date for such filing, without unreasonable effort or expense.
Renewable Identification Numbers
In March 2018, the EPA granted the Company’s fuel products refineries a “small refinery exemption” under the RFS for the full-year 2017, as provided for under the CAA. This exemption included the Superior Refinery for which the Company retained the RINs Obligation for 2017 up to the closing date of the sale of the refinery to Husky. In granting those exemptions, the EPA determined that for the full-year 2017, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
Acquisition
On March 23, 2018, the Company and Heritage Group, a related party, acquired Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters for $7.0 million. The purchase price was split 50/50 between the Company and Heritage Group. The Company intends to develop and commercialize the renewable esters and is designing a commercial scale test at its existing esters manufacturing plant in Missouri.
Fair Value
The fair value of the Company’s senior notes has decreased by approximately $34.0 million subsequent to December 31, 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 at the reasonable assurance level due to the material weaknesses described below. Notwithstanding these material weaknesses, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2017 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2017.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). During the quarter ended September 30, 2017, we identified two material weaknesses in internal control over financial reporting, which continue to exist as of December 31, 2017. The ERP system implementation resulted in business and operational interruptions and have resulted in a pervasive material weakness in the financial statement close process as of December 31, 2017. The material weaknesses are as follows:
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
•The untimely and insufficient operation of controls in the financial statement close process, specifically lack of timely account reconciliation, analysis and review related to all financial statement accounts.

These material weaknesses resulted in not having adequate automated and manual controls designed and in place and not achieving the intended operating effectiveness of those controls impacting all financial statement accounts and disclosures.
Based on our assessment, we have concluded that internal control over financial reporting was not effective as of December 31, 2017.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included herein.
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
•Financial Statement Close Process - We are reviewing, analyzing, and properly documenting our processes related to internal controls over financial reporting. We are designing and implementing effective review and approval controls. We are also designing and implementing effective review and approval controls over account reconciliations, journal entries, and management estimates across our remaining internal control processes. These controls will address the accuracy and completeness of the data used in the performance of the respective control.
The Company started the remediation process outlined above prior to September 30, 2017. When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and we will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.
Changes in Internal Control over Financial Reporting
On September 1, 2017, we implemented an ERP system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational interruptions and the three material weaknesses identified above. As discussed above, we believe we have developed an appropriate plan to remediate and have begun our remediation efforts related to the material weaknesses.
With the exception of the foregoing remediation actions and the changes described in the previous section, there have been no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC
General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Calumet Specialty Products Partners, L.P. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to (i) the ineffective design and implementation of effective controls with respect to the implementation of the organization’s enterprise resource planning (“ERP”) system (ii) the ineffective design and maintenance of information technology general controls for the ERP system that are relevant to the preparation of financial statements and (iii)  the untimely and insufficient operation of controls in the financial statement close process, specifically lack of timely account reconciliation, analysis and review related to all financial statement accounts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, partners' capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated April 2, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 2, 2018

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
The directors of our general partner oversee our operations. The owners of our general partner have appointed seven members to our general partner’s board of directors. The directors of our general partner are generally elected by a majority vote of the owners of our general partner on an annual basis. However, as long as our executive vice chairman of our general partner, F. William Grube, and trusts, established for the benefit of his family members or Permitted Transferees (as defined in our partnership agreement), continue to own at least 30% of the membership interests in our general partner, Mr. Grube (or in certain specified instances, his designee or transferee) has the right to serve as a director of our general partner. The directors of our general partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.
Pursuant to Section 4360 of the NASDAQ Stock Market, LLC Marketplace Rules (“NASDAQ Rules”), a listed limited partnership like us is not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, three of our general partner’s seven directors are “independent” as that term is defined in the NASDAQ Rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the NASDAQ Rules and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Robert E. Funk and Stephen P. Mawer.
The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.
Directors and Executive Officers
The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of April 2, 2018:

Name	Age	Position with Calumet GP, LLC
Fred M. Fehsenfeld, Jr.	67	Chairman of the Board
F. William Grube	70	Executive Vice Chairman
Timothy Go	51	Chief Executive Officer
D. West Griffin	57	Executive Vice President — Chief Financial Officer
Bruce A. Fleming	61	Executive Vice President — Strategy & Growth
Christopher H. Bohnert	51	Chief Accounting Officer
William A. Anderson	49	Executive Vice President — Sales
James S. Carter	69	Director
Robert E. Funk	72	Director
Stephen P. Mawer	53	Director
Daniel J. Sajkowski	58	Director
Amy M. Schumacher	47	Director
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
D. West Griffin has served as executive vice president and chief financial officer of our general partner since January 2017. Prior to joining the Company, Mr. Griffin was a founder and served as the chief financial officer of Energy XXI (Bermuda) Limited (also known as Energy XXI Ltd.) from 2005 to 2014. In 2004, Mr. Griffin served as chief financial officer of Alon USA. From 1999 through 2002, Mr. Griffin served as chief financial officer of InterGen North America. Mr. Griffin received his B.E. and his M.B.A from Dartmouth College.
Bruce A. Fleming has served as executive vice president — strategy & growth of our general partner since March 2016.  Prior to joining the Company, Mr. Fleming served as the vice president of mergers & acquisitions at Tesoro Corporation and as an officer of Tesoro Companies Inc. since 2004. From 1997 through 2004, Mr. Fleming served as managing director of Hong Kong-based Orient Refining Ltd., and from 1981 through 1996 he held senior operations, business development and planning roles with Amoco Oil and Amoco Corporation where he was most recently vice president of China business development. Mr. Fleming earned a Ph.D. in chemical engineering from Princeton University and a B.S. in chemical engineering from the University of Delaware. He is a member of the Board of M&A Standards.
Christopher H. Bohnert has served as the chief accounting officer of our general partner since September 2017. Prior to joining the Company, Mr. Bohnert, served as chief accounting officer of Titan International, Inc. since 2015. From 2014 to 2015, Mr. Bohnert served as chief financial officer and vice president, finance at Silgan Plastics, a plastic packaging manufacturer and, from 2005-2012, he served as chief financial officer of AB Mauri North America, a bakery ingredient manufacturer. Mr. Bohnert received his B.S. in economics and accounting from the University of Missouri (Columbia) and a Master’s in accountancy from the University of South Carolina.
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
James S. Carter has served as a member of the board of directors of our general partner since January 2006. Mr. Carter worked in various capacities at ExxonMobil including vice president of U.S. marketing and sales of fuels and specialty products, manager of U.S. refining and marketing planning and analysis, manager of U.S. distribution activities, analysis manager of ExxonMobil International, and advisor to ExxonMobil headquarters for European refining and marketing until his retirement in 2003. Mr. Carter is a member of the Association of Audit Committee Members, Inc. Mr. Carter received his B.S. in mechanical engineering from Clemson University and his M.B.A. in finance and accounting from Tulane University.
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
Stephen P. Mawer has served as a board member of our general partner since March 2016. He retired as president of Koch Supply & Trading in 2014 following a 27-year career in commodities trading, risk management and refining operations. While at Koch, Mr. Mawer led global commodities trading and served as a senior member of the Koch Industries management team. Mr. Mawer holds Bachelor’s and Master’s degrees in chemical engineering from the University of Cambridge, England. Currently, he serves as a member of the Board of Directors at Zenith Energy Management, a midstream company.
Mr. Mawer brings extensive knowledge of petroleum markets, refining economics, supply/marketing optimization and risk management
Daniel J. Sajkowski has served as a member of the board of directors of our general partner since September 2014. Mr. Sajkowski has served as executive vice president, growth and new ventures of The Heritage Group since 2013. Prior to joining The Heritage Group, Mr. Sajkowski was the senior director — downstream technology at Sapphire Energy from 2010 until 2013. From 2004 to 2010, Mr. Sajkowski served as business unit leader at BP’s Whiting, Indiana refinery. During his career with BP/Amoco, Mr. Sajkowski also held positions as the manager of integrated supply and trading from 2002 until 2004 and vice president of refining technology from 2000 until 2002. Mr. Sajkowski earned his B.S. and M.S. degrees in chemical engineering from the University of Michigan and a Ph.D. in chemical engineering from Stanford University. He also completed the General Manager Program at Harvard University.
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
Compensation Committee
The board of directors of our general partner also has a compensation committee which, among other responsibilities, has overall responsibility for evaluating and either approving or recommending to the board of directors the director, chief executive officer and senior executive compensation plans, policies and programs of the Company. NASDAQ does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Messrs. Fred M. Fehsenfeld, Jr., Stephen P. Mawer and Amy M. Schumacher serve as members of our compensation committee. Mr. Mawer serves as the chairman of the compensation committee.

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
Strategy and Growth Committee
The board of directors of our general partner has established a strategy and growth committee which, among other responsibilities, oversees our (i) long-term strategy, (ii) risks and opportunities relating to such strategy, (iii) strategic decisions regarding investments, mergers, acquisitions and divestitures, (iv) capitalization, (v) ownership structure and (vi) distribution policy. Messrs. Fred M. Fehsenfeld, Jr., F. William Grube, Robert E. Funk and Stephen P. Mawer serve as members of the strategy and growth committee. The board of directors has adopted a written charter for the strategy and growth committee which defines the scope of the committee’s authority.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2017, Calumet’s directors and executive officers filed all reports required by Section 16(a) with the exception of (i) one late filing related to the vesting of phantom units into common units on December 20, 2017, for Timothy Go and (ii) one late filing related to the vesting of phantom units into common units delivered on December 20, 2017, for Christopher H. Bohnert.
Item 11. Executive and Director Compensation
Compensation Discussion and Analysis
Overview
For purposes of this Compensation Discussion and Analysis and the compensation tables that follow, the names and positions of our named executive officers for the 2017 fiscal year were:

•	Timothy Go — Chief Executive Officer

•	F. William Grube — Executive Vice Chairman of the Board

•	D. West Griffin — Executive Vice President — Chief Financial Officer

•	R. Patrick Murray, II — former Vice President — Special Projects

•	Bruce A. Fleming — Executive Vice President — Strategy & Growth

•	William A. Anderson — Executive Vice President — Sales
Mr. Griffin was appointed executive vice president and chief financial officer effective January 5, 2017. Mr. Murray served as executive vice president and chief financial officer through January 5, 2017. Mr. Murray transitioned into a new role of vice president, chief accounting officer and assistant secretary beginning on January 5, 2017 and transitioned again to a new role of vice president - specialty projects in April 2017. Mr. Murray’s employment with the Company ended on November 1, 2017. Due to certain SEC disclosure requirements, Mr. Murray is included herein.
The compensation committee of the board of directors of our general partner oversees our compensation programs. Our general partner maintains compensation and benefits programs designed to allow us to attract, motivate and retain the best possible employees to manage us, including executive compensation programs designed to reward the achievement of both short-term and long-term goals necessary to promote growth and generate positive unitholder returns. Our general partner’s executive compensation programs are based on a pay-for-performance philosophy, including measurement of our performance against specified financial targets including Adjusted EBITDA and net indebtedness (as defined below). Our executive compensation programs include both long-term and short-term compensation elements which, together with base salary and employee benefits, constitute a total compensation package intended to be competitive with similar companies.
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
Financial Performance Metric Used in Compensation Programs
Our primary business objectives are to generate cash flows and reduce debt levels. As a result, our Adjusted EBITDA is the primary measurement of performance taken into account in setting policies and making compensation decisions, as we believe this represents the most comprehensive measurement of our ability to generate cash flows. Both short-term and long-term forms of executive compensation are specifically structured on our achievement relative to annual Adjusted EBITDA and ratio of net debt to Adjusted EBITDA goals and, as such, determination of related awards, as well as their grant or payment, occurs subsequent to the end of each fiscal year upon final determination of Adjusted EBITDA and net indebtedness (defined below). We believe that including these financial objectives as the primary performance measurements to determine compensation awards for all of our executive officers recognizes the integrated and collaborative effort required by the full executive team to maximize performance. Adjusted EBITDA is a non-GAAP measure that we define, consistent with the terms of our revolving credit agreement and senior notes indentures. The most directly comparable GAAP performance measure for Adjusted EBITDA is Net income

(loss). Please refer to Part II, Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for our definition of Adjusted EBITDA.
“Net Indebtedness” is defined as any indebtedness of the Company, whether or not contingent, (i) in respect of borrowed money; (ii) evidenced by bonds, notes, debentures or similar instruments; (iii) in respect of all outstanding letters of credit issued for the account of Company that support obligations that constitute indebtedness (provided that the amount of such included letters of credit shall not exceed the amount of the indebtedness being supported) and, without duplication, the unreimbursed amount of all drafts drawn under letters of credit issued for the account of the Company; (iv) in respect of bankers’ acceptances; (v) representing capital lease obligations; (vi) representing the balance deferred and unpaid of the purchase price of any property, except any such balance that constitutes an accrued expense or trade payable; or (vii) representing any obligations under swap contracts; if and to the extent any of the preceding items (other than letters of credit and obligations under swap contracts) would appear as a liability on the Company’s balance sheet prepared in accordance with GAAP, less any cash and cash equivalents on Company’s balance sheet prepared in accordance with GAAP. In addition, indebtedness includes all indebtedness of other persons secured by a lien on any of the Company’s assets (whether or not such indebtedness is assumed by the Company) and, to the extent not otherwise included, the Company’s guarantee of any other person’s or entity’s indebtedness. For the avoidance of doubt, indebtedness excludes any obligation arising from any agreement providing for indemnities, purchase price adjustments, holdbacks, contingency payment obligations based on the performance of the acquired or disposed assets or similar obligations (other than guarantees of indebtedness) incurred by the Company in connection with its acquisition or disposition of assets.
Peer Comparisons and Outside Consultants
To evaluate all areas of executive compensation, from time to time the compensation committee seeks the additional input of outside compensation consultants and available comparative information to validate that the compensation programs established for our executives are consistent with the philosophy of compensating our executives at ranges that approximate within 10% of the 25th percentile of market for companies of similar size to us. The compensation committee most recently retained Buck Consultants, LLC (“Buck Consultants”) in 2016 as an independent consultant to review our general partner’s executive compensation programs and the Buck Consultants review indicated that aggregate target total direct compensation of our key executives, which includes all the major elements of our executive compensation program, including base salary, short-term incentives and long-term compensation, was within the 25th percentile of market by approximately 25%. The compensation committee did not engage any outside consultants with respect to the 2017 year compensation decisions.
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
Results. The 2017 and 2016 base salaries for Messrs. Go, Grube, Griffin, Murray, Fleming and Anderson are as follows:

	2017 Base Salary	2016 Base Salary
Timothy Go	$500,000	$500,000
F. William Grube	$454,363	$454,363
D. West Griffin	$400,000	-
R. Patrick Murray, II	$353,067	$353,067
Bruce F. Fleming	$385,000	$350,000
William A. Anderson	$325,130	$325,130
Compensation Changes for 2018. With respect to our named executive officers, the compensation committee approved increased salaries for certain executives as part of its annual salary review process. Effective January 1, 2018, the base salaries were increased for Messrs. Griffin, Fleming and Anderson to $412,008, $398,475 and $333,259, respectively.
Short-Term Cash Bonus Awards
Design. Under the Annual Bonus Program Cash Incentive Compensation Plan (the “Cash Incentive Plan”), short-term cash bonus awards are designed to aid us in retaining and motivating executives to assist us in meeting our financial performance objectives on an annual basis. Short-term cash awards are granted to named executive officers (other than Mr. Grube) and certain other management employees based on our achievement of performance targets on the ratio of Net Indebtedness to Adjusted EBITDA. Mr. Grube received an award based on Adjusted EBITDA performance targets. We chose performance metrics that were applicable to all named executive officers. We believe each of these goals establishes a direct link between executive compensation and our financial performance.
The compensation committee establishes minimum, target and stretch incentive opportunities for each executive officer and other key employees expressed as a percentage of base salary. The amount that is paid out is based on our achievement of a minimum, target or stretch level of Adjusted EBITDA or ratio of Net Indebtedness to Adjusted EBITDA during the fiscal year, as applicable. The compensation committee may determine whether the applicable performance period will be a full calendar year or a specific portion of a calendar year, depending upon our incentive goals for the short-term cash awards for that year. At the recommendation of the compensation committee, the board of directors approves Adjusted EBITDA and ratio of Net Indebtedness to Adjusted EBITDA targets for each performance period based on budgets prepared by management. When making the annual determination of the minimum goal, target goal and stretch goal levels of Adjusted EBITDA and ratio of Net Indebtedness to Adjusted EBITDA, the compensation committee and the board of directors consider the specific circumstances facing us during the relevant year. Generally, the compensation committee seeks to set the minimum goal, target goal and stretch goal levels such that the relative challenge of achieving each level is consistent from year to year. The expectation that management will achieve the minimum goal level is high, while meaningful additional effort would be required to achieve the target goal and considerable additional effort would be required to achieve the stretch goal.
Generally, no awards are paid under the Cash Incentive Plan unless we achieve at least the minimum Adjusted EBITDA or ratio of Net Indebtedness to Adjusted EBITDA goal, as applicable. If the minimum, target or stretch level Adjusted EBITDA or ratio of Net Indebtedness to Adjusted EBITDA goal is achieved, participants in the plan will receive their minimum, target or stretch cash award opportunity, respectively. If our Adjusted EBITDA or ratio of Net Indebtedness to Adjusted EBITDA is between specified goal levels, participants are eligible to receive a prorated percentage of their cash award opportunity based on where the actual Adjusted EBITDA or ratio of Net Indebtedness to Adjusted EBITDA amount falls between the levels.
For Messrs. Go, Griffin, Fleming and Anderson, earned awards will be paid fifty percent in cash and fifty percent in fully vested phantom unit awards granted pursuant to the Long-Term Incentive Plan. All phantom units granted will be granted with distribution equivalent rights.
2017 Target Goal and Results. For fiscal year 2017, the minimum ratio of Net Indebtedness to Adjusted EBITDA goal was 11.4, the target goal was 6.7 and the stretch goal was 5.0 for Messrs. Go, Griffin, Fleming and Anderson. For fiscal year 2017, the minimum Adjusted EBITDA goal was $175.0 million, the target goal was $300.0 million and the stretch goal was $400.0 for Mr. Grube. For the reasons described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

2017 Update,” we met at least our target goal with 2017 ratio of Net Indebtedness to Adjusted EBITDA of 6.4 and Adjusted EBITDA of $317.2 million as defined in the Cash Incentive Plan.
The following table summarizes the levels of cash award opportunity for each eligible named executive officer and the actual percentage earned by them for 2017:

	Cash Incentive Bonus Award Opportunity as a Percentage of Base Salary
	Minimum	Target	Stretch
Timothy Go, D. West Griffin, Bruce A. Fleming and William A. Anderson (1)	50%	150%	250%
F. William Grube (2)	25%	50%	100%

(1)	Company performance goals are based on the ratio of Net Indebtedness to Adjusted EBITDA.

(2)	Company performance goals are based on Adjusted EBITDA.
The compensation committee may also subject a portion of the award to individual performance goals. With respect to Messrs. Go, Griffin and Fleming, 70% of the 2017 award will be based upon the company performance goal noted above, and 30% on individual performance goals. With respect to Mr. Anderson, 25% will be based on the company performance goal noted above and 75% will be based upon individual performance goals.
Mr. Murray was not eligible for an award under the Cash Incentive Plan during 2017.
For 2017, the ratio of Net Indebtedness to Adjusted EBITDA and Adjusted EBITDA were set at the budgeted amount, a level that the board of directors believed reflected the reasonable expectations management had for our financial performance during the fiscal year and likely to be achieved given actual Adjusted EBITDA achieved for the 2016 fiscal year. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2017 Update,” for a discussion of the factors that impacted our results. Prior to 2017, compensation targets were based on Distributable Cash Flow. Upon the recommendation of the compensation committee, the board of directors changed the primary measurement of performance for compensation purposes to Adjusted EBITDA. We believe this represents the most comprehensive measurement of our financial performance of our assets.
The following tables reflect our historical minimum, target and stretch goals:

	Ratio of Net Indebtedness to Adjusted EBITDA				Adjusted EBITDA (Dollars in millions)
Fiscal Year	Actual	Min. Goal	Target Goal	Stretch Goal	Actual	Min. Goal	Target Goal	Stretch Goal
2017	6.4	11.4	6.7	5.0	$317.2	$175.0	$300.0	$400.0

Distributable Cash Flow (Dollars in millions) (1)
Fiscal Year	Actual	Minimum Goal	Target Goal	Stretch Goal
2016 (2)	$(75.6)	$220.6	$261.4	$302.3
2015 (2)	$224.5	$151.1	$203.1	$255.1

(1)	Prior to 2017, compensation targets were based on Distributable Cash Flow.

(2)	For 2016, actual results exclude a favorable $51.4 million LCM inventory adjustment, include an $18.5 million loss from unconsolidated affiliates and exclude bonus expense for calculation purposes.
For 2015, actual results exclude an unfavorable $81.8 million LCM inventory adjustment, include a $37.5 million loss from unconsolidated affiliates and exclude bonus expense for calculation purposes.
Individual Performance and Personal Objectives. The Compensation Committee evaluates the individual performance of, and performance objectives for, our named executive officers. Individual performance and objectives are specific to each officer position and are set at the beginning of the fiscal year.
Criteria used to measure an individual’s performance may include assessment of objective criteria (e.g., execution of projects within budget parameters, improving profitability, or timely completing an acquisition or divestiture) as well as qualitative factors such as the executive’s ability to lead, ability to communicate, and successful adherence to our stated values (i.e., commitment to safety, commitment to integrity, respect, commitment to excellence, innovation, entrepreneurship and collaboration). There are no specific weights assigned to these various elements of performance.

Compensation Changes for 2018. Upon the recommendation of the compensation committee, the board of directors has approved new ratio of Net Indebtedness to Adjusted EBITDA and Adjusted EBITDA targets for the 2018 fiscal year based on budgets prepared by management. We do not disclose our confidential 2018 targets, which, if disclosed, would put us at a competitive disadvantage. However, we believe that management will achieve the 2018 minimum goal level, while meaningful additional effort would be required to achieve the target goal and considerable additional effort would be required to achieve the stretch goal. There is no guarantee that our named executive officers will receive an award related to the 2018 year. The 2018 targets and actual results will be fully discussed within our compensation disclosures for the 2018 year.
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
Results. We did not make any discretionary matching contributions of phantom units to the accounts of those participants in the Deferred Compensation Plan during 2017.
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
In fiscal year 2017, the annual unit award opportunity to named executive officers consisted of the contingent right to receive phantom units. Under the Long-Term Incentive Plan, phantom units are granted only upon our achievement of specified levels of Distributable Cash Flow. When granted, phantom units are subject to further time-based vesting criteria specified in the grant. Upon satisfaction of the time-based vesting criteria specified in the grant, phantom units convert into common units (or cash equivalent). Accordingly, these awards established a direct link between executive compensation and our financial performance. This component of executive compensation, when coupled with an extended ratable vesting period as compared to cash awards, further aligns the interests of executives with our unitholders in the longer-term and reinforces unit ownership levels among executives.
Phantom unit awards were granted to Mr. Grube in 2017 based on achievement with respect to the Adjusted EBITDA minimum, target or stretch goals discussed above in “Short-Term Cash Awards.”
Performance unit awards were granted to Messrs. Go, Griffin, Fleming and Anderson in 2017 based on achievement with respect to the applicable performance goals from January 1, 2017 through December 31, 2020. Performance units earned are based on the following: (1) 25% will vest upon the commencement of equity distributions to unitholders; (2) 25% will vest on the date that our weighted average common unit price is $8.00; and (3) 50% will vest on the date that our weighted average common unit price is $16.00. The weighted average will be measured using the weighted average closing sales price of our common units during any 120-day period. Our performance unit award payout is determined in accordance with the following table.
Messrs. Go, Griffin, Fleming and Anderson also received strategic units in 2017 based on the passage of time and the achievement with respect to the applicable performance goal. Strategic units earned are based on the following: (1) 40% will vest on January 1, 2018; (2) 20% will vest on the date that our weighted average common unit price is $7.00; (3) 20% will vest on the date that our weighted average common unit price is $10.00; and (4) 20% will vest on the date that our weighted average common unit price is $18.00.

The weighted average will be measured using the weighted average closing sales price of our common units during any 120-day period. Our performance unit award payout is determined in accordance with the following table.
Any vested performance units or strategic units will be delivered to the respective named executive officer within 30 days of the first to occur of (a) the second anniversary of any termination of employment or service with the Company or (b) a change in control.
Results. The following tables reflect the number of phantom units that could be awarded to Messrs. Go, Griffin, Fleming and Anderson depending on whether we achieved the applicable performance goal achievement in 2017:

	Performance Units (1)			Strategic Units (1)
	Distributions	$8 Unit Price Target	$16 Unit Price Target	Vest on 1/1/2018	$7 Unit Price Target	$10 Unit Price Target	$18 Unit Price Target	Actual
Timothy Go	125,000	125,000	250,000	200,000	100,000	100,000	100,000	225,000
D. West Griffin (2)	62,500	62,500	125,000	100,000	50,000	50,000	50,000	112,500
Bruce A. Fleming	31,250	31,250	62,500	50,000	25,000	25,000	25,000	56,250
William A. Anderson	21,875	21,875	43,750	35,000	17,500	17,500	17,500	39,375

(1)	These phantom units will also receive DERs, if any, which would be paid in the form of cash.

(2)
Mr. Griffin agreed to purchase $500,000 worth of common units on the open market in exchange for vesting of his equity awards in accordance with his offer letter of employment. Mr. Griffin has purchased common units with an acquisition cost of $250,000, leaving $250,000 worth of purchases left to be executed. The amounts disclosed in the table assume Mr. Griffin purchases the remaining $250,000 worth of common units as we believe this is probable of occurring.

The following table reflect the number of phantom units that would be awarded to Mr. Grube depending on whether we achieved the Adjusted EBITDA minimum, target or stretch goals discussed above in “Short-Term Cash Awards”. Phantom units earned in 2017, which will be awarded in the first quarter of 2018:

	2017 Phantom Unit Award Opportunity			Phantom Units Earned (1)
	Minimum	Target	Stretch
F. William Grube	5,400	10,800	16,200	10,800

(1)
Phantom units granted pursuant to our annual awards are subject to a time-vesting requirement, whereby 100% of the units vest in three years. These phantom units will also receive DERs, if any, which would be paid in the form of cash.

Mr. Murray was not eligible for an award under the Long-Term Incentive Plan.
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
Employment Agreements
Our general partner has entered into employment agreements with Timothy Go, chief executive officer and F. William Grube, executive vice chairman to ensure they will perform their roles for an extended period of time given their position and value to us. For a discussion of the material terms of the employment agreements, please refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreements.”
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
Our general partner terminated Mr. Murray’s employment agreement and entered into a severance agreement with Mr. Murray upon his departure in November 2017 that provides for certain severance benefits. The terms and conditions of the severance agreement are described further below.
Report of the Compensation Committee for the Year Ended December 31, 2017
The compensation committee of our general partner has reviewed and discussed our Compensation Discussion and Analysis with management. Based upon such review, the related discussion with management and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that our Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Members of the Compensation Committee:
Stephen P. Mawer, Chairman
Fred M. Fehsenfeld, Jr.
Amy M. Schumacher
Summary Compensation Table
The following table sets forth certain compensation information of our named executive officers for the years ended December 31, 2017, 2016 and 2015:

	Summary Compensation Table for 2017
Name and Principal Position	Year	Salary	Bonus (5)	Unit Awards (6)	Non-Equity Incentive Plan Compensation (7)	All Other Compensation (8)	Total
Timothy Go (1) Chief Executive Officer	2017	$500,000	$—	$4,836,561	$437,500	$14,713	$5,788,774
	2016	$500,000	$250,000	$625,000	$—	$95,815	$1,470,815
F. William Grube Executive Vice Chairman	2017	$454,363	$—	$57,780	$227,182	$14,136	$753,461
	2016	$454,363	$—	$19,881	$—	$20,200	$494,444
	2015	$454,363	$—	$574,253	$641,351	$70,323	$1,740,290
D. West Griffin (2) Executive Vice President - Chief Financial Officer	2017	$394,110	$—	$2,218,750	$300,000	$258,681	$3,171,541
R. Patrick Murray, II (3) Former Vice President - Special Projects and Former Executive Vice President - Chief Financial Officer and Secretary	2017	$322,739	$—	$—	$—	$419,749	$742,488
	2016	$353,067	$—	$25,268	$—	$20,987	$399,322
	2015	$339,488	$—	$423,072	$431,280	$47,865	$1,241,705
Bruce A. Fleming (4) Executive Vice President - Strategy & Growth	2017	$385,000	$—	$1,315,500	$356,125	$24,405	$2,081,030
	2016	$280,021	$—	$749,947	$—	$54,600	$1,084,568
William A. Anderson Executive Vice President - Sales	2017	$325,130	$—	$896,563	$225,000	$14,518	$1,461,211
	2016	$325,130	$—	$—	$—	$21,416	$346,546
	2015	$312,626	$—	$338,400	$441,284	$60,633	$1,152,943

(1)	Mr. Go’s employment with us commenced September 2015. He was appointed chief executive officer effective January 1, 2016, and was not a named executive officer prior to 2016.

(2)	Mr. Griffin was appointed executive vice president, chief financial officer effective January 5, 2017.

(3)	Mr. Murray’s employment was terminated in November 2017.

(4)	Mr. Fleming’s employment with us commenced March 21, 2016.

(5)	Mr. Go received a signing bonus of $250,000 per his employment agreement.

(6)
The amounts include the aggregate grant date fair value of (i) 143,990 phantom unit awards granted to Mr. Go during the 2017 fiscal year relating to a correction that was needed in the number of phantom units granted to Mr. Go in 2015 and 2016 (described further below), (ii) 2016 unit awards for Mr. Fleming relate to a matching phantom unit award granted to Mr. Fleming equal to his common unit purchases in 2016, pursuant to an agreement we entered into with Mr. Fleming upon his entry into our employment to match certain purchases of our common units that he made during 2016, (iii) performance units and strategic units to reward Messrs. Go, Griffin, Fleming and Anderson the number of which is determined based on certain market and company performance and (iv) phantom units to reward Mr. Grube for services provided during the fiscal year and the number of which is determined based on our level of Adjusted EBITDA during the fiscal year. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 13 to our consolidated financial statements for the fiscal year ending December 31, 2017 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(7)
Represents amounts earned under our Cash Incentive Plan and not deferred into the Deferred Compensation Plan. Please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards” for further details.

(8)
The following table provides the aggregate “All Other Compensation” information for each of the named executive officers, except that it excludes perquisites or other personal benefits received by Messrs. Go, Grube, Murray, Fleming and Anderson in 2017, as such amounts for these named executive officers were less than $10,000 in aggregate:

	Timothy Go	F. William Grube	D. West Griffin	R. Patrick Murray, II	Bruce A. Fleming	William A. Anderson
401(k) Plan Matching Contributions	$13,250	$13,250	$13,250	$9,294	$13,250	$13,250
Relocation Expenses (1)	—	—	78,627	—	10,090	—
Commuting and Living Expenses (2)	—	—	163,723	—	—	—
Long-Term Disability Insurance	—	—	1,716	—	—	—
Term Life Insurance	1,463	886	1,365	1,381	1,065	1,268
Post-Employment Payments (3)	—	—	—	409,074	—	—
Total	$14,713	$14,136	$258,681	$419,749	$24,405	$14,518

(1)	Includes a tax gross up of $28,627 for Mr. Griffin.

(2)	As part of Mr. Griffin’s offer letter of employment, we provided him $25,000 quarterly for living and commuting expenses. Includes a tax gross up of $63,723.

(3)
As part of Mr. Murray’ resignation, we entered into a severance and general release agreement with him. The agreement provided for a severance payment of $353,067. Additionally, Mr. Murray was provided free and clean title to his company automobile, reimbursed for fourteen months of COBRA insurance coverage and paid unused vacation.

Grants of Plan-Based Awards
The following table sets forth grants of plan-based awards to our named executive officers for the year ended December 31, 2017:
Grants of Plan-Based Awards Table for the Year Ended December 31, 2017

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Unit Awards: Number of Units (3) (#)	Grant Date Fair Value of Unit Awards ($)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)
Timothy Go		$250,000	$750,000	$1,250,000
	2/23/2017				—	500,000	—		$1,162,500
	5/4/2017							143,990	$561,561
	8/3/2017				—	300,000	—		$1,605,000
	8/3/2017							200,000	$1,070,000
F. William Grube		$113,591	$227,182	$454,363
	8/3/2017				5,400	10,800	16,200		$57,780
D. West Griffin		$200,000	$450,000	$1,000,000
	2/23/2017				—	250,000	—	—	$581,250
	8/3/2017				—	150,000	—		$802,500
	8/3/2017							100,000	$535,000
Bruce A. Fleming		$192,500	$577,500	$962,500
	2/23/2017				—	125,000	—		$290,625
	8/3/2017				—	75,000	—		$401,250
	8/3/2017							50,000	$267,500
William A. Anderson		$162,565	$487,695	$812,825
	2/23/2017				—	87,500	—		$203,438
	8/3/2017				—	52,500	—		$280,875
	8/3/2017							35,000	$187,250

(1)
Estimated possible payouts under non-equity incentive plan awards represent the ranges of potential cash incentive awards granted under our Cash Incentive Plan related to fiscal year 2017 for each named executive officer, although we did not pay these awards for the 2017 year. For a description of this plan and available awards please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”

(2)
Estimated possible payouts under equity incentive plan awards for Mr. Grube represent the ranges of potential unit based awards that could have been earned under the 2017 Phantom Unit Program as part of the Long-Term Incentive Plan. Estimated possible payouts under equity incentive plan awards for Messrs. Go, Griffin, Fleming and Anderson represent grants of performance and strategic units in which a portion vests upon the reinstatement of the distribution to unitholders and portions vest if the 120-day moving average closing price of our common units reaches $7 per unit, $8 per unit, $10 per unit, $16 per unit and $18 per unit during the period of January 1, 2017 through December 31, 2020.

(3)
All other unit awards represent (i) 143,990 phantom unit awards granted to Mr. Go during the 2017 fiscal year relating to a correction that was needed in the number of phantom units granted to Mr. Go in 2016 (described further below) and (ii) grants of strategic units in which a portion vests on January 1, 2018.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Description of Cash Incentive Plan
Annual ratio of Net Indebtedness to Adjusted EBITDA and Adjusted EBITDA goals are recommended by the compensation committee to the board of directors and are based upon our annual forecast of financial performance for the upcoming fiscal year, and such goals are reviewed and approved by the board of directors. Three increasing goals of the ratio of Net Indebtedness to Adjusted EBITDA (applicable to the named executive officers other than Mr. Grube) and Adjusted EBITDA (applicable to Mr. Grube) are established to calculate awards under the Cash Incentive Plan: minimum, target and stretch. Under the Cash Incentive Plan, if our actual performance meets at least the minimum ratio of Net Indebtedness to Adjusted EBITDA or Adjusted EBITDA goal for the fiscal year, as applicable, executives and certain other management employees may receive incentive awards ranging from 20% to 50% of base salary, depending on the employee’s position with the general partner. If financial performance exceeds the minimum ratio of Net Indebtedness to Adjusted EBITDA or Adjusted EBITDA goal, as applicable, the cash incentive award paid as a percentage of base salary may be larger, ultimately reaching an upper range of 60% to 250% of base salary, if the stretch goal is reached. Cash incentive awards are prorated if actual performance falls between the defined minimum and stretch goals. If the ratio of Net Indebtedness to Adjusted EBITDA or Adjusted EBITDA, as applicable, falls below the minimum goal, no cash incentive awards are paid under the Cash Incentive Plan. The compensation committee can recommend to the full board of directors, however, that cash awards be given notwithstanding the fact that we failed to achieve at least the minimum ratio of Net Indebtedness to Adjusted EBITDA or Adjusted EBITDA goal. Awards earned, if any, under this plan are generally paid in the first quarter of the following fiscal year after finalizing the calculation of our performance relative to the ratio of Net Indebtedness to Adjusted EBITDA or Adjusted EBITDA targets. The following table summarizes the levels of awards available to participants in the Cash Incentive Plan:

	Cash Incentive Award Calculated as a Percentage of Base Salary
Incentive Level (1)	Minimum	Target	Stretch
1	50%	150%	250%
2	25%	50%	100%
3	50%	100%	200%
4	50%	100%	150%
5	20%	40%	80%
6	20%	40%	60%

(1)	Messrs. Go, Griffin, Fleming and Anderson participate in the Cash Incentive Plan at Incentive Level 1. Mr. Grube participates in the Cash Incentive Plan at Incentive Level 2.
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
Phantom Units. During 2017, we granted phantom units pursuant to the Long-Term Incentive Plan. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the phantom units will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our general partner, subject to any contrary provisions in the award agreement.
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
2017 Phantom Unit Program. Mr. Go also received an additional grant of phantom units during 2017 that were unrelated to our 2017 annual equity program. In 2016 and 2015, we granted Mr. Go phantom units that were intended to be equal to the value of a certain percentage of his salary on the date of grant. In April 2017, we discovered an error in the methodology previously used to convert cash to equity awards in 2016, therefore we granted him additional phantom units in order to correct the difference in the number of phantom units he should have received on the original grant dates in 2016 and 2015. The additional 143,990 phantom units granted to Mr. Go in 2017 were granted with the same terms and conditions as the original 2016 and 2015 grants, which resulted in a portion of the awards (40,529 phantom units) being vested on the date of grant. See “Compensation Discussion and Analysis — Elements of Executive Compensation — Long-Term Unit-Based Awards” for additional discussion of this plan.
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
Severance and General Release Agreement with R. Patrick Murray, II. In connection with the termination of Mr. Murray’s employment on November 1, 2017, we entered into a severance and general release agreement with Mr. Murray, pursuant to which Mr. Murray is entitled to a severance payment of $353,057. The severance agreement further provided for accelerated vesting for any unvested phantom units, free and clean title to his company automobile, reimbursed for fourteen months of COBRA insurance coverage and paid unused vacation.
We do not maintain employment agreements with Messrs. Griffin, Fleming or Anderson.
Salary in Proportion to Total Compensation
The following table sets forth the percentage of each named executive officer’s total compensation that we paid in the form of salary for 2017.
Salary Percentage for 2017

Name	Percentage of Total Compensation
Timothy Go	9%
F. William Grube	60%
D. West Griffin	12%
R. Patrick Murray, II	43%
Bruce A. Fleming	19%
William A. Anderson	22%

Outstanding Equity Awards at Fiscal Year-End
Our named executive officers had the following outstanding equity awards at December 31, 2017.
Outstanding Equity Awards at December 31, 2017

	Unit Awards
Name	Number of Units That Have Not Vested (#) (1)	Market Value of Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Units that Have Not Vested ($) (2)
Timothy Go	286,486	$2,205,942	575,000	$4,427,500
F. William Grube	16,200	$124,740	—	$—
D. West Griffin (3)	100,000	$770,000	287,500	$2,213,750
Bruce A. Fleming	121,519	$935,696	143,750	$1,106,875
William A. Anderson	38,600	$297,220	100,625	$774,813

(1)	These units are scheduled to vest in amounts and on the dates shown in the following table:

Vesting Date	Timothy Go	F. William Grube	D. West Griffin	Bruce A. Fleming	William A. Anderson
January 1, 2018	200,000	—	100,000	50,000	35,000
December 31, 2018	47,423	5,400	—	35,760	3,600
December 31, 2019	39,063	—	—	35,759	—
March 7, 2021	—	10,800	—	—	—
Reinstatement of Distributions	125,000	—	62,500	31,250	21,875
$10 Price Target	100,000	—	50,000	25,000	17,500
$16 Price Target	250,000	—	125,000	62,500	43,750
$18 Price Target	100,000	—	50,000	25,000	17,500
	861,486	16,200	387,500	265,269	139,225

(2)
Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $7.70 of our common units at December 29, 2017 (the last trading day of the fiscal year), by the number of units outstanding.

(3)
Mr. Griffin agreed to purchase $500,000 worth of common units on the open market in exchange for vesting of his equity awards in accordance with his offer letter of employment. Mr. Griffin has purchased common units with an acquisition cost of $250,000, leaving $250,000 worth of purchases left to be executed. The amounts disclosed in the table assume Mr. Griffin purchases the remaining $250,000 worth of common units as we believe this is probable of occurring.

Options Exercises and Stock Vested
Our named executive officers exercised no options and had a total of 604,633 phantom units related to the Deferred Compensation Plan and the Long-Term Incentive Plan vest during the year ended December 31, 2017. The vested units related to the Deferred Compensation Plan will remain in the Deferred Compensation Plan until the earlier of the date specified by each participant and the participant’s termination of employment, as further described under “Nonqualified Deferred Compensation” below.

Unit Awards Vested During Year Ended December 31, 2017

	Unit Awards
Name	Number of Units Vested	Value Realized on Vesting (1)
Timothy Go	333,478	$2,678,902
F. William Grube	8,100	$62,370
D. West Griffin (2)	112,500	$996,250
R. Patrick Murray, II	13,770	$110,231
Bruce A. Fleming	92,010	$773,477
William A. Anderson	44,775	$390,268

(1)	Market value of phantom units reported in this column is calculated by multiplying the closing market price of our common units on the vesting date by the number of units vesting on such date.

(2)
Mr. Griffin agreed to purchase $500,000 worth of common units on the open market in exchange for vesting of his equity awards in accordance with his offer letter of employment. Mr. Griffin has purchased common units with an acquisition cost of $250,000, leaving $250,000 worth of purchases left to be executed. The amounts disclosed in the table assume Mr. Griffin purchases the remaining $250,000 worth of common units as we believe this is probable of occurring.

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

	Executive Contributions in Nonqualified Deferred Compensation Table for 2017
Name	Executive Contributions in 2017 (1)	Company Contributions in 2017 (2)	Aggregate Earnings in 2017 (3)	Aggregate Withdrawals/ Distributions in 2017 (4)	Aggregate Balance at End of 2017 (5)
F. William Grube	$—	$—	$—	$—	$278,655
R. Patrick Murray, II	$—	$—	$—	$(286,082)	$—

(1)
No executive contributions were made with respect to the 2017 year. Executive contributions in 2017 would have represented phantom units granted to certain of our named executive officers based on their individual elections to defer all or a portion of their cash incentive award under the Cash Incentive Plan related to the 2017 fiscal year into the Deferred Compensation Plan.

(2)
No company contributions were made with respect to the 2017 year. Our contributions in 2017 would have represented discretionary matching contributions made in the form of phantom units granted to our named executive officers based on their individual elections to defer all or a portion of their cash award under the Cash Incentive Plan related to the 2017 fiscal year into the Deferred Compensation Plan.

(3)
Aggregate earnings in 2017 would have represented additional phantom units earned through DERs in the applicable named executive officer’s Deferred Compensation Plan account on phantom units granted under the executive contribution and the discretionary matching contribution in fiscal years 2015, 2014, 2012, 2011, 2010 and 2009. These amounts, which would have represented the fair value of the phantom units earned on the corresponding dates of our distributions to our unitholders in fiscal year 2017, and would have been included as compensation in 2017 under “Unit Awards” in the Summary Compensation Table.

(4)	Represents phantom units distributed in accordance with Mr. Murray’s termination. The amount reported in this column represents the fair market value of the common units on the distribution date.

(5)
While the aggregate balance of each participant’s Deferred Compensation Plan account at the end of the fiscal year is comprised of the phantom units related to the executive and discretionary matching contributions as well as the phantom units attributable to aggregate earnings accumulated during the 2017 year, the dollar amount of each participant’s account as of December 31, 2017, was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 29, 2017 (the last trading day of the fiscal year), which was $7.70. The phantom units associated with each executive’s account as of December 31, 2017, were as follows: Mr. Grube, 36,189. Subject to the Mr. Grube’s continued employment with us, these phantom units will become vested over a four year period (except for phantom units associated with executive contributions, which are fully vested at the time of cash incentive deferral), but such vesting applies to the number of phantom units credited to the participant’s account, and not the value of the account at any given time. The value of the executive’s accounts will fluctuate due to the fact that the value of their phantom units will track the value of our common units. Also, please keep in mind that the executive’s accounts are not currently fully vested; subject to the forfeiture provisions described below, these amounts do not reflect the payout amount that an executive would receive if he voluntarily left our service prior to vesting. The amounts in this column also include amounts that were previously reported as compensation in the Summary Compensation Table during previous years as follows: (a) for 2009, Mr. Grube, $113,348 (b) for 2010, Mr. Grube, $115,373 and (c) for 2011, Mr. Grube, $160,800.
The named executive officers, as well as other officers and key employees, participate in the Deferred Compensation Plan by making an annual irrevocable election to defer all or a portion of their annual cash incentive award for the year. The deferred amounts will be credited to the participants’ accounts in the form of phantom units, and will receive DERs to be credited in the form of additional phantom units to the participants’ account. We have the discretion to make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as the compensation committee determines appropriate. For the 2017 year, there were no matching contributions of deferred amounts related to the 2017 fiscal year. Participants will at all times be 100% vested in amounts they have deferred; however, amounts we have contributed may be subject to a vesting schedule, as determined appropriate by the compensation committee. The participants’ accounts are adjusted at least quarterly to determine the fair market value of our phantom units, as well as any DERs that may have been credited in that time period. Distributions from the Deferred Compensation Plan are payable on the earlier of the date specified by each participant and the participant’s termination of employment. Death, disability, normal retirement or our change of control (as such terms are defined within the Long-Term Incentive Plan) require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate at that time the vesting of any portion of a participant’s account that has not already become vested. Benefits will be distributed to participants in the form of our common units, cash or a combination of common units and cash at the election of the compensation committee. In the event that accounts are paid in common units, such units will be distributed pursuant to the Long-Term Incentive Plan. Unvested portions of a participant’s account will be forfeited in the event that a distribution was due to a participant’s voluntary resignation or a termination for cause. To ensure compliance with Section 409A of the Code, distributions to participants that are considered “key employees” (as defined in Code Section 409A of the Code) may be delayed for a period of six months following such key employees’ termination of employment with us.
Potential Payments Upon Termination or Change in Control
We provide certain of our named executive officers with certain severance and change in control benefits in order to provide them with assurances against certain types of terminations without cause or resulting from change in control transactions where the terminations were not based upon cause. This type of protection is intended to provide the executive with a basis for keeping focus and functioning in the unitholders’ interests at all times. In addition to the potential acceleration of our equity-based awards upon certain events, our employment agreements with Messrs. Go, and Grube contain severance and change in control provisions.
In the event that severance payments are triggered under the applicable employment agreement, Messrs. Go and Grube will be eligible to receive payments as soon as administratively possible, though if Code Section 409A would subject them to additional taxes upon receipt of the payments, we will delay the payment of these amounts for a period of six months and provide for interest to accrue on such delayed amounts at the maximum nonusurious rate from the date of the originally scheduled payment date. Messrs. Go and Grube are also eligible to receive an additional sum from us in the event that any termination payments we provide to them is considered “parachute” payments pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”); a parachute payment could occur in connection with a change in control or a termination of employment that was also in connection with a change in control, but such a payment would not occur in the event of a termination of Messrs. Go’s and Grube’s employment that is not in connection with a change in control. This additional payment, if necessary, would equal the amount necessary to place them in the same after-tax position they would have been in absent the additional excise taxes imposed by Section 280G of the Code. Lastly, severance potentially payable to the executives under their employment agreements is partially provided in consideration for the executive’s agreement not to compete with us or solicit our employees for a period of one year following a termination of employment.
The employment agreements in place as of December 31, 2017, contain the following definitions for each of the possible “triggering events” that could result in a termination payment to the below referenced named executive officers:

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

•	Change in Control. Messrs. Go’s and Grube’s agreements state that a change in control may occur upon any of the following events:

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
Change of Control Pursuant to Long-Term Incentive Plan
Upon a Change of Control, all outstanding awards granted pursuant to the Long-Term Incentive Plan shall automatically vest and be payable at their maximum target level or become exercisable in full, as the case may be, or any restricted periods connected to the award shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. We provided these “single-trigger” change of control benefits because we believed such benefits were important retention tools for us, as providing for accelerated vesting of awards under the Long-Term Incentive Plan upon a Change of Control enables employees, including the named executive officers, to realize value from these awards in the event that we go through a change of control transaction. In addition, we believed that it was important to provide the named executive officers with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and post-termination as they seek future employment. Whether or not a change of control results in a termination of our officers’ employment with us or a successor entity, we wanted to provide our officers with certain guarantees regarding the importance of equity incentive compensation awards they were granted prior to that change of control. Further, we believe that change of control protection allows management to focus their attention and energy on the business transaction at hand without any distractions regarding the effects of a change of control. Also, we believe that such protection maximizes unitholder value by encouraging the named executive officers to review objectively any proposed transaction in determining whether such proposed transaction is in the best interest of our unitholders, whether or not the executive will continue to be employed.
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
Under the Long-Term Incentive Plan, awards that were outstanding as of December 31, 2017, will also accelerate upon a termination due to death, disability or a normal retirement upon or after reaching the age of 66. The board of directors has the final authority to determine if a disability is permanent or of a long-term duration resulting in termination from us. A “disability” per the terms of the Long-Term Incentive Plan grant means (i) a participant’s inability to engage in any substantial gainful activity by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, or (ii) the participant is, by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, receiving income replacement benefits for a period of not less than 3 months under one of our accident and health plans. We have determined that providing acceleration of the Long-Term Incentive Plan awards upon a death or disability is appropriate because the termination of a participant’s employment with us due to such an occurrence is often an unexpected event, and it is our belief that providing an immediate value to the participant or his family, as appropriate, in such a situation is a competitive retention tool. We also believe that providing for acceleration upon a normal retirement is appropriate due to the fact that the definition of a normal retirement requires an executive to remain employed with us until late in his career, and the acceleration of their equity awards upon such an event provides the executives with a reassurance that they will receive value for their awards at the end of their career. We have determined that it is in the unitholders’ best interest to provide such retention tools with respect to our equity compensation awards due to the fact that we strive to retain a high level of executive talent while competing in a very aggressive industry.
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
The table below reflects the amount of compensation payable to our named executive officers in the event of a termination of employment or a change in control of the Company on December 31, 2017. For purposes of calculating the potential payments, we have made certain assumptions that we have determined to be reasonable and relevant to our unitholders.

Name	Benefits	Termination by Us Without Cause, or Good Reason Termination by Executive	Termination by Us for Cause, or Without Good Reason Termination by Executive	Termination by Us Without Cause, or Good Reason Termination, in Connection with a Change in Control	Termination Due to Death or Disability	Change in Control
Timothy Go	Base Salary (1)	$750,000	$—	$1,500,000	$—	$—
	Compensation Incentive Awards (2)	656,250	—	1,312,500	437,500	—
	Long-Term Incentive Plan (3)	5,567,974	2,097,657	4,911,724	4,692,974	3,201,099
	Post-Employment Health Care (5)	37,055	—	55,583	—	—
	Outplacement Assistance (6)	50,000	—	50,000	—	—
	Total	$7,061,279	$2,097,657	$7,829,807	$5,130,474	$3,201,099
F. William Grube	Base Salary (1)	$1,363,089	$—	$1,363,089	$—	$—
	Compensation Incentive Awards (2)	227,182	—	227,182	227,182	—
	Long-Term Incentive Plan (3)	187,110	62,370	187,110	187,110	187,110
	Deferred Compensation Plan (4)	278,655	278,655	278,655	278,655	278,655
	Total	$2,056,036	$341,025	$2,056,036	$692,947	$465,765
D. West Griffin	Long-Term Incentive Plan (3)	$866,250	$866,250	$866,250	$866,250	$866,250
	Total	$866,250	$866,250	$866,250	$866,250	$866,250
Bruce A. Fleming	Long-Term Incentive Plan (3)	$1,259,173	$708,477	$1,259,173	$1,259,173	$1,259,173
	Total	$1,259,173	$708,477	$1,259,173	$1,259,173	$1,259,173
William A. Anderson	Long-Term Incentive Plan (3)	$372,488	$344,768	$372,488	$372,488	$372,488
	Total	$372,488	$344,768	$372,488	$372,488	$372,488

(1)
As per his employment agreement, Mr. Go will receive 3 times his base salary if a qualifying termination occurs within twenty-four months following a Change in Control (“Change in Control Period”) or 1.5 times his base salary if the qualifying termination occurs at any time other than the Change in Control Period and Mr. Grube will receive 3 times his base salary.

(2)
As per their employment agreements, for termination due to death or disability, Messrs. Go and Grube will be entitled to receive a pro rata portion of any incentive compensation awards for the bonus year in which the termination occurs. For termination for good reason by the executive or by us without cause, Mr. Go will be entitled to 3 times his cash incentive bonus if a qualifying termination occurs with the Change in Control Period or 1.5 times his cash incentive bonus if the termination occurs at any time other than the Change in Control Period and Mr. Grube will be entitled to receive a pro rata portion of any compensation incentive awards for the bonus year in which the termination occurs. For termination without good reason by executive or by us with cause, Messrs. Go and Grube will not be entitled to any pro rata portion of incentive compensation awards.

(3)
All amounts assume that the executives received full vesting of equity awards due to the applicable qualifying termination or Change in Control event, and the value of all phantom units pursuant to equity awards under the Long-Term Incentive Plan were valued at our December 29, 2017 (the last trading day of the fiscal year), closing common unit price of $7.70. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s equity awards until the first day of the seventh month following the applicable event requiring settlement of equity awards under the Long-Term Incentive Plan.

(4)
Amounts assume that the executives received full vesting of the accounts due to the applicable qualifying termination or Change in Control event or in the event of termination for cause, just the vested balance, and the value of all phantom units held in the Deferred Compensation Plan accounts was valued at our December 29, 2017 (the last trading day of the fiscal year), closing common unit price of $7.70. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s account until the first day of the seventh month following the applicable event requiring settlement of the Deferred Compensation Plan account.

(5)
Per the employment agreement of Mr. Go, in connection with certain qualifying terminations, if the executive timely and properly elects continuation coverage under the Company’s group health plans pursuant to the Consolidated Omnibus Reconciliation act of 1985 (“COBRA”) then: (i) the Company shall reimburse the executive for the difference between the monthly amount the executive pays to effect and continue such coverage for himself and spouse and eligible dependents, if any, and the monthly employee contribution amount that active similarly situated employees of the Company pay for the same or similar coverage under such group health plans; and (ii) on and after the date the executive is no longer eligible to receive COBRA continuation coverage, if the executive has not become eligible to receive coverage under a group health plan sponsored by another employer, then the Company shall pay a lump sum cash payment equal to the product of (x) the monthly reimbursement amount and (y) (A) if such termination does not occur within the Change of Control Period, 18 and (B) if such termination occurs within the Change in Control Period, 24.

(6)
Per the employment agreement for Mr. Go, in connection with certain qualifying terminations, for the 12-month period beginning on his termination date, or until the executive begins other full-time employment with a new employer, whichever occurs first, the executive shall be entitled to receive outplacement services that are directly related to the termination of the executive’s employment and are provided by a nationally prominent executive outplacement services firm, provided however, that the total amount of the expenses paid by Company shall not exceed $50,000. A maximum payment is assumed to be made.

In connection with the termination of Mr. Murray’s employment on November 1, 2017, we entered into a severance and general release agreement with Mr. Murray, pursuant to which Mr. Murray is entitled to a severance payment of $353,057. The severance agreement further provided for accelerated vesting for any unvested phantom units, free and clean title to his company automobile, reimbursed for fourteen months of COBRA insurance coverage and paid unused vacation.
Compensation of Directors
Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. For 2017, we determined to pay all director compensation in arrears for the 2017 year, therefore there is no compensation reportable in the Director Compensation Table below for 2017. However, our non-employee directors were entitled to fees and equity awards for 2017 that consisted of the following:

•	an annual fee of $70,000;

•	an annual award of restricted or phantom units with a market value of approximately $100,000;

•	an audit committee and strategy and growth committee chair annual fee of $10,000;

•	a non-chair audit committee member annual fee of $6,000;

•	a non-chair strategy and growth committee annual fee of $5,000;

•	a conflicts committee and compensation committee chair annual fee of $8,000;

•	a non-chair conflicts committee and compensation committee annual fee of $4,000;

•	all other committee chair annual fee of $5,000s; and

•	all other committee member annual fee of $2,500.

With respect to the 2017 year, the Board determined that all cash fees earned in the 2017 year would be paid in the form of phantom unit awards granted pursuant to our Long-Term Incentive Plan in the first quarter of 2018. To determine the number of phantom units to be granted in lieu of such cash fees, the cash value of all fees earned during each quarter of 2017 were divided by the closing price of our common units on the last business day of each applicable quarter. In previous years the directors could elect to receive phantom units under our Deferred Compensation Plan in lieu of receiving cash fees. If the directors elected phantom units rather than cash, they would have received one matching phantom unit for each three phantom units deferred into the Deferred Compensation Plan. As the directors did not defer fees from 2017 into the Deferred Compensation Plan, the Board determined to credit each director with one additional phantom unit for each three phantom units earned during each quarter in 2017 (the “Matching Units”). Following the end of the 2017 year, all phantom units deemed to be earned during 2017, including the Matching Units, were granted to the directors with a three year vesting schedule.
In addition, we reimburse each non-employee director for his or her out-of-pocket expenses incurred in connection with attending meetings of the board of directors or board committees. Under certain circumstances, we will also indemnify each director for his or her actions associated with being a director to the fullest extent permitted under Delaware law.
The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2017:

	Director Compensation Table for 2017
Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Fred M. Fehsenfeld, Jr.	$18,750	$6,252	$25,002
James S. Carter	$21,000	$7,000	$28,000
Robert E. Funk	$20,125	$8,708	$28,833
Stephen P. Mawer	$20,250	$—	$20,250
George C. Morris III (3)	$20,000	$6,668	$26,668
Daniel J. Sajkowski	$18,750	$6,252	$25,002
Amy M. Schumacher	$18,750	$6,252	$25,002

(1)
Includes fees related to fiscal year 2016 earned in 2017. As noted above, the cash fees earned by each non-employee director in 2017 were paid in the form of phantom unit awards that were granted on March 7, 2018. Because the grant date of those phantom units occurred in 2018, the awards will be reflected within the Director Compensation table for 2018.

(2)
The amounts in this column are calculated based on the aggregate grant date fair value of matching phantom unit awards granted to those non-employee directors who deferred all of the 2016 fees they earned in 2017 pursuant to the Deferred Compensation. No phantom units were granted for 2017 until March 7, 2018. Due to the timing of the 2017 grants, the phantom units granted with respect to the 2017 year are not reflected within the table above, but will instead be included within the Director Compensation table for the 2018 year as applicable.

(3)	Mr. Morris resigned from the board of directors on March 28, 2017.
Annual Phantom Unit Awards and Matching Units
As noted above, the 2017 annual grants and the Matching Units were not granted to the directors until after the end of the 2017 year. The number of phantom units granted in March 2018 with respect to the 2017 annual grant and the 2017 Marching Units are disclosed in the table below.

	Annual Director Phantom Unit Awards
	Grant Date	Number of Units Granted (#) (1)	Number of Matching Units Granted (#) (2)	Aggregate Grant Date Fair Value
Fred M. Fehsenfeld, Jr.	March 7, 2018	24,722	4,677	$240,280
James S. Carter	March 7, 2018	26,404	5,236	$257,088
Robert E. Funk	March 7, 2018	27,340	5,548	$266,448
Stephen P. Mawer	March 7, 2018	26,872	5,392	$261,768
Daniel J. Sajkowski	March 7, 2018	24,722	4,677	$240,280
Amy M. Schumacher	March 7, 2018	25,469	4,924	$247,735

(1)
With respect to the annual phantom unit award, 25% of the phantom units vested immediately, entitling the director to receive an equal number of common units, with an additional 25% vesting on December 31st of each of the three successive years.

(2)	With respect to the Matching Units, the phantom units will vest December 31, 2021.
The following table summarizes the aggregate balance of each director’s phantom unit awards as of December 31, 2017 (which do not include the March 7, 2018 grants described above):

	Annual Director Phantom Unit Awards
	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (1)
Fred M. Fehsenfeld, Jr.	17,194	$132,394
James S. Carter	17,194	$132,394
Robert E. Funk	17,194	$132,394
Stephen P. Mawer	15,872	$122,214
Daniel J. Sajkowski	17,194	$132,394
Amy M. Schumacher	17,194	$132,394
Total	101,842	$784,184

(1)
The market value of each director’s unvested phantom units as of December 31, 2017 was determined by multiplying all unvested phantom units by the closing price of our common units on December 29, 2017 (the last trading day of the fiscal year), which was $7.70.

Deferred Compensation Plan
In the past years, our directors were eligible to defer their fees earned into the Deferred Compensation Plan. When directors elect to defer any portion of their compensation into the plan, these deferred amounts are credited to the participant’s account in the form of phantom units, and will receive DERs to be credited to the participant’s account in the form of additional phantom units on the corresponding dates of our distributions to our unitholders. The compensation committee may recommend a matching contribution for the deferred fees in its discretion. Phantom units credited to a participant’s account pursuant to matching contributions also carry DERs to be credited to the participant’s account in the form of additional phantom units.
The following table summarizes the aggregate balance of each director’s Deferred Compensation Plan account at the end of the fiscal year:

Director Nonqualified Deferred Compensation Table for 2017
Name	Number of Units	Aggregate Balance at end of 2017 (1)
Fred M. Fehsenfeld, Jr.	48,048	$369,970
James S. Carter	60,181	$463,394
Robert E. Funk	32,806	$252,606
Daniel J. Sajkowski	25,109	$193,339
Amy M. Schumacher	28,364	$218,403

(1)
The dollar amount of each director’s account as of December 31, 2017 was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 29, 2017 (the last trading day of the fiscal year), which was $7.70.

Compensation Committee Interlocks and Insider Participation
The members of our compensation committee are Fred M. Fehsenfeld, Jr., Stephen P. Mawer and Amy M. Schumacher. Mr. Fehsenfeld, Jr. is the chairman of the board of our general partner. Mr. Mawer is a member of the board of our general partner. Ms. Schumacher is a member of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence” for descriptions of our transactions in fiscal year 2017 with certain entities related to Messrs. Fehsenfeld and Mawer and Ms. Schumacher. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.

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
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Timothy Go, our Chief Executive Officer (“CEO”).
The employees providing services to us are provided by Calumet GP, LLC, our general partner, as we do not have any employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from general partner’s employee population.
For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our general partner (other than the CEO) was $78,676; and

•	The annual total compensation of the CEO, as reported in the Summary Compensation Table included elsewhere within this Annual Report, was $5,788,774.

•	Based on this information, for 2017 the ratio of the annual total compensation of Mr. Go to the median of the annual total compensation of all employees was reasonably estimated to be 74 to 1.
To identity the median of the annual total compensation of all our general partner’s employees, as well as to determine the annual total compensation of our general partner’s median employee and the CEO, we took the following steps:

•
We determined that, as of December 31, 2017, our general partner’s employee population consisted of approximately 1,600 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees, as we do not have seasonal workers.

◦	We selected December 31, 2017 as our identification date for determining our median employee.

•
We used a consistently applied compensation measure to identify the median employee of comparing the amount of salary or wages and bonuses reflected in our general partner’s payroll records as reported to the Internal Revenue Service on Form W-2 for 2017. We did not annualize the compensation for any employees that were not employed by our general partner for all of 2017.

◦	We do not widely distribute annual equity awards to employees, therefore such awards were excluded from our compensation measure.

•
We identified our general partner’s median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our general partner’s employees, including the CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

•
After we identified our general partner’s median employee, we combined all of the elements of such employee’s compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $78,676. The difference between such employee’s salary, wages and overtime pay and the employee’s annual total compensation represents contributions in the amount of $13,940 that we made on the employee’s behalf to our 401(k) plan for the 2017 year and to the employee’s health savings account for the 2017 year.

•	With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units as of April 2, 2018, held by:

•	each person who beneficially owns 5% or more of our outstanding units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors, and executive officers of our general partner as a group.
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Units Beneficially Owned
The Heritage Group (1)(2)	11,867,533	15.43%
Calumet, Incorporated (2)	1,934,287	2.52%
William A. Anderson (3)	69,708	*
Christopher H. Bohnert	3,701	*
James S. Carter	120,394	*
Fred M. Fehsenfeld, Jr. (1)(2)(4)(5)	711,733	*
Bruce A. Fleming	178,799	*
Robert E. Funk	73,997	*
Timothy Go	151,919	*
D. West Griffin	54,905	*
F. William Grube (6)	231,464	*
Stephen P. Mawer	29,037	*
Daniel J. Sajkowski	14,545	*
Amy M. Schumacher (1)(5)(7)	24,245	*
All directors and executive officers as a group (12 persons)	1,664,447	2.16%

*	= less than 1 percent.

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

(6)	Includes common units that are owned by the spouse of F. William Grube, for which he disclaims beneficial ownership.

(7)	Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Long-Term Incentive Plan	2,495,460	—	196,875
Total	2,495,460	$—	196,875

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

Item 13. Certain Relationships and Related Transactions and Director Independence
Distributions and Payments to Our General Partner and its Affiliates
Owners of our general partner and their affiliates own 16,381,895 common units representing an approximately 21.0% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. We suspended distributions in April 2016. Please refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Market Information” for additional information related to our distribution policy and the incentive distribution rights.

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
Employee Costs
Our general partner employs all of our employees and we reimburses the general partner for certain of its expenses.
Product Sales and Related Purchases
During 2017, we made ordinary course sales of certain specialty products to Monument Chemicals, Inc. (“Monument Chemicals”), a specialty chemical company owned in part by The Heritage Group. Amy M. Schumacher is president of Monument Chemicals, Inc. The total sales made by us to Monument Chemicals in 2017 were approximately $1.1 million. As of December 31, 2017, there was an immaterial balance due to us from Monument Chemicals related to these products sales. We anticipate that we will continue to sell products to Monument Chemicals in the future. We believe that the product sales prices and credit terms offered to Monument Chemicals are comparable to prices and terms offered to non-affiliated third party customers.
During 2017, we made ordinary course purchases of certain services from Heritage-Crystal Clean Inc. (“Crystal Clean”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. The total purchases made by us from Crystal Clean in 2017 for cleaning and waste removal services were approximately $1.3 million. As of December 31, 2017, there was a $0.7 million balance due from us to Crystal Clean related to these purchases. We expect that we will continue to utilize these services from Crystal Clean in the future. During 2017, we made ordinary course sales of certain specialty products to Crystal Clean. The total sales made by us to Crystal Clean in 2017 for certain specialty products were approximately $0.3 million. As of December 31, 2017, there was an immaterial balance due to us from Crystal Clean related to these sales. We anticipate that we will continue to sell products to Crystal Clean in the future. We believe that the product sales prices and credit terms offered to Crystal Clean are comparable to prices and terms offered to non-affiliated third party customers.
During 2017, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. Total purchases made by us from Heritage Environmental in 2017 for cleaning and waste removal services were approximately $5.0 million. As of December 31, 2017, there was a $1.2 million balance due from us to Heritage Environmental related to these purchases. We expect that we will continue to utilize these services from Heritage Environmental in the future.
During 2017, we made ordinary course sales of certain specialty products to Heritage Advanced Products, LLC (“Heritage Advanced”), a specialty chemical company owned in part by The Heritage Group. The total sales made by us to Heritage Advanced in 2017 were approximately $0.2 million. As of December 31, 2017, there was an immaterial balance due us from Heritage Advanced related to these products sales. We anticipate that we will continue to sell products to Heritage Advanced in the future. We believe that the product sales prices and credit terms offered to Heritage Advanced are comparable to prices and terms offered to non-affiliated third party customers.

During 2017, we made payments to Asphalt Materials, Inc., an affiliate of The Heritage Group (“Asphalt Materials”), for expenses related to the business use of The Heritage Group’s company plane by our senior executive officers and for consulting services provided to us by Asphalt Materials. The aggregate payments for these services made by us to Asphalt Materials in 2017 were approximately $0.4 million. As of December 31, 2017, there was a $0.7 million balance due from us to Asphalt Materials related to these services as well as rebates for sales discussed below. We believe that the costs of the services provided to us by Asphalt Materials are comparable to costs charged by non-affiliated third-party suppliers of similar services. We expect that we will continue to utilize these services from Asphalt Materials in the future. During 2017, we made ordinary course sales of certain fuel products to Asphalt Materials of $17.8 million. As of December 31, 2017, there was an immaterial balance due us from Asphalt Materials related to these products sales. We anticipate that we will continue to sell products to Asphalt Materials in the future. We believe that the product sales prices and credit terms offered to Asphalt Materials are comparable to prices and terms offered to non-affiliated third party customers.
During 2017, we made ordinary course sales of certain fuel products to Western States Asphalt, Inc., an affiliate of The Heritage Group (“Western States”), of $18.4 million. As of December 31, 2017, there was a $0.3 million balance due us from Western States related to these products sales. In addition, there was a $0.5 million balance due from us to Western Sates related to rebates for these sales. We anticipate that we will continue to sell products to Western States in the future. We believe that the product sales prices and credit terms offered to Western States are comparable to prices and terms offered to non-affiliated third party customers.
Administrative Services
During 2017, we entered into an agreement for logistic administration/support, general administrative management and fiscal administration services with Monument Chemicals. Monument Chemicals is owned by a The Heritage Group and Amy M. Schumacher is president of Monument Chemicals. Under this agreement, Monument Chemicals will rent storage tanks in Belgium on our behalf and organize delivery of products to our customers. A commission will be paid to Monument Chemicals based on the sales value invoiced to our customers. For the year ended December 31, 2017, we paid total commissions and general administrative fees of $1.2 million. As of December 31, 2017, there was a $0.3 million balance due from us to Monument Chemicals. We expect that we will continue to utilize these services from Monument Chemicals in the future.
Product Collaboration
During 2017, we entered into an agreement with The Heritage Group that will allow us to use The Heritage Group’s research facilities, equipment and supplies in exchange for a portion of the profit from new products developed. Our employees use the research facility on a regular basis and some of our equipment is located in the research facility. The agreement allows for joint projects with The Heritage Group in which both parties would share in the profit of new products developed. There were immaterial profit sharing expenses in 2017.
Acquisition
On March 23, 2018, we along with the Heritage Group acquired Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters for $7.0 million. The purchase price was split 50/50 between us and Heritage Group. We intend to develop and commercialize the renewable esters and is designing a commercial scale test at our existing esters manufacturing plant in Missouri.
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
Please see Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.
Item 14. Principal Accounting Fees and Services
The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2017 and 2016 (in millions):

	Year Ended December 31,
	2017	2016
Audit fees	$6.4	$7.0
Audit-related fees	—	0.1
Total	$6.4	$7.1
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
In accordance with Rule 3-09 of Regulation S-X, we are required to include in this Form 10-K for the period from January 1, 2016 to June 27, 2016 (unaudited) and for the year ended December 31, 2015, consolidated financial statements of Dakota Prairie Refining, Inc., which are incorporated herein by reference to Exhibit 99.1. In accordance with Rule 3-09 of Regulation S-X, only the financial statements as of and for the year ended December 31, 2015 are required to be audited. The Rule 3-09 financial statements for the period ended June 27, 2016 are unaudited.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
See Index to Exhibits of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC its general partner

By:	/s/ Timothy Go
Timothy Go
Chief Executive Officer
Date: April 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ Timothy Go	Chief Executive Officer of Calumet GP, LLC (Principal Executive Officer)	Date:	April 2, 2018
Timothy Go

/s/ D. West Griffin	Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Accounting and Financial Officer)	Date:	April 2, 2018
D. West Griffin

/s/ Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date:	April 2, 2018
Fred M. Fehsenfeld, Jr.

/s/ James S. Carter	Director of Calumet GP, LLC	Date:	April 2, 2018
James S. Carter

/s/ Robert E. Funk	Director of Calumet GP, LLC	Date:	April 2, 2018
Robert E. Funk

/s/ Stephen P. Mawer	Director of Calumet GP, LLC	Date:	April 2, 2018
Stephen P. Mawer

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date:	April 2, 2018
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date:	April 2, 2018
Amy M. Schumacher

Index to Exhibits

Exhibit Number		Description
2.1	—
Membership Interest Purchase Agreement, dated as of August 11, 2017, by and between Calumet Lubricants Co., Calumet Specialty Products Partners, L.P. and Husky Superior Refining Holding Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2017 (File No. 000-51734)).

2.2	—
Membership Interest Purchase Agreement, dated as of November 21, 2017, by and among Anchor Drilling Fluids USA, LLC, Calumet Operating LLC, Q’Max Solutions Inc. and Q’Max America Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 28, 2017 (File No. 000-51734)).

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
Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2018 (File No. 000-51734)).

3.6	—
Certificate of Formation of Calumet GP, LLC (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 7, 2005 (File No. 333-128880)).

3.7	—
Amended and Restated Limited Liability Company Agreement of Calumet GP, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

4.1	—
Specimen Unit Certificate representing common units (incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2010 (File No. 000-51734)).

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
F. William Grube Amended and Restated Employment Agreement dated and effective December 31, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2016 (File No. 000-51734)).

Exhibit Number		Description
10.5	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.6†	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on November 16, 2005 (File No. 333-128880)).
10.7	—
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

10.8	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 4, 2015, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, U.S. Bank National Association and Deutsche Bank Trust Company Americas, as Co-Documentation Agents and Bank of America, N.A., J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2016 (File No. 000-51734)).

10.9	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 20, 2016, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, PNC Bank, N.A., as Co-Documentation Agent and Bank of America, N.A., as Issuing Bank (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.10	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 31, 2017, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, PNC Bank, N.A., as Co-Documentation Agent and Bank of America, N.A., as Issuing Bank (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the commission on May 9, 2017 (File No. 000-51734)).

10.11*	—
Consent Letter under the Second Amended and Restated Credit Agreement, dated as of November 13, 2017, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, U.S. Bank National Association and Deutsche Bank Trust Company Americas, as Co-Documentation Agents and Bank of America, N.A., J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Book Runners.

10.12*	—
Consent Letter under the Second Amended and Restated Credit Agreement, dated as of November 27, 2017, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, U.S. Bank National Association and Deutsche Bank Trust Company Americas, as Co-Documentation Agents and Bank of America, N.A., J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Book Runners.

10.13	—
Third Amended and Restated Credit Agreement, dated as of February 23, 2018, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A., as Co-Syndication Agents (incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on March 1, 2018 (File-No. 000-51734)).

10.14	—
Amended and Restated Collateral Trust Agreement, dated as of April 20, 2016, among Calumet Specialty Products Partners, L.P., the obligors party thereto, the secured hedge counterparties party thereto and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.15	—
Second Amended and Restated Intercreditor Agreement, dated April 20, 2016, by and among the Collateral Trustee, Bank of America, N.A., as administrative agent, and the obligors named therein (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

Exhibit Number		Description
10.16†	—
Timothy Go Employment, Confidentiality, and Non-Compete Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2015 (File No. 000-51734)).

10.17†	—
Amended and Restated Long-Term Incentive Plan, effective as of December 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2015 (File No. 000-51734)).

10.18	—
Employment and Transition Agreement, dated as of April 17, 2017, by and among Calumet Specialty Products Partners, L.P. and R. Patrick Murray, II (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.19	—
Supply and Offtake Agreement, dated as of June 19, 2017, between Macquarie Energy North America Trading Inc., Calumet Shreveport Fuels, LLC and Calumet Shreveport Lubricants & Waxes, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.20*	—	Temporary Waiver Under Supply and Offtake Agreement, dated as of November 14, 2017, between Macquarie Energy North America Trading Inc. and Calumet Shreveport Refining LLC.
10.21*	—	Temporary Waiver Under Supply and Offtake Agreement, dated as of December 12, 2017, between Macquarie Energy North America Trading Inc. and Calumet Shreveport Refining, LLC.
10.22†	—
Calumet GP, LLC Annual Bonus Plan, dated February 23, 2017 and effective January 1, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.23†	—
Form of Award Agreement (incorporated by reference to Exhibit 10.4 (included as an attachment to Exhibit 10.3) to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.24†	—
First Amendment to the Form of Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 28, 2017 (File No. 000-51734)).

10.25	—
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