Form 10-Q
period 2018-03-31
Calumet Specialty Products Partners, L.P.
filed 2018-05-15
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 15, 2018, there were 77,081,069 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three Months Ended March 31, 2018

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iii) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (iv) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (v) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (vi) our access to inventory financing under our supply and offtake agreements, (vii) our ability to remediate the identified material weaknesses and further strengthen the overall controls surrounding information systems and (viii) the future effectiveness of our new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report”) and (ii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$146.6	$164.3
Restricted cash	350.0	350.0
Accounts receivable, net:
Trade	240.9	265.4
Other	39.8	88.7
	280.7	354.1
Inventories	325.0	314.4
Prepaid expenses and other current assets	18.0	8.7
Total current assets	1,120.3	1,191.5
Property, plant and equipment, net	1,149.7	1,159.2
Investment in unconsolidated affiliates	35.1	35.0
Goodwill	171.4	171.4
Other intangible assets, net	102.9	107.9
Other noncurrent assets, net	26.7	23.8
Total assets	$2,606.1	$2,688.8
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$271.1	$282.3
Accrued interest payable	54.3	52.5
Accrued salaries, wages and benefits	24.9	35.9
Other taxes payable	15.1	16.1
Obligations under inventory financing agreements	107.2	103.1
Other current liabilities	19.1	73.7
Current portion of long-term debt	392.6	354.1
Derivative liabilities	0.1	6.0
Discontinued operations, current liabilities	2.8	2.0
Total current liabilities	887.2	925.7
Pension and postretirement benefit obligations	3.1	3.1
Other long-term liabilities	1.6	1.9
Long-term debt, less current portion	1,598.8	1,638.2
Total liabilities	2,490.7	2,568.9
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 76,905,657 units and 76,788,801 units, issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	108.9	113.3
General partner’s interest	13.7	13.8
Accumulated other comprehensive loss	(7.2)	(7.2)
Total partners’ capital	115.4	119.9
Total liabilities and partners’ capital	$2,606.1	$2,688.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(In millions, except per unit and unit data)
Sales	$750.5	$886.5
Cost of sales	637.3	757.0
Gross profit	113.2	129.5
Operating costs and expenses:
Selling	14.7	16.3
General and administrative	40.6	30.6
Transportation	30.3	35.7
Taxes other than income taxes	1.9	5.2
Asset impairment	—	0.4
Other (income) expense	(15.6)	1.9
Operating income	41.3	39.4
Other income (expense):
Interest expense	(45.2)	(43.9)
Debt extinguishment costs	(0.6)	—
Gain (loss) on derivative instruments	(0.1)	5.7
Other	1.5	0.2
Total other expense	(44.4)	(38.0)
Net income (loss) from continuing operations before income taxes	(3.1)	1.4
Income tax benefit from continuing operations	(0.2)	(0.1)
Net income (loss) from continuing operations	$(2.9)	$1.5
Net loss from discontinued operations, net of tax	$(1.9)	$(7.7)
Net loss	$(4.8)	$(6.2)
Allocation of net loss:
Net loss	$(4.8)	$(6.2)
Less:
General partner’s interest in net loss	(0.1)	(0.1)
Net loss available to limited partners	$(4.7)	$(6.1)
Weighted average limited partner units outstanding:
Basic	78,045,360	77,412,634
Diluted	78,045,360	78,259,909
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$(0.04)	$0.02
From discontinued operations	(0.02)	(0.10)
Limited partners’ interest	$(0.06)	$(0.08)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net loss	$(4.8)	$(6.2)
Total other comprehensive income (loss)	—	—
Comprehensive loss attributable to partners’ capital	$(4.8)	$(6.2)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2017	$(7.2)	$13.8	$113.3	$119.9
Net loss	—	(0.1)	(4.7)	(4.8)
Amortization of phantom units	—	—	0.8	0.8
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Balance at March 31, 2018	$(7.2)	$13.7	$108.9	$115.4
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating activities
Net loss	$(4.8)	$(6.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	1.9	7.7
Depreciation and amortization	29.7	37.1
Amortization of turnaround costs	3.3	7.4
Non-cash interest expense	2.7	2.3
Non-cash debt extinguishment costs	0.6	—
Unrealized gain on derivative instruments	(2.0)	(10.6)
Asset impairment	—	0.4
Equity based compensation	1.1	1.5
Lower of cost or market inventory adjustment	(3.1)	(5.4)
Other non-cash activities	5.7	2.9
Changes in assets and liabilities:
Accounts receivable	44.0	4.4
Inventories	(7.5)	(42.7)
Prepaid expenses and other current assets	(8.5)	(4.0)
Derivative activity	(0.1)	(0.1)
Turnaround costs	(6.8)	(0.5)
Other assets	—	(0.2)
Accounts payable	(9.3)	10.3
Accrued interest payable	1.6	2.6
Accrued salaries, wages and benefits	(11.3)	5.4
Other taxes payable	(1.0)	—
Other liabilities	(55.3)	(46.8)
Pension and postretirement benefit obligations	—	(0.2)
Net cash used in discontinued operating activities	—	(6.0)
Net cash used in operating activities	(19.1)	(40.7)
Investing activities
Additions to property, plant and equipment	(17.6)	(16.9)
Investment in unconsolidated affiliates	(3.8)	—
Proceeds from sale of business, net	28.0	—
Proceeds from sale of property, plant and equipment	0.2	—
Net cash used in discontinued investing activities	(0.5)	(0.3)
Net cash provided by (used in) investing activities	6.3	(17.2)
Financing activities
Proceeds from borrowings — revolving credit facility	4.5	219.7
Repayments of borrowings — revolving credit facility	(4.7)	(190.7)
Payments on capital lease obligations	(0.3)	(2.2)
Proceeds from (payments on) inventory financing	—	32.2
Payments on other financing obligations	(0.8)	(0.8)
Debt issuance costs	(3.6)	—
Contributions from Calumet GP, LLC	—	0.1
Net cash provided by (used in) financing activities	(4.9)	58.3
Net increase (decrease) in cash, cash equivalents and restricted cash	(17.7)	0.4
Cash, cash equivalents and restricted cash at beginning of period	514.3	4.2
Cash, cash equivalents and restricted cash at end of period	$496.6	$4.6
Cash and cash equivalents	$146.6	4.6
Restricted cash	$350.0	$—
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$7.2	$8.1
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2018, the Company had 76,905,657 limited partner common units and 1,569,503 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company’s core business is the production and marketing of crude oil-based specialty products including lubricating oils, solvents, waxes, synthetic lubricants and other products. The Company is also engaged in the production and marketing of fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and other products. The Company is based in Indianapolis, Indiana and owns specialty and fuel products facilities. The Company owns and leases additional facilities, primarily related to production and marketing of specialty and fuel products, throughout the United States (“U.S.”). Subsequent to the sale of Anchor Drilling Fluids USA, LLC (“Anchor”) on November 21, 2017, the Company manages its business in two reportable segments: specialty products and fuel products.
On November 8, 2017, the Company completed the sale of all of the issued and outstanding membership interests in Calumet Superior, LLC, which owns the Superior, Wisconsin refinery (“Superior Refinery”). The sale included the associated working capital, the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and line space in North Dakota to Husky Superior Refining Holding Corp. (“Husky”) (the “Superior Transaction”). The Superior Transaction did not qualify for discontinued operations.
Prior to November 21, 2017, the Company owned and operated Anchor, which provided oilfield services and products in the United States. On November 21, 2017, the Company completed the sale of Anchor. As a result, effective in its fourth quarter of 2017, the Company classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. See Note 5 - “Discontinued Operations” for further discussion.
The unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2018	December 31, 2017
RINs Obligation	$5.2	$59.1
Other	13.9	14.6
Total	$19.1	$73.7

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
The Company uses the inventory model to account for RINs, measuring acquired RINs at weighted-average cost. The cost of RINs used each period is charged to cost of sales with cash inflows and outflows recorded in the operating cash flow section of the unaudited condensed consolidated statements of cash flows. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RIN spot price. The Company recognizes an asset at the end of each reporting period in which it has generated RINs in excess of its RINs Obligation. The asset is initially recorded at cost at the time the Company acquires them and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of sales for the period in the unaudited condensed consolidated statements of operations. The value of RINs in excess of the RINs Obligation, if any, would be reflected in other current assets on the condensed consolidated balance sheets. RINs generated in excess of the Company’s current RINs Obligation may be sold or held to offset future RINs Obligations. Any such sales of excess RINs are recorded in cost of sales in the unaudited condensed consolidated statements of operations. The assets and liabilities associated with our RINs Obligation are considered recurring fair value measurements. See Note 7 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
Restricted Cash
The sale of the Superior Refinery resulted in restricted cash and was based upon the value of collateral under the Company’s debt agreements. Under the indentures governing the Company’s senior notes, proceeds from Asset Sales (as defined in the indentures) can only be used for, among other things, to repay, redeem or repurchase debt; to make certain acquisitions or investments; and to make capital expenditures.
New Accounting Pronouncements
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
As a result of adoption of ASU 2016-02, the Company anticipates it will recognize a right of use asset and lease liability on the adoption date. The Company plans to apply practical expedients provided in the standard that allow, amongst others, not to reassess contracts that commenced prior to the adoption. The Company also anticipates to elect a policy not to recognize right of use assets and lease liabilities related to short-term leases. The Company continues to evaluate its contracts and is gathering the necessary data to determine the financial impact of ASU 2016-02 on its consolidated financial statements and related disclosures. The Company is also evaluating its systems, processes, internal controls and technology requirements and solutions needed to comply with the requirements of this standard. While the Company cannot currently estimate the financial impact of ASU 2016-02 on its consolidated financial statements, the adoption is anticipated to result in an increase in both assets and liabilities related to its leases.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires that (i) equity investments in unconsolidated entities that are not accounted for under the equity method of accounting generally be measured at fair value with changes recognized in net income (loss) and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income (loss). Additionally, ASU 2016-01 changes the presentation and disclosure requirements for financial instruments. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The adoption of ASU 2016-01 did not have an impact on the Company’s consolidated financial statements.
On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue - Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all the related amendments to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact to our revenue recognition. See Note 3 - “Revenue Recognition” for further information.
3. Revenue Recognition
The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines the performance obligations, and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Products
The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, solvents, waxes, synthetic lubricants and other products which comprise the specialty products segment. The Company is also engaged in the production of fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and other products which comprise the fuel products segment.
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to variable consideration such as product returns, rebates or other discounts to determine the net consideration to which the Company expects to be entitled. The Company transfers control and recognizes revenue upon shipment to the customer or, in certain cases, upon receipt by the customer in accordance with contractual terms.
Excise and Sales Taxes
The Company excludes excise taxes and sales taxes that are collected from customers from the transaction price in its contracts with customers.  Accordingly, revenue from contracts with customers is net of sales-based taxes that are collected from customers and remitted to taxing authorities.
Shipping and Handling Costs
Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are included in transportation expense. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities rather than a separate distinct performance obligation.
Cost of Obtaining Contracts
The Company may incur incremental costs to obtain a sales contract, which under ASC 606 should be capitalized and amortized over the life of the contract. The Company has elected to apply the practical expedient in ASC 340-40-50-5 allowing the Company to expense these costs since the contracts are short-term in nature with a contract term of one year or less.

Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Three Months Ended March 31,
	2018	2017
Sales by major source
Standard specialty products	$253.8	$267.9
Packaged and synthetic specialty products	68.0	69.3
Total specialty products	$321.8	$337.2

Fuel and fuel related products	$395.5	$506.1
Asphalt	33.2	43.2
Total fuel products	$428.7	$549.3

Total sales	$750.5	$886.5
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; recognition generally occurs with the transfer of control at a point in time. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment is typically due in full between 30 days and 90 days of delivery or the start of the contract term, such that payment is typically collected 30 to 90 days subsequent to the satisfaction of performance obligations. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The expected costs associated with a product assurance warranty continues to be recognized as expense when products are sold. The Company does not offer promised services that could be considered warranties that are sold separately or provide a service in addition to assurance that the related product complies with agreed upon specifications. The Company establishes provisions based on the methods described in ASC 606 for estimated returns and warranties as variable consideration when determining the transaction price.
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables from contracts with customers as of March 31, 2018 and December 31, 2017 was $240.9 million and $265.4 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The Company’s product sales are short-term in nature with a contract term of one year or less. The Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Additionally, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
There were no material differences under ASC 606 compared to ASC 605 for the three months ended March 31, 2018.
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $8.6 million and $4.6 million lower as of March 31, 2018 and December 31, 2017, respectively.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 8 — “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively. The crude oil remains in the legal title of Macquarie and is stored in the Company’s refinery storage tanks governed by storage agreements. Legal title to the crude oil passes to the Company at the storage tank outlet for processing into refined products. After processing, Macquarie takes title to the refined products stored in the Company’s storage tanks until sold to third parties. While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement;

therefore, the inventories sold to Macquarie will continue to be included in the Company’s consolidated balance sheets until processed and sold to a third party. The Company is obligated to repurchase the inventory in certain scenarios.
Inventories consist of the following (in millions):

	March 31, 2018			December 31, 2017
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$39.5	$25.1	$64.6	$42.0	$17.6	$59.6
Work in process	42.3	24.9	67.2	34.4	23.7	58.1
Finished goods	138.7	54.5	193.2	139.4	57.3	196.7
	$220.5	$104.5	$325.0	$215.8	$98.6	$314.4

(1)	Amounts represent LIFO value and do not necessarily represent the value of product financing. Refer to Note 8 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the three months ended March 31, 2018 and March 31, 2017, the Company recorded decreases of $3.1 million and $5.4 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations due to the lower of cost or market (“LCM”) valuation.
5. Discontinued Operations
On November 21, 2017, Calumet Operating, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, completed the sale to a subsidiary of Q’Max Solutions Inc. (“Q’Max”) of all of the issued and outstanding membership interests in Anchor, for total consideration of approximately $88.4 million (subject to further post-closing adjustments) including a base price of $50.0 million, $13.0 million to be paid at various times over the next two years for net working capital and other items, and 10% equity ownership in Fluid Holding Corp. (“FHC”), the parent company of Q’Max (the “Anchor Transaction”). Effective in its fourth quarter of 2017, the Company classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services.
As of March 31, 2018 and December 31, 2017, the Company had a $14.5 million and a $15.1 million receivable respectively, in other accounts receivable in the consolidated balance sheet for the remaining payment of the base price and working capital. As of March 31, 2018 and December 31, 2017, the Company had a $6.5 million and a $7.1 million receivable, respectively, in other noncurrent assets, net in the consolidated balance sheet for the remaining payment of working capital.
The following table summarizes the results of discontinued operations for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Sales	$—	$50.9
Cost of sales	—	(40.9)
Selling	—	(11.2)
Other	(1.9)	(6.5)
Net loss from discontinued operations before income taxes	$(1.9)	$(7.7)
Income tax expense	—	—
Net loss from discontinued operations net of income taxes	$(1.9)	$(7.7)

6. Investment In Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates (in millions):

	March 31, 2018		December 31, 2017
	Investment	Percent Ownership	Investment	Percent Ownership
Pacific New Investment Limited	$9.7	23.8%	$9.6	23.8%
Fluid Holding Corp.	25.4	10.0%	25.4	10.0%
Total	$35.1		$35.0
Pacific New Investment Limited and Shandong Hi-Speed Hainan Development Co., Ltd.
In 2015, the Company and The Heritage Group (“Heritage Group”), a related party, formed Pacific New Investment Limited (“PACNIL”) for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). The Company invested $4.8 million in June 2016 and $4.8 million in October 2016. Through the Company’s ownership of an equity interest in PACNIL, the Company owned an equity interest of approximately 6.0% in Hi-Speed. The Company accounts for its ownership in PACNIL under the equity method of accounting. PACNIL formally notified Hi-Speed that it wishes to exit its investment in Hi-Speed. The Company and PACNIL believe they will fully recover their investment in Hi-Speed.
Fluid Holding Corp.
In connection with the Anchor Transaction, the Company received an investment in FHC as part of the total consideration for Anchor. FHC provides oilfield services and products to customers globally. The Company accounts for its ownership in FHC under the cost method of accounting.
Biosyn Holdings, LLC and Biosynthetic Technologies
In 2018, the Company and Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purpose of acquiring Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. The Company incurred approximately $4.0 million in related expenditures. The Company, through Biosyn, intends to explore a range of alternatives to maximize the value of the acquired intellectual property. This could include internal or external licensing or the sale of the technology for applications across a diverse portfolio of products and solutions in a variety of end-markets. The Company is designing a commercial scale test at its existing esters manufacturing plant in Missouri. The Company accounts for its ownership in Biosyn under the equity method of accounting.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled approximately $17.0 million as of March 31, 2018, of which $14.6 million was capitalized into the cost of the Company’s recently completed refinery expansion project and $2.4 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Great Falls refinery under the asset purchase agreement. On November 24, 2015, Holly and the sellers of the Great Falls refinery under the asset purchase agreement filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The first phase of the arbitration is scheduled for July 2018. In the event the Company is unsuccessful in the legal dispute with Holly, the Company will be responsible for the remediation expenses. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery; however, the costs cannot be estimated at this time. The Company believes at this time that these other costs it may incur will not be material to its financial position or results of operations.
Renewable Identification Numbers Obligation
In March 2018, the EPA granted the Company’s fuel products refineries a “small refinery exemption” under the RFS for the compliance year 2017, as provided for under the federal Clean Air Act, as amended (“CAA”). In granting those exemptions, the EPA in consultation with the Department of Energy determined that for the compliance year 2017, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries.
In February, 2017 and in May, 2017, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the compliance year 2016, as provided for under the CAA. In granting those exemptions, the EPA in consultation with the Department of Energy determined that for the compliance year 2016, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries.
The RINs exemption resulted in a decrease in the RINs Obligation and is charged to cost of sales in the unaudited condensed consolidated statement of operations with the exception of the March 31, 2018 portion related to the Superior Refinery which is charged to other (income) expense within operating income in the unaudited condensed consolidated statement of operations. As of March 31, 2018 and December 31, 2017, the Company had a RINs Obligation of $5.2 million and $59.1 million, respectively.
Occupational Health and Safety
The Company is subject to various laws and regulations relating to occupational health and safety, including the federal Occupational Safety and Health Act and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in the Company’s operations and that this information be provided to employees, contractors, state and local government authorities and customers. The Company maintains safety and training programs as part of its ongoing efforts to promote compliance with applicable laws and regulations. The Company conducts periodic audits of Process Safety Management (“PSM”) systems at each of its locations subject to the PSM standard. The Company’s compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of March 31, 2018 and December 31, 2017, the Company had outstanding standby letters of credit of $39.6 million and $67.3 million, respectively, under its revolving credit facility. Refer to Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2018 and December 31, 2017, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million and $600.0 million, respectively, which amount may be increased with the consent of the Agent (as defined in the revolving credit facility agreement) to 90% of revolver commitments then in effect ($600.0 million and $900.0 million at March 31, 2018 and December 31, 2017, respectively).
8. Inventory Financing Agreements
On March 31, 2017, the Company entered into several agreements with Macquarie to support the operations of the Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). The Great Falls Supply and Offtake Agreements expire on September 30, 2019. On July 27, 2017, the Company amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
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
For the three months ended March 31, 2018, the Company incurred $1.7 million for financing costs related to the Supply and Offtake Agreements and is included in interest expense in the Company’s unaudited condensed consolidated statements of operations. The Company incurred no financing costs for the three months ended March 31, 2017.
The Company has provided collateral of $4.2 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations under inventory financing agreements pursuant to a master netting agreement.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral inventory). The deferred amounts under the deferred payment arrangement will bear interest at a rate equal to LIBOR plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited condensed consolidated statements of cash flows. As of March 31, 2018 and December 31, 2017, the capacity of the Deferred Payment Arrangement was $15.9 million and $17.8 million, respectively, and the Company had $15.9 million and $11.3 million deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie advanced the Company an additional $5.0 million as of March 31, 2018.

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rate of 5.2% and 8.4% for the three months ended March 31, 2018 and year ended December 31, 2017, respectively.	$—	$0.2
Borrowings under 2021 Secured Notes, interest at a fixed rate of 11.5%, interest payments semiannually, borrowings due January 2021, effective interest rate of 12.3% for the three months ended March 31, 2018 and the year ended December 31, 2017.	400.0	400.0
Borrowings under 2021 Notes, interest at a fixed rate of 6.5%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for each the three months ended March 31, 2018 and the year ended December 31, 2017.	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for each the three months ended March 31, 2018 and the year ended December 31, 2017. (1)	351.9	352.1
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for each the three months ended March 31, 2018 and the year ended December 31, 2017.	325.0	325.0
Other	6.3	6.6
Capital lease obligations, at various interest rates, interest and principal payments monthly through November 2034.	43.7	44.0
Less unamortized debt issuance costs (2)	(26.4)	(25.9)
Less unamortized discounts	(9.1)	(9.7)
Total long-term debt	$1,991.4	$1,992.3
Less current portion of long-term debt (3)	392.6	354.1
	$1,598.8	$1,638.2

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $1.9 million and $2.1 million as of March 31, 2018 and December 31, 2017, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $23.6 million and $21.8 million at March 31, 2018 and December 31, 2017, respectively.

(3)
The Company redeemed all of the 2021 Secured Notes in April 2018. As a result of the redemptions, the 2021 Secured Notes less unamortized debt discount and unamortized debt issuance costs are classified in current portion of long-term debt in the unaudited condensed consolidated balance sheet as of March 31, 2018.

Senior Notes
11.50% Senior Secured Notes (the “2021 Secured Notes”)
On April 20, 2016, the Company issued and sold $400.0 million in aggregate principal amount of 11.50% Senior Secured Notes due January 15, 2021, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to eligible purchasers at a discounted price of 98.273 percent of par. Subject to certain exceptions, the 2021 Secured Notes were secured by a lien on all of the fixed assets that secure the Company’s obligations under its secured hedge agreements, including certain present and future real property, fixtures and equipment; all U.S. registered patents and patent license rights, trademarks and trademark license rights, copyrights and copyright license rights and trade secrets; chattel paper, documents and instruments; certain cash deposits in the property, plant and equipment proceeds account; certain books and records; and all accessions and proceeds of any of the foregoing. The Company received net proceeds of approximately $382.5 million net of discount, initial purchasers’ fees and estimated expenses, which it used to repay borrowings outstanding under its revolving credit facility and for general partnership purposes, including planned capital expenditures at its facilities and working capital. Interest on the 2021 Secured Notes was paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2016. The Company redeemed all of the 2021 Secured Notes in April 2018. See Note 14 - “Subsequent Events” for further discussion.

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
The indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt or, in the case of the 2021 Secured Notes, its unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021 Secured, 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2018, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 1.7 to 1.0. As of March 31, 2018, the Company was in compliance with all covenants under the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes.
Third Amended and Restated Senior Secured Revolving Credit Facility
On February 23, 2018, the Company entered into a third amended and restated senior secured revolving credit facility which provides maximum availability of credit under the revolving credit facility of $600.0 million, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. The revolving credit facility includes a $25.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility limited by a FILO borrowing base calculation. The FILO commitment reduces ratably each quarter starting in November 2019 and ending in August 2021. The reductions in FILO commitments covert to revolving credit facility base commitments over the same period. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash. The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, matures in February 2023 and bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. The margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter as follows:

	Base Loans		FILO Loans
Quarterly Average Availability Percentage	Prime Rate Margin	LIBOR Rate Margin	Prime Rate Margin	LIBOR Rate Margin
≥ 66%	0.50%	1.50%	1.50%	2.50%
≥ 33% and < 66%	0.75%	1.75%	1.75%	2.75%
< 33%	1.00%	2.00%	2.00%	3.00%
As of March 31, 2018, the margin was 50 basis points for prime rate based revolver loans, 150 basis points for LIBOR based revolver loans, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans. In addition, if the Leverage Ratio (as defined in the revolving credit facility agreement) is less than 5.5 to 1.0 for any four fiscal quarter period ending on or after August 23, 2018, then, after such fiscal quarter, the margins otherwise applicable will be reduced by 25 basis points. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.

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
In addition, the revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant: if the availability of loans under the revolving credit facility falls below the sum of the amount of FILO Loans outstanding plus the greater of (i) 10% of the Borrowing Base (as defined in the revolving credit facility agreement) and (ii) $35 million (which amount is subject to increase in proportion to revolving commitment increases), the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit facility agreement) of at least 1.0 to 1.0. As of March 31, 2018, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of March 31, 2018, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2018	$403.4
2019	2.8
2020	2.4
2021	903.3
2022	351.2
Thereafter	361.9
Total	$2,025.0
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

The Company is obligated to repurchase crude oil and refined products from Macquarie at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for this embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statement of operations.
The Company recognizes all derivative instruments at their fair values (see Note 11 - “Fair Value Measurements”) as either current assets or current liabilities in the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes.
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2018			December 31, 2017
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	Derivative assets	$—	$—	$—	$0.3	$(0.3)	$—
Crude oil percentage basis swaps	Derivative assets	0.5	(0.4)	0.1	—	—	—
Diesel percentage basis crack spread swap	Derivative assets	0.3	(0.4)	(0.1)	—	—	—
Total derivative instruments		$0.8	$(0.8)	$—	$0.3	$(0.3)	$—
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2018			December 31, 2017
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(8.3)	$—	$(8.3)	$(4.4)	$—	$(4.4)
Crude oil swaps	Derivative liabilities	—	—	—	—	0.3	0.3
Crude oil percentage basis swaps	Derivative liabilities	(0.2)	0.4	0.2	—	—	—
Gasoline swaps	Derivative liabilities	—	—	—	(0.2)	—	(0.2)
Gasoline crack spread swaps	Derivative liabilities	—	—	—	(1.8)	—	(1.8)
Diesel swaps	Derivative liabilities	—	—	—	(0.2)	—	(0.2)
Diesel crack spread swaps	Derivative liabilities	—	—	—	(4.1)	—	(4.1)
Diesel percentage basis crack spread swaps	Derivative liabilities	(0.7)	0.4	(0.3)	—	—	—
Total derivative instruments		$(9.2)	$0.8	$(8.4)	$(10.7)	$0.3	$(10.4)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of March 31, 2018, the Company had one counterparty in which the derivatives held were net assets of an immaterial amount. As of December 31, 2017, the Company had no counterparty in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of March 31, 2018 or December 31, 2017. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of March 31, 2018 and December 31, 2017, the Company had provided no collateral to its counterparties.
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
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes as they were not entered into simultaneously with a corresponding NYMEX WTI derivative contract. Additionally, the Company has entered into gasoline swaps, diesel swaps and certain other crude oil swaps that do not qualify as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the Company’s crude oil and natural gas purchases and gasoline and diesel sales.
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Loss Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Specialty products segment:
Natural gas swaps	$—	$(0.7)	$—	$(0.9)
Fuel products segment:
Inventory financing obligation	—	—	(4.0)	—
Crude oil swaps	—	(0.4)	(0.3)	(3.1)
Crude oil basis swaps	—	(0.9)	—	6.1
Crude oil percentage basis swaps	—	(0.1)	0.3	1.0
Gasoline swaps	—	—	0.2	—
Gasoline crack spread swaps	(1.0)	(1.6)	1.8	4.8
2/1/1 crack spread swaps	—	(0.9)	—	—
Diesel swaps	—	—	0.2	—
Diesel crack spread swaps	(1.1)	(0.3)	4.2	2.7
Diesel percentage basis crack spread swaps	—	—	(0.4)	—
Total	$(2.1)	$(4.9)	$2.0	$10.6
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
Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At March 31, 2018, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	180,000	2,000	65.25%
Second Quarter 2019	182,000	2,000	65.25%
Third Quarter 2019	184,000	2,000	65.25%
Fourth Quarter 2019	184,000	2,000	65.25%
Total	730,000
Average percentage			65.25%

Gasoline Crack Spread Swap Contracts
At December 31, 2017, the Company had the following derivatives related to gasoline crack spread sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	826,000	9,178	$12.27
Total	826,000
Average price			$12.27
Gasoline Swap Contracts
At December 31, 2017, the Company had the following derivatives related to gasoline swap sales in its fuel products segment, none of which are designated as hedges:

Gasoline Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	14,000	156	$61.35
Total	14,000
Average price			$61.35
Diesel Crack Spread Swap Contracts
At December 31, 2017, the Company had the following derivatives related to diesel crack spread sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	826,000	9,178	$17.58
Total	826,000
Average price			$17.58
Diesel Swap Contracts
At December 31, 2017, the Company had the following derivatives related to diesel swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2018	14,000	156	$66.35
Total	14,000
Average price			$66.35
Diesel Percentage Basis Crack Spread Swap Contracts
The Company has entered into crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. At March 31, 2018, the Company had the following derivatives related to diesel percent basis crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	180,000	2,000	137.28%
Second Quarter 2019	182,000	2,000	137.28%
Third Quarter 2019	184,000	2,000	137.28%
Fourth Quarter 2019	184,000	2,000	137.28%
Total	730,000
Average percentage			137.28%

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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at March 31, 2018, the Company’s net assets and liabilities were impacted by an immaterial amount. As a result of applying the CVA at December 31, 2017, the Company’s net liabilities were reduced by an immaterial amount.
Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the counterparties and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. See Note 10 - “Derivatives” for further information on derivative instruments.
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2018, the Company’s investments associated with its pension plan primarily consisted of mutual funds. The mutual funds are valued at the net asset value (“NAV”) of shares in each fund held by the Pension Plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (approximately 10 business days), if requested.
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

Renewable Identification Numbers Obligation
The Company’s RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. See Note 7 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Diesel percentage basis crack spread swaps	$—	$—	$(0.1)	$(0.1)	$—	$—	$—	$—
Crude oil percentage basis swaps	—	—	0.1	0.1	—	—	—	—
Total derivative assets	—	—	—	—	—	—	—	—
Pension plan investments	0.1	—	—	0.1	0.2	—	—	0.2
Total recurring assets at fair value	$0.1	$—	$—	$0.1	$0.2	$—	$—	$0.2
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(8.3)	$(8.3)	$—	$—	$(4.4)	$(4.4)
Crude oil swaps	—	—	—	—	—	—	0.3	0.3
Crude oil percentage basis swaps	—	—	0.2	0.2	—	—	—	—
Gasoline swaps	—	—	—	—	—	—	(0.2)	(0.2)
Gasoline crack spread swaps	—	—	—	—	—	—	(1.8)	(1.8)
Diesel swaps	—	—	—	—	—	—	(0.2)	(0.2)
Diesel crack spread swaps	—	—	—	—	—	—	(4.1)	(4.1)
Diesel percentage basis crack spread swaps	—	—	(0.3)	(0.3)	—	—	—	—
Total derivative liabilities	—	—	(8.4)	(8.4)	—	—	(10.4)	(10.4)
RINs Obligation	—	(5.2)	—	(5.2)	—	(59.1)	—	(59.1)
Liability Awards	(8.6)	—	—	(8.6)	(5.6)	—	—	(5.6)
Total recurring liabilities at fair value	$(8.6)	$(5.2)	$(8.4)	$(22.2)	$(5.6)	$(59.1)	$(10.4)	$(75.1)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Three Months Ended March 31,
	2018	2017
Fair value at January 1,	$(10.4)	$(14.0)
Realized loss on derivative instruments	2.1	4.9
Unrealized gain on derivative instruments	2.0	10.6
Settlements	(2.1)	(4.9)
Fair value at March 31,	$(8.4)	$(3.4)
Total gain included in net loss attributable to changes in unrealized gain relating to financial assets and liabilities held as of March 31,	$2.0	$10.6
All settlements from derivative instruments not designated as hedges are recorded in gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. See Note 10 - “Derivatives” for further information on derivative instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition.

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
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property, plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.
Estimated Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash
The carrying value of cash, cash equivalents and restricted cash is each considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at March 31, 2018 and December 31, 2017, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior secured notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility, capital lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 9 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		March 31, 2018		December 31, 2017
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,547.0	$1,557.4	$1,576.5	$1,556.4
Senior notes	2	$446.6	$388.5	$456.4	$387.6
Revolving credit facility	3	$—	$—	$0.2	$0.2
Capital lease and other obligations	3	$50.0	$50.0	$50.6	$50.6

12. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss) from continuing operations	$(2.9)	$1.5
Less:
General partner’s interest in net income (loss) from continuing operations	(0.1)	—
Net income (loss) from continuing operations available to limited partners	$(2.8)	$1.5
Net loss from discontinued operations available to limited partners	(1.9)	(7.6)
Net loss available to limited partners	$(4.7)	$(6.1)

Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	78,045,360	77,412,634
Effect of dilutive securities:
Incremental Units	—	847,275
Diluted weighted average limited partner units outstanding (1)	78,045,360	78,259,909
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$(0.04)	$0.02
From discontinued operations	(0.02)	(0.10)
Limited partners’ interest	$(0.06)	$(0.08)

(1)	Total diluted weighted average limited partner units outstanding excludes 0.2 million for the three months ended March 31, 2018, consisting of unvested phantom units.
13. Segments and Related Information
a. Segment Reporting
The Company manages its business in two operating segments, which are grouped on the basis of similar product, market and operating factors into the following reportable segments:

•
Specialty Products. The specialty products segment is our core business which produces a variety of lubricating oils, solvents, waxes, synthetic lubricants and other products which are sold to customers who purchase these products primarily as raw material components for basic automotive, industrial and consumer goods. Specialty products also include synthetic lubricants used in manufacturing, mining and automotive applications.

•
Fuel Products. The fuel products segment produces primarily gasoline, diesel, jet fuel, asphalt and other products which are primarily sold to customers located in the PADD 2 and PADD 4 areas within the U.S.

Prior to the sale of Anchor, as disclosed in Note 5 - “Discontinued Operations”, the Company reported an oilfield services segment, which was solely comprised of Anchor. As a result of Anchor’s classification as a discontinued operation, the Company has removed the oilfield services segment.
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s 2017 Annual Report, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as: (1) net income (loss); plus (2)(a) interest expense (including debt issuance and extinguishment costs); (b) income taxes; (c) depreciation and amortization; (d) impairment; (e) unrealized losses from mark to market accounting for hedging activities; (f) realized gains under derivative instruments excluded from the determination of net income (loss); (g) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (h) debt refinancing fees, premiums and penalties; (i) any net loss realized in connection with an asset sale that was deducted in computing net income (loss) and (j) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.
Reportable segment information is as follows (in millions):

Three Months Ended March 31, 2018	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$321.8	$428.7	$750.5	$—	$750.5
Intersegment sales	—	9.8	9.8	(9.8)	—
Total sales	$321.8	$438.5	$760.3	$(9.8)	$750.5
Loss from unconsolidated affiliates	$(3.7)	$—	$(3.7)	$—	$(3.7)
Adjusted EBITDA	$37.7	$38.7	$76.4	$—	$76.4
Reconciling items to net loss:
Depreciation and amortization	14.3	18.7	33.0	—	33.0
Unrealized gain on derivatives					(2.0)
Interest expense					45.2
Debt extinguishment costs					0.6
Equity based compensation and other items					2.7
Income tax benefit					(0.2)
Net loss from continuing operations					$(2.9)

Three Months Ended March 31, 2017	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$337.2	$549.3	$886.5	$—	$886.5
Intersegment sales	0.1	15.2	15.3	(15.3)	—
Total sales	$337.3	$564.5	$901.8	$(15.3)	$886.5
Adjusted EBITDA	$45.6	$36.8	$82.4	$—	$82.4
Reconciling items to net income:
Depreciation and amortization	17.0	27.5	44.5	—	44.5
Impairment charges	0.4	—	0.4	—	0.4
Unrealized gain on derivatives					(10.6)
Interest expense					43.9
Equity based compensation and other items					2.8
Income tax benefit					(0.1)
Net income from continuing operations					$1.5
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three months ended March 31, 2018 and 2017. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, synthetic lubricants and other products. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt and other products. The following table sets forth the major product category sales for each segment (dollars in millions):

	Three Months Ended March 31,
	2018		2017
Specialty products:
Lubricating oils	$136.2	18.1%	$151.3	17.1%
Solvents	72.0	9.6%	67.5	7.6%
Waxes	29.6	3.9%	31.0	3.5%
Packaged and synthetic specialty products	68.0	9.1%	69.3	7.8%
Other	16.0	2.1%	18.1	2.0%
Total	$321.8	42.8%	$337.2	38.0%
Fuel products:
Gasoline	$161.3	21.5%	$228.2	25.7%
Diesel	173.3	23.1%	206.8	23.3%
Jet fuel	29.9	4.0%	37.6	4.3%
Asphalt, heavy fuel oils and other	64.2	8.6%	76.7	8.7%
Total	$428.7	57.2%	$549.3	62.0%
Consolidated sales	$750.5	100.0%	$886.5	100.0%
d. Major Customers
During the three months ended March 31, 2018 and 2017, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the three months ended March 31, 2018 and 2017, the Company had two suppliers that supplied approximately 60.2% and 66.2%, respectively, of its crude oil supply.
14. Subsequent Events
On April 9, 2018, the Company redeemed all of the 2021 Secured Notes. The holders received a redemption price of 100.0% of the principal amount of the 2021 Secured Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date, plus a Make Whole Premium (as defined in the Indenture, dated April 20, 2016, governing the 2021 Secured Notes). In conjunction with the redemption, the Company incurred debt extinguishment costs of $58.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2018 and 2017. In addition, as discussed in Note 1 and Note 5 to the Unaudited Condensed Consolidated Financial Statements, we closed the Superior Transaction and the Anchor Transaction on November 8, 2017 and November 21, 2017, respectively. The historical results of operations of the Superior Refinery are contained in our financial position and results through November 7, 2017. As a result of the Anchor Transaction, we classified its results of operations and the assets and liabilities of Anchor for all periods presented to reflect Anchor as a discontinued operation. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2017 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas, New Jersey and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of specialty and fuel products, throughout the United States (“U.S.”). Our business is organized into two segments: our core specialty products segment as well as our fuel products segment. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes, synthetic lubricants, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, TruFuel and Quantum brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and other products, and from time to time resell purchased crude oil to third-party customers.
First Quarter 2018 Update
Outlook and Trends
Commodity markets and corresponding fluctuations in product margins have been mixed during the three months ended March 31, 2018; the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil increased in the first quarter of 2018 as compared to the fourth quarter of 2017. We expect volatility to continue for the remainder of 2018. Below are factors that have impacted or may impact our results of operations during 2018:

•
Gasoline margins are expected to increase in response to the higher domestic demand associated with the summer driving season. Diesel margins have been positively impacted by decreases in supply and are expected to be stable.

•
Environmental regulations continue to affect our margins in the form of the cost of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. The 35.0% decrease in the price of RINs during the first quarter 2018 favorably affected our results of operations. It is not possible to predict what future RINs volumes or costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (inclusive of the favorable impact of exemptions received), assuming current market prices for RINs continue.

•	Asphalt demand is expected to increase due to the seasonality of the road construction and roofing industries, which have shown increased demand in prior years.

•
Canadian heavy sour crude oil discounts are expected to remain wide over the long term as sour crude oil remains oversupplied. Sweet crude oil discounts are expected to widen for on-shore domestic sweet crude oil production especially for the crude oils facing transportation constraints such as Midland WTI. Processing heavy sour crude oil in our refining system results in a lower overall delivered cost of crude oil.

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
Financial Results
We reported a net loss from continuing operations of $2.9 million in the first quarter 2018, versus net income from continuing operations of $1.5 million in the first quarter 2017. We reported Adjusted EBITDA from continuing operations (as defined in “Non-GAAP Financial Measures”) of $76.4 million in the first quarter 2018, versus $82.4 million in the first quarter 2017. We used cash in continuing operations of $19.1 million in the first quarter 2018, versus $34.7 million in the first quarter 2017. Our continuing operations $2.9 million net loss and Adjusted EBITDA of $76.4 million for the first quarter 2018 included, but was not limited to, the following (1) the impact of a favorable lower of cost or market (“LCM”) inventory adjustment of $3.1 million; (2) $3.7 million of expenses related to our enterprise resource planning (“ERP”) system; (3) $2.1 million of realized hedging losses; and (4) $4.0 million in net acquisition costs.
Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP.
Commodity markets remained volatile in the first quarter 2018, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil increased over 21.0% in the first quarter 2018, when compared to the prior year period. In the first quarter 2018, the average price differential per barrel between Western Canadian Select (“WCS”) crude oil and NYMEX WTI averaged $26 per barrel below NYMEX WTI, versus $13 per barrel below NYMEX WTI in the first quarter 2017. Given our access to cost advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade over time. In the first quarter 2018, we processed 23,400 bpd of heavy Canadian crude oil, versus 36,800 bpd in the first quarter 2017, of which 20,400 was processed at the Great Falls refinery.
Specialty products segment Adjusted EBITDA was $37.7 million in the first quarter 2018, versus $45.6 million in the first quarter 2017. Specialty products first quarter 2018 segment Adjusted EBITDA was impacted by rising feedstock costs, decreased sales volume as a result of turnaround activities at the Shreveport refinery and certain third party processing facilities and $4.0 million of acquisition costs related to Biosynthetic Technologies, LLC (“Biosynthetic Technologies”). First quarter 2018 results were impacted by a $2.2 million favorable LCM inventory adjustment.
Fuel products segment Adjusted EBITDA was $38.7 million during the first quarter 2018, versus $36.8 million in the first quarter 2017, due primarily to a year-over-year increase in benchmark refined products margins and a widening in the WCS differential to NYMEX WTI, partially offset by decreased sales volume as a result of the sale of the refinery in Superior, Wisconsin (“Superior Refinery”) in November 2017, impacts related to turnaround activities at the Shreveport refinery and maintenance activities. First quarter 2018 results were impacted by a $0.9 million favorable LCM inventory adjustment.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the U.S. Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing two barrels of crude oil into one barrel of gasoline and one barrel of ultra-low sulfur diesel fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the first quarter 2018, the Gulf Coast crack spread averaged approximately $16 per barrel compared to approximately $14 per barrel in the prior year period, an approximate 14% increase. The Gulf Coast ULSD crack spread averaged approximately $18 per barrel during the first quarter 2018, compared to approximately $14 per barrel in the prior year period. The Gulf Coast gasoline crack spread averaged approximately $13 per barrel during the first quarter 2018, compared to approximately $13 per barrel in the prior year period.
In 2017, we implemented the first phase of our new ERP software system, to provide better information and enable us to manage our business operations more effectively, including processing sales orders and invoicing, inventory control, purchasing and supply chain management and financial reporting. However, the implementation of our ERP system resulted in operating and reporting disruptions, including limitations on our ability to ship product and bill customers, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. During the three months ended March 31, 2018, we incurred approximately $3.7 million of expenses related to the ERP implementation. A majority of the expenses were associated with stabilizing the ERP system. We expect that we will continue to incur costs related to our ERP system for the remainder of 2018 as we stabilize the system and then embark on a number of enhancements to achieve the expected results for the implementation.

Liquidity Update
As of March 31, 2018, we had total liquidity of $458.4 million comprised of $146.6 million of unrestricted cash and availability under our revolving credit facility of $311.8 million. As of March 31, 2018, we had a $351.4 million borrowing base, $39.6 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.
On February 23, 2018, we entered into a $600.0 million amended and restated senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million.
On April 9, 2018, we redeemed all of the 2021 Secured Notes. The holders received a redemption price of 100.0% of the principal amount of the 2021 Secured Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date, plus a Make Whole Premium (as defined in the Indenture, dated April 20, 2016, governing the 2021 Secured Notes). In conjunction with the redemption, we incurred debt extinguishment costs of $58.1 million.
Renewable Fuel Standard Update
Along with the broader refining industry, we remain subject to compliance costs under the Renewable Fuel Standard (“RFS”). Under the regulation of the U.S. Environmental Protection Agency (“EPA”), the RFS provides annual requirements for the total volume of renewable fuels which are mandated to be blended into finished transportation fuels. If a refiner does not meet its required annual Renewable Volume Obligation, the refiner can purchase blending credits in the open market, referred to as RINs.
During the first quarter 2018, we recognized a RINs gain of $43.7 million, compared to a gain of $47.6 million, for the first quarter 2017. For the full-year 2018, we anticipate our gross RINs obligation will decrease to 85 million RINs, given the recent divestiture of the Superior Refinery. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full-year 2018. The gross RINs obligations exclude the potential for any subsequent hardship waivers.
In March 2018, the EPA granted our fuel products refineries a “small refinery exemption” under the RFS for the compliance year 2017, as provided for under the CAA. In granting those exemptions, the EPA in consultation with the Department of Energy determined that for the compliance year 2017, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries. The RINs exemption resulted in a decrease in the RINs Obligation and is charged to cost of sales in the unaudited condensed consolidated statement of operations with the exception of the March 31, 2018 portion related to the Superior Refinery which is charged to other (income) expense within operating income in the unaudited condensed consolidated statement of operations.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue.
2018 Capital Spending Forecast
We estimate our capital expenditures will be between $80 million and $90 million in 2018.
Key Performance Measures
Our sales and net income are principally affected by the price of crude oil, demand for specialty products and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. We monitor these risks and enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” and Note 10 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”
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
Our fuel products segment gross profit per barrel may differ from standard U.S. Gulf Coast, PADD 4 Billings, Montana or 3/2/1 and 2/1/1 market crack spreads due to many factors, including our fuel products mix as shown in our production table being different than the ratios used to calculate such market crack spreads, LCM inventory adjustments reflected in gross profit, operating costs including fixed costs, actual crude oil costs differing from market indices and our local market pricing differentials for fuel products in the Shreveport, Louisiana, San Antonio, Texas, and Great Falls, Montana vicinities as compared to U.S. Gulf Coast and PADD 4 Billings, Montana postings.
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

Results of Operations for the Three Months Ended March 31, 2018 and 2017
Production Volume. The following table sets forth information about our combined operations from continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended March 31,
	2018	2017	% Change
	(In bpd)
Total sales volume (1)	88,033	129,856	(32.2)%
Total feedstock runs (2)	84,492	132,165	(36.1)%
Facility production: (3)
Specialty products:
Lubricating oils	10,031	15,160	(33.8)%
Solvents	7,984	7,345	8.7%
Waxes	1,239	1,477	(16.1)%
Packaged and synthetic specialty products (4)	2,438	2,566	(5.0)%
Other	1,706	2,048	(16.7)%
Total	23,398	28,596	(18.2)%
Fuel products:
Gasoline	17,848	37,568	(52.5)%
Diesel	23,049	33,011	(30.2)%
Jet fuel	3,747	6,763	(44.6)%
Asphalt, heavy fuels and other	16,929	29,413	(42.4)%
Total	61,573	106,755	(42.3)%
Total facility production (3)	84,971	135,351	(37.2)%
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

The decrease in total sales volume for the three months ended March 31, 2018, as compared to the same period in 2017, is due primarily to the divestiture of the Superior Refinery in November 2017, turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The decrease in total feedstock runs for the three months ended March 31, 2018, as compared to the same period in 2017, is due primarily to the divestiture of the Superior refinery in November 2017, turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities.

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

The change in total facility production for the three months ended March 31, 2018, as compared to the same period in 2017, is due primarily to the operational items discussed above in footnote 2.

(4)	Represents production of branded and packaged specialty products including the products from the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Sales	$750.5	$886.5
Cost of sales	637.3	757.0
Gross profit	113.2	129.5
Operating costs and expenses:
Selling	14.7	16.3
General and administrative	40.6	30.6
Transportation	30.3	35.7
Taxes other than income taxes	1.9	5.2
Asset impairment	—	0.4
Other (income) expense	(15.6)	1.9
Operating income	41.3	39.4
Other income (expense):
Interest expense	(45.2)	(43.9)
Debt extinguishment costs	(0.6)	—
Gain (loss) on derivative instruments	(0.1)	5.7
Other income	1.5	0.2
Total other expense	(44.4)	(38.0)
Net income (loss) from continuing operations before income taxes	(3.1)	1.4
Income tax benefit from continuing operations	(0.2)	(0.1)
Net income (loss) from continuing operations	$(2.9)	$1.5
Net loss from discontinued operations, net of tax	$(1.9)	$(7.7)
Net loss	$(4.8)	$(6.2)
EBITDA	$69.9	$78.7
Adjusted EBITDA	$75.0	$78.7
Distributable Cash Flow	$23.0	$31.5
Non-GAAP Financial Measures
We include in this Quarterly Report the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. We provide reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net loss, our most directly comparable financial performance measure. We also provide a reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash used in operating activities, our most directly comparable liquidity measure. Both Net loss and Net cash used in operating activities are calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
We define Adjusted EBITDA for any period as: (1) net income (loss); plus (2)(a) interest expense (including debt issuance and extinguishment costs); (b) income taxes; (c) depreciation and amortization; (d) impairment; (e) unrealized losses from mark to market accounting for hedging activities; (f) realized gains under derivative instruments excluded from the determination of net income (loss); (g) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (h) debt refinancing fees, premiums and penalties; (i)  any net loss realized in connection with an asset sale that was deducted in computing net income and (j) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense; minus (3)(a) unrealized gains from mark to market accounting for hedging activities; (b) realized losses under derivative instruments excluded from the determination of net income (loss) and (c) other non-recurring expenses and unrealized items that reduced net income (loss) for a prior period, but represent a cash item in the current period.
We define Distributable Cash Flow for any period as Adjusted EBITDA less replacement and environmental capital expenditures, turnaround costs, cash interest expense (consolidated interest expense less non-cash interest expense), income (loss) from unconsolidated affiliates, net of cash distributions and income tax expense (benefit).
The definition of Adjusted EBITDA presented in this Quarterly Report is consistent with the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2021 Secured, 2021, 2022 and 2023 Notes (as defined in this Quarterly Report). We are required to report Consolidated Cash Flow to the holders of our 2021 Secured, 2021, 2022 and 2023 Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.
EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to Net loss, Operating income, Net cash used in operating activities or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA and Distributable Cash Flow, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA and Distributable Cash Flow are only three of several measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA and Distributable Cash Flow in the same manner.
The following tables present a reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow; Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash used in operating activities; and Segment Adjusted EBITDA to EBITDA and Net loss our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(4.8)	$(6.2)
Add:
Interest expense	45.2	43.9
Depreciation and amortization	29.7	41.1
Income tax benefit	(0.2)	(0.1)
EBITDA	$69.9	$78.7
Add:
Unrealized gain on derivative instruments	$(2.0)	$(10.6)
Amortization of turnaround costs	3.3	7.4
Impairment charges	—	0.4
Debt extinguishment costs	0.6	—
Equity based compensation and other items	3.2	2.8
Adjusted EBITDA	$75.0	$78.7
Less:
Replacement and environmental capital expenditures (1)	$6.6	$5.3
Cash interest expense (2)	42.5	41.6
Turnaround costs	6.8	0.5
Loss from unconsolidated affiliates	(3.7)	(0.1)
Income tax benefit	(0.2)	(0.1)
Distributable Cash Flow	$23.0	$31.5

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash used in operating activities:
Distributable Cash Flow	$23.0	$31.5
Add:
Replacement and environmental capital expenditures (1)	6.6	5.3
Cash interest expense (2)	42.5	41.6
Turnaround costs	6.8	0.5
Loss from unconsolidated affiliates	(3.7)	(0.1)
Income tax benefit	(0.2)	(0.1)
Adjusted EBITDA	$75.0	$78.7
Less:
Unrealized gain on derivative instruments	$(2.0)	$(10.6)
Amortization of turnaround costs	3.3	7.4
Impairment charges	—	0.4
Debt extinguishment costs	0.6	—
Equity based compensation and other items	3.2	2.8
EBITDA	$69.9	$78.7
Add:
Unrealized gain on derivative instruments	$(2.0)	$(10.6)
Cash interest expense (2)	(42.5)	(41.6)
Asset impairment	—	0.4
Equity based compensation	1.1	1.5
Lower of cost or market inventory adjustment	(3.1)	(4.0)
Loss from unconsolidated affiliates	3.7	0.1
Amortization of turnaround costs	3.3	7.4
Non-cash debt extinguishment costs	0.6	—
Income tax benefit	0.2	0.1
Changes in assets and liabilities:
Accounts receivable	44.0	(7.6)
Inventories	(7.5)	(46.2)
Other current assets	(8.5)	(4.0)
Derivative activity	(0.1)	(0.1)
Turnaround costs	(6.8)	(0.5)
Other assets	—	(0.2)
Accounts payable	(9.3)	21.7
Accrued interest payable	1.6	2.6
Other current liabilities	(67.6)	(41.1)
Other	3.9	2.7
Net cash used in operating activities	$(19.1)	$(40.7)

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net loss:
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$37.7	$45.6
Fuel products Adjusted EBITDA	38.7	36.8
Discontinued operations Adjusted EBITDA	(1.4)	(3.7)
Total segment Adjusted EBITDA	$75.0	$78.7
Less:
Unrealized gain on derivative instruments	$(2.0)	$(10.6)
Amortization of turnaround costs	3.3	7.4
Impairment charges	—	0.4
Debt extinguishment costs	0.6	—
Equity based compensation and other items	3.2	2.8
EBITDA	$69.9	$78.7
Less:
Interest expense	$45.2	$43.9
Depreciation and amortization	29.7	41.1
Income tax benefit	(0.2)	(0.1)
Net loss	$(4.8)	$(6.2)

Changes in Results of Operations for the Three Months Ended March 31, 2018 and 2017
Sales. Sales from continuing operations decreased $136.0 million, or 15.3%, to $750.5 million in the three months ended March 31, 2018, from $886.5 million in the same period in 2017. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2018	2017	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$136.2	$151.3	(10.0)%
Solvents	72.0	67.5	6.7%
Waxes	29.6	31.0	(4.5)%
Packaged and synthetic specialty products (1)	68.0	69.3	(1.9)%
Other (2)	16.0	18.1	(11.6)%
Total specialty products	$321.8	$337.2	(4.6)%
Total specialty products sales volume (in barrels)	2,102,000	2,584,000	(18.7)%
Average specialty products sales price per barrel	$153.09	$130.50	17.3%

Fuel products:
Gasoline	$161.3	$228.2	(29.3)%
Diesel	173.3	206.8	(16.2)%
Jet fuel	29.9	37.6	(20.5)%
Asphalt, heavy fuel oils and other (3)	64.2	76.7	(16.3)%
Total fuel products	$428.7	$549.3	(22.0)%
Total fuel products sales volume (in barrels)	5,821,000	9,103,000	(36.1)%
Average fuel products sales price per barrel	$73.65	$60.34	22.1%

Total sales	$750.5	$886.5	(15.3)%
Total specialty and fuel products sales volume (in barrels)	7,923,000	11,687,000	(32.2)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $15.4 million decrease in specialty products segment sales for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were as follows:

Dollar Change
(In millions)
Volume	$(62.8)
Sales price	47.4
Total specialty products segment sales decrease	$(15.4)
Specialty products segment sales decreased $15.4 million period over period, or 4.6%, primarily due to a decrease in sales volume, partially offset by an increase in the average selling price per barrel. Sales increased $47.4 million compared to the first quarter 2017 due to a 17.3% increase in the average selling price per barrel primarily as a result of higher average selling prices in most product lines due to market conditions, while the average cost of crude oil per barrel increased 22.5%. The decrease in sales volume was due primarily to turnaround activities at the Shreveport refinery and certain third-party processing facilities.

The components of the $120.6 million decrease in fuel products segment sales for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were as follows:

Dollar Change
(In millions)
Divestiture impact	$(170.4)
Volume	(21.4)
Sales price	71.2
Total fuel products segment sales decrease	$(120.6)
Fuel products segment sales decreased $120.6 million period over period, or 22.0%, primarily due to the sale of the Superior Refinery in November 2017 and decreased sales volume, partially offset by an increase in the average selling price per barrel. The average selling price per barrel increased $13.31, or 22.1%, resulting in a $71.2 million increase in sales, compared to a 21.0% increase in the average cost of crude oil per barrel. The increase in the average selling price per barrel was primarily due to market conditions. Sales volume decreased 36.1% primarily due to turnaround activities at the Shreveport refinery and maintenance activities.
Gross Profit. Gross profit from continuing operations decreased $16.3 million, or 12.6%, to $113.2 million in the three months ended March 31, 2018, from $129.5 million in the same period in 2017. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended March 31,
	2018	2017	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$69.6	$82.3	(15.4)%
Percentage of sales	21.6%	24.4%
Specialty products gross profit per barrel	$33.11	$31.85	4.0%
Fuel products:
Gross profit	$43.6	$47.2	(7.6)%
Percentage of sales	10.2%	8.6%
Fuel products gross profit per barrel	$7.49	$5.19	44.3%
Total gross profit	$113.2	$129.5	(12.6)%
Percentage of sales	15.1%	14.6%
The components of the $12.7 million decrease in specialty products segment gross profit for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2017 reported gross profit	$82.3
Cost of materials	(32.0)
Volume	(24.9)
Operating costs	(2.7)
LCM inventory adjustment	(0.5)
Sales price	47.4
Three months ended March 31, 2018 reported gross profit	$69.6
The decrease in specialty products segment gross profit of $12.7 million for the three months ended March 31, 2018, as compared to the same period in 2017, was due primarily to increased cost of materials, decreased sales volume and increased operating costs, partially offset by an increase in the average selling price per barrel. Sales price and cost of materials, net, increased gross profit by $15.4 million, as the average selling price per barrel increased $22.59 compared to an increase of approximately $12.00 in the average cost of crude oil per barrel. The decrease in sales volume was due primarily to turnaround activities at the Shreveport refinery and certain third-party processing facilities. The increase in operating costs was primarily due to increased repairs and maintenance, partially offset by decreased depreciation and amortization.

The components of the $3.6 million decrease in fuel products segment gross profit for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2017 reported gross profit	$47.2
Cost of materials	(53.6)
Divestiture impact	(18.9)
Volume	(3.6)
Operating Costs	(0.7)
RINs expense	(0.4)
Sales price	71.2
LCM inventory adjustment	2.4
Three months ended March 31, 2018 reported gross profit	$43.6
The decrease in fuel products segment gross profit of $3.6 million for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the sale of the Superior Refinery in November 2017, decreased sales volume and increased operating costs, partially offset by widening crack spreads and a $2.4 million decrease in the unfavorable LCM inventory adjustment. During the first quarter 2018 period, the average cost of crude oil per barrel increased 21.0% and the average selling price per barrel increased by 22.1%. The increase in operating costs was primarily due to increased repairs and maintenance, partially offset by decreased wages and benefits and decreased depreciation and amortization. The decrease in sales volume was due primarily to turnaround activities at the Shreveport refinery and maintenance activities.
Selling. Selling expenses from continuing operations decreased $1.6 million, or 9.8%, to $14.7 million in the three months ended March 31, 2018, from $16.3 million in the same period in 2017. The decrease was due primarily to a $1.2 million decrease in depreciation and amortization, a $0.5 million decrease in advertising expense, a $0.2 million decrease in commissions and decreases related to the sale of the Superior Refinery, partially offset by an increase of $0.7 million in professional fees.
General and administrative. General and administrative expenses from continuing operations increased $10.0 million, or 32.7%, to $40.6 million in the three months ended March 31, 2018, from $30.6 million in the same period in 2017. The increase was primarily due to a $5.7 million increase in professional services including ERP costs, a $1.9 million increase in depreciation and amortization, a $0.7 million increase in salaries and benefits and other increases including information technology hardware and maintenance expenses, partially offset by a $0.2 million decrease in insurance.
Transportation. Transportation expenses from continuing operations decreased $5.4 million, or 15.1%, to $30.3 million in the three months ended March 31, 2018, from $35.7 million in the same period in 2017. This decrease was due primarily to the sale of the Superior Refinery, decreased freight rates, decreased specialty products sales volumes and the continued optimization of our transportation logistics system.
Interest expense. Interest expense from continuing operations increased $1.3 million, or 3.0%, to $45.2 million in the three months ended March 31, 2018, from $43.9 million in the same period in 2017, due primarily to an increase in interest related to the Supply and Offtake Agreements (defined below), partially offset by decreased revolving credit facility borrowings and decreased capitalized interest.
Other (income) expense. Other (income) expense from continuing operations increased $17.5 million, or 921.1%, to income of $15.6 million in the three months ended March 31, 2018, from expense of $1.9 million in the same period in 2017. This increase was due primarily to a reduction of the RINs liability associated with the Superior Refinery which was sold in November 2017 as a result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for the 2017 compliance year and decreased RINs market pricing.

Derivative activity. The following table details the impact of our derivative instruments from continuing operations on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Realized loss on derivative instruments	$(2.1)	$(4.9)
Unrealized gain on derivative instruments	2.0	10.6
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$(0.1)	$5.7
Total loss on commodity derivative settlements	$(2.1)	$(4.9)
Gain (loss) on derivative instruments. Gain (loss) on derivative instruments decreased $5.8 million to a loss of $0.1 million in the three months ended March 31, 2018, from a gain of $5.7 million in the prior year period. The change was primarily due to a $4.6 million decrease in unrealized gains on crude oil and gasoline swaps used to economically hedge purchases and sales, further impacted by an increase in unrealized losses of $4.0 million on embedded derivatives associated with our Supply and Offtake Agreements (defined below), partially offset by a $2.8 million decrease in realized losses related to settlements of derivative instruments used to economically hedge crack spreads, crude oil and natural gas.
Net loss from discontinued operations. Net loss from discontinued operations was $1.9 million for three months ended March 31, 2018 compared to $7.7 million in three months ended March 31, 2017. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. The loss of $1.9 million for the three months ended March 31, 2018 relates to a legal reserve and lease terminations. 2017 discontinued operations were impacted by increased sales volume driven by an increase in rig count. Increases in crude oil and natural gas prices impacted customers’ drilling and production activities during 2017. Refer to Note 5 - “Discontinued Operations” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
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
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2017 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 8 — “Inventory Financing Agreements” and Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.
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
We received over $500 million in cash (excluding any receivables recorded for post-closing adjustments) for the Superior Transaction and the Anchor Transaction combined in 2017. On April 9, 2018, we redeemed all of the 2021 Secured Notes. The holders received a redemption price of 100.0% of the principal amount of the 2021 Secured Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date, plus a Make Whole Premium (as defined in the Indenture, dated April 20,

2016, governing the 2021 Secured Notes). In conjunction with the redemption, we incurred debt extinguishment costs of $58.1 million.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash used in operating activities	$(19.1)	$(40.7)
Net cash provided by (used in) investing activities	6.3	(17.2)
Net cash provided by (used in) financing activities	(4.9)	58.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17.7)	$0.4
Operating Activities. Operating activities used cash of $19.1 million during the three months ended March 31, 2018, compared to using cash of $40.7 million during the same period in 2017. The change is primarily due to a decreased working capital requirements of $17.6 million and a use of cash from discontinued operations of $6.0 million in the 2017 period, partially offset by decreased net income from continuing operations of $4.4 million. Working capital decreases were primarily driven by the sale of the Superior Refinery in November 2017 and decreased accounts receivable as a result of timing of payments, partially offset by decreased accounts payable as a result of timing of payments, increased inventory due to increased crude oil prices, decreased accrued salaries, wages and benefits as a result of incentive compensation payments and decreased other current liabilities due to decreased RINs costs.
Investing Activities. Investing activities provided cash of $6.3 million during the three months ended March 31, 2018, compared to using cash of $17.2 million during the prior year period. The change is primarily due to $28.0 million of net cash received as a result of the Superior Transaction, partially offset by an investment of $3.8 million in Biosyn for the acquisition of Biosynthetic Technologies.
Financing Activities. Financing activities used cash of $4.9 million in the three months ended March 31, 2018, compared to providing $58.3 million during the prior year period. This decrease is primarily due to reduced revolving credit facility borrowings of $29.2 million, proceeds from the Supply and Offtake Agreements (defined below) of $32.2 million in the 2017 period and $3.6 million of debt costs paid in 2018 related to the amendment and restatement of our revolving credit facility.
Supply and Offtake Agreements
On March 31, 2017, we entered into several agreements with Macquarie Energy North America Trading Inc. (“Macquarie”) to support the operations of our Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). The Great Falls Supply and Offtake Agreements expire on September 30, 2019. On July 27, 2017, we amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements with nine months’ notice any time prior to June 2019.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2018	2017
	(In millions)
Capital improvement expenditures	$9.1	$6.0
Replacement capital expenditures	2.6	3.0
Environmental capital expenditures	4.0	2.3
Turnaround capital expenditures	6.8	0.5
Total	$22.5	$11.8
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
Biosynthetic Technologies
In 2018, we formed Biosyn Holdings, LLC (“Biosyn”) with The Heritage Group (“Heritage Group”), a related party, for the purpose of acquiring Biosynthetic Technologies, a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. We incurred approximately $4.0 million in related expenditures. We, through Biosyn, intend to explore a range of alternatives to maximize the value of the acquired intellectual property. This could include internal or external licensing or the sale of the technology for applications across a diverse portfolio of products and solutions in a variety of end-markets. We are designing a commercial scale test at our existing esters manufacturing plant in Missouri.
Debt and Credit Facilities
As of March 31, 2018, our primary debt and credit instruments consisted of a:

•
$600.0 million senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (“revolving credit facility”);

•	$400.0 million of 11.50% senior secured notes due 2021 (“2021 Secured Notes”);

•	$900.0 million of 6.50% senior notes due 2021 (“2021 Notes”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”); and

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”).
On April 9, 2018, we redeemed all of the 2021 Secured Notes. The holders received a redemption price of 100.0% of the principal amount of the 2021 Secured Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date, plus a Make Whole Premium (as defined in the Indenture, dated April 20, 2016, governing the 2021 Secured Notes). In conjunction with the redemption, we incurred debt extinguishment costs of $58.1 million.
We were in compliance with all covenants under the debt instruments in place as of March 31, 2018 and believe we have adequate liquidity to conduct our business.

Short Term Liquidity
As of March 31, 2018, our principal sources of short-term liquidity were (i) $311.8 million of availability under our Credit Agreement, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $146.6 million (excluding $350.0 million of restricted cash) of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
On February 23, 2018, we entered into a $600.0 million amended and restated senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the revolving credit facility and agreed upon by us and the Agent (as defined in the revolving credit facility agreement). On March 31, 2018, we had availability on our revolving credit facility of approximately $311.8 million, based on a borrowing base of approximately $351.4 million, $39.6 million in outstanding standby letters of credit and no outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. During the quarter ended March 31, 2018, the maximum revolving credit facility borrowing was $2.7 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended March 31, 2018, availability for additional borrowings under our revolving credit facility was approximately $247.1 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option which margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the  first loaned in and last to be repaid out (“FILO”) tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. As of March 31, 2018, this margin was 50 basis points for prime, 150 basis points for LIBOR, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
Our revolving credit facility contains various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. The revolving credit facility generally permits the us to make cash distributions to our unitholders as long as, after giving effect to each such cash distribution, we have availability under the revolving credit facility totaling at least equal to the sum of the amount of FILO Loans outstanding plus the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the revolving credit facility agreement) then in effect and (ii) $60 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant: if the availability of loans under the revolving credit facility falls below the sum of the amount of FILO loans outstanding plus the greater of (i) 10% of the Borrowing Base (as defined in the revolving credit facility agreement) and (ii) $35 million (which amount is subject to increase in proportion to revolving commitment increases), we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit facility agreement) of at least 1.0 to 1.0.
If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the credit facility and exercise other rights and remedies. An event of default includes, among other things, the nonpayment of principal, interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the revolving credit facility or other loan documents, subject, in limited circumstances, to certain grace periods; cross-defaults in other indebtedness if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness under any material agreement; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a Change of Control (as defined in the revolving credit facility agreement).
For additional information regarding our revolving credit facility, see Note 9 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes, (other than the 2021 Secured Notes redeemed on April 9, 2018), are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2018 and December 31, 2017, we had $400.0 million in 2021 Secured Notes, $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. For more information regarding the redemption of our 2021 Secured Notes, see Note 14 - “Subsequent Events” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt and, in the case of the 2021 Secured Notes, our unsecured notes; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2018, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021 Secured, 2021, 2022 and 2023 Notes) was 1.7 to 1.0.
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
For additional information regarding our senior notes, see Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2017 Annual Report.
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of March 31, 2018. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
All credit support thresholds with our hedging counterparties are at levels such that it would take a substantial increase in fuel products crack spreads or interest rates to require significant additional collateral to be posted. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity.
Additionally, we have a collateral trust agreement (the “Collateral Trust Agreement”) which governs how secured hedging counterparties share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, we have the ability to add secured hedging counterparties from time to time.
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of March 31, 2018, at current maturities and reflecting only those line items that have materially changed since December 31, 2017, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$584.8	$176.9	$233.6	$117.8	$56.5
Operating lease obligations (2)	92.8	29.9	36.3	15.9	10.7
Letters of credit (3)	39.6	39.6	—	—	—
Purchase commitments (4)	557.4	310.5	120.7	42.0	84.2
Employment agreements (5)	2.0	1.0	1.0	—	—
Financing activities:
Obligations under inventory financing agreements	110.6	110.6	—	—	—
Capital lease obligations	43.7	2.7	2.1	2.3	36.6
Long-term debt obligations, excluding capital lease obligations	1,981.3	401.4	3.0	1,251.9	325.0
Total obligations	$3,412.2	$1,072.6	$396.7	$1,429.9	$513.0

(1)
Interest on long-term debt at contractual rates and maturities relates primarily to interest on our senior notes, revolving credit facility interest and fees and interest on our capital lease obligations, which excludes the adjustment for the interest rate swap agreement. Includes cash debt extinguishment costs and interest through the redemption date for the 2021 Secured Notes which were redeemed in full on April 9, 2018.

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

We have a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity (the “Base Volume”) of feedstock for the LVT unit effective through December 31, 2020. Based upon the minimum supply quantity, we expect to purchase $129.4 million of feedstock for the LVT unit in the term of the agreement extension based on pricing estimates as of March 31, 2018. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures for the remainder of 2018, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the three months ended March 31, 2018.

Critical Accounting Policies and Estimates
For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report.
Recent Accounting Pronouncements
For additional discussion regarding recent accounting pronouncements, see Note 2 — “New Accounting Pronouncements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II, Item 7A in our 2017 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 10 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to derivative instruments and hedging activities.
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

We have entered into crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. The following table provides a summary of the diesel percent basis crack spread swaps as of March 31, 2018 in our fuel products segment:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	180,000	2,000	137.28%
Second Quarter 2019	182,000	2,000	137.28%
Third Quarter 2019	184,000	2,000	137.28%
Fourth Quarter 2019	184,000	2,000	137.28%
Total	730,000
Average percentage			137.28%

We have entered into derivative instruments to secure a percentage differential on WCS crude oil to NYMEX WTI. The following table provides a summary of crude oil percentage basis swap contracts related to crude oil purchases as of March 31, 2018 in our fuel products segment:

Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	180,000	2,000	65.3%
Second Quarter 2019	182,000	2,000	65.3%
Third Quarter 2019	184,000	2,000	65.3%
Fourth Quarter 2019	184,000	2,000	65.3%
Total	730,000
Average percentage			65.3%
Please read Note 10 — “Derivatives” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments and a further discussion of our hedging policies.
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
Compliance Price Risk
Renewable Identification Numbers
We are exposed to market risks related to the volatility in the price of credits needed to comply with governmental programs. The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of motor fuels from petroleum, we are required to blend biofuels into the fuel products we produce at a rate that will meet the EPA’s annual quota. To the extent we are unable to blend biofuels at that rate or receive hardship exemptions, we must purchase RINs in the open market to satisfy the annual requirement. We have not entered into any derivative instruments to manage this risk, but we have purchased RINs when the price of these instruments is deemed favorable.
Holding other variables constant (RINs requirements), a $1.00 increase in the price of RINs as of March 31, 2018, would be expected to have a negative impact on net loss for 2018 of approximately $17.1 million.
Interest Rate Risk
Our exposure to interest rate changes on fixed rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of March 31, 2018 and December 31, 2017, which we disclose in Note 9 — “Long-Term Debt” and Note 11 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Secured Notes	$446.6	$388.5	$456.4	$387.6
2021 Notes	$878.4	$893.0	$896.4	$892.5
2022 Notes	$346.8	$345.0	$352.4	$344.8
2023 Notes	$321.8	$319.4	$327.7	$319.1
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of March 31, 2018, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had no outstanding variable rate debt as of March 31, 2018 and $0.2 million as of December 31, 2017.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as described below.
On September 1, 2017, we implemented an enterprise resource planning (“ERP”) system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational interruptions and the three material weaknesses identified below. The material weaknesses are as follows:
•The ineffective design and implementation of effective controls with respect to the implementation of our ERP system consistent with our financial reporting requirements.  Specifically, management did not exercise sufficient corporate governance and oversight, design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity, or provide sufficient end user training to our employees to ensure that our employees could effectively operate the system and carry out their responsibilities.
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
Planned Remediation Efforts to Address Material Weaknesses
In order to remediate these material weaknesses and further strengthen the overall controls surrounding information systems, we are taking the following steps to improve the overall processes and controls:
•Corporate Governance and Oversight - We hired a new Chief Accounting Officer in September 2017 who has significant SAP and ERP implementation experience to help enhance the capabilities of existing management to oversee the ongoing work being completed to help stabilize the ERP system and oversee the key enhancements needed to enable us to realize the value of the system. In addition, we re-organized the IT organization and are further enhancing the accounting organization to better equip the teams to manage the changes resulting from the ERP system.
•Data Integrity and Data Conversion - We have implemented additional controls around data management and review of changes.
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
•Financial Statement Close Process - We are reviewing, analyzing, and properly documenting our processes related to internal controls over financial reporting. In addition, we are designing and implementing additional review and approval controls over account reconciliations, journal entries, and management estimates across our internal control processes. These controls will address the accuracy and completeness of the data used in the performance of the respective control.

We began the remediation process outlined above prior to September 30, 2017 and are progressing on our plans to remediate the material weaknesses noted above. When fully implemented and operational, we believe the steps described above will remediate the control deficiencies that have led to the material weaknesses and strengthen our internal controls over financial reporting. Management is committed to improving our internal control processes. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.
(b) Changes in Internal Control over Financial Reporting
We have undertaken specific remediation actions to address the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2018 but have not materially affected our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The information provided under Note 7 — “Commitments and Contingencies” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2017 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2017 Annual Report.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	May 15, 2018	By:	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Accounting Officer
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

10.1
Third Amended and Restated Credit Agreement, dated as of February 23, 2018, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, the Lenders, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2018 (File No. 000-51734)).

10.2*
First Amendment to Supply and Offtake Agreement, dated March 28, 2018 between Macquarie Energy North America Trading Inc. and Calumet Shreveport Refining, LLC formerly known as Calumet Shreveport Lubricants and Waxes, LLC and successor by merger to Calumet Shreveport Fuels, LLC.

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