Form 10-Q
period 2018-09-30
Calumet Specialty Products Partners, L.P.
filed 2018-11-09
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
Commission File Number: 000-51734

Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-1811116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2780 Waterfront Parkway East Drive, Suite 200
Indianapolis, Indiana	46214
(Address of Principal Executive Offices)	(Zip Code)
(317) 328-5660
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 9, 2018, there were 77,144,609 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2018

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iii) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (iv) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (v) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (vi) our access to inventory financing under our supply and offtake agreements, (vii) our ability to remediate the identified material weaknesses and further strengthen the overall controls surrounding information systems and (viii) the future effectiveness of our new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report”), (ii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 and (iii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$65.5	$164.3
Restricted cash	—	350.0
Accounts receivable, net:
Trade	259.4	265.4
Other	21.6	88.7
	281.0	354.1
Inventories	363.6	314.4
Derivative assets	10.7	—
Prepaid expenses and other current assets	14.5	8.7
Total current assets	735.3	1,191.5
Property, plant and equipment, net	1,115.8	1,159.2
Investment in unconsolidated affiliates	25.4	35.0
Goodwill	171.4	171.4
Other intangible assets, net	93.0	107.9
Other noncurrent assets, net	36.8	23.8
Total assets	$2,177.7	$2,688.8
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$252.4	$282.3
Accrued interest payable	45.0	52.5
Accrued salaries, wages and benefits	31.5	35.9
Other taxes payable	24.6	16.1
Obligations under inventory financing agreements	137.3	103.1
Other current liabilities	27.8	73.7
Current portion of long-term debt	2.9	354.1
Derivative liabilities	—	6.0
Discontinued operations, current liabilities	0.5	2.0
Total current liabilities	522.0	925.7
Pension and postretirement benefit obligations	2.9	3.1
Other long-term liabilities	1.5	1.9
Long-term debt, less current portion	1,600.1	1,638.2
Total liabilities	2,126.5	2,568.9
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 77,132,581 units and 76,788,801 units, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	43.2	113.3
General partner’s interest	12.3	13.8
Accumulated other comprehensive loss	(4.3)	(7.2)
Total partners’ capital	51.2	119.9
Total liabilities and partners’ capital	$2,177.7	$2,688.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per unit and unit data)
Sales	$953.5	$1,026.5	$2,649.5	$2,880.0
Cost of sales	849.2	898.8	2,308.6	2,479.1
Gross profit	104.3	127.7	340.9	400.9
Operating costs and expenses:
Selling	11.7	14.4	37.0	45.8
General and administrative	30.7	40.4	103.2	103.4
Transportation	36.4	29.9	99.7	101.2
Taxes other than income taxes	5.9	6.8	13.2	16.8
Asset impairment	—	—	—	0.4
Other operating (income) expense	(2.0)	3.8	(18.7)	6.8
Operating income	21.6	32.4	106.5	126.5
Other income (expense):
Interest expense	(37.7)	(47.4)	(120.4)	(135.8)
Debt extinguishment costs	—	—	(58.8)	—
Loss on derivative instruments	(2.7)	(12.0)	(2.0)	(5.0)
Other	3.2	0.8	5.6	1.5
Total other expense	(37.2)	(58.6)	(175.6)	(139.3)
Net loss from continuing operations before income taxes	(15.6)	(26.2)	(69.1)	(12.8)
Income tax expense (benefit) from continuing operations	0.4	(0.1)	1.0	(0.2)
Net loss from continuing operations	$(16.0)	$(26.1)	$(70.1)	$(12.6)
Net income (loss) from discontinued operations, net of tax	$(0.5)	$2.5	$(3.1)	$(7.6)
Net loss	$(16.5)	$(23.6)	$(73.2)	$(20.2)
Allocation of net loss:
Net loss	$(16.5)	$(23.6)	$(73.2)	$(20.2)
Less:
General partner’s interest in net loss	(0.4)	(0.5)	(1.5)	(0.4)
Net loss available to limited partners	$(16.1)	$(23.1)	$(71.7)	$(19.8)
Weighted average limited partner units outstanding:
Basic and Diluted	77,783,879	77,632,784	77,643,006	77,537,531
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$(0.20)	$(0.33)	$(0.88)	$(0.16)
From discontinued operations	(0.01)	0.03	(0.04)	(0.09)
Limited partners’ interest	$(0.21)	$(0.30)	$(0.92)	$(0.25)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net loss	$(16.5)	$(23.6)	$(73.2)	$(20.2)
Other comprehensive income:
Cash flow hedges:
Cash flow hedge loss reclassified to net loss	0.7	—	2.8	—
Defined benefit pension and retiree health benefit plans	—	0.1	0.1	0.1
Total other comprehensive income	0.7	0.1	2.9	0.1
Comprehensive loss attributable to partners’ capital	$(15.8)	$(23.5)	$(70.3)	$(20.1)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2017	$(7.2)	$13.8	$113.3	$119.9
Other comprehensive income	2.9	—	—	2.9
Net loss	—	(1.5)	(71.7)	(73.2)
Amortization of phantom units	—	—	2.8	2.8
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.2)	(1.2)
Balance at September 30, 2018	$(4.3)	$12.3	$43.2	$51.2
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Operating activities
Net loss	$(73.2)	$(20.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	3.1	7.6
Depreciation and amortization	88.8	119.0
Amortization of turnaround costs	8.7	20.4
Non-cash interest expense	6.1	7.6
Loss on debt extinguishment costs	58.8	—
Unrealized gain on derivative instruments	(0.4)	(2.2)
Asset impairment	—	0.4
Equity based compensation	2.8	8.4
Lower of cost or market inventory adjustment	(12.0)	(16.5)
Other non-cash activities	(3.0)	8.8
Changes in assets and liabilities:
Accounts receivable	29.0	(119.2)
Inventories	(34.4)	15.1
Prepaid expenses and other current assets	(3.8)	(4.8)
Derivative activity	(0.4)	(0.3)
Turnaround costs	(11.1)	(11.3)
Other assets	—	(0.4)
Accounts payable	(32.5)	18.8
Accrued interest payable	(7.0)	2.9
Accrued salaries, wages and benefits	(4.5)	17.8
Other taxes payable	8.5	7.0
Other liabilities	(52.7)	(39.7)
Pension and postretirement benefit obligations	(0.1)	(0.5)
Net cash used in discontinued operations	—	(22.0)
Net cash used in operating activities	(29.3)	(3.3)
Investing activities
Additions to property, plant and equipment	(41.3)	(45.3)
Investment in unconsolidated affiliate	(3.8)	—
Proceeds from sale of unconsolidated affiliate	9.9	—
Proceeds from sale of business, net	44.8	—
Proceeds from sale of property, plant and equipment	0.3	—
Net cash provided by (used in) discontinued investing activities	3.6	(0.3)
Net cash provided by (used in) investing activities	13.5	(45.6)
Financing activities
Proceeds from borrowings — revolving credit facility	166.8	781.2
Repayments of borrowings — revolving credit facility	(166.9)	(791.3)
Repayments of borrowings — senior notes	(400.0)	—
Payments on capital lease obligations	(2.2)	(6.7)
Proceeds from inventory financing agreements	16.4	91.6
Proceeds from other financing obligations	4.6	—
Payments on other financing obligations	(2.3)	(1.5)
Payments on extinguishment of debt	(46.6)	—
Debt issuance costs	(2.9)	(2.2)
Contributions from Calumet GP, LLC	0.1	0.1
Net cash provided by (used in) financing activities	(433.0)	71.2
Net increase (decrease) in cash, cash equivalents and restricted cash	(448.8)	22.3
Cash, cash equivalents and restricted cash at beginning of period	514.3	4.2
Cash, cash equivalents and restricted cash at end of period	$65.5	$26.5
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$1.1	$8.9
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Presentation of Financial Statements
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2018, the Company had 77,132,581 limited partner common units and 1,574,135 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
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
On November 8, 2017, the Company completed the sale of all of the issued and outstanding membership interests in Calumet Superior, LLC, which owns the Superior, Wisconsin refinery (“Superior Refinery”). The sale included the associated working capital, the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and line space in North Dakota to Husky Superior Refining Holding Corp. (“Husky”) (the “Superior Transaction”). The Superior Transaction did not qualify for reporting as discontinued operations.
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
The unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Noncurrent Assets
Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $26.5 million and $13.4 million as of September 30, 2018 and December 31, 2017, respectively. The Company capitalizes and amortizes the costs on a straight-line basis over the life of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $65.4 million and $72.7 million at September 30, 2018 and December 31, 2017, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	September 30, 2018	December 31, 2017
RINs Obligation	$7.7	$59.1
Other	20.1	14.6
Total	$27.8	$73.7
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
Restricted Cash
The sale of the Superior Refinery resulted in restricted cash, the amount of which was based upon the value of collateral under the Company’s debt agreements. Under the indentures governing the Company’s senior notes, proceeds from Asset Sales (as defined in the indentures) can only be used for, among other things, to repay, redeem or repurchase debt; to make certain acquisitions or investments; and to make capital expenditures. On April 9, 2018, the Company redeemed all of the 2021 Secured Notes (defined below) using both the restricted cash from the sale of the Superior Refinery and other unrestricted cash.
New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years (including interim periods) beginning after December 15, 2019, with early adoption permitted. An entity can elect to adopt the amendments either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 is not expected to have an impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years (including interim periods) beginning after December 15, 2020, with early adoption permitted. ASU 2018-14 is to be applied on a retrospective basis to all periods presented. The Company is currently in the process of evaluating this guidance and its effect on its pension and postretirement footnote disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for fiscal years (including interim periods) beginning after December 15, 2019. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the disclosure requirements. Certain amendments prescribed by this standard are to be applied prospectively and while others are to be applied retrospectively. The Company is currently in the process of evaluating this guidance and its effect on its fair value measurement footnote disclosures.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) (“ASU 2018-07”). This update simplifies the guidance related to nonemployee share-based payments by superseding ASC 505-50 and expanding the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Prior to the issuance of this standard update, nonemployee share-based payments were subject to ASC 505-50 requirements while employee shared-based payments were subject to ASC 718 requirements. ASU 2018-07 is effective for fiscal years (including interim periods) beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2018-07 will not have an impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU 2016-02 provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018 and July 2018, the FASB released ASU 2017-13, ASU 2018-01 and ASU 2018-10 & 11, respectively, which contain modifications and improvements to ASU 2016-02. The amendments in these standards are effective for fiscal years (including interim periods) beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either 1) its effective date or 2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application (with no restatement of prior periods).
As a result of adoption of ASU 2016-02, the Company anticipates it will recognize a right of use asset and lease liability on the adoption date. The Company has elected to apply the following practical expedients and policy elections provided by the standard:

•
“Package of Three - The Company has elected that it will not reassess contracts that have expired or existed at the date of adoption for (1) leases under the new definition of a lease, (2) lease classification, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•
Portfolio Approach - The Company has elected that it will determine the discount rate used to measure lease liabilities at the portfolio level. Specifically, the Company has decided to segregate its leases into different populations based on geography, lease term and total lease payments.

•	Discount Rate - The Company has elected to apply the discount rate at transition based on the remaining lease term and lease payments rather than the original lease term and lease payments.

•	Lease/ Non-Lease Components - The Company has elected to not separate non-lease components given the assessed insignificance of the non-lease components in its lease contracts.

•
Definition of Minimum Rental Payments - The Company has elected to include executory costs as part of the minimum rental payments for purposes of measuring the lease liability and right-of-use asset at transition.

•	Land Easement - The Company has elected, based on materiality, not to assess whether any land easements are, or contain, leases in accordance with ASC 842 when transitioning to the standard.

The Company also anticipates it will adopt a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company continues to evaluate its contracts and is gathering the necessary data to determine the financial impact of ASU 2016-02 on its consolidated financial statements and related disclosures. The Company is also evaluating its systems, processes, internal controls and technology requirements and solutions needed to comply with the requirements of this standard. The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believe the most significant effects relate to the recognition of new right-of- use assets and lease liabilities on its balance sheet for its operating leases.
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
On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue - Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all the related amendments to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact to the Company’s recognition of revenue. See Note 3 - “Revenue Recognition” for further information.
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
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to variable consideration such as product returns, rebates or other discounts to determine the net consideration to which the Company expects to be entitled. The Company transfers control and recognizes revenue upon shipment to the customer or, in certain cases, upon receipt by the customer in accordance with contractual terms.
Excise and Sales Taxes
The Company excludes excise taxes and sales taxes that are collected from customers from the transaction price in its contracts with customers.  Accordingly, revenue from contracts with customers is net of sales-based taxes that are collected from customers and remitted to taxing authorities.
Shipping and Handling Costs
Shipping and handling costs are deemed to be fulfillment activities rather than a separate distinct performance obligation.
Cost of Obtaining Contracts
The Company may incur incremental costs to obtain a sales contract, which under ASC 606 should be capitalized and amortized over the life of the contract. The Company has elected to apply the practical expedient in ASC 340-40-50-5 allowing the Company to expense these costs since the contracts are short-term in nature with a contract term of one year or less.

Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales by major source
Standard specialty products	$285.2	$250.3	$848.7	$788.1
Packaged and synthetic specialty products	64.0	55.5	204.9	198.0
Total specialty products	$349.2	$305.8	$1,053.6	$986.1

Fuel and fuel related products	$525.9	$573.9	$1,422.2	$1,613.5
Asphalt	78.4	146.8	173.7	280.4
Total fuel products	$604.3	$720.7	$1,595.9	$1,893.9

Total sales	$953.5	$1,026.5	$2,649.5	$2,880.0
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for doubtful accounts, from contracts with customers as of September 30, 2018 and December 31, 2017 was $259.4 million and $265.4 million, respectively.
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
There were no material differences under ASC 606 compared to ASC 605 for the three and nine months ended September 30, 2018.
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $9.2 million and $4.6 million lower as of September 30, 2018 and December 31, 2017, respectively.
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
Inventories consist of the following (in millions):

	September 30, 2018			December 31, 2017
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$48.9	$30.9	$79.8	$42.0	$17.6	$59.6
Work in process	47.9	30.5	78.4	34.4	23.7	58.1
Finished goods	141.1	64.3	205.4	139.4	57.3	196.7
	$237.9	$125.7	$363.6	$215.8	$98.6	$314.4

(1)	Amounts represent LIFO value and do not necessarily represent the value of product financing. Refer to Note 8 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. Such write downs are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. During the three months ended September 30, 2018, the Company recorded an increase of $3.0 million in cost of sales in the unaudited condensed consolidated statements of operations due to the lower of cost or market (“LCM”) valuation. During the three months ended September 30, 2017, the Company recorded a decrease of $7.3 million in cost of sales in the unaudited condensed consolidated statements of operations due to the LCM valuation. During the nine months ended September 30, 2018 and 2017, the Company recorded decreases of $12.0 million and $16.5 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations due to the LCM valuation.
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
As of September 30, 2018 and December 31, 2017, the Company had an $8.0 million and a $15.1 million receivable respectively, in other accounts receivable in the consolidated balance sheet for the remaining payment of the base price and working capital.
As of September 30, 2018 and December 31, 2017, the Company had a $7.1 million receivable in other noncurrent assets, net in the consolidated balance sheet for the remaining payment of working capital.

The following table summarizes the results of discontinued operations for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$—	$70.9	$—	$185.7
Cost of sales	—	(47.1)	—	(135.2)
Selling	—	(13.6)	—	(37.9)
Other	(0.5)	(7.7)	(3.1)	(21.1)
Net income (loss) from discontinued operations before income taxes	$(0.5)	$2.5	$(3.1)	$(8.5)
Income tax expense	—	—	—	0.9
Net income (loss) from discontinued operations net of income taxes	$(0.5)	$2.5	$(3.1)	$(7.6)
6. Investment In Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates (in millions):

	September 30, 2018		December 31, 2017
	Investment	Percent Ownership	Investment	Percent Ownership
Pacific New Investment Limited	$—	—%	$9.6	23.8%
Fluid Holding Corp.	25.4	10.0%	25.4	10.0%
Total	$25.4		$35.0
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality. The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by HollyFrontier Corporation (“Holly”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between Holly and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, Holly agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under Holly’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, Holly provided the Company a notice challenging the Company’s position that Holly is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled approximately $16.1 million as of September 30, 2018, of which $14.6 million was capitalized into the cost of the Company’s refinery expansion project and $1.5 million was expensed. The Company continues to believe that Holly is responsible to indemnify the Company for these remediation expenses disputed by Holly and on September 22, 2015, the Company initiated a lawsuit against Holly and the sellers of the Great Falls refinery under the asset purchase agreement. On November 24, 2015, Holly and the sellers of the Great Falls refinery under the asset purchase agreement filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The arbitration panel conducted the first phase of the arbitration in July 2018 and issued its ruling on September 13, 2018. In its ruling, the arbitration panel confirmed that the sellers of the Great Falls refinery retained the liability for all pre-closing contamination with respect to third party claims indefinitely and with respect to first party claims for which the sellers received notice within five years after the sale of the refinery, which claims are as subject to the requirements otherwise set forth in the asset purchase agreement. The second phase of the arbitration regarding damages is scheduled to occur in 2019. In the event the Company is unsuccessful in the legal dispute with Holly, the Company will be responsible for the remediation expenses. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.
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
The RINs exemption resulted in a decrease in the RINs Obligation and is charged to cost of sales in the unaudited condensed consolidated statement of operations with the exception of the September 30, 2018 portion related to the Superior Refinery which is charged to other (income) expense within operating income in the unaudited condensed consolidated statement of operations. As of September 30, 2018 and December 31, 2017, the Company had a RINs Obligation of $7.7 million and $59.1 million, respectively.
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

On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. under the Membership Interest Purchase Agreement, dated August 11, 2017 (“MIPA”), which was entered into in connection with the Superior Transaction.  The Claim Notice gives notice of facts that Husky believes may give rise to losses relating to certain alleged breaches by the Company of representations, warranties and covenants contained in the MIPA.  Given the preliminary stage of these allegations, it is too early for the Company to assess a potential outcome or estimate the reasonably possible loss or range of loss that may result from this matter.

Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of September 30, 2018 and December 31, 2017, the Company had outstanding standby letters of credit of $29.2 million and $67.3 million, respectively, under its revolving credit facility. Refer to Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At September 30, 2018 and December 31, 2017, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million and $600.0 million, respectively, which amount may be increased with the consent of the Agent (as defined in the revolving credit facility agreement) to 90% of revolver commitments then in effect ($600.0 million and $900.0 million at September 30, 2018 and December 31, 2017, respectively).
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
For the three and nine months ended September 30, 2018, the Company incurred $6.3 million and $13.4 million, respectively, for financing costs related to the Supply and Offtake Agreements and is included in interest expense in the Company’s unaudited condensed consolidated statements of operations. The Company incurred $3.6 million and $4.0 million, respectively, of financing costs for the three and nine months ended September 30, 2017.

The Company has provided collateral of $8.4 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations under inventory financing agreements pursuant to a master netting agreement.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited condensed consolidated statements of cash flows. As of September 30, 2018 and December 31, 2017, the capacity of the Deferred Payment Arrangement was $26.9 million and $17.8 million, respectively, and the Company had $27.0 million and $11.3 million deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remains outstanding as of September 30, 2018.
9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rate of 6.0% and 8.4% for the nine months ended September 30, 2018 and year ended December 31, 2017, respectively.	$0.1	$0.2
Borrowings under 2021 Secured Notes, interest at a fixed rate of 11.5%, interest payments semiannually, borrowings due January 2021, effective interest rate of 12.3% for the nine months ended September 30, 2018 and the year ended December 31, 2017.	—	400.0
Borrowings under 2021 Notes, interest at a fixed rate of 6.5%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for each the nine months ended September 30, 2018 and the year ended December 31, 2017.	900.0	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for each the nine months ended September 30, 2018 and the year ended December 31, 2017. (1)	351.7	352.1
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for each the nine months ended September 30, 2018 and the year ended December 31, 2017.	325.0	325.0
Other	5.5	6.6
Capital lease obligations, at various interest rates, interest and principal payments monthly through November 2034.	41.8	44.0
Less unamortized debt issuance costs (2)	(17.0)	(25.9)
Less unamortized discounts	(4.1)	(9.7)
Total long-term debt	$1,603.0	$1,992.3
Less current portion of long-term debt	2.9	354.1
	$1,600.1	$1,638.2

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $1.7 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $22.3 million and $21.8 million at September 30, 2018 and December 31, 2017, respectively.

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
The indentures governing the 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2018, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 1.5 to 1.0. As of September 30, 2018, the Company was in compliance with all covenants under the indentures governing the 2021, 2022 and 2023 Notes.

Third Amended and Restated Senior Secured Revolving Credit Facility
On February 23, 2018, the Company entered into a third amended and restated senior secured revolving credit facility which provides maximum availability of credit under the revolving credit facility of $600.0 million, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. The revolving credit facility includes a $25.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility limited by a FILO borrowing base calculation. The FILO commitment reduces ratably each quarter starting in November 2019 and ending in August 2020. The reductions in FILO commitments convert to revolving credit facility base commitments over the same period. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash. The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, matures in February 2023 and bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option. The margin can fluctuate quarterly based on the Company’s average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter as follows:

	Base Loans		FILO Loans
Quarterly Average Availability Percentage	Prime Rate Margin	LIBOR Rate Margin	Prime Rate Margin	LIBOR Rate Margin
≥ 66%	0.50%	1.50%	1.50%	2.50%
≥ 33% and < 66%	0.75%	1.75%	1.75%	2.75%
< 33%	1.00%	2.00%	2.00%	3.00%
As of September 30, 2018, the margin was 50 basis points for prime rate based revolver loans, 150 basis points for LIBOR based revolver loans, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans. In addition, if the Leverage Ratio (as defined in the revolving credit facility agreement) is less than 5.5 to 1.0 for any four fiscal quarter periods ending on or after August 23, 2018, then, after such fiscal quarter, the margins otherwise applicable will be reduced by 25 basis points. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.
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
In addition, the revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant: if the availability of loans under the revolving credit facility falls below the sum of the amount of FILO Loans outstanding plus the greater of (i) 10% of the Borrowing Base (as defined in the revolving credit facility agreement) and (ii) $35 million (which amount is subject to increase in proportion to revolving commitment increases), the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit facility agreement) of at least 1.0 to 1.0. As of September 30, 2018, the Company was in compliance with all covenants under the revolving credit facility.
Capital Lease
The Company was a party to a Throughput and Deficiency Agreement with TexStar Midstream Logistics, L.P. (“TexStar”) pursuant to which TexStar delivered crude oil to the Company’s San Antonio refinery through a crude oil pipeline system owned and operated by TexStar (the “Pipeline Agreement”). The Pipeline Agreement had an initial term of 20 years (through August 2034) and was accounted for as a capital lease on the Company’s consolidated balance sheets. TexStar and the Company have each terminated the Pipeline Agreement for alleged breaches of the Pipeline Agreement. The parties have agreed to continue the shipping and delivery of crude oil through the pipeline until February 28, 2019, and TexStar and the Company are discussing potential alternatives to the Pipeline Agreement. However, there can be no guarantee that the Company will reach a new agreement or that, if an agreement is reached, that it will include more favorable terms. In the event the parties do not enter into a new agreement and their dispute relating to the Pipeline Agreement is litigated, the Company believes it will be successful, in which case the Company will be relieved of future payment obligations under the Pipeline Agreement.  In the event the Company is not successful in the dispute, the Company may be obligated to continue making certain, minimum payments over the remaining term of the Pipeline Agreement. As of September 30, 2018, the total capital lease obligation under the Pipeline Agreement recorded on the Company’s consolidated balance sheets was $38.0 million, of which $0.5 million was a current liability.

Maturities of Long-Term Debt
As of September 30, 2018, principal payments on debt obligations and future minimum rentals on capital lease obligations are as follows (in millions):

Year	Maturity
2018	$0.8
2019	2.8
2020	2.4
2021	903.3
2022	351.2
Thereafter	361.9
Total	$1,622.4

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		September 30, 2018			December 31, 2017
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Crude oil swaps	Derivative assets	$—	$—	$—	$0.3	$(0.3)	$—
WCS crude oil basis swaps	Derivative assets	—	(2.8)	(2.8)	—	—	—
WCS crude oil percentage basis swaps	Derivative assets	—	(4.9)	(4.9)	—	—	—
Midland crude oil basis swaps	Derivative assets	14.5	(1.5)	13.0	—	—	—
Diesel crack spread swap	Derivative assets	1.0	—	1.0	—	—	—
Diesel percentage basis crack spread swap	Derivative assets	4.4	—	4.4	—	—	—
Total derivative instruments		$19.9	$(9.2)	$10.7	$0.3	$(0.3)	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		September 30, 2018			December 31, 2017
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(20.7)	$—	$(20.7)	$(4.4)	$—	$(4.4)
Crude oil swaps	Derivative liabilities	—	—	—	—	0.3	0.3
WCS crude oil basis swaps	Derivative liabilities	(2.8)	2.8	—	—	—	—
WCS crude oil percentage basis swaps	Derivative liabilities	(4.9)	4.9	—	—	—	—
Midland crude oil basis swaps	Derivative liabilities	(1.5)	1.5	—	—	—	—
Gasoline swaps	Derivative liabilities	—	—	—	(0.2)	—	(0.2)
Gasoline crack spread swaps	Derivative liabilities	—	—	—	(1.8)	—	(1.8)
Diesel swaps	Derivative liabilities	—	—	—	(0.2)	—	(0.2)
Diesel crack spread swaps	Derivative liabilities	—	—	—	(4.1)	—	(4.1)
Total derivative instruments		$(29.9)	$9.2	$(20.7)	$(10.7)	$0.3	$(10.4)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of September 30, 2018, the Company had five counterparties in which the derivatives held were in net assets totaling $10.7 million. As of December 31, 2017, the Company had no counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of September 30, 2018 or December 31, 2017. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of September 30, 2018 and December 31, 2017, the Company had provided no collateral to its counterparties.
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
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Loss on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Loss on Derivative Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Specialty products segment:
Natural gas swaps	$—	$(1.2)	$—	$1.1
Fuel products segment:
Inventory financing obligation	—	—	(9.4)	(2.9)
Crude oil swaps	—	(1.0)	—	2.6
WCS crude oil basis swaps	0.4	2.0	(3.4)	(1.5)
WCS crude oil percentage basis swaps	—	0.9	(4.1)	(0.1)
Midland crude oil basis swaps	(1.2)	—	10.1	—
Gasoline swaps	—	(0.2)	—	(0.3)
Gasoline crack spread swaps	—	(1.2)	—	(2.4)
Diesel swaps	—	(0.2)	—	(0.4)
Diesel crack spread swaps	0.5	(1.4)	(0.8)	(5.8)
Diesel percentage basis crack spread swaps	—	—	5.2	—
Total	$(0.3)	$(2.3)	$(2.4)	$(9.7)

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Loss on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Loss on Derivative Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Specialty products segment:
Natural gas swaps	$—	$(2.9)	$—	$0.5
Fuel products segment:
Inventory financing obligation	—	—	(16.3)	(3.8)
Crude oil swaps	—	(2.5)	(0.3)	(2.2)
WCS crude oil basis swaps	0.4	2.6	(2.8)	7.9
WCS crude oil percentage basis swaps	—	1.5	(4.9)	1.2
Midland crude oil basis swaps	(1.2)	—	13.0	—
Gasoline swaps	—	(0.2)	0.2	(0.3)
Gasoline crack spread swaps	(1.0)	(2.8)	1.8	2.4
2/1/1 crack spread swaps	—	(1.0)	—	—
Diesel swaps	—	(0.2)	0.2	(0.4)
Diesel crack spread swaps	(0.6)	(1.7)	5.1	(3.1)
Diesel percentage basis crack spread swaps	—	—	4.4	—
Total	$(2.4)	$(7.2)	$0.4	$2.2

Derivative Positions — Fuel Products Segment
Crude Oil Swap Contracts
At December 31, 2017, the Company had the following derivatives related to crude oil purchases in its fuel products segment, none of which are designated as hedges:

Crude Oil Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2018	28,000	311	$48.25
Total	28,000
Average price			$48.25
WCS Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. At September 30, 2018, the Company had the following derivatives related to crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	184,184	2,000	$26.13
First Quarter 2019	90,000	1,000	$22.20
Second Quarter 2019	91,000	1,000	$22.20
Third Quarter 2019	92,000	1,000	$22.20
Fourth Quarter 2019	92,000	1,000	$22.20
Total	549,184
Average price			$22.99

WCS Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At September 30, 2018, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	66.32%
Second Quarter 2019	455,000	5,000	66.32%
Third Quarter 2019	460,000	5,000	66.32%
Fourth Quarter 2019	460,000	5,000	66.32%
Total	1,825,000
Average percentage			66.32%
Midland Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WTI Midland and NYMEX WTI. At September 30, 2018, the Company had the following derivatives related to Midland crude oil basis swaps in its fuel products segment, none of which are designated as hedges:

Midland Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	1,150,000	12,500	$15.54
First Quarter 2019	765,000	8,500	$13.01
Second Quarter 2019	773,500	8,500	$11.74
Total	2,688,500
Average price			$13.43

Midland Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	623,000	6,772	$9.85
Total	623,000
Average price			$9.85
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

Diesel Crack Spread Swap Contracts
At September 30, 2018, the Company had the following derivatives related to diesel crack spread sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	184,000	2,000	$24.75
First Quarter 2019	90,000	1,000	$26.80
Second Quarter 2019	91,000	1,000	$26.80
Third Quarter 2019	92,000	1,000	$26.80
Fourth Quarter 2019	92,000	1,000	$26.80
Total	549,000
Average price			$26.39
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
Diesel Percentage Basis Crack Spread Swap Contracts
The Company has entered into crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. At September 30, 2018, the Company had the following derivatives related to diesel percent basis crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	138.38%
Second Quarter 2019	455,000	5,000	138.38%
Third Quarter 2019	460,000	5,000	138.38%
Fourth Quarter 2019	460,000	5,000	138.38%
Total	1,825,000
Average percentage			138.38%

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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at September 30, 2018, the Company’s net assets were impacted by an immaterial amount. As a result of applying the CVA at December 31, 2017, the Company’s net liabilities were reduced by an immaterial amount.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2018, the Company’s investments associated with its pension plan primarily consisted of mutual funds. The mutual funds are valued at the net asset value of shares in each fund held by the Pension Plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (approximately 10 business days), if requested.
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
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Diesel crack spread swaps	$—	$—	$1.0	$1.0	$—	$—	$—	$—
Diesel percentage basis crack spread swaps	—	—	4.4	4.4	—	—	—	—
WCS crude oil basis swaps	—	—	(2.8)	(2.8)	—	—	—	—
WCS crude oil percentage basis swaps	—	—	(4.9)	(4.9)	—	—	—	—
Midland crude oil basis swaps	—	—	13.0	13.0	—	—	—	—
Total derivative assets	—	—	10.7	10.7	—	—	—	—
Pension plan investments	—	—	—	—	0.2	—	—	0.2
Total recurring assets at fair value	$—	$—	$10.7	$10.7	$0.2	$—	$—	$0.2
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(20.7)	$(20.7)	$—	$—	$(4.4)	$(4.4)
Crude oil swaps	—	—	—	—	—	—	0.3	0.3
Gasoline swaps	—	—	—	—	—	—	(0.2)	(0.2)
Gasoline crack spread swaps	—	—	—	—	—	—	(1.8)	(1.8)
Diesel swaps	—	—	—	—	—	—	(0.2)	(0.2)
Diesel crack spread swaps	—	—	—	—	—	—	(4.1)	(4.1)
Total derivative liabilities	—	—	(20.7)	(20.7)	—	—	(10.4)	(10.4)
RINs Obligation	—	(7.7)	—	(7.7)	—	(59.1)	—	(59.1)
Liability Awards	(8.0)	—	—	(8.0)	(5.6)	—	—	(5.6)
Total recurring liabilities at fair value	$(8.0)	$(7.7)	$(20.7)	$(36.4)	$(5.6)	$(59.1)	$(10.4)	$(75.1)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Nine Months Ended September 30,
	2018	2017
Fair value at January 1,	$(10.4)	$(14.0)
Realized loss on derivative instruments	2.4	7.2
Unrealized gain on derivative instruments	0.4	2.2
Settlements	(2.4)	(7.2)
Fair value at September 30,	$(10.0)	$(11.8)
Total gain included in net loss attributable to changes in unrealized gain relating to financial assets and liabilities held as of September 30,	$0.4	$2.2
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
The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company records this investment using a measurement alternative which measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. The investment in FHC is recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized, the Company would classify this asset as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
Estimated Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash
The carrying value of cash, cash equivalents and restricted cash is each considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at September 30, 2018 and December 31, 2017, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated aggregate fair value of the Company’s senior secured notes classified as Level 2 was based upon directly observable inputs. The carrying value of borrowings, if any, under the Company’s revolving credit facility, capital lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 9 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		September 30, 2018		December 31, 2017
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,577.2	$1,559.6	$1,576.5	$1,556.4
Senior notes	2	$—	$—	$456.4	$387.6
Revolving credit facility	3	$0.1	$0.1	$0.2	$0.2
Capital lease and other obligations	3	$47.3	$47.3	$50.6	$50.6

12. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per limited partner unit:
Net loss from continuing operations	$(16.0)	$(26.1)	$(70.1)	$(12.6)
Less:
General partner’s interest in net loss from continuing operations	(0.3)	(0.5)	(1.4)	(0.2)
Net loss from continuing operations available to limited partners	$(15.7)	$(25.6)	$(68.7)	$(12.4)
Net income (loss) from discontinued operations available to limited partners	(0.4)	2.5	(3.0)	(7.4)
Net loss available to limited partners	$(16.1)	$(23.1)	$(71.7)	$(19.8)

Denominator for earnings per limited partner unit:
Basic and diluted weighted average limited partner units outstanding	77,783,879	77,632,784	77,643,006	77,537,531
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$(0.20)	$(0.33)	$(0.88)	$(0.16)
From discontinued operations	(0.01)	0.03	(0.04)	(0.09)
Limited partners’ interest	$(0.21)	$(0.30)	$(0.92)	$(0.25)

(1)	Total diluted weighted average limited partner units outstanding excludes 0.2 million for the three and nine months ended September 30, 2018 and 2017, consisting of unvested phantom units.
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
Reportable segment information for the three months ended September 30, 2018 and 2017, is as follows (in millions):

Three Months Ended September 30, 2018	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$349.2	$604.3	$953.5	$—	$953.5
Intersegment sales	—	20.9	20.9	(20.9)	—
Total sales	$349.2	$625.2	$974.4	$(20.9)	$953.5
Adjusted EBITDA	$37.0	$17.5	$54.5	$—	$54.5
Reconciling items to net loss:
Depreciation and amortization	12.9	19.4	32.3	—	32.3
Realized loss on derivatives, not reflected in net loss	0.1	0.6	0.7	—	0.7
Unrealized loss on derivatives					2.4
Interest expense					37.7
Equity based compensation and other items					(3.0)
Income tax expense					0.4
Net loss from continuing operations					$(16.0)

Three Months Ended September 30, 2017	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$305.8	$720.7	$1,026.5	$—	$1,026.5
Intersegment sales	—	14.9	14.9	(14.9)	—
Total sales	$305.8	$735.6	$1,041.4	$(14.9)	$1,026.5
Loss from unconsolidated affiliates	$(0.1)	$—	$(0.1)	$—	$(0.1)
Adjusted EBITDA	$43.0	$46.3	$89.3	$—	$89.3
Reconciling items to net loss:
Depreciation and amortization	20.6	30.6	51.2	—	51.2
Unrealized loss on derivatives					9.7
Interest expense					47.4
Equity based compensation and other items					7.2
Income tax benefit					(0.1)
Net loss from continuing operations					$(26.1)

Reportable segment information for the nine months ended September 30, 2018 and 2017, is as follows (in millions):

Nine Months Ended September 30, 2018	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$1,053.6	$1,595.9	$2,649.5	$—	$2,649.5
Intersegment sales	—	46.8	46.8	(46.8)	—
Total sales	$1,053.6	$1,642.7	$2,696.3	$(46.8)	$2,649.5
Loss from unconsolidated affiliates	$(3.7)	$—	$(3.7)	$—	$(3.7)
Adjusted EBITDA	$128.4	$81.8	$210.2	$—	$210.2
Reconciling items to net loss:
Depreciation and amortization	39.9	57.6	97.5	—	97.5
Realized loss on derivatives, not reflected in net loss	0.5	2.3	2.8	—	2.8
Unrealized gain on derivatives					(0.4)
Interest expense					120.4
Debt extinguishment costs					58.8
Equity based compensation and other items					0.2
Income tax expense					1.0
Net loss from continuing operations					$(70.1)

Nine Months Ended September 30, 2017	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$986.1	$1,893.9	$2,880.0	$—	$2,880.0
Intersegment sales	0.2	47.5	$47.7	(47.7)	$—
Total sales	$986.3	$1,941.4	$2,927.7	$(47.7)	$2,880.0
Loss from unconsolidated affiliates	$(0.1)	$—	(0.1)	$—	$(0.1)
Adjusted EBITDA	$155.7	$117.1	272.8	$—	$272.8
Reconciling items to net loss:
Depreciation and amortization	53.5	85.9	139.4	—	139.4
Impairment charges	0.4	—	0.4	—	0.4
Unrealized gain on derivatives					(2.2)
Interest expense					135.8
Equity based compensation and other items					12.2
Income tax benefit					(0.2)
Net loss from continuing operations					$(12.6)

b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three and nine months ended September 30, 2018 and 2017. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, synthetic lubricants and other products. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt and other products. The following table sets forth the major product category sales for each segment for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,
	2018		2017
Specialty products:
Lubricating oils	$146.6	15.4%	$148.8	14.5%
Solvents	88.3	9.3%	62.6	6.1%
Waxes	30.1	3.2%	27.4	2.7%
Packaged and synthetic specialty products	64.0	6.6%	55.5	5.4%
Other	20.2	2.1%	11.5	1.1%
Total	$349.2	36.6%	$305.8	29.8%
Fuel products:
Gasoline	$191.2	20.1%	$260.5	25.4%
Diesel	257.5	27.0%	241.9	23.6%
Jet fuel	28.1	2.9%	36.0	3.5%
Asphalt, heavy fuel oils and other	127.5	13.4%	182.3	17.7%
Total	$604.3	63.4%	$720.7	70.2%
Consolidated sales	$953.5	100.0%	$1,026.5	100.0%
The following table sets forth the major product category sales for the nine months ended September 30, 2018 and 2017 (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
Specialty products:
Lubricating oils	$448.3	16.9%	$453.2	15.7%
Solvents	254.3	9.6%	198.7	6.9%
Waxes	87.8	3.3%	87.4	3.0%
Packaged and synthetic specialty products	204.9	7.8%	198.0	6.9%
Other	58.3	2.2%	48.8	1.7%
Total	$1,053.6	39.8%	$986.1	34.2%
Fuel products:
Gasoline	$528.8	20.0%	$736.1	25.6%
Diesel	681.5	25.7%	658.9	22.9%
Jet fuel	78.9	3.0%	106.4	3.7%
Asphalt, heavy fuel oils and other	306.7	11.5%	392.5	13.6%
Total	$1,595.9	60.2%	$1,893.9	65.8%
Consolidated sales	$2,649.5	100.0%	$2,880.0	100.0%
d. Major Customers
During the three and nine months ended September 30, 2018 and 2017, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the three months ended September 30, 2018 and 2017, the Company had two suppliers that supplied approximately 56.5% and 64.8%, respectively, of its crude oil supply. During the nine months ended September 30, 2018 and 2017, the Company had two suppliers that supplied approximately 58.5% and 65.9%, respectively, of its crude oil supply.
14. Subsequent Events
As of November 5, 2018 the fair value of the Company’s derivatives that were outstanding as of September 30, 2018, has changed by approximately $10.8 million subsequent to September 30, 2018, to a net liability of approximately $20.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2018 and 2017. In addition, as discussed in Note 1 and Note 5 to the Unaudited Condensed Consolidated Financial Statements, we closed the Superior Transaction and the Anchor Transaction on November 8, 2017 and November 21, 2017, respectively. The historical results of operations of the Superior Refinery are contained in our financial position and results through November 7, 2017. As a result of the Anchor Transaction, we classified its results of operations and the assets and liabilities of Anchor for all periods presented to reflect Anchor as a discontinued operation. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2017 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
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
Third Quarter 2018 Update
Outlook and Trends
Commodity markets and corresponding fluctuations in product margins have been mixed during the nine months ended September 30, 2018, with the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil increasing by approximately 2% in the third quarter of 2018 as compared to the second quarter of 2018. We expect volatility to continue for the remainder of 2018. Below are factors that have impacted or may impact our results of operations during 2018:

•	Gasoline margins are expected to decline as domestic demand follows typical seasonal patterns. Diesel margins have been positively impacted by decreases in supply and are expected to be stable.

•
Environmental regulations continue to affect our margins in the form of the cost of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. The approximate 35% decrease in the price of RINs during the third quarter 2018 favorably affected our results of operations. It is not possible to predict what future RINs volumes or costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (inclusive of the favorable impact of exemptions received), assuming current market prices for RINs continue.

•	Asphalt demand is expected to decline during the fourth quarter due to the seasonality of the road construction and roofing industries.

•
Canadian heavy sour crude oil discounts are expected to remain wide over the intermediate term as sour crude oil remains oversupplied and pipeline constraints have restricted access to markets. The price of domestically produced mid-continent crude is expected to continue to trade at a discount relative to internationally produced crude reflecting increased domestic production combined with transportation constraints in the United States. This is especially true for crudes such as Midland WTI. Processing heavy sour crude oil and Midland WTI crude oil in our refining system results in a lower overall delivered cost of crude oil.

•
Although our specialty products results declined this quarter primarily due to maintenance activity at our Princeton refinery which reduced sales volume, specialty products margins have remained relatively stable and are expected to remain stable in the near term. We continue to consider our specialty products segment our core business over the long term, and we plan to seek appropriate ways to invest in our specialty products segment. Accordingly, we continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. In addition, we may also consider the disposition of certain core assets or businesses, to the extent such a transaction would improve our capital structure or otherwise be accretive to the partnership. There can be no assurance as to the timing or success of any such potential transaction, or any other transaction, or that we will be able to sell these assets or businesses on satisfactory terms, if at all. In addition, our acquisition program targets assets that management believes will be financially accretive, and we intend to focus on targeted strategic acquisitions of specialty products assets that leverage an existing core competency and that have an identifiable competitive advantage we can exploit as the new owner.
Key Matters, Claims and Legal Proceedings
On May 4, 2018, the SEC requested that we voluntarily produce certain communications and documents prepared or maintained from January 2017 to May 2018 and generally related to our finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls. Beginning on July 11, 2018, the SEC issued several subpoenas formally requesting the same documents previously subject to the same voluntary production requests by the SEC as well as additional, related documents. We, from the outset, have cooperated with the SEC’s requests and intend to continue to do so. Currently, we cannot estimate the timing, or ultimate outcome, including financial impact, if any, resulting from the SEC’s investigation.
On October 31, 2018, we received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. under the Membership Interest Purchase Agreement, dated August 11, 2017 (“MIPA”), which was entered into in connection with the Superior Transaction. The Claim Notice gives notice of facts that Husky believes may give rise to losses relating to certain alleged breaches by us of representations, warranties and covenants contained in the MIPA. Given the preliminary stage of these allegations, it is too early for us to assess a potential outcome or estimate the reasonably possible loss or range of loss that may result from this matter.
Financial Results
We reported a net loss from continuing operations of $16.0 million in the third quarter 2018, versus net loss from continuing operations of $26.1 million in the third quarter 2017. We reported Adjusted EBITDA from continuing operations (as defined in “Non-GAAP Financial Measures”) of $54.5 million in the third quarter 2018, versus $89.3 million in the third quarter 2017. We used cash in continuing operations of $29.3 million through the third quarter 2018 which was largely related to increases in working capital, versus providing cash of $18.7 million through the third quarter 2017.
Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net loss, our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Commodity markets remained volatile in the third quarter 2018, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil increased over 44.0% in the third quarter 2018, when compared to the prior year period. In the third quarter 2018, the average price differential per barrel between Western Canadian Select (“WCS”) crude oil and NYMEX WTI averaged $29 per barrel below NYMEX WTI, versus $10 per barrel below NYMEX WTI in the third quarter 2017. Given our access to cost advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade over time. In the third quarter 2018, we processed 24,400 barrels per day (“bpd”) of heavy Canadian crude oil, versus 39,800 bpd in the third quarter 2017, of which 24,400 was processed at the Great Falls refinery. In addition, we processed approximately 19,000 bpd of WTI Midland crude oil in third quarter 2018.
Specialty products segment Adjusted EBITDA was $37.0 million in the third quarter 2018, versus $43.0 million in the third quarter 2017. Specialty products third quarter 2018 segment Adjusted EBITDA was impacted by rising feedstock costs, decreased sales volume as a result of maintenance activities at the Princeton refinery, larger Light Louisiana Sweet (“LLS”)/WTI crude price differentials and pricing weakness across the paraffinic base oil market, partially offset by strong performance of the packaged and synthetic specialty products and solvents. Third quarter 2018 results were impacted by a $0.5 million unfavorable LCM inventory adjustment.
Fuel products segment Adjusted EBITDA was $17.5 million during the third quarter 2018, versus $46.3 million in the third quarter 2017, due primarily to the sale of the refinery in Superior, Wisconsin (“Superior Refinery”) in November 2017, decreased sales volume as a result of maintenance activities and higher LLS differentials. These adverse elements were partially offset by widening in the WCS and WTI Midland differentials to NYMEX WTI and investments we have made to upgrade our fuels products. Third quarter 2018 results were impacted by a $1.8 million unfavorable LCM inventory adjustment.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the U.S. Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing two barrels of crude oil into one barrel of gasoline and one barrel of ultra-low sulfur diesel fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the third quarter 2018, the Gulf Coast crack spread averaged approximately $18 per barrel compared to approximately $20 per barrel in the prior year period, an approximate 10% decrease. The Gulf Coast ULSD crack spread averaged approximately $20 per barrel during the third quarter 2018 and 2017. The Gulf Coast gasoline crack spread averaged approximately $16 per barrel during the third quarter 2018, compared to approximately $20 per barrel in the prior year period.
In September 2017, we implemented the first phase of our new enterprise resource planning (“ERP”) software system, to provide better information and enable us to manage our business operations more effectively, including processing sales orders and invoicing, inventory control, purchasing and supply chain management and financial reporting. However, the implementation of our ERP system resulted in operating and reporting disruptions, including limitations on our ability to ship product and bill customers, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines. During the three and nine months ended September 30, 2018, we incurred approximately $3.0 million and $9.1 million, respectively, of expenses related to the ERP implementation. A majority of the expenses were associated with stabilizing the ERP system. We expect that we will continue to incur costs related to our ERP system for the remainder of 2018 as we stabilize the system and then embark on a number of enhancements to achieve the expected results for the implementation.
Liquidity Update
As of September 30, 2018, we had total liquidity of $406.3 million comprised of $65.5 million of unrestricted cash and availability under our revolving credit facility of $340.8 million. As of September 30, 2018, we had a $370.1 million borrowing base, $29.2 million in outstanding standby letters of credit and approximately $0.1 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.
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
During 2018, we have received $41.1 million in proceeds related to the sale of the Superior Refinery, of which $16.1 million was received in the third quarter of 2018.
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
During the third quarter 2018, we recognized RINs expense of $1.8 million, compared to expense of $12.3 million, for the third quarter 2017. For the full-year 2018, we anticipate our gross RINs obligation will decrease to 85 million RINs, given the recent divestiture of the Superior Refinery. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full-year 2018. The gross RINs obligations exclude the potential for any subsequent hardship waivers.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue.
2018 Capital Spending Forecast
We estimate our capital expenditures will be between $70 million and $80 million in 2018.
Key Performance Measures
Our sales and net income (loss) are principally affected by the price of crude oil, demand for specialty products and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Production Volume. The following table sets forth information about our combined operations from continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	100,793	146,228	(31.1)%	97,150	139,011	(30.1)%
Total feedstock runs (2)	101,220	137,528	(26.4)%	94,866	135,435	(30.0)%
Facility production: (3)
Specialty products:
Lubricating oils	11,716	14,220	(17.6)%	11,840	15,095	(21.6)%
Solvents	7,728	7,868	(1.8)%	7,812	7,819	(0.1)%
Waxes	1,106	1,462	(24.4)%	1,172	1,437	(18.4)%
Packaged and synthetic specialty products (4)	2,052	1,999	2.7%	2,314	2,370	(2.4)%
Other	3,106	2,679	15.9%	2,305	2,025	13.8%
Total	25,708	28,228	(8.9)%	25,443	28,746	(11.5)%
Fuel products:
Gasoline	21,514	38,655	(44.3)%	20,179	37,819	(46.6)%
Diesel	30,818	36,335	(15.2)%	27,315	34,723	(21.3)%
Jet fuel	3,060	5,381	(43.1)%	3,168	5,812	(45.5)%
Asphalt, heavy fuels and other	21,174	31,969	(33.8)%	19,673	31,703	(37.9)%
Total	76,566	112,340	(31.8)%	70,335	110,057	(36.1)%
Total facility production (3)	102,274	140,568	(27.2)%	95,778	138,803	(31.0)%
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

The decrease in total sales volume for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, is due primarily to the divestiture of the Superior Refinery in November 2017 and decreased production due to maintenance activities.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The decrease in total feedstock runs for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, is due primarily to the divestiture of the Superior refinery in November 2017 and decreased production due to maintenance activities.

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

The change in total facility production for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, is due primarily to the operational items discussed above in footnote 2.

(4)	Represents production of finished lubricants and chemicals specialty products including the products from the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Sales	$953.5	$1,026.5	$2,649.5	$2,880.0
Cost of sales	849.2	898.8	2,308.6	2,479.1
Gross profit	104.3	127.7	340.9	400.9
Operating costs and expenses:
Selling	11.7	14.4	37.0	45.8
General and administrative	30.7	40.4	103.2	103.4
Transportation	36.4	29.9	99.7	101.2
Taxes other than income taxes	5.9	6.8	13.2	16.8
Asset impairment	—	—	—	0.4
Other operating (income) expense	(2.0)	3.8	(18.7)	6.8
Operating income	21.6	32.4	106.5	126.5
Other income (expense):
Interest expense	(37.7)	(47.4)	(120.4)	(135.8)
Debt extinguishment costs	—	—	(58.8)	—
Loss on derivative instruments	(2.7)	(12.0)	(2.0)	(5.0)
Other	3.2	0.8	5.6	1.5
Total other expense	(37.2)	(58.6)	(175.6)	(139.3)
Net loss from continuing operations before income taxes	(15.6)	(26.2)	(69.1)	(12.8)
Income tax expense (benefit) from continuing operations	0.4	(0.1)	1.0	(0.2)
Net loss from continuing operations	$(16.0)	$(26.1)	$(70.1)	$(12.6)
Net income (loss) from discontinued operations, net of tax	$(0.5)	$2.5	$(3.1)	$(7.6)
Net loss	$(16.5)	$(23.6)	$(73.2)	$(20.2)
EBITDA	$51.2	$72.3	$137.0	$245.1
Adjusted EBITDA	$54.3	$95.7	$208.2	$276.0
Distributable Cash Flow	$10.0	$40.2	$69.5	$116.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(16.5)	$(23.6)	$(73.2)	$(20.2)
Add:
Interest expense	37.7	47.4	120.4	135.8
Depreciation and amortization	29.6	48.6	88.8	130.6
Income tax expense (benefit)	0.4	(0.1)	1.0	(1.1)
EBITDA	$51.2	$72.3	$137.0	$245.1
Add:
Unrealized (gain) loss on derivative instruments	$2.4	$9.7	$(0.4)	$(2.2)
Realized loss on derivatives, not included in net loss or settled in a prior period	0.7	—	2.8	—
Amortization of turnaround costs	2.7	6.4	8.7	20.4
Impairment charges	—	—	—	0.4
Debt extinguishment costs	—	—	58.8	—
Equity based compensation and other items	(2.7)	7.3	1.3	12.3
Adjusted EBITDA	$54.3	$95.7	$208.2	$276.0
Less:
Replacement and environmental capital expenditures (1)	$4.4	$10.2	$16.0	$21.1
Cash interest expense (2)	36.0	44.6	114.3	128.2
Turnaround costs	3.5	1.0	11.1	11.3
Loss from unconsolidated affiliates	—	(0.2)	(3.7)	(0.4)
Income tax expense (benefit)	0.4	(0.1)	1.0	(1.1)
Distributable Cash Flow	$10.0	$40.2	$69.5	$116.9

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash used in operating activities:
Distributable Cash Flow	$69.5	$116.9
Add:
Replacement and environmental capital expenditures (1)	16.0	21.1
Cash interest expense (2)	114.3	128.2
Turnaround costs	11.1	11.3
Loss from unconsolidated affiliates	(3.7)	(0.4)
Income tax expense (benefit)	1.0	(1.1)
Adjusted EBITDA	$208.2	$276.0
Less:
Unrealized gain on derivative instruments	$(0.4)	$(2.2)
Realized loss on derivatives, not included in net loss or settled in a prior period	2.8	—
Amortization of turnaround costs	8.7	20.4
Impairment charges	—	0.4
Debt extinguishment costs	58.8	—
Equity based compensation and other items	1.3	12.3
EBITDA	$137.0	$245.1
Add:
Unrealized gain on derivative instruments	$(0.4)	$(2.2)
Cash interest expense (2)	(114.3)	(128.2)
Asset impairment	—	0.4
Equity based compensation	2.8	8.4
Lower of cost or market inventory adjustment	(12.0)	(19.1)
Loss from unconsolidated affiliates	3.7	0.4
Amortization of turnaround costs	8.7	20.4
Debt extinguishment costs	58.8	—
Income tax benefit (expense)	(1.0)	1.1
Changes in assets and liabilities:
Accounts receivable	29.0	(155.1)
Inventories	(34.4)	8.0
Other current assets	(3.8)	(4.8)
Derivative activity	(0.4)	(0.3)
Turnaround costs	(11.1)	(11.3)
Other assets	—	(0.4)
Accounts payable	(32.5)	37.7
Accrued interest payable	(7.0)	2.9
Other current liabilities	(48.7)	(14.7)
Other	(3.7)	8.4
Net cash used in operating activities	$(29.3)	$(3.3)

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net loss:
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$37.0	$43.0	$128.4	$155.7
Fuel products Adjusted EBITDA	17.5	46.3	81.8	117.1
Discontinued operations Adjusted EBITDA	(0.2)	6.4	(2.0)	3.2
Total segment Adjusted EBITDA	$54.3	$95.7	$208.2	$276.0
Less:
Unrealized (gain) loss on derivative instruments	$2.4	$9.7	$(0.4)	$(2.2)
Realized loss on derivatives, not included in net loss or settled in a prior period	0.7	—	2.8	—
Amortization of turnaround costs	2.7	6.4	8.7	20.4
Impairment charges	—	—	—	0.4
Debt extinguishment costs	—	—	58.8	—
Equity based compensation and other items	(2.7)	7.3	1.3	12.3
EBITDA	$51.2	$72.3	$137.0	$245.1
Less:
Interest expense	$37.7	$47.4	$120.4	$135.8
Depreciation and amortization	29.6	48.6	88.8	130.6
Income tax expense (benefit)	0.4	(0.1)	1.0	(1.1)
Net loss	$(16.5)	$(23.6)	$(73.2)	$(20.2)

Changes in Results of Operations for the Three Months Ended September 30, 2018 and 2017
Sales. Sales from continuing operations decreased $73.0 million, or 7.1%, to $953.5 million in the three months ended September 30, 2018, from $1,026.5 million in the same period in 2017. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2018	2017	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$146.6	$148.8	(1.5)%
Solvents	88.3	62.6	41.1%
Waxes	30.1	27.4	9.9%
Packaged and synthetic specialty products (1)	64.0	55.5	15.3%
Other (2)	20.2	11.5	75.7%
Total specialty products	$349.2	$305.8	14.2%
Total specialty products sales volume (in barrels)	2,116,000	2,262,000	(6.5)%
Average specialty products sales price per barrel	$165.03	$135.19	22.1%

Fuel products:
Gasoline	$191.2	$260.5	(26.6)%
Diesel	257.5	241.9	6.4%
Jet fuel	28.1	36.0	(21.9)%
Asphalt, heavy fuel oils and other (3)	127.5	182.3	(30.1)%
Total fuel products	$604.3	$720.7	(16.2)%
Total fuel products sales volume (in barrels)	7,157,000	11,191,000	(36.0)%
Average fuel products sales price per barrel	$84.43	$64.40	31.1%

Total sales	$953.5	$1,026.5	(7.1)%
Total specialty and fuel products sales volume (in barrels)	9,273,000	13,453,000	(31.1)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $43.4 million increase in specialty products segment sales for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Volume	$(19.8)
Sales price	63.2
Total specialty products segment sales increase	$43.4
Specialty products segment sales increased $43.4 million period over period, or 14.2%, primarily due to an increase in the average selling price per barrel, partially offset by a decrease in sales volume. Sales increased $63.2 million compared to the third quarter 2017 due to a $29.84 increase in the average selling price per barrel driven by a nearly $22.00 increase in the average cost of crude oil per barrel. Average selling prices per barrel increased in most product lines due to market conditions. The decrease in sales volume was due primarily to maintenance activities at the Princeton refinery, partially offset by increased sales volumes of solvents and packaged and synthetic specialty products due to market conditions.
The components of the $116.4 million decrease in fuel products segment sales for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Divestiture Impact	$(228.3)
Volume	(27.2)
Sales price	139.1
Total fuel products segment sales decrease	$(116.4)
Fuel products segment sales decreased $116.4 million period over period, or 16.2%, primarily due to the sale of the Superior Refinery in November 2017 and decreased sales volume, partially offset by an increase in the average selling price per barrel. The average selling price per barrel increased $20.03, or 31.1%, resulting in a $139.1 million increase in sales, compared to a nearly $19.00 increase in the average cost of crude oil per barrel. The increase in the average selling price per barrel was primarily due to market conditions. Sales volume decreased 36.0% primarily due to the divestiture of the Superior Refinery in November 2017 and decreased production due to maintenance activities.
Gross Profit. Gross profit from continuing operations decreased $23.4 million, or 18.3%, to $104.3 million in the three months ended September 30, 2018, from $127.7 million in the same period in 2017. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended September 30,
	2018	2017	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$72.3	$69.7	3.7%
Percentage of sales	20.7%	22.8%
Specialty products gross profit per barrel	$34.17	$30.81	10.9%
Fuel products:
Gross profit	$32.0	$58.0	(44.8)%
Percentage of sales	5.3%	8.0%
Fuel products gross profit per barrel	$4.47	$5.18	(13.7)%
Total gross profit	$104.3	$127.7	(18.3)%
Percentage of sales	10.9%	12.4%
The components of the $2.6 million increase in specialty products segment gross profit for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2017 reported gross profit	$69.7
Cost of materials	(47.6)
Volume	(7.7)
LCM inventory adjustment	(6.7)
Operating costs	1.4
Sales price	63.2
Three months ended September 30, 2018 reported gross profit	$72.3
The increase in specialty products segment gross profit of $2.6 million for the three months ended September 30, 2018, as compared to the same period in 2017, was due primarily to an increase in the average selling price per barrel and decreased operating costs, partially offset by increased cost of materials, decreased sales volume and a decrease in the favorable LCM adjustment. Sales price and cost of materials, net, increased gross profit by $15.6 million, as the average selling price per barrel increased $29.84 compared to an increase of nearly $22.00 in the average cost of crude oil per barrel. The decrease in sales volume was due primarily to decreased production at the Princeton refinery due to maintenance activities, partially offset by increased sales volumes of packaged and synthetic specialty products due to market conditions that resulted in a shift in product mix. The decrease in operating costs was primarily due to decreased depreciation and amortization, partially offset by increased repairs and maintenance.
The components of the $26.0 million decrease in fuel products segment gross profit for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2017 reported gross profit	$58.0
Cost of materials	(138.1)
Divestiture impact	(22.2)
LCM inventory adjustment	(8.6)
Volume	(6.3)
Operating costs	3.0
RINS expense	7.1
Sales price	139.1
Three months ended September 30, 2018 reported gross profit	$32.0
The decrease in fuel products segment gross profit of $26.0 million for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the sale of the Superior Refinery in November 2017, increased cost of materials, decreased sales volume and an $8.6 million unfavorable LCM inventory adjustment, partially offset by widening crude oil differentials, decreased operating costs, and a decrease in RINs expense. During the third quarter 2018 period, the average cost of crude oil per barrel increased nearly $19.00 and the average selling price per barrel increased by $20.03. Decreased volume was primarily due to the sale of the Superior Refinery as well as a decrease in production due to maintenance activities during the quarter. The decrease in operating costs was primarily due to decreased utilities and depreciation and amortization, partially offset by increased repairs and maintenance. The decrease in RINs expense primarily resulted from decreased RINs market pricing.
Selling. Selling expenses from continuing operations decreased $2.7 million, or 18.8%, to $11.7 million in the three months ended September 30, 2018, from $14.4 million in the same period in 2017. The decrease was due primarily to a $1.2 million decrease in depreciation and amortization, a $1.0 million decrease in bad debt expense, a $0.4 million decrease in professional fees and decreases related to the sale of the Superior Refinery.
General and administrative. General and administrative expenses from continuing operations decreased $9.7 million, or 24.0%, to $30.7 million in the three months ended September 30, 2018, from $40.4 million in the same period in 2017. The decrease was primarily due to a $7.7 million decrease in incentive compensation costs, a $4.0 million decrease in professional fees including ERP costs, a $0.6 million decrease in communication costs, a $0.3 million decrease in legal settlements and decreases related to the sale of the Superior Refinery, partially offset by a $1.3 million increase in depreciation and amortization and a $1.8 million increase in salaries and benefits.
Transportation. Transportation expenses from continuing operations increased $6.5 million, or 21.7%, to $36.4 million in the three months ended September 30, 2018, from $29.9 million in the same period in 2017. This increase was due primarily to an increase in outbound shipments for which we have procured the freight costs on behalf of the customer.
Interest expense. Interest expense from continuing operations decreased $9.7 million, or 20.5%, to $37.7 million in the three months ended September 30, 2018, from $47.4 million in the same period in 2017, due primarily to the redemption of the 2021 Secured Notes in April 2018 and decreased revolving credit facility borrowings, partially offset by an increase in interest related to the Supply and Offtake Agreements (defined below) and decreased capitalized interest.
Derivative activity. The following table details the impact of our derivative instruments from continuing operations on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
	(In millions)
Realized loss on derivative instruments	$(0.3)	$(2.3)
Unrealized loss on derivative instruments	$(2.4)	$(9.7)
Total derivative loss reflected in the unaudited condensed consolidated statements of operations	$(2.7)	$(12.0)
Total loss on commodity derivative settlements	$(0.3)	$(2.3)

Loss on derivative instruments. Loss on derivative instruments decreased $9.3 million to $2.7 million in the three months ended September 30, 2018, from a loss of $12.0 million in the prior year period. The change was primarily due to decreases in unrealized losses of $7.3 million and realized losses of $2.0 million. The decrease in unrealized losses was primarily due to a $13.8 million decrease in unrealized losses on crude oil and diesel swaps used to economically hedge purchases and sales driven by market conditions, partially offset by an increase in unrealized losses of $6.5 million on embedded derivatives associated with our Supply and Offtake Agreements (defined below). The increase in realized losses was primarily related to settlements of derivative instruments used to economically hedge crack spreads, crude oil and natural gas.
Net loss from discontinued operations. Net loss from discontinued operations was $0.5 million for three months ended September 30, 2018 compared to net income of $2.5 million in three months ended September 30, 2017. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. The loss of $0.5 million for the three months ended September 30, 2018 relates to a legal reserve and lease terminations. The 2017 discontinued operations represents the operating results. Increases in crude oil and natural gas prices impacted customers’ drilling and production activities during 2017. Refer to Note 5 - “Discontinued Operations” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
Changes in Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Sales. Sales from continuing operations decreased $230.5 million, or 8.0%, to $2,649.5 million in the nine months ended September 30, 2018, from $2,880.0 million in the same period in 2017. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2018	2017	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$448.3	$453.2	(1.1)%
Solvents	254.3	198.7	28.0%
Waxes	87.8	87.4	0.5%
Packaged and synthetic specialty products (1)	204.9	198.0	3.5%
Other (2)	58.3	48.8	19.5%
Total specialty products	$1,053.6	$986.1	6.8%
Total specialty products sales volume (in barrels)	6,589,000	7,272,000	(9.4)%
Average specialty products sales price per barrel	$159.90	$135.60	17.9%

Fuel products:
Gasoline	$528.8	$736.1	(28.2)%
Diesel	681.5	658.9	3.4%
Jet fuel	78.9	106.4	(25.8)%
Asphalt, heavy fuel oils and other (3)	306.7	392.5	(21.9)%
Total fuel products	$1,595.9	$1,893.9	(15.7)%
Total fuel products sales volume (in barrels)	19,933,000	30,678,000	(35.0)%
Average fuel products sales price per barrel	$80.06	$61.73	29.7%

Total sales	$2,649.5	$2,880.0	(8.0)%
Total specialty and fuel products sales volume (in barrels)	26,522,000	37,950,000	(30.1)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $67.5 million increase in specialty products segment sales for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Volume	(92.7)
Sales price	160.2
Total specialty products segment sales increase	$67.5
Specialty products segment sales increased $67.5 million period over period, or 6.8%, primarily due to an increase in the average selling price per barrel, partially offset by lower sales volume. Sales increased $160.2 million compared to the same period in 2017 due to a $24.30 increase in the average selling price per barrel, driven by an over $18.00 increase in the average cost of crude oil per barrel. Average selling prices per barrel increased in most product lines due to market conditions. The decrease in sales volume is due primarily to decreased sales volume as a result of maintenance activities at the Princeton and Shreveport refineries, partially offset by higher sales volume of solvents and packaged and synthetic specialty products due to market conditions.
The components of the $298.0 million decrease in fuel products segment sales for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Divestiture impact	$(574.6)
Volume	(77.2)
Sales price	353.8
Total fuel products segment sales decrease	$(298.0)
Fuel products segment sales decreased $298.0 million period over period, or 15.7%, primarily due to the sale of the Superior Refinery in November 2017 and decreased sales volume, partially offset by an increase in the average selling price per barrel. The average selling price per barrel increased $18.33, or 29.7%, resulting in a $353.8 million increase in sales, driven by an over $16.00 increase in the average cost of crude oil per barrel. The increase in the average selling price per barrel is primarily due to market conditions. Sales volume decreased 35.0% primarily due to the sale of the Superior Refinery in 2017 and decreased production at the Shreveport refinery due to maintenance activities.

Gross Profit. Gross profit from continuing operations decreased $60.0 million, or 15.0%, to $340.9 million in the nine months ended September 30, 2018, from $400.9 million in the same period in 2017. Gross profit for our specialty and fuel products segments was as follows:

	Nine Months Ended September 30,
	2018	2017	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$229.9	$255.0	(9.8)%
Percentage of sales	21.8%	25.9%
Specialty products gross profit per barrel	$34.89	$35.07	(0.5)%
Fuel products:
Gross profit	$111.0	$145.9	(23.9)%
Percentage of sales	7.0%	7.7%
Fuel products gross profit per barrel	$5.57	$4.76	17.0%
Total gross profit	$340.9	$400.9	(15.0)%
Percentage of sales	12.9%	13.9%
The components of the $25.1 million decrease in specialty products segment gross profit for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2017 reported gross profit	$255.0
Cost of materials	(141.7)
Volume	(38.2)
Operating costs	(2.7)
LCM inventory adjustment	(2.7)
Sales price	160.2
Nine months ended September 30, 2018 reported gross profit	$229.9
The decrease in specialty products segment gross profit of $25.1 million for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to increased cost of materials, decreased sales volume, increased operating costs and a $2.7 million decrease in the favorable LCM inventory adjustment, partially offset by an increase in the average selling price per barrel. Sales price and cost of materials, net, increased gross profit by $18.5 million, as the average selling price per barrel increased $24.30, while the average cost of crude oil per barrel increased over $18.00. The decrease in sales volume is due primarily to decreased production at the Princeton and Shreveport refineries due to maintenance activities, partially offset by higher sales volume of solvents and packaged and synthetic specialty products due to stronger market conditions. The increase in operating costs was primarily due to increased repairs and maintenance, partially offset by decreased utilities and depreciation and amortization.

The components of the $34.9 million decrease in fuel products segment gross profit for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2017 reported gross profit	$145.9
Cost of materials	(297.6)
Divestiture impact	(93.4)
Volume	(15.2)
Operating costs	(3.5)
LCM inventory adjustment	3.1
RINs expense	17.9
Sales price	353.8
Nine months ended September 30, 2018 reported gross profit	$111.0
The decrease in fuel products segment gross profit of $34.9 million for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the sale of the Superior Refinery in November 2017, increased cost of materials, decreased sales volume and increased operating costs, partially offset widening crude oil differentials, decreased RINs expense of $17.9 million, and a $3.1 million increase in the favorable LCM inventory adjustment. During the 2018 period, the average cost of crude oil per barrel increased over $16.00, while the average selling price per barrel increased by $18.33. Decreased volume in almost all product lines was primarily due to decreased production at the Shreveport refinery due to maintenance activities. The $3.5 million increase in operating costs was primarily due to increased depreciation and amortization and repairs and maintenance, partially offset by decreased utilities. The decrease in RINs expense primarily resulted from decreased RINs market pricing, partially offset by a reduction in the RINs liability as a result of receiving approval for the small refinery exemption from the EPA for certain refineries in 2017.
Selling. Selling expenses from continuing operations decreased $8.8 million, or 19.2% to $37.0 million in the nine months ended September 30, 2018, from $45.8 million in the same period in 2017. The decrease was primarily due to a $4.3 million decrease in bad debt expense, a $3.5 million decrease in depreciation and amortization, a $0.6 million decrease in commissions, a $0.4 million decrease in labor and benefits and decreases related to the sale of the Superior Refinery, partially offset by an increase of $0.3 million in professional fees.
General and administrative. General and administrative expenses from continuing operations decreased $0.2 million, or 0.2%, to $103.2 million in the nine months ended September 30, 2018, from $103.4 million in the same period in 2017. The decrease was primarily due to an $8.2 million decrease in incentive compensation costs, a $3.5 million decrease in professional fees including ERP costs and decreases related to the sale of the Superior Refinery, partially offset by a $5.2 million increase in depreciation and amortization, a $3.8 million increase in salaries and benefits, a $1.8 million increase in information technology and hardware maintenance costs and a $1.1 million increase in communication expenses.
Other operating (income) expense. Other operating (income) expense from continuing operations increased $25.5 million, or 375.0%, to income of $18.7 million in the nine months ended September 30, 2018, from expense of $6.8 million in the same period in 2017. This increase was due primarily to a reduction of the RINs liability associated with the Superior Refinery which was sold in November 2017 as a result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for the 2017 compliance year, decreased RINs market pricing and decreased environmental reserves.
Interest expense. Interest expense from continuing operations decreased $15.4 million, or 11.3%, to $120.4 million in the nine months ended September 30, 2018, from $135.8 million in the same period in 2017, primarily due to the redemption of the 2021 Secured Notes in April 2018 and decreased revolving credit facility borrowings, partially offset by an increase in interest related to the Supply and Offtake Agreements (defined below) and decreased capitalized interest.
Debt extinguishment costs. The Company incurred debt extinguishment costs from continuing operations of $58.8 million during the nine months ended September 30, 2018 primarily related to the redemption of the 2021 Secured Notes which were redeemed in April 2018. There was no similar activity during the same period in 2017.

Derivative activity. The following table details the impact of our derivative instruments from continuing operations on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Realized loss on derivative instruments	$(2.4)	$(7.2)
Unrealized gain on derivative instruments	0.4	2.2
Total derivative loss reflected in the unaudited condensed consolidated statements of operations	$(2.0)	$(5.0)
Total loss on commodity derivative settlements	$(2.4)	$(7.2)
Loss on derivative instruments. Loss on derivative instruments decreased $3.0 million to $2.0 million in the nine months ended September 30, 2018, from $5.0 million in the prior year period. The change was primarily due to a $4.8 million decrease in realized losses, offset by a $1.8 million decrease in unrealized gains. The decrease in unrealized gains was primarily due to a $10.7 million increase in unrealized gains on crude oil and diesel swaps used to economically hedge purchases and sales driven by market conditions, offset by an increase in unrealized losses of $12.5 million on embedded derivatives associated with our Supply and Offtake Agreements (defined below). The decrease in realized losses was primarily related to settlements of derivative instruments used to economically hedge crack spreads, crude oil and natural gas.
Net loss from discontinued operations. Net loss from discontinued operations was $3.1 million for nine months ended September 30, 2018 compared to $7.6 million in nine months ended September 30, 2017. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. The loss of $3.1 million for the nine months ended September 30, 2018 relates to a legal reserve and lease terminations. The 2017 discontinued operations represents the operating results. Increases in crude oil and natural gas prices impacted customers’ drilling and production activities during 2017. Refer to Note 5 - “Discontinued Operations” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

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
Cash Flows from Operating, Investing and Financing Activities
We are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations, including a significant, sudden decrease in crude oil prices, would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which we expect would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that do not qualify as hedges will impact operating cash flow in the period settled.
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net cash used in operating activities	$(29.3)	$(3.3)
Net cash provided by (used in) investing activities	13.5	(45.6)
Net cash provided by (used in) financing activities	(433.0)	71.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(448.8)	$22.3
Operating Activities. Operating activities used cash of $29.3 million during the nine months ended September 30, 2018, compared to using cash of $3.3 million during the same period in 2017. The change is primarily due to decreased working capital requirements of $5.6 million, decreased cash used from discontinued operations of $22.0 million, offset by an increased net loss from continuing and discontinued operations of $57.5 million. Working capital decreases were primarily driven by the sale of the Superior Refinery in November 2017 and decreased accounts receivable as a result of timing of payments, partially offset by decreased accounts payable as a result of timing of payments, increased inventory and decreased accrued salaries, wages and benefits as a result of incentive compensation payments.
Investing Activities. Investing activities provided cash of $13.5 million during the nine months ended September 30, 2018, compared to using cash of $45.6 million during the prior year period. The change is primarily due to $48.4 million of net cash received as a result of the sale of the Superior Refinery and Anchor, $9.9 million of cash received for the sale of PACNIL and a decrease of $4.0 million for capital expenditures, partially offset by payments of $3.8 million for the acquisition of Biosynthetic Technologies.
Financing Activities. Financing activities used cash of $433.0 million in the nine months ended September 30, 2018, compared to providing $71.2 million during the prior year period. This change is primarily due to the payment of $446.6 million in the redemption of the 2021 Secured Notes (including debt extinguishment costs) in 2018, decreased proceeds from the Supply and Offtake Agreements (defined below) of $75.2 million for the period, partially offset by decreased payments on revolving credit facility borrowings of $10.0 million and increased proceeds from other financing obligations of $4.6 million.
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
On June 19, 2017, we entered into several agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements,” and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). The Shreveport Supply and Offtake Agreements expire on June 30, 2020; however, Macquarie has the option to terminate the Shreveport Supply and Offtake Agreements with nine months’ notice any time prior to June 2019 and we have the option to terminate with ninety days’ notice at any time.

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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Capital improvement expenditures	$17.3	$19.3
Replacement capital expenditures	9.5	14.3
Environmental capital expenditures	6.5	6.8
Turnaround capital expenditures	21.8	11.3
Total	$55.1	$51.7
We estimate our capital expenditures will be between $70 million and $80 million in 2018. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
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
Debt and Credit Facilities
As of September 30, 2018, our primary debt and credit instruments consisted of the following:

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

We were in compliance with all covenants under the debt instruments in place as of September 30, 2018 and believe we have adequate liquidity to conduct our business.
Short Term Liquidity
As of September 30, 2018, our principal sources of short-term liquidity were (i) $340.8 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $65.5 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
On February 23, 2018, we entered into a $600.0 million amended and restated senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the revolving credit facility and agreed upon by us and the Agent (as defined in the revolving credit facility agreement). On September 30, 2018, we had availability on our revolving credit facility of approximately $340.8 million, based on a borrowing base of approximately $370.1 million, $29.2 million in outstanding standby letters of credit and approximately $0.1 million in outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. During the quarter ended September 30, 2018, the maximum revolving credit facility borrowing was $25.0 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended September 30, 2018, availability for additional borrowings under our revolving credit facility was approximately $319.0 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option which margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the first loaned in and last to be repaid out (“FILO”) tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. As of September 30, 2018, this margin was 50 basis points for prime, 150 basis points for LIBOR, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2018, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. As of December 31, 2017, we had $400.0 million in 2021 Secured Notes, $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. For more information regarding the redemption of our 2021 Secured Notes, see Note 9 - “Long-Term Debt” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2018, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 1.5 to 1.0.
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
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of September 30, 2018. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.

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
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of September 30, 2018, at current maturities and reflecting only those line items that have materially changed since December 31, 2017, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$467.8	$118.8	$232.8	$75.0	$41.2
Operating lease obligations (2)	82.4	27.4	32.6	14.2	8.2
Letters of credit (3)	29.2	28.8	0.4	—	—
Purchase commitments (4)	507.9	333.0	64.5	42.0	68.4
Employment agreements (5)	1.6	1.0	0.6	—	—
Financing activities:
Obligations under inventory financing agreements	138.8	138.8	—	—	—
Capital lease obligations	41.8	1.5	1.9	2.4	36.0
Long-term debt obligations, excluding capital lease obligations	1,580.6	1.4	903.0	676.1	0.1
Total obligations	$2,850.1	$650.7	$1,235.8	$809.7	$153.9

(1)
Interest on long-term debt at contractual rates and maturities relates primarily to interest on our senior notes, revolving credit facility interest and fees and interest on our capital lease obligations, which excludes the adjustment for the interest rate swap agreement.

(2)
We have various operating leases primarily for railcars, the use of land, storage tanks, compressor stations, equipment, precious metals and office facilities that extend through July 2055. As a result of the adoption of ASU 2016-02 which is effective for fiscal years beginning after December 15, 2018, each of the Company’s operating leases will be recognized on the balance sheet as a right of use asset and lease liability.

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

We have a feedstock purchase agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Feedstock Agreement”). Pursuant to the LVT Feedstock Agreement, Phillips 66 is obligated to supply a minimum quantity of feedstock for the LVT unit effective through December 31, 2020. Based upon the minimum supply quantity, we expect to purchase $121.1 million of feedstock for the LVT unit in the term of the agreement extension based on pricing estimates as of September 30, 2018. This amount is not included in the table above.
For additional information regarding our expected capital and turnaround expenditures for the remainder of 2018, for which we have not contractually committed, refer to “Capital Expenditures” above.

Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt or operating lease transactions during the three and nine months ended September 30, 2018.
Critical Accounting Policies and Estimates
For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report. There have been no material changes to such policies that occurred during the quarterly period ended September 30, 2018.
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

We have entered into WCS crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. The following table provides a summary of the WCS crude oil basis swaps as of September 30, 2018 in our fuel products segment:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	184,184	2,000	$26.13
First Quarter 2019	90,000	1,000	$22.20
Second Quarter 2019	91,000	1,000	$22.20
Third Quarter 2019	92,000	1,000	$22.20
Fourth Quarter 2019	92,000	1,000	$22.20
Total	549,184
Average price			$22.99
We have entered into WCS crude oil percentage basis swaps to secure a percentage differential on WCS crude oil to NYMEX WTI. The following table provides a summary of crude oil percentage basis swap contracts related to crude oil purchases as of September 30, 2018 in our fuel products segment:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	66.32%
Second Quarter 2019	455,000	5,000	66.32%
Third Quarter 2019	460,000	5,000	66.32%
Fourth Quarter 2019	460,000	5,000	66.32%
Total	1,825,000
Average percentage			66.32%

We have entered into WTI Midland crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WTI Midland and NYMEX WTI. The following table provides a summary of the Midland crude oil basis swaps as of September 30, 2018 in our fuel products segment:

Midland Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	1,150,000	12,500	$15.54
First Quarter 2019	765,000	8,500	$13.01
Second Quarter 2019	773,500	8,500	$11.74
Total	2,688,500
Average price			$13.43

Midland Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	623,000	6,772	$9.85
Total	623,000
Average price			$9.85

We have entered into derivative instruments related to diesel crack spread sales. The following table provides a summary of diesel crack spread swaps as of September 30, 2018 in our fuel products segment:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Fourth Quarter 2018	184,000	2,000	$24.75
First Quarter 2019	90,000	1,000	$26.80
Second Quarter 2019	91,000	1,000	$26.80
Third Quarter 2019	92,000	1,000	$26.80
Fourth Quarter 2019	92,000	1,000	$26.80
Total	549,000
Average price			$26.39
We have entered into crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. The following table provides a summary of the diesel percent basis crack spread swaps as of September 30, 2018 in our fuel products segment:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	138.38%
Second Quarter 2019	455,000	5,000	138.38%
Third Quarter 2019	460,000	5,000	138.38%
Fourth Quarter 2019	460,000	5,000	138.38%
Total	1,825,000
Average percentage			138.38%
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
Holding other variables related to RINs requirements constant, a $1.00 increase in the price of RINs as of September 30, 2018, would be expected to have a negative impact on net loss for 2018 of approximately $23.8 million.
Interest Rate Risk
Our exposure to interest rate changes on fixed rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of September 30, 2018 and December 31, 2017, which we disclose in Note 9 — “Long-Term Debt” and Note 11 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Secured Notes	$—	$—	$456.4	$387.6
2021 Notes	$899.8	$894.2	$896.4	$892.5
2022 Notes	$351.9	$345.5	$352.4	$344.8
2023 Notes	$325.5	$319.9	$327.7	$319.1
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of September 30, 2018, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had approximately $0.1 million outstanding variable rate debt as of September 30, 2018 and $0.2 million as of December 31, 2017.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as described below.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
As previously disclosed, on October 29, 2018, Calumet GP, LLC (the “Company”), the general partner of Calumet Specialty Products Partners, L.P. (the “Partnership”), appointed Daniel L. Sheets to serve as a member of the board of directors of the Company (the “Board”). On November 7, 2018, Mr. Sheets was appointed to the Audit Committee and the Leadership and Talent Committee of the Board. In connection with his appointment to the Audit Committee, the Board affirmatively determined that Mr. Sheets was qualified as financially literate, as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ Stock Market, LLC and the provisions of our limited partnership agreement. Mr. Sheets will be entitled to receive compensation for his committee service in accordance with the compensation program in place for other non-employee directors, prorated for 2018.

Item 6. Exhibits

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	November 9, 2018	By:	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Accounting Officer
(Authorized Person and Principal Accounting Officer)