Form 10-Q
period 2019-03-31
Calumet Specialty Products Partners, L.P.
filed 2019-05-10
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	CLMT	The NASDAQ Stock Market LLC
On May 10, 2019, there were 77,469,501 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three Months Ended March 31, 2019

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iii) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (iv) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (v) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (vi) our access to inventory financing under our supply and offtake agreements, (vii) our ability to remediate the identified material weaknesses and further strengthen the overall controls surrounding information systems, (viii) the future effectiveness of our new enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations and (ix) the SEC investigation generally related to our finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part I, Item 1A “Risk Factors” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”) and (ii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$152.9	$155.7
Accounts receivable, net:
Trade	241.8	177.7
Other	24.0	20.3
	265.8	198.0
Inventories	291.1	284.1
Derivative assets	28.4	18.3
Prepaid expenses and other current assets	17.5	13.9
Total current assets	755.7	670.0
Property, plant and equipment, net	1,069.0	1,098.1
Investment in unconsolidated affiliates	25.4	25.4
Goodwill	171.4	171.4
Other intangible assets, net	83.8	88.0
Operating lease right-of-use assets	134.4	—
Other noncurrent assets, net	30.7	34.6
Total assets	$2,270.4	$2,087.5
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$237.7	$200.6
Accrued interest payable	44.3	30.7
Accrued salaries, wages and benefits	20.7	25.7
Other taxes payable	18.1	15.2
Obligations under inventory financing agreements	111.8	105.3
Other current liabilities	70.1	33.8
Current portion of operating lease liabilities	61.3	—
Current portion of long-term debt	2.2	3.8
Total current liabilities	566.2	415.1
Pension and postretirement benefit obligations	4.5	4.5
Other long-term liabilities	1.4	1.5
Long-term operating lease liabilities	73.6	—
Long-term debt, less current portion	1,541.2	1,600.7
Total liabilities	2,186.9	2,021.8
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 77,469,501 units and 77,177,159 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	77.8	61.6
General partner’s interest	13.2	12.8
Accumulated other comprehensive loss	(7.5)	(8.7)
Total partners’ capital	83.5	65.7
Total liabilities and partners’ capital	$2,270.4	$2,087.5
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(In millions, except per unit and unit data)
Sales	$851.3	$750.5
Cost of sales	715.3	637.3
Gross profit	136.0	113.2
Operating costs and expenses:
Selling	13.3	14.7
General and administrative	34.9	40.6
Transportation	35.9	30.3
Taxes other than income taxes	5.1	1.9
Loss on impairment and disposal of assets	11.7	0.5
Other operating (income) expense	1.3	(16.1)
Operating income	33.8	41.3
Other income (expense):
Interest expense	(32.3)	(45.2)
Gain (loss) from debt extinguishment	0.4	(0.6)
Gain (loss) on derivative instruments	9.1	(0.1)
Other	5.3	1.5
Total other expense	(17.5)	(44.4)
Net income (loss) from continuing operations before income taxes	16.3	(3.1)
Income tax benefit from continuing operations	(0.1)	(0.2)
Net income (loss) from continuing operations	$16.4	$(2.9)
Net loss from discontinued operations, net of tax	$—	$(1.9)
Net income (loss)	$16.4	$(4.8)
Allocation of net income (loss):
Net income (loss)	$16.4	$(4.8)
Less:
General partner’s interest in net income (loss)	0.3	(0.1)
Non-vested share based payments	0.1	—
Net income (loss) available to limited partners	$16.0	$(4.7)
Weighted average limited partner units outstanding:
Basic	78,111,551	78,045,360
Diluted	78,175,007	78,045,360
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$0.20	$(0.04)
From discontinued operations	—	(0.02)
Limited partners’ interest	$0.20	$(0.06)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net income (loss)	$16.4	$(4.8)
Other comprehensive income:
Foreign currency translation adjustment	1.2	—
Total other comprehensive income	1.2	—
Comprehensive income (loss) attributable to partners’ capital	$17.6	$(4.8)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2018	$(8.7)	$12.8	$61.6	$65.7
Other comprehensive income	1.2	—	—	1.2
Net income	—	0.3	16.1	16.4
Amortization of phantom units	—	—	0.4	0.4
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.3)	(0.3)
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at March 31, 2019	$(7.5)	$13.2	$77.8	$83.5
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating activities
Net income (loss)	$16.4	$(4.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	1.9
Depreciation and amortization	28.2	29.7
Amortization of turnaround costs	4.8	3.3
Non-cash interest expense	1.9	2.7
(Gain) loss on debt extinguishments	(0.4)	0.6
Unrealized (gain) loss on derivative instruments	2.6	(2.0)
Equity based compensation	2.2	1.1
Lower of cost or market inventory adjustment	(38.9)	(3.1)
Loss on impairment and disposal of assets	11.7	0.5
Operating lease expense	20.8	—
Operating lease payments	(20.6)	—
Other non-cash activities	(4.0)	5.2
Changes in assets and liabilities:
Accounts receivable	(69.8)	44.0
Inventories	31.9	(7.5)
Prepaid expenses and other current assets	(3.5)	(8.5)
Derivative activity	(0.1)	(0.1)
Turnaround costs	(1.7)	(6.8)
Accounts payable	37.2	(9.3)
Accrued interest payable	14.4	1.6
Accrued salaries, wages and benefits	(6.8)	(11.3)
Other taxes payable	2.9	(1.0)
Other liabilities	(1.8)	(55.3)
Net cash provided by (used in) operating activities	27.4	(19.1)
Investing activities
Additions to property, plant and equipment	(9.5)	(17.6)
Investment in unconsolidated affiliate	—	(3.8)
Proceeds from sale of unconsolidated affiliate	5.0	—
Proceeds from sale of business, net	—	28.0
Proceeds from sale of property, plant and equipment	3.6	0.2
Net cash provided by (used in) discontinued investing activities	2.0	(0.5)
Net cash provided by investing activities	1.1	6.3
Financing activities
Proceeds from borrowings — revolving credit facility	—	4.5
Repayments of borrowings — revolving credit facility	—	(4.7)
Repayments of borrowings — senior notes	(23.2)	—
Payments on finance lease obligations	(1.0)	(0.3)
Proceeds from inventory financing agreements	279.2	220.4
Payments on inventory financing agreements	(286.1)	(220.4)
Proceeds from other financing obligations	0.3	—
Payments on other financing obligations	(0.6)	(0.8)
Debt issuance costs	—	(3.6)
Contributions from Calumet GP, LLC	0.1	—
Net cash used in financing activities	(31.3)	(4.9)
Net decrease in cash, cash equivalents and restricted cash	(2.8)	(17.7)
Cash, cash equivalents and restricted cash at beginning of period	155.7	514.3
Cash, cash equivalents and restricted cash at end of period	$152.9	$496.6
Cash and cash equivalents	$152.9	$146.6
Restricted cash	$—	$350.0
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$3.3	$7.2
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Presentation of Financial Statements
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2019, the Company had 77,469,501 limited partner common units and 1,581,010 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
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
The unaudited condensed consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2018 Annual Report.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2019	December 31, 2018
RINs Obligation	$14.2	$15.8
Other (1)	55.9	18.0
Total	$70.1	$33.8
(1) Balance as of March 31, 2019 includes $38.1 million related to the reclassification of the present value of the TexStar finance lease obligation in the first quarter of 2019 from current and long-term debt to other current liabilities. See Note 7 - “Commitments and Contingencies” for further information.
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
Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and all the related amendments to its lease contracts using the modified retrospective method. The effective date was used as the Company’s date of initial application with no restatement of prior periods. As such, prior periods continue to be reported under the accounting standards in effect for those periods. See Note 14 - “Leases” for further information.
On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. Given the Company’s current risk management strategy of not designating any of its derivative positions as hedges, the adoption of this guidance had no effect on our consolidated financial statements. If, in the future, the Company decides to modify its hedging strategies, this new accounting guidance would become applicable and will be applied at that time.
On January 1, 2019, the Company adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This update simplifies the guidance related to nonemployee share-based payments by superseding ASC 505-50 and expanding the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Prior to the issuance of this standard update, nonemployee share-based payments were subject to ASC 505-50 requirements while employee shared-based payments were subject to ASC 718 requirements. ASU 2018-07 is effective for fiscal years (including interim periods) beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2018-07 had no impact on the Company’s consolidated financial statements.
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
Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Three Months Ended March 31,
	2019	2018
Sales by major source
Standard specialty products	$292.3	$253.8
Packaged and synthetic specialty products	59.9	68.0
Total specialty products	$352.2	$321.8

Fuel and fuel related products	$442.9	$395.5
Asphalt	56.2	33.2
Total fuel products	$499.1	$428.7

Total sales	$851.3	$750.5
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for doubtful accounts, from contracts with customers as of March 31, 2019 and December 31, 2018 was $241.8 million and $177.7 million, respectively.
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

4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three months ended March 31, 2019, the Company recorded increases (exclusive of lower of cost or market (“LCM”) adjustments) of $0.9 million, in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers. No such activity occurred in the three months ended March 31, 2018.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $8.2 million higher and $7.8 million lower as of March 31, 2019 and December 31, 2018, respectively.
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
Inventories consist of the following (in millions):

	March 31, 2019			December 31, 2018
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$48.8	$18.2	$67.0	$41.8	$10.6	$52.4
Work in process	36.7	34.8	71.5	40.7	19.2	59.9
Finished goods	119.0	33.6	152.6	127.9	43.9	171.8
	$204.5	$86.6	$291.1	$210.4	$73.7	$284.1

(1)	Amounts represent LIFO value and do not necessarily represent the value of product financing. Refer to Note 8 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended March 31, 2019 and 2018, the Company recorded decreases of $38.9 million and $3.1 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations due to the LCM valuation.
5. Discontinued Operations
On November 21, 2017, Calumet Operating, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, completed the sale to a subsidiary of Q’Max Solutions Inc. (“Q’Max”) of all of the issued and outstanding membership interests in Anchor Drilling Fluids USA, LLC (“Anchor”), for total consideration of approximately $89.6 million (subject to further post-closing adjustments) including a base price of $50.0 million, $14.2 million to be paid at various times over the next two years for net working capital and other items and a 10% equity interest in Fluid Holding Corp. (“FHC”), the parent company of Q’Max (the “Anchor Transaction”). Effective in its fourth quarter of 2017, the Company classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Following the application of certain post-closing adjustments, the adjusted total consideration the Company will receive for the Anchor Transaction is $85.5 million.

As of March 31, 2019 and December 31, 2018, the Company had a $9.1 million and an $11.1 million receivable, respectively, in other accounts receivable in the condensed consolidated balance sheet for the remaining payment of the base price and working capital. Q’Max has agreed to pay the Company approximately $1.0 million per month through November 2019.

The following table summarizes the results of discontinued operations for the periods presented (in millions):

Three Months Ended March 31,
2018
Other	(1.9)
Net loss from discontinued operations net of income taxes	$(1.9)
6. Investment in Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates (in millions):

	March 31, 2019		December 31, 2018
	Investment	Percent Ownership	Investment	Percent Ownership
Fluid Holding Corp.	25.4	10.0%	25.4	10.0%
Total	$25.4		$25.4
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
Biosyn Holdings, LLC and Biosynthetic Technologies
In February 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purpose of acquiring Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. In March 2019, the Company sold its investment in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million which was recorded in the “other” component of other income (expense) on the unaudited condensed consolidated statement of operations. Prior to the sale of Biosyn, the Company accounted for its ownership in Biosyn under the equity method of accounting.
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
Environmental
The Company conducts crude oil and specialty hydrocarbon refining, blending and terminal operations and such activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality. The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HollyFrontier Corporation (the “Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, the Seller provided the Company a notice challenging the Company’s position that the Seller is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under the Seller’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled in excess of $16.1 million as of March 31, 2019, of which $14.6 million was capitalized into the cost of the Company’s refinery expansion project and the remainder was expensed. The Company continues to believe that the Seller is responsible to indemnify the Company for the majority of these remediation expenses disputed by the Seller and on September 22, 2015, the Company initiated a lawsuit against the Seller. On November 24, 2015, the Seller filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The arbitration panel conducted the first phase of the arbitration in July 2018 and issued its ruling on September 13, 2018. In its ruling, the arbitration panel confirmed that the Seller retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the Seller received notice within five years after the sale of the refinery, which claims are as subject to the requirements otherwise set forth in the asset purchase agreement. The second phase of the arbitration regarding damages occurred in April 2019 and the Company expects a decision from the arbitration panel in the coming months. In the event the Company is unsuccessful in the legal dispute with the Seller, the Company will be responsible for the remediation expenses. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.
Renewable Identification Numbers Obligation
In March 2018, the EPA granted the Company’s fuel products refineries a “small refinery exemption” under the RFS for the compliance year 2017, as provided for under the federal Clean Air Act, as amended (“CAA”). In granting those exemptions, the EPA in consultation with the Department of Energy determined that for the compliance year 2017, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries. The Company is currently awaiting the EPA’s decision as to whether it will be granted a “small refinery exemption” in the current year for the compliance year 2018.
The RINs exemptions resulted in a decrease in the RINs Obligation and is charged to cost of sales in the unaudited condensed consolidated statement of operations with the exception of the portion related to the Superior Refinery which was charged to other (income) expense within operating income in the unaudited condensed consolidated statement of operations. As of March 31, 2019 and December 31, 2018, the Company had a RINs Obligation of $14.2 million and $15.8 million, respectively.
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
Labor Matters
The Company has employees covered by various collective bargaining agreements. The below facilities ratified their collective bargaining agreements during the three months ended March 31, 2019 and extended the agreements through the below expiration dates:

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
Other Matters, Claims and Legal Proceedings
The Company was a party to a 2014 Throughput and Deficiency Agreement with TexStar Midstream Logistics, L.P. (“TexStar”) pursuant to which TexStar delivered crude oil to the Company’s San Antonio refinery through a crude oil pipeline system owned and operated by TexStar (the “Pipeline Agreement”). The Pipeline Agreement had an initial term of 20 years and was accounted for as a finance lease on the Company’s condensed consolidated balance sheets. TexStar and the Company have each terminated the Pipeline Agreement for alleged breaches of the agreement. The Company ceased using the asset as of February 28, 2019, wrote off the associated net book value of $10.7 million as impairment and disposal of assets and reclassified the $38.1 million present value of financing lease obligation from current and long-term debt to other current liabilities on the condensed consolidated balance sheet. The Company is in dispute with TexStar over whether any additional monies are owed with TexStar claiming certain minimum amounts of $0.0 - $0.5 million a month continued to be owed through the remainder of the original term of the Pipeline Agreement. The Company believes it will prevail in a dispute over whether further payments are owed, but pending resolution, the Company has chosen to keep the $38.1 million liability on its condensed consolidated balance sheets.
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire but has not contacted Calumet in connection with that investigation or suggested that Calumet is responsible for the fire.  Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. The information currently publicly available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
On May 4, 2018, the SEC requested that the Company and certain of its executives voluntarily produce certain communications and documents prepared or maintained from January 2017 to May 2018 and generally related to the Company’s finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls. Beginning on July 11, 2018, the SEC issued several subpoenas formally requesting the same documents previously subject to the voluntary production requests by the SEC as well as additional, related documents and information. The SEC has also interviewed and taken testimony from current and former Company employees and other individuals and may elect to conduct further interviews in the future. The Company has, from the outset, cooperated with the SEC’s requests and intends to continue to do so. Currently, the Company cannot estimate the timing, or ultimate outcome, including financial impact, if any, resulting from the SEC’s investigation.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of March 31, 2019 and December 31, 2018, the Company had outstanding standby letters of credit of $35.7 million and $35.1 million, respectively, under its revolving credit facility. Refer to Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2019 and December 31, 2018, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which amount may be increased with the consent of the Agent (as defined in the revolving credit facility agreement) to 90% of revolver commitments then in effect ($600.0 million at March 31, 2019 and December 31, 2018).
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
Subsequent to March 31, 2019, the Supply and Offtake Agreements were amended to extend their expiration dates, among other things. See Note 15 - “Subsequent Events” for further discussion.
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
While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s condensed consolidated balance sheets until processed and sold to a third party. Each reporting period, the Company will record liabilities in an amount equal to the amount the Company expects to pay to repurchase the inventory held by Macquarie based on market prices at the termination date included in obligations under inventory financing agreements in the condensed consolidated balance sheets. The Company has determined that the redemption feature on the initially recognized liabilities related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. For more information on the valuation of the associated derivatives, see Note 10 - “Derivatives” and Note 11 - “Fair Value Measurements.” The embedded derivatives will be recorded in obligations under inventory financing agreements on the condensed consolidated balance sheets. The cash flow impact of the embedded derivatives will be classified as a change in inventory financing activity in the financing activities section in the unaudited condensed consolidated statements of cash flows.
For the three months ended March 31, 2019 and 2018, the Company incurred $1.8 million and $1.7 million, respectively, for financing costs related to the Supply and Offtake Agreements and is included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided collateral of $9.5 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations under inventory financing agreements pursuant to a master netting agreement.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited condensed consolidated statements of cash flows. As of March 31, 2019 and December 31, 2018, the capacity of the Deferred Payment Arrangement was $26.2 million and $21.9 million, respectively, and the Company had $26.8 million and $20.4 million deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remains outstanding as of March 31, 2019.
9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rate of 0.2% and 6.0% for the three months ended March 31, 2019 and year ended December 31, 2018, respectively.	$—	$—
Borrowings under 2021 Notes, interest at a fixed rate of 6.5%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.6% and 6.8% for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.	876.8	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.0% for each the three months ended March 31, 2019 and the year ended December 31, 2018. (1)	351.5	351.6
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for each the three months ended March 31, 2019 and the year ended December 31, 2018.	325.0	325.0
Other	4.9	5.2
Finance lease obligations, at various interest rates, interest and monthly principal payments (3)	3.3	42.4
Less unamortized debt issuance costs (2)	(14.5)	(15.8)
Less unamortized discounts	(3.6)	(3.9)
Total long-term debt	$1,543.4	$1,604.5
Less current portion of long-term debt	2.2	3.8
	$1,541.2	$1,600.7

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $1.5 million and $1.6 million as of March 31, 2019 and December 31, 2018, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $24.8 million and $23.5 million at March 31, 2019 and December 31, 2018, respectively.

(3)
In the first quarter of 2019, the Company reclassified its TexStar finance lease obligation from debt to other current liabilities on the condensed consolidated balance sheet. See Note 7 - “Commitments and Contingencies” for further information.

6.50% Senior Notes due 2021 (the “2021 Notes”)
In March 2019, the Company repurchased $23.2 million face amount of its 2021 Notes at an average price of 97.8% of par value, plus accrued and unpaid interest thereon up to, but not including the respective transaction dates. In conjunction with the repurchases, the Company recorded a gain from debt extinguishment of $0.4 million.
In April 2019, the Company repurchased an additional $26.8 million of its 2021 Notes. See Note 15 - “Subsequent Events” for further discussion.
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
The indentures governing the 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2019, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 2.0. As of March 31, 2019, the Company was in compliance with all covenants under the indentures governing the 2021, 2022 and 2023 Notes.

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
As of March 31, 2019, the margin was 50 basis points for prime rate based revolver loans, 150 basis points for LIBOR based revolver loans, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans. In addition, if the Leverage Ratio (as defined in the revolving credit facility agreement) is less than 5.5 to 1.0 for any four fiscal quarter periods ending on or after August 23, 2018, then, after such fiscal quarter, the margins otherwise applicable will be reduced by 25 basis points. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.
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
In addition, the revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the sum of the greater of (i) 10% of the Borrowing Base (as defined in the revolving credit facility agreement) then in effect and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO Loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit facility agreement) of at least 1.0 to 1.0. As of March 31, 2019, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of March 31, 2019, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2019	$1.7
2020	1.8
2021	879.4
2022	350.3
2023	325.4
Thereafter	1.4
Total	$1,560.0

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

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”), Light Louisiana Sweet, Western Canadian Select (“WCS”), WTI Midland, Mixed Sweet Blend and ICE Brent.

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2019			December 31, 2018
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Midland crude oil basis swaps	Derivative assets	$0.5	$—	$0.5	$1.0	$—	$1.0
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$—	$—	$—	$1.5	$—	$1.5
WCS crude oil basis swaps	Derivative assets	17.7	(6.3)	11.4	16.5	(1.6)	14.9
WCS crude oil percentage basis swaps	Derivative assets	8.0	(6.9)	1.1	—	(6.1)	(6.1)
Midland crude oil basis swaps	Derivative assets	5.0	—	5.0	7.1	—	7.1
Diesel crack spread swap	Derivative assets	6.6	—	6.6	7.4	—	7.4
Diesel percentage basis crack spread swap	Derivative assets	3.8	—	3.8	—	(6.0)	(6.0)
Total derivative instruments		$41.6	$(13.2)	$28.4	$33.5	$(13.7)	$19.8
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2019			December 31, 2018
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(11.2)	$—	(11.2)	$—	$—	$—
WCS crude oil basis swaps	Derivative liabilities	(6.3)	6.3	—	(1.6)	1.6	—
WCS crude oil percentage basis swaps	Derivative liabilities	(6.9)	6.9	—	(6.1)	6.1	—
Diesel percentage basis crack spread swaps	Derivative liabilities	—	—	—	(6.0)	6.0	—
Total derivative instruments		$(24.4)	$13.2	$(11.2)	$(13.7)	$13.7	$—

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of March 31, 2019, the Company had three counterparties in which the derivatives held were in net assets totaling $28.4 million. As of December 31, 2018, the Company had four counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of March 31, 2019 or December 31, 2018. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of March 31, 2019 and December 31, 2018, the Company had provided no collateral to its counterparties.
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
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into gasoline swaps, diesel swaps and certain crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes as they were not entered into simultaneously with a corresponding NYMEX WTI derivative contract. However, these instruments provide economic hedges of the Company’s crude oil purchases and gasoline and diesel sales.
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Specialty products segment:
Midland crude oil basis swaps	1.1	—	(0.5)	—
Fuel products segment:
Inventory financing obligation	—	—	(12.7)	(4.0)
Crude oil swaps	—	—	—	(0.3)
WCS crude oil basis swaps	3.6	—	(3.5)	—
WCS crude oil percentage basis swaps	0.1	—	7.2	0.3
Midland crude oil basis swaps	7.3	—	(2.1)	—
Gasoline swaps	—	—	—	0.2
Gasoline crack spread swaps	—	(1.0)	—	1.8
Diesel swaps	—	—	—	0.2
Diesel crack spread swaps	0.7	(1.1)	(0.8)	4.2
Diesel percentage basis crack spread swaps	(1.1)	—	9.8	(0.4)
Total	$11.7	$(2.1)	$(2.6)	$2.0

Derivative Positions
WCS Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. At March 31, 2019, the Company had the following derivatives related to WCS crude oil basis purchases in its fuels products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Second Quarter 2019	455,000	5,000	$(28.22)
Third Quarter 2019	460,000	5,000	$(28.22)
Fourth Quarter 2019	460,000	5,000	$(28.22)
Total	1,375,000
Average price			$(28.22)
At March 31, 2019, the Company had the following derivatives related to WCS crude oil basis sales in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2019	455,000	5,000	$(19.84)
Third Quarter 2019	460,000	5,000	$(19.84)
Fourth Quarter 2019	460,000	5,000	$(19.84)
Total	1,375,000
Average price			$(19.84)
At December 31, 2018, the Company had the following derivatives related to WCS crude oil basis purchases in its fuels products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
First Quarter 2019	419,000	4,656	$(28.10)
Second Quarter 2019	455,000	5,000	$(28.22)
Third Quarter 2019	460,000	5,000	$(28.22)
Fourth Quarter 2019	460,000	5,000	$(28.22)
Total	1,794,000
Average price			$(28.19)
At December 31, 2018, the Company had the following derivatives related to WCS crude oil basis sales in its fuels products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2019	388,000	4,311	$(19.84)
Second Quarter 2019	455,000	5,000	$(19.84)
Third Quarter 2019	460,000	5,000	$(19.84)
Fourth Quarter 2019	460,000	5,000	$(19.84)
Total	1,763,000
Average price			$(19.84)

WCS Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At March 31, 2019, the Company had the following derivatives related to crude oil percentage basis swap purchases in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Second Quarter 2019	455,000	5,000	66.32%
Third Quarter 2019	460,000	5,000	66.32%
Fourth Quarter 2019	460,000	5,000	66.32%
Total	1,375,000
Average percentage			66.32%
At March 31, 2019, the Company had the following derivatives related to crude oil percentage basis swap sales in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Second Quarter 2019	455,000	5,000	69.20%
Third Quarter 2019	460,000	5,000	67.05%
Total	915,000
Average percentage			68.13%
At December 31, 2018, the Company had the following derivatives related to crude oil percentage basis swaps in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	66.32%
Second Quarter 2019	455,000	5,000	66.32%
Third Quarter 2019	460,000	5,000	66.32%
Fourth Quarter 2019	460,000	5,000	66.32%
Total	1,825,000
Average percentage			66.32%
Midland Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WTI Midland and NYMEX WTI. At March 31, 2019, the Company had the following derivatives related to Midland crude oil basis swaps which are allocated between its specialty and fuel products segment, none of which are designated as hedges:

Midland Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Swap ($/Bbl)
Second Quarter 2019	773,500	8,500	$(11.74)
Total	773,500
Average price			$(11.74)

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
Diesel Crack Spread Swap Contracts
At March 31, 2019, the Company had the following derivatives related to diesel crack spread sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2019	455,000	5,000	$25.58
Third Quarter 2019	460,000	5,000	$25.58
Fourth Quarter 2019	460,000	5,000	$25.58
Total	1,375,000
Average price			$25.58
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
Diesel Percentage Basis Crack Spread Swap Contracts
The Company has entered into diesel crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. At March 31, 2019, the Company had the following derivatives related to diesel percent basis crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Second Quarter 2019	455,000	5,000	138.38%
Third Quarter 2019	460,000	5,000	138.38%
Fourth Quarter 2019	460,000	5,000	138.38%
Total	1,375,000
Average percentage			138.38%

At December 31, 2018, the Company had the following derivatives related to diesel percent basis crack spread swap sales in its fuel products segment, none of which are designated as hedges:

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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at March 31, 2019 and December 31, 2018, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.
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

Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2019, the Company’s investments associated with its pension plan primarily consisted of mutual funds. The mutual funds are valued at the net asset value of shares in each fund held by the Pension Plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (approximately 10 business days), if requested.
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
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Inventory financing obligation	$—	$—	$—	$—	$—	$—	$1.5	$1.5
Diesel crack spread swaps	—	—	6.6	6.6	—	—	7.4	7.4
Diesel percentage basis crack spread swaps	—	—	3.8	3.8	—	—	(6.0)	(6.0)
WCS crude oil basis swaps	—	—	11.4	11.4	—	—	14.9	14.9
WCS crude oil percentage basis swaps	—	—	1.1	1.1	—	—	(6.1)	(6.1)
Midland crude oil basis swaps	—	—	5.5	5.5	—	—	8.1	8.1
Total derivative assets	—	—	28.4	28.4	—	—	19.8	19.8
Pension plan investments	—	—	—	—	0.1	—	—	0.1
Total recurring assets at fair value	$—	$—	$28.4	$28.4	$0.1	$—	$19.8	$19.9
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(11.2)	$(11.2)	$—	$—	$—	$—
Total derivative liabilities	—	—	(11.2)	(11.2)	—	—	—	—
RINs Obligation	—	(14.2)	—	(14.2)	—	(15.8)	—	(15.8)
Liability Awards	(5.8)	—	—	(5.8)	(2.7)	—	—	(2.7)
Total recurring liabilities at fair value	$(5.8)	$(14.2)	$(11.2)	$(31.2)	$(2.7)	$(15.8)	$—	$(18.5)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Three Months Ended March 31,
	2019	2018
Fair value at January 1,	$19.8	$(10.4)
Realized (gain) loss on derivative instruments	(11.7)	2.1
Unrealized gain (loss) on derivative instruments	(2.6)	2.0
Settlements	11.7	(2.1)
Fair value at March 31,	$17.2	$(8.4)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31, 2019	$(2.6)	$2.0
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
Estimated Fair Value of Financial Instruments
Cash and cash equivalents
The carrying value of cash and cash equivalents is each considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at March 31, 2019 and December 31, 2018, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 9 - “Long-Term Debt” for further information on long-term debt.

The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		March 31, 2019		December 31, 2018
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,478.1	$1,538.7	$1,287.4	$1,560.7
Finance lease and other obligations	3	$8.2	$8.2	$47.6	$47.6
12. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss) from continuing operations	$16.4	$(2.9)
Less:
General partner’s interest in net income (loss) from continuing operations	0.3	(0.1)
Non-vested share based payments	0.1	—
Net income (loss) from continuing operations available to limited partners	$16.0	$(2.8)
Net loss from discontinued operations available to limited partners	—	(1.9)
Net income (loss) available to limited partners	$16.0	$(4.7)

Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	78,111,551	78,045,360
Effect of dilutive securities:
Incremental Units	63,456	—
Diluted weighted average limited partner units outstanding (1)	78,175,007	78,045,360
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$0.20	$(0.04)
From discontinued operations	—	(0.02)
Limited partners’ interest	$0.20	$(0.06)

(1)	Total diluted weighted average limited partner units outstanding excludes 0.2 million for the three months ended March 31, 2018, consisting of unvested phantom units.
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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s 2018 Annual Report, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark to market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net loss realized in connection with an asset sale that was deducted in computing net income (loss) and (g) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.
Reportable segment information for the three months ended March 31, 2019 and 2018, is as follows (in millions):

Three Months Ended March 31, 2019	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$352.2	$499.1	$851.3	$—	$851.3
Intersegment sales	—	11.0	11.0	(11.0)	—
Total sales	$352.2	$510.1	$862.3	$(11.0)	$851.3
Income from unconsolidated affiliates	$3.8	$—	$3.8	$—	$3.8
Adjusted EBITDA	$56.3	$41.4	$97.7	$—	$97.7
Reconciling items to net income:
Depreciation and amortization	12.2	20.8	33.0	—	33.0
Gain on sale of unconsolidated affiliate	(1.2)	—	(1.2)	—	(1.2)
Unrealized loss on derivatives					2.6
Interest expense					32.3
Gain on debt extinguishment					(0.4)
Loss on impairment and disposal of fixed assets					11.7
Equity based compensation and other items					3.4
Income tax benefit					(0.1)
Net income from continuing operations					$16.4

Three Months Ended March 31, 2018	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$321.8	$428.7	$750.5	$—	$750.5
Intersegment sales	—	9.8	9.8	(9.8)	—
Total sales	$321.8	$438.5	$760.3	$(9.8)	$750.5
Loss from unconsolidated affiliates	$(3.7)	$—	$(3.7)	$—	$(3.7)
Adjusted EBITDA	$37.7	$38.7	$76.4	$—	$76.4
Reconciling items to net loss:
Depreciation and amortization	14.3	18.7	33.0	—	33.0
Unrealized gain on derivatives					(2.0)
Interest expense					45.2
Loss on debt extinguishment					0.6
Equity based compensation and other items					2.7
Income tax benefit					(0.2)
Net loss from continuing operations					$(2.9)

b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three months ended March 31, 2019 and 2018. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, synthetic lubricants and other products. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt and other products. The following table sets forth the major product category sales for each segment for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,
	2019		2018
Specialty products:
Lubricating oils	$152.1	17.9%	$136.2	18.1%
Solvents	87.4	10.3%	72.0	9.6%
Waxes	30.9	3.6%	29.6	3.9%
Packaged and synthetic specialty products	59.9	7.0%	68.0	9.1%
Other	21.9	2.6%	16.0	2.1%
Total	$352.2	41.4%	$321.8	42.8%
Fuel products:
Gasoline	$157.6	18.5%	$149.8	20.0%
Diesel	225.9	26.5%	173.3	23.1%
Jet fuel	20.6	2.4%	29.9	4.0%
Asphalt, heavy fuel oils and other	95.0	11.2%	75.7	10.1%
Total	$499.1	58.6%	$428.7	57.2%
Consolidated sales	$851.3	100.0%	$750.5	100.0%
d. Major Customers
During the three months ended March 31, 2019 and 2018, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the three months ended March 31, 2019 and 2018, the Company had two suppliers that supplied approximately 58.3% and 60.2%, respectively, of its crude oil supply.

14. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 15 years, some of which include options to extend the lease for up to 35 years, and some of which include options to terminate the lease within one year. Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective transition approach that applied the new standard to all leases existing at the effective date of the standard with no restatement of prior periods. Given the adoption of ASU 2016-02, the Company’s operating leases have been included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company’s finance leases are included in property, plant and equipment, current portion of long-term debt and long term debt, less current portion in the condensed consolidated balance sheets, which remains consistent with the Company’s presentation of its finance leases prior to the adoption of ASU 2016-02.
The Company elected to apply the following practical expedients and policy elections provided by the standard at transition:

•
Package of Three - The Company has elected that it will not reassess contracts that have expired or existed at the date of adoption for (1) leases under the new definition of a lease, (2) lease classification, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•
Portfolio Approach - The Company elected to determine the discount rate used to measure lease liabilities at the portfolio level. Specifically, the Company segregated its leases into different populations based on lease term.

•
Discount Rate - The Company elected to apply the discount rate at transition based on the remaining lease term and lease payments rather than the original lease term and lease payments. As a majority of the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on information available at the date of transition to determine the present value of lease payments.

•	Lease/Non-Lease Components - The Company elected to not separate non-lease components.

•
Definition of Minimum Rental Payments - The Company elected to include executory costs as part of the minimum lease payments for purposes of measuring the lease liability and right-of-use asset at transition.

•	Land Easement - The Company elected not to assess whether any land easements are, or contain, leases in accordance with ASC 842 when transitioning to the standard.
Supplemental balance sheet information related to the Company’s leases for the three months ended March 31, 2019, were as follows (in millions):

		March 31, 2019
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets (2)	$134.4
Finance lease assets	Property, plant and equipment, net (1)	3.9
Total leased assets		$138.3
Liabilities:
Current
Operating	Current portion of operating lease liabilities (2)	$61.3
Finance	Current portion of long-term debt	0.7
Non-current
Operating	Long-term operating lease liabilities (2)	73.6
Finance	Long term debt, less current portion	2.6
Total lease liabilities		$138.2

(1)	Finance lease assets are recorded net of accumulated amortization of $6.3 million as of March 31, 2019.

(2)	In the first quarter of 2019, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $1.3 million.

The components of lease expense related to the Company’s leases for the three months ended March 31, 2019 were as follows (in millions). Lease expense for lease payments is recognized on a straight-line basis over the lease term.

		Three Months Ended March 31,
Lease Costs:	Classification:	2019
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$17.7
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.0
Variable operating lease cost (2) (3)	Cost of Sales; SG&A Expenses	1.1
Finance lease cost:
Amortization of right-of-use asset	Cost of Sales	0.3
Interest on lease liabilities	Interest expense	1.0
Total lease cost		$22.1

(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.

(2)
Approximately $1.0 million of the Company’s variable operating lease cost relates to its lease agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (“The LVT Agreement”). Pursuant to the LVT Agreement, Phillips 66 is obligated to supply a minimum supply quantity which the Company agrees to purchase through December 31, 2020.  Pricing for the agreement is indexed to the prior month’s average of Platts Mid USGC 55 Grade Jet Kero price on the day of loading plus an adder. Phillips 66 invoices the Company for the estimated volume of product to be purchased by the Company based on a supplied forecast and differences between actual volumes purchased and the estimated volume of product originally billed makes up the variable component of the operating lease contract.

(3)
The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of March 31, 2019, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2019	$52.2	$0.8	$53.0
2020	63.5	0.5	64.0
2021	12.4	0.5	12.9
2022	8.7	0.5	9.2
2023	6.0	0.5	6.5
Thereafter	6.5	1.6	8.1
Total	$149.3	$4.4	$153.7
Less: Interest	14.4	1.1	15.5
Present value of lease liabilities	$134.9	$3.3	$138.2

(1)
As of March 31, 2019, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has $3.7 million of legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2019.

(2)
As of March 31, 2019, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of March 31, 2019.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases as of March 31, 2019 were as follows:

Three Months Ended March 31,
Lease Term and Discount Rate:	2019
Weighted-average remaining lease term (years)
Operating leases	2.8
Finance leases	3.9
Weighted-average discount rate
Operating leases	7.3%
Finance leases	6.4%
15. Subsequent Events
Subsequent to March 31, 2019, the Company repurchased $26.8 million face amount of its 2021 Notes at an average price of 98.4% of par value, plus accrued and unpaid interest thereon up to, but not including the respective transaction dates. In conjunction with the repurchases, the Company recorded a gain on debt extinguishment costs of $0.3 million. The company has repurchased a total of $50.0 million principal amount of 2021 Notes and the remaining principal balance following these redemptions is $850.0 million.
Calumet Shreveport Refining, LLC (“Calumet Shreveport”), a wholly-owned subsidiary of the Company, is party to the Supply and Offtake Agreement, dated as of June 19, 2017 (as amended, the “Supply Agreement”) with Macquarie. On May 9, 2019, Calumet Shreveport entered into a Third Amendment to the Supply Agreement with Macquarie to, among other things, extend the Expiration Date (as defined in the Supply Agreement) from June 30, 2020 to June 30, 2023.
Calumet Montana Refining, LLC (“Calumet Montana”), a wholly-owned subsidiary of the Company, is party to the Supply and Offtake Agreement, dated as of March 31, 2017 (as amended, the “Supply Agreement”) with Macquarie. On May 9, 2019, Calumet Montana entered into a Third Amendment to the Supply Agreement with Macquarie to, among other things, extend the Expiration Date (as defined in the Supply Agreement) from September 30, 2019 to June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2019 and 2018. In addition, as discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements, we closed the Anchor Transaction on November 21, 2017. As a result of the Anchor Transaction, we classified the results of operations and the assets and liabilities of Anchor Drilling Fluids USA, LLC (“Anchor”) for all periods presented to reflect Anchor as a discontinued operation. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2018 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
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
First Quarter 2019 Update
Outlook and Trends
Commodity markets and corresponding fluctuations in product margins have been mixed during the three months ended March 31, 2019, with the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil decreasing by approximately 13% in the first quarter of 2019 as compared to the fourth quarter of 2018. We expect volatility to continue throughout 2019. Below are factors that have impacted or may impact our results of operations during 2019:

•
We continue to focus on improving operations. Our total feedstock runs were 105,434 bpd during the first quarter 2019, compared to 84,492 bpd during the first quarter 2018. This increase is primarily attributed to improved plant utilization rates in the current period in comparison to the prior period when turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities negatively impacted our operating results. We anticipate continuous improvement in our utilization rates in 2019 as we seek to minimize unplanned downtime at our facilities which negatively impacted prior period earnings.

•
Gasoline margins are expected to increase in response to the higher domestic demand associated with the summer driving season. Diesel margins continue to be positively impacted by the market supply and are expected to remain relatively stable over the short-term.

•	Asphalt demand is expected to increase due to the seasonality of the road construction and roofing industries, which have shown increased demand in prior years.

•
Environmental regulations continue to affect our margins in the form of the cost of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. The approximate 39% decrease in the price of RINs during the first quarter 2019 favorably affected our results of operations. It is not possible to predict what future RINs volumes or costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (inclusive of the favorable impact of exemptions received), assuming current market prices for RINs continue.

•
In the fourth quarter of 2018 and into 2019, the Canadian heavy sour crude oil discounts have narrowed in comparison to the large discounts seen throughout much of 2018 caused by the oversupply of sour crude oil and pipeline constraints restricting access to markets. The price of domestically produced mid-continent crude is expected to continue to trade at a discount relative to internationally produced crude reflecting increased domestic production combined with transportation constraints in the United States, which is especially true for certain crude oils such as Midland WTI. Processing heavy sour crude oil and Midland WTI oil in our refineries has resulted in delivering a lower overall cost of crude oil and will continue to be a focus of ours in 2019.

•
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

Key Matters, Claims and Legal Proceedings
The Company was a party to a 2014 Throughput and Deficiency Agreement with TexStar Midstream Logistics, L.P. (“TexStar”) pursuant to which TexStar delivered crude oil to the Company’s San Antonio refinery through a crude oil pipeline system owned and operated by TexStar (the “Pipeline Agreement”). The Pipeline Agreement had an initial term of 20 years and was accounted for as a finance lease on the Company’s condensed consolidated balance sheets. TexStar and the Company have each terminated the Pipeline Agreement for alleged breaches of the agreement. The Company ceased using the asset as of February 28, 2019, wrote off the associated net book value of $10.7 million as impairment and disposal of assets and reclassified the $38.1 million present value of financing lease obligation from current and long-term debt to other current liabilities on the condensed consolidated balance sheet.  The Company is in dispute with TexStar over whether any additional monies are owed with TexStar claiming certain minimum amounts of $0.0 - $0.5 million a month continue to be owed through the remainder of the original term of the Pipeline Agreement.   The Company believes it will prevail in a dispute over whether further payments are owed, but pending resolution, the Company has chosen to keep the $38.1 million liability on its condensed consolidated balance sheets.
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire but has not contacted Calumet in connection with that investigation or suggested that Calumet is responsible for the fire.  Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. The information currently publicly available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
On May 4, 2018, the SEC requested that the Company and certain of its executives voluntarily produce certain communications and documents prepared or maintained from January 2017 to May 2018 and generally related to the Company’s finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls. Beginning on July 11, 2018, the SEC issued several subpoenas formally requesting the same documents previously subject to the voluntary production requests by the SEC as well as additional, related documents and information. The SEC has also interviewed and taken testimony from current and former Company employees and other individuals and may elect to conduct further interviews in the future. The Company has, from the outset, cooperated with the SEC’s requests and intends to continue to do so. Currently, the Company cannot estimate the timing, or ultimate outcome, including financial impact, if any, resulting from the SEC’s investigation.
Financial Results
We reported a net income from continuing operations of $16.4 million in the first quarter 2019, versus a net loss from continuing operations of $2.9 million in the first quarter 2018. We reported Adjusted EBITDA from continuing operations (as defined in “Non-GAAP Financial Measures”) of $97.7 million in the first quarter 2019, versus $76.4 million in the first quarter 2018. We generated cash from continuing operating activities of $27.4 million through the first quarter 2019, driven by improved business performance that resulted in an increase in gross profit, a reduction in other expenses largely driven by reductions in interest expense and gains on derivative instruments and reductions in working capital requirements. The Company used cash in operating activities operations of $19.1 million through the first quarter 2018.

Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Commodity markets remained volatile in the first quarter 2019, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil decreased by approximately 13.0% in the first quarter 2019, when compared to the prior year period. In the first quarter 2019, the average price differential per barrel between Western Canadian Select (“WCS”) crude oil and NYMEX WTI averaged $10 per barrel below NYMEX WTI, versus $26 per barrel below NYMEX WTI in the first quarter 2018. Given our access to cost advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade over time. In the first quarter 2019, we processed approximately 24,100 barrels per day (“bpd”) of heavy Canadian crude oil, versus 23,400 bpd in the first quarter 2018.
Specialty products segment Adjusted EBITDA was $56.3 million in the first quarter 2019, versus $37.7 million in the first quarter 2018. Specialty products first quarter 2019 segment Adjusted EBITDA was primarily impacted by improved plant utilization rates at certain key specialty production facilities and a strong quarterly performance by our finished lubricants and white oils product lines which is reflected in our higher gross margin for the quarter. Pricing weakness across the paraffinic base oil market continues to be a challenge for our Specialty products segment. First quarter 2019 results were impacted by a $6.6 million favorable LCM inventory adjustment compared to a $2.2 million favorable LCM inventory adjustment in the first quarter 2018 partially offset by the $0.9 million negative impact related to the liquidation of LIFO inventory layers during the first quarter 2019.
Fuel products segment Adjusted EBITDA was $41.4 million during the first quarter 2019, versus $38.7 million in the first quarter 2018, due primarily to increased sales volume as a result of improved plant utilization rates at certain key fuels production facilities and investments we have made to upgrade our fuels products, offset by the tightening of WCS and WTI Midland differentials to NYMEX WTI when comparing periods. First quarter 2019 results were impacted by a $32.3 million favorable LCM inventory adjustment compared to a $0.9 million favorable LCM inventory adjustment in the first quarter 2018.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the U.S. Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”). The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing two barrels of crude oil into one barrel of gasoline and one barrel of ultra-low sulfur diesel fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the first quarter 2019, the Gulf Coast crack spread averaged approximately $17 per barrel compared to approximately $16 per barrel in the prior year period, an approximate 6% increase. The Gulf Coast ULSD crack spread averaged approximately $24 per barrel during the first quarter 2019 compared to approximately $18 per barrel during the first quarter 2018. The Gulf Coast gasoline crack spread averaged approximately $11 per barrel during the first quarter 2019, compared to approximately $13 per barrel in the prior year period.
Liquidity Update
As of March 31, 2019, we had total liquidity of $459.6 million comprised of $152.9 million of cash and availability under our revolving credit facility of $306.7 million. As of March 31, 2019, we had a $342.4 million borrowing base, $35.7 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.
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
During the first quarter 2019, we recognized RINs gain of $1.5 million, compared to a RINs gain of $43.7 million, for the first quarter 2018. For the full-year 2019, we anticipate our gross RINs obligation will be 85 million RINs. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full-year 2019. The gross RINs obligations exclude the potential for any subsequent hardship waivers.
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

Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk so that we can meet our debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” and Note 10 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”
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
Segment gross profit. Specialty products and fuel products gross profit are important measures of our ability to maximize the profitability of our specialty products and fuel products segments. We define gross profit as sales less the cost of crude oil and other feedstocks and other production-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, depreciation and processing materials. We use gross profit as an indicator of our ability to manage our business during periods of crude oil and natural gas price fluctuations, as the prices of our specialty products and fuel products generally do not change immediately with changes in the price of crude oil and natural gas. The increase or decrease in selling prices typically lags behind the rising or falling costs, respectively, of crude oil feedstocks for specialty products. Other than plant fuel, production-related expenses generally remain stable across broad ranges of specialty products and fuel products throughput volumes but can fluctuate depending on maintenance activities performed during a specific period.
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

Results of Operations for the Three Months Ended March 31, 2019 and 2018
Production Volume. The following table sets forth information about our combined operations from continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended March 31,
	2019	2018	% Change
	(In bpd)
Total sales volume (1)	109,022	88,033	23.8%
Total feedstock runs (2)	105,434	84,492	24.8%
Facility production: (3)
Specialty products:
Lubricating oils	12,357	10,031	23.2%
Solvents	7,935	7,984	(0.6)%
Waxes	1,379	1,239	11.3%
Packaged and synthetic specialty products (4)	1,874	2,438	(23.1)%
Other	1,172	1,706	(31.3)%
Total	24,717	23,398	5.6%
Fuel products:
Gasoline	24,610	17,848	37.9%
Diesel	30,477	23,049	32.2%
Jet fuel	2,629	3,747	(29.8)%
Asphalt, heavy fuels and other	19,329	16,929	14.2%
Total	77,045	61,573	25.1%
Total facility production (3)	101,762	84,971	19.8%
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

The increase in total sales volume for the three months ended March 31, 2019, as compared to the same period in 2018, is due primarily to improved plant utilization in the first quarter of 2019. In the first quarter of 2018, turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities negatively impacted our sales volumes.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The increase in total feedstock runs for the three months ended March 31, 2019, as compared to the same period in 2018, is due primarily to improved plant utilization in the first quarter of 2019. In the first quarter of 2018, turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities negatively impacted our sales volumes.

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

The change in total facility production for the three months ended March 31, 2019, as compared to the same periods in 2018, is due primarily to the operational items discussed above in footnote 2.

(4)	Represents production of finished lubricants and chemicals specialty products including the products from the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The following table reflects our unaudited condensed consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss) and Net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2019	2018
	(In millions)
Sales	$851.3	$750.5
Cost of sales	715.3	637.3
Gross profit	136.0	113.2
Operating costs and expenses:
Selling	13.3	14.7
General and administrative	34.9	40.6
Transportation	35.9	30.3
Taxes other than income taxes	5.1	1.9
Loss on impairment and disposal of assets	11.7	0.5
Other operating (income) expense	1.3	(16.1)
Operating income	33.8	41.3
Other income (expense):
Interest expense	(32.3)	(45.2)
Gain (loss) from debt extinguishment	0.4	(0.6)
Gain (loss) on derivative instruments	9.1	(0.1)
Other	5.3	1.5
Total other expense	(17.5)	(44.4)
Net income (loss) from continuing operations before income taxes	16.3	(3.1)
Income tax benefit from continuing operations	(0.1)	(0.2)
Net income (loss) from continuing operations	$16.4	$(2.9)
Net loss from discontinued operations, net of tax	$—	$(1.9)
Net income (loss)	$16.4	$(4.8)
EBITDA	$76.8	$69.9
Adjusted EBITDA	$97.7	$75.0
Distributable Cash Flow	$55.7	$23.0
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
We define Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark to market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net loss realized in connection with an asset sale that was deducted in computing net income (loss) and (g) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
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
The following tables present a reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow; Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities; and Segment Adjusted EBITDA to EBITDA and Net income (loss) our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$16.4	$(4.8)
Add:
Interest expense	32.3	45.2
Depreciation and amortization	28.2	29.7
Income tax benefit	(0.1)	(0.2)
EBITDA	$76.8	$69.9
Add:
Unrealized (gain) loss on derivative instruments	$2.6	$(2.0)
Amortization of turnaround costs	4.8	3.3
(Gain) loss from debt extinguishment	(0.4)	0.6
Loss on impairment and disposal of assets	11.7	0.5
Gain on sale of unconsolidated affiliate(3)	(1.2)	—
Equity based compensation and other items	3.4	2.7
Adjusted EBITDA (4)	$97.7	$75.0
Less:
Replacement and environmental capital expenditures (1)	$6.2	$6.6
Cash interest expense (2)	30.4	42.5
Turnaround costs	1.7	6.8
Income (loss) from unconsolidated affiliates(3)	3.8	(3.7)
Income tax benefit	(0.1)	(0.2)
Distributable Cash Flow	$55.7	$23.0

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)
In 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purposes of acquiring Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and bioegradable esters. The initial cash investment of $3.8 million made by the Company into Biosyn was expensed in the period ended March 31, 2018 given Biosyn’s operations were all related to research and development. The Company accounts for its ownership in Biosyn under the equity method of accounting. During March 2019, the Company sold its investment to The Heritage Group and recognized a gain of $5.0 million. For comparability purposes, $3.8 million of the gain is included in Adjusted EBITDA for the period ended March 31, 2019.

(4)	Total segment Adjusted EBITDA includes the non-cash impact of the following LCM inventory adjustments and losses related to the liquidation of LIFO inventory layers.

	Three Months Ended March 31,
	2019	2018
	(In millions)
LCM Impact	$38.9	$3.1
LIFO Impact	$(0.9)	$—

	Three Months Ended March 31,
	2019	2018
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Distributable Cash Flow	$55.7	$23.0
Add:
Replacement and environmental capital expenditures (1)	6.2	6.6
Cash interest expense (2)	30.4	42.5
Turnaround costs	1.7	6.8
Income (loss) from unconsolidated affiliates (3)	3.8	(3.7)
Income tax benefit	(0.1)	(0.2)
Adjusted EBITDA (4)	$97.7	$75.0
Less:
Unrealized (gain) loss on derivative instruments	$2.6	$(2.0)
Amortization of turnaround costs	4.8	3.3
(Gain) loss from debt extinguishment	(0.4)	0.6
Loss on impairment and disposal of assets	11.7	0.5
Gain on sale of unconsolidated affiliate (3)	(1.2)	—
Equity based compensation and other items	3.4	2.7
EBITDA	$76.8	$69.9
Add:
Unrealized (gain) loss on derivative instruments	$2.6	$(2.0)
Cash interest expense (2)	(30.4)	(42.5)
Equity based compensation	2.2	1.1
Lower of cost or market inventory adjustment	(38.9)	(3.1)
(Income) loss from unconsolidated affiliates(3)	(3.8)	3.7
Gain on sale of unconsolidated affiliate(3)	(1.2)	—
Amortization of turnaround costs	4.8	3.3
(Gain) loss from debt extinguishment	(0.4)	0.6
Operating lease expense	20.8	—
Operating lease payments	(20.6)	—
Loss on impairment and disposal of assets	11.7	0.5
Income tax benefit	0.1	0.2
Changes in assets and liabilities:
Accounts receivable	(69.8)	44.0
Inventories	31.9	(7.5)
Other current assets	(3.5)	(8.5)
Derivative activity	(0.1)	(0.1)
Turnaround costs	(1.7)	(6.8)
Accounts payable	37.2	(9.3)
Accrued interest payable	14.4	1.6
Other current liabilities	(5.7)	(67.6)
Other	1.0	3.4
Net cash provided by (used in) operating activities	$27.4	$(19.1)

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)
In 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purposes of acquiring Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and bioegradable esters. The initial cash investment of $3.8 million made by the Company into Biosyn was expensed in the period ended March 31, 2018 given Biosyn’s operations were all related to research and development. The Company accounts for its ownership in Biosyn under the equity method of accounting. During March 2019, the Company sold its investment to The Heritage Group and recognized a gain of $5.0 million. For comparability purposes, $3.8 million of the gain is included in Adjusted EBITDA for the period ended March 31, 2019.

(4)	Total segment Adjusted EBITDA includes the non-cash impact of the following LCM inventory adjustments and losses related to the liquidation of LIFO inventory layers.

	Three Months Ended March 31,
	2019	2018
	(In millions)
LCM Impact	$38.9	$3.1
LIFO Impact	$(0.9)	$—

	Three Months Ended March 31,
	2019	2018
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net income (loss):
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$56.3	$37.7
Fuel products Adjusted EBITDA	41.4	38.7
Discontinued operations Adjusted EBITDA	—	(1.4)
Total segment Adjusted EBITDA(1)	$97.7	$75.0
Less:
Unrealized (gain) loss on derivative instruments	$2.6	$(2.0)
Amortization of turnaround costs	4.8	3.3
(Gain) loss from debt extinguishment	(0.4)	0.6
Gain on sale of unconsolidated affiliate(2)	(1.2)	—
Loss on impairment and disposal of assets	11.7	0.5
Equity based compensation and other items	3.4	2.7
EBITDA	$76.8	$69.9
Less:
Interest expense	$32.3	$45.2
Depreciation and amortization	28.2	29.7
Income tax benefit	(0.1)	(0.2)
Net income (loss)	$16.4	$(4.8)

(1)	Total segment Adjusted EBITDA includes the non-cash impact of the following LCM inventory adjustments and losses related to the liquidation of LIFO inventory layers.

	Three Months Ended March 31,
	2019	2018
	(In millions)
LCM Impact	$38.9	$3.1
LIFO Impact	$(0.9)	$—

(2)
In 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purposes of acquiring Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and bioegradable esters. The initial cash investment of $3.8 million made by the Company into Biosyn was expensed in the period ended March 31, 2018 given Biosyn’s operations were all related to research and development. The Company accounts for its ownership in Biosyn under the equity method of accounting. During March 2019, the Company sold its investment to The Heritage Group and recognized a gain of $5.0 million. For comparability purposes, $3.8 million of the gain is included in Adjusted EBITDA for the period ended March 31, 2019.

Changes in Results of Operations for the Three Months Ended March 31, 2019 and 2018
Sales. Sales from continuing operations increased $100.8 million, or 13.4%, to $851.3 million in the three months ended March 31, 2019, from $750.5 million in the same period in 2018. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2019	2018	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$152.1	$136.2	11.7%
Solvents	87.4	72.0	21.4%
Waxes	30.9	29.6	4.4%
Packaged and synthetic specialty products (1)	59.9	68.0	(11.9)%
Other (2)	21.9	16.0	36.9%
Total specialty products	$352.2	$321.8	9.4%
Total specialty products sales volume (in barrels)	2,440,000	2,102,000	16.1%
Average specialty products sales price per barrel	$144.34	$153.09	(5.7)%

Fuel products:
Gasoline	$157.6	$149.8	5.2%
Diesel	225.9	173.3	30.4%
Jet fuel	20.6	29.9	(31.1)%
Asphalt, heavy fuel oils and other (3)	95.0	75.7	25.5%
Total fuel products	$499.1	$428.7	16.4%
Total fuel products sales volume (in barrels)	7,372,000	5,821,000	26.6%
Average fuel products sales price per barrel	$67.70	$73.65	(8.1)%

Total sales	$851.3	$750.5	13.4%
Total specialty and fuel products sales volume (in barrels)	9,812,000	7,923,000	23.8%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

(2)
Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, San Antonio and Great Falls refineries and crude oil sales from the San Antonio refinery to third-party customers.

The components of the $30.4 million increase in specialty products segment sales for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows:

Dollar Change
(In millions)
Volume	$51.7
Sales price	(21.3)
Total specialty products segment sales increase	$30.4
Specialty products segment sales increased $30.4 million period over period, or 9.4%, primarily due to an increase in sales volume, partially offset by a decrease in the average selling price per barrel. The 16.1% increase in sales volume is primarily the result of improved plant utilization in the first quarter of 2019 in comparison to the prior year same quarter where there was significant downtime. The average selling price per barrel decreased $8.75, or 5.7%, resulting in a $21.3 million decrease in sales, compared to a nearly $8.00 decrease in the average cost of crude oil per barrel. The decrease in the average selling price was primarily due to market conditions.

The components of the $70.4 million increase in fuel products segment sales for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows:

Dollar Change
(In millions)
Volume	$114.3
Sales price	(43.9)
Total fuel products segment sales increase	$70.4
Fuel products segment sales increased $70.4 million period over period, or 16.4%, primarily due to increased sales volume, partially offset by a decrease in the average selling price per barrel. The 26.6% increase in sales volume is the result of improved plant utilization in the first quarter of 2019 in comparison to the prior year same quarter where there was significant downtime. The average selling price per barrel decreased $5.95, or 8.1%, resulting in a $43.9 million decrease in sales, compared to an over $3.00 decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel was primarily due to market conditions.
Gross Profit. Gross profit from continuing operations increased $22.8 million, or 20.1%, to $136.0 million in the three months ended March 31, 2019, from $113.2 million in the same period in 2018. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended March 31,
	2019	2018	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$92.9	$69.6	33.5%
Percentage of sales	26.4%	21.6%
Specialty products gross profit per barrel	$38.07	$33.11	15.0%
Fuel products:
Gross profit	$43.1	$43.6	(1.1)%
Percentage of sales	8.6%	10.2%
Fuel products gross profit per barrel	$5.85	$7.49	(21.9)%
Total gross profit	$136.0	$113.2	20.1%
Percentage of sales	16.0%	15.1%
The components of the $23.3 million increase in specialty products segment gross profit for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2018 reported gross profit	$69.6
Sales Price	(21.3)
LIFO inventory layer adjustment	(0.9)
Operating costs	2.1
LCM inventory adjustment	4.4
Cost of materials	19.2
Volume	19.8
Three months ended March 31, 2019 reported gross profit	$92.9
The increase in specialty products segment gross profit of $23.3 million for the three months ended March 31, 2019, as compared to the same period in 2018, was due primarily to an increase in volume, a decrease in cost of materials, a favorable LCM inventory adjustment of $4.4 million and decreased operating costs, offset by a decrease in the average selling price per barrel and a negative impact of $0.9 million related to the liquidation of LIFO inventory layers. Sales price and cost of materials, net, decreased gross profit by $2.1 million, as the average selling price per barrel decreased $8.75 driven by a decrease of nearly $8.00 in the average cost of crude oil per barrel and other market conditions. The increase in sales volume was due primarily to improved plant utilization in the first quarter of 2019 in comparison to the prior year same quarter where there was significant downtime. The decrease in operating costs was primarily due to decreased depreciation and amortization, repairs and maintenance and utilities, partially offset by increased incentive compensation costs.
The components of the $0.5 million decrease in fuel products segment gross profit for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2018 reported gross profit	$43.6
Sales Price	(43.9)
RINs expense	(42.1)
Operating costs	(5.4)
Volume	18.2
LCM inventory adjustment	31.4
Cost of materials	41.3
Three months ended March 31, 2019 reported gross profit	$43.1
The decrease in fuel products segment gross profit of $0.5 million for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average selling price per barrel, an increase in RINs expense and an increase operating costs, offset by an increase in sales volume, a favorable $31.4 million change in the LCM inventory adjustment and a reduction in cost of materials. Sales price and cost of materials, net, decreased gross profit by $2.6 million, as the average selling price per barrel decreased by $5.95 driven by a decrease of over $3.00 in the average cost of crude oil per barrel and other market conditions. In the first quarter of 2018, the Company received approval from the EPA of the small refinery exemption from the requirements of the RFS for the 2017 calendar year, which is the primary reason for the increase of $42.1 million in RINs expense. No such exemption was provided in the current period. The increase in operating costs was primarily due to increases in depreciation and amortization, repairs and maintenance, utilities and incentive compensation costs. The $18.2 million increase in sales volume offsetting these reductions is attributed to improved plant utilization in the first quarter of 2019 in comparison to the prior year same quarter where there was significant downtime.
Selling. Selling expenses from continuing operations decreased $1.4 million, or 9.5%, to $13.3 million in the three months ended March 31, 2019, from $14.7 million in the same period in 2018. The decrease was due primarily to a $1.4 million decrease in professional fees, a $0.8 million decrease in depreciation and amortization and a $0.3 million decrease in travel and entertainment, partially offset by an increase of $1.0 million in labor and benefits.
General and administrative. General and administrative expenses from continuing operations decreased $5.7 million, or 14.0%, to $34.9 million in the three months ended March 31, 2019, from $40.6 million in the same period in 2018. The decrease was primarily due to a $3.2 million decrease in professional fees costs, a $1.2 million decrease in incentive compensation and approximately $1.5 million in other decreases including information technology hardware, communications and maintenance costs.
Transportation. Transportation expenses from continuing operations increased $5.6 million, or 18.5%, to $35.9 million in the three months ended March 31, 2019, from $30.3 million in the same period in 2018. This increase was due primarily to an increase in outbound shipments for which we have procured the freight costs on behalf of the customer and recovered those freight costs in sales.
Loss on impairment and disposal of assets. Loss on impairment and disposal of assets increased $11.2 million to $11.7 million in the three months ended March 31, 2019 from $0.5 million in the same period in 2018. This increase was due primarily to the impairment that resulted from the write off of the TexStar finance lease asset. Refer to Note 7 - “Commitments and Contingencies” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
Other operating (income) expense. Other operating (income) expense from continuing operations increased $17.4 million, or 108.1%, to an expense of $1.3 million in the three months ended March 31, 2019 from income of $16.1 million in the same period in 2018. This increase was due primarily to a reduction of the RINs liability associated with the Superior Refinery which was sold in November 2017 as a result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for the 2017 compliance year and decreased RINs market pricing, partially offset by a decrease in environmental fees of $1.6 million and a decrease in gain on sale of business of $1.1 million.
Interest expense. Interest expense from continuing operations decreased $12.9 million, or 28.5%, to $32.3 million in the three months ended March 31, 2019, from $45.2 million in the same period in 2018, due primarily to the redemption of the 2021 Secured Notes in April 2018 and decreased revolving credit facility borrowings.

Derivative activity. The following table details the impact of our derivative instruments from continuing operations on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Realized gain (loss) on derivative instruments	$11.7	$(2.1)
Unrealized gain (loss) on derivative instruments	$(2.6)	$2.0
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$9.1	$(0.1)
Total gain (loss) on commodity derivative settlements	$11.7	$(2.1)
Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased $9.2 million to a gain of $9.1 million in the three months ended March 31, 2019, from a loss of $0.1 million in the prior year period. The change was primarily due to decreases in unrealized gains of $4.6 million and realized losses of $13.8 million. The decrease in unrealized gains was primarily due to a $4.1 million decrease in unrealized gains on crude oil, gasoline and diesel swaps used to economically hedge purchases and sales driven by market conditions, partially offset by an increase in unrealized losses of $8.7 million on embedded derivatives associated with our Supply and Offtake Agreements (defined below). The decrease in realized losses was primarily related to increased realized gains on crude oil and diesel swaps during the current quarter.
Net loss from discontinued operations. Net loss from discontinued operations was $1.9 million in three months ended March 31, 2018. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. The loss of $1.9 million for the three months ended March 31, 2018 related to a legal reserve and lease terminations. There was no comparable activity for the three months ended March 31, 2019. Refer to Note 5 - “Discontinued Operations” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
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
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2018 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 8 — “Inventory Financing Agreements” and Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net cash provided by (used in) operating activities	$27.4	$(19.1)
Net cash provided by investing activities	1.1	6.3
Net cash used in financing activities	(31.3)	(4.9)
Net decrease in cash, cash equivalents and restricted cash	$(2.8)	$(17.7)
Operating Activities. Operating activities provided cash of $27.4 million during the three months ended March 31, 2019, compared to using cash of $19.1 million during the same period in 2018. The change was impacted by operating cash flow other than working capital adjustments including an increase in net income from continuing operations of $19.3 million, an $11.2 million increase in the loss on impairment and disposal of assets, a $4.6 million decrease in unrealized gain on derivatives partially offset by a $35.8 million increase in the favorable LCM inventory adjustment and a decrease of $9.2 million in other non cash activities. Working capital requirements decreased by $56.9 million from the comparative period. The reduction in working capital requirements was primarily driven by positive changes in accounts payable, other liabilities, accrued interest payable and inventories, partially offset by a negative change in accounts receivable in comparison to the comparative period.
Investing Activities. Investing activities provided cash of $1.1 million during the three months ended March 31, 2019, compared to providing cash of $6.3 million during the prior year period. The change is primarily related to a decrease in net proceeds from the sale of businesses of $28.0 million, offset by a change of $3.8 million in investment in unconsolidated affiliates which relates to the investment of Biosynthetic Technologies in the first quarter of 2018, a $5.0 million increase in proceeds from the sale of unconsolidated affiliates related to the sale of Biosynthetic Technologies in the first quarter of 2019, a $3.4 million increase in proceeds received from the sale of property, plant and equipment, a $2.5 million increase in net cash provided by discontinued operations and a $8.1 million decrease in cash spent on additions to property, plant and equipment.
Financing Activities. Financing activities used cash of $31.3 million in the three months ended March 31, 2019, compared to using cash of $4.9 million during the prior year period. This change is primarily due to the repurchase of $23.2 million face amount of 2021 Notes in the first quarter of 2019 and increased payments from the Supply and Offtake Agreements (defined below) of $6.9 million, partially offset by decreased debt issuance costs of $3.6 million.
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
Subsequent to March 31, 2019, the Supply and Offtake Agreements were amended to extend their expiration dates, among other things. See Note 15 - “Subsequent Events” for further discussion.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2019	2018
	(In millions)
Capital improvement expenditures	$4.0	$9.1
Replacement capital expenditures	3.7	2.6
Environmental capital expenditures	2.5	4.0
Turnaround capital expenditures	1.0	6.8
Total	$11.2	$22.5
Biosyn Holdings, LLC and Biosynthetic Technologies
In February 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purpose of acquiring Biosynthetic Technologies, a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. In March 2019, the Company sold its investment in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million, which was recorded in the “other” component of other income (expense) on the unaudited condensed consolidated statement of operations. Prior to the sale of Biosyn, the Company accounted for its ownership in Biosyn under the equity method of accounting.
2019 Capital Spending Forecast
We estimate our capital expenditures will be between $80.0 million and $90.0 million in 2019. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of March 31, 2019, our primary debt and credit instruments consisted of the following:

•
$600.0 million senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (“revolving credit facility”);

•	$876.8 million of 6.50% senior notes due 2021 (“2021 Notes”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”); and

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”).
We were in compliance with all covenants under the debt instruments in place as of March 31, 2019 and believe we have adequate liquidity to conduct our business.
Short Term Liquidity
As of March 31, 2019, our principal sources of short-term liquidity were (i) $306.7 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $152.9 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.

On February 23, 2018, we entered into a $600.0 million amended and restated senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the revolving credit facility and agreed upon by us and the Agent (as defined in the revolving credit facility agreement). On March 31, 2019, we had availability on our revolving credit facility of approximately $306.7 million, based on a borrowing base of approximately $342.4 million, $35.7 million in outstanding standby letters of credit and no outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. During the quarter ended March 31, 2019, the maximum revolving credit facility borrowing was $0.7 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended March 31, 2019, availability for additional borrowings under our revolving credit facility was approximately $259.9 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option which margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the first loaned in and last to be repaid out (“FILO”) tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. As of March 31, 2019, this margin was 50 basis points for prime, 150 basis points for LIBOR, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.
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
Our revolving credit facility contains various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. The revolving credit facility generally permits us to make cash distributions to our unitholders as long as, after giving effect to each such cash distribution, we have availability under the revolving credit facility totaling at least equal to the sum of the amount of FILO Loans outstanding plus the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the revolving credit facility agreement) then in effect and (ii) $60.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant: if the availability of loans under the revolving credit facility falls below the sum of the amount of FILO loans outstanding plus the greater of (i) 10% of the Borrowing Base (as defined in the revolving credit facility agreement) and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit facility agreement) of at least 1.0 to 1.0.
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
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2019, we had $876.8 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. As of December 31, 2018, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding.
During the three months ended March 31, 2019, the Company repurchased $23.2 million face amount of its 2021 Notes. In conjunction with the repurchase, the Company recorded a gain from debt extinguishment of $0.4 million. For more information regarding the repurchases of our 2021 Secured Notes, see Note 9 - “Long-Term Debt” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2019, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 2.0.
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
For additional information regarding our senior notes, see Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2018 Annual Report.
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of March 31, 2019. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of March 31, 2019, at current maturities and reflecting only those line items that have materially changed since December 31, 2018, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$346.4	$112.0	$194.1	$40.1	$0.2
Operating lease obligations (2)	149.3	68.8	61.7	13.3	5.5
Letters of credit (3)	35.7	35.7	—	—	—
Purchase commitments (4)	432.9	290.9	42.1	42.0	57.9
Employment agreements (5)	1.8	1.1	0.7	—	—
Financing activities:
Obligations under inventory financing agreements	112.7	112.7	—	—	—
Finance lease obligations	3.3	0.7	0.6	0.7	1.3
Long-term debt obligations, excluding finance lease obligations	1,556.7	1.5	1,230.2	325.0	—
Total obligations	$2,638.8	$623.4	$1,529.4	$421.1	$64.9

(1)
Interest on long-term debt at contractual rates and maturities relates primarily to interest on our senior notes, revolving credit facility interest and fees and interest on our finance lease obligations, which excludes the adjustment for the interest rate swap agreement.

(2)	We have various operating leases primarily for railcars, the use of land, storage tanks, compressor stations, equipment, precious metals and office facilities that extend through September 2034.

(3)	Letters of credit primarily supporting crude oil and other feedstock purchases.

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

For additional information regarding our expected capital and turnaround expenditures for the remainder of 2019, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt transactions during the three months ended March 31, 2019.
Critical Accounting Policies and Estimates
For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report. There have been no material changes to such policies that occurred during the quarterly period ended March 31, 2019.
Recent Accounting Pronouncements
For additional discussion regarding recent accounting pronouncements, see Note 2 — “New Accounting Pronouncements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II, Item 7A in our 2018 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 10 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to derivative instruments and hedging activities.
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

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet, WCS, WTI Midland, Mixed Sweet Blend and ICE Brent.

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
Holding other variables related to RINs requirements constant, a $1.00 increase in the price of RINs as of March 31, 2019, would be expected to have a negative impact on net income for 2019 of approximately $55.0 million.

Interest Rate Risk
Our exposure to interest rate changes on fixed rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of March 31, 2019 and December 31, 2018, which we disclose in Note 9 — “Long-Term Debt” and Note 11 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Notes	$860.1	$872.2	$755.7	$894.7
2022 Notes	$328.2	$346.2	$279.4	$345.9
2023 Notes	$289.8	$320.3	$252.3	$320.1
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of March 31, 2019, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had no outstanding variable rate debt as of March 31, 2019 and December 31, 2018.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as described below.
As of March 31, 2019, the following two material weaknesses existed:

•
The ineffective design and implementation of effective controls with respect to the implementation of our enterprise resource planning (“ERP”) system consistent with our financial reporting requirements.  Specifically, management did not design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity or provide sufficient end user training to our employees to ensure that our employees could effectively operate the system and carry out their responsibilities.

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
Given the two material weaknesses that existed as of March 31, 2019, we have concluded that internal control over financial reporting remained ineffective as of March 31, 2019.
Planned Remediation Efforts to Address Existing Material Weaknesses
In order to remediate the existing two material weaknesses, we are taking the following steps to improve our overall processes and controls:

•
Data Integrity and Data Conversion - We have implemented certain additional controls around data management and review controls and are in the process of performing various validations of our master data.

•
End User Training - To reinforce the importance of our control environment across the Company, we are developing and providing additional training to employees to enhance their understanding of the new ERP system so that they can effectively operate the system and perform the related controls. In addition, we are also developing, enhancing and implementing the remaining necessary trainings and standardized policies in other areas of accounting to communicate and reinforce individual accountability for performance of internal control responsibilities across the Company.

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

The Company started the remediation process outlined above prior to September 30, 2017 and it will continue for the existing two material weaknesses throughout much of fiscal year 2019. We continue to progress in the execution of our remediation plan and are committed to continuing to review and improve our internal control processes and financial reporting controls and procedures. When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that led to the material weaknesses and strengthen our internal controls over financial reporting. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.
Changes in Internal Control over Financial Reporting
As described above, we have undertaken remediation actions to address the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2019 but have not materially affected our internal control over financial reporting.

With the exception of the foregoing remediation actions and the changes described in the previous section, there have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2018 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2018 Annual Report.

The tax treatment of publicly-traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships. For example, a recently introduced legislative proposal would repeal tax incentives for fossil fuels and eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
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
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly-traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory and administrative developments and proposals and their potential effect on your investment in our common units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

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

10.1
Third Amendment to Supply and Offtake Agreement, dated May 9, 2019 between Macquarie Energy North America Trading Inc. and Calumet Shreveport Refining, LLC (formerly known as Calumet Shreveport Lubricants and Waxes, LLC and successor by merger to Calumet Shreveport Fuels, LLC). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2019 (File No. 000-51734)).

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	May 10, 2019	By:	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Accounting Officer
(Authorized Person and Principal Accounting Officer)