Form 10-Q
period 2019-06-30
Calumet Specialty Products Partners, L.P.
filed 2019-08-08
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
On August 8, 2019, there were 77,554,244 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2019

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iii) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (iv) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (v) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (vi) our access to inventory financing under our supply and offtake agreements, (vii) our ability to remediate the identified material weaknesses and further strengthen the overall controls surrounding information systems, (viii) the future effectiveness of our enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations and (ix) the SEC investigation generally related to our finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part I, Item 1A “Risk Factors” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”), (ii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and (iii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$173.5	$155.7
Accounts receivable, net:
Trade	232.0	177.7
Other	27.6	20.3
	259.6	198.0
Inventories	285.1	284.1
Derivative assets	0.7	18.3
Prepaid expenses and other current assets	11.8	13.9
Total current assets	730.7	670.0
Property, plant and equipment, net	1,055.8	1,098.1
Investment in unconsolidated affiliates	9.3	25.4
Goodwill	171.4	171.4
Other intangible assets, net	79.6	88.0
Operating lease right-of-use assets	123.6	—
Other noncurrent assets, net	36.7	34.6
Total assets	$2,207.1	$2,087.5
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$252.6	$200.6
Accrued interest payable	29.6	30.7
Accrued salaries, wages and benefits	26.3	25.7
Other taxes payable	17.9	15.2
Obligations under inventory financing agreements	125.5	105.3
Other current liabilities	79.8	33.8
Current portion of operating lease liabilities	62.1	—
Current portion of long-term debt	2.0	3.8
Total current liabilities	595.8	415.1
Pension and postretirement benefit obligations	4.5	4.5
Other long-term liabilities	1.4	1.5
Long-term operating lease liabilities	62.5	—
Long-term debt, less current portion	1,475.8	1,600.7
Total liabilities	2,140.0	2,021.8
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 77,554,244 units and 77,177,159 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	61.7	61.6
General partner’s interest	12.9	12.8
Accumulated other comprehensive loss	(7.5)	(8.7)
Total partners’ capital	67.1	65.7
Total liabilities and partners’ capital	$2,207.1	$2,087.5
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per unit and unit data)
Sales	$896.9	$945.5	$1,748.2	$1,696.0
Cost of sales	789.8	822.1	1,505.1	1,459.4
Gross profit	107.1	123.4	243.1	236.6
Operating costs and expenses:
Selling	14.3	10.6	27.6	25.3
General and administrative	37.8	31.9	72.7	72.5
Transportation	31.6	33.0	67.5	63.3
Taxes other than income taxes	4.7	5.4	9.8	7.3
Loss on impairment and disposal of assets	16.2	0.7	27.9	1.2
Other operating income	(2.2)	(1.8)	(0.9)	(17.9)
Operating income	4.7	43.6	38.5	84.9
Other income (expense):
Interest expense	(33.1)	(37.5)	(65.4)	(82.7)
Gain (loss) from debt extinguishment	0.3	(58.2)	0.7	(58.8)
Gain on derivative instruments	10.3	0.8	19.4	0.7
Other	1.3	0.9	6.6	2.4
Total other expense	(21.2)	(94.0)	(38.7)	(138.4)
Net loss from continuing operations before income taxes	(16.5)	(50.4)	(0.2)	(53.5)
Income tax expense from continuing operations	0.3	0.8	0.2	0.6
Net loss from continuing operations	$(16.8)	$(51.2)	$(0.4)	$(54.1)
Net loss from discontinued operations, net of tax	$—	$(0.7)	$—	$(2.6)
Net loss	$(16.8)	$(51.9)	$(0.4)	$(56.7)
Allocation of net loss:
Net loss	$(16.8)	$(51.9)	$(0.4)	$(56.7)
Less:
General partner’s interest in net loss	(0.3)	(1.0)	—	(1.1)
Net loss available to limited partners	$(16.5)	$(50.9)	$(0.4)	$(55.6)
Weighted average limited partner units outstanding:
Basic and diluted	78,212,837	77,730,458	78,111,857	77,644,262
Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.21)	$(0.64)	$—	$(0.68)
From discontinued operations	—	(0.01)	—	(0.03)
Limited partners’ interest	$(0.21)	$(0.65)	$—	$(0.71)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net loss	$(16.8)	$(51.9)	$(0.4)	$(56.7)
Other comprehensive income:
Cash flow hedges:
Cash flow hedge loss reclassified to net loss	—	2.1	—	2.1
Defined benefit pension and retiree health benefit plans	—	0.1	—	0.1
Foreign currency translation adjustment	—	—	1.2	—
Total other comprehensive income	—	2.2	1.2	2.2
Comprehensive income (loss) attributable to partners’ capital	$(16.8)	$(49.7)	$0.8	$(54.5)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at March 31, 2019	$(7.5)	$13.2	$77.8	$83.5
Net loss	—	(0.3)	(16.5)	(16.8)
Amortization of phantom units	—	—	0.6	0.6
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.2)	(0.2)
Balance at June 30, 2019	$(7.5)	$12.9	$61.7	$67.1

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2018	$(8.7)	$12.8	$61.6	$65.7
Other comprehensive income	1.2	—	—	1.2
Net loss	—	—	(0.4)	(0.4)
Amortization of phantom units	—	—	1.0	1.0
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at June 30, 2019	$(7.5)	$12.9	$61.7	$67.1

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at March 31, 2018	$(7.2)	$13.7	$108.9	$115.4
Other comprehensive income	2.2	—	—	2.2
Net loss	—	(1.0)	(50.9)	(51.9)
Amortization of phantom units	—	—	1.3	1.3
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.4)	(0.4)
Balance at June 30, 2018	$(5.0)	$12.7	$58.9	$66.6

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2017	$(7.2)	$13.8	$113.3	$119.9
Other comprehensive income	2.2	—	—	2.2
Net loss	—	(1.1)	(55.6)	(56.7)
Amortization of phantom units	—	—	2.1	2.1
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.9)	(0.9)
Balance at June 30, 2018	$(5.0)	$12.7	$58.9	$66.6
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In millions)
Operating activities
Net loss	$(0.4)	$(56.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	2.6
Depreciation and amortization	55.2	59.2
Amortization of turnaround costs	10.4	6.0
Non-cash interest expense	3.5	4.4
(Gain) loss on debt extinguishments	(0.7)	58.8
Unrealized (gain) loss on derivative instruments	14.8	(2.8)
Equity based compensation	4.6	3.0
Lower of cost or market inventory adjustment	(41.5)	(15.0)
Loss on impairment and disposal of assets	27.9	1.2
Operating lease expense	37.8	—
Operating lease payments	(37.4)	—
Other non-cash activities	(3.6)	(1.0)
Changes in assets and liabilities:
Accounts receivable	(66.6)	19.5
Inventories	40.5	(2.6)
Prepaid expenses and other current assets	6.0	2.2
Derivative activity	(0.3)	(0.3)
Turnaround costs	(6.4)	(7.6)
Other assets	0.1	—
Accounts payable	42.9	(17.7)
Accrued interest payable	(0.5)	(20.3)
Accrued salaries, wages and benefits	(3.0)	(6.7)
Other taxes payable	2.7	5.2
Other liabilities	3.6	(54.7)
Net cash provided by (used in) operating activities	89.6	(23.3)
Investing activities
Additions to property, plant and equipment	(17.1)	(33.3)
Investment in unconsolidated affiliate	—	(3.8)
Proceeds from sale of unconsolidated affiliate	5.0	9.9
Proceeds from sale of business, net	—	28.4
Proceeds from sale of property, plant and equipment	3.7	0.2
Net cash provided by discontinued investing activities	5.0	3.4
Net cash provided by (used in) investing activities	(3.4)	4.8
Financing activities
Proceeds from borrowings — revolving credit facility	—	141.0
Repayments of borrowings — revolving credit facility	—	(141.1)
Repayments of borrowings — senior notes	(88.6)	(400.0)
Payments on finance lease obligations	(0.7)	(1.8)
Proceeds from inventory financing agreements	569.7	529.6
Payments on inventory financing agreements	(547.7)	(533.6)
Proceeds from other financing obligations	—	—
Payments on other financing obligations	(1.2)	(1.6)
Payments on extinguishment of debt	—	(46.6)
Debt issuance costs	—	(2.9)
Contributions from Calumet GP, LLC	0.1	—
Net cash used in financing activities	(68.4)	(457.0)
Net increase (decrease) in cash and cash equivalents	17.8	(475.5)
Cash and cash equivalents at beginning of period	155.7	514.3
Cash and cash equivalents at end of period	$173.5	$38.8
Cash and cash equivalents	$173.5	$38.8
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$5.6	$2.5
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Presentation of Financial Statements
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of June 30, 2019, the Company had 77,554,244 limited partner common units and 1,582,739 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
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
The unaudited condensed consolidated financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2018 Annual Report.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	June 30, 2019	December 31, 2018
RINs Obligation	$22.3	$15.8
Other (1)	57.5	18.0
Total	$79.8	$33.8

(1)
Balance as of June 30, 2019 includes $38.1 million related to the reclassification of the present value of the TexStar finance lease obligation in the first quarter of 2019 from current and long-term debt to other current liabilities. See Note 7 - “Commitments and Contingencies” for further information.

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
Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales by major source
Standard specialty products	$283.7	$309.7	$576.0	$563.5
Packaged and synthetic specialty products	60.7	72.9	120.6	140.9
Total specialty products	$344.4	$382.6	$696.6	$704.4

Fuel and fuel related products	$495.0	$500.8	$937.9	$896.3
Asphalt	57.5	62.1	113.7	95.3
Total fuel products	$552.5	$562.9	$1,051.6	$991.6

Total sales	$896.9	$945.5	$1,748.2	$1,696.0
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for doubtful accounts, from contracts with customers as of June 30, 2019 and December 31, 2018 was $232.0 million and $177.7 million, respectively.
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

4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the six months ended June 30, 2019, the Company recorded increases (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations of $0.9 million due to the permanent liquidation of inventory layers. No such activity occurred in the three months ended June 30, 2019 or in the three and six months ended June 30, 2018.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $8.3 million higher and $7.8 million lower as of June 30, 2019 and December 31, 2018, respectively.
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
Inventories consist of the following (in millions):

	June 30, 2019			December 31, 2018
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$38.2	$12.8	$51.0	$41.8	$10.6	$52.4
Work in process	37.5	32.2	69.7	40.7	19.2	59.9
Finished goods	111.5	52.9	164.4	127.9	43.9	171.8
	$187.2	$97.9	$285.1	$210.4	$73.7	$284.1

(1)	Amounts represent LIFO value and do not necessarily represent the value of product financing. Refer to Note 8 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended June 30, 2019 and 2018, the Company realized decreases of $2.6 million and $11.9 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations due to the sale of previously adjusted inventory. During the six months ended June 30, 2019 and 2018, the Company realized decreases of $41.5 million and $15.0 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations due to the sale of previously adjusted inventory.
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
As of June 30, 2019 and December 31, 2018, the Company had a $6.1 million and an $11.1 million receivable, respectively, in other accounts receivable in the condensed consolidated balance sheets for the remaining payment of the base price and working capital. Q’Max and the Company are negotiating terms under which Q’Max will pay the remaining amount payable to the Company.
The following table summarizes the results of discontinued operations for the periods presented (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018
Other	(0.7)	(2.6)
Net loss from discontinued operations net of income taxes	$(0.7)	$(2.6)
6. Investment in Unconsolidated Affiliates
The following table summarizes the Company’s investments in unconsolidated affiliates (in millions):

	June 30, 2019	December 31, 2018
	Investment	Investment
Fluid Holding Corp.	9.3	25.4
Total	$9.3	$25.4
Fluid Holding Corp.
In connection with the Anchor Transaction in November 2017, the Company received an investment in FHC as part of the total consideration for Anchor. FHC provides oilfield services and products to customers globally. The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company records this investment using a measurement alternative which values the security at cost less impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer.
During June 2019, the Company determined the fair value of its investment in FHC was less than its carrying value of $25.4 million after evaluating indicators of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company. As a result, the Company recorded a $16.1 million impairment charge in loss on disposal and impairment of assets in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019.
Biosyn Holdings, LLC and Biosynthetic Technologies
In February 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purpose of acquiring Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. In March 2019, the Company sold its investment in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million which was recorded in the “other” component of other income (expense) on the unaudited condensed consolidated statements of operations. Prior to the sale of Biosyn, the Company accounted for its ownership in Biosyn under the equity method of accounting.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality. The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HollyFrontier Corporation (the “Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, the Seller provided the Company a notice challenging the Company’s position that the Seller is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under the Seller’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled in excess of $17.0 million as of June 30, 2019, of which $14.6 million was capitalized into the cost of the Company’s refinery expansion project and the remainder was expensed. The Company continues to believe that the Seller is responsible to indemnify the Company for the majority of these remediation expenses disputed by the Seller and on September 22, 2015, the Company initiated a lawsuit against the Seller. On November 24, 2015, the Seller filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The arbitration panel conducted the first phase of the arbitration in July 2018 and issued its ruling on September 13, 2018. In its ruling, the arbitration panel confirmed that the Seller retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the Seller received notice within five years after the sale of the refinery, which claims are as subject to the requirements otherwise set forth in the asset purchase agreement. The second phase of the arbitration regarding damages occurred in April 2019 and the Company expects a decision from the arbitration panel in the coming months. In the event the Company is unsuccessful in the legal dispute with the Seller, the Company will be responsible for the remediation expenses. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.
Cotton Valley, Princeton and Shreveport Refineries
Since 2013, the Louisiana Depart of Environmental Quality (“LDEQ”) has issued Consolidated Compliance Orders & Notices of Proposed Penalties to the Cotton Valley, Princeton and Shreveport refineries relating to various alleged air quality and wastewater regulatory violations.  The Company has responded to the various orders and has submitted a consolidated proposal to the LDEQ to resolve all of the applicable matters and it is likely a resolution of this matter will result in a penalty in excess of $0.1 million.  The Company is awaiting a response from LDEQ on the Company’s proposal. The Company expects that the amount of the penalty will not be material to its financial position or results of operations and any conditions established by LDEQ on the Company’s operations will not be material to the Company’s operations.

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
The RINs exemptions resulted in a decrease in the RINs Obligation and is charged to cost of sales in the unaudited condensed consolidated statements of operations with the exception of the portion related to the Superior Refinery which was charged to other (income) expense within operating income in the unaudited condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company had a RINs Obligation of $22.3 million and $15.8 million, respectively.
Occupational Health and Safety
The Company is subject to various laws and regulations relating to occupational health and safety, including the federal Occupational Safety and Health Act (OSHA), as amended, and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA and similar state statutes require the Company to maintain information about hazardous materials used or produced in the Company’s operations and provide this information to employees, contractors, state and local government authorities and customers. The Company maintains safety and training programs as part of its ongoing efforts to promote compliance with applicable laws and regulations. The Company conducts periodic audits of Process Safety Management systems at each of its locations subject to this standard. The Company’s compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.
Labor Matters
The Company has employees covered by various collective bargaining agreements. The below facilities ratified their collective bargaining agreements during the six months ended June 30, 2019 and extended the agreements through the below expiration dates:

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
Other Matters, Claims and Legal Proceedings
The Company was a party to a 2014 Throughput and Deficiency Agreement with TexStar Midstream Logistics, L.P. (“TexStar”) pursuant to which TexStar delivered crude oil to the Company’s San Antonio refinery through a crude oil pipeline system owned and operated by TexStar (the “Pipeline Agreement”). The Pipeline Agreement had an initial term of 20 years and was accounted for as a finance lease on the Company’s condensed consolidated balance sheets. TexStar and the Company have each terminated the Pipeline Agreement for alleged breaches of the agreement. The Company ceased using the asset as of February 28, 2019, wrote off the associated net book value of $10.7 million in loss on impairment and disposal of assets and reclassified the $38.1 million present value of financing lease obligation from current and long-term debt to other current liabilities on the condensed consolidated balance sheets. The Company is in dispute with TexStar over whether any additional monies are owed with TexStar claiming certain minimum amounts of $0.0 - $0.5 million a month continued to be owed through the remainder of the original term of the Pipeline Agreement. The Company filed a lawsuit against TexStar on May 17, 2019 in Bexar County, Texas, seeking a declaratory judgment that the Company properly terminated the Pipeline Agreement and the Company is not obligated to make further payments under the Pipeline Agreement. The litigation is currently pending. The Company believes it will prevail in the dispute over whether further payments are owed, but pending resolution, the $38.1 million liability is recorded as a current liability on its condensed consolidated balance sheets.
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire but has not contacted Calumet in connection with that investigation or suggested that Calumet is responsible for the fire.  Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. We believe that the information currently publicly available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
On May 4, 2018, the SEC requested that the Company and certain of its executives voluntarily produce certain communications and documents prepared or maintained from January 2017 to May 2018 and generally related to the Company’s finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls. Beginning on July 11, 2018, the SEC issued several subpoenas formally requesting the same documents previously subject to the voluntary production requests by the SEC as well as additional, related documents and information. The SEC has also interviewed and taken testimony from current and former Company employees and other individuals and may elect to conduct further interviews in the future. The Company has, from the outset, cooperated with the SEC’s requests and intends to continue to do so. Currently, the Company cannot estimate the timing of the ultimate resolution of the SEC’s investigation; however, any adverse conclusion from the SEC’s investigation could result in fines or penalties.
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
Transactions with Related Parties
On April 18, 2019, the Company entered into a Master Reimbursement Agreement with The Heritage Group whereby The Heritage Group may incur or pay certain fees, expenses or obligations on behalf of the Company, and the Company shall reimburse The Heritage Group for such incurrences or payments in either cash or common units of the Company, subject to a limit of 4.0 million units. To date, the Company has accrued approximately $1.2 million for expenses incurred by The Heritage Group on behalf of the Company.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of June 30, 2019 and December 31, 2018, the Company had outstanding standby letters of credit of $77.1 million and $35.1 million, respectively, under its revolving credit facility. Refer to Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At June 30, 2019 and December 31, 2018, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which amount may be increased with the consent of the Agent (as defined in the revolving credit facility agreement) to 90% of revolver commitments then in effect ($600.0 million at June 30, 2019 and December 31, 2018).
8. Inventory Financing Agreements
On March 31, 2017, the Company entered into several agreements with Macquarie Energy North America Trading, Inc. (“Macquarie”) to support the operations of the Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). On July 27, 2017, the Company amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements with nine months’ notice any time prior to June 2019 and the Company the option to terminate with ninety days’ notice at any time. On May 9, 2019, the Company entered into an amendment to the Great Falls Supply and Offtake Agreements to, among other things, extend the Expiration Date (as defined in the Great Falls Supply and Offtake Agreements) from September 30, 2019 to June 30, 2023.

On June 19, 2017, the Company entered into several agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements” and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). Since inception, the Shreveport Supply and Offtake Agreements were set to expire on June 30, 2020; however, Macquarie has the option to terminate the Shreveport Supply and Offtake Agreements with nine months’ notice any time prior to June 2019 and the Company has the option to terminate with ninety days’ notice at any time. On May 9, 2019, the Company entered into an amendment to the Shreveport Supply and Offtake Agreements to, among other things, extend the Expiration Date (as defined in the Shreveport Supply and Offtake Agreements) from June 30, 2020 to June 30, 2023.
The Supply and Offtake Agreements allow the Company to purchase crude oil from Macquarie or one of its affiliates. Per the Supply and Offtake Agreements, Macquarie will provide up to 30,000 barrels per day of crude oil to the Great Falls refinery and 60,000 barrels per day of crude oil to the Shreveport refinery. The Company agreed to purchase the crude oil on a just-in-time basis to support the production operations at the Great Falls and Shreveport refineries. Additionally, the Company agreed to sell, and Macquarie agreed to buy, at market prices, refined products produced at the Great Falls and Shreveport refineries. For Shreveport, finished products consisting of finished fuel products (other than jet fuel), lubricants and waxes, Macquarie may (but is not required to) sell such products to the sales intermediation party (“SIP”), and the SIP may (but is not required to) sell such products to Shreveport, as applicable, for sale in turn to third parties. For jet fuel and certain intermediate products, Macquarie may (but is not required to) sell such products to Shreveport for sale thereby to third parties. The Company will then repurchase the refined products from Macquarie or the SIP prior to selling the refined products to third parties.
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
For the three months ended June 30, 2019 and 2018, the Company incurred $4.3 million and $5.4 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the six months ended June 30, 2019 and 2018, the Company incurred $6.1 million and $7.1 million, respectively, for financing costs related to the Supply and Offtake Agreements which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided collateral of $9.2 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations under inventory financing agreements pursuant to a master netting agreement.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited condensed consolidated statements of cash flows. As of June 30, 2019 and December 31, 2018, the capacity of the Deferred Payment Arrangement was $19.6 million and $21.9 million, respectively, and the Company had $20.6 million and $20.4 million deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remains outstanding as of June 30, 2019.

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rate of 0.1% and 6.0% for the six months ended June 30, 2019 and year ended December 31, 2018, respectively.	$—	$—
Borrowings under 2021 Notes, interest at a fixed rate of 6.5%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.7% and 6.8% for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.	810.2	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.1% and 8.0% for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. (1)	351.4	351.6
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.0% for each the six months ended June 30, 2019 and the year ended December 31, 2018.	325.0	325.0
Other	4.5	5.2
Finance lease obligations, at various interest rates, interest and monthly principal payments (3)	3.0	42.4
Less unamortized debt issuance costs (2)	(13.0)	(15.8)
Less unamortized discounts	(3.3)	(3.9)
Total long-term debt	$1,477.8	$1,604.5
Less current portion of long-term debt	2.0	3.8
	$1,475.8	$1,600.7

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $1.4 million and $1.6 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $26.3 million and $23.5 million at June 30, 2019 and December 31, 2018, respectively.

(3)
In the first quarter of 2019, the Company reclassified its TexStar finance lease obligation from debt to other current liabilities on the condensed consolidated balance sheets. See Note 7 - “Commitments and Contingencies” for further information.

6.50% Senior Notes due 2021 (the “2021 Notes”)
During the three months ended March 31, 2019, the Company repurchased $23.2 million face amount of its 2021 Notes at an average price of 97.8% of par value, plus accrued and unpaid interest thereon up to, but not including the respective transaction dates. In conjunction with the repurchases during the three months ended March 31, 2019, the Company recorded a gain from debt extinguishment of $0.4 million.
During the three months ended June 30, 2019, the Company repurchased $66.6 million of its 2021 Notes at an average price of 99.0% of par value, plus accrued and unpaid interest thereon up to, but not including the respective transaction dates. In conjunction with the repurchases during the three months ended June 30, 2019, the Company recorded a gain from debt extinguishment of $0.3 million.
As of June 30, 2019, the Company had repurchased $89.8 million aggregate principal amount of its 2021 Notes and the remaining principal amount following these repurchases is $810.2 million. During the six months ended June 30, 2019, the Company recorded a gain from debt extinguishment of $0.7 million.
2021 Notes, 2022 Notes and 2023 Notes
The 2021, 2022 and 2023 Notes are subject to certain automatic customary releases, including the sale, disposition or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the 2021, 2022 and 2023 Notes. See Note 15 - “Guarantor Disclosures” for required disclosures for guarantors and non-guarantors.
The indentures governing the 2021, 2022 and 2023 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2021, 2022 and 2023 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2021, 2022 and 2023 Notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2019, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 2.1. As of June 30, 2019, the Company was in compliance with all covenants under the indentures governing the 2021, 2022 and 2023 Notes.
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
As of June 30, 2019, the margin was 50 basis points for prime rate based revolver loans, 150 basis points for LIBOR based revolver loans, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans. In addition, if the Leverage Ratio (as defined in the revolving credit facility agreement) is less than 5.5 to 1.0 for any four fiscal quarter periods ending on or after August 23, 2018, then, after such fiscal quarter, the margins otherwise applicable will be reduced by 25 basis points. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.
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
In addition, the revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the sum of the greater of (i) 10% of the Borrowing Base (as defined in the revolving credit facility agreement) then in effect and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO Loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit facility agreement) of at least 1.0 to 1.0. As of June 30, 2019, the Company was in compliance with all covenants under the revolving credit facility.

Maturities of Long-Term Debt
As of June 30, 2019, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2019	$1.0
2020	1.8
2021	812.8
2022	350.3
2023	325.4
Thereafter	1.4
Total	$1,492.7
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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2019			December 31, 2018
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Midland crude oil basis swaps	Derivative assets	$—	$—	$—	$1.0	$—	$1.0
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$4.3	$—	$4.3	$1.5	$—	$1.5
WCS crude oil basis swaps	Derivative assets	—	—	—	16.5	(1.6)	14.9
WCS crude oil percentage basis swaps	Derivative assets	2.9	(2.7)	0.2	—	(6.1)	(6.1)
Midland crude oil basis swaps	Derivative assets	—	—	—	7.1	—	7.1
Diesel crack spread swap	Derivative assets	—	—	—	7.4	—	7.4
Diesel percentage basis crack spread swap	Derivative assets	0.9	(0.4)	0.5	—	(6.0)	(6.0)
Total derivative instruments		$8.1	$(3.1)	$5.0	$33.5	$(13.7)	$19.8
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2019			December 31, 2018
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
WCS crude oil basis swaps	Derivative liabilities	—	—	—	(1.6)	1.6	—
WCS crude oil percentage basis swaps	Derivative liabilities	(2.7)	2.7	—	(6.1)	6.1	—
Diesel percentage basis crack spread swaps	Derivative liabilities	(0.4)	0.4	—	(6.0)	6.0	—
Total derivative instruments		$(3.1)	$3.1	$—	$(13.7)	$13.7	$—
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of June 30, 2019, the Company had three counterparties in which the derivatives held were in net assets totaling $5.0 million. As of

December 31, 2018, the Company had four counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of June 30, 2019 or December 31, 2018. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities.
Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. The majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of June 30, 2019 and December 31, 2018, the Company had provided no collateral to its counterparties.
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
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Specialty products segment:
Midland crude oil basis swaps	0.5	—	(0.5)	—
Fuel products segment:
Inventory financing obligation	—	—	15.5	(2.9)
WCS crude oil basis swaps	13.5	—	(11.4)	0.6
WCS crude oil percentage basis swaps	0.8	—	(0.9)	(1.1)
Midland crude oil basis swaps	1.7	—	(5.0)	2.9
Diesel crack spread swaps	5.4	—	(6.6)	1.7
Diesel percentage basis crack spread swaps	0.6	—	(3.3)	(0.4)
Total	$22.5	$—	$(12.2)	$0.8

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Specialty products segment:
Midland crude oil basis swaps	1.6	—	(1.0)	—
Fuel products segment:
Inventory financing obligation	—	—	2.8	(6.9)
Crude oil swaps	—	—	—	(0.3)
WCS crude oil basis swaps	17.1	—	(14.9)	0.6
WCS crude oil percentage basis swaps	0.9	—	6.3	(0.8)
Midland crude oil basis swaps	9.0	—	(7.1)	2.9
Gasoline swaps	—	—	—	0.2
Gasoline crack spread swaps	—	(1.0)	—	1.8
Diesel swaps	—	—	—	0.2
Diesel crack spread swaps	6.1	(1.1)	(7.4)	5.9
Diesel percentage basis crack spread swaps	(0.5)	—	6.5	(0.8)
Total	$34.2	$(2.1)	$(14.8)	$2.8
Derivative Positions
WCS Crude Oil Basis Swap Contracts
At June 30, 2019, the Company had no derivatives related to either WCS crude oil basis purchases or sales in its fuel products segment.
At December 31, 2018, the Company had the following derivatives related to WCS crude oil basis purchases in its fuel products segment, none of which are designated as hedges:

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

WCS Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At June 30, 2019, the Company had the following derivatives related to crude oil percentage basis swap purchases in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2019	460,000	5,000	66.32%
Fourth Quarter 2019	460,000	5,000	66.32%
Total	920,000
Average percentage			66.32%
At June 30, 2019, the Company had the following derivatives related to crude oil percentage basis swap sales in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2019	460,000	5,000	67.05%
Fourth Quarter 2019	460,000	5,000	66.16%
Total	920,000
Average percentage			66.61%
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
At December 31, 2018, the Company had no derivatives related to crude oil percentage basis swap sales in its fuel products segment.
Midland Crude Oil Basis Swap Contracts
The Company had no crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WTI Midland and NYMEX WTI as of June 30, 2019.
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

Diesel Crack Spread Swap Contracts
The Company had no derivatives related to diesel crack spread sales in its fuel products segment as of June 30, 2019.
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
Diesel Percentage Basis Crack Spread Swap Contracts
The Company has entered into diesel crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. At June 30, 2019, the Company had the following derivatives related to diesel percent basis crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2019	460,000	5,000	138.38%
Fourth Quarter 2019	460,000	5,000	138.38%
Total	920,000
Average percentage			138.38%
At June 30, 2019, the Company had the following derivatives related to diesel percentage basis swap purchases in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
Third Quarter 2019	460,000	5,000	137.37%
Fourth Quarter 2019	460,000	5,000	137.37%
Total	920,000
Average percentage			137.37%
At December 31, 2018, the Company had the following derivatives related to diesel percent basis crack spread swap sales and no derivatives related to diesel percent basis crack spread swap purchases in its fuel products segment, none of which are designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	138.38%
Second Quarter 2019	455,000	5,000	138.38%
Third Quarter 2019	460,000	5,000	138.38%
Fourth Quarter 2019	460,000	5,000	138.38%
Total	1,825,000
Average percentage			138.38%

11. Fair Value Measurements
In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These tiers include the following:

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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at June 30, 2019 and December 31, 2018, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At June 30, 2019, the Company’s investments associated with its pension plan primarily consisted of mutual funds. The mutual funds are valued at the net asset value of shares in each fund held by the Pension Plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (approximately ten business days), if requested.
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
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Inventory financing obligation	$—	$—	$4.3	$4.3	$—	$—	$1.5	$1.5
Diesel crack spread swaps	—	—	—	—	—	—	7.4	7.4
Diesel percentage basis crack spread swaps	—	—	0.5	0.5	—	—	(6.0)	(6.0)
WCS crude oil basis swaps	—	—	—	—	—	—	14.9	14.9
WCS crude oil percentage basis swaps	—	—	0.2	0.2	—	—	(6.1)	(6.1)
Midland crude oil basis swaps	—	—	—	—	—	—	8.1	8.1
Total derivative assets	—	—	5.0	5.0	—	—	19.8	19.8
Pension plan investments	—	—	—	—	0.1	—	—	0.1
Total recurring assets at fair value	$—	$—	$5.0	$5.0	$0.1	$—	$19.8	$19.9
Liabilities:
RINs Obligation	—	(22.3)	—	(22.3)	—	(15.8)	—	(15.8)
Liability Awards	(7.2)	—	—	(7.2)	(2.7)	—	—	(2.7)
Total recurring liabilities at fair value	$(7.2)	$(22.3)	$—	$(29.5)	$(2.7)	$(15.8)	$—	$(18.5)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Six Months Ended June 30,
	2019	2018
Fair value at January 1,	$19.8	$(10.4)
Realized (gain) loss on derivative instruments	(34.2)	2.1
Unrealized gain (loss) on derivative instruments	(14.8)	2.8
Settlements	34.2	(2.1)
Fair value at June 30,	$5.0	$(7.6)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of June 30, 2019	$(14.8)	$2.8
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
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property, plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, the Company was required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.
The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company records this investment using a measurement alternative which measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. The investment in FHC is recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized, the Company would classify this asset as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. During the three months ended June 30, 2019, the Company recorded impairment on the investment in FHC and the categorization of the framework used to value the assets is considered Level 3. See Note 6 - “Investment in Unconsolidated Affiliates” for further information.
Estimated Fair Value of Financial Instruments
Cash and cash equivalents
The carrying value of cash and cash equivalents is each considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at June 30, 2019 and December 31, 2018, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. See Note 9 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		June 30, 2019		December 31, 2018
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
Senior notes	1	$1,461.3	$1,473.7	$1,287.4	$1,560.7
Finance lease and other obligations	3	$7.5	$7.5	$47.6	$47.6

12. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per limited partner unit:
Net loss from continuing operations	$(16.8)	$(51.2)	$(0.4)	$(54.1)
Less:
General partner’s interest in net loss from continuing operations	(0.3)	(1.0)	—	(1.1)
Net loss from continuing operations available to limited partners	$(16.5)	$(50.2)	$(0.4)	$(53.0)
Net loss from discontinued operations available to limited partners	—	(0.7)	—	(2.6)
Net loss available to limited partners	$(16.5)	$(50.9)	$(0.4)	$(55.6)

Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding(1)	78,212,837	77,730,458	78,111,857	77,644,262
Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.21)	$(0.64)	$—	$(0.68)
From discontinued operations	—	(0.01)	—	(0.03)
Limited partners’ interest	$(0.21)	$(0.65)	$—	$(0.71)

(1)
Total diluted weighted average limited partner units outstanding excludes 0.1 million for the three and six months ended June 30, 2019 and 0.3 million for the three and six months ended June 30, 2018, consisting of unvested phantom units.

13. Segments and Related Information
a. Segment Reporting
The Company manages its business in two operating segments, which are grouped on the basis of similar product, market and operating factors into the following reportable segments:

•
Specialty Products. The specialty products segment is the Company’s core business which produces a variety of lubricating oils, solvents, waxes, synthetic lubricants and other products which are sold to customers who purchase these products primarily as raw material components for basic automotive, industrial and consumer goods. Specialty products also include synthetic lubricants used in manufacturing, mining and automotive applications.

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
Reportable segment information for the three months ended June 30, 2019 and 2018, is as follows (in millions):

Three Months Ended June 30, 2019	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$344.4	$552.5	$896.9	$—	$896.9
Intersegment sales	—	1.4	1.4	(1.4)	—
Total sales	$344.4	$553.9	$898.3	$(1.4)	$896.9
Adjusted EBITDA	$47.3	$32.3	$79.6	$—	$79.6
Reconciling items to net loss:
Depreciation and amortization	12.7	19.9	32.6	—	32.6
Unrealized loss on derivatives					12.2
Interest expense					33.1
Gain on debt extinguishment					(0.3)
Loss on impairment and disposal of fixed assets					16.2
Equity based compensation and other items					2.3
Income tax expense					0.3
Net loss from continuing operations					$(16.8)

Three Months Ended June 30, 2018	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$382.6	$562.9	$945.5	$—	$945.5
Intersegment sales	—	16.1	16.1	(16.1)	—
Total sales	$382.6	$579.0	$961.6	$(16.1)	$945.5
Adjusted EBITDA	$53.7	$25.6	$79.3	$—	$79.3
Reconciling items to net loss:
Depreciation and amortization	12.7	19.5	32.2	—	32.2
Realized loss on derivatives, not reflected in net loss or settled in a prior period	0.4	1.7	2.1	—	2.1
Unrealized gain on derivatives					(0.8)
Interest expense					37.5
Loss on debt extinguishment					58.2
Loss on impairment and disposal of fixed assets					0.7
Equity based compensation and other items					(0.2)
Income tax expense					0.8
Net loss from continuing operations					$(51.2)

Reportable segment information for the six months ended June 30, 2019 and 2018, is as follows (in millions):

Six Months Ended June 30, 2019	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$696.6	$1,051.6	$1,748.2	$—	$1,748.2
Intersegment sales	—	12.4	12.4	(12.4)	—
Total sales	$696.6	$1,064.0	$1,760.6	$(12.4)	$1,748.2
Income from unconsolidated affiliates	$3.8	$—	$3.8	$—	$3.8
Adjusted EBITDA	$103.6	$73.7	$177.3	$—	$177.3
Reconciling items to net loss:
Depreciation and amortization	24.9	40.7	65.6	—	65.6
Gain on sale of unconsolidated affiliate	(1.2)	—	(1.2)	—	(1.2)
Unrealized loss on derivatives					14.8
Interest expense					65.4
Gain on debt extinguishment					(0.7)
Loss on impairment and disposal of fixed assets					27.9
Equity based compensation and other items					5.7
Income tax expense					0.2
Net loss from continuing operations					$(0.4)

Six Months Ended June 30, 2018	Specialty Products	Fuel Products	Combined Segments	Eliminations	Consolidated Total
Sales:
External customers	$704.4	$991.6	$1,696.0	$—	$1,696.0
Intersegment sales	—	25.9	25.9	(25.9)	—
Total sales	$704.4	$1,017.5	$1,721.9	$(25.9)	$1,696.0
Loss from unconsolidated affiliates	$(3.7)	$—	$(3.7)	$—	$(3.7)
Adjusted EBITDA	$91.4	$64.3	$155.7	$—	$155.7
Reconciling items to net loss:
Depreciation and amortization	27.0	38.2	$65.2	—	65.2
Realized loss on derivatives, not reflected in net loss or settled in a prior period	0.4	1.7	$2.1	—	2.1
Unrealized gain on derivatives					(2.8)
Interest expense					82.7
Loss on debt extinguishment					58.8
Loss on impairment and disposal of assets					1.2
Equity based compensation and other items					2.0
Income tax expense					0.6
Net loss from continuing operations					$(54.1)
b. Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three and six months ended June 30, 2019 and 2018. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, synthetic lubricants and other products. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt and other products. The following table sets forth the major product category sales for each segment for the three months ended June 30, 2019 and 2018 (dollars in millions):

	Three Months Ended June 30,
	2019		2018
Specialty products:
Lubricating oils	$152.5	17.0%	$165.5	17.5%
Solvents	80.7	9.0%	94.0	9.9%
Waxes	31.6	3.5%	28.1	3.0%
Packaged and synthetic specialty products	60.7	6.8%	72.9	7.7%
Other	18.9	2.1%	22.1	2.3%
Total	$344.4	38.4%	$382.6	40.5%
Fuel products:
Gasoline	$183.8	20.5%	$187.8	19.9%
Diesel	218.1	24.3%	250.7	26.5%
Jet fuel	40.7	4.5%	20.9	2.2%
Asphalt, heavy fuel oils and other	109.9	12.3%	103.5	10.9%
Total	$552.5	61.6%	$562.9	59.5%
Consolidated sales	$896.9	100.0%	$945.5	100.0%
The following table sets forth the major product category sales for the six months ended June 30, 2019 and 2018 (dollars in millions):

	Six Months Ended June 30,
	2019		2018
Specialty products:
Lubricating oils	$304.6	17.4%	$301.7	17.8%
Solvents	168.1	9.6%	166.0	9.8%
Waxes	62.5	3.6%	57.7	3.4%
Packaged and synthetic specialty products	120.6	6.9%	140.9	8.3%
Other	40.8	2.3%	38.1	2.2%
Total	$696.6	39.8%	$704.4	41.5%
Fuel products:
Gasoline	$341.4	19.6%	$337.6	19.9%
Diesel	444.0	25.4%	424.0	25.0%
Jet fuel	61.3	3.5%	50.8	3.0%
Asphalt, heavy fuel oils and other	204.9	11.7%	179.2	10.6%
Total	$1,051.6	60.2%	$991.6	58.5%
Consolidated sales	$1,748.2	100.0%	$1,696.0	100.0%
d. Major Customers
During the three and six months ended June 30, 2019 and 2018, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the three months ended June 30, 2019 and 2018, the Company had two suppliers that supplied approximately 67.7% and 59.0%, respectively, of its crude oil supply. During the six months ended June 30, 2019 and 2018, the Company had two suppliers that supplied approximately 63.0% and 59.6%, respectively, of its crude oil supply.
14. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 15 years, some of which include options to extend the lease for up to 35 years, and some of which include options to terminate the lease within one year. Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective transition approach that applied the new standard to all leases existing at the effective date of the standard with no restatement of prior periods. Given the adoption of ASU 2016-02, the Company’s operating leases have been included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company’s finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, less current portion in the condensed consolidated balance sheets, which remains consistent with the Company’s presentation of its finance leases prior to the adoption of ASU 2016-02.
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

•	Land Easement - The Company elected not to assess whether any land easements are, or contain, leases in accordance with ASC 842 when transitioning to the standard.
Supplemental balance sheet information related to the Company’s leases as of June 30, 2019, were as follows (in millions):

		June 30, 2019
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets (2)	$123.6
Finance lease assets	Property, plant and equipment, net (1)	3.6
Total leased assets		$127.2
Liabilities:
Current
Operating	Current portion of operating lease liabilities (2)	$62.1
Finance	Current portion of long-term debt	0.5
Non-current
Operating	Long-term operating lease liabilities (2)	62.5
Finance	Long term debt, less current portion	2.5
Total lease liabilities		$127.6

(1)	Finance lease assets are recorded net of accumulated amortization of $6.7 million as of June 30, 2019.

(2)	In the second quarter of 2019, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $3.8 million.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended June 30, 2019 were as follows (in millions).

		Three Months Ended	Six Months Ended
Lease Costs:	Classification:	June 30, 2019
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$16.2	$33.7
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	1.4	3.4
Variable operating lease cost (2) (3)	Cost of Sales; SG&A Expenses	0.2	0.7
Finance lease cost:
Amortization of right-of-use asset	Cost of Sales	0.4	0.7
Interest on lease liabilities	Interest expense	0.1	1.1
Total lease cost		$18.3	$39.6

(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

(2)
Approximately $0.5 million of the Company’s variable operating lease cost for the six months ended June 30, 2019 relates to its lease agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (“the LVT Agreement”). Pursuant to the LVT Agreement, Phillips 66 is obligated to supply a minimum supply quantity which the Company agrees to purchase through December 31, 2020.  Pricing for the agreement is indexed to the prior month’s average of Platts Mid USGC 55 Grade Jet Kero price on the day of loading plus an adder. Phillips 66 invoices the Company for the estimated volume of product to be purchased by the Company based on a supplied forecast and differences between actual volumes purchased and the estimated volume of product originally billed makes up the variable component of the operating lease contract. There were no variable operating lease costs related the LVT Agreement for the three months ended June 30, 2019

(3)
The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of June 30, 2019, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2019	$35.2	$0.5	$35.7
2020	64.8	0.5	65.3
2021	13.6	0.5	14.1
2022	9.8	0.5	10.3
2023	6.9	0.5	7.4
Thereafter	7.2	1.6	8.8
Total	$137.5	$4.1	$141.6
Less: Interest	12.9	1.1	14.0
Present value of lease liabilities	$124.6	$3.0	$127.6

(1)
As of June 30, 2019, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of June 30, 2019.

(2)
As of June 30, 2019, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of June 30, 2019.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

June 30, 2019
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	2.7
Finance leases	4.0
Weighted-average discount rate:
Operating leases	7.3%
Finance leases	6.4%
15. Guarantor Disclosures
The Company’s payment obligations under the 2021 Notes, 2022 Notes, and 2023 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned operating subsidiaries and certain of the Company’s future operating subsidiaries (the “100% Owned Guarantor Subsidiaries”), except Calumet Finance Corp. (the “Co-Issuer”) and certain other subsidiaries of the Company that do not guarantee such indebtedness (the “Non-Guarantor Subsidiaries”). The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Calumet Specialty Products Partners, L.P., the Co-Issuer, the 100% Owned Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, with the consolidating eliminations necessary to present the Company’s results on a consolidated basis.

UNAUDITED CONDENSED SUPPLEMENTAL CONSOLIDATED BALANCE SHEET

	June 30, 2019
	(In millions)
	Parent	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$169.2	$4.3	$—	$173.5
Accounts receivable, net:	0.1	—	246.0	13.5	—	259.6
Inventories	—	—	283.1	2.0	—	285.1
Prepaid expenses and other current assets	—	—	12.5	—	—	12.5
Intercompany receivable	518.4	—	773.9	407.8	(1,700.1)	—
Total current assets	518.5	—	1,484.7	427.6	(1,700.1)	730.7
Property, plant and equipment, net	—	—	1,055.8	—	—	1,055.8
Goodwill and other intangible assets, net	—	—	251.0	—	—	251.0
Investment in subsidiaries	705.4	—	—	—	(705.4)	—
Other noncurrent assets, net	—	—	169.6	—	—	169.6
Total assets	$1,223.9	$—	$2,961.1	$427.6	$(2,405.5)	$2,207.1
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$—	$—	$250.2	$2.4	$—	$252.6
Accrued and other current liabilities	—	29.6	311.6	—	—	341.2
Current portion of long-term debt	—	—	2.0	—	—	2.0
Intercompany payable	1,156.8	145.1	—	398.2	(1,700.1)	—
Total current liabilities	1,156.8	174.7	563.8	400.6	(1,700.1)	595.8
Other long-term liabilities	—	—	67.7	—	—	67.7
Deferred income taxes	—	—	0.7	—	—	0.7
Long-term debt, less current portion	—	1,470.2	5.6	—	—	1,475.8
Total liabilities	1,156.8	1,644.9	637.8	400.6	(1,700.1)	2,140.0
Total partners’ capital	67.1	(1,644.9)	2,323.3	27.0	(705.4)	67.1
Total liabilities and partners’ capital	$1,223.9	$—	$2,961.1	$427.6	$(2,405.5)	$2,207.1

UNAUDITED CONDENSED SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2019
	(In millions)
	Parent	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$894.6	$15.3	$(13.0)	$896.9
Cost of sales	—	—	788.7	12.8	(11.7)	789.8
Gross profit	—	—	105.9	2.5	(1.3)	107.1
Operating costs and expenses:		—
Selling, general and administrative	—	—	82.9	0.8	—	83.7
Loss on impairment and disposal of assets	—	—	16.2	—	—	16.2
Other operating expenses	—	—	2.5	—	—	2.5
Operating income (expense)	—	—	4.3	1.7	(1.3)	4.7
Other income (expense):		—
Interest expense	—	(28.7)	(4.4)	—	—	(33.1)
Other income	—	0.4	9.8	1.7	—	11.9
Equity in net income (loss) of subsidiaries	(16.5)	—	(1.3)	—	17.8	—
Income (loss) before income tax	(16.5)	(28.3)	8.4	3.4	16.5	(16.5)
Income tax expense (benefit) from continuing operations	0.3	—	0.1	0.2	(0.3)	0.3
Net income (loss)	$(16.8)	$(28.3)	$8.3	$3.2	$16.8	$(16.8)
Other comprehensive income (loss):
Comprehensive income (loss) attributable to partners’ capital	$(16.8)	$(28.3)	$8.3	$3.2	$16.8	$(16.8)

UNAUDITED CONDENSED SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2019
	(In millions)
	Parent	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$1,742.6	$29.5	$(23.9)	$1,748.2
Cost of sales	—	—	1,502.1	25.5	(22.5)	1,505.1
Gross profit	—	—	240.5	4.0	(1.4)	243.1
Operating costs and expenses:
Selling, general and administrative	—	—	166.2	1.6	—	167.8
Loss on impairment and disposal of assets	—	—	27.9	—	—	27.9
Other operating expense	—	—	8.9	—	—	8.9
Operating income (expense)	—	—	37.5	2.4	(1.4)	38.5
Other income (expense):
Interest expense	—	(58.0)	(7.4)	—	—	(65.4)
Equity in net income (loss) of subsidiaries	(0.2)	—	(1.4)	—	1.6	—
Other income	—	0.7	25.0	1.0	—	26.7
Net income (loss) before income tax	(0.2)	(57.3)	53.7	3.4	0.2	(0.2)
Income tax expense (benefit)	0.2	—	(0.1)	0.3	(0.2)	0.2
Net income (loss)	$(0.4)	$(57.3)	$53.8	$3.1	$0.4	$(0.4)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.2	—	—	1.2	(1.2)	1.2
Comprehensive income (loss) attributable to partner's capital	$0.8	$(57.3)	$53.8	$4.3	$(0.8)	$0.8

UNAUDITED CONDENSED SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2019
	(In millions)
	Parent	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$—	$90.0	$(0.4)	$—	$89.6
Investing activities
Additions to property, plant and equipment	—	—	(17.1)	—	—	(17.1)
Proceeds from sale of unconsolidated affiliate	—	—	5.0	—	—	5.0
Proceeds from sale of property, plant and equipment	—	—	3.7	—	—	3.7
Net cash provided by discontinued investing activities	—	—	5.0	—	—	5.0
(Contributions) Distribution to subsidiaries	—	88.6	—	—	(88.6)	—
Net cash provided by (used in) investing activities	—	88.6	(3.4)	—	(88.6)	(3.4)
Financing activities
Repayments of borrowings — senior notes	—	(88.6)	(0.7)	—	—	(89.3)
Net proceeds from inventory financing obligations	—	—	22.0	—	—	22.0
Payments on other financing obligations	(0.6)	—	(0.6)	—	—	(1.2)
Changes in intercompany balances	0.5	—	(87.0)	(2.1)	88.6	—
Contributions from Calumet GP, LLC	0.1	—	—	—	—	0.1
Net cash provided by (used in) financing activities	—	(88.6)	(66.3)	(2.1)	88.6	(68.4)
Net increase (decrease) in cash and cash equivalents	$—	$—	$20.3	$(2.5)	$—	$17.8
Cash and cash equivalents at beginning of period	$—	$—	$148.9	$6.8	$—	$155.7
Cash and cash equivalents at end of period	$—	$—	$169.2	$4.3	$—	$173.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and six months ended June 30, 2019 and 2018. In addition, as discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements, we closed the Anchor Transaction on November 21, 2017. As a result of the Anchor Transaction, we classified the results of operations and the assets and liabilities of Anchor Drilling Fluids USA, LLC (“Anchor”) for all periods presented to reflect Anchor as a discontinued operation. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2018 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
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
Second Quarter 2019 Update
Outlook and Trends
Commodity markets and corresponding fluctuations in product margins have been mixed during the six months ended June 30, 2019, with the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil increasing by approximately 9.1% in the second quarter of 2019 as compared to the first quarter of 2019. We expect volatility to continue throughout 2019. Below are factors that have impacted or may impact our results of operations during 2019:

•
We continue to focus on improving operations. Our total feedstock runs were 104,921 barrels per day (“bpd”) during the second quarter 2019, compared to 91,637 bpd during the second quarter 2018. This increase is primarily attributed to improved plant utilization rates in the current period in comparison to the prior period when turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities negatively impacted our operating results. We anticipate secular improvement in our utilization rates as we seek to minimize unplanned downtime at our facilities.

•
Gasoline margins are expected to increase in response to the higher domestic demand associated with the summer driving season. Diesel margins continue to be positively impacted by the market supply and are expected to remain relatively stable over the short-term with the potential to be positively affected by the implementation of the International Maritime Organization 2020 regulations.

•	Asphalt demand is expected to remain consistent with the second quarter of 2019 due to the seasonality of the road construction and roofing industries.

•
Environmental regulations continue to affect our margins in the form of the cost of Renewable Identification Numbers (“RINs”). To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. The approximate 80% increase in the price of RINs during the second quarter 2019 unfavorably affected our results of operations. It is not possible to predict what future RINs volumes or costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (inclusive of the favorable impact of exemptions received), assuming current market prices for RINs continue. While we applied for RINs exemptions, we have not learned whether we will receive any exemptions in 2019 for the 2018 operating year.

•
Late in the fourth quarter of 2018 and into 2019, the Canadian heavy sour crude oil discounts have narrowed in comparison to the large discounts seen throughout much of 2018 caused by the oversupply of sour crude oil and pipeline constraints restricting access to markets. The price of domestically produced mid-continent crude is expected to continue to trade at a discount relative to internationally produced crude reflecting increased domestic production combined with transportation constraints. Processing crude oils priced based on WCS and other cost-advantaged crudes will continue to be a focus of ours in 2019.

•
Specialty product margins, as a percentage of sales, have remained relatively stable and are expected to remain stable in the near term. We continue to consider our specialty products segment our core business over the long term, and we plan to seek appropriate ways to further invest in our specialty products segment.

•
We continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. In addition, we may also consider the disposition of certain core assets or businesses, to the extent such a transaction would improve our capital structure or otherwise be accretive to the Company. There can be no assurance as to the timing or success of any such potential transaction, or any other transaction, or that we will be able to sell such assets or businesses on satisfactory terms, if at all. In addition, our acquisition program targets assets that management believes will be financially accretive, and we intend to focus on targeted strategic acquisitions of specialty products assets that leverage an existing core competency and that have an identifiable competitive advantage we can exploit as the new owner.

Key Matters, Claims and Legal Proceedings
The Company was a party to a 2014 Throughput and Deficiency Agreement with TexStar Midstream Logistics, L.P. (“TexStar”) pursuant to which TexStar delivered crude oil to the Company’s San Antonio refinery through a crude oil pipeline system owned and operated by TexStar (the “Pipeline Agreement”). The Pipeline Agreement had an initial term of 20 years and was accounted for as a finance lease on the Company’s condensed consolidated balance sheets. TexStar and the Company have each terminated the Pipeline Agreement for alleged breaches of the agreement. The Company ceased using the asset as of February 28, 2019, wrote off the associated net book value of $10.7 million as impairment and disposal of assets and reclassified the $38.1 million present value of financing lease obligation from current and long-term debt to other current liabilities on the condensed consolidated balance sheet.  The Company is in dispute with TexStar over whether any additional monies are owed with TexStar claiming certain minimum amounts of $0.0 - $0.5 million a month continue to be owed through the remainder of the original term of the Pipeline Agreement. The Company filed a lawsuit against TexStar on May 17, 2019 in Bexar County, Texas, seeking a declaratory judgment that the Company properly terminated the Pipeline Agreement and the Company is not obligated to make further payments under the Pipeline Agreement. The litigation is currently pending. The Company believes it will prevail in the dispute over whether further payments are owed, but pending resolution, the $38.1 million is recorded as a current liability on its condensed consolidated balance sheets.
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire but has not contacted Calumet in connection with that investigation or suggested that Calumet is responsible for the fire.  Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. We believe that the information currently publicly available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
On May 4, 2018, the SEC requested that the Company and certain of its executives voluntarily produce certain communications and documents prepared or maintained from January 2017 to May 2018 and generally related to the Company’s finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls. Beginning on July 11, 2018, the SEC issued several subpoenas formally requesting the same documents previously subject to the voluntary production requests by the SEC as well as additional, related documents and information. The SEC has also interviewed and taken testimony from current and former Company employees and other individuals and may elect to conduct further interviews in the future. The Company has, from the outset, cooperated with the SEC’s requests and intends to continue to do so. Currently, the Company cannot estimate the timing of the ultimate resolution of the SEC’s investigation; however, any adverse conclusion from the SEC’s investigation could result in fines or penalties.

Financial Results
We reported a net loss from continuing operations of $16.8 million in the second quarter 2019, versus a net loss from continuing operations of $51.2 million in the second quarter 2018. We reported Adjusted EBITDA from continuing operations (as defined in “Non-GAAP Financial Measures”) of $79.6 million in the second quarter 2019, versus $79.3 million in the second quarter 2018. We generated cash from continuing operating activities of $89.6 million through the second quarter 2019, driven by improved business performance that resulted in an increase in gross profit, a reduction in other expenses largely driven by reductions in interest expense and gains on derivative instruments and reductions in working capital requirements. The Company used cash in operating activities operations of $23.3 million through the second quarter 2018.
Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Commodity markets remained volatile in the second quarter 2019, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil decreased by approximately 11.8% in the second quarter 2019, when compared to the same period in 2018. In the second quarter 2019, the average price differential per barrel between Western Canadian Select (“WCS”) crude oil and NYMEX WTI averaged $12 per barrel below NYMEX WTI, versus $18 per barrel below NYMEX WTI in the second quarter 2018. Given our access to cost advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade over time based on market conditions and pricing. In the second quarter 2019, we processed approximately 24,600 bpd of heavy Canadian crude oil, versus 25,500 bpd in the second quarter 2018.
Specialty products segment Adjusted EBITDA was $47.3 million in the second quarter 2019, versus $53.7 million in the second quarter 2018. Specialty products second quarter 2019 segment Adjusted EBITDA was primarily impacted by decreased production at certain third-party processing facilities and planned downtime at the Shreveport facility, partially offset by stronger margins. Pricing weakness across the paraffinic base oil market continues to be a challenge, but has been offset by strengthening our other specialty product lines. Second quarter 2019 results were impacted by a $0.4 million unfavorable LCM inventory adjustment compared to a $4.6 million favorable LCM inventory adjustment in the second quarter 2018.
Fuel products segment Adjusted EBITDA was $32.3 million during the second quarter 2019, versus $25.6 million in the second quarter 2018, due primarily to increased sales volume as a result of improved plant utilization rates, and slightly higher U.S. Gulf Coast 2/1/1 crack spreads (“Gulf Coast crack spread”), offset by the tightening of WCS and WTI Midland differentials to NYMEX WTI when comparing periods. Second quarter 2019 results were impacted by a $3.0 million favorable LCM inventory adjustment compared to a $9.4 million favorable LCM inventory adjustment in the second quarter 2018.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the Gulf Coast crack spread. The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing two barrels of crude oil into one barrel of gasoline and one barrel of ultra-low sulfur diesel fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the second quarter 2019, the Gulf Coast crack spread averaged approximately $20 per barrel compared to approximately $19 per barrel in the same period in 2018, an approximate 5.3% increase. The Gulf Coast ULSD crack spread remained flat, averaging approximately $21 per barrel during the second quarter 2019 and the second quarter 2018. The Gulf Coast gasoline crack spread averaged approximately $18 per barrel during the second quarter 2019, compared to approximately $17 per barrel in the same period in 2018.
Liquidity Update
As of June 30, 2019, we had total liquidity of $473.1 million comprised of $173.5 million of cash and availability under our revolving credit facility of $299.6 million. As of June 30, 2019, we had a $376.7 million borrowing base, $77.1 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.
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
During the second quarter 2019, we recognized RINs expense of $8.1 million, compared to a RINs expense of $1.9 million, for the second quarter 2018. For the full-year 2019, we anticipate our gross RINs obligation will be 85 million RINs. Estimated RINs obligations remain subject to fluctuations in fuels production volumes during the full-year 2019. The gross RINs obligations exclude the potential for any subsequent hardship waivers.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue.
Key Performance Measures
Our sales and net loss are principally affected by the price of crude oil, demand for specialty products and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
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
Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Production Volume. The following table sets forth information about our combined operations from continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	102,923	102,484	0.4%	105,961	95,298	11.2%
Total feedstock runs (2)	104,415	98,704	5.8%	104,921	91,637	14.5%
Facility production: (3)
Specialty products:
Lubricating oils	11,327	13,755	(17.7)%	11,839	11,904	(0.5)%
Solvents	7,317	7,726	(5.3)%	7,624	7,854	(2.9)%
Waxes	1,427	1,172	21.8%	1,403	1,205	16.4%
Packaged and synthetic specialty products (4)	1,747	2,458	(28.9)%	1,810	2,448	(26.1)%
Other	1,660	2,087	(20.5)%	1,417	1,898	(25.3)%
Total	23,478	27,198	(13.7)%	24,093	25,309	(4.8)%
Fuel products:
Gasoline	23,245	21,135	10.0%	23,924	19,501	22.7%
Diesel	28,233	27,993	0.9%	29,349	25,534	14.9%
Jet fuel	5,517	2,705	104.0%	4,081	3,223	26.6%
Asphalt, heavy fuels and other	21,484	20,869	2.9%	20,413	18,909	8.0%
Total	78,479	72,702	7.9%	77,767	67,167	15.8%
Total facility production (3)	101,957	99,900	2.1%	101,860	92,476	10.1%

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

The increase in total sales volume for the three and six months ended June 30, 2019, as compared to the same periods in 2018, is due primarily to improved plant utilization in the first and second quarters of 2019. In the first and second quarters of 2018, turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities negatively impacted our sales volumes.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The increase in total feedstock runs for the three and six months ended June 30, 2019, as compared to the same periods in 2018, is due primarily to improved plant utilization in the first and second quarters of 2019. In the first and second quarters of 2018, turnaround activities at the Shreveport refinery and certain third-party processing facilities and maintenance activities negatively impacted our sales volumes.

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

The change in total facility production for the three and six months ended June 30, 2019, as compared to the same periods in 2018, is due primarily to the operational items discussed above in footnote 2.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Sales	$896.9	$945.5	$1,748.2	$1,696.0
Cost of sales	789.8	822.1	1,505.1	1,459.4
Gross profit	107.1	123.4	243.1	236.6
Operating costs and expenses:
Selling	14.3	10.6	27.6	25.3
General and administrative	37.8	31.9	72.7	72.5
Transportation	31.6	33.0	67.5	63.3
Taxes other than income taxes	4.7	5.4	9.8	7.3
Loss on impairment and disposal of assets	16.2	0.7	27.9	1.2
Other operating income	(2.2)	(1.8)	(0.9)	(17.9)
Operating income	4.7	43.6	38.5	84.9
Other income (expense):
Interest expense	(33.1)	(37.5)	(65.4)	(82.7)
Gain (loss) from debt extinguishment	0.3	(58.2)	0.7	(58.8)
Gain on derivative instruments	10.3	0.8	19.4	0.7
Other	1.3	0.9	6.6	2.4
Total other expense	(21.2)	(94.0)	(38.7)	(138.4)
Net loss from continuing operations before income taxes	(16.5)	(50.4)	(0.2)	(53.5)
Income tax expense from continuing operations	0.3	0.8	0.2	0.6
Net loss from continuing operations	$(16.8)	$(51.2)	$(0.4)	$(54.1)
Net loss from discontinued operations, net of tax	$—	$(0.7)	$—	$(2.6)
Net loss	$(16.8)	$(51.9)	$(0.4)	$(56.7)
EBITDA	$43.6	$15.9	$120.4	$85.8
Adjusted EBITDA	$79.6	$78.9	$177.3	$153.9
Distributable Cash Flow	$35.7	$36.5	$91.4	$59.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(16.8)	$(51.9)	$(0.4)	$(56.7)
Add:
Interest expense	33.1	37.5	65.4	82.7
Depreciation and amortization	27.0	29.5	55.2	59.2
Income tax expense	0.3	0.8	0.2	0.6
EBITDA	$43.6	$15.9	$120.4	$85.8
Add:
Unrealized (gain) loss on derivative instruments	$12.2	$(0.8)	$14.8	$(2.8)
Realized loss on derivatives, not included in net loss or settled in a prior period	—	2.1	—	2.1
Amortization of turnaround costs	5.6	2.7	10.4	6.0
(Gain) loss from debt extinguishment	(0.3)	58.2	(0.7)	58.8
Loss on impairment and disposal of assets	16.2	0.7	27.9	1.2
Gain on sale of unconsolidated affiliate (3)	—	—	(1.2)	—
Equity based compensation and other items	2.3	0.1	5.7	2.8
Adjusted EBITDA (4)	$79.6	$78.9	$177.3	$153.9
Less:
Replacement and environmental capital expenditures (1)	$7.4	$5.0	$13.6	$11.6
Cash interest expense (2)	31.5	35.8	61.9	78.3
Turnaround costs	4.7	0.8	6.4	7.6
Income (loss) from unconsolidated affiliates (3)	—	—	3.8	(3.7)
Income tax expense	0.3	0.8	0.2	0.6
Distributable Cash Flow	$35.7	$36.5	$91.4	$59.5

	Six Months Ended June 30,
	2019	2018
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Distributable Cash Flow	$91.4	$59.5
Add:
Replacement and environmental capital expenditures (1)	13.6	11.6
Cash interest expense (2)	61.9	78.3
Turnaround costs	6.4	7.6
Income (loss) from unconsolidated affiliates (3)	3.8	(3.7)
Income tax expense	0.2	0.6
Adjusted EBITDA (4)	$177.3	$153.9
Less:
Unrealized (gain) loss on derivative instruments	$14.8	$(2.8)
Realized loss on derivatives, not included in net loss or settled in a prior period	—	2.1
Amortization of turnaround costs	10.4	6.0
(Gain) loss from debt extinguishment	(0.7)	58.8
Loss on impairment and disposal of assets	27.9	1.2
Gain on sale of unconsolidated affiliate (3)	(1.2)	—
Equity based compensation and other items	5.7	2.8
EBITDA	$120.4	$85.8
Add:
Unrealized (gain) loss on derivative instruments	$14.8	$(2.8)
Cash interest expense (2)	(61.9)	(78.3)
Equity based compensation	4.6	1.8
Lower of cost or market inventory adjustment	(41.5)	(15.0)
(Income) loss from unconsolidated affiliates (3)	(3.8)	3.7
Gain on sale of unconsolidated affiliate (3)	(1.2)	—
Amortization of turnaround costs	10.4	6.0
(Gain) loss from debt extinguishment	(0.7)	58.8
Operating lease expense	37.8	—
Operating lease payments	(37.4)	—
Loss on impairment and disposal of assets	27.9	1.2
Income tax expense	(0.2)	(0.6)
Changes in assets and liabilities:
Accounts receivable	(66.6)	19.5
Inventories	40.5	(2.6)
Other current assets	6.0	2.2
Derivative activity	(0.3)	(0.3)
Turnaround costs	(6.4)	(7.6)
Other assets	0.1	—
Accounts payable	42.9	(17.7)
Accrued interest payable	(0.5)	(20.3)
Other current liabilities	3.3	(56.2)
Other	1.4	(0.9)
Net cash provided by (used in) operating activities	$89.6	$(23.3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net loss:
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$47.3	$53.7	$103.6	$91.4
Fuel products Adjusted EBITDA	32.3	25.6	73.7	64.3
Discontinued operations Adjusted EBITDA	—	(0.4)	—	(1.8)
Total segment Adjusted EBITDA (4)	$79.6	$78.9	$177.3	$153.9
Less:
Unrealized (gain) loss on derivative instruments	$12.2	$(0.8)	$14.8	$(2.8)
Realized loss on derivatives, not included in net loss or settled in a prior period	—	2.1	—	2.1
Amortization of turnaround costs	5.6	2.7	10.4	6.0
(Gain) loss from debt extinguishment	(0.3)	58.2	(0.7)	58.8
Gain on sale of unconsolidated affiliate (3)	—	—	(1.2)	—
Loss on impairment and disposal of assets	16.2	0.7	27.9	1.2
Equity based compensation and other items	2.3	0.1	5.7	2.8
EBITDA	$43.6	$15.9	$120.4	$85.8
Less:
Interest expense	$33.1	$37.5	$65.4	$82.7
Depreciation and amortization	27.0	29.5	55.2	59.2
Income tax expense	0.3	0.8	0.2	0.6
Net loss	$(16.8)	$(51.9)	$(0.4)	$(56.7)

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)
In 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purposes of acquiring Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. The initial cash investment of $3.8 million made by the Company into Biosyn was expensed in the period ended March 31, 2018 given Biosyn’s operations were all related to research and development. The Company accounts for its ownership in Biosyn under the equity method of accounting. During March 2019, the Company sold its investment to The Heritage Group and recognized a gain of $5.0 million. For comparability purposes, $3.8 million of the gain is included in Adjusted EBITDA for the six months ended June 30, 2019.

(4)	Total segment Adjusted EBITDA includes the non-cash impact of the following LCM inventory adjustments and losses related to the liquidation of LIFO inventory layers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
LCM Impact	$2.6	$11.9	$41.5	$15.0
LIFO Impact	$—	$—	$(0.9)	$—

Changes in Results of Operations for the Three Months Ended June 30, 2019 and 2018
Sales. Sales from continuing operations decreased $48.6 million, or 5.1%, to $896.9 million in the three months ended June 30, 2019, from $945.5 million in the same period in 2018. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2019	2018	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$152.5	$165.5	(7.9)%
Solvents	80.7	94.0	(14.1)%
Waxes	31.6	28.1	12.5%
Packaged and synthetic specialty products (1)	60.7	72.9	(16.7)%
Other (2)	18.9	22.1	(14.5)%
Total specialty products	$344.4	$382.6	(10.0)%
Total specialty products sales volume (in barrels)	2,241,000	2,371,000	(5.5)%
Average specialty products sales price per barrel	$153.68	$161.37	(4.8)%

Fuel products:
Gasoline	$183.8	$187.8	(2.1)%
Diesel	218.1	250.7	(13.0)%
Jet fuel	40.7	20.9	94.7%
Asphalt, heavy fuel oils and other (3)	109.9	103.5	6.2%
Total fuel products	$552.5	$562.9	(1.8)%
Total fuel products sales volume (in barrels)	7,125,000	6,955,000	2.4%
Average fuel products sales price per barrel	$77.54	$80.93	(4.2)%

Total sales	$896.9	$945.5	(5.1)%
Total specialty and fuel products sales volume (in barrels)	9,366,000	9,326,000	0.4%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $38.2 million decrease in specialty products segment sales for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Volume	$(20.9)
Sales price	(17.3)
Total specialty products segment sales decrease	$(38.2)
Specialty products segment sales decreased $38.2 million period over period, or 10.0%, primarily due to decreases in sales volume and the average selling price per barrel. The 5.5% decrease in sales volume is primarily the result of decreased production at certain third-party processing facilities resulting from the elimination of low margin products as well as planned downtime at the Shreveport refinery. The average selling price per barrel decreased $7.69, or 4.8%, resulting in a $17.3 million decrease in sales, compared to an over $7.00 decrease in the average cost of crude oil per barrel. The decrease in the average selling price was primarily due to an increase in NYMEX WTI crude oil prices during the second quarter of 2019 as well as delays in passing through pricing increases.
The components of the $10.4 million decrease in fuel products segment sales for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Volume	$13.8
Sales price	(24.2)
Total fuel products segment sales decrease	$(10.4)
Fuel products segment sales decreased $10.4 million period over period, or 1.8%, primarily due to a decrease in the average selling price per barrel, partially offset by increased sales volume. The 2.4% increase in sales volume is the result of improved plant utilization in the second quarter of 2019 in comparison to the same period in 2018 where there was significant downtime. The average selling price per barrel decreased $3.39, or 4.2%, resulting in a $24.2 million decrease in sales, primarily driven by a nearly $4.00 decrease in the average cost of crude oil per barrel. The decrease in the average selling price per barrel was primarily due to market conditions.
Gross Profit. Gross profit from continuing operations decreased $16.3 million, or 13.2%, to $107.1 million in the three months ended June 30, 2019, from $123.4 million in the same period in 2018. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended June 30,
	2019	2018	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$82.0	$88.0	(6.8)%
Percentage of sales	23.8%	23.0%
Specialty products gross profit per barrel	$36.59	$37.12	(1.4)%
Fuel products:
Gross profit	$25.1	$35.4	(29.1)%
Percentage of sales	4.5%	6.3%
Fuel products gross profit per barrel	$3.52	$5.09	(30.8)%
Total gross profit	$107.1	$123.4	(13.2)%
Percentage of sales	11.9%	13.1%
The components of the $6.0 million decrease in specialty products segment gross profit for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2018 reported gross profit	$88.0
Sales Price	(17.3)
Volume	(7.6)
LCM inventory adjustment	(4.5)
Operating costs	(1.7)
Cost of materials	25.1
Three months ended June 30, 2019 reported gross profit	$82.0
The decrease in specialty products segment gross profit of $6.0 million for the three months ended June 30, 2019, as compared to the same period in 2018, was due primarily to a decrease in the average selling price per barrel, decreased sales volume, a decrease in the favorable LCM inventory adjustment of $4.5 million and increased operating costs, partially offset by decreased cost of materials. Sales price and cost of materials, net, decreased gross profit by $8.3 million, as the average selling price per barrel decreased $7.69 driven by a decrease of over $7.00 in the average cost of crude oil per barrel and other market conditions. The decrease in sales volume was due primarily to decreased production at certain third-party processing facilities resulting from elimination of low margin products as well as planned downtime at the Shreveport refinery. The increase in operating costs was primarily due to increased incentive compensation costs and increased depreciation and amortization, partially offset by decreased repairs and maintenance and decreased utilities.
The components of the $10.3 million decrease in fuel products segment gross profit for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2018 reported gross profit	$35.4
Sales Price	(24.2)
LCM inventory adjustment	(4.8)
RINs expense	(6.2)
Volume	2.6
Operating costs	3.3
Cost of materials	19.0
Three months ended June 30, 2019 reported gross profit	$25.1
The decrease in fuel products segment gross profit of $10.3 million for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average selling price per barrel, an increase in RINs expense and a decrease in the favorable LCM inventory adjustment of $4.8 million, partially offset by an increase in sales volume, a decrease in operating costs and a decrease in cost of materials. Sales price and cost of materials, net, decreased gross profit by $3.6 million, as the average selling price per barrel decreased by $3.39 driven by a decrease of nearly $4.00 in the average cost of crude oil per barrel and other market conditions. The decrease in operating costs was primarily due to decreases in depreciation and amortization and utilities and a sulfur credit received during the second quarter of 2019, partially offset by an increase in incentive compensation costs. The $2.6 million increase in sales volume partially offsetting these reductions is attributed to improved plant utilization in the second quarter of 2019 in comparison to the same period in 2018 where there was significant downtime.
Selling. Selling expenses from continuing operations increased $3.7 million, or 34.9%, to $14.3 million in the three months ended June 30, 2019, from $10.6 million in the same period in 2018. The increase was due primarily to a $3.2 million increase in bad debt expense and a $1.6 million increase in labor and benefits, partially offset by a $0.8 million decrease in depreciation and amortization and a $0.4 million decrease in professional fees.
General and administrative. General and administrative expenses from continuing operations increased $5.9 million, or 18.5%, to $37.8 million in the three months ended June 30, 2019, from $31.9 million in the same period in 2018. The increase was primarily due to a $9.0 million increase in professional fees related to self-help initiatives and a $0.2 million increase in insurance, partially offset by a $2.0 million decrease in incentive compensation and a $1.3 million decrease in claims and settlements.
Loss on impairment and disposal of assets. Loss on impairment and disposal of assets from continuing operations increased $15.5 million, to $16.2 million in the six months ended June 30, 2019, from $0.7 million in the same period in 2018. This increase was due primarily to $16.1 million impairment recorded for Fluid Holding Corp. (“FHC”). Refer to Note 6 - “Investment in Unconsolidated Affiliates” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
Interest expense. Interest expense from continuing operations decreased $4.4 million, or 11.7%, to $33.1 million in the three months ended June 30, 2019, from $37.5 million in the same period in 2018, due primarily to the redemption of the 11.50% Senior Secured Notes due January 15, 2021 (“2021 Secured Notes”) in April 2018 and decreased revolving credit facility borrowings.
Gain (loss) from debt extinguishment. The Company incurred debt extinguishment costs from continuing operations of $58.2 million during the three months ended June 30, 2018 related to the redemption of the 2021 Secured Notes which were redeemed in April 2018, compared to a gain on debt extinguishment of $0.3 million during the three months ended June 30, 2019 related to the repurchase of a portion of the 2021 Notes during the period.

Derivative activity. The following table details the impact of our derivative instruments from continuing operations on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(In millions)
Derivative loss reflected in cost of sales	$—	$(2.1)
Derivative loss reflected in gross profit	$—	$(2.1)

Realized gain on derivative instruments	$22.5	$—
Unrealized gain (loss) on derivative instruments	$(12.2)	$0.8
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$10.3	$(1.3)
Total gain on commodity derivative settlements	$22.5	$—
Gain on derivative instruments. Gain on derivative instruments increased $9.5 million to a gain of $10.3 million in the three months ended June 30, 2019, from a gain of $0.8 million in the same period in 2018. The change was primarily due to decreases in unrealized gains of $13.0 million and realized gains of $22.5 million. The decrease in unrealized gains was primarily due to a $31.4 million decrease in unrealized gains on crude oil and diesel swaps used to economically hedge purchases and sales driven by market conditions, partially offset by an increase in the unrealized gain of $18.4 million on embedded derivatives associated with our Supply and Offtake Agreements (defined below). The increase in realized gains was primarily related to increased realized gains on crude oil and diesel swaps during the current quarter.
Net loss from discontinued operations. Net loss from discontinued operations was $0.7 million in three months ended June 30, 2018. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. The loss of $0.7 million for the three months ended June 30, 2018 related to a legal reserve and lease terminations. There was no comparable activity for the three months ended June 30, 2019. Refer to Note 5 - “Discontinued Operations” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

Changes in Results of Operations for the Six Months Ended June 30, 2019 and 2018
Sales. Sales from continuing operations decreased $52.2 million, or 3.1%, to $1,748.2 million in the six months ended June 30, 2019, from $1,696.0 million in the same period in 2018. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2019	2018	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$304.6	$301.7	1.0%
Solvents	168.1	166.0	1.3%
Waxes	62.5	57.7	8.3%
Packaged and synthetic specialty products (1)	120.6	140.9	(14.4)%
Other (2)	40.8	38.1	7.1%
Total specialty products	$696.6	$704.4	(1.1)%
Total specialty products sales volume (in barrels)	4,682,000	4,473,000	4.7%
Average specialty products sales price per barrel	$148.78	$157.48	(5.5)%

Fuel products:
Gasoline	$341.4	$337.6	1.1%
Diesel	444.0	424.0	4.7%
Jet fuel	61.3	50.8	20.7%
Asphalt, heavy fuel oils and other (3)	204.9	179.2	14.3%
Total fuel products	$1,051.6	$991.6	6.1%
Total fuel products sales volume (in barrels)	14,497,000	12,776,000	13.5%
Average fuel products sales price per barrel	$72.54	$77.61	(6.5)%

Total sales	$1,748.2	$1,696.0	3.1%
Total specialty and fuel products sales volume (in barrels)	19,179,000	17,249,000	11.2%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $7.8 million decrease in specialty products segment sales for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Volume	32.8
Sales price	(40.6)
Total specialty products segment sales decrease	$(7.8)
Specialty products segment sales decreased $7.8 million period over period, or 1.1%, primarily due to a decrease in the average selling price per barrel, partially offset by higher sales volume. The average selling price per barrel decreased $8.70, resulting in a $40.6 million decrease in sales, driven by a nearly $8.00 decrease in the average cost of crude oil per barrel. The increase in sales volume is primarily the result of improved plant utilization in the first quarter of 2019 in comparison to the same period in 2018 where there was significant downtime, partially offset by planned downtime at the Shreveport facility during the second quarter of 2019.
The components of the $60.0 million increase in fuel products segment sales for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Volume	133.6
Sales price	(73.6)
Total fuel products segment sales increase	$60.0
Fuel products segment sales increased $60.0 million period over period, or 6.1%, primarily due to a decrease in the average selling price per barrel, partially offset by higher sales volume. The average selling price per barrel decreased $5.08, or 6.5%, resulting in a $73.6 million decrease in sales, driven by a nearly $4.00 decrease in the average cost of crude oil per barrel. Sales volume increased 13.5% primarily due to improved plant utilization in the first half of 2019 in comparison to the same period in 2018 where there was significant downtime.
Gross Profit. Gross profit from continuing operations increased $6.5 million, or 2.7%, to $243.1 million in the six months ended June 30, 2019, from $236.6 million in the same period in 2018. Gross profit for our specialty and fuel products segments were as follows:

	Six Months Ended June 30,
	2019	2018	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$174.9	$157.6	11.0%
Percentage of sales	25.1%	22.4%
Specialty products gross profit per barrel	$37.36	$35.23	6.0%
Fuel products:
Gross profit	$68.2	$79.0	(13.7)%
Percentage of sales	6.5%	8.0%
Fuel products gross profit per barrel	$4.70	$6.18	(23.9)%
Total gross profit	$243.1	$236.6	2.7%
Percentage of sales	13.9%	14.0%
The components of the $17.3 million increase in specialty products segment gross profit for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2018 reported gross profit	$157.6
Sales price	(40.6)
LIFO inventory layer adjustment	(0.9)
LCM inventory adjustment	(0.2)
Operating costs	0.4
Volume	12.2
Cost of materials	46.4
Six months ended June 30, 2019 reported gross profit	$174.9
The increase in specialty products segment gross profit of $17.3 million for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to decreased cost of materials, increased sales volume and decreased operating costs, partially offset by a decrease in the average selling price per barrel, a negative impact of $0.9 million related to the liquidation of LIFO inventory layers and a $0.2 million decrease in the favorable LCM inventory adjustment. Sales price and cost of materials, net, increased gross profit by $6.3 million, as the average selling price per barrel decreased $8.70, while the average cost of crude oil per barrel decreased nearly $8.00. The increase in sales volume is primarily the result of improved plant utilization in the first quarter of 2019 in comparison to the same period in 2018 where there was significant downtime, partially offset by planned downtime at the Shreveport facility during the second quarter of 2019. The decrease in operating costs was primarily due to decreased repairs and maintenance, decreased depreciation and amortization and decreased utilities, partially offset by increased incentive compensation costs.
The components of the $10.8 million decrease in fuel products segment gross profit for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2018 reported gross profit	$79.0
Sales price	(73.6)
RINs expense	(48.4)
Operating costs	(2.2)
Volume	24.0
LCM inventory adjustment	26.6
Cost of materials	$62.8
Six months ended June 30, 2019 reported gross profit	$68.2
The decrease in fuel products segment gross profit of $10.8 million for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average selling price per barrel, an increase in RINs expense and an increase in operating costs, partially offset by an increase in sales volume, a $24.0 million increase in the favorable LCM inventory adjustment and decreased cost of materials. During the six months ended June 30, 2019, the average cost of crude oil per barrel increased over $4.00, while the average selling price per barrel decreased by $5.08. In the first quarter of 2018, the Company received approval from the EPA of the small refinery exemption from the requirements of the RFS for the 2017 calendar year, which is the primary reason for the increase of $48.4 million in RINs expense. No such exemption was provided in the current period. Increased volume is primarily due to improved plant utilization in the first half of 2019 in comparison to the same period in 2018 where there was significant downtime. The $2.2 million increase in operating costs was primarily due to increased repairs and maintenance, increased utilities and increased incentive compensation costs, partially offset by decreased depreciation and amortization and increased sulfur credits received during the first half of 2019.
Selling. Selling expenses from continuing operations increased $2.3 million, or 9.1%, to $27.6 million in the six months ended June 30, 2019, from $25.3 million in the same period in 2018. The increase was primarily due to a $3.2 million increase in bad debt and a $2.3 million increase in labor and benefits, partially offset by a $1.6 million decrease in depreciation and amortization and a $1.5 million decrease in professional fees.
General and administrative. General and administrative expenses from continuing operations increased $0.2 million, or 0.3%, to $72.7 million in the six months ended June 30, 2019, from $72.5 million in the same period in 2018. The increase was primarily due to a $5.8 million increase in professional fees related to self-help initiatives and a $0.4 million increase in insurance, partially offset by a $3.2 million decrease in incentive compensation and approximately $2.8 million in other decreases including claims and settlements and information technology hardware.
Loss on impairment and disposal of assets. Loss on impairment and disposal of assets from continuing operations increased $26.7 million, or 2225.0%, to $27.9 million in the six months ended June 30, 2019 from $1.2 million in the same period in 2018. This increase was due primarily to impairment recorded for FHC and the impairment that resulted from the write off of the TexStar finance lease asset. Refer to Note 6 - “Investment in Unconsolidated Affiliates” and Note 7 - “Commitments and Contingencies,” respectively, in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
Other operating income. Other operating income from continuing operations increased $17.0 million, or 95.0%, to income of $0.9 million in the six months ended June 30, 2019, from expense of $17.9 million in the same period in 2018. This increase was due primarily to a reduction of the RINs liability associated with the Superior Refinery which was sold in November 2017, as a result of an approval from the EPA of the small refinery exemption from the requirements of the RFS for the 2017 compliance year, decreased RINs market pricing and decreased environmental reserves.
Interest expense. Interest expense from continuing operations decreased $17.3 million, or 20.9%, to $65.4 million in the six months ended June 30, 2019, from $82.7 million in the same period in 2018, primarily due to the redemption of the 2021 Secured

Notes in April 2018 and decreased revolving credit facility borrowings, partially offset by an increase in interest related to the Supply and Offtake Agreements.
Gain (loss) from debt extinguishment. The Company incurred debt extinguishment costs from continuing operations of $58.8 million during the six months ended June 30, 2018 primarily related to the redemption of the 2021 Secured Notes which were redeemed in April 2018, compared to a gain on debt extinguishment of $0.7 million during the six months ended June 30, 2019 related to the repurchase of a portion of the 2021 Secured Notes during the period.
Derivative activity. The following table details the impact of our derivative instruments from continuing operations on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Derivative loss reflected in cost of sales	$—	$(2.1)
Derivative loss reflected in gross profit	$—	$(2.1)

Realized gain (loss) on derivative instruments	$34.2	$(2.1)
Unrealized gain (loss) on derivative instruments	(14.8)	2.8
Total derivative gain (loss) reflected in the unaudited condensed consolidated statements of operations	$19.4	$(1.4)
Total gain (loss) on commodity derivative settlements	$34.2	$(2.1)
Gain on derivative instruments. Gain on derivative instruments decreased $18.7 million to $19.4 million in the six months ended June 30, 2019, from $0.7 million in the same period in 2018. The change was primarily due to a $36.3 million decrease in realized losses, partially offset by a $17.6 million decrease in unrealized gains. The decrease in unrealized gains was primarily due to a $26.3 million decrease in unrealized gains on crude oil and diesel swaps used to economically hedge purchases and sales driven by market conditions, partially offset by a decrease in unrealized losses of $9.7 million on embedded derivatives associated with our Supply and Offtake Agreements. The decrease in realized losses was primarily related to settlements of derivative instruments used to economically hedge crack spreads, crude oil and diesel swaps.
Net loss from discontinued operations. Net loss from discontinued operations was $2.6 million in six months ended June 30, 2018. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. The loss of $2.6 million for the six months ended June 30, 2018 relates to a legal reserve and lease terminations. There was no comparable activity for the six months ended June 30, 2019. Refer to Note 5 - “Discontinued Operations” in Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Net cash provided by (used in) operating activities	$89.6	$(23.3)
Net cash provided by (used in) investing activities	(3.4)	4.8
Net cash used in financing activities	(68.4)	(457.0)
Net increase (decrease) in cash and cash equivalents	$17.8	$(475.5)
Operating Activities. Operating activities provided cash of $89.6 million during the six months ended June 30, 2019, compared to using cash of $23.3 million during the same period in 2018. The change was impacted by operating cash flow other than working capital adjustments including an increase in net income from continuing operations of $53.7 million, a $26.7 million increase in the loss on impairment and disposal of assets and a $17.6 million decrease in unrealized gain on derivatives, partially offset by a $26.5 million increase in the favorable LCM inventory adjustment and a decrease of $2.6 million in other non-cash activities. Working capital requirements decreased by $102.0 million from the comparative period. The reduction in working capital requirements during the six months ended June 30, 2019 was primarily driven by positive changes in accounts payable, other liabilities, accrued interest payable and inventories, partially offset by a negative change in accounts receivable in comparison to the same period in 2018.
Investing Activities. Investing activities used cash of $3.4 million during the six months ended June 30, 2019, compared to providing cash of $4.8 million during the same period in 2018. The change is primarily related to a decrease in net proceeds from the sale of businesses of $28.4 million, offset by a change of $3.8 million in investment in unconsolidated affiliates which relates to the investment of Biosynthetic Technologies in the first quarter of 2018, a $4.9 million increase in proceeds from the sale of unconsolidated affiliates related to the sale of Biosynthetic Technologies in the first quarter of 2019, a $3.5 million increase in proceeds received from the sale of property, plant and equipment, a $1.6 million increase in net cash provided by discontinued operations and a $16.2 million decrease in cash spent on additions to property, plant and equipment.
Financing Activities. Financing activities used cash of $68.4 million in the six months ended June 30, 2019, compared to using cash of $457.0 million during the same period in 2018. This change is primarily due to the repurchase of $88.6 million of 2021 Notes in the first and second quarters of 2019 compared to payments of $446.6 million for the redemption of the 2021 Secured Notes (including debt extinguishment costs) in the same periods in 2018 and increased payments from the Supply and Offtake Agreements of $26.0 million, partially offset by decreased debt issuance costs of $3.6 million.
Investment in Unconsolidated Affiliate
In connection with the Anchor Transaction in November 2017, the Company received an investment in FHC as part of the total consideration for Anchor. FHC provides oilfield services and products to customers globally. The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company records this investment using a measurement alternative which values the security at cost less impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer.
During June 2019, the Company determined the fair value of its investment in FHC was less than its carrying value of $25.4 million after evaluating evidence of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company. As a result, the Company recorded a $16.1 million impairment charge in loss on disposal and impairment in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2019.
Supply and Offtake Agreements
On March 31, 2017, the Company entered into several agreements with Macquarie Energy North America Trading, Inc. (“Macquarie”) to support the operations of the Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). On July 27, 2017, the Company amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements with nine months’ notice any time prior to June 2019 and the Company the option to terminate with ninety days’ notice at any time. On May 9, 2019, the Company entered into an amendment to the Great Falls Supply and Offtake Agreements to, among other things, extend the Expiration Date (as defined in the Great Falls Supply and Offtake Agreements) from September 30, 2019 to June 30, 2023.
On June 19, 2017, the Company entered into several agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements” and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). Since inception, the Shreveport Supply and Offtake Agreements were set to expire on June 30, 2020; however, Macquarie has the option to terminate the Shreveport Supply and Offtake Agreements with nine months’ notice any time prior to June 2019 and the Company has the option to terminate with ninety days’ notice at any time. On May 9, 2019, the Company entered into an amendment to the Shreveport Supply and Offtake Agreements to, among other things, extend the Expiration Date (as defined in the Shreveport Supply and Offtake Agreements) from June 30, 2020 to June 30, 2023.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Six Months Ended June 30,
	2019	2018
	(In millions)
Capital improvement expenditures	$6.5	$15.1
Replacement capital expenditures	7.8	5.8
Environmental capital expenditures	5.8	5.8
Turnaround capital expenditures	5.7	7.6
Total	$25.8	$34.3
Biosyn Holdings, LLC and Biosynthetic Technologies
In February 2018, the Company and The Heritage Group formed Biosyn for the purpose of acquiring Biosynthetic Technologies, LLC, a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. In March 2019, the Company sold its investment in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million, which was recorded in the “other” component of other income (expense) on the unaudited condensed consolidated statement of operations. Prior to the sale of Biosyn, the Company accounted for its ownership in Biosyn under the equity method of accounting.

2019 Capital Spending Forecast
We estimate our capital expenditures will be near the low end of the previously guided range of $80.0 million and $90.0 million in 2019. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of June 30, 2019, our primary debt and credit instruments consisted of the following:

•
$600.0 million senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (“revolving credit facility”);

•	$810.2 million of 6.50% senior notes due 2021 (“2021 Notes”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”); and

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”).
We were in compliance with all covenants under the debt instruments in place as of June 30, 2019 and believe we have adequate liquidity to conduct our business.
Short-Term Liquidity
As of June 30, 2019, our principal sources of short-term liquidity were (i) $299.6 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $173.5 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
On February 23, 2018, we entered into a $600.0 million amended and restated senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the revolving credit facility and agreed upon by us and the Agent (as defined in the revolving credit facility agreement). On June 30, 2019, we had availability on our revolving credit facility of approximately $299.6 million, based on a borrowing base of approximately $376.7 million, $77.1 million in outstanding standby letters of credit and no outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, payments of quarterly distributions to unitholders, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. During the quarter ended June 30, 2019, the maximum revolving credit facility borrowing was $0.8 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended June 30, 2019, availability for additional borrowings under our revolving credit facility was approximately $248.0 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option which margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the first loaned in and last to be repaid out (“FILO”) tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. As of June 30, 2019, this margin was 50 basis points for prime, 150 basis points for LIBOR, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter.

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
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of June 30, 2019, we had $810.2 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. As of December 31, 2018, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding.
During the three months ended March 31, 2019, we repurchased $23.2 million face amount of our 2021 Notes at an average price of 97.8% of par value, plus accrued and unpaid interest thereon up to, but not including, the respective transaction dates. In conjunction with the repurchases during the three months ended March 31, 2019, we recorded a gain from debt extinguishment of $0.4 million.
During the three months ended June 30, 2019, we repurchased $66.6 million face amount of our 2021 Notes at an average price of 99.0% of par value, plus accrued and unpaid interest thereon up to, but not including, the respective transaction dates. In conjunction with the repurchases during the three months ended June 30, 2019, we recorded a gain from debt extinguishment of $0.3 million.
As of June 30, 2019, we had repurchased $89.8 million aggregate principal amount of our 2021 Notes and the remaining principal amount following these repurchases is $810.2 million. During the six months ended June 30, 2019, we recorded a gain from debt extinguishment of $0.7 million. For more information regarding the repurchases of our 2021 Notes, see Note 9 - “Long-Term Debt” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix)

create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2019, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2021, 2022 and 2023 Notes) was 2.1.
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
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of June 30, 2019. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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

Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of June 30, 2019, at current maturities and reflecting only those line items that have materially changed since December 31, 2018, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$296.1	$108.2	$160.9	$26.9	$0.1
Operating lease obligations (2)	135.2	68.1	49.0	13.3	4.8
Letters of credit (3)	77.1	77.1	—	—	—
Purchase commitments (4)	369.5	232.7	42.1	42.1	52.6
Employment agreements (5)	1.6	1.0	0.6	—	—
Financing activities:
Obligations under inventory financing agreements	126.2	126.2	—	—	—
Finance lease obligations	3.0	0.5	0.6	0.7	1.2
Long-term debt obligations, excluding finance lease obligations	1,489.8	1.5	1,163.3	325.0	—
Total obligations	$2,498.5	$615.3	$1,416.5	$408.0	$58.7

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
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet debt transactions during the three and six months ended June 30, 2019.
Critical Accounting Policies and Estimates
For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report. There have been no material changes to such policies that occurred during the quarterly period ended June 30, 2019.
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
Holding other variables related to RINs requirements constant, a $1.00 increase in the price of RINs as of June 30, 2019, would be expected to have a negative impact on net income for 2019 of approximately $70.5 million.

Interest Rate Risk
Our exposure to interest rate changes on fixed rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of June 30, 2019 and December 31, 2018, which we disclose in Note 9 — “Long-Term Debt” and Note 11 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Notes	$808.6	$806.5	$755.7	$894.7
2022 Notes	$341.3	$346.6	$279.4	$345.9
2023 Notes	$311.4	$320.6	$252.3	$320.1
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of June 30, 2019, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had no outstanding variable rate debt as of June 30, 2019 and December 31, 2018.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, at the reasonable assurance level due to material weaknesses in our internal controls as described below.
As of June 30, 2019, the following material weaknesses existed:

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
Given the material weaknesses that existed as of June 30, 2019, we concluded that internal control over financial reporting remained ineffective as of June 30, 2019.
Planned Remediation Efforts to Address Existing Material Weaknesses
Ineffective design and implementation of ERP controls - Management completed the remediation plans around data integrity and conversion during the second quarter of 2019 and plans to test those controls during the remainder of 2019. Those remediation efforts involved the following:

•
We implemented certain additional controls around data management and review to ensure accurate data integrity and change controls, including but not limited to, centralizing the data management function and implementing change controls. As we test the controls around data management, we may make additional changes to our processes or controls to ensure adequate remediation of the material weakness.

•
We reinforced the importance of our control environment across the Company, we provided additional training to employees to enhance their understanding of processes so they can effectively operate the system and perform the related controls. This training is ongoing and continues to be enhanced.

Financial statement close process - We continue to progress in the execution of our remediation plans associated with the financial statement close process and are committed to improving our internal controls and processes. Those remediation plans include, but are not limited to the following:

•	We will review, analyze and properly document our processes related to internal controls over financial reporting.

•
We will continue to design and implement effective review and approval controls. These controls will address the accuracy and completeness of the data used in the performance of the respective controls.

When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that led to the material weaknesses and strengthen our internal controls over financial reporting. As we continue to evaluate and work to improve our internal controls over financial reporting, we may take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.
Changes in Internal Control over Financial Reporting
As described above, we have undertaken remediation actions to address the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2019 but have not materially affected our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2018 Annual Report and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2018 Annual Report and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
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

10.2*	Severance Agreement and General Release, dated March 22, 2019, between Calumet GP, LLC and William A. Anderson.

31.1*	Sarbanes-Oxley Section 302 certification of Timothy Go.

31.2*	Sarbanes-Oxley Section 302 certification of D. West Griffin.

32.1**	Section 1350 certification of Timothy Go and D. West Griffin.

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	August 8, 2019	By:	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Accounting Officer
(Authorized Person and Principal Accounting Officer)