Form 10-K
period 2019-12-31
Calumet Specialty Products Partners, L.P.
filed 2020-03-05
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
☐ Yes  ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $256.0 million on June 28, 2019, based on $4.19 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.
On March 4, 2020, there were 77,831,691 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2019 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. The statements regarding (i) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (ii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (iii) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (iv) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (v) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (vi) our access to inventory financing under our supply and offtake agreements, (vii) our ability to remediate the identified material weakness and further strengthen the overall controls surrounding information systems (viii) the future effectiveness of our enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations (ix) potential acquisitions or divestitures, including the possible disposition of the Great Falls refinery or any other asset and (x) potential costs and savings associated with our cost reduction plan to reduce overall operating expenses, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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

PART I
Items 1 and 2. Business and Properties
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas, New Jersey and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of specialty and fuel products, throughout the United States (“U.S.”). Our business is organized into three segments: our core specialty products segment, fuel products segment and corporate segment. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes, synthetic lubricants, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray and TruFuel brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and other products, and from time to time resell purchased crude oil to third-party customers. Our corporate segment, which was added during the third quarter of 2019, primarily consists of general and administrative expenses not allocated to the specialty products or fuel products segments. Please read Note 20 - “Segments and Related Information” for further information under Part II, Item 8 “Financial Statements and Supplementary Data.” As a result of the sale of Anchor Drilling Fluids USA, LLC (“Anchor”) in November 2017, we classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. For the year ended December 31, 2019, approximately 72% of our continuing operations gross profit was generated from our specialty products segment and approximately 28% of our continuing operations gross profit was generated from our fuel products segment.
Our Primary Operating Assets
Our primary operating assets consist of:

Refinery/Facility	Location	Year Acquired	Current Feedstock Throughput Capacity in Barrels Per Day (“bpd”)	Products
Shreveport	Louisiana	2001	60,000	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt
Great Falls	Montana	2012	30,000	Gasoline, diesel, jet fuel and asphalt
Cotton Valley	Louisiana	1995	13,600	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids
Princeton	Louisiana	1990	10,000	Specialty lubricating oils, including process oils, base oils, transformer oils and refrigeration oils, and asphalt
Karns City	Pennsylvania	2008	3,000	Specialty white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates
Dickinson	Texas	2008	1,300	Specialty white mineral oils, compressor lubricants, natural petroleum sulfonates and biodiesel
Calumet Packaging	Louisiana	2012	N/A	Specialty products including premium industrial and consumer synthetic lubricants, fuels and solvents
Royal Purple	Texas	2012	N/A	Specialty products including premium industrial and consumer synthetic lubricants
Bel-Ray	New Jersey	2013	N/A	Specialty products including premium industrial and consumer synthetic lubricants and greases
Missouri	Missouri	2012	N/A	Specialty products including polyolester-based synthetic lubricants
Storage, Distribution and Logistics Assets. We own and operate a product terminal in Burnham, Illinois (“Burnham”) with aggregate storage capacities of approximately 150,000 barrels. The Burnham terminal, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, West Coast and Mid-Continent regions of the U.S. and Canada.

We also use approximately 2,200 leased railcars to receive crude oil or distribute our products throughout the U.S. and Canada. In total, we have approximately 7.7 million barrels of aggregate storage capacity at our facilities and leased storage locations.
Business Strategies
Our management team is dedicated to improving our operations by executing the following strategies:

•
Enhance Profitability of Our Existing Assets. We have increased our focus on identifying opportunities to improve our existing asset base and to increase our throughput, profitability and cash flows. Historical examples include projects designed to maximize the profitability of our acquired assets, such as the increase of production capacity at our Great Falls refinery from 10,000 bpd to 30,000 bpd, which was completed in 2016, the expansion of our TruFuel packaging line through the installation of a new filler line dedicated to filling gallon containers completed in 2017; the conversion of idle aromatic saturation unit to a naphtha isomerization unit at our San Antonio refinery completed in 2018; and debottlenecking of our Shreveport refinery to increase economically available capacity by 7,000 bpd completed in 2019. We intend to continue increasing the profitability of our existing asset base through various low capital requirement measures which may include changing the product mix of our processing units, debottlenecking units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. We also are increasing our focus on optimizing current operations through self-help initiatives and organic growth projects including improving reliability, product quality enhancements, product yield improvements and energy savings initiatives.

•
Maintain Sufficient Levels of Liquidity. We are actively focused on maintaining sufficient liquidity to fund our operations and business strategies. As part of a broader effort to maintain an adequate level of liquidity, the board of directors of our general partner unanimously voted to suspend cash distributions, effective beginning the quarter ended March 31, 2016.

•
Concentrate on Stable Cash Flows. We intend to continue to focus on operating assets and businesses that generate stable cash flows. Approximately 72% of our continuing operations gross profit in 2019 were generated by our specialty products, a segment of our business which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our fuel products segment, which accounted for approximately 28% of our continuing operations gross profit in 2019. We will sometimes hedge crude oil basis differentials and fuel product crack spreads with the intent of capturing spreads that are favorable to the Company, while reducing fuel product margin volatility. In the future, we intend to shift more of our focus to our specialty products business to further reduce our exposure to commodity price volatility.

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

•
Disciplined Approach to Strategic and Complementary Acquisitions. Our senior management team is focused on acquiring assets where we can enhance operations and improve profitability and product lines that will complement and expand our specialty product offerings. In the future, we intend to continue pursuing prudent, accretive acquisitions that will benefit our company over the long term. We intend to continue to reduce our leverage over time, maintain a capital structure that facilitates access to the capital markets and maintain sufficient liquidity to execute our acquisition strategy. We also may pursue strategic acquisitions of assets or agreements with third parties that offer the opportunity for operational efficiencies, the potential for increased utilization and expansion of facilities, or the expansion of product offerings principally in our specialty products segment.

Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

•
We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of over 2,400 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all four of naphthenic lubricating oils, paraffinic lubricating oils, waxes and solvents. Our ability to produce numerous specialty products allows us to ship products between our facilities for product upgrading in order to meet customer specifications.

•
We Have Strong Relationships with a Broad Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier more difficult. In fiscal year 2019, we sold our fuel and specialty products to approximately 2,300 customers and we are continually seeking new customers. No single customer accounted for more than 10% of our consolidated sales in any of the three years ended December 31, 2019, 2018 and 2017.

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

•
We Have an Experienced Management Team. Our team’s extensive experience and contacts within the refining and specialty chemical industries provide a strong foundation and focus for managing and enhancing our operations, accessing strategic asset portfolio opportunities and constructing and enhancing the profitability of new assets.

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
As part of our portfolio strategy, we continuously evaluate our portfolio which allows an objective assessment of potential divestiture candidates that are non-core to our business and/or worth more to a buyer than to us. However in our drive to delever unsolicited offers for core assets that are above our intrinsic value will be considered. The combination of acquisition and divestment activity intends to maximize our return on invested capital by creating and maintaining a portfolio of core assets with significant potential to generate more stable and growing cash flows, optimize our assets, improve our operating efficiency and capture increased feedstock advantages.
As we continue to seek to optimize our asset portfolio, which may include the divestiture of certain non-core assets, we intend to redeploy capital into projects to develop assets that are better suited to our core specialty products business strategy.
During 2019, 2018 and 2017, we completed the following divestitures:

•
In November 2019, we sold the San Antonio, Texas refinery (“San Antonio Refinery”) and related assets, including associated hydrocarbon inventories and crude oil terminal and pipeline for total consideration of $59.1 million. Please read Note 5 “Divestitures” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

•
In March 2019, we sold our interest in Biosynthetic Technologies, a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. We received proceeds of $5.0 million for the sale. Please read Note 6 “Investment in Unconsolidated Affiliates” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

•
In May 2018, Pacific New Investment Limited (“PACNIL”), an entity formed by Calumet and The Heritage Group for the purpose of investing in a joint venture with Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”), sold its equity interest in Hi-Speed to other owners. We received proceeds of $9.9 million for the sale. Please read Note 6 “Investment in Unconsolidated Affiliates” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

•
In November 2017, we sold the Superior, Wisconsin refinery (“Superior Refinery”) and associated inventories, the Superior Refinery’s wholesale marketing business and related assets, including certain owned and leased product terminals, and certain crude gathering assets and line space in North Dakota for total consideration of $533.1 million, excluding revenues related to the Transitional Service Agreement. Please read Note 5 “Divestitures” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

•
In November 2017, we sold Anchor, for initial total consideration of approximately $89.6 million. We have classified the results of operations for Anchor as discontinued operations for all periods presented. Please read Note 4 “Discontinued Operations” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Going forward, we intend to tailor our approach toward owning businesses with stable cash flows and growing end markets. As a result, we may pursue potential arrangements with third parties to divest certain assets to enable us to further reduce the amount of our required capital commitments and potential capital expenditures. For example, while we continue to evaluate our entire asset portfolio, we have started the process of evaluating strategic options for our remaining standalone fuels refinery in Great Falls, Montana, which could occur as early as this year. We expect that any potential divestitures of assets could provide us with cash to reinvest in our business and repay debt. However, as we develop our strategy with respect to our assets, any changes in our key assumptions regarding such assets may require us to record an impairment charge.
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
Partnership Structure and Management
Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of March 4, 2020, we have 77,831,691 common units and 1,588,401 general partner units outstanding. Our general partner owns 2% of Calumet Specialty Products, L.P. and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”

Our Operating Assets and Contractual Arrangements
General
The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The historical results of operations of the San Antonio Refinery and the Superior Refinery are included through the effective date of the disposition of each, November 10, 2019 and November 7, 2017, respectively.

	Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	104,734	97,104	7.9%	97,104	132,082	(26.5)%
Total feedstock runs (2)	103,603	94,137	10.1%	94,137	128,624	(26.8)%
Facility production: (3)
Specialty products:
Lubricating oils	11,506	11,931	(3.6)%	11,931	14,606	(18.3)%
Solvents	7,526	7,649	(1.6)%	7,649	7,761	(1.4)%
Waxes	1,315	1,279	2.8%	1,279	1,423	(10.1)%
Packaged and synthetic specialty products (4)	1,540	2,129	(27.7)%	2,129	2,206	(3.5)%
Other	1,764	2,113	(16.5)%	2,113	1,811	16.7%
Total specialty products	23,651	25,101	(5.8)%	25,101	27,807	(9.7)%
Fuel products:
Gasoline	22,877	20,323	12.6%	20,323	35,713	(43.1)%
Diesel	28,709	27,367	4.9%	27,367	33,277	(17.8)%
Jet fuel	4,506	2,895	55.6%	2,895	5,368	(46.1)%
Asphalt, heavy fuel oils and other	20,286	19,612	3.4%	19,612	29,396	(33.3)%
Total fuel products	76,378	70,197	8.8%	70,197	103,754	(32.3)%
Total facility production (3)	100,029	95,298	5.0%	95,298	131,561	(27.6)%

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

(4)	Represents production of finished lubricants and specialty chemicals products, including the products from our Royal Purple, Bel-Ray and Calumet Packaging facilities.

The following table sets forth information about our sales of principal products by segment:

	Year Ended December 31,
	2019		2018		2017
	(In millions)	% of Sales	(In millions)	% of Sales	(In millions)	% of Sales
Sales of specialty products:
Lubricating oils	$593.1	17.2%	$600.1	17.2%	$584.2	15.5%
Solvents	325.9	9.4%	331.9	9.5%	274.4	7.3%
Waxes	119.3	3.4%	117.0	3.3%	117.2	3.1%
Packaged and synthetic specialty products (1)	230.8	6.7%	256.8	7.3%	260.7	6.9%
Other (2)	85.0	2.5%	76.6	2.2%	63.9	1.7%
Total	1,354.1	39.2%	1,382.4	39.5%	1,300.4	34.5%
Sales of fuel products:
Gasoline	679.6	19.7%	683.1	19.5%	948.5	25.2%
Diesel	859.1	24.9%	910.0	26.0%	877.9	23.4%
Jet fuel	134.6	3.9%	100.1	2.9%	135.0	3.6%
Asphalt, heavy fuel oils and other (3)	425.2	12.3%	421.9	12.1%	502.0	13.3%
Total	2,098.5	60.8%	2,115.1	60.5%	2,463.4	65.5%
Consolidated sales	$3,452.6	100.0%	$3,497.5	100.0%	$3,763.8	100.0%

(1)	Represents finished lubricants and chemicals specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.

(2)
Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, San Antonio, Superior and Great Falls refineries and crude oil sales from the Montana and San Antonio refineries to third-party customers.

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

The following table sets forth historical information about production at our Shreveport refinery:

	Shreveport Refinery
	Year Ended December 31,
	2019	2018	2017
	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	41,216	34,596	37,853
Total refinery production (2) (3)	41,704	35,771	40,741

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
Great Falls Refinery
The Great Falls refinery (“Great Falls”), located on an 86 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 30,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. In February 2016, we completed an expansion project which increased permitted capacity to 30,000 bpd of crude throughput.
The Great Falls refinery consists of fifteen major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 1.1 million barrels of storage capacity in 75 tanks and related loading and unloading facilities and utilities.

The following table sets forth historical information about production at the Great Falls refinery:

	Great Falls Refinery
	Year Ended December 31,
	2019	2018	2017
	(In bpd)
Crude oil throughput capacity	30,000	25,000	25,000
Total feedstock runs (1) (2)	25,066	24,684	24,511
Total refinery production (2)	25,690	24,781	24,948

(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Great Falls refinery.

(2)
Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products and volume loss.

Currently, the Great Falls refinery produces naphtha, gasoline, diesel, jet fuel and asphalt. The Great Falls refinery ships finished fuel and asphalt by railcar and truck service. Finished fuel and asphalt sales are primarily made through spot agreements and short-term contracts.
The Great Falls refinery purchases crude oil from various suppliers and receives crude oil through the Interprovincial Bow River South and Rangeland pipeline systems, providing reliable access to high quality crude oil from western Canada.
In February 2016, we completed an expansion project that increased production capacity at our Great Falls refinery to 30,000 bpd. This project allows us to further capitalize on local access to cost-advantaged Canadian crude oil, while producing additional fuels and refined products for delivery into the regional market. The scope of this project included the installation of a new crude unit that can process up to 30,000 bpd of crude oil and other feedstocks, a hydrogen plant and a 18,000 bpd mild hydrocracker.
Cotton Valley Refinery
The Cotton Valley refinery (“Cotton Valley”), located on a 77 acre site in Cotton Valley, Louisiana, currently has aggregate crude oil throughput capacity of 13,600 bpd, hydrotreating capacity of 6,500 bpd and processes crude oil into specialty solvents and residual fuel oil. The residual fuel oil is an important feedstock for the production of specialty products at our Shreveport refinery. We believe the Cotton Valley refinery produces the most complete, single-facility line of paraffinic solvents in the U.S.
The Cotton Valley refinery consists of three major processing units that include a crude unit, a hydrotreater and a fractionation train, approximately 625,000 barrels of storage capacity in 74 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Cotton Valley refinery in 1995, we have expanded the refinery’s capabilities by installing a hydrotreater that removes aromatics, increased the crude unit processing capability to 13,600 bpd and reconfigured the refinery’s fractionation train to improve product quality, enhance flexibility and lower utility costs.
The following table sets forth historical information about production at our Cotton Valley refinery:

	Cotton Valley Refinery
	Year Ended December 31,
	2019	2018	2017
	(In bpd)
Crude oil throughput capacity	13,600	13,500	13,500
Total feedstock runs (1) (2)	9,284	6,871	6,920
Total refinery production (2) (3)	6,001	5,859	6,466

(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.

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
The following table sets forth historical information about production at our Princeton refinery:

	Princeton Refinery
	Year Ended December 31,
	2019	2018	2017
	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	6,580	6,051	6,606
Total refinery production (1) (2)	4,259	4,950	5,396

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
Karns City and Dickinson Facilities and Other Processing Agreements
The Karns City facility (“Karns City”), located on a 225 acre site in Karns City, Pennsylvania, has aggregate base oil throughput capacity of 3,000 bpd and processes white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates. The Karns City facility’s processing capability includes hydrotreating, fractionation, acid treating, filtering, blending and packaging. In addition, the facility has approximately 817,000 barrels of storage capacity in 250 tanks and related loading and unloading facilities and utilities.
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

The following table sets forth the combined historical information about production at our Karns City, Dickinson and certain other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2019	2018	2017
	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	5,392	5,684	5,896
Total production (3)	5,510	5,749	5,932

(1)	Includes Karns City, Dickinson and certain other facilities.

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
Our Crude Oil and Feedstock Supply
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana and Canada. Crude oil supplies at our refineries are as follows:

Refinery	Crude Oil Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
Cotton Valley	Local paraffinic crude oil	Tank truck
Great Falls	Canadian Heavy (e.g. Bow River) and Canadian Light Sour	Front Range Pipeline
Princeton	Local naphthenic crude oil	Tank truck, railcar and Plains Pipeline
In 2019, subsidiaries of Plains supplied us with approximately 56.3% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2019, BP Products North America Inc. (“BP”) supplied us with approximately 5.9% of our total crude oil supply under a crude oil supply agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.
We have short-term and long-term contracts with our crude oil suppliers. For example, a majority of our crude oil supply contracts with Plains are currently month-to-month and terminable upon 90 days’ notice. Additionally, our crude oil supply agreement with BP was amended and restated in December 2016 for a term ending March 2020, which is expected to be extended to March 2021 and automatically renews for successive one-year terms unless terminated by either party upon 90 days’ notice (“BP Purchase Agreement”). We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources.
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
Our cost to acquire crude oil and feedstocks and the prices for which we ultimately can sell refined products depend on a number of factors beyond our control, including regional and global supply of and demand for crude oil, other feedstocks and specialty and fuel products. These, in turn, are dependent upon, among other things, the availability of imports, overall economic conditions, production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. We have historically been able to pass on the costs associated with increased crude oil and feedstock prices to our specialty products customers, although the increase in selling prices for specialty products typically lags the rising cost of crude oil. From time to time, we use a hedging program to manage a portion of our commodity price risk. Please read Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk — Derivative Instruments” for a discussion of our hedging program.
Our Products, Markets and Customers
Products
We produce a full line of specialty products, including lubricating oils, solvents, waxes, packaged and synthetic specialty products and other products, as well as a variety of fuel and fuel related products, including asphalt and heavy fuel oils. Our customers purchase specialty products primarily as raw material components for basic industrial, consumer and automotive goods.
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

(1)
Based on the percentage of total sales for the year ended December 31, 2019. Except for the listed fuel products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.

Marketing
Our salespeople regularly visit customers, and our marketing department works closely with both the laboratories at our production facilities and our technical services department to help create specialized blends that will work optimally for our customers.
Markets
Specialty Products. The specialty products market represents a small portion of the overall petroleum refining industry in the U.S. Of the nearly 130 refineries currently in operation in the U.S., only a small number of the refineries are considered specialty products producers and only a few compete with us in terms of the number of products produced.
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
We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2019, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.
Fuel Products. The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the nearly 130 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.
Gulf Coast Market (PADD 3)
Fuel products produced at our Shreveport refinery can be sold locally or to the Midwest region of the U.S. through the TEPPCO pipeline. Local sales are made from the TEPPCO terminal in Bossier City, Louisiana, located approximately 15 miles from the Shreveport refinery, as well as from our own Shreveport refinery terminal.
Gasoline, diesel and jet fuel from the Shreveport refinery are sold primarily into the Louisiana, Texas and Arkansas markets, and any excess volumes are sold to marketers further up the TEPPCO pipeline. Should the appropriate market conditions arise, we have the capability to redirect and sell additional volumes into the Louisiana, Texas and Arkansas markets rather than transport them to the Midwest region via the TEPPCO pipeline.
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
Customers
Specialty Products. We have a diverse customer base for our specialty products. In fiscal year 2019, we sold our specialty products to approximately 2,300 customers. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years. No single customer in our specialty products segment accounted for 10% or greater of consolidated sales in any of the three years ended December 31, 2019, 2018 and 2017.

Fuel Products. We have a diverse customer base for our fuel products. In fiscal year 2019, we sold our fuel products to approximately 300 customers. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport refinery to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport refinery to the Midwest region through the TEPPCO pipeline should the need arise. The majority of our fuel products produced at our Great Falls refinery are sold to local markets in Montana and Idaho as well as in Canada. No single customer in our fuel products segment represented 10% or greater of consolidated sales in any of the three years ended December 31, 2019, 2018 and 2017.
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
Paraffinic Lubricating Oils. Our primary competitors in producing paraffinic lubricating oils include Exxon Mobil Corporation, Motiva Enterprises, LLC, Phillips 66, Petro-Canada, HollyFrontier Corporation, Chevron Corporation, Sonneborn Refined Products and Royal Dutch Shell plc.
Paraffin Waxes. Our primary competitors in producing paraffin waxes include Exxon Mobil Corporation, HollyFrontier Corporation, The International Group Inc. and Sonneborn Refined Products.
Solvents. Our primary competitors in producing solvents include CITGO Petroleum Corporation, ExxonMobil Chemical Company, Phillips 66, Total S.A. and Royal Dutch Shell plc.
Polyolester-Based Specialty Products. Our primary competitors in producing polyolester-based specialty products include LANXESS, ExxonMobil Corporation, BASF Corporation, Croda International plc, Nyco Products Corporation and Zschimmer & Schwartz, Inc.
Packaged and Synthetic Specialty Products. Our primary competitors in retail and commercial packaged and synthetic specialty products include Exxon Mobil Corporation (Mobil 1), Valvoline, Inc. and other independent lubricant manufacturers. Our primary competitors in industrial packaged and synthetic specialty products include Exxon Mobil Corporation, Royal Dutch Shell plc, Fuchs and other independent lubricant manufacturers.
Fuel Products and By-Products. Our primary competitors in producing fuel products in the local markets in which we operate include Delek US Holdings, Flint Hills Resources, Marathon Petroleum Corporation (including Andeavor before its merger with Marathon), Exxon Mobil Corporation, Valero Energy Corporation, Phillips 66 and Cenex.
Our ability to compete effectively depends on our responsiveness to customer needs and our ability to maintain competitive prices and product and service offerings. We believe that our flexibility and customer responsiveness differentiates us from many of our larger competitors. However, it is possible that new or existing competitors could enter the markets in which we operate, which could negatively affect our financial performance.
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
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), we became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc., received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. We believe the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HollyFrontier Corporation (“the Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, HollyFrontier Corporation (“Holly”) provided us a notice challenging our position that the Seller is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher. On September 22, 2015, we initiated a lawsuit against Holly and the Sellers. On November 24, 2015, Holly and the Sellers filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The arbitration panel conducted the first phase of the arbitration in July 2018 and issued its ruling on September 13, 2018. In its ruling, the arbitration panel confirmed that the sellers of the Great Falls refinery retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the sellers received notice within five years after the sale of the refinery, which claims are subject to the requirements otherwise set forth in the asset purchase agreement. The second phase of the arbitration regarding damages began in April 2019. The arbitration panel issued its final ruling on August 25, 2019. Among other things, the panel denied the Company’s demands for reimbursement for costs already incurred by the Company but left open the Company’s ability to make future claims. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.
Cotton Valley, Princeton and Shreveport Refineries
Since 2013, the Louisiana Department of Environmental Quality (the “LDEQ”) has issued Consolidated Compliance Orders & Notices of Proposed Penalties to the Cotton Valley, Princeton and Shreveport refineries relating to various alleged air quality and wastewater regulatory violations. The Company has responded to various orders and has submitted a consolidated proposal to the LDEQ in December 2018 to resolve all of the applicable matters and it is likely a resolution of this matter will result in a penalty in excess of $0.1 million. The company is awaiting a response from LDEQ on the Company’s proposal. The company expects that the amount of the penalty will not be material to its financial position or results of operations and any conditions established by the LDEQ on the Company’s operations will not be material to the Company’s operations.
Air Emissions
Our operations are subject to the federal Clean Air Act, as amended (“CAA”), and comparable state and local laws. Amendments made to the CCA in 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the CAA, facilities that emit regulated air pollutants are subject to stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, in recent years, the petroleum refining sector has become subject to stringent federal regulations that impose maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. Our refining and terminal operations that emit regulated air pollutants are also subject to air emissions permitting requirements that incorporate stringent control technology requirements for which we may incur significant capital expenditures. Any renewal of those air emissions permits or a need to modify existing or obtain new air emissions permits has the potential to delay the development of our projects. We can provide no assurance that future compliance with existing or any new laws, regulations or permit requirements will not have a material adverse effect on our business, financial position or results of operations. For example, in 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. Also, in 2015, the EPA published a final rule that amended three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, the monitoring of air concentrations of benzene around the refinery fence line perimeter and submittal of the fence line monitoring data to the EPA on a quarterly basis; upgraded emissions controls for storage tanks, including controls for smaller capacity storage vessels and storage vessels storing materials with lower vapor pressures than previously regulated; enhanced performance requirements for flares including the use of a minimum of three pollution prevention measures, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. These final rules and any other future air emissions rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.
From time to time the CAA authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in February 2000, the EPA published regulations limiting the sulfur content allowed in gasoline. These regulations, referred to as “Tier 2 Standards,” required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those western U.S. states exhibiting lesser air quality problems. Similarly, the EPA published regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra-low sulfur standard”). Our Shreveport and Great Falls refineries have implemented the sulfur standard with respect to produced gasoline and produced diesel meeting the ultra-low sulfur standard. In 2014, the EPA published more stringent sulfur standards, referred to as “Tier 3 Standards,” including requiring that motor gasoline will not contain more than 10 ppm of sulfur on an annual average basis by January 1, 2017, except in those instances where refineries receive a “small refinery” exemption, in which event the deadline is extended to January 1, 2020. Our Shreveport and Great Falls refineries are fully compliant with the 10 ppm sulfur standard with respect to produced gasoline. In addition, we are required to meet the MSAT II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities and have completed capital projects at our Shreveport and Great Falls refineries to comply with those fuel quality requirements.
The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable transportation fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. It is possible we could find ourselves unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. For more information on the RFS program, our participation in the program and risks associated with the program, see the following Risk Factor under Part I, Item 1A of this Form 10-K: “Renewable transportation fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our unitholders.”
Climate Change
Climate change continues to attract considerable public, governmental and scientific attention in the U.S. and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHG”) as well as to eliminate such future emissions. Consequently our operations as well as the operations of our fossil-fuel producing customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emissions of GHGs.

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations under existing provisions of the federal CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit program requiring reviews for GHG emissions from certain large stationary sources that are also potential major sources of criteria pollutant emissions, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement CAA emission performance standards directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption of any international, federal, regional or state legislation or regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the area in which this sector may produce oil and natural gas or generate GHG emissions could require us to incur increased compliance costs or costs of consuming fossil fuels. Such legislation or regulations could, consequently, reduce demand for, oil and natural gas, which could reduce demand for our products and services. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Water Discharges
The Federal Water Pollution Control Act of 1972, as amended, also known as the federal Clean Water Act, and analogous state laws impose restrictions and stringent controls on the discharge of pollutants, including oil, into regulated waters. Such discharges are prohibited, except in accordance with the terms of a permit issued by the EPA or the appropriate state agencies. Any unpermitted release of pollutants, including crude oil or hydrocarbon specialty oils as well as refined products, could result in penalties, as well as significant remedial obligations. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. In 2017, the EPA issued a questionnaire soliciting data from nine petroleum refining companies related to their wastewater characteristics. The request pertains to the types of processing units, wastewater treatment technologies, and related information. It is our understanding that the EPA is expected to use the data collected in this request to evaluate water use, wastewater generation, pollution prevention, and wastewater management, treatment, and disposal. Historically, our environmental compliance costs under the existing requirements of the federal Clean Water Act and similar state laws have not had a material adverse effect on our results of operations but these laws and their implementing regulations are subject to change and there can be no assurance that such future costs will not be material.
The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended (“OPA”), which addresses three principal areas of oil pollution — prevention, containment and cleanup. The OPA applies to vessels, offshore facilities and onshore facilities, including refineries, terminals and associated facilities that may affect waters of the U.S. Under the OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages from oil spills. Historically, our past environmental compliance costs under the existing requirements of the OPA have not had a material adverse effect on our results of operations but this law and its implementing regulations are subject to change and there can be no assurance that such future costs will not be material.
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
Intellectual Property
Our patents relating to our refining operations are not material to us as a whole. Our products consist of composition patents which are integral to the formulas of our products. We own, have registered or applied for registration of a variety of tradenames, service marks and trademarks for us in our business. The trademarks, tradenames and design marks under which we conduct our branded business (including Royal Purple, Bel-Ray and TruFuel) and other trademarks employed in the marketing of our products are integral to our marketing operations. We also license intellectual property rights from third parties. We are not aware of any facts as of the date of this filing which would negatively impact our continuing use of our tradenames, service marks or trademarks.
Office Facilities
In addition to our principal properties discussed above, as of December 31, 2019, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana, and administrative offices in Houston, Texas. The corporate headquarters lease is for 58,501 square feet of office space. The lease term expires in August 2024. The Houston facility lease is for 24,025 square feet of office space. The lease term expires in August 2022. Please read Note 8 “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.
While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of March 5, 2020, our general partner employs approximately 1,500 people who provide direct support to our operations. Of these employees, approximately 500 are covered by collective bargaining agreements.
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
None of the employees at the Royal Purple facility, Bel-Ray facility or at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to generally be good, with no history of work stoppages.
Address, Internet Website and Availability of Public Filings
Our principal executive offices are located at 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana, 46214 and our telephone number is (317) 328-5660. Our website is located at http://www.calumetspecialty.com.
Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are located on our website at http://www.calumetspecialty.com by selecting the “Investor Relations” link, and then selecting the Financial Reporting” link and then selecting the “SEC Filings” link. We also make available, free of charge on our website, our Charters for the Audit, Compensation and Conflicts Committees, Related Party Transactions Policy and Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of either of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website. These documents are located on our website at http://www.calumetspecialty.com by selecting the “Investor Relations” link and then selecting the “Corporate Governance” link. All reports and documents filed with the SEC are also available via the SEC website, http://www.sec.gov.
The above information is available to anyone who requests it and is free of charge either in print from our website or upon request by contacting Investor Relations using the contact information listed above. Information on our website is not incorporated into this Annual Report or our other securities filings and is not a part of them.

Item 1A. Risk Factors
Risks Relating to our Business
We may not have sufficient cash from operations, following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to resume paying distributions to our unitholders or restore them to previous levels.
In April 2016, we announced suspension of our quarterly cash distribution to unitholders and have not paid any quarterly distributions since. We may not have sufficient available cash from operations in the future to enable us to resume payment of a distribution to unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	overall demand for specialty hydrocarbon products, fuel and other refined products;

•	the level of foreign and domestic production of crude oil and refined products;

•	our ability to produce fuel products and specialty products that meet our customers’ unique and precise specifications;

•	the marketing of alternative and competing products;

•	the extent of government regulation;

•	results of our hedging activities;

•	global or national health concerns; and

•	overall economic and local market conditions.
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
If we generate insufficient cash from our operations for a sustained period of time and/or forecasts demonstrate expectations of continued future insufficiencies, the board of directors of our general partner may determine not to reinstate our distribution to unitholders. Any such continued suspension or elimination of distributions may cause the trading price of our units to decline.
The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.
Unitholders should be aware that the amount of cash we have available for distribution depends primarily upon our cash flow from operating activities, cash on hand and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses and may not make cash distributions during periods when we record net income.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
We had approximately $1.2 billion of outstanding indebtedness as of December 31, 2019, and availability for borrowings of approximately $359.4 million under our senior secured revolving credit facility. We have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $600.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $25.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and resume payment of distributions to our unitholders. In addition, our level of indebtedness could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

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
Refining margins are volatile, and a reduction in our refining margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.
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
A widely used benchmark in the fuel products industry to measure market values and margins is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the approximate gross margin resulting from refining crude oil, assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. The Gulf Coast crack spread ranged from a high of $22.05 per barrel to a low of $12.72 per barrel during 2019 and averaged $18.06 per barrel during 2019 compared to an average of $16.76 in 2018 and $12.33 in 2017.
Our actual refining margins vary from the Gulf Coast crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast crack spread as an indicator of the volatility and general levels of fuels refining margins.
The prices at which we sell specialty products are strongly influenced by the commodity price of crude oil. If crude oil prices increase, our specialty products segment margins will fall unless we are able to pass through these price increases to our customers. Increases in selling prices for specialty products typically lag behind the rising cost of crude oil and may be difficult to implement quickly enough when crude oil costs increase dramatically over a short period of time. It is possible we may not be able to pass through all or any portion of increased crude oil costs to our customers. In addition, although we hedge a portion of our commodity price risk, it is not our intent to completely eliminate our commodity risk through our hedging activities.
Refining margins are volatile, and we have experienced fluctuations in our refining margins. There can be no assurance that our refining margins will not deteriorate. If our refining margins deteriorate, it will adversely affect the amount of cash we have available for funding operations, for distributions to our unitholders and for payments of our debt obligations.
We have identified a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.
As of December 31, 2019, we have identified a material weakness in internal control over financial reporting that pertains to the untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis.
Although we have developed and implemented a plan to remediate the material weakness and believe, based on our evaluation to date, that the material weakness will be remediated in a timely fashion, we cannot assure you that this will occur within a specific timeframe. The material weakness will not be remediated until all necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.
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
The operating and financial restrictions and covenants in our financing arrangements, including our revolving credit facility, indentures governing each series of our outstanding senior notes and master derivative contracts, do currently restrict, and any future financing agreements could restrict, our ability to finance future operations or capital needs or to engage, expand or pursue our business activities, including restrictions on our ability to, among other things:

•	sell assets, including equity interests in our subsidiaries;

•	pay distributions on or redeem or repurchase our units or redeem or repurchase any subordinated debt;

•	incur or guarantee additional indebtedness or issue preferred units;

•	create or incur certain liens;

•	make certain acquisitions and investments;

•	redeem or repay other debt or make other restricted payments;

•	enter into transactions with affiliates;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	create unrestricted subsidiaries;

•	enter into sale and leaseback transactions;

•	enter into a merger, consolidation or transfer or sale of assets, including equity interests in our subsidiaries; and

•	engage in certain business activities.
Our revolving credit facility also contains a springing financial covenant which provides that, if availability under the revolving credit facility falls below the sum of the amount of FILO loans outstanding plus the greater of (i) 10.0% of the Borrowing Base (as defined in the Credit Agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0.
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
We rely on borrowings and letters of credit under our revolving credit facility to purchase crude oil or other feedstocks for our facilities, lease certain precious metals for use in our refinery operations and enter into derivative instruments of crude oil and natural gas purchases and fuel products sales. From time to time, we also rely on our ability to issue letters of credit to enter into certain hedging arrangements in an effort to reduce our exposure to adverse fluctuations in the prices of crude oil, natural gas and crack spreads. The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our capital requirements. Furthermore, our borrowing base may be subject to decreases due to the sale of inventories and accounts as part of a divestiture. If, under certain circumstances, our available capacity under our revolving credit facility falls below certain threshold amounts, or a default or event of default exists, then our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations under our revolving credit facility. In addition, decreases in the price of crude oil or increases in crack spreads may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our derivative instruments. If, due to our financial condition or other reasons, the borrowing base under our revolving credit facility decreases, we are limited in our ability to issue letters of credit or we are required to post substantial amounts of cash collateral to our hedging counterparties, our liquidity, financial condition and our ability to resume distributions of cash to our unitholders could be materially and adversely affected. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information.
We must make substantial capital expenditures on our refineries and other facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows, and our ability to make distributions to unitholders and payments on our debt obligations, could be adversely affected.
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make distributions to our unitholders and payments on our debt obligations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

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
Any one or more of these occurrences noted above could have a significant impact on our business. If we were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows and, as a result, our ability to make distributions and payments on our debt obligations.

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
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers primarily in Texas, north Louisiana and Canada. In 2019, subsidiaries of Plains supplied us with approximately 56.3% of our total crude oil supplies under term contracts and month-to-month evergreen crude oil supply contracts. In 2019, BP supplied us with approximately 5.9% of our total crude oil supplies under the BP Purchase Agreement. Each of our facilities is dependent on one or more of these suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil on acceptable terms. We maintain short-term and long-term contracts with our suppliers. For example, the majority of our contracts with Plains are currently month-to-month and terminable upon 90 days’ notice, and our contract with BP was amended and restated in December 2016 for a term ending March 2020, which is expected to be extended to March 2021 and will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ notice.
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

 From time to time, we may seek to divest portions of our business, which could materially affect our results of operations and result in disruption to other parts of the business.
As demonstrated in 2017 with the dispositions of the Superior Refinery and Anchor, in 2018 with the disposition of our 23.8% equity interest in PACNIL and in 2019 with the dispositions of the San Antonio Refinery and our 50% equity interest in Biosyn, we may continue to dispose of portions of our current business or assets, based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, which may result in additional expense. In addition, in connection with a disposition, we may be required to make representations about the business and financial affairs of the business or assets. We may also be required to indemnify the purchasers to the extent that our representations turn out to be inaccurate or with respect to certain potential liabilities. These indemnification obligations may require us to pay money to the purchasers as satisfaction of their indemnity claims.  It may also take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Further, such divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any of the foregoing could adversely affect our financial condition and results of operations. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Matters, Claims and Legal Proceedings” for additional information.
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
For example, daily prices for natural gas as reported on the NYMEX ranged between $3.59 and $2.07 per million British thermal unit (“MMBtu”) in 2019, and between $4.84 and $2.55 per MMBtu in 2018. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our results of operations. Fuel and utility costs constituted approximately 12.1% and 14.7% of our total operating expenses included in cost of sales for the years ended December 31, 2019 and 2018, respectively. If our natural gas costs rise, they will adversely affect the amount of cash available for distribution to our unitholders and payments of our debt obligations.
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
Although we maintain insurance policies, including personal and property damage and business interruption insurance for each of our facilities, we cannot ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or significant interruption of operations. Our business interruption insurance will not apply unless a business interruption exceeds 60 days. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. In addition, we are not fully insured against all risks incident to our business because certain risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures. For example, we are not insured for all environmental liabilities, including, but not limited to, product spills and other releases at all of our facilities. If we were to incur a significant liability for which we were not fully insured, it could affect our financial condition and diminish our ability to make distributions to our unitholders and payments of our debt obligations.
We may incur significant environmental costs and liabilities in the operation of our refineries, terminals and related facilities.
The operation of our refineries, blending and packaging sites, terminals, and related facilities subject us to the risk of incurring significant environmental costs and liabilities due to our handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We currently own or operate properties that for many years have been used for industrial or oilfield activities, including refining and blending operations or terminal storage operations, sometimes by third parties over whom we had or continue to have no control with respect to their operations or waste disposal activities. We could incur significant remedial costs in the cleanup of any petroleum hydrocarbons or wastes that may have been released on, under or from the properties owned or operated by us. For example, we are investigating and remediating, in some cases pursuant to government order, soil and groundwater contamination at our Great Falls refinery arising from a predecessor operators’ handling of petroleum hydrocarbons and wastes. While we believe our costs in pursuing these investigatory and remedial activities are subject to reimbursement under a contractual indemnification right we received from the predecessor operator in the share purchase agreement transferring ownership of this refinery, this predecessor operator is currently disputing responsibility for reimbursement of certain of these remedial costs being incurred at our Great Falls refinery, which dispute had resulted in the filing of a suit by us against the predecessor operator and the matter is currently in arbitration. An arbitration panel conducted the first phase of the arbitration in July 2018 and issued its ruling on September 13, 2018, in which the panel confirmed that the sellers of the Great Falls refinery retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the sellers received notice within five years after the sale of the refinery, which claims are subject to the requirements otherwise set forth in the asset purchase agreement. The second phase of the arbitration regarding damages occurred in April 2019. The arbitration panel issued its final ruling on August 25, 2019. Among other things, the panel denied the Company’s demands for reimbursement for costs incurred and left open the Company’s ability to make future claims. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.
Some environmental laws may impose joint and several, strict liability for releases of petroleum hydrocarbons and wastes, which means in some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition, and results of operations.
We are subject to compliance with stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our refining, blending and packaging site, terminal and related facility operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose legal standards and numerous obligations that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to otherwise limit or prevent releases of pollutants from our refineries, blending and packaging sites, terminals, and related facilities, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and to provide this information to employees, state and local government authorities, and local residents and the incurrence of significant costs and liabilities for pollution resulting from our operations or from those of prior owners or operators of our facilities. Numerous federal governmental authorities, such as the EPA and OSHA as well as state agencies, such as the LDEQ, the Texas Commission on Environmental Quality and the MDEQ, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, restrictions, the imposition of remedial obligations or corrective actions or the incurrence of capital expenditures, the occurrence of delays or cancellations in the permitting, development or expansion of projects, and the issuance of injunctions limiting or preventing some or all of our operations.
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
New worker safety and environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase. For example, in 2015, the EPA issued a final rule under the CAA lowering the NAAQS for ground-level ozone to 70 parts per billion under both the primary and secondary standards. Since that time, the EPA issued area designations with respect to ground-level ozone and issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our and our customers’ operations. The adoption of more stringent environmental laws or regulations could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business, cash flows and results of operation. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for additional information.
Renewable transportation fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our unitholders and payments to our debt obligations.
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
Under RFS, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Each year until 2022, the EPA sets mandates for the production of cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel volume that applies to all gasoline and diesel produced or imported during the applicable year. Most recently, the EPA has established final volume mandates for RFS program year 2020 under final rules published in December 2019 (establishing 2020 calendar year volumes for cellulosic biofuel, advanced biofuel and total renewable fuel) and December 2018 (establishing 2020 calendar year volumes for biomass-based diesel). The EPA’s 2020 final volume mandates maintain the conventional (i.e., corn ethanol) renewable fuel volume at 15 billion gallons, the same as the level for 2019. Also for RFS program year 2020, the EPA increased from program year 2019 the final volumes of advanced biofuels , cellulosic biofuels and biomass-based diesels. Additionally, the EPA’s December 2019 final rule made changes in how the renewable fuel standards are calculated beginning in the 2020 calendar year for certain of the volumes of gasoline and diesel that the EPA projects will be exempted from the renewable fuel obligations (due to the EPA’s granting of “small refinery exemptions” under the RFS). The result of this change is that there is an expected net increase in the blending by “obligated parties” under the RFS (including non-exempt refiners) of renewable fuels under the RFS mandates beginning with the 2020 calendar year in comparison to how such renewable fuel standards were calculated in prior calendar years.
Our Shreveport, Great Falls and (through October 31, 2019) San Antonio refineries are normally subject to compliance with the RFS mandates. However, the EPA granted certain of our refineries the “small refinery exemption” under the RFS in past years including, most recently, in the 2018 calendar year, as provided under the CAA. Under these exemptions granted by the EPA, such exempt refineries were not subject to the requirements of RFS as an “obligated party” for fuels produced at these “small” refineries for those calendar years. While we received a small refinery exemption for certain of our refineries in past years, there is no assurance that such an exemption will be obtained for any of our refineries in future years, which would result in the need for more RINs for the applicable calendar year. Our gross 2019 annual RINs Obligation, which includes RINs that were required to be secured through either our own blending or through the purchase of RINs in the open market, was approximately 87 million RINs for the 2019 calendar year including our San Antonio refinery.
The EPA’s implementation of the RFS program has been subject to numerous court challenges in the recent past, including with respect to selection of the final volume mandates, movement of the point of compliance, and the granting of small refinery exemptions. On January 24, 2020, the Federal Court of Appeals for the 10th Circuit vacated EPA orders granting the small refinery exemption to three refineries that petitioned for the exemption in 2016, finding that those three refineries had failed to receive exemptions in prior years, and remanded the matter to the EPA for further proceedings. This decision currently applies in the 10th Circuit but could be appealed and thus the final outcome of this decision is yet to be determined, but any application of this decision more broadly beyond the 10th Circuit by the courts of the EPA could have a material adverse effect on our business, financial condition and results of operations. tension.
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
Existing laws, regulations or regulatory initiatives could change and, notwithstanding that the EPA’s volume mandates for recent years 2019 may be relatively lower than the statutory mandates, such volume mandates could be increased in the future. The inability to receive an exemption under the RFS program for one or more of our refineries, any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels, and/or any increase in the cost to acquire RINs may, individually or in the aggregate, have the potential to result in significant costs in connection with RIN compliance, which costs could be material. Finally, there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties and, while we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements, if any such RINs purchased by us on the open market are subsequently found to be invalid, then we may incur significant costs, penalties or other liabilities in connection with replacing such invalid RINs.
Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk.
In March 2017, we entered into several agreements with Macquarie Energy North America Trading Inc. (“Macquarie”) to support the operations of the Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). In June 2017, we entered into several agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements”, and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). Pursuant to the Supply and Offtake Agreement, Macquarie has agreed to intermediate crude oil supplies and refined product inventories at our Great Falls and Shreveport refineries. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, which may be terminated by Macquarie with nine months’ notice any time prior to expiration of the agreements in June 2023, we are obligated in certain scenarios to repurchase all crude oil and refined product inventories then owned by Macquarie and located at the specified storage facilities at then current market prices. The repurchase obligations under the Supply and Offtake Agreements may be at a substantially higher cost than which we sold the inventory. Relying on Macquarie’s ability to honor its supply and offtake obligations exposes us to Macquarie’s credit and business risks. An adverse change in Macquarie’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity and, as a result, our business and operating results. In addition, we may be required to use substantial capital to repurchase crude oil and refined product inventories from Macquarie upon termination of the Supply and Offtake Agreements, which could have a material adverse effect on our business, results of operations or financial condition.
The repurchase obligations under the Supply and Offtake Agreements may be at substantially higher cost than which we sold the inventory.
Downtime for maintenance at our refineries and facilities will reduce our revenues and cash available for distributions to our unitholders and payments of our debt obligations.
Our refineries and facilities consist of many processing units, a number of which have been in operation for a long time. One or more of the units may require additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues and increase our operating expenses during the period of time that our processing units are not operating and could limit our ability to resume making distributions to our unitholders and payments of our debt obligations.

An impairment of our equity method investments, our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that an equity method investment, a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. During the year ended December 31, 2019, we recorded impairment of $25.4 million of our equity method investment in Fluid Holding Corp. In 2017, we recorded impairment on long-lived assets primarily at our San Antonio refinery and Missouri facility totaling $206.6 million. Our equity method investments, long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Further, as we continue to develop our strategy regarding certain of our non-core assets, we will need to continue to evaluate the carrying value of those assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.
Our asset reconfiguration and enhancement initiatives may not result in revenue or cash flow increases, may be subject to significant cost overruns and are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, operating results, cash flows and financial condition.
Historically we have grown our business in part through the reconfiguration and enhancement of our existing refinery assets. For example, we completed an expansion project at our Shreveport refinery to increase throughput capacity and crude oil processing flexibility in May 2008. Additionally, in April 2016 we completed an expansion project that increased production capacity at our Great Falls refinery to 30,000 bpd. These expansion projects and the construction of other additions or modifications to our existing refineries have involved and will continue to involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or require the expenditure of significant amounts of capital, and which we may finance with additional indebtedness or by issuing additional equity securities. Our forecasted internal rates of return on such projects are also based on our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, available alternative supply and customer demand. For example, the total cost of the Shreveport refinery expansion project completed in 2008 was approximately $375.0 million and was significantly over budget due primarily to increased construction labor costs. Future reconfiguration and enhancement projects may not be completed at the budgeted cost, on schedule, or at all due to the risks described above which could significantly affect our cash flows and financial condition.
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
Any sustained decrease in demand for fuel products in the markets we serve could result in a significant reduction in our cash flows, reducing our ability to make distributions to unitholders and payments of our debt obligations. Factors that could lead to a decrease in market demand include, among others:

•	a recession, global or national health crisis or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of fuel products;

•	an increase in fuel economy or the increased use of alternative fuel sources;

•	an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for fuel products;

•	competitor actions; and

•	availability of raw materials.
We depend on unionized labor for the operation of many of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business.
Substantially all of our operating personnel at our Shreveport, Great Falls, Princeton, Cotton Valley, Karns City, Dickinson, Calumet Packaging and Missouri facilities are employed under collective bargaining agreements. If we are unable to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and impact our ability to make distributions to our unitholders and payments of our debt obligations. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.
Because of the volatility of crude oil and refined products prices, our method of valuing our inventory may result in decreases in net income.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In a period of decreasing crude oil or refined product prices, our inventory valuation methodology may result in decreases in net income. For example, due to the decrease in crude oil prices in the fourth quarter of ended 2018, we recorded a unfavorable LCM inventory adjustment of $30.6 million.
Inadequate liquidity could materially and adversely affect our business operations in the future.
If our cash flow and capital resources are insufficient to fund our obligations, we may be forced to reduce our capital expenditures, seek additional equity or debt capital or restructure our indebtedness. We cannot assure you that any of these remedies could, if necessary, be transacted on commercially reasonable terms, or at all. Our liquidity is constrained by our need to satisfy our obligations under our senior notes, credit agreement and our Supply and Offtake Agreements. The availability of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, the crack spread, natural gas and crude oil prices, our credit ratings, interest rates, market perceptions of us or the industries in which we operate, our market value and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these or other sources when the need arises.
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
When we executed the Supply and Offtake Agreements, the inventories associated with such agreements were taken out of our revolving credit facility borrowing base.  As such, these inventories are not part of our revolving credit facility.  Should Macquarie choose to exercise its option to terminate the Supply and Offtake Agreements by giving nine months’ notice any time prior to June 2023 of such termination, we would need to seek alternative sources of financing, including putting the inventory back into our revolving credit facility, to meet our obligation to repurchase the inventory at then current market prices.  In addition, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If the price of crude oil is well above the price at which we sold the inventory, we would have to pay more for the inventory than the price we sold the inventory for. If this is the case at the time of termination and we are unable to include the inventory in our borrowing base, we could suffer significant reductions in liquidity when Macquarie terminates the Supply and Offtake Agreements and we have to repurchase the inventories.
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
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our fossil-fuel producing customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emissions of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement CAA emission performance standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored "Paris Agreement," which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of any international, federal, regional or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Such legislation or regulations could, consequently, reduce demand for, oil and natural gas, which could reduce demand for our products and services. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climactic events. If any such climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.
Our business involves the shipping by rail of crude oil, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as regulatory changes that may adversely impact our business, financial condition or results of operations.
Our operations involve the purchasing of crude oil and shipping it by rail on railcars that we lease. Past derailments of trains transporting crude oil in the United States and Canada have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation of flammable materials by rail. In May 2015, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) adopted a final rule that, among other things, imposes a new tank car design standard, new operational protocols for trains transporting large volumes of flammable liquids, and a phase out by as early as October 2017 for older DOT-111 tank cars that are not retrofitted. In 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029 and, more recently in February 2019, PHMSA published a final rule requiring railroads to develop and submit comprehensive oil spill response plans for specific route segments traveled by a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train. Additionally, the February 2019 final rule requires railroad to establish geographic response zones along various rail routes, ensure that both personnel and equipment are staged and prepared to respond in the event of an accident, and share information about high-hazard flammable train operations with the state and tribal emergency response commissions.
In addition to these other actions taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations, urge the federal government to strengthen requirements for these operations, or otherwise seek to impose more stringent standards on rail transport of crude oil. For example, in the absence of a current federal standard on the vapor pressure of crude oil transported by rail, the State of Washington passed a law that became effective on July 28, 2019, prohibiting the loading or unloading of crude oil from a rail car in the state unless the crude oil vapor pressure is lower than 9 pounds per square inch. In response, the States of North Dakota and Montana filed a preemption application with PHMSA in July 2019, in which the states seek to have PHMSA make an administrative determination and override the Washington State vapor pressure limits. In July 2019, PHMSA published an invitation for public comments on the preemption application, which comment period closed in the latter half of 2019, with no administrative determination yet being released.
Safety improvements or updates to existing tank cars together with more stringent requirements relating to response planning, equipment and personnel staging preparedness, and establishment of geographic response zones that are imposed under PHMSA’s 2015 final rules requirements could drive up the cost of transport and lead to shortages in availability of tank cars. We do not currently own or operate rail transportation facilities or rail cars; however, we cannot assure that costs incurred by the railroad industry to comply with these enhanced standards resulting from PHMSA’s final rules or that restrictions on rail transport of crude oil due to state crude oil volatility standards, if not preempted by PHMSA, will not increase our costs of doing business or limit our ability to transport and sell our crude oil at favorable prices, the consequences of which could be material to our business, financial condition or results of operations. However, we believe that any such consequences would not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. For example, in 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT 111 tank cars and imposing a three year phase out period for approximately 65,000 tank cars that do not meet certain safety requirements. Transport Canada also imposed a 50 mile per hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan. At the same time that PHMSA released its 2015 rule, Canada’s Minister of Transport announced Canada’s new tank car standards, which largely align with the requirements in the PHMSA rule. Likewise, Transport Canada’s rail car retrofitting and phase out timeline largely aligns with the timeline introduced under the 2015 and 2016 PHMSA rules. Transport Canada has also introduced new requirements that railways carry minimum levels of insurance depending on the quantity of crude oil or dangerous goods that they transport as well as a final report recommending additional practices for the transportation of dangerous goods. Both Transport Canada and PHMSA issued final rules in 2018 that further harmonize their respective tank car standards, including with respect to tank car approvals and design requirements.
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
The Act and any new regulations could significantly increase the cost of derivative instruments, materially alter the terms of derivative instruments, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivatives contracts. An increase in the cost of derivatives contracts would affect our results of operations and cash available for distribution to our unitholders and payments of our debt obligations. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and make distributions to our unitholders and payments of our debt obligations. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition and our results of operations.
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
The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to resume making distributions to our unitholders and payments of our debt obligations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. We have employment agreements in place with respect to Timothy Go and F. William Grube. We do not maintain any key-man life insurance.
An increase in interest rates will cause our debt service obligations to increase.
Borrowings under our revolving credit facility bear interest at a rate equal to prime plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at our option. As of December 31, 2019, we had no outstanding borrowings under our revolving credit facility and $42.5 million in standby letters of credit were issued under our revolving credit facility. The interest rate is subject to adjustment based on fluctuations in LIBOR or the prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or requiring banks to submit rates for the calculation of LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices which have historically been used as interest rate “benchmarks” in our borrowings as well as our derivatives. Accordingly, the use of an alternative rate on these debt obligations could result in increased interest expense, in addition to costs to amend the agreements and other applicable arrangements to a new reference rate. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.
A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our Collateral Trust Agreement and our Supply and Offtake Agreements.
Certain events relating to a change of control of our general partner, our partnership and our operating subsidiaries would constitute an event of default under our revolving credit facility, the indentures governing our senior notes, our Collateral Trust Agreement and our Supply and Offtake Agreements. In addition, an event of default under our revolving credit facility would likely constitute an event of default under our master derivatives contracts and the BP Purchase Agreement. As a result, upon a change of control event, we may be required immediately to repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility, the senior notes and Supply and Offtake Agreements and the outstanding payment obligations under our master derivatives contracts and the BP Purchase Agreement. The source of funds for these repayments would be our available cash or cash generated from other sources and there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness and other payment obligations in full.
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
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, our use of the internet, cloud services and other public networks exposes our business and that of other third parties with whom we do business to cyber-attacks that attempt to gain unauthorized access to data and systems, intentional or inadvertent releases of confidential information, corruption of data and disruption of critical systems and operations.  Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.  In addition, as cyber-attacks continue to evolve in magnitude and sophistication, and our reliance on digital technologies continues to grow, we may be required to expend additional resources in order to continue to enhance our cybersecurity measures and to investigate and remediate any digital systems, related infrastructure, technologies and network security vulnerabilities.
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
Risks Inherent in an Investment in Us
At March 4, 2020, the families of our chairman, executive vice chairman, The Heritage Group and certain of their affiliates own an approximate 21.0% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
At March 4, 2020, the families of our chairman, executive vice chairman, The Heritage Group and certain of their affiliates own an approximate 21.0% limited partner interest in us. In addition, The Heritage Group and the families of our chairman and executive vice chairman own our general partner. In May 2018, The Heritage Group disclosed in a Schedule 13D filing that it is considering various alternatives with respect to its investment in us, including potential consolidation, acquisitions or sales of our assets or common units, as well as potential changes to our capital structure. The Heritage Group also disclosed that it may make formal proposals to us, holders of our common units or other third parties regarding such strategic alternatives.
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

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a capital expenditure for acquisitions or capital improvements, which does not. This determination can affect the amount of cash that is available for distribution to our unitholders;

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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At March 4, 2020, the owners of our general partner and certain of their affiliates own approximately 21.0% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of common units or equity securities ranking junior to the common units at any time. In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity securities, which may effectively rank senior to the common units. The issuance of additional common units or other equity securities of equal or senior rank to the common units will have the following effects:

•	our unitholders’ proportionate ownership interest in us may decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the market price of the common units may decline; and

•	the ratio of taxable income to distributions, if any may increase.
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
If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At March 4, 2020, our general partner and its affiliates own approximately 21.0% of our common units.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from refining, blending, processing, packaging, marketing and distribution of lubricants will constitute “qualifying income” within the meaning of Section 7704 of the Code. Based upon our current operations and private letter rulings we have received with respect to certain aspects of our business, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. Federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
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
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Moreover, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly-traded partnerships.
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
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly-traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. Unitholders are encouraged to consult with their tax advisor with respect to the status of legislative, regulatory and administrative developments and proposals and any potential effect on an investment in our common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
The Heritage Group, which along with the families of our chairman and executive vice chairman and certain of their affiliates owns an approximate 21.0% limited partnership interest in us and control our general partner, has stated publicly that it is considering, and may, from time to time, formulate plans or proposals for various alternatives with respect to their investment in us, including, without limitation, potential consolidation, acquisitions or sales of assets or common units or changes to our capital structure, and hold discussions with or make formal proposals to us, other holders of common units or other third parties regarding such matters. If we were to convert to a corporation, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions would generally be taxed again to our shareholders as dividends to the extent of our current and accumulated earnings and profits, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution could be substantially reduced. Please read “Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.”  In addition, a conversion transaction could in some circumstances itself be a taxable event for our unitholders.
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
In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Pending further guidance specific to this issue, we have not yet determined the impact the limitation could have on our unitholders’ ability to deduct our interest expense, but it is possible that our unitholders’ interest expense deduction will be limited.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules issued by the Treasury Department for certain similarly situated businesses or activities, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
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
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, due to the challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending the issuance of final regulations. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly-traded interests in publicly-traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly-traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form. Non-U.S. unitholders should consult a tax advisor before investing in our common units.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate gain or loss realized on a sale or other disposition of our assets or, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction on the Allocation Date. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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
Our common units are quoted and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CLMT.” As of March 4, 2020, there were approximately 32 unitholders of record of our common units. The actual number of unitholders is greater than the number of holders of record. As of March 4, 2020, there were 77,831,691 common units outstanding. The last reported sale price of our common units by NASDAQ on March 4, 2020, was $3.71.
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

Cash Distribution Policy. We distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 in aggregate per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, since April 2016, we have not paid, and there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Please read “— Distribution Suspension.” Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our debt instruments, including our Credit Agreement and the indentures governing our 2022 Notes, 2023 Notes and 2025 Notes. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for a discussion of the restrictions in our debt instruments that restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 1,588,401 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned no incentive distribution rights for the years ended December 31, 2019 and 2018.

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
Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this Item 5 is incorporated by reference from Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” of this Annual Report.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
The following table shows selected historical consolidated financial and operating data of the Company. The selected historical consolidated financial and operating data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected historical consolidated financial and operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in Item 8 of this Annual Report on Form 10-K.
The selected historical consolidated financial and operating data contains the historical results of (i) the San Antonio Refinery through the effective date of its sale, November 10, 2019, (ii) the Superior Refinery through the effective date of its sale, November 7, 2017, and (iii) Anchor through the completion of its sale on November 21, 2017. The classification of Anchor’s results of operations and assets and liabilities for all periods presented reflect Anchor as a discontinued operation in accordance with U.S. generally accepted accounting principles (“GAAP”).
The following table includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to [Net loss and Net cash provided by (used in) operating activities, our most directly comparable financial performance and liquidity measures calculated in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions)
Statement of Operations Data:
Sales	$3,452.6	$3,497.5	$3,763.8	$3,474.3	$3,930.3
Cost of sales	3,000.9	3,060.8	3,265.6	3,088.0	3,393.9
Gross profit	451.7	436.7	498.2	386.3	536.4
Operating costs and expenses:
Selling	53.1	58.2	65.7	69.8	71.8
General and administrative	136.7	122.5	138.7	105.8	125.9
Transportation	122.9	137.2	137.1	154.3	153.6
Taxes other than income taxes	20.5	18.1	24.1	19.3	17.1
Loss on impairment and disposal of assets	37.0	—	207.3	35.7	—
(Gain) loss on sale of business, net	8.7	(4.8)	(236.0)	—	—
Other	(3.5)	(17.4)	3.3	1.7	10.8
Operating income (loss)	76.3	122.9	158.0	(0.3)	157.2
Other income (expense):
Interest expense	(134.6)	(155.5)	(183.1)	(161.7)	(104.9)
Debt extinguishment costs	(2.2)	(58.8)	—	—	(46.6)
Gain (loss) on derivative instruments	9.0	33.8	(9.6)	(4.1)	(31.4)
Gain (loss) from unconsolidated affiliates	3.8	(3.7)	—	(18.3)	(61.1)
Gain (loss) on sale of unconsolidated affiliates	1.2	0.2	—	(113.4)	—
Other	3.4	10.8	3.3	1.2	1.6
Total other expense	(119.4)	(173.2)	(189.4)	(296.3)	(242.4)
Net loss from continuing operations before income taxes	(43.1)	(50.3)	(31.4)	(296.6)	(85.2)
Income tax expense (benefit) from continuing operations	0.5	0.7	(0.1)	0.2	0.2
Net loss from continuing operations	(43.6)	(51.0)	(31.3)	(296.8)	(85.4)
Net loss from discontinued operations, net of income taxes	—	(4.1)	(72.5)	(31.8)	(54.0)
Net loss	$(43.6)	$(55.1)	$(103.8)	$(328.6)	$(139.4)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except unit, per unit and operating data)
Weighted average limited partner units outstanding:
Basic and diluted	78,212,136	77,943,992	77,598,950	77,043,935	74,896,096
Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.55)	$(0.64)	$(0.40)	$(3.77)	$(1.34)
From discontinued operations	—	(0.05)	(0.91)	(0.41)	(0.71)
Limited partners’ interest	$(0.55)	$(0.69)	$(1.31)	$(4.18)	$(2.05)
Cash distributions declared per limited partner	$—	$—	$—	$0.69	$2.74
Balance Sheet Data (at period end):(1)
Property, plant and equipment, net	$973.5	$1,098.1	$1,159.2	$1,632.4	$1,665.0
Total assets	$1,857.8	$2,087.5	$2,688.8	$2,571.3	$2,752.6
Accounts payable	$230.2	$200.6	$282.3	$275.9	$300.0
Total long-term debt	$1,211.3	$1,604.5	$1,992.3	$1,997.2	$1,773.4
Total partners’ capital	$21.6	$65.7	$119.9	$218.7	$603.9
Cash Flow Data:(5)
Net cash flow provided by (used in):
Operating activities	$191.9	$75.2	$(26.5)	$4.1	$376.4
Investing activities	$14.5	$8.3	$453.4	$(154.2)	$(389.0)
Financing activities	$(343.0)	$(442.1)	$83.2	$148.7	$9.7
Other Financial Data:(5)
EBITDA	$201.6	$219.2	$246.7	$(3.5)	$82.5
Adjusted EBITDA	$304.6	$263.9	$317.2	$158.2	$257.7
Distributable Cash Flow	$104.0	$67.0	$89.3	$(5.7)	$161.9
Operating Data (bpd): (1)
Total sales volume (2)	104,734	97,104	132,082	140,180	126,216
Total feedstock runs (3)	103,603	94,137	128,624	134,163	123,051
Total facility production (4)	100,029	95,298	131,561	134,929	122,795

(1)	Balance sheet and operating data exclude discontinued operations.

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
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.
The definition of Adjusted EBITDA presented in this Annual Report is consistent with the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2022, 2023 and 2025 Notes (as defined in this Annual Report). We are required to report Consolidated Cash Flow to the holders of our 2022, 2023 and 2025 Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.
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

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(43.6)	$(55.1)	$(103.8)
Add:
Interest expense	134.6	155.5	183.1
Depreciation and amortization	110.1	118.1	168.5
Income tax expense (benefit)	0.5	0.7	(1.1)
EBITDA	$201.6	$219.2	$246.7
Add:
Unrealized (gain) loss on derivative instruments	$26.1	$(30.2)	$(3.6)
Debt extinguishment costs	2.2	58.8	—
Amortization of turnaround costs	19.3	12.8	24.3
Loss on impairment and disposal of assets (3)	37.0	—	207.3
Gain on sale of unconsolidated affiliate	(1.2)	—	—
(Gain) loss on sale of business, net	8.7	(0.7)	(173.4)
Other non-recurring expenses	3.5	—	—
Equity based compensation and other items	7.4	4.0	15.9
Adjusted EBITDA (4)	$304.6	$263.9	$317.2
Less:
Replacement and environmental capital expenditures (1)	$50.0	$24.4	$42.0
Cash interest expense (2)	128.5	147.6	172.9
Turnaround costs	17.8	27.9	14.5
Gain (loss) from unconsolidated affiliates	3.8	(3.7)	(0.4)
Income tax expense (benefit)	0.5	0.7	(1.1)
Distributable Cash Flow	$104.0	$67.0	$89.3

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Distributable Cash Flow	$104.0	$67.0	$89.3
Add:
Replacement and environmental capital expenditures (1)	50.0	24.4	42.0
Cash interest expense (2)	128.5	147.6	172.9
Turnaround costs	17.8	27.9	14.5
Gain (loss) from unconsolidated affiliates	3.8	(3.7)	(0.4)
Income tax expense (benefit)	0.5	0.7	(1.1)
Adjusted EBITDA (4)	$304.6	$263.9	$317.2
Less:
Unrealized (gain) loss on derivative instruments	$26.1	$(30.2)	$(3.6)
Debt extinguishment costs	2.2	58.8	—
Amortization of turnaround costs	19.3	12.8	24.3
Loss on impairment and disposal of assets (3)	37.0	—	207.3
Gain on sale of unconsolidated affiliate	(1.2)	—	—
(Gain) loss on sale of business, net	8.7	(0.7)	(173.4)
Other non-recurring expenses	3.5	—	—
Equity based compensation and other items	7.4	4.0	15.9
EBITDA	$201.6	$219.2	$246.7
Add:
Unrealized (gain) loss on derivative instruments	$26.1	$(30.2)	$(3.6)
Cash interest expense (2)	(128.5)	(147.6)	(172.9)
(Gain) loss on sale of business, net	8.7	(0.7)	(173.4)
Loss on impairment and disposal of assets (3)	37.0	—	207.3
Lower of cost or market inventory adjustment	(35.6)	30.6	(30.6)
Equity-based compensation	5.9	(1.2)	11.6
(Gain) loss from unconsolidated affiliates	(3.8)	3.7	0.4
Gain on sale of unconsolidated affiliate	(1.2)	—	—
Amortization of turnaround costs	19.3	12.8	24.3
Income tax (expense) benefit	(0.5)	(0.7)	1.1
Debt extinguishment costs	2.2	58.8	—
Changes in assets and liabilities:
Accounts receivable	(37.0)	109.8	(200.7)
Inventories	16.3	(0.3)	(18.1)
Other current assets	4.5	(4.5)	(0.5)
Turnaround costs	(17.8)	(27.9)	(14.5)
Derivative activity	(0.3)	(0.5)	(0.5)
Other assets	(0.1)	—	(0.5)
Accounts payable	71.3	(78.2)	94.1
Accrued interest payable	1.5	(21.8)	0.9
Other liabilities	22.6	(51.9)	(5.3)
Other	(0.3)	5.8	7.7
Net cash provided by (used in) operating activities	$191.9	$75.2	$(26.5)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net loss:
Total segment Adjusted EBITDA(4)	$304.6	$263.9	$317.2	$158.2	$257.7
Less:
Unrealized (gain) loss on derivative instruments	$26.1	$(30.2)	$(3.6)	$(19.9)	$39.5
Realized loss on derivatives, not included in net loss or settled in a prior period	—	—	—	(6.4)	(10.0)
Debt extinguishment costs	2.2	58.8	—	—	46.6
Amortization of turnaround costs	19.3	12.8	24.3	33.2	29.0
Loss on impairment and disposal of assets (3)	37.0	—	207.3	35.9	58.1
(Gain) loss on sale of unconsolidated affiliate	(1.2)	—	—	113.9	—
(Gain) loss on sale of business, net	8.7	(0.7)	(173.4)	—	—
Other non-recurring expenses	3.5	—	—	—	—
Equity-based compensation and other items	7.4	4.0	15.9	5.0	12.0
EBITDA	$201.6	$219.2	$246.7	$(3.5)	$82.5
Less:
Interest expense	$134.6	$155.5	$183.1	$161.7	$104.9
Depreciation and amortization	110.1	118.1	168.5	171.1	145.4
Income tax expense (benefit)	0.5	0.7	(1.1)	(7.7)	(28.4)
Net loss	$(43.6)	$(55.1)	$(103.8)	$(328.6)	$(139.4)

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

(3)	Impairment charges for 2019 primarily relate to $25.4 million of impairment charges related to an equity method investment.
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
Impairment charges for 2015 include a $33.8 million goodwill impairment charge related to the prior oilfield services segment and a $24.3 million impairment charge related to our investment in Juniper GTL LLC.

(4)	Total segment Adjusted EBITDA includes the non-cash impact of the following LCM inventory adjustments and losses related to the liquidation of LIFO inventory layers.

	2019	2018	2017	2016	2015
	(In millions)
LCM Impact	$35.8	$(30.6)	$30.6	$50.6	$(67.0)
LIFO Impact	$6.0	$(6.3)	$(3.7)	$(28.5)	$(25.1)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2019, 2018 and 2017. In addition, as discussed in Note 4 and Note 5 to the Consolidated Financial Statements, we closed the San Antonio Transaction, Superior Transaction and the Anchor Transaction on November 10, 2019; November 8, 2017 and November 21, 2017, respectively. The historical results of operations of the San Antonio Refinery and the Superior Refinery are contained in our financial position and results through November 10, 2019 and November 7, 2017, respectively. As a result of the Anchor Transaction, we classified its results of operations and the assets and liabilities of Anchor for all periods presented to reflect Anchor as a discontinued operation. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes of the Company included elsewhere in this Annual Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas, New Jersey and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of specialty and fuel products, throughout the United States (“U.S.”). Our business is organized into three segments: our core specialty products segment, fuel products segment and corporate segment. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes, synthetic lubricants, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray and TruFuel brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and other products, and from time to time resell purchased crude oil to third-party customers. Our corporate segment, which was added during the third quarter of 2019, primarily consists of general and administrative expenses not allocated to the specialty products or fuel products segments. Please read Note 20 - “Segments and Related Information” under Part II, Item 8 “Financial Statements and Supplementary Data” for further information.
2019 Update
Outlook and Trends
Commodity markets and corresponding refined product margins were volatile during 2019 and 2018, with the average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil decreasing approximately 12% during 2019 versus increasing approximately 28% during 2018. We expect this volatility to continue into 2020. Below are factors that have impacted our results of operations during 2019:

•
Specialty product margins improved in 2019 as a result of better asset performance from the Shreveport and Princeton refineries and the rationalization of low margin products in the lubricating oils and packaged and synthetic specialty products divisions. We expect our specialty product margins to remain stable in the near term. We continue to consider our specialty products segment our core business over the long term, and we plan to seek appropriate ways to further invest in our specialty products segment. Accordingly, we continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. However, we may also consider the disposition of certain core assets or businesses, to the extent such a transaction would improve our capital structure or otherwise be accretive to the Company. There can be no assurance as to the timing or success of any such potential transaction, or any other transaction, or that we will be able to sell these assets or businesses on satisfactory terms, if at all. In addition, our acquisition program targets assets that management believes will be financially accretive, and we intend to focus on targeted strategic acquisitions of specialty products assets that leverage our existing core competency and that have an identifiable competitive advantage we can exploit as the new owner.

•
We continue to focus on improving operations. Our average feedstock runs were 103,603 barrels per day (“bpd”) in 2019, compared to 94,137 bpd in 2018. The increase is primarily attributable to the Shreveport crude and propane deasphalting unit debottlenecking projects completed at the end of 2018, higher utilization rates across Shreveport, Cotton Valley and Princeton refineries and less turnaround activity across the assets. We anticipate seeing improvement in our utilization rates in 2020 as we continue to seek to minimize unplanned downtime at our facilities which negatively affected our current year earnings.

•
Refined fuel product margins tightened in 2019 as compared to 2018 predominately driven by the decrease in the Western Canadian Select (“WCS”) discount versus NYMEX WTI decreasing to approximately $14 per barrel on average below

NYMEX WTI in comparison to $27 per barrel on average below NYMEX WTI in 2018. Late in the fourth quarter of 2018, the government of Alberta issued mandated oil production cuts of 325,000 bpd, which caused the WCS discount to decline. The price of domestically produced mid-continent crude is expected to continue to trade at a discount relative to internationally produced crude reflecting increased domestic production combined with transportation constraints in the United States. Processing heavy sour crude at our Great Falls refinery resulted in delivering a lower overall cost of crude oil in 2019 than 2018. Late in the fourth quarter of 2019, the Canadian heavy sour crude oil discounts began to widen to the highest discount of 2019, but overall remained significantly tighter in 2019.

•
Environmental regulations continue to affect our margins in the form of RINs. To the extent we are unable to blend biofuels, we must purchase RINs in the open market to satisfy our annual requirement. The approximate 63% decrease in the price of RINs in 2019 favorably affected our results of operations. It is not possible to predict what future volumes or costs may be, but given the volatile price of RINs, we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue, inclusive of the favorable impact of any exemptions received from the EPA.

•
On January 21, 2020, the Company committed to a cost reduction plan to reduce overall operating expenses, including the reduction of outside services, facility fixed costs and corporate staffing costs (the “Cost Reduction Plan”). These cost reductions are designed to right-size general and administrative spending. The Company expects to incur approximately $10 million in one-time costs over the course of 2020 to implement the Cost Reduction Plan, a significant portion of which are expected to result in cash expenditures.

•
The Company has taken the next step in our portfolio transformation and started the process of reviewing strategic options for our remaining fuels refinery in Great Falls, Montana and expect to execute upon an option, which could occur as early as this year.

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
On May 4, 2018, the SEC requested that the Company and certain of its executives voluntarily produce certain communications and documents prepared or maintained from January 2017 to May 2018 and generally related to the Company’s finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls. Beginning on July 11, 2018, the SEC issued several subpoenas formally requesting the same documents previously subject to the voluntary production requests by the SEC as well as additional, related documents and information. The SEC has also interviewed and taken testimony from current and former Company employees and other individuals. The Company has, from the outset, cooperated with the SEC’s requests. In November 2019, the Company and the SEC settled the matter. The matter was settled without the Company admitting or denying any charges arising from the SEC’s investigation and the Company paid a penalty of less than $0.3 million.
Financial Results
We reported a net loss from continuing operations of $43.6 million in 2019, versus a net loss from continuing operations of $51.0 million in 2018. We reported Adjusted EBITDA from continuing operations (as defined in Item 6 “Selected Financial Data — Non-GAAP Financial Measures”) of $304.6 million in 2019, versus $263.9 million in 2018.
Our net loss from continuing operations and Adjusted EBITDA for the full-year 2019 includes the impact of a favorable LCM inventory adjustment of $35.8 million and $6.0 million of gains related to liquidation of last-in, first-out (“LIFO”) inventory layers while our net loss from continuing operations and Adjusted EBITDA for the full year 2018 included the impact of an unfavorable LCM inventory adjustment of $30.6 million and $6.3 million of losses related to liquidation of LIFO inventory layers.

Please read Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for a reconciliation of EBITDA and Adjusted EBITDA to Net Loss, our most directly comparable financial performance measure calculated and presented in accordance with GAAP.
Commodity markets remained volatile in 2019, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil averaged approximately $57 per barrel in 2019 compared to approximately $65 per barrel in 2018. With respect to the average price differential per barrel between WCS and NYMEX WTI, WCS averaged approximately $14 per barrel below NYMEX WTI in 2019 compared to approximately $27 per barrel below NYMEX WTI in 2018. Given our access to cost-advantaged, heavy Canadian crude oil in our Great Falls refinery, we have embarked on a multi-year plan to increase our ability to process this crude oil grade. In the full-year 2019, we processed 24,800 bpd of heavy Canadian crude oil, versus 24,700 bpd in the full-year 2018. The increase from 2018 to 2019 was primarily attributed to less unplanned downtime in 2019.
Gross profit per barrel for our specialty products segment was $35.74 in 2019, versus $31.41 in the prior year. Specialty products segment Adjusted EBITDA was $220.2 million in 2019 compared to $162.2 million in the prior year. Specialty products segment Adjusted EBITDA Margin was 16.3% in 2019, compared to 11.7% in 2018. Specialty products segment results for fiscal year 2019 benefited from higher production volumes at our Shreveport refinery and higher sales volumes at our Princeton refinery, strong performance from our solvents products, and the rationalization of low margin products within both lubricating oils and packaged and synthetic specialty products. Results were also impacted by a $9.3 million favorable LCM inventory adjustment in 2019 compared to a $3.4 million unfavorable LCM inventory adjustment in 2018 and $2.8 million of gains related to the liquidation of LIFO inventory layers in 2019 compared to $2.7 million of losses in 2018. Specialty products represented approximately 24% of total production in 2019, compared to 26.3% in 2018.
Gross profit per barrel for our fuel products segment was $4.35 per barrel in 2019, versus $6.07 per barrel in the prior year. Fuel products segment Adjusted EBITDA was $182.0 million in 2019 compared to $199.2 million in 2018. Fuel products segment Adjusted EBITDA Margin was 8.7% in 2019 compared to 9.4% in 2018. Fuel products segment results for fiscal year 2019 were impacted by lower margins, predominately driven by the decrease in the WCS discount versus NYMEX WTI. Results were also impacted by a $26.3 million favorable LCM inventory adjustment in 2019 compared to a $27.2 million unfavorable LCM inventory adjustment in 2018 and $3.2 million of gains related to the liquidation of LIFO inventory layers in 2019 compared to $3.6 million of losses in 2018. Fuel products represented approximately 76% of total production during the year, compared to 73.7% in 2018.
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
During 2019, the Gulf Coast crack spread averaged $18 per barrel as compared to averaging approximately $17 per barrel in the prior year. The Gulf Coast ULSD crack spread averaged approximately $22 per barrel during 2019, compared to approximately $21 per barrel in the prior year. The Gulf Coast gasoline crack spread remained flat during 2019, and averaged approximately $14 per barrel. The average WCS discount versus NYMEX WTI averaged approximately $14 per barrel during 2019, compared to approximately $27 per barrel during 2018.
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
There are several factors that impact our refined product margin when compared to the benchmark crack spread. For example, several of our fuel products refineries produce asphalt and other residual products that may carry an average per barrel sales price below that of U.S. Gulf Coast gasoline or U.S. Gulf Coast ULSD. Alternatively, many of our fuel products refineries purchase select quantities of crude oil at a discount to NYMEX WTI, which helps support a higher capture rate, relative to the crack spread benchmark. Finally, our Shreveport refinery produces both fuel and specialty products; given that our specialty products facilities generally operate at lower utilization rates than our fuel products facilities, facilities producing specialty products may incur higher operating expenses when compared to refineries that produce fuels exclusively, such as our Great Falls refinery. Based on our system-wide crude purchasing behaviors and overall production slate, we believe the Gulf Coast crack spread remains a meaningful indicator in tracking directional shifts in our refined product margins.
Business Divestitures
In March 2019, we sold our interest in Biosyn Holdings, LLC (“Biosyn”) to The Heritage Group, a related party, for total proceeds of $5.0 million which was recorded in the “other” component of other income (expense) on the consolidated statements of operations.

In November 2019, we completed the sale of all of the issued and outstanding membership interests in Calumet San Antonio Refining, LLC, which owned the San Antonio Refinery. The sale included the refinery and related assets, including associated hydrocarbon inventories, a crude oil terminal and pipeline to Starlight Relativity Acquisition Company LLC (“Starlight”), a Delaware limited liability company (the “San Antonio Transaction”). Total consideration received was $59.1 million, which consisted of a base sales price of $63.0 million minus an adjustment of $3.9 million for net working capital, inventories and reimbursement of certain transaction costs. The San Antonio refinery was included in the Company’s fuel products segment. The Company recognized a net loss of $8.7 million in Gain (loss) on sale of business in the consolidated statements of operations for the year ended December 31, 2019, related to the San Antonio Transaction. In February 2020, the Company and Starlight agreed to the final purchase price adjustment payment related to net working capital and inventory to Starlight of $ 4.5 million, which has been reflected in the net loss recognized by the Company.
In connection with the San Antonio Transaction, the Partnership, Calumet San Antonio, TexStar Midstream Logistics, L.P. (“TexStar”) , TexStar Midstream Logistics Pipeline, LP and Tailwater Capital, LLC entered into a Settlement and Release Agreement (the “Settlement Agreement”), pursuant to which the Partnership agreed to pay TexStar and its affiliates a cash payment of $1.0 million and the parties mutually agreed to dismiss the litigation and release each other with respect to the legal dispute relating to the termination of the Throughput and Deficiency Agreement (the “Pipeline Agreement”). As a result of the Settlement Agreement, we included the $38.1 million liability related to the Pipeline Agreement in the Gain (loss) on sale of business calculation for the San Antonio Transaction.
In November 2017, we completed the sale of all of the issued and outstanding membership interests in Calumet Superior, LLC, which owns the Superior, Wisconsin refinery (“Superior Refinery”). The sale included the associated working capital, the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and line space in North Dakota to Husky (the “Superior Transaction”). Total consideration received was $533.1 million which consisted of a base price of $435.0 million and $98.1 million for net working capital and reimbursement of certain capital spending. The Superior Refinery was included in our fuel products segment. For the years ended December 31, 2018 and 2017, we recognized a net gain of $4.8 million and $236.0 million, respectively, in Gain (loss) on sale of business in the consolidated statements of operations related to the Superior Transaction. Please read Note 5 — “Divestitures” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
In November 2017, we completed the sale to a subsidiary of Q’Max Solutions Inc. (“Q’Max”) of all of the issued and outstanding membership interests in Anchor , for total consideration of approximately $89.6 million including a base price of $50.0 million, $14.2 million for net working capital and other items and a 10% equity interest in Fluid Holding Corp. (“FHC”), the parent company of Q’Max (the “Anchor Transaction”). Effective in the fourth quarter of 2017, we classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services.
Liquidity Update
As of December 31, 2019, we had total liquidity of $378.5 million comprised of $19.1 million of cash and availability under our revolving credit facility of $359.4 million. As of December 31, 2019, our revolving credit facility had a $401.9 million borrowing base, $42.5 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, anticipated capital expenditures and contingencies. On a continuous basis, we will focus on various initiatives, including working capital initiatives, to further enhance our liquidity over time, given current market conditions.
In 2019, we redeemed $900 million in aggregate principal amount of our 6.5% Notes due April 2021 (“2021 Notes”) with the net proceeds from the issuance of $550.0 million of 11.00% senior notes due 2025 (“2025 Notes”), together with borrowings under our revolving credit facility and cash on hand. In conjunction with the redemption, we incurred net, debt extinguishment costs of $2.2 million.
Renewable Fuel Standard Update
We, along with the broader refining industry, remain subject to compliance costs under the RFS. Under the regulation of the EPA, the RFS provides annual requirements for the total volume of renewable transportation fuels which are mandated to be blended into finished petroleum fuels. If a refiner does not meet its required annual Renewable Volume Obligation, the refiner can purchase blending credits in the open market, referred to as RINs.
For the year ended December 31, 2019, our RINs gain was $6.0 million, as compared to a RINs gain for the year ended December 31, 2018 of $31.4 million. Our gross RINs Obligation, which includes RINs that are required to be secured through either blending or through the purchase of RINs in the open market, was approximately 87 million RINs in 2019 including our San Antonio refinery (through October 31, 2019). For the full-year 2020, we anticipate our gross RINs obligation will be approximately 83.1 million RINs.

During 2019 and 2018, the EPA granted our fuel product refineries a “small refinery exemption” under the RFS for the 2018 calendar year and the 2017 calendar year, respectively, as provided for under the CAA. In granting this exemption, the EPA determined that for the 2018 calendar year and the 2017 calendar year, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries. Because we generally maximize ethanol blending, the effect of a small refinery exemption is to allow us to bank RINs that we generated against future obligations for up to one year, or to sell them.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs. Estimated RINs obligations remain subject to fluctuations in both fuels production volumes and RINS prices during the 2020 calendar year.
Key Performance Measures
Our sales and net loss are principally affected by the price of crude oil, demand for specialty products and fuel products, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price changes so that we can meet our debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods for quantities that do not exceed our projected purchases of crude oil and sales of fuel products. Please read Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” and Note 11 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

•	sales volumes;

•	segment gross profit;

•	segment Adjusted EBITDA; and

•	selling, general and administrative expenses.
Sales volumes. We view the volumes of specialty products and fuel products sold as an important measure of our ability to effectively utilize our operating assets. Our ability to meet the demands of our customers is driven by the volumes of crude oil and feedstocks that we run through our facilities. Higher volumes improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.
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
Our fuel products segment gross profit per barrel may differ from standard U.S. Gulf Coast, PADD 4 Billings, Montana or 3/2/1 and 2/1/1 market crack spreads due to many factors, including our fuel products mix as shown in our production table being different than the ratios used to calculate such market crack spreads, LCM and LIFO inventory adjustments reflected in gross profit, operating costs including fixed costs, actual crude oil costs differing from market indices and our local market pricing differentials for fuel products in the Shreveport, Louisiana and Great Falls, Montana vicinities as compared to U.S. Gulf Coast and PADD 4 Billings, Montana postings.
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

Results of Operations
The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The historical results of operations of the San Antonio Refinery and the Superior Refinery are included through the effective date of the disposition of each, November 10, 2019 and November 7, 2017, respectively.

	Year Ended December 31,
	2019	2018	2017
	(In bpd)
Total sales volume (1)	104,734	97,104	132,082
Total feedstock runs (2)	103,603	94,137	128,624
Total facility production: (3)
Specialty products:
Lubricating oils	11,506	11,931	14,606
Solvents	7,526	7,649	7,761
Waxes	1,315	1,279	1,423
Packaged and synthetic specialty products (4)	1,540	2,129	2,206
Other	1,764	2,113	1,811
Total specialty products	23,651	25,101	27,807
Fuel products:
Gasoline	22,877	20,323	35,713
Diesel	28,709	27,367	33,277
Jet fuel	4,506	2,895	5,368
Asphalt, heavy fuel oils and other	20,286	19,612	29,396
Total fuel products	76,378	70,197	103,754
Total facility production (3)	100,029	95,298	131,561

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

The increase in total sales volume in 2019 compared to 2018 is primarily due to increased production at the Shreveport Refinery and Princeton Refinery in the current year as a result of the successful completion of maintenance activities in 2018, partially offset by the divestiture of the San Antonio Refinery in November 2019.
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
The increase in total feedstock runs in 2019 compared to 2018 is primarily due to increased production at the Shreveport Refinery and Princeton Refinery in the current year as a result of the successful completion of maintenance activities in 2018, partially offset by the divestiture of the San Antonio Refinery in November 2019.
The decrease in total feedstock runs in 2018 compared to 2017 is primarily due to the divestiture of the Superior Refinery in November 2017 and decreased production due to maintenance activities at our facilities during 2018.

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

The changes in total facility production in 2019 over 2018 and 2018 over 2017 are due primarily to the operational items discussed above in footnotes 2 and 3 of this table.

(4)	Represents production of finished lubricants and specialty chemicals products, including the products from our Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Sales	$3,452.6	$3,497.5	$3,763.8
Cost of sales	3,000.9	3,060.8	3,265.6
Gross profit	451.7	436.7	498.2
Operating costs and expenses:
Selling	53.1	58.2	65.7
General and administrative	136.7	122.5	138.7
Transportation	122.9	137.2	137.1
Taxes other than income taxes	20.5	18.1	24.1
Loss on impairment and disposal of assets	37.0	—	207.3
(Gain) loss on sale of business, net	8.7	(4.8)	(236.0)
Other operating (income) expense	(3.5)	(17.4)	3.3
Operating income	76.3	122.9	158.0
Other income (expense):
Interest expense	(134.6)	(155.5)	(183.1)
Debt extinguishment costs	(2.2)	(58.8)	—
Gain (loss) on derivative instruments	9.0	33.8	(9.6)
Gain (loss) from unconsolidated affiliates	3.8	(3.7)	—
Gain on sale of unconsolidated affiliates	1.2	0.2	—
Other	3.4	10.8	3.3
Total other expense	(119.4)	(173.2)	(189.4)
Net loss from continuing operations before income taxes	(43.1)	(50.3)	(31.4)
Income tax expense (benefit) from continuing operations	0.5	0.7	(0.1)
Net loss from continuing operations	(43.6)	(51.0)	(31.3)
Net loss from discontinued operations, net of income taxes	—	(4.1)	(72.5)
Net loss	$(43.6)	$(55.1)	$(103.8)
EBITDA	$201.6	$219.2	$246.7
Adjusted EBITDA	$304.6	$263.9	$317.2
Distributable Cash Flow	$104.0	$67.0	$89.3

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018
Sales. Sales from continuing operations decreased $44.9 million, or 1.3%, to $3,452.6 million in 2019 from $3,497.5 million in 2018. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2019	2018	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$593.1	$600.1	(1.2)%
Solvents	325.9	331.9	(1.8)%
Waxes	119.3	117.0	2.0%
Packaged and synthetic specialty products (1)	230.8	256.8	(10.1)%
Other (2)	85.0	76.6	11.0%
Total specialty products	$1,354.1	$1,382.4	(2.0)%
Total specialty products sales volume (in barrels)	9,087,000	8,742,000	3.9%
Average specialty products sales price per barrel	$149.02	$158.13	(5.8)%
Fuel products:
Gasoline	$679.6	$683.1	(0.5)%
Diesel	859.1	910.0	(5.6)%
Jet fuel	134.6	100.1	34.5%
Asphalt, heavy fuel oils and other (3)	425.2	421.9	0.8%
Total fuel products	$2,098.5	$2,115.1	(0.8)%
Total fuel products sales volume (in barrels)	29,141,000	26,701,000	9.1%
Average fuel products sales price per barrel	$72.01	$79.21	(9.1)%
Total sales	$3,452.6	$3,497.5	(1.3)%
Total specialty and fuel products sales volume (in barrels)	38,228,000	35,443,000	7.9%

(1)	Represents finished lubricants and chemicals specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.

(2)
Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, San Antonio, Superior and Great Falls refineries and crude oil sales from the Montana and San Antonio refineries to third-party customers.

The components of the $28.3 million specialty products segment sales decrease in 2019 were as follows:

Dollar Change
(In millions)
Sales price	$(82.7)
Volume	54.4
Total Specialty Products segment sales decrease	$(28.3)
Specialty products segment sales for 2019 decreased $28.3 million, or 2.0%, primarily due to a decrease in the average selling price per barrel, partially offset by higher sales volume. The average selling price per barrel decreased by $9.11, or 5.8%, resulting in an $82.7 million decrease in sales. The decrease in the average selling price per barrel was driven by the 12% decrease in NYMEX WTI, which is a proxy for the cost of crude oil per barrel for the period. Average selling price per barrel decreased in each of our product lines, with the exception of packaged and synthetic specialty products, the least commoditized products of the specialty products segment. The increase in sales volume is due to higher production rates from the Shreveport, Princeton and Cotton Valley refineries.

The components of the $16.6 million fuel products segment sales decrease in 2019 were as follows:

Dollar Change
(In millions)
Sales price	$(227.3)
Divestiture impact	(55.8)
Volume	266.5
Total Fuel Products segment sales decrease	$(16.6)
Fuel products segment sales for 2019 decreased $16.6 million, or 0.8%, due primarily to the sale of the San Antonio Refinery in November 2019 and the change in the overall price of commodity fuel products as a result of the decrease in NYMEX WTI. The average selling price per barrel decreased $7.20, or 9.1%, the impact of which resulted in a $227.3 million decrease in sales. The impact of the increase in sales volume of $266.5 million is primarily the result of debottlenecking projects at the Shreveport refinery and less downtime across all of our fuel segment refineries.
Gross Profit. Gross profit from continuing operations increased $15.0 million, or 3.4%, to $451.7 million in 2019 from $436.7 million in 2018. Gross profit for our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2019	2018	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit excluding hedging activities	$325.0	$274.6	18.4%
Hedging activities	(0.2)	—	—%
Gross profit	324.8	274.6	18.3%
Percentage of sales	24.0%	19.9%	4.1%
Specialty products gross profit per barrel	$35.77	$31.41	13.9%
Specialty products gross profit per barrel (including hedging activities)	35.74	31.41	13.8%
Fuel products:
Gross profit	$126.9	$162.1	(21.7)%
Percentage of sales	6.0%	7.7%	(1.7)%
Fuel products gross profit per barrel	$4.35	$6.07	(28.3)%
Fuel products gross profit per barrel (including hedging activities)	$4.35	$6.07	(28.3)%
Total gross profit	$451.7	$436.7	3.4%
Percentage of sales	13.1%	12.5%	0.6%
The components of the $50.2 million increase in the specialty products segment gross profit for 2019 were as follows:

Dollar Change
(In millions)
2018 reported gross profit	$274.6
Sales price	(82.7)
Operating costs	1.9
LCM / LIFO inventory adjustments	18.2
Volume	19.2
Cost of materials	93.6
2019 reported gross profit	$324.8
The increase in specialty products segment gross profit of $50.2 million year-over-year was primarily due to decreased cost of materials, increased sales volumes, a $18.2 million favorable LCM / LIFO inventory impact and decreased operating costs, partially offset by a decrease in the average selling price per barrel. Sales price and cost of materials net, increased gross profit by $10.9 million. The $1.9 million decrease in operating costs were primarily due to decreases in depreciation and amortization, repairs and maintenance and incentive compensation costs, partially offset by increases in utility costs. The increase in sales volume is primarily due to higher sales volumes in all product lines except packaged and synthetic specialty products as a result of debottlenecking projects at the Shreveport refinery and less downtime at the Shreveport and Princeton refineries.
The components of the $35.2 million decrease in the fuel products segment gross profit for 2019 were as follows:

Dollar Change
(In millions)
2018 reported gross profit	$162.1
Sales price	(227.3)
RINs	(25.4)
Operating costs	(3.2)
Divestiture impact	2.4
Volume	53.0
LCM / LIFO inventory adjustments	60.3
Cost of materials	103.6
2019 reported gross profit	$125.5
The decrease in fuel products segment gross profit of $35.2 million year-over-year was primarily due to a decrease in the average selling price per barrel and a lower RINs benefit in 2019 vs. 2018 as a result of the RINs exemption we received in 2018 for the Superior Refinery, absent the RINs exemption we received in 2019. The impact of the aforementioned items were partially offset by decreases in cost of materials from the change in NYMEX WTI, a $60.3 million favorable LCM / LIFO inventory impact, increased sales volumes, and a $3.2 million decrease in operating costs.
Selling. Selling expenses from continuing operations decreased $5.1 million, or 8.8%, to $53.1 million in 2019 from $58.2 million in 2018. The decrease was due primarily to a $3.1 million decrease in depreciation and amortization, a $1.6 million decrease in bad debt expense and a $1.6 million decrease in professional services fees, partially offset by a $1.0 million increase in labor and benefits and a $0.6 million increase in commissions.
General and administrative. General and administrative expenses from continuing operations increased $14.2 million, or 11.6%, to $136.7 million in 2019 from $122.5 million in 2018. The increase was due primarily to an $7.2 million increase in incentive compensation costs, driven by phantom unit amortization and a 65.2% increase in our unit price during the year, a $6.0 million increase in professional services fees, and a $5.0 million increase in labor and benefits, partially offset by a $2.8 million decrease in other expenses, mostly for information technology costs, a $1.0 million decrease in depreciation and amortization, a $2.8 million decrease in maintenance costs, and a $0.5 million decrease in utilities costs.
Transportation. Transportation decreased $14.3 million, or 10.4%, to $122.9 million in 2019 from $137.2 million in 2018. Transportation expense in 2019 benefited from favorable trucking rates, increased rail efficiencies, and decreased reliance on direct pipeline sales at the Shreveport refinery.
Taxes other than income taxes. Taxes other than income taxes increased $2.4 million, or 13.3%, to $20.5 million in 2019 from $18.1 million in 2018. The increase is due primarily to 2018 benefiting from lower than anticipated 2017 excise tax liabilities as well as an increase in property taxes at our Shreveport refinery in 2019.
Loss on impairment and disposal of assets. Loss on impairment and disposal of assets increased to $37.0 million in 2019 due primarily to the $25.4 million impairment charge of our FHC investment and the write-off of the TexStar finance lease asset in the first quarter of 2019. There was no comparable activity in 2018. For a further discussion regarding the factors underlying these impairments, please read Item 8. “Financial Statements and Supplementary Data, Notes 6 and 8.”
(Gain) loss on sale of business, net. (Gain) loss on sale of business, net from continuing operations decreased $13.5 million, or 281.3%, to a loss of $8.7 million in 2019, compared to a gain of $4.8 million in 2018. The loss in the current year is the result of our divestment of the refinery in San Antonio, Texas. We did not complete any business divestitures in the prior year and the small gain recognized in 2018 related to finalization of the remaining post-close working capital adjustments associated with the Superior transaction.
Other operating income. Other operating income from continuing operations decreased $13.9 million to $3.5 million in 2019 compared to $17.4 million in 2018. The change was primarily due to a 2018 operating income benefit from the reduction of the RINs liability associated with the sale of the Superior Refinery, absent in the current year.
Interest expense. Interest expense from continuing operations decreased $20.9 million, or 13.4%, to $134.6 million in 2019 from $155.5 million in 2018. The decrease is due primarily to the redemption of our 2021 Notes in 2019 and decreased revolving credit facility borrowings, partially offset by an increase in interest related to our Supply and Offtake Agreements.

Debt extinguishment costs. We recognized a net loss on debt extinguishment costs from continuing operations of $2.2 million during 2019 related to the redemption of the 2021 Notes in 2019, compared to a net loss on debt extinguishment costs from continuing operations of $58.8 million in 2018 related to the redemption of the 11.50% Secured Notes due January 15, 2021 (“2021 Secured Notes”) in the prior year.
Other Income. Other income from continuing operations decreased $7.4 million, or 68.5%, to $3.4 million in 2019 from $10.8 million in 2018. The decrease is primarily due to the expiration of a transaction services agreement related to the Superior Transaction as well as reductions in tolling agreement income.
Net loss from discontinued operations. There was no net loss from discontinued operations in 2019 compared to net loss of $4.1 million in 2018. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. The prior year activity is related to the finalization of the remaining post-closing adjustments related to the Anchor Transaction. Please read Note 4 — “Discontinued Operations” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

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

(3)
Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Superior, San Antonio and Great Falls refineries and crude oil sales from the Montana and San Antonio refinery to third-party customers.

The components of the $82.0 million specialty products segment sales increase in 2018 were as follows:

Dollar Change
(In millions)
Sales price	$174.0
Volume	(92.0)
Total specialty products segment sales increase	$82.0
Specialty products segment sales for 2018 increased $82.0 million, or 6.3%, primarily due to an increase in the average selling price per barrel, partially offset by lower sales volume. The average selling price per barrel increased by $19.89, or 14.4%, the impact of which resulted in a $174.0 million increase to sales. The increase in the average selling price per barrel was driven by a nearly $15.00 increase in the average cost of crude oil per barrel over the period. Average selling prices per barrel increased in all our product lines except for packaged and synthetic specialty products due to market conditions. The decrease in sales volume is due to lower sales volume in all product lines except for packaged and synthetic specialty products as a result of market conditions and maintenance activities at our Shreveport and Princeton refineries during the prior year.

The components of the $348.3 million fuel products segment sales decrease in 2018 were as follows:

Dollar Change
(In millions)
Sales price	$408.7
Divestiture impact	(669.1)
Volume	(87.9)
Total fuel products segment sales decrease	$(348.3)
Fuel products segment sales for 2018 decreased $348.3 million, or 14.1%, due primarily to lower sales volumes as a result of the Superior Transaction in November 2017, partially offset by an increase in the average selling price per barrel. The average selling price per barrel increased $15.73, or 24.8%, resulting in a $408.7 million increase in sales. The increase in the average selling price per barrel was driven by an over $11.00 increase in the average cost of crude oil per barrel over the period.
Gross Profit. Gross profit from continuing operations decreased $61.5 million, or 12.3%, to $436.7 million in 2018 from $498.2 million in 2017. Gross profit for our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2018	2017	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$291.1	$319.2	(8.8)%
Percentage of sales	21.1%	24.5%	(13.9)%
Specialty products gross profit per barrel	$33.30	$33.93	(1.9)%
Fuel products:
Gross profit	$145.6	$179.0	(18.7)%
Percentage of sales	6.9%	7.3%	(5.5)%
Fuel products gross profit per barrel	$5.45	$4.61	18.2%
Total gross profit	$436.7	$498.2	(12.3)%
Percentage of sales	12.5%	13.2%	(5.3)%
The components of the $28.1 million decrease in the specialty products segment gross profit for 2018 were as follows:

Dollar Change
(In millions)
2017 reported gross profit	$319.2
Cost of materials	(147.5)
Volume	(37.1)
LCM inventory adjustment	(14.3)
Operating costs	(3.5)
LIFO inventory layer adjustment	0.3
Sales price	174.0
2018 reported gross profit	$291.1
The decrease in specialty products segment gross profit of $28.1 million year-over-year was primarily due to increased cost of materials, decreased sales volume, a $14.3 million unfavorable LCM inventory impact and increased operating costs, partially offset by an increase in the average selling price per barrel and a positive impact of $0.3 million related to the liquidation of LIFO inventory layers. Sales price and cost of materials net, increased gross profit by $26.5 million, as the average selling price per barrel increased $19.89, which outpaced the increase in the average cost of materials. The $3.5 million increase in operating costs were primarily due to increases in depreciation and amortization, repairs and maintenance and incentive compensation costs, partially offset by decreases in utility costs. The decrease in sales volume is primarily due to lower sales volumes in all product lines except packaged and synthetic specialty products as a result of market conditions and maintenance activities at our Shreveport and Princeton refineries during the year.

The components of the $33.4 million decrease in the fuel products segment gross profit for 2018 were as follows:

Dollar Change
(In millions)
2017 reported gross profit	$179.0
Cost of materials	(281.5)
Divestiture impact	(110.0)
LCM inventory adjustment	(40.3)
Volume	(17.5)
Operating costs	(8.8)
LIFO inventory layer adjustment	(2.9)
RINs	18.9
Sales price	408.7
2018 reported gross profit	$145.6
The decrease in fuel products segment gross profit of $33.4 million year-over-year was primarily due to increased cost of materials, the sale of the refinery in Superior, Wisconsin, a $40.3 million decrease in the favorable LCM impact, decreased sales volume, and increased operating costs. Decreased sales volumes and the reduced operating costs were the result of the Superior Transaction in 2017. The decrease in RINs of $18.9 million primarily resulted from a reduction of the RINs liability as a result of an approval from the EPA of the small refinery exemption, decreased RINs market pricing and decreased production.
Selling. Selling expenses from continuing operations decreased $7.5 million, or 11.4%, to $58.2 million in 2018 from $65.7 million in 2017. The decrease was due primarily to a $4.9 million decrease in bad debt expense, a $4.7 million decrease in depreciation and amortization, a $0.7 million decrease in commissions and a $0.5 million decrease in subscription fees, partially offset by a $2.9 million increase in labor and benefits and a $0.3 million increase in professional fees.
General and administrative. General and administrative expenses from continuing operations decreased $16.2 million, or 11.7%, to $122.5 million in 2018 from $138.7 million in 2017. The decrease was due primarily to a $23.9 million decrease in incentive compensation costs primarily driven by a reduction in bonus costs and phantom unit amortization due to the decline in our unit price during the year, a $0.9 million decrease in communication costs and a $0.6 million decrease in insurance costs, partially offset by a $5.0 million increase in depreciation and amortization, a $3.8 million increase in information technology costs and a $0.3 million increase in professional fees.
Taxes and other than income taxes. Taxes other than income taxes decreased $6.0 million, or 24.9%, to $18.1 million in 2018 from $24.1 million in 2017. The decrease is due primarily to reductions in property, excise and other taxes which were driven by the sale of the Superior Refinery in 2017.
Loss on impairment and disposal of assets. There were no asset impairment charges in 2018 compared to $207.3 million in asset impairment charges in 2017. In the prior year, we recorded impairment charges primarily related to long-lived assets including property, plant and equipment on the Missouri reporting unit of $59.2 million and on the San Antonio reporting unit of $147.0 million as a result of lowered projections of future cash flows. In addition, in 2017 an impairment charge of $0.7 million for goodwill related to the specialty products segment was recorded based on updated financial projections on our Dickinson reporting unit. For a further discussion regarding the factors underlying these impairments, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies and Estimates” and Item 8. “Financial Statements and Supplementary Data, Note 2.”
Gain on sale of business, net. Gain on sale of business, net from continuing operations decreased $231.2 million, or 98.0%, to a gain of $4.8 million in 2018 from a gain of $236.0 million in 2017. In the prior year, we completed the sale of the Superior Refinery. We did not complete any business divestitures in 2018, and the small gain recognized relates to finalizing the remaining post-close working capital adjustments associated with the Superior transaction.
Other operating (income) expense. Other operating (income) expense from continuing operations increased $20.7 million to income of $17.4 million in 2018 from expense of $3.3 million in 2017. This increase was primarily due to a reduction of the RINs liability associated with the Superior Refinery, which was sold in November 2017, as a result of an approval from the EPA of the small refinery exemption for our fuel product refineries from the requirements of the RFS for the 2017 calendar year, decreased RINs pricing and decreased environmental reserves.
Interest expense. Interest expense from continuing operations decreased $27.6 million, or 15.1%, to $155.5 million in 2018 from $183.1 million in 2017. The decrease is due primarily to the redemption of the 2021 Secured Notes in April 2018 and decreased revolving credit facility borrowings, partially offset by an increase in interest related to the Supply and Offtake Agreements and decreased capitalized interest.

Debt extinguishment costs. We incurred debt extinguishment costs from continuing operations of $58.8 million during 2018 primarily related to the redemption of the 2021 Secured Notes which were redeemed in April 2018. There was no comparable activity in 2017.
Loss from unconsolidated affiliates. Loss from unconsolidated affiliates from continuing operations was $3.7 million in 2018, which primarily related to us incurring expenses related to our investment in Biosynthetic Technologies, LLC (“Biosynthetic Technologies”). There was no comparable activity in 2017. Please read Note 6 - “Investment in Unconsolidated Affiliates” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.
Other income. Other income from continuing operations increased $7.5 million, or 227.3%, to $10.8 million in 2018 from $3.3 million in 2017. The increase is primarily due to the receipt of favorable negotiated legal settlements.
Net loss from discontinued operations. Net loss from discontinued operations was $4.1 million in 2018 compared to $72.5 million in 2017. In November 2017, we completed the divestiture of Anchor. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. As a result, effective in the fourth quarter of 2017, we classified our results of operations for all periods presented to reflect Anchor as a discontinued operation. We recorded a net loss on the sale of Anchor of $62.6 million. Current year activity related to the finalization of the remaining post-closing adjustments related to the Anchor Transaction. Please read Note 4 — “Discontinued Operations” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.
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
In general, we expect that our short-term liquidity needs, including debt service, working capital, replacement and environmental capital expenditures and capital expenditures related to internal growth projects, will be met primarily through projected cash flow from operations, borrowings under our revolving credit facility and asset sales.
In 2019, we redeemed all of the 2021 Notes with the net proceeds from the issuance of the 2025 Notes, together with borrowings under the Company’s revolving credit facility and cash on hand. In conjunction with the redemption, the Company incurred debt extinguishment costs of $2.2 million, net. Also in 2019, we sold our interest in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million. Lastly, in 2019, we received $59.1 million in cash for the San Antonio Transaction in 2019.
We expect to fund planned capital expenditures in 2020 of approximately $80 million to $90 million primarily with cash on hand and cash flows from operations. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
The borrowing base on our revolving credit facility increased from approximately $330.8 million as of December 31, 2018, to approximately $401.9 million at December 31, 2019, resulting in a corresponding increase in our borrowing availability from approximately $295.7 million at December 31, 2018, to approximately $359.4 million at December 31, 2019. Total liquidity, consisting of unrestricted cash and available funds under our revolving credit facility, decreased from $451.4 million at December 31, 2018 to $378.5 million at December 31, 2019.
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures. We continue to seek to lower our operating costs, selling expenses and general and administrative expenses as a means to further improve our cash flow from operations with the objective of having our cash flow from operations support all of our capital expenditures and interest payments. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary material adverse effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that do not qualify as cash flow hedges are recorded in unrealized gain (loss) on derivative instruments until settlement and will impact operating cash flow in the period settled.
The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net Cash provided by (used in) operating activities	$191.9	$75.2	$(26.5)
Net Cash provided by investing activities	14.5	8.3	453.4
Net Cash provided by (used in) financing activities	(343.0)	(442.1)	83.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(136.6)	$(358.6)	$510.1
Operating Activities. Operating activities provided cash of $191.9 million during 2019 compared to providing cash of $75.2 million during 2018. The increase in cash provided by operating activities is due to a reduction in working capital requirements of $136.5 million, lower year-over-year cash paid for interest of $36.8 million, and decreased operating losses, partially offset by a $27.9 million decrease in operating cash flow other than working capital adjustments and other adjustment items. The decrease in working capital requirements was primarily driven by the divestment of the San Antonio Refinery, and its associated working capital. The decrease in operating cash flow for other than working capital adjustments was primarily driven by a favorable LCM / LIFO inventory adjustment in the current year, which was unfavorable in the prior year.
Operating activities provided cash of $75.2 million during 2018 compared to a net use of cash of $26.5 million during 2017. The increase in cash provided by operating activities is primarily due to a reduction working capital requirements of $44.8 million, a $54.1 million increase in operating cash flow other than working capital adjustments and decreased net cash used in discontinued operations of $22.5 million, offset by an increase in net loss from continuing operations of $19.7 million. Working capital decreases were primarily driven by the sale of the Superior Refinery in November 2017 and decreased accounts receivable due to timing of payments as a result of the stabilization of our ERP system, partially offset by decreased accounts payable due to timing of payments as a result of the stabilization of our ERP system, decreased accrued interest receivable due to timing of payments, increased turnaround activity in the 2018 fiscal year and a decrease in other liabilities predominately driven by a reduction in our RINs liability. The increase in operating cash flow other than working capital adjustments was primarily driven by reductions in depreciation and amortization, an increase in unrealized gains on derivatives and a decrease in asset impairment charges, partially offset by debt extinguishment costs, a decrease in the gain on sale of business and an unfavorable change in the LCM inventory adjustment.
Investing Activities. Cash provided by investing activities increased to $14.5 million in 2019 compared to cash provided of $8.3 million in 2018. The increase is primarily due to increased proceeds on sale of business of $10.3 million in 2019 vs. 2018, as well as increased proceeds from the sale of property, plant and equipment of $3.3 million in 2019 vs. 2018.
Cash provided by investing activities decreased to $8.3 million in 2018 compared to cash provided of $453.4 million in 2017. The decrease is primarily due to a reduction in proceeds from the Superior Transaction of $439.7 million, a reduction in cash provided by discontinued operations as a result of proceeds from the Anchor Transaction of $31.8 million and expenditures of $3.8 million related to the acquisition of Biosynthetic Technologies in 2018, partially offset by $9.9 million of cash received for the sale of PACNIL and a decrease in capital expenditures of $20.2 million in 2018.
Financing Activities. Financing activities used cash of $343.0 million during 2019 compared to using cash of $442.1 million during 2018. The decrease is primarily due to the cash proceeds of the 2025 Notes of $550.0 million, off-set by the $498.5 million net effect of the redemption of $898.5 million in aggregate principal amount of the 2021 Notes in 2019 and $400.0 million in aggregate principal amount of the 2021 Secured Notes 2018, as well as the absence of the $46.6 million cash payment for debt extinguishment costs made 2018 in conjunction with the retirement of the 2021 Secured Notes.
Financing activities used cash of $442.1 million during 2018 compared to providing cash of $83.2 million during 2017. This decrease is primarily due to the payment of $446.6 million for the redemption of the 2021 Secured Notes (including debt extinguishment costs) in 2018, decreased net proceeds from the Supply and Offtake Agreements of $93.1 million and increased debt issuance costs of $0.8 million, partially offset by decreased payments on revolving credit facility borrowings of $9.8 million, increased net proceeds from other financing obligations of $4.5 million, and decreased payments on capital lease obligations of $0.9 million.

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
During the year ended December 31, 2019, we determined the fair value of our investment in FHC was less than its December 31, 2018 carrying value of $25.4 million after evaluating indicators of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. Utilizing an income approach, value indications were developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company. As a result, we recorded an impairment charge of $25.4 million in loss on impairment and disposal of assets in the consolidated statements of operations for the period ended December 31, 2019.
Supply and Offtake Agreements
On March 31, 2017, we entered into several agreements with Macquarie to support the operations of the Great Falls refinery. On July 27, 2017, we amended the Great Falls Supply and Offtake Agreements to provide Macquarie the option to terminate the Great Falls Supply and Offtake Agreements effective nine months after the end of the applicable calendar quarter in which Macquarie elects to terminate and we have the option to terminate with ninety days’ notice at any time. On May 9, 2019, we entered into an amendment to the Great Falls Supply and Offtake Agreements to, among other things, extend the Expiration Date (as defined in the Great Falls Supply and Offtake Agreements) from September 30, 2019 to June 30, 2023.
On June 19, 2017, we entered into several agreements with Macquarie to support the operations of the Shreveport refinery. Since inception the Shreveport Supply and Offtake Agreements were set to expire on June 30, 2020; however, Macquarie has the option to terminate the Shreveport Supply and Offtake Agreements effective nine months after the end of the applicable calendar quarter in which Macquarie elects to terminate and we have the option to terminate with ninety days’ notice at any time. On May 9, 2019, we entered into an amendment to the Shreveport Supply and Offtake Agreements to, among other things, extend the Expiration Date (as defined in the Shreveport Supply and Offtake Agreements) from June 30, 2020 to June 30, 2023.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Capital improvement expenditures	$15.1	$19.7	$23.4
Replacement capital expenditures	34.9	16.9	30.5
Environmental capital expenditures	15.1	7.5	11.5
Turnaround capital expenditures	24.1	30.8	14.5
Total	$89.2	$74.9	$79.9
The increase in capital improvement, replacement and environmental capital expenditures from 2018 to 2019 was primarily due to completion of certain 2018 forecasted projects that were delayed until 2019. The decrease in capital expenditures from 2017 to 2018 was primarily driven by our allocation of additional resources to turnaround activities and moving certain capital projects forecasted for 2018 to 2019 based on timing and priority of existing projects.

2020 Capital Spending Forecast
We are forecasting total capital expenditures of approximately $80 million to $90 million in 2020. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of December 31, 2019, our primary debt and credit instruments consisted of:

•
$600.0 million senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”);

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”); and

•	$550.0 million of 11.00% senior notes due 2025 (“2025 Notes”).
In 2019, we redeemed $900 million in aggregate principal amount of the 2021 Notes with the net proceeds from the issuance of the 2025 Notes, together with borrowings under our revolving credit facility and cash on hand. In conjunction with the redemption, we incurred debt extinguishment costs, net of $2.2 million.
We were in compliance with all covenants under our debt instruments in place as of December 31, 2019, and believe we have adequate liquidity to conduct our business.
Short-Term Liquidity
As of December 31, 2019, our principal sources of short-term liquidity were (i) approximately $359.4 million of availability under our revolving credit facility, (ii) inventory financing agreements related to our Great Falls and Shreveport refineries and (iii) $19.1 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions.
On February 23, 2018, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which provided for our $600.0 million senior secured revolving credit facility maturing in February 2023. The revolving credit facility is subject to a borrowing base limitation, with a maximum letter of credit sub-limit of $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement).
On September 4, 2019, we entered into the First Amendment to the Credit Agreement. The amendment expands the borrowing base by $99.6 million on the Effective Date of October 11, 2019, by adding the fixed assets of our Great Falls, MT refinery as collateral to the borrowing base. The $99.6 million expansion amortizes to zero on a straight-line basis over ten quarters starting in the first quarter of 2020. Additionally, while the fixed assets of the Great Falls, MT refinery are included in the borrowing base, the first amendment provides for a 25 basis points increase in the applicable margin for loans, as well as increases the minimum availability under the revolving credit facility required for our Company to be able to perform certain actions, including to make restricted payments of other distributions, sell or dispose of certain assets, make acquisitions or investments, or prepay other indebtedness. Among other conditions precedent that were required to be satisfied before the Effective Date, we were required to consummate an offering of at least $450.0 million aggregate principal amount of senior unsecured notes. The conditions precedent were satisfied on October 11, 2019.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the Credit Agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the terms of the Credit Agreement and agreed upon by us and the Agent (as defined in the revolving credit facility agreement). On December 31, 2019, we had availability on our revolving credit facility of approximately $359.4 million, based on a borrowing base of approximately $401.9 million, $42.5 million in outstanding standby letters of credit and no outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory, the fixed assets of the Great Falls, MT refinery and substantially all of our cash.
Amounts outstanding under our revolving credit facility fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the year ended December 31, 2019, were $125.0 million. Our availability on our revolving credit facility during the peak borrowing days of the year has been ample to support our operations and service upcoming requirements. During the year ended December 31, 2019, availability for additional borrowings under our revolving credit facility was $228.7 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at our option which margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the FILO tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. The agreement provides for a 25 basis point reduction in the applicable margin rates beginning in the quarter after our Leverage Ratio (as defined in the Credit Agreement) is less than 5.5 to 1.0. We have met this test consistently since the fiscal quarter ended June 30, 2019. As a result, our applicable margin for the quarter ended and including December 31, 2019, was 50 basis points for prime, 150 basis points for LIBOR, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.
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
Our revolving credit facility contains various covenants that limit, among other things, our ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. The revolving credit facility generally permits us to make cash distributions to our unitholders as long as, after giving effect to such a cash distribution, we have availability under the revolving credit facility totaling at least equal to the sum of the amount of FILO loans outstanding plus the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the revolving credit facility agreement) then in effect, or 25% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $60.0 million (which amount is subject to increase in proportion to revolving commitment increases) plus the amount of FILO loans outstanding. Further, the revolving credit facility contains one springing financial covenant which provides that only if our availability under the revolving credit facility falls below the greater of (a) 10% of the Borrowing Base (as defined in the credit agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (b) $35.0 million (which amount is subject to increase in in proportion to revolving commitment increases) plus the amount of FILO loans outstanding, we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the revolving credit facility agreement) of at least 1.0 to 1.0.
If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the revolving credit facility and exercise other rights and remedies. An event of default includes, among other things, the nonpayment of principal, interest, fees or other amounts; failure of any representation or warranty to be true and correct when made or confirmed; failure to perform or observe covenants in the revolving credit facility or other loan documents, subject, in limited circumstances, to certain grace periods; cross-defaults in other indebtedness if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness under any material agreement; bankruptcy or insolvency events; monetary judgment defaults; asserted invalidity of the loan documentation; and a change of control (as defined in the Credit Agreement).
As of December 31, 2019, we were in compliance with all covenants under the revolving credit facility.
For additional information regarding our revolving credit facility, please read Note 10 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2019, we had $350.0 million in 2022 Notes, $325.0 million in 2023 Notes and $550.0 million in 2025 Notes outstanding. On December 31, 2018, we had $900.0 million in 2021 Notes, $350.0 million in 2022 Notes and $325.0 million in 2023 Notes outstanding. For more information regarding our senior notes, please read Note 10 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on or redeem or repurchase our common units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P’s Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2019, our Fixed Charge Coverage Ratio (as defined in the indentures governing the 2022, 2023 and 2025 Notes) was 2.3.
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
For additional information regarding our senior notes, please read Note 10 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2019. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
Our various hedging agreements contain language allowing our hedge counterparties to request additional collateral if a specified credit support threshold is exceeded. However, these credit support thresholds are set at levels that would require a substantial increase in hedge exposure to require us to post additional collateral. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity due to requirements to post additional collateral.
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
Credit Ratings
In May 2018, our senior unsecured notes ratings were upgraded by S&P to B- from CCC+, while the Company rating of B- and stable outlook remained unchanged from the prior year. In September 2019, concurrent with the issuance of our 2025 Notes, S&P revised the rating outlook to positive. In July 2019, Moody’s upgraded our Company rating from Caa1 to B3, and our senior unsecured bond rating from Caa2 to Caa1, with a stable outlook. In October 2018, Fitch initiated coverage and assigned a rating of B- for the Company and our senior unsecured notes, bringing it in line with S&P’s current ratings.
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
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of December 31, 2019, at current maturities is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating Activities:
Interest on long-term debt at contractual rates and maturities (1)	$496.9	$116.2	$216.1	$134.3	$30.3
Operating lease obligations (2)	102.6	65.0	23.5	10.8	3.3
Letters of credit (3)	42.5	42.5	—	—	—
Purchase commitments (4)	315.1	170.8	60.2	42.1	42.0
Throughput contract (5)	27.7	2.6	7.8	7.9	9.4
Employment agreements (6)	1.6	1.0	0.6	—	—
Financing Activities:
Obligations under inventory financing agreements	134.3	134.3	—	—	—
Finance lease obligations	2.7	0.3	0.6	0.8	1.0
Long-term debt obligations, excluding finance lease obligations	1,228.8	1.5	352.3	325.0	550.0
Total obligations	$2,352.2	$534.2	$661.1	$520.9	$636.0

(1)
Interest on long-term debt at contractual rates and maturities relates primarily to interest on our senior notes, revolving credit facility interest and fees, and interest on our finance lease obligations, which excludes the adjustment for the interest rate swap agreement.

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

(5)	Throughput commitments consist primarily of obligations to transport a minimum volume of crude oil through a pipeline.

(6)
Certain employment agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect those agreements will be renewed or replaced with similar agreements upon their expiration. Amounts due under those agreements assume they are not terminated prior to their expiration.

For additional information regarding our expected capital and turnaround expenditures, for which we are not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet transactions during fiscal year 2019.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions given the level of complexity and subjectivity involved in forming these estimates.
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
Valuation of Definite Long-Lived Assets
Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. When a decision has been made to dispose of property, plant and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.
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
2017 Impairment Charge
During the fourth quarter of 2017, we identified impairment indicators that suggested the carrying values of long-lived assets at the San Antonio and Missouri asset groups within the fuel products and specialty products segments, respectively, may not be recoverable. The primary impairment indicators included projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to these asset groups and poor local market conditions. Undiscounted cash flow tests performed for these asset groups indicated that the long-lived assets were not recoverable. The fair value of the asset groups was established using a discounted cash flow method which utilized Level 3 inputs in the fair value hierarchy. The principal parameters used to establish fair values included estimates of future margins on products produced and sold, future commodity prices, future capital expenditures and discount rates. As a result of the long-lived asset impairment assessment performed, we recorded property, plant and equipment impairment charges on our San Antonio asset group of $147.0 million and on our Missouri asset group of $59.2 million.
The discount rates used for our San Antonio and Missouri asset groups were 14.5% and 12.5%, respectively, per year. Revenue growth rates assumed for our San Antonio asset group was 42.2% for 2018 and 2.0% to 6.0% for 2019 and beyond. Revenue growth rates assumed for our Missouri asset group was 12.6% for 2018 and 2.0% to 6.0% for 2019 and beyond.
Sensitivity Analysis
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates, etc.) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
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
When performing the quantitative assessment, as required in the impairment test, the fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. If the carrying value of a reporting unit is in excess of its fair value, an impairment would be recognized in an amount equal to the excess that the carrying value exceeded the estimated fair value, limited to the carrying value of goodwill.
Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, planned utilization rates, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s planning and capital investment reviews and include recent historical prices and published forward prices.

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
Recent Accounting Pronouncements
For a summary of recently issued and adopted accounting standards applicable to us, please read Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Derivative Instruments
We are exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in our fuel products segment) and precious metals. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies we use to reduce our risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, to attempt to reduce our exposure with respect to:

•	crude oil purchases and sales;

•	refined product sales and purchases;

•	precious metals; and

•	fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, WCS, WTI Midland, Mixed Sweet Blend and ICE Brent.
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
The following table illustrates how a change in market price (holding all other variables constant and excluding the impact of our current hedges) would affect our sales and cost of sales in the consolidated statements of operations:

	Sales		Cost of Sales
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In millions)
Specialty Products:
$1.00 change in per barrel price of crude oil (1)	$—	$—	$9.1	$8.7
Fuel Products:
$1.00 change in per barrel price of crude oil (1)	—	—	21.4	20.1
$1.00 change in per barrel selling price of gasoline, diesel and jet fuel (1)	21.4	20.1	—	—

(1)	Based on our 2019 and 2018 sales volumes.
Revolving Credit Facility
Borrowings under the revolving credit facility are limited by a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (as defined in the Credit Agreement). As such, the borrowing base can fluctuate based on changes in inventory and accounts receivable, as well as selling prices of our products and our current material costs, primarily the cost of crude oil. Our inventory is based on local crude oil prices at period end, which can materially fluctuate period to period.
Pension Assets Volatility and Investment Policy
Our Pension Plan assets are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the Plan’s fiduciaries, which direct investments according to specific policies. Our consolidated statements of operations is currently shielded from volatility in plan assets due to the way accounting standards are applied for pension plans, although favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to the future rate of return. Please read Note 15 “Employee Benefit Plans” under Part II, Item 8 “Financial Statements and Supplementary Data” for a further discussion of our investment policies.
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
Holding other variables constant (RINs requirements), a $1.00 change in the price of RINs as of December 31, 2019, would be expected to have an impact on net income for 2019 of approximately $64.2 million.
Interest Rate Risk
Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of December 31, 2019 and 2018, which we disclose in Note 10 “Long-Term Debt” and Note 12 “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data.”

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2021 Unsecured Notes	$—	$—	$755.7	$894.7
2022 Unsecured Notes	$351.2	$347.1	$279.4	$345.9
2023 Unsecured Notes	$325.2	$321.0	$252.3	$320.1
2025 Unsecured Notes	$598.8	$540.5	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument, but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of December 31, 2019, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had no variable rate debt as of December 31, 2019. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2019, would be expected to have no impact on net income and cash flows for 2019. We had no variable rate debt outstanding as of December 31, 2018.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, partners' capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an adverse opinion thereon.
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
We have served as the Company’s auditor since 2002.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 5, 2020

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2019	2018
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$19.1	$155.7
Accounts receivable, net:
Trade, less allowance for doubtful accounts of $0.9 million and $1.5 million, respectively	175.0	177.7
Other	13.5	20.3
	188.5	198.0
Inventories	292.6	284.1
Derivative assets	0.9	18.3
Prepaid expenses and other current assets	11.0	13.9
Total current assets	512.1	670.0
Property, plant and equipment, net	973.5	1,098.1
Investment in unconsolidated affiliates	—	25.4
Goodwill	171.4	171.4
Other intangible assets, net	71.2	88.0
Operating lease right-of-use assets	93.1	—
Other noncurrent assets, net	36.5	34.6
Total assets	$1,857.8	$2,087.5
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$230.2	$200.6
Accrued interest payable	32.0	30.7
Accrued salaries, wages and benefits	35.7	25.7
Other taxes payable	11.8	15.2
Obligations under inventory financing agreements	134.3	105.3
Other current liabilities	58.6	33.8
Current portion of operating lease liabilities	60.6	—
Current portion of long-term debt	1.8	3.8
Total current liabilities	565.0	415.1
Pension and postretirement benefit obligations	7.9	4.5
Other long-term liabilities	20.8	1.5
Long-term operating lease liabilities	33.0	—
Long-term debt, less current portion	1,209.5	1,600.7
Total liabilities	1,836.2	2,021.8
Commitments and contingencies
Partners’ capital:
Limited partners’ interest (77,560,355 units and 77,177,159 units, issued and outstanding at December 31, 2019 and 2018, respectively)	20.2	61.6
General partners’ interest	12.0	12.8
Accumulated other comprehensive loss	(10.6)	(8.7)
Total partners’ capital	21.6	65.7
Total liabilities and partners’ capital	$1,857.8	$2,087.5
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In millions, except unit and per unit data)
Sales	$3,452.6	$3,497.5	$3,763.8
Cost of sales	3,000.9	3,060.8	3,265.6
Gross profit	451.7	436.7	498.2
Operating costs and expenses:
Selling	53.1	58.2	65.7
General and administrative	136.7	122.5	138.7
Transportation	122.9	137.2	137.1
Taxes other than income taxes	20.5	18.1	24.1
Loss on impairment and disposal of assets	37.0	—	207.3
(Gain) loss on sale of business, net	8.7	(4.8)	(236.0)
Other operating (income) expense	(3.5)	(17.4)	3.3
Operating income	76.3	122.9	158.0

Other income (expense):
Interest expense	(134.6)	(155.5)	(183.1)
Debt extinguishment costs	(2.2)	(58.8)	—
Gain (loss) on derivative instruments	9.0	33.8	(9.6)
Gain (loss) from unconsolidated affiliates	3.8	(3.7)	—
Gain on sale of unconsolidated affiliates	1.2	0.2	—
Other	3.4	10.8	3.3
Total other expense	(119.4)	(173.2)	(189.4)
Net loss from continuing operations before income taxes	(43.1)	(50.3)	(31.4)
Income tax expense (benefit) from continuing operations	0.5	0.7	(0.1)
Net loss from continuing operations	(43.6)	(51.0)	(31.3)
Net loss from discontinued operations, net of income taxes	—	(4.1)	(72.5)
Net loss	$(43.6)	$(55.1)	$(103.8)
Allocation of net loss:
Net loss	$(43.6)	$(55.1)	$(103.8)
Less:
General partners’ interest in net loss	(0.9)	(1.1)	(2.1)
Net loss available to limited partners	$(42.7)	$(54.0)	$(101.7)
Weighted average limited partner units outstanding:
Basic and diluted	78,212,136	77,943,992	77,598,950
Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.55)	$(0.64)	$(0.40)
From discontinued operations	—	(0.05)	(0.91)
Limited partners’ interest	$(0.55)	$(0.69)	$(1.31)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net loss	$(43.6)	$(55.1)	$(103.8)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge gain	0.2	—	—
Defined benefit pension and retiree health benefit plans	(3.3)	(1.5)	1.1
Foreign currency translation adjustment	1.2	—	—
Total other comprehensive income (loss)	(1.9)	(1.5)	1.1
Comprehensive loss attributable to partners’ capital	$(45.5)	$(56.6)	$(102.7)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital		Total
		General Partner	Limited Partners

	(In millions)
Balance at December 31, 2016	$(8.3)	$15.8	$211.2	$218.7
Other comprehensive income	1.1	—	—	1.1
Net loss	—	(2.1)	(101.7)	(103.8)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.9)	(0.9)
Amortization of phantom units	—	—	4.7	4.7
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at December 31, 2017	$(7.2)	$13.8	$113.3	$119.9
Other comprehensive loss	(1.5)	—	—	(1.5)
Net loss	—	(1.1)	(54.0)	(55.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.1)	(1.1)
Amortization of phantom units	—	—	3.4	3.4
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at December 31, 2018	$(8.7)	$12.8	$61.6	$65.7
Other comprehensive loss	(1.9)	—	—	(1.9)
Net loss	—	(0.9)	(42.7)	(43.6)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	1.8	1.8
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Operating activities
Net loss	$(43.6)	$(55.1)	$(103.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	4.1	72.5
Depreciation and amortization	110.1	118.1	154.8
Amortization of turnaround costs	19.3	12.8	24.3
Non-cash interest expense	6.1	7.9	10.2
Debt extinguishment costs	2.2	58.8	—
Unrealized (gain) loss on derivative instruments	26.1	(30.2)	(3.6)
Loss on impairment and disposal of assets	37.0	—	207.3
Operating lease expense	78.2	—	—
Operating lease payments	(78.2)	—	—
Equity based compensation	5.9	(1.2)	11.6
Lower of cost or market inventory adjustment	(35.6)	30.6	(30.6)
(Gain) loss from unconsolidated affiliates	(3.8)	3.7	—
Gain on sale of unconsolidated affiliates	(1.2)	(0.2)	—
(Gain) loss on sale of business, net	8.7	(4.8)	(236.0)
Other non-cash activities	(0.4)	6.8	10.2
Changes in assets and liabilities:
Accounts receivable	(37.0)	109.8	(158.9)
Inventories	16.3	(0.3)	(8.5)
Prepaid expenses and other current assets	4.5	(4.5)	(0.8)
Derivative activity	(0.3)	(0.5)	(0.5)
Turnaround costs	(17.8)	(27.9)	(14.5)
Other assets	(0.1)	—	(0.5)
Accounts payable	71.3	(78.2)	70.6
Accrued interest payable	1.5	(21.8)	0.9
Accrued salaries, wages and benefits	5.3	(5.6)	18.0
Other taxes payable	2.5	(0.9)	0.9
Other liabilities	14.8	(45.4)	(24.2)
Pension and postretirement benefit obligations	0.1	(0.1)	(2.7)
Net cash provided by (used in) discontinued operating activities	—	(0.7)	(23.2)
Net cash provided by (used in) operating activities	191.9	75.2	(26.5)
Investing activities
Additions to property, plant and equipment	(54.9)	(49.8)	(70.0)
Investment in unconsolidated affiliates	—	(3.8)	—
Proceeds from sale of unconsolidated affiliates	5.0	9.9	—
Proceeds from sale of property, plant and equipment	3.7	0.4	0.3
Proceeds from sale of business, net	55.1	44.8	484.5
Net cash provided by discontinued investing activities	5.6	6.8	38.6
Net cash provided by investing activities	14.5	8.3	453.4
Financing activities
Proceeds from borrowings — revolving credit facility	508.5	174.5	901.2
Repayments of borrowings — revolving credit facility	(508.5)	(174.7)	(911.2)
Proceeds from borrowings — senior notes	550.0	—	—
Repayments of borrowings — senior notes	(898.5)	(400.0)	—
Payments on finance lease obligations	(0.9)	(1.6)	(2.5)
Proceeds from inventory financing	1,076.5	1,135.3	671.6
Payments on inventory financing	(1,057.3)	(1,128.3)	(571.5)
Proceeds from other financing obligations	—	4.7	—
Payments on other financing obligations	(1.9)	(2.5)	(2.3)
Payments on extinguishment of debt	—	(46.6)	—
Debt issuance costs	(11.0)	(3.0)	(2.2)
Contributions from Calumet GP, LLC	0.1	0.1	0.1
Net cash provided by (used in) financing activities	(343.0)	(442.1)	83.2
Net increase (decrease) in cash, cash equivalents and restricted cash	(136.6)	(358.6)	510.1
Cash, cash equivalents and restricted cash at beginning of year	155.7	514.3	4.2
Cash, cash equivalents and restricted cash at end of year	$19.1	$155.7	$514.3
Cash and cash equivalents	$19.1	$155.7	$164.3
Restricted cash	$—	$—	$350.0
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$128.0	$170.8	$163.7
Income taxes paid	$—	$0.4	$0.4
Supplemental disclosure of non-cash investing and financing activities
Non-cash consideration received for the sale of Anchor	$—	$—	$25.4
Non-cash property, plant and equipment additions	$11.8	$2.6	$9.1
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly-traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2019, the Company had 77,560,355 limited partner common units and 1,582,864 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement, “IDRs”), while the remaining 98% is owned by limited partners.
The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, white mineral oils, solvents, petrolatums, waxes, and fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and heavy fuel oils. The Company is based in Indianapolis, Indiana and owns specialty and fuel products facilities. The Company owns and leases additional facilities, primarily related to production and marketing of specialty and fuel products, throughout the United States. Subsequent to the sale of Anchor Drilling Fluids USA, LLC (“Anchor”) on November 21, 2017, the Company managed its business in two reportable segments: specialty products and fuel products, until the third quarter of 2019 when a corporate segment was added. Please read Note 20 - “Segments and Related Information” for further information.
2. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Investments in significant non-controlled entities are accounted for either by using the equity method or cost method of accounting.
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
The sale of the Superior Refinery resulted in restricted cash as of December 31, 2017 and was based upon the value of collateral under the Company’s debt agreements. Under the indentures governing the Company’s senior notes, proceeds from Asset Sales (as defined in the indentures) can only be used for, among other things, to repay, redeem or repurchase debt; to make certain acquisitions or investments; and to make capital expenditures. On April 9, 2018, the Company redeemed all of the 2021 Secured Notes using both the restricted cash from the sale of the Superior Refinery and other unrestricted cash.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the allowance for doubtful accounts was as follows (in millions):

	December 31,
	2019	2018	2017
Beginning balance	$1.5	$7.0	$0.9
Provision	(0.5)	1.2	6.1
Write-offs, net	(0.1)	(6.7)	—
Ending balance	$0.9	$1.5	$7.0
Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $17.7 million higher and $7.8 million lower as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had $1.9 million and $1.0 million, respectively, of inventory consigned to others.
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
Inventories consist of the following (in millions):

	December 31, 2019			December 31, 2018
	Titled Inventory	Supply & Offtake Agreements (1)	Total	Titled Inventory	Supply & Offtake Agreements (1)	Total
Raw materials	$48.3	$11.6	$59.9	$30.2	$22.2	$52.4
Work in process	35.0	29.1	64.1	39.7	19.2	58.9
Finished goods	124.8	43.8	168.6	128.9	43.9	172.8
	$208.1	$84.5	$292.6	$198.8	$85.3	$284.1

(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 9 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. For the year ended December 31, 2019, the Company recorded a decrease (exclusive of lower of cost or market (“LCM”) adjustments) of $6.0 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers. For the years ended December 31, 2018 and 2017, the Company recorded increases (exclusive of LCM adjustments) of $6.3 million and $3.7 million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the year ended December 31, 2019, the Company recorded a decrease in cost of sales in the consolidated statements of operations of $35.6 million due to the LCM valuation. During the year ended December 31, 2018, the Company recorded an increase in cost of sales in the consolidated statements of operations of $30.6 million as compared to a decrease of $30.6 million as of December 31, 2017, due to the sale of inventory previously adjusted through the LCM valuation.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives
The Company is exposed to fluctuations in the price of numerous commodities, such as crude oil (its principal raw material), as well as the sales prices of gasoline, diesel and jet fuel. Given the historical volatility of commodity prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments primarily to minimize its price risk and volatility of cash flows associated with the purchase of crude oil and the sale of fuel products. The Company employs various hedging strategies and does not hold or issue derivative instruments for trading purposes. For further information, please read Note 11.
On a regular basis, the Company enters into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under ASC 815 and, as such, are not measured at fair value.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives. Assets under finance leases are amortized over the lesser of the useful life of the asset or the term of the lease.
Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2019	2018
Land	$8.3	$10.6
Buildings and improvements (10 to 40 years)	37.4	36.8
Machinery and equipment (10 to 20 years)	1,607.3	1,641.7
Furniture, fixtures and software (5 to 10 years)	47.9	48.3
Assets under finance leases (1 to 7 years) (1)	10.3	21.9
Construction-in-progress	19.9	23.7
	1,731.1	1,783.0
Less accumulated depreciation	(757.6)	(684.9)
	$973.5	$1,098.1

(1)
Assets under finance leases consist of buildings and machinery and equipment. As of December 31, 2019 and 2018, finance lease assets are recorded net of accumulated amortization of $7.1 million and $6.7 million, respectively.

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.
During 2019, 2018 and 2017, the Company incurred $135.1 million, $156.3 million and $185.2 million, respectively, of interest expense of which $0.5 million, $0.8 million and $2.1 million, respectively, was capitalized as a component of property, plant and equipment.
The Company periodically assesses its operations and legal requirements to determine if recognition of an asset retirement obligation is necessary. The Company has not recorded an asset retirement obligation as of December 31, 2019 or 2018 given the timing of any retirement and related costs are currently indeterminable.
During the years ended December 31, 2019, 2018 and 2017, the Company recorded $92.4 million, $98.1 million and $130.0 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $1.4 million, $2.3 million and $3.9 million for the years ended 2019, 2018 and 2017, respectively, related to the Company’s finance lease assets.
The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2019 and 2018, the Company had $42.5 million and $42.6 million, respectively, of capitalized software costs. As of December 31, 2019 and 2018, the Company had $23.1 million and $15.7 million, respectively, of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $7.4 million, $8.0 million and $3.3 million, respectively, of amortization expense on capitalized computer software.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Unconsolidated Affiliates
The Company accounts for its ownership in Biosyn Holdings, LLC (“Biosyn”) under the equity method of accounting. The initial cash investment made by the Company in Biosyn was expensed given Biosyn’s operations were all related to research and development. In March 2019, the Company sold its investment in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million and recorded a gain of $1.2 million, which is recorded in Gain on sale of unconsolidated affiliates in the consolidated statements of operations. Prior to the sale, the Company recorded a gain of $3.8 million for the year ended December 31, 2019, which was recorded in the Gain (loss) from unconsolidated affiliates on the consolidated statements of operations.
The Company considers its ownership in Fluid Holding Corp. (“FHC”) a non-marketable equity security without a readily determinable fair value. The Company records this investment using a measurement alternative which measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. The FHC investment, net of impairment, is recorded in investments in unconsolidated affiliates in the consolidated balance sheets.
Prior to being sold in the second quarter of 2018, the Company accounted for its ownership in its Pacific New Investment Limited (“PACNIL”) joint venture as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures and recorded the investment in investments in unconsolidated affiliates in the consolidated balance sheets. The equity method of accounting is applied when the investor has an ownership interest of less than 50% and/or has significant influence over the operating or financial decisions of the investee. Under the equity method, the Company’s proportionate share of net income (loss) is reflected as a single-line item in the consolidated statements of operations and as increases or decreases, as applicable, in the carrying value of the Company’s investment in the consolidated balance sheets. In addition, the proportionate share of net income (loss) is reflected as a non-cash activity in operating activities in the consolidated statements of cash flows. Contributions increase the carrying value of the investment and are reflected as an investing activity in the consolidated statements of cash flows.
Investments in unconsolidated affiliates are assessed for other-than-temporary impairment whenever changes in the facts and circumstances indicate an other-than-temporary loss in value has occurred. During the year ended December 31, 2019, the Company recorded a $25.4 million impairment charge in loss on impairment and disposal of assets in the consolidated statements of operations. During the years ended December 31, 2018 and 2017, the Company did not report an impairment charge due to unconsolidated affiliates in loss on impairment and disposal of assets in the consolidated statements of operations. For further information on the Company’s investment in unconsolidated affiliates, please read Note 6 - “Investment in Unconsolidated Affiliates.”
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. Please read Note 7 - “Goodwill and Other Intangible Assets” for more information. The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary.
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
When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of the reporting unit, measuring the current value of the reporting

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, please read Note 7 - “Goodwill and Other Intangible Assets.”
Definite-Lived Intangible Assets
Definite-lived intangible assets consist of intangible assets associated with customer relationships, tradenames, trade secrets, patents and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using undiscounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the undiscounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, please read Note 7 - “Goodwill and Other Intangible Assets.”
Other Noncurrent Assets
Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and were $31.7 million and $31.4 million as of December 31, 2019 and 2018, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $51.9 million and $64.9 million at December 31, 2019 and 2018, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	December 31,
	2019	2018
RINs Obligation	$13.0	$15.8
Transition Services Agreement Payable	19.8	—
Net working capital adjustment liabilities	6.9	—
Other	18.9	18.0
Total other current liabilities	$58.6	$33.8
The Company’s Renewable Identification Numbers (“RINs”) obligation (“RINs Obligation”) represents a liability for the purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend biofuels into the fuel products it produces pursuant to the EPA’s Renewable Fuel Standard (“RFS”). RINs are assigned to biofuels produced in the U.S. as required by the EPA. The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. and, as a producer of motor fuels from petroleum, the Company is required to blend biofuels into the fuel products it produces at a rate that will meet the Company’s prorated share of the EPA’s annual quota. To the extent the Company is unable to blend biofuels at that rate, it must purchase RINs in the open market to satisfy the annual requirement. The Company’s RINs Obligation is based on the amount of RINs it must purchase and the price of those RINs as of the balance sheet date.
The Company uses the inventory model to account for RINs, measuring acquired RINs at weighted-average cost. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RINs spot price. In the event the Company has RINs in excess of the RINs obligation, an asset is recognized on the balance sheet during that reporting period. The asset is initially recorded at cost at the time the Company acquires them and are subsequently revalued at the lower of cost or market as of the last day of each reporting period and the resulting adjustments are reflected in costs of sales for the period in the consolidated statements of operations. The value of RINs in excess of the RINs Obligation, if any, would be reflected in other current assets on the consolidated balance sheets. RINs acquired in excess of the Company’s current RINs Obligation may be sold or held to offset future RINs Obligations. RINs sold are charged to cost of sales with cash inflows recorded in the operating cash flow section of the consolidated statements of cash flows. RINs acquired in a given year may be used for compliance purposes only in the year received or in the following year (current year RINs assets can be used to offset no more than 20% of the subsequent year’s obligation), after which time they expire and can no longer be used for compliance purposes. The liabilities associated with our RINs Obligation are considered recurring fair value measurements. Please read Note 8 for further information on the Company’s RINs Obligation.
The Company entered into a Transaction Service Agreement (“TSA”) as a result of the San Antonio Transaction (read Note 5 - “Divestitures”). Under the terms of the agreement, the Company continued to support many functions of the San Antonio facility including but not limited to purchasing, information technology, accounts receivable and accounts payable support. Under the TSA, the Company continued to collect from customers and pay vendors. The Company would net settle the cash activity with

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the buyer on a regular basis. At December 31, 2019, the Company owed the buyer $19.8 million as a result of supporting cash activity for the buyer.
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
During the years ended December 31, 2019 and 2018, the Company did not identify any impairment indicators that suggested the carrying values of its long-lived assets are not recoverable at the asset groups within the specialty products, fuel products and corporate segments. As a result of the long-lived asset impairment assessment performed, no impairment charges were recorded for the years ended December 31, 2019 and 2018.
During the fourth quarter of 2017, the Company identified impairment indicators that suggested the carrying values long-lived assets including property, plant and equipment at the San Antonio and Missouri asset groups within the fuel products and specialty products segments, respectively, may not be recoverable. The primary impairment indicators included recently completed projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to these asset groups and poor local market conditions. Undiscounted cash flow tests performed for these asset groups indicated that the long-lived assets were not recoverable. The fair value of the asset groups was established using a discounted cash flow method which utilized Level 3 inputs in the fair value hierarchy. The principal parameters used to establish fair values included estimates of future margins on products produced and sold, future commodity prices, future capital expenditures and discount rates. As a result of the long-lived asset impairment assessment performed, the Company recorded impairment charges primarily on property, plant and equipment on its San Antonio asset group of $147.0 million and on its Missouri asset group of $59.2 million for the year ended December 31, 2017.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue Recognition, which states that revenue is recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Please read Note 3 - “Revenue Recognition” for additional information on our revenue recognition accounting policies and elections.
Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into “in contemplation” of one another, are combined and reported as a net purchase in cost of sales.
Concentrations of Credit Risk
The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required, and the Company maintains insurance policies which cover certain export orders. The Company maintains an allowance for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is developed based on several factors including historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay, which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has derivative positions with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s ASC 820-10, Fair Value Measurements and Disclosures, valuations to determine the impact of the counterparty credit risk on the valuation of its derivative instruments.
Income Taxes
The Company, as a partnership, is generally not liable for federal and state income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries. However, the Company conducts certain activities through wholly-owned subsidiaries that are corporations, which in certain circumstances are subject to federal, state and local income taxes. Additionally, the Company is subject to franchise taxes in certain states. Income taxes on the earnings of the Company, with the exception of the above-mentioned taxes, are the responsibility of its partners, with earnings of the Company included in partners’ earnings.

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
Unit-Based Compensation
For unit-based compensation equity awards granted, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The unit-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. For more information, please read Note 13 - “Partners’ Capital.”
Unit-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in equity units (“Liability Awards”). Liability Awards are recorded in accrued salaries, wages and benefits based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair value of the vested portions of the Liability Awards are recorded as increases or decreases to compensation expense. The Company recognizes forfeitures as they occur. Please read Note 14 - “Unit-Based Compensation” for more information on Liability Awards.
Shipping and Handling Costs
The Company complies with ASC 606, Revenue Recognition. ASC 606 requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or to be disclosed if classified elsewhere. The Company has reflected $122.9 million, $137.2 million and $137.1 million, respectively, for the years ended December 31, 2019, 2018 and 2017, in transportation expense in the consolidated statements of operations, the majority of which is billed to customers.
Advertising Expenses
The Company expenses advertising costs as incurred which totaled $4.1 million, $4.3 million and $6.6 million in 2019, 2018 and 2017, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and all the related amendments to its lease contracts using the modified retrospective method. The effective date was used as the Company’s date of initial application with no restatement of prior periods. As such, prior periods continue to be reported under the accounting standards in effect for those periods. Please read Note 22 - “Leases” for further information.
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
On January 1, 2019, the Company adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). This update simplifies the guidance related to non-employee share-based payments by superseding ASC 505-50 and expanding the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. Prior to the issuance of this standard update, non-employee share-based payments were subject to ASC 505-50 requirements while employee share-based payments were subject to ASC 718 requirements. ASU 2018-07 is effective for fiscal years (including interim periods) beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2018-07 had no impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No 2016-13, Credit Losses-Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance becomes effective January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.
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
Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Year Ended December 31,
	2019	2018	2017
Sales by major source
Standard specialty products	$1,123.2	$1,125.6	$1,039.7
Packaged and synthetic specialty products	230.9	256.8	260.7
Total specialty products	1,354.1	1,382.4	1,300.4
Fuel and fuel related products	$1,864.7	$1,885.7	$2,115.7
Asphalt	233.8	229.4	347.7
Total fuel products	2,098.5	2,115.1	2,463.4
Total sales	$3,452.6	$3,497.5	$3,763.8
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for doubtful accounts, from contracts with customers as of December 31, 2019 and 2018 was $175.0 million and $177.7 million, respectively.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Discontinued Operations
On November 21, 2017, Calumet Operating, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, completed the sale to a subsidiary of Q’Max Solutions Inc. (“Q’Max”) of all of the issued and outstanding membership interests in Anchor, for total consideration of approximately $89.6 million including a base price of $50.0 million, $14.2 million for net working capital and other items and a 10% equity interest in Fluid Holding Corp. (“FHC”), the parent company of Q’Max (the “Anchor Transaction”). Effective in the fourth quarter of 2017, the Company classified its results of operations for all periods presented to reflect Anchor as a discontinued operation and classified the assets and liabilities of Anchor as discontinued operations. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services. Following the application of certain post-closing adjustments, the adjusted total consideration the Company received for the Anchor Transaction was $85.5 million as of December 31, 2018. The Company recognized a net loss on sale of $4.1 million and $62.6 million in net loss from discontinued operations in the consolidated financial statements of operations for the years ended December 31, 2018 and 2017, respectively. Prior to being reported as discontinued operations, Anchor was included as its own reportable segment as oilfield services.
As of December 31, 2019 and 2018, the Company had a $5.5 million and $11.1 million receivable, respectively, in other accounts receivable. As of December 31, 2019, $1.8 million was in Other noncurrent assets, net in the consolidated balance sheets for the remaining payment of the base price and working capital. In October 2019, Q’Max and the Company agreed to restructure the receivable, which will be paid in monthly installment payments and accrue interest at a rate of 6.0% per annum; the final payment is due June 2021.
The following table summarizes the results of discontinued operations for each of the periods presented (in millions):

	Year Ended December 31,
	2019	2018	2017
Sales	$—	$—	$228.6
Cost of sales	—	—	(168.1)
Selling	—	—	(45.9)
General and administrative	—	—	(4.5)
Loss on sale of business, net	—	(4.1)	(62.6)
Other	—	—	(21.0)
Net loss from discontinued operations before income taxes	$—	$(4.1)	$(73.5)
Income tax benefit	—	—	(1.0)
Net loss from discontinued operations net of income taxes	$—	$(4.1)	$(72.5)
5. Divestitures
On November 10, 2019, Calumet Refining, LLC, a Delaware limited liability company (“Calumet Refining”) and a wholly-owned subsidiary of the Company, completed the sale of all of the issued and outstanding membership interests in Calumet San Antonio Refining, LLC, a Delaware limited liability company (“Calumet San Antonio”), which owned a refinery located in San Antonio, Texas and associated net working capital, and related assets, including associated hydrocarbon inventories and a crude oil terminal and pipeline to Starlight Relativity Acquisition Company LLC, a Delaware limited liability company (“Starlight”) (the “San Antonio Transaction”). Total consideration received was $59.1 million, which consisted of a base sales price of $63.0 million minus an adjustment of $3.9 million for net working capital, inventories and reimbursement of certain transaction costs. In February 2020 the Company and Starlight agreed to the final purchase price adjustment payment related to net working capital and inventory to Starlight of $6.9 million, which has been reflected in the net loss recognized by the Company as of December 31, 2019. Additionally, in connection with the San Antonio Transaction, the Company, Calumet San Antonio, TexStar Midstream Logistics, L.P. (“TexStar”), TexStar Midstream Logistics Pipeline, LP and Tailwater Capital, LLC entered into a Settlement and Release Agreement (the “Settlement Agreement”), pursuant to which the Company agreed to pay TexStar and its affiliates a cash payment of $1.0 million and the parties mutually agreed to dismiss the litigation and release each other with respect to the legal dispute relating to the termination of the Throughput and Deficiency Agreement (the “Pipeline Agreement”). As a result of the Settlement Agreement, the Company included the $38.1 million liability related to the Pipeline Agreement in the loss on sale of business calculation for the San Antonio Transaction. The San Antonio refinery was included in the Company’s fuel products segment. The Company recognized a net loss of $8.7 million in Gain (loss) on sale of business, net in the consolidated statements of operations for the year ended December 31, 2019, related to the San Antonio Transaction.
In 2018, the Company entered into a long-term commitment to be utilized by Calumet San Antonio in the form of a throughput and deficiency agreement for future transportation of West Texas crude oil via third-party pipeline facilities that remained under construction as of December 31, 2019. The agreement was not included in the sale of Calumet San Antonio. The Company is

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuing alternatives in an effort to offset a significant amount of the costs expected under the agreement. However, there can be no assurance that the Company will be successful in realizing the alternatives to reduce the costs. Consequently, in connection with the completion of the sale of Calumet San Antonio, the Company recorded a liability of $21.1 million for the present value of the annual costs over the seven-year term of the agreement, of which $19.6 million is recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2019.
In conjunction with the sale, the Company considered other qualitative and quantitative factors and concluded the San Antonio Transaction did not represent a strategic shift in the business. However, the Company considered the San Antonio asset group to be an individually significant component of its operations.
The following table presents the net loss before income taxes for Calumet San Antonio for the periods presented (in millions):

	Year Ended December 31,
	2019	2018	2017
Sales	$403.4	$444.2	$347.1
Gross profit	16.2	(4.5)	(7.3)
Net loss before income taxes	$(3.9)	$(23.7)	$(168.7)
On November 8, 2017, Calumet Refining completed the sale of all of the issued and outstanding membership interests in Calumet Superior, LLC, a Delaware limited liability company (“Superior”), which owned the Superior Refinery and associated net working capital, the Superior Refinery’s wholesale marketing business and related assets, including certain owned or leased product terminals, and certain crude gathering assets and pipeline space in North Dakota to Husky Superior Refining Holding Corp., a Delaware corporation (“Husky”) (the “Superior Transaction”). Total consideration received was $533.1 million, which consisted of a base price of $435.0 million and $98.1 million for net working capital and reimbursement of certain capital spending. The Superior Refinery was included in the Company’s fuel products segment. For the years ended December 31, 2018 and 2017, the Company recognized a net gain of $4.8 million and $236.0 million, respectively, in Gain (loss) on sale of business, net in the consolidated statements of operations related to the Superior Transaction.
In conjunction with the sale, the Company considered other qualitative and quantitative factors and concluded the Superior Transaction did not represent a strategic shift in the business. However, the Company considered Superior to be an individually significant component of its operations. The following table presents the net income before income taxes for Superior for the periods presented (in millions):

	Year Ended December 31,
	2019	2018	2017
Sales	$—	$—	$669.1
Gross profit	—	—	110.0
Net income before income taxes	$—	$—	$99.3
6. Investment in Unconsolidated Affiliates
Pacific New Investment Limited and Shandong Hi-Speed Hainan Development Co., Ltd.
In August 2015, the Company and The Heritage Group, a related party, formed PACNIL for the purpose of investing in a joint venture with Shandong Hi-Speed Materials Group Corporation and China Construction Installation Engineering Co., Ltd. to construct, develop and operate a solvents refinery in mainland China. The joint venture is named Shandong Hi-Speed Hainan Development Co., Ltd. (“Hi-Speed”). The Company invested $4.8 million in June 2016 and $4.8 million in October 2016. Through the Company’s ownership of an equity interest in PACNIL, the Company previously owned an equity interest of approximately 6% in Hi-Speed. In the second quarter of 2018, PACNIL sold its investment in Hi-Speed to other owners. The Company received proceeds of $9.9 million for the sale.
Biosyn Holdings, LLC and Biosynthetic Technologies
In February 2018, the Company and The Heritage Group formed Biosyn for the purpose of investing in Biosynthetic Technologies, LLC (“Biosynthetic Technologies”), a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. The Company incurred approximately $4.0 million in related expenditures. The Company, through Biosyn, intended to explore a range of alternatives to maximize the value of the acquired intellectual property. In March 2019, the Company sold its investment in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million and recorded a gain of $1.2 million, which is recorded in Gain on sale of unconsolidated affiliates in the

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations. Prior to the sale, the Company recorded a gain of $3.8 million for the year ended December 31, 2019, which was recorded in Gain (loss) from unconsolidated affiliates on the consolidated statements of operations.
Fluid Holding Corp.
In connection with the Anchor Transaction completed in November of 2017, the Company received a 10% investment in FHC as part of the total consideration for Anchor. Please read Note 4 - “Discontinued Operations” for further information on the Anchor Transaction. FHC provides oilfield services and products to customers globally. The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company recorded this investment using a measurement alternative which measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. As of December 31, 2018 and 2017, the Company had an investment of $25.4 million in FHC.
During the year ended December 31, 2019, the Company determined the fair value of the investment in FHC was less than the December 31, 2018 carrying value of $25.4 million after evaluating indicators of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. Utilizing an income approach, value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company. As a result, the Company recorded an impairment charge of $25.4 million in loss on impairment and disposal of assets in the consolidated statements of operations for the year ended December 31, 2019.
7. Goodwill and Other Intangible Assets
2019
The Company updated its financial projections in connection with its annual goodwill assessment and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value and thus no impairment charge for goodwill related to the specialty products segment was recorded in the consolidated statements of operations within asset impairment. There is no reporting unit within the fuel products segment that has goodwill.
2018
The Company updated its financial projections in connection with its annual goodwill assessment and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value and thus no impairment charge for goodwill related to the specialty products segment was recorded in the consolidated statements of operations within asset impairment.
2017
The Company updated its financial projections in connection with its annual goodwill assessment and determined that its Dickinson reporting unit’s fair value was below its carrying value. An impairment charge of $0.7 million for goodwill related to the specialty products segment was recorded in the consolidated statements of operations within loss on impairment and disposal of assets.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in goodwill balances for the periods indicated below are as follows (in millions):

Specialty Products

Net balance as of December 31, 2017	$171.4
Impairment (1)	—
Net balance as of December 31, 2018	$171.4
Impairment (1)	—
Net balance as of December 31, 2019	$171.4

(1)	Total accumulated goodwill impairment as of December 31, 2019 and 2018, is $35.5 million.
Other intangible assets consist of the following (in millions):

	Weighted Average Life (Years)	December 31, 2019		December 31, 2018
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	22	$181.3	$(130.6)	$181.3	$(120.1)
Tradenames	11	26.8	(18.7)	26.8	(16.4)
Trade secrets	13	52.7	(43.4)	52.7	(39.7)
Patents	12	1.6	(1.6)	1.6	(1.6)
Royalty agreements	20	6.1	(3.0)	6.1	(2.7)
	19	$268.5	$(197.3)	$268.5	$(180.5)
Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2019, 2018 and 2017, the Company recorded amortization expense of intangible assets of $16.8 million, $19.8 million and $24.6 million, respectively.
As of December 31, 2019, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Year	Amortization Amount
2020	$14.0
2021	$11.5
2022	$9.5
2023	$7.7
2024	$6.5
8. Commitments and Contingencies
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Remediation of subsurface contamination continues at certain of the Company’s refinery sites and is being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the soil and groundwater contamination at these refineries can be controlled or remediated without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs of these remedial projects will not become material. As of December 31, 2019 and 2018, the Company had accrued $2.4 million and $2.8 million, respectively, for environmental liabilities recorded in the other current liabilities in the consolidated balance sheets.
Great Falls Refinery
In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), the Company became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality. The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc. received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery. The Company believes the majority of damages related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HollyFrontier Corporation (the “Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery. Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, the Seller provided the Company a notice challenging the Company’s position that the Seller is obligated to indemnify the Company’s remediation expenses for environmental conditions to the extent arising under the Seller’s ownership and operation of the refinery and existing as of the date of sale to Connacher, which expenditures totaled in excess of $17.0 million as of December 31, 2019, of which $14.6 million was capitalized into the cost of the Company’s refinery expansion project and the remainder was expensed. On September 22, 2015, the Company initiated a lawsuit against the Seller. On November 24, 2015, the Seller filed a motion to dismiss the case pending arbitration. On February 10, 2016, the court ordered that all of the claims be addressed in arbitration. The arbitration panel conducted the first phase of the arbitration in July 2018 and issued its ruling on September 13, 2018. In its ruling, the arbitration panel confirmed that the Seller retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the Seller received notice within five years after the sale of the refinery, which claims are subject to the requirements otherwise set forth in the asset purchase agreement. The second phase of the arbitration regarding damages occurred in April 2019. The arbitration panel issued its final ruling on August 25, 2019. Among other things, the panel denied the Company’s demands for reimbursement for costs incurred and left open the Company’s ability to make future claims. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.
Cotton Valley, Princeton and Shreveport Refineries
Since 2013, the Louisiana Department of Environmental Quality (the “LDEQ”) has issued Consolidated Compliance Orders & Notices of Proposed Penalties to the Cotton Valley, Princeton and Shreveport refineries relating to various alleged air quality and wastewater regulatory violations. The Company has responded to various orders and submitted a consolidated proposal to the LDEQ in December 2018 to resolve all of the applicable matters and it is likely a resolution of this matter will result in a penalty in excess of $0.1 million. The Company is awaiting a response from the LDEQ on the Company’s proposal. The Company expects that the amount of the penalty will not be material to its financial position or results of operations and any conditions established by the LDEQ on the Company’s operations will not be material to the Company’s operations.

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
In August 2019, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the 2018 calendar year, as provided for under the federal Clean Air Act, as amended (“CAA”). In granting those exemptions, the EPA in consultation with the Department of Energy determined that for the 2018 calendar year, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries.
In March 2018, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the 2017 calendar year, as provided for under the CAA. In granting those exemptions, the EPA in consultation with the Department of Energy determined that for the 2017 calendar year, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries.
In February 2017 and in May 2017, the EPA granted certain of the Company’s refineries a “small refinery exemption” under the RFS for the 2016 calendar year, as provided for under the CAA, as amended. In granting those exemptions, the EPA determined that for the 2016 calendar year, compliance with the RFS would represent a “disproportionate economic hardship” for these refineries.
The RINs exemptions resulted in a decrease in the RINs obligation and is charged to cost of sales in the audited consolidated statements of operations with the exception of the portion related to the Superior Refinery which is charged to other (income) expense within operating income in the audited consolidated statements of operations.
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
Labor Matters
The Company has approximately 400 employees covered by various collective bargaining agreements, or approximately 27% of its total workforce of approximately 1,500 employees. These agreements have expiration dates of October 31, 2020, December 12, 2021, April 30, 2022, July 31, 2022, January 15, 2023 and January 31, 2023. The Company has approximately 52 employees, or 3% of its total workforce, who are covered by a collective bargaining agreement which will expire in less than one year and does not expect any work stoppages.
Other Matters, Claims and Legal Proceedings
The Company was a party to a 2014 Throughput and Deficiency Agreement with TexStar pursuant to which TexStar delivered crude oil to the Company’s San Antonio refinery through a crude oil pipeline system owned and operated by TexStar (the “Pipeline Agreement”). The Pipeline Agreement had an initial term of 20 years and was accounted for as a finance lease on the Company’s consolidated balance sheets. TexStar and the Company have each terminated the Pipeline Agreement for alleged breaches of the agreement. The Company ceased using the asset as of February 28, 2019, wrote off the associated net book value of $10.7 million in Loss on impairment and disposal of assets and reclassified the $38.1 million present value of financing lease obligation from current and long-term debt to Other current liabilities on the consolidated balance sheets. The Company was in a dispute with TexStar over whether any additional monies were owed with TexStar claiming certain minimum amounts of $0.0 to $0.5 million a month continued to be owed through the remainder of the original term of the Pipeline Agreement. The Company filed a lawsuit

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against TexStar on May 17, 2019 in Bexar County, Texas, seeking a declaratory judgment that the Company properly terminated the Pipeline Agreement and the Company is not obligated to make further payments under the Pipeline Agreement. On November 10, 2019, in connection with the San Antonio Trasaction, the Company, TexStar, and related parties entered into a Settlement and Release Agreement with respect to the litigation. Please read Note 5 - “Divestitures” for further information.
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
On May 4, 2018, the SEC requested that the Company and certain of its executives voluntarily produce certain communications and documents prepared or maintained from January 2017 to May 2018 and generally related to the Company’s finance and accounting staff, financial reporting, public disclosures, accounting policies, disclosure controls and procedures and internal controls. Beginning on July 11, 2018, the SEC issued several subpoenas formally requesting the same documents previously subject to the voluntary production requests by the SEC as well as additional, related documents and information. The SEC has also interviewed and taken testimony from current and former Company employees and other individuals. The Company has, from the outset, cooperated with the SEC’s requests. In November 2019, the Company and the SEC settled the matter. The matter was settled without the Company admitting or denying any charges arising from the SEC’s investigation, and the Company paid a penalty of less than $0.3 million.
The Company is subject to other matters, claims and litigation incidental to its business. The Company has recorded accruals with respect to certain of its matters, claims and litigation where appropriate, that are reflected in the audited consolidated financial statements but are not individually considered material. For other matters, claims and litigation, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of matters, claims and litigation currently pending cannot be determined, the Company currently does not expect these outcomes, individually or in the aggregate (including matters for which the Company has recorded accruals), to have a material adverse effect on its financial position, results of operations or cash flows. The outcome of any matter, claim or litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2019 and 2018, the Company had outstanding standby letters of credit of $42.5 million and $35.1 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 10 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At December 31, 2019 and 2018, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which may be increased with consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($600.0 million at December 31, 2019 and 2018).
As of December 31, 2019 and 2018, the Company had availability to issue letters of credit of approximately $359.4 million and approximately $295.7 million, respectively, under its revolving credit facility.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Crude Oil Supply, Other Feedstocks and Finished Products
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
As of December 31, 2019, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2020	$170.8
2021	30.0
2022	30.2
2023	21.0
2024	21.1
Thereafter	42.0
Total	$315.1
Throughput Contract
The Company has entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline yet to be constructed. The agreement also contains a capital recovery charge that increases 2% per annum. The agreement is for seven years commencing once the pipeline is in service.
As of December 31, 2019, the estimated minimum unconditional purchase commitments under the agreement were as follows (in millions):

Year	Commitment (1)
2020	$2.6
2021	3.9
2022	3.9
2023	3.9
2024	4.0
Thereafter	9.4
Total (1)	$27.7

(1)
As of December 31, 2019, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the consolidated balance sheets.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s consolidated balance sheets until processed and sold to a third party. Each reporting period, the Company will record liabilities in an amount equal to the amount the Company expects to pay to repurchase the inventory held by Macquarie based on market prices at the termination date included in obligations under inventory financing agreements in the consolidated balance sheets. The Company has determined that the redemption feature on the initially recognized liabilities related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations. For more information on the valuation of the associated derivatives, please read Note 11 — “Derivatives” and Note 12 — “Fair Value Measurements.” The embedded derivatives will be recorded in obligations under inventory financing agreements on the consolidated balance sheets. The cash flow impact of the embedded derivatives will be classified as a change in inventory financing activity in the financing activities section in the consolidated statements of cash flows.
For the year ended December 31, 2019 the Company incurred $15.3 million of financing costs related to the Supply and Offtake Agreements, which is included in interest expense in the Company’s consolidated statements of operations. The Company incurred $17.0 million and $6.8 million of financing costs for the years ended December 31, 2018 and 2017, respectively.
The Company has provided collateral of $8.7 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral is inventory). The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the consolidated statements of cash flows. As of the years ended December 31, 2019 and December 31, 2018, the Company had $26.3 million and $20.4 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remains outstanding as of December 31, 2019.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31, 2019	December 31, 2018
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rates of 4.3% and 6.0% at December 31, 2019 and 2018, respectively	$—	$—
Borrowings under 2021 Notes, interest at a fixed rate of 6.5%, interest payments semiannually, borrowings due April 2021, effective interest rate of 6.8% for each year ended December 31, 2019 and 2018	—	900.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.1% and 8.0% for the year ended December 31, 2019 and December 31, 2018, respectively (1)	351.1	351.6
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.1% and 8.0% for the year ended December 31, 2019 and December 31, 2018, respectively	325.0	325.0
Borrowings under 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.2% for the year ended December 31, 2019	550.0	—
Other	3.8	5.2
Finance lease obligation, at a fixed interest rate, interest and principal payments monthly through January 2027	2.7	42.4
Less unamortized debt issuance costs (2)	(18.4)	(15.8)
Less unamortized discounts	(2.9)	(3.9)
Total long-term debt	1,211.3	1,604.5
Less current portion of long-term debt	1.8	3.8
	$1,209.5	$1,600.7

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $1.1 million and $1.6 million as of December 31, 2019 and 2018, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $15.7 million and $23.5 million at December 31, 2019 and 2018, respectively.

Senior Notes
11.00% Senior Notes (the “2025 Notes”)
On October 11, 2019, the Company issued and sold $550.0 million in aggregate principal amount of 11.00% Senior Notes due April 15, 2025, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to eligible purchasers at par. The Company received net proceeds of $539.9 million net of initial purchasers’ fees and estimated expenses, which it used, along with revolver borrowings and cash on hand, to fund the redemption of $761.2 million in aggregate principal amount of outstanding 6.50% Notes due 2021. Interest on the 2025 Notes is paid semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2020.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11, 2015, the Company filed an exchange offer registration statement for the 2023 Notes with the SEC, which was declared effective on January 28, 2016. The exchange offer was completed on March 7, 2016, thereby fulfilling all of the requirements of the 2023 Notes registration rights agreement.
6.50% Senior Notes (the “2021 Notes”)
On March 31, 2014, the Company issued and sold $900.0 million in aggregate principal amount of 6.50% Senior Notes due April 15, 2021 in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at par. The Company received net proceeds of approximately $884.0 million, net of initial purchasers’ fees and expenses, which the Company used to fund the purchase price of ADF Holdings, Inc., the parent company of Anchor Drilling Fluids USA, Inc. (subsequently converted to ADF Holdings, LLC and Anchor Drilling Fluids USA, LLC), the redemption of $500.0 million in aggregate principal amount outstanding of 9.375% Senior Notes due 2019 and for general partnership purposes, including planned capital expenditures at the Company’s facilities. Interest on the 2021 Notes was paid semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2014.
On March 31, 2014, in connection with the issuance and sale of the 2021 Notes, the Company entered into a registration rights agreement with the initial purchasers of the 2021 Notes obligating the Company to use reasonable best efforts to file an exchange offer registration statement with the SEC, so that holders of the 2021 Notes can offer to exchange the 2021 Notes for registered notes having substantially the same terms as the 2021 Notes and evidencing the same indebtedness as the 2021 Notes. On March 24, 2015, the Company filed an exchange offer registration statement for the 2021 Notes with the SEC, which was declared effective on April 3, 2015. The exchange offer was completed on April 30, 2015, thereby fulfilling all of the requirements of the 2021 Notes registration rights agreement. In 2019, the Company redeemed all of the 2021 Notes with the net proceeds from the issuance of the 2025 Notes, together with borrowings under the Company’s revolving credit facility and cash on hand. In conjunction with the redemption, the Company incurred debt extinguishment costs of $2.2 million, net.
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
2022 Notes, 2023 Notes and 2025 Notes
In accordance with SEC Rule 3-10 of Regulation S-X, consolidated financial statements of non-guarantors are not required. The Company has no material assets or operations independent of its subsidiaries. Obligations under its 2022, 2023 and 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned operating subsidiaries and certain of the Company’s future operating subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X), including Calumet Finance Corp. (100%-owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Company’s indebtedness, including the 2022, 2023 and 2025 Notes). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
On September 27, 2019, the Company executed supplemental indentures to the indentures governing the 2022 and 2023 Notes, naming its wholly-owned subsidiaries Calumet Mexico, LLC, Calumet Specialty Oils de Mexico, S. de R.L. de C.V., and Calumet Specialty Products Canada, ULC as additional Guarantors (as defined in the indentures). Following the execution of these supplemental indentures, the Company no longer has material subsidiaries that do not guarantee the 2022, 2023 and 2025 Notes.
The 2022, 2023 and 2025 Notes are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the 2022, 2023 and 2025 Notes.
The indentures governing the 2022, 2023 and 2025 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2022, 2023 and 2025 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2022, 2023 and 2025 Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2019, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2022, 2023 and 2025 Notes) was 2.3. As of December 31, 2019, the Company was in compliance with all covenants under the indentures governing the 2022, 2023 and 2025 Notes.
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
On September 4, 2019, the Company entered into the First Amendment to the Credit Agreement. The amendment expands the borrowing base by $99.6 million on the Effective Date of October 11, 2019, by adding the fixed assets of the Company’s Great Falls, MT refinery as collateral to the borrowing base. The $99.6 million expansion amortizes to zero on a straight-line basis over ten quarters starting in the first quarter of 2020. Additionally, while the fixed assets of the Great Falls, MT refinery are included in the borrowing base, the first amendment provides for a 25 basis points increase in the applicable margin for loans, as well as increases the minimum availability under the revolving credit facility required for the company to be able to perform certain actions, including to make restricted payments of other distributions, sell or dispose of certain assets, make acquisitions or investments, or prepay other indebtedness. Among other conditions precedent that were required to be satisfied before the Effective Date, the Company was required to consummate an offering of at least $450.0 million aggregate principal amount of senior unsecured notes. The conditions precedent were satisfied on October 11, 2019.
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
The Credit Agreement provides for a 25 basis point reduction in the applicable margin rates beginning in the quarter after our Leverage Ratio (as defined in the Credit Agreement) is less than 5.5 to 1.0. The Company has met this test consistently since the fiscal quarter ended June 30, 2019. As of December 31, 2019, the margin was 50 basis points for prime rate based revolver loans, 150 basis points for LIBOR based rate revolver loans, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans. The margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Following the October 11, 2019 Effective Date of the first amendment

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Credit Agreement, the applicable margin rates are increased by 25 basis points for as long as the Great Falls, MT refinery assets are contributing to the borrowing base. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.
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
The borrowing capacity at December 31, 2019, under the revolving credit facility was approximately $401.9 million. As of December 31, 2019, the Company had no outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $42.5 million, leaving approximately $359.4 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of the greater of (i) 10.0% of the Borrowing Base (as defined in the Credit Agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2019, the Company was in compliance with all covenants under the revolving credit facility.
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2019. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
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
Maturities of Long-Term Debt
As of December 31, 2019, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2020	$1.8
2021	2.6
2022	350.3
2023	325.4
2024	0.4
Thereafter	551.0
Total	$1,231.5

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Derivatives
The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in the Company’s fuel products segment) and precious metals. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, to attempt to reduce the Company’s exposure with respect to:

•	crude oil purchases and sales;

•	fuel product sales and purchases;

•	precious metals purchases; and

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”), Western Canadian Select (“WCS”), WTI Midland, Mixed Sweet Blend and ICE Brent.

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
The Company is obligated to repurchase crude oil and refined products from Macquarie at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for this embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations please read Note 9 - “Inventory Financing Agreements" for additional information.
The Company recognizes all derivative instruments at their fair values as either current assets or current liabilities in the consolidated balance sheets (please read Note 12 - “Fair Value Measurements”). Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets (in millions):

		December 31, 2019			December 31, 2018
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Midland crude oil basis swaps	Derivative assets	$—	$—	$—	$1.0	$—	$1.0
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	—	—	—	1.5	—	1.5
WCS crude oil basis swaps	Derivative assets	—	(1.3)	(1.3)	16.5	(1.6)	14.9
WCS crude oil percentage basis swaps	Derivative assets	—	—	—	—	(6.1)	(6.1)
Midland crude oil basis swaps	Derivative assets	—	—	—	7.1	—	7.1
Gasoline crack spread swaps	Derivative assets	1.8	(0.5)	1.3	—	—	—
Diesel crack spread swaps	Derivative assets	0.9	(0.5)	0.4	7.4	—	7.4
Diesel percentage basis crack spread swaps	Derivative assets	—	—	—	—	(6.0)	(6.0)
2/1/1 Crack spread swap	Derivative assets	0.5	—	0.5	—	—	—
Total derivative instruments		$3.2	$(2.3)	$0.9	$33.5	$(13.7)	$19.8

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

		December 31, 2019			December 31, 2018
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(7.2)	$—	$(7.2)	$—	$—	$—
WCS crude oil basis swaps	Derivative liabilities	(1.3)	1.3	—	(1.6)	1.6	—
WCS crude oil percentage basis swaps	Derivative liabilities	—	—	—	(6.1)	6.1	—
Gasoline crack spread swaps	Derivative liabilities	(0.5)	0.5	—	—	—	—
Diesel crack spread swaps	Derivative liabilities	(0.5)	0.5	—	—	—	—
Diesel percentage basis crack spread swaps	Derivative liabilities	—	—	—	(6.0)	6.0	—
Total derivative instruments		$(9.5)	$2.3	$(7.2)	$(13.7)	$13.7	$—
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of December 31, 2019, the Company had three counterparty relationships in which the derivatives held were in net assets totaling $0.9 million. As of December 31, 2018, the Company had four counterparty relationships in which the derivatives held were in net assets totaling $19.8 million. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of December 31, 2019 or 2018. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of December 31, 2019 and 2018, the Company had provided its counterparties with no collateral.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations. The Company has entered into gasoline swaps, diesel swaps and certain other crude oil swaps that are not designated as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the Company’s crude oil, gasoline and diesel sales.
The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Gain on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2019	2018	2019	2018
Specialty products segment:
Midland crude oil basis swaps	1.6	0.9	(1.0)	1.0
Fuel products segment:
Inventory financing obligation	—	—	(8.7)	5.9
Crude oil swaps	—	—	—	(0.3)
WCS crude oil basis swaps	14.7	(1.8)	(16.2)	14.9
WCS crude oil percentage basis swaps	1.0	—	6.0	(6.1)
Midland crude oil basis swaps	11.3	6.0	(7.1)	7.1
Gasoline swaps	—	—	—	0.2
Gasoline crack spread swaps	0.1	(1.0)	1.3	1.8
Diesel swaps	—	—	—	0.2
Diesel crack spread swaps	6.3	(0.7)	(6.9)	11.5
Diesel percentage basis crack spread swaps	—	—	6.0	(6.0)
2/1/1 crack spread swaps	0.1	0.2	0.5	—
Total	$35.1	$3.6	$(26.1)	$30.2
Derivative Positions
WCS Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WCS and NYMEX WTI. At December 31, 2019, the Company had the following derivatives related to WCS crude oil purchases in its fuel products segment, which are not designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2020	544,000	5,978	$(18.92)
Total	544,000
Average differential			$(18.92)
At December 31, 2019, the Company had no derivatives related to WCS crude oil basis sales in its fuel products segment, as all positions outstanding at December 31, 2018 were settled during 2019.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2018, the Company had the following derivatives related to WCS crude oil purchases in its fuel products segment, none of which were designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2019	419,000	4,656	$(28.10)
Second Quarter 2019	455,000	5,000	$(28.22)
Third Quarter 2019	460,000	5,000	$(28.22)
Fourth Quarter 2019	460,000	5,000	$(28.22)
Total	1,794,000
Average differential			$(28.19)
At December 31, 2018, the Company had the following derivatives related to WCS crude oil basis sales in its fuel products segment, none of which were designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2019	388,000	4,311	$(19.84)
Second Quarter 2019	455,000	5,000	$(19.84)
Third Quarter 2019	460,000	5,000	$(19.84)
Fourth Quarter 2019	460,000	5,000	$(19.84)
Total	1,763,000
Average differential			$(19.84)
WCS Crude Oil Percentage Basis Swap Contracts
The Company has entered into derivative instruments to secure a percentage differential of WCS crude oil to NYMEX WTI. At December 31, 2019, the Company had no derivatives related to WCS crude oil percentage basis swap purchases in its fuel products segment, as all positions outstanding at December 31, 2018 were settled during 2019.
At December 31, 2018, the Company had the following derivatives related to WCS crude oil percentage basis swap purchases in its fuel products segment, none of which were designated as hedges:

WCS Crude Oil Percentage Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	66.32%
Second Quarter 2019	455,000	5,000	66.32%
Third Quarter 2019	460,000	5,000	66.32%
Fourth Quarter 2019	460,000	5,000	66.32%
Total	1,825,000
Average percentage			66.32%
Midland Crude Oil Basis Swap Contracts
The Company has entered into crude oil basis swaps to mitigate the risk of future changes in pricing differentials between WTI Midland and NYMEX WTI. At December 31, 2019, the Company had no derivatives related to Midland crude oil basis swap purchases in its fuel products segment, as all positions outstanding at December 31, 2018 were settled during 2019.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2018, the Company had the following derivatives related to Midland crude oil basis swap purchases in its fuel products segment, none of which were designated as hedges:

Midland Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2019	501,500	5,572	$(12.79)
Second Quarter 2019	773,500	8,500	$(11.74)
Total	1,275,000
Average differential			$(12.27)
Gasoline Crack Spread Swap Contracts
At December 31, 2019, the Company had the following derivatives related to gasoline crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2020	591,500	6,500	$12.54
Second Quarter 2020	379,000	4,165	$16.41
Third Quarter 2020	368,000	4,000	$15.24
Fourth Quarter 2020	368,000	4,000	$9.77
Total	1,706,500
Average price			$13.38
At December 31, 2018, the Company had no derivatives related to gasoline crack spread swap sales in its fuel products segment.
Diesel Crack Spread Swap Contracts
At December 31, 2019, the Company had the following derivatives related to diesel crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2020	500,500	5,500	$22.15
Second Quarter 2020	379,000	4,165	$21.68
Third Quarter 2020	368,000	4,000	$22.23
Fourth Quarter 2020	368,000	4,000	$21.91
Total	1,615,500
Average price			$22.00
At December 31, 2018, the Company had the following derivatives related to diesel crack spread swap sales in its fuel products segment, none of which were designated as hedges:

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diesel Percentage Basis Crack Spread Swap Contracts
The Company has entered into diesel crack spread derivative instruments to secure a fixed percentage of gross profit on diesel in excess of the floating value of NYMEX WTI crude oil. At December 31, 2019, the Company had no derivatives related to diesel percentage basis crack spread swap sales in its fuel products segment, as all positions outstanding at December 31, 2018 were settled during 2019.
At December 31, 2018, the Company had the following derivatives related to diesel percentage basis crack spread swap sales in its fuel products segment, none of which were designated as hedges:

Diesel Percentage Basis Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Fixed Percentage of NYMEX WTI (Average % of WTI/Bbl)
First Quarter 2019	450,000	5,000	138.38%
Second Quarter 2019	455,000	5,000	138.38%
Third Quarter 2019	460,000	5,000	138.38%
Fourth Quarter 2019	460,000	5,000	138.38%
Total	1,825,000
Average percentage			138.38%
2/1/1 Crack Spread Swap Contracts
At December 31, 2019, the Company had the following derivatives related to 2/1/1 crack spread swap sales in its fuel products segment, none of which are designated as hedges:

2/1/1 Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2020	364,000	4,000	$17.43
Second Quarter 2020	30,000	330	$19.50
Total	394,000
Average price			$17.58
At December 31, 2018, the Company had no derivatives related to 2/1/1 crack spread swap sales in its fuel products segment.
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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2019 and 2018, the Company’s net assets changed by an immaterial amount.
Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the hedging entities and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Please read Note 11 - “Derivatives” for further information on derivative instruments.
Pension Assets
Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2019, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
At December 31, 2018, the Company’s investments associated with its Pension Plan primarily consisted of mutual funds. The mutual funds are valued at the net asset value (“NAV”) of shares in each fund held by the Pension Plan at quarter end as provided by the respective investment sponsors or investment advisers. Plan investments can be redeemed within a short time frame (approximately 10 business days), if requested. Please read Note 15 - “Employee Benefit Plans” for further information on pension assets.
Liability Awards
Unit-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in equity units (“Liability Awards”). The Liability Awards are categorized as Level 1 because the fair value of the Liability Awards is based on the Company’s quoted closing unit price as of each balance sheet date.
Renewable Identification Numbers Obligation
The Company’s RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. Please read Note 8 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
Precious Metals Leases
The fair value of precious metals leases is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Inventory financing obligation	$—	$—	$—	—	$—	$—	$1.5	$1.5
WCS crude oil basis swaps	—	—	(1.3)	(1.3)	—	—	14.9	14.9
WCS crude oil percentage basis swaps	—	—	—	—	—	—	(6.1)	(6.1)
Midland crude oil basis swaps	—	—	—	—	—	—	8.1	8.1
Gasoline crack spread swaps	—	—	1.3	1.3	—	—	—	—
Diesel crack spread swaps	—	—	0.4	0.4	—	—	7.4	7.4
Diesel percentage basis crack spread swaps	—	—	—	—	—	—	(6.0)	(6.0)
2/1/1 Crack spread swaps	—	—	0.5	0.5	—	—	—	—
Total derivative assets	—	—	0.9	0.9	—	—	19.8	19.8
Pension Plan investments	32.5	—	—	32.5	0.1	—	—	0.1
Total recurring assets at fair value	$32.5	$—	$0.9	$33.4	$0.1	$—	$19.8	$19.9
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(7.2)	$(7.2)	$—	$—	$—	$—
Total derivative liabilities	—	—	(7.2)	(7.2)	—	—	—	—
RINs obligation	—	(13.0)	—	(13.0)	—	(15.8)	—	(15.8)
Precious metals leases	(5.8)	—	—	(5.8)	(5.6)	—	—	(5.6)
Liability Awards	(7.4)	—	—	(7.4)	(2.7)	—	—	(2.7)
Total recurring liabilities at fair value	$(13.2)	$(13.0)	$(7.2)	$(33.4)	$(8.3)	$(15.8)	$—	$(24.1)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,
	2019	2018
Fair value at January 1,	$19.8	$(10.4)
Realized gain on derivative instruments	(35.1)	(3.6)
Unrealized gain (loss) on derivative instruments	(26.1)	30.2
Settlements	35.1	3.6
Fair value at December 31,	$(6.3)	$19.8
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$(26.1)	$30.2
All settlements from derivative instruments not designated as hedges are recorded in gain (loss) on derivative instruments in the consolidated statements of operations. Please read Note 11 - “Derivatives” for further information on derivative instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The Company reviews for goodwill impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 7 - “Goodwill and Other Intangible Assets” for further information on goodwill impairment.
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 2 - “Summary of Significant Accounting Policies” for further information on long-lived asset impairment.
The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company records this investment using a measurement alternative which measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. The investment in FHC is recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized, the Company would classify this asset as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. In 2019, the Company recorded an impairment charge of $25.4 million on the investment in FHC and the categorization of the framework used to value the assets is considered Level 3. Please read Note 6 - “Investment in Unconsolidated Affiliates” for further information.
Estimated Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash
The carrying value of cash, cash equivalents and restricted cash are each considered to be representative of their fair value.
Debt
The estimated fair value of long-term debt at December 31, 2019 and 2018, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s senior notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. Please read Note 10 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		December 31, 2019		December 31, 2018
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2022 and 2023 Senior notes	1	$676.4	$668.1	$1,287.4	$1,560.7
2025 Senior notes	2	$598.8	$540.5	$—	$—
Finance leases and other obligations	3	$6.5	$6.5	$47.6	$47.6
13. Partners’ Capital
Units Authorized
As of December 31, 2019 and 2018, the Company has 91,073,023 of common units authorized for issuance.
Units Outstanding
Of the 77,560,355 common units outstanding at December 31, 2019, 61,110,374 common units were held by the public, with the remaining 16,449,981 common units held by the Company’s affiliates (including members of the Company’s general partner and their families).
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
The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the credit agreement) then in effect, or 25% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $60.0 million (which amount is subject to increase in proportion to revolving commitment increases) plus the amount of FILO loans outstanding. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 10.0% of the Borrowing Base (as defined in the credit agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (b) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases) plus the amount of FILO loans outstanding, the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the credit agreement) of at least 1.0 to 1.0. The indentures governing the 2022 Notes, 2023 Notes and 2025 Notes provide that if the Company’s fixed charge coverage ratio (as defined in the indentures) for the most recently ended four full fiscal quarters is not less than 1.75 to 1.0, the Company will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indentures. If the Company’s fixed charge coverage ratio is less than 1.75 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to (i) a $210.0 million basket for the 2022 Notes and (ii) a $225.0 million basket for the 2023 Notes, subject to certain customary adjustments described in the indentures. If the Company’s fixed charge coverage ratio is less than 3.0 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to a $25.0 million basket for the 2025 Notes, also subject to certain customary adjustments described in the indentures.
The Company’s distribution policy is as defined in its partnership agreement. In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders. The board of directors of the Company’s general partner will continue to evaluate the Company’s ability to reinstate the quarterly cash distribution. The Company made no distributions to its partners for the years ended December 31, 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, the general partner was allocated no incentive distribution rights.
14. Unit-Based Compensation
The Company’s general partner originally adopted a Long-Term Incentive Plan on January 24, 2006, which was amended and restated effective December 10, 2015 (the “LTIP”), for its employees, consultants and directors and its affiliates who perform services for the Company. The LTIP provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for certain events, an aggregate of 3,883,690 common units may be delivered pursuant to awards under the LTIP. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the Company’s general partner’s board of directors.
Liability Awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in equity units. Phantom unit Liability Awards are recorded in accrued salaries, wages and benefits in the consolidated balance sheets based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards are updated at each balance sheet date and changes in the fair values of the vested portions of the awards are recorded as increases or decreases to compensation expense within general and administrative expense in the consolidated statements of operations.
Phantom Units
Non-employee directors of the Company’s general partner have been granted phantom units under the terms of the LTIP as part of their director compensation package related to fiscal years 2019, 2018 and 2017. The phantom units granted related to fiscal years 2019, 2018 and 2017 have a three-year service period with the 25% vesting on the Grant Date and an additional 25% vesting on each subsequent December 31 with final vesting occurring on the third December 31 following the grant date. Although ownership of common units related to the vesting of such LTIP phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
Non-employee directors of the Company’s general partner are eligible to defer their fees earned into the Deferred Compensation Plan. When directors elect to defer any portion of their compensation into the plans, these deferred amounts are credited to the participant in the form of phantom units. The compensation committee may recommend a matching contribution for the deferred fees at its discretion.
For the year ended December 31, 2017, named executive officers were awarded phantom units as part of the Company’s achievement of specified levels of financial performance in fiscal year 2017. For the year ended December 31, 2018, certain named executive officers were awarded phantom units based on the Company’s achievement of specified levels of financial performance for the fiscal year 2018 which were awarded in 2019. These phantom units are subject to time-vesting requirements whereby 100% of the phantom units vest in three years. Although ownership of common units related to the vesting of such phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant. For the years ended December 31, 2018 and December 31, 2019, certain named executive officers were awarded phantom units as partial settlement of our annual incentive bonus program, which was based on the Company’s achievement of specified levels of financial performance for the fiscal year 2018 or 2019, as applicable, which were deferred into our Deferred Compensation Plan as fully vested phantom units.
For unit-based compensation equity awards granted, the Company uses the market price of its common units on the grant date to calculate the fair value and related compensation cost of the phantom units. The Company amortizes this compensation cost to partners’ capital and general and administrative expense in the consolidated statements of operations using the straight-line method over the service period, as it expects these units to fully vest.
Unit-based compensation liability awards are recorded in accrued salaries, wages and benefits based on the fair value of the vested portion of the awards on the balance sheet date. The fair value of liability awards is updated at each balance sheet date and changes in the fair value of the vested portions of the liability awards are recorded as increases or decreases to compensation expense recorded in general and administrative expense in the consolidated statements of operations.
Performance Units
In 2017, the Company granted certain named executive officers and other executives performance units with market performance conditions. The award will vest when market performance conditions are met during the period commencing January 1, 2017 and ending December 31, 2020. As of December 31, 2019, a portion of the performance units are equity-classified awards, in which the fair value was determined on the grant date by application of the Monte Carlo simulation model. In addition, a portion of the performance units are liability-classified awards and the fair value was determined by the market price of the Company’s common units on the grant date and remeasured at each balance sheet date. The Company amortizes this compensation over the service period only if the performance condition is considered probable of occurring.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested phantom units and performance units as of December 31, 2019, and the changes during the years ended December 31, 2019, 2018 and 2017, are presented below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	754,833	$9.58
Granted	2,753,507	4.10
Vested	(925,199)	7.30
Forfeited	(47,363)	9.73
Non-vested at December 31, 2017	2,535,778	$3.11
Granted	1,030,174	6.29
Vested	(1,175,363)	6.97
Forfeited	(120,082)	6.83
Non-vested at December 31, 2018	2,270,507	$5.71
Granted	1,653,340	3.01
Vested	(883,511)	4.28
Forfeited	(139,048)	4.10
Non-vested at December 31, 2019	2,901,288	$5.21
For the year ended December 31, 2019, compensation expense of $5.9 million was recognized in the consolidated statements of operations related to unit grants, including $4.1 million attributable to Liability Awards for the year ended December 31, 2019. For the year ended December 31, 2018, compensation income, net, of $1.2 million was recognized in the consolidated statements of operations related to vested phantom unit grants, including income of $4.4 million attributable to Liability Awards for the year ended December 31, 2018 caused by the decline in the Company’s unit price during 2018. For the year ended December 31, 2017, compensation expense of $11.6 million was recognized in the consolidated statements of operations related to vested phantom unit grants, including $7.0 million attributable to Liability Awards for the year ended December 31, 2017. As of December 31, 2019 and 2018, there was a total of $7.1 million and $10.3 million, respectively, of unrecognized compensation costs related to non-vested phantom unit grants, including $5.9 million attributable to Liability Awards for the year ended December 31, 2019. These costs are expected to be recognized over a weighted-average period of approximately one year. The total fair value of phantom units vested during the years ended December 31, 2019, 2018 and 2017, was $3.2 million, $8.0 million and $7.2 million, respectively.
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
The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2019	2018	2017
401(k) Plan matching contribution expense	$5.9	$5.4	$5.7
Defined Benefit Pension Plan
The Company has domestic noncontributory defined benefit plans for those salaried employees as well as those employees represented by either the United Steelworkers (the “USW”) or the International Union of Operating Engineers (the “IUOE”); who (i) were formerly employees of Penreco and became employees of the Company as a result of the acquisition of Penreco on January 3, 2008 (the “Penreco Pension Plan”) or (ii) were formerly employees of Montana Refining Company, Inc. and who

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became employees of the Company as a result of the acquisition of the Great Falls refinery on October 1, 2012 (the “Great Falls Pension Plan” and together with the Penreco Pension Plan, the “Pension Plan”). The Company sold the Superior Refinery in 2017 and Husky assumed the retirement plan covering the Superior employees. Therefore, during 2017, the pension benefit obligation was reduced and certain applicable retirement plan assets were distributed to Husky related to the plan liabilities assumed by Husky. As a result of the completion of the sale of the Superior Refinery, the Company was required to remeasure certain pension plan obligations, which resulted in immaterial impact to the consolidated statements of operations in 2017.
During 2019, the Company made an immaterial amount of contributions to its Pension Plan and expects to contribute less than $0.1 million to its Pension Plan in 2020.
Under the Penreco Pension Plan, benefits are based primarily on years of service for USW and IUOE represented employees and the employee’s final 60 months’ average compensation for salaried employees. In 2009, the Company amended the Penreco Pension Plan, which curtailed Penreco employees from accumulating additional benefits subsequent to December 31, 2009.
Under the Great Falls Pension Plan, benefits are based primarily on years of service and the employees’ 36 months’ highest average compensation for salaried employees. Effective October 1, 2012, the date of the acquisition of the Great Falls refinery, the Company amended the Montana Pension Plan, which curtailed only the Montana salaried employees from accumulating additional benefits subsequent to October 31, 2012. Effective August 31, 2015, the Company again amended the Great Falls Pension Plan, which curtailed the collective bargaining employees from accumulating additional benefits subsequent to December 31, 2015. The Company recorded no curtailment gain for the years ended December 31, 2019, 2018 and 2017.
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
Effective 2009, the Company amended the Penreco Other Plan, which curtailed employees from accumulating additional benefits subsequent to February 28, 2009. The long-term accrued benefit obligation recognized in the consolidated balance sheets for the Penreco Other Plan was $0.2 million as of December 31, 2019 and 2018. In addition, there was no other post-retirement benefit income related to this plan for years ended December 31, 2019 and 2018.
The change in the benefit obligations, change in the plan assets, funded status and amounts recognized in the consolidated balance sheets were as follows (in millions):

	Year Ended December 31,
	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$35.6	$38.3
Service cost	—	0.1
Interest cost	1.5	1.3
Benefit payments	(2.4)	(1.6)
Actuarial (gain) loss	5.5	(2.5)
Benefit obligation at end of year	$40.2	$35.6
Change in plan assets:
Fair value of plan assets at beginning of year	$31.3	$35.4
Benefit payments	(2.4)	(1.6)
Actual return on assets	3.6	(2.5)
Fair value of plan assets at end of year	$32.5	$31.3
Funded status — benefit obligation in excess of plan assets	$(7.7)	$(4.3)
Reconciliation of amounts recognized in the consolidated balance sheets:
Accrued benefit obligation, long-term	$(7.7)	$(4.3)
Unrecognized net actuarial loss	10.8	7.5
Accumulated other comprehensive loss	10.8	7.5
Net amount recognized at end of year	$3.1	$3.2

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated and projected benefit obligations for the Pension Plan were $40.2 million and $35.6 million as of December 31, 2019 and 2018, respectively. Selected information for the Company’s Pension Plan with an accumulated and projected benefit obligation in excess of plan assets were as follows (in millions):

	Year Ended December 31,
	2019	2018
Accumulated and projected benefit obligation	$40.2	$35.6
Fair value of plan assets	$32.5	$31.3
The components of net periodic benefit cost (income) were as follows (in millions):

	Pension Plan
	Year Ended December 31,
	2019	2018	2017
Service cost	$—	$0.1	$0.1
Interest cost	1.5	1.3	2.3
Expected return on assets	(1.5)	(1.7)	(2.9)
Amortization of net loss	—	0.1	0.2
Settlement loss recognized	0.2	—	0.7
Net periodic benefit cost (income)	$0.2	$(0.2)	$0.4
The components of net periodic benefit cost (income), other than the service cost component, are presented in the Other financial statement line of Other income (expense) in the consolidated statements of operations.
The components of changes recognized in other comprehensive (income) loss for the Pension Plan were as follows (in millions):

	Pension Plan
	Year Ended December 31,
	2019	2018	2017
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$3.5	$1.6	$(0.2)
Amounts recognized as a component of net periodic benefit cost:
Amortization of actual gains	(0.2)	(0.1)	(0.9)
Total recognized in other comprehensive (income) loss	$3.3	$1.5	$(1.1)
The portion relating to the Pension Plan classified in accumulated other comprehensive loss includes losses of $10.8 million and $7.5 million as of December 31, 2019 and 2018, respectively. In 2020, the estimated amount that will be amortized from accumulated other comprehensive loss includes a net loss of $0.3 million for the Pension Plan.
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
All pension plans have a December 31 measurement date. The significant weighted average assumptions used to determine the benefit obligations for the years ended December 31, 2019 and 2018, were as follows:

	Benefit Obligations Assumptions
	2019	2018
Discount rate for Penreco Pension Plan	3.15%	4.18%
Discount rate for Great Falls Pension Plan	3.14%	4.16%

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant weighted average assumptions used to determine the net periodic benefit cost (income) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Net Periodic Benefit (Income) Cost Assumptions
	2019	2018	2017
Discount rate for Penreco Pension Plan	4.18%	3.56%	4.08%
Discount rate for Superior Pension Plan	—	—%	4.06%
Discount rate for Great Falls Pension Plan	4.16%	3.54%	4.04%
Expected return on plan assets for Penreco Pension Plan (1)	5.00%	5.00%	6.35%
Expected return on plan assets Superior Pension Plan (1)	—	—%	6.35%
Expected return on plan assets for Great Falls Pension Plan (1)	5.00%	5.00%	6.35%

(1)
The Company considered the historical returns, the future expectation for returns for each asset class and fair value of the plan assets, as well as the target asset allocation of the Pension Plan portfolio, which was developed in accordance with the Company’s Statement of Investment Policy, to develop the expected long-term rate of return on plan assets.

Investment Policy
The Benefits Plan Committee (the “Investment Committee”) is responsible for the overall management of the Pension Plan assets, and its responsibilities encompass establishing the investment strategies and policies, monitoring the management of plan assets, reviewing the asset allocation mix on a regular basis, monitoring the performance of the Pension Plan assets to determine whether the investments objectives are met and guidelines followed and taking the appropriate action if objectives are not followed. The Company uses different investment managers with various asset management objectives to eliminate any significant concentration of risk. The Investment Committee believes there are no significant concentrations of risks associated with the investment assets. The Company’s investment advisor will assist in the continual assessment of assets and the potential reallocation of certain investments and will evaluate the selection of investment managers for the Pension Plan assets based on such factors as organizational stability, depth of resources, experience, investment strategy and process, performance expectations and fees.
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
The assets are invested in accordance with prudent expert standards as mandated by the Employee Retirement Income Security Act (“ERISA”). The Pension Plan’s target asset allocation based on funded status is currently comprised of the following:

Asset Class	Range of Asset Allocation	Target Allocation
Equity funds	20–50%	40%
Fixed income	50–80%	60%
Investment Fund Strategies
Domestic equity funds include funds that invest in U.S. common and preferred stocks. Foreign equity funds invest in securities issued by companies listed on international stock exchanges. Certain funds have value and growth objectives and managers may attempt to profit from security mis-pricing in equity markets to meet these objectives. Short-term investments (including commercial paper, certificates of deposits and government repurchase agreements) and derivatives may be used for hedging purposes to limit exposure to various risk factors.
Fixed income funds invest primarily in U.S. dollar-denominated, investment grade bonds, including U.S. Treasury and government agency securities, corporate bonds and mortgage and asset-backed securities. These funds may also invest in any combination of non-investment grade bonds, non-U.S. dollar-denominated bonds and bonds issued by issuers in emerging capital markets. Short-term investments (including commercial paper, certificates of deposits and government repurchase agreements) and derivatives may be used for hedging purposes to limit exposure to various risk factors.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Pension Plan asset allocations, as of December 31, 2019 and 2018, by asset category, are as follows:

	2019	2018
Cash and cash equivalents	1%	—%
Equity funds	27%	—%
Balanced funds	4%	—%
Domestic equities	—%	10%
Foreign equities	—%	11%
Fixed income	68%	79%
	100%	100%
At December 31, 2019, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy. During 2019, the Company entered into a new investment strategy of investing in exchange traded funds which resulted in the pension assets being categorized in Level1.
At December 31, 2018, the Company’s investments associated with its Pension Plan primarily consisted of (i) cash and cash equivalents and (ii) mutual funds. Mutual funds are valued based on the NAV per share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices. NAV’s are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV does not reflect fair value or is not determined as of the financial reporting measurement date, the Company will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, the Company will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation. Please read Note 12 for the definition of Level 1.
The Company’s Pension Plan assets measured at fair value, were as follows (in millions):

	Fair Value of Pension Assets at December 31,
	2019		2018
	Level 1	Total	Level 1	Total
Cash and cash equivalents	$0.3	$0.3	$0.1	$0.1
Fixed income	22.2	22.2	—	—
Equity funds	8.8	8.8	—	—
Balanced funds	1.2	1.2	—	—
Total plan assets subject to leveling	$32.5	$32.5	$0.1	$0.1
Plan assets measured at net asset value
Domestic equities		—		3.2
Foreign equities		—		3.4
Fixed income		—		24.6
Total plan assets measured at net asset value		—		31.2
Total plan assets		$32.5		$31.3

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be paid in the years indicated as of December 31, 2019 (in millions):

Pension Benefits
2020	$1.9
2021	2.0
2022	2.0
2023	2.2
2024	2.1
2025 to 2029	11.7
Total	$21.9
16. Accumulated Other Comprehensive Loss
The table below sets forth a summary of changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019 and 2018 (in millions):

	Derivatives	Defined Benefit Pension And Retiree Health Benefit Plans	Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive loss at December 31, 2017	$—	$(6.0)	$(1.2)	$(7.2)
Other comprehensive loss before reclassifications	—	(1.6)	—	(1.6)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Net current period other comprehensive loss	—	(1.5)	—	(1.5)
Accumulated other comprehensive loss at December 31, 2018	$—	$(7.5)	$(1.2)	$(8.7)
Other comprehensive gain (loss) before reclassifications	0.2	(3.5)	—	(3.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	1.2	1.4
Net current period other comprehensive income (loss)	0.2	(3.3)	1.2	(1.9)
Accumulated other comprehensive income (loss) at December 31, 2019	$0.2	$(10.8)	$—	$(10.6)
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive loss in the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018 (in millions):

Components of Accumulated Other Comprehensive Loss	2019	2018	Location of Loss
Amortization of defined benefit pension plan net loss	$(0.2)	$(0.1)	(1)
Realized loss on foreign currency translation adjustment	(1.2)	—	Other income (expense)
	$(1.4)	$(0.1)	Total

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost. Please read Note 15 - “Employee Benefit Plans” for additional information.
17. Income Taxes
The Company, as a partnership, is generally not liable for federal and state income taxes on the earnings of Calumet Specialty Products Partners, L.P. and its wholly-owned subsidiaries. However, the Company conducts certain activities through immaterial, wholly-owned subsidiaries that are corporations, which in certain circumstances are subject to federal, state and local income taxes. Additionally, the Company is subject to franchise taxes in certain states. Income taxes on the earnings of the Company, with the exception of the above-mentioned taxes, are the responsibility of its partners, with earnings of the Company included in partners’ earnings.
For the years ended December 31, 2019 and 2018, an income tax expense of $0.5 million and $0.7 million, respectively, was recognized, as compared to an income tax benefit of $0.1 million for the year ended December 31, 2017.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.
18. Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Year Ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings per limited partner unit:
Net loss from continuing operations	$(43.6)	$(51.0)	$(31.3)
Less:
General partner’s interest in net loss from continuing operations	(0.9)	(1.0)	(0.6)
Net loss from continuing operations available to limited partners	$(42.7)	$(50.0)	$(30.7)
Net loss from discontinued operations available to limited partners	—	(4.0)	(71.0)
Net loss available to limited partners	$(42.7)	$(54.0)	$(101.7)
Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding (1)	78,212,136	77,943,992	77,598,950
Limited partners’ interest basic and diluted net loss per unit:
From continuing operations	$(0.55)	$(0.64)	$(0.40)
From discontinued operations	—	(0.05)	(0.91)
Limited partners’ interest	$(0.55)	$(0.69)	$(1.31)

(1)
Total diluted weighted average limited partner units outstanding includes 0.1 million of potentially dilutive phantom units which would have been anti-dilutive for the year ended December 31, 2019 and 0.2 million potentially dilutive phantom units which would be anti-dilutive in the years ended December 31, 2018 and 2017.

19. Transactions with Related Parties
During the years ended December 31, 2019, 2018 and 2017, the Company had product sales to related parties, excluding the transactions discussed below, of $40.2 million, $31.3 million and $37.9 million, respectively. Trade accounts and other receivables from related parties at December 31, 2019 and 2018 were $1.9 million and $0.9 million, respectively. The Company also had purchases from related parties, excluding the transactions discussed below, during the years ended December 31, 2019, 2018 and 2017 of $14.2 million, $10.7 million and $7.1 million, respectively. Accounts payable to related parties, excluding accounts payable related to the transactions discussed below, were $3.1 million and $0.9 million, at December 31, 2019 and 2018, respectively.
The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
During the year ended December 31, 2019, the Company entered into a Master Reimbursement Agreement with The Heritage Group, whereby The Heritage Group may incur or pay certain fees, expenses or obligations on behalf of the Company, and the Company shall reimburse The Heritage Group for such incurrence or payment in either cash or common units of the Company, subject to a limit of 4.0 million units valued at $3.60 per unit. As of December 31, 2019, the Company has accrued approximately $3.8 million for expenses incurred by The Heritage Group and its affiliated entities on behalf of the Company in accounts payable in the consolidated balance sheets. Effective December 31, 2019, The Heritage Group elected cash reimbursement, with no further payment obligations in regard to the Master Reimbursement Agreement. Consistent with The Heritage Group’s election, this triggered the obligation to be settled based upon the terms of the agreement in January 2020.
20. Segments and Related Information
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

•	Fuel Products. The fuel products segment produces primarily gasoline, diesel, jet fuel and asphalt which are primarily sold to customers located in the PADD 3 and PADD 4 areas within the U.S.

•	Corporate. The corporate segment primarily consists of general and administrative expenses not allocated to the specialty products or fuel products segments.
Prior to the sale of Anchor, as disclosed in Note 4 - “Discontinued Operations,” the Company reported an oilfield services segment, which was solely comprised of Anchor. As a result of Anchor’s classification as a discontinued operation, the Company removed the oilfield services segment.
During the third quarter of 2019, the CODM changed how the Company assesses performance, allocates resources, and allocates certain costs. In response to those changes, a corporate segment was added. Prior to the third quarter of 2019, various pricing models were used in determining the calculation of inter-segment sales. Beginning in the third quarter of 2019, all inter-segment sales are calculated using market-based transfer pricing. Further, cost allocations were modified to conform to the new segment alignments. This change in management reporting has resulted in an increase in the inter-segment sales reported by the Company’s specialty products operating segment. Prior period amounts have been recast to conform with the current presentation. These changes in management reporting had no impact on consolidated revenue, segment reporting of external sales or consolidated Adjusted EBITDA.
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 - “Summary of Significant Accounting Policies,” except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers at cost plus a specified mark-up. The Company will periodically refine its expense allocation methodology for its segment reporting as more refined information becomes available and the industry or market changes. The Company evaluates performance, based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark to market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net loss realized in connection with an asset sale that was deducted in computing net income (loss) and (g) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segment information is as follows (in millions):

Year Ended December 31, 2019	Specialty Products	Fuel Products (1)	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,354.1	$2,098.5	$—	$—	$3,452.6
Inter-segment sales	93.2	47.7	—	(140.9)	—
Total sales	$1,447.3	$2,146.2	$—	$(140.9)	$3,452.6
Income from unconsolidated affiliates	$3.8	$—	$—	$—	$3.8

Adjusted EBITDA	$220.2	$182.0	$(97.6)	$—	$304.6
Reconciling items to net loss:
Depreciation and amortization	47.1	74.7	7.6	—	129.4
Loss on impairment and disposal of assets	—	11.6	25.4	—	37.0
Loss on sale of business, net	—	8.7	—	—	8.7
Interest expense	—	16.3	118.3	—	134.6
Debt extinguishment costs	—	—	2.2	—	2.2
Unrealized loss on derivatives	1.0	25.1	—	—	26.1
Gain on sale of unconsolidated affiliate	(1.2)	—	—	—	(1.2)
Other non-recurring expenses					3.5
Equity based compensation and other items					7.4
Income tax expense					0.5
Net loss from continuing operations					$(43.6)

Year Ended December 31, 2018	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,382.4	$2,115.1	$—	$—	$3,497.5
Inter-segment sales	98.1	81.3	—	(179.4)	—
Total sales	$1,480.5	$2,196.4	$—	$(179.4)	$3,497.5
Loss from unconsolidated affiliates	$(3.7)	$—	$—	$—	$(3.7)

Adjusted EBITDA	$162.2	$199.2	$(97.5)	$—	$263.9
Reconciling items to net loss:
Depreciation and amortization	50.1	72.2	8.6	—	130.9
Gain on sale of business, net	—	4.8	—	—	(4.8)
Interest expense	0.2	23.1	132.2	—	155.5
Debt extinguishment costs	—	—	58.8	—	58.8
Unrealized gain on derivatives	(1.0)	(29.2)	—	—	(30.2)
Equity-based compensation and other items					4.0
Income tax expense					0.7
Net loss from continuing operations					$(51.0)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2017	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,300.4	$2,463.4	$—	$—	$3,763.8
Inter-segment sales	78.1	63.0	—	(141.1)	—
Total sales	$1,378.5	$2,526.4	$—	$(141.1)	$3,763.8
Loss from unconsolidated affiliates	$—	$—		$—	$—

Adjusted EBITDA	$188.3	$225.8	$(99.8)	$—	$314.3
Reconciling items to net loss:
Depreciation and amortization	69.1	106.4	3.6	—	179.1
Loss on impairment and disposal of assets	60.3	147.0	—	—	207.3
Gain on sale of business, net	—	(236.0)	—	—	(236.0)
Interest expense	(1.7)	12.8	172.0	—	183.1
Unrealized gain on derivatives	(1.0)	(2.6)	—	—	(3.6)
Equity-based compensation and other items					15.8
Income tax benefit					(0.1)
Net loss from continuing operations					$(31.3)

(1)
Adjusted EBITDA for the Fuel Products segment for the year ended December 31, 2019 included a $6.5 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a 2012 pipeline rupture in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional crude transportation expenses.

Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the three years ended December 31, 2019, 2018 and 2017. Substantially all of the Company’s long-lived assets are domestically located.
Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. The following table sets forth the major product category sales for each segment (dollars in millions):

	Year Ended December 31,
	2019		2018		2017
Specialty products:
Lubricating oils	$593.1	17.2%	$600.1	17.2%	$584.2	15.5%
Solvents	325.9	9.4%	331.9	9.5%	274.4	7.3%
Waxes	119.3	3.4%	117.0	3.3%	117.2	3.1%
Packaged and synthetic specialty products	230.8	6.7%	256.8	7.3%	260.7	6.9%
Other	85.0	2.5%	76.6	2.2%	63.9	1.7%
Total	1,354.1	39.2%	1,382.4	39.5%	1,300.4	34.5%
Fuel products:
Gasoline	679.6	19.7%	683.1	19.5%	948.5	25.2%
Diesel	859.1	24.9%	910.0	26.0%	877.9	23.4%
Jet fuel	134.6	3.9%	100.1	2.9%	135.0	3.6%
Asphalt, heavy fuel oils and other	425.2	12.3%	421.9	12.1%	502.0	13.3%
Total	2,098.5	60.8%	2,115.1	60.5%	2,463.4	65.5%
Consolidated sales	$3,452.6	100.0%	$3,497.5	100.0%	$3,763.8	100.0%

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers
During the years ended December 31, 2019, 2018 and 2017, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the years ended December 31, 2019, 2018 and 2017, the Company had two suppliers that supplied approximately 62.3%, 58.8% and 65.7%, respectively, of its crude oil supply.
21. Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in millions, except unit and per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2019
Sales	$851.3	$896.9	$929.6	$774.8	$3,452.6
Gross profit	136.0	107.1	117.8	90.8	451.7
Net income (loss) from continuing operations	16.4	(16.8)	(4.6)	(38.6)	(43.6)
Net income (loss)	16.4	(16.8)	(4.6)	(38.6)	(43.6)
Net income (loss) available to limited partners	16.0	(16.5)	(4.5)	(37.8)	(42.7)
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$0.20	$(0.21)	$(0.06)	$(0.48)	$(0.55)
Limited partners’ interest	$0.20	$(0.21)	$(0.06)	$(0.48)	$(0.55)

Basic weighted average limited partner units outstanding	78,111,551	78,212,837	78,299,472	78,332,671
Diluted weighted average limited partner units outstanding	78,175,007	78,212,837	78,299,472	78,332,671

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2018
Sales	$750.5	$945.5	$953.5	$848.0	$3,497.5
Gross profit	113.2	123.4	104.3	95.8	436.7
Net income (loss) from continuing operations	(2.9)	(51.2)	(16.0)	19.1	(51.0)
Net loss from discontinued operations	(1.9)	(0.7)	(0.5)	(1.0)	(4.1)
Net income (loss)	(4.8)	(51.9)	(16.5)	18.1	(55.1)
Net income (loss) available to limited partners	(4.7)	(50.9)	(16.1)	17.7	(54.0)
Limited partners’ interest basic and diluted net income (loss) per unit:
From continuing operations	$(0.04)	$(0.64)	$(0.20)	$0.24	$(0.64)
From discontinued operations	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)
Limited partners’ interest	$(0.06)	$(0.65)	$(0.21)	$0.23	$(0.69)

Basic weighted average limited partner units outstanding	78,045,360	77,730,458	77,783,879	78,086,357
Diluted weighted average limited partner units outstanding	78,045,360	77,730,458	77,783,879	78,218,831

(1)	The sum of the four quarters may not equal the total year due to rounding.
22. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to fifteen years, some of which include options to extend the lease for up to 35 years, and some of which include options to terminate the lease within one year. Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective transition approach that applied the new standard to

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all leases existing at the effective date of the standard with no restatement of prior periods. Given the adoption of ASU 2016-02, the Company’s operating leases have been included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company’s finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, less current portion in the consolidated balance sheets, which remains consistent with the Company’s presentation of its finance leases prior to the adoption of ASU 2016-02.
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

•	Lease/Non-Lease Components - The Company elected to not separate non-lease components. The Company elected to make this election for each class of underlying asset.

•
Definition of Minimum Rental Payments - The Company elected to include executory costs as part of the minimum lease payments for purposes of measuring the lease liability and right-of-use asset at transition.

•	Land Easement - The Company elected not to assess whether any land easements are, or contain, leases in accordance with ASC 842 when transitioning to the standard.
Supplemental balance sheet information related to the Company’s leases as of December 31, 2019, were as follows (in millions):

		December 31, 2019
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets	$93.1
Finance lease assets	Property, plant and equipment, net (1)	3.2
Total leased assets		$96.3
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$60.6
Finance	Current portion of long-term debt	0.3
Non-current
Operating	Long-term operating lease liabilities	33.0
Finance	Long term debt, less current portion	2.4
Total lease liabilities		$96.3

(1)	Finance lease assets are recorded net of accumulated amortization of $7.1 million as of December 31, 2019.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the year ended December 31, 2019 were as follows (in millions):

		December 31,
Lease Costs:	Classification:	2019
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$67.0
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	8.0
Variable operating lease cost (2) (3)	Cost of Sales; SG&A Expenses	3.2
Finance lease cost:
Amortization of right-of-use asset	Cost of Sales	1.2
Interest on lease liabilities	Interest expense	1.4
Total lease cost		$80.8

(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

(2)
Approximately $2.0 million of the Company’s variable operating lease cost for the year ended December 31, 2019 relates to its lease agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (“the LVT Agreement”). Pursuant to the LVT Agreement, Phillips 66 is obligated to supply a minimum supply quantity which the Company agrees to purchase through December 31, 2020. Pricing for the agreement is indexed to the prior month’s average of Platts Mid USGC 55 Grade Jet Kero price on the day of loading plus an adder. Phillips 66 invoices the Company for the estimated volume of product to be purchased by the Company based on a supplied forecast and differences between actual volumes purchased and the estimated volume of product originally billed which makes up the variable component of the operating lease contract.

(3)
The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of December 31, 2019, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2020	$65.0	$0.5	$65.5
2021	13.8	0.5	14.3
2022	9.7	0.5	10.2
2023	6.9	0.5	7.4
2024	3.9	0.5	4.4
Thereafter	3.3	1.1	4.4
Total	$102.6	$3.6	$106.2
Less: Interest	9.0	0.9	9.9
Present value of lease liabilities	$93.6	$2.7	$96.3
Less obligations due within one year	60.6	0.3	60.9
Long-term lease obligations	$33.0	$2.4	$35.4

(1)
As of December 31, 2019, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of December 31, 2019.

(2)
As of December 31, 2019, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of December 31, 2019.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

Lease Term and Discount Rate:	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	2.5
Finance leases	7.1
Weighted-average discount rate:
Operating leases	7.3%
Finance leases	8.8%
23. Subsequent Events
As of March 1, 2020, the fair value of the Company’s derivatives have increased by approximately $13.0 million subsequent to December 31, 2019.
On January 21, 2020, the Company committed to and announced a cost reduction plan to reduce overall operating expenses, including the reduction of outside services, facility fixed costs and corporate staffing costs (the “Cost Reduction Plan”). These cost reductions are designed to right-size general and administrative spending. The Company expects to incur approximately $10 million in one-time costs over the course of 2020 to implement the Cost Reduction Plan, a significant portion of which are expected to result in cash expenditure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 at the reasonable assurance level due to the material weakness in internal control over financial reporting described below. Notwithstanding this material weakness, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2019 in conformity with U.S. generally accepted accounting principles and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2019.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Calumet Specialty Products Partners, L.P. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and board of directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). During the quarter ended September 30, 2017, we implemented an enterprise resource planning (“ERP”) system on a company-wide basis, to improve the efficiency of certain financial and related transaction processes.
As of December 31, 2019, the following material weakness exists:

•
The untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts.

This material weakness resulted in not having adequate automated and manual controls designed and in place and not achieving the intended operating effectiveness of those controls impacting all financial statement accounts and disclosures.
Given the material weakness that exists as of December 31, 2019, we have concluded that internal control over financial reporting remains ineffective as of December 31, 2019.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included herein.
Update on Previously Reported Material Weaknesses
We have continued to make progress as it relates to the remediation efforts of certain material weaknesses disclosed in our 2018 Annual Report on Form 10-K. The mitigation of material weaknesses remains subject to ongoing review by our senior management, as well as oversight by the audit and finance committee of the board of directors, and we will continue to take the necessary measures to implement our remediation plans, as described below.
Our remediation efforts related to the following material weakness have been implemented and operated for a sufficient period of time to report as remediated as of December 31, 2019.

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

A brief description of the actions taken to remediate this material weakness is included below.

•	Data Management Review and Change Controls - We have developed and implemented a suite of controls over the initiation, testing and approval of changes to master data.

•
Provided Training to end users in order to reinforce the importance of our control environment across the company and developed additional training to employees to enhance their understanding of the ERP system so that they can effectively operate the system and related controls.

After completing our testing of the design and operating effectiveness of these controls, we have concluded that this material weakness has been remediated.
Remediation Efforts to Address the Remaining Material Weakness
In order to remediate the remaining material weakness, the untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts, we continue to take steps to improve our overall processes and controls.
Remediation activities include, but are not limited to the following:

•	Reviewing, analyzing and properly documenting account reconciliations and our processes related to internal controls over financial reporting.

•	Continuing to design and implement effective review and approval controls. These controls will address the accuracy and completeness of the data used in the performance of the respective controls.

We continue to progress in the execution of our remediation plan and are committed to continuing to review and improve our internal control processes and financial reporting controls and procedures. When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that led to the remaining material weakness identified above and strengthen our internal controls over financial reporting. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.
Changes in Internal Control over Financial Reporting
As described above in the “Management’s Annual Report on Internal Controls over Financial Reporting” section, we have undertaken remediation actions to address certain of the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended December 31, 2019.
With the exception of the foregoing remediation actions and the changes described in the previous section, there have been no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC
General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on Internal Control over Financial Reporting
We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Calumet Specialty Products Partners, L.P. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliations, analysis and review related to all financial statement accounts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, partners' capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 5, 2020 which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 5, 2020

Item 9B. Other Information
Departure of Chief Executive Officer
On March 5, 2020, the Company announced that Timothy Go, Chief Executive Officer of the Company, notified the board of directors of our general partner (the “Board”) that he will resign as Chief Executive Officer of the Company effective as of June 1, 2020. His departure is not the result of any disagreement with the Company or any of its affiliates on any matter relating to the Company’s operations, policies or practices.
Appointment of Chief Executive Officer
On March 5, 2020, the Company also announced that the Board appointed Stephen P. Mawer, age 55, to serve as the Chief Executive Officer of the Company effective June 1, 2020. Mr. Mawer has served as a member of the Board since March 2016. In addition, Mr. Mawer has served as a member of the Board of Directors at Zenith Energy Management, LLC, a midstream company, since November 2014, as well as chairman of ClimeCo Corporation, an environmental commodities development and management company, since July 2017. Mr. Mawer also has served as a member of the advisory board of Heritage Environmental Services since November 2017. Prior to joining the Board, Mr. Mawer led global commodities trading and served as a senior member of the Koch Industries management team from January 2000 to June 2014. Mr. Mawer holds Bachelor’s and Master’s degrees in chemical engineering from the University of Cambridge, England.
There is no arrangement or understanding between Mr. Mawer and any other person pursuant to which Mr. Mawer was appointed as Chief Executive Officer of the Company effective as of June 1, 2020. There are no family relationships among Mr. Mawer and any directors or officers of the Company. There have been no transactions nor are there any proposed transactions between the Company and Mr. Mawer that would require disclosure pursuant to Item 404(a) of Regulation S-K.
Cost Reduction Plan
The information set forth below is included herein for the purpose of providing disclosure under “Item 2.05 - Costs Associated with Exit or Disposal Activities” of Form 8-K.
The Company previously disclosed its commitment to a Cost Reduction Plan to reduce overall operating expenses, including the reduction of professional services, facility fixed costs and corporate staffing costs. The Company expects to incur approximately $10 million in one-time costs to implement the Cost Reduction Plan in 2020 with the majority being recognized in the first quarter of 2020.The charges consist primarily of $7.2 million of facility exit costs and $2.8 million of one-time termination benefits for employee severance and related costs, substantially all of which are expected to result in cash expenditures that will be paid out by the end of the fourth quarter of 2020.
The Company eliminated 22 general and administrative positions as part of the Cost Reduction Plan during the first quarter of 2020. The Company has offered one-time termination benefits to the affected employees including cash severance payments, health care and outplacement service.
On February 2, 2020, the Company announced to its employees at the Bel-Ray facility in Wall Township, New Jersey that it would cease production and close the facility in the second quarter of 2020. This action will result in the elimination of 49 positions.
The Company’s estimates are based on several assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the Cost Reduction Plan.

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
Pursuant to Section 4360 of the NASDAQ Stock Market, LLC Marketplace Rules (“NASDAQ Rules”), a listed limited partnership like us is not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, four of our general partner’s eight directors are “independent” as that term is defined in the NASDAQ Rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the NASDAQ Rules and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Robert E. Funk, Stephen P. Mawer and Daniel L. Sheets. The board of directors held eight meetings during 2019.
The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.
Directors and Executive Officers
The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of March 5, 2020:

Name	Age	Position with Calumet GP, LLC
Fred M. Fehsenfeld, Jr.	69	Chairman of the Board
F. William Grube	72	Executive Vice Chairman
Timothy Go	53	Chief Executive Officer
H. Keith Jennings	50	Executive Vice President — Chief Financial Officer
Bruce A. Fleming	63	Executive Vice President — Strategy & Growth
Scott Obermeier	47	Executive Vice President — Commercial
James S. Carter	70	Director
Robert E. Funk	74	Director
Stephen P. Mawer	55	Director
Daniel J. Sajkowski	60	Director
Amy M. Schumacher	48	Director
Daniel L. Sheets	62	Director
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
H. Keith Jennings has served as executive vice president and chief financial officer of our general partner since January 2020. Prior to joining the Company in October 2019, Mr. Jennings was vice president, finance of Eastman Chemical Company from 2018 to 2019. From 2016 to 2018, Mr. Jennings was vice president and treasurer of Eastman Chemical Company. From 2009 through 2016, Mr. Jennings was vice president and treasurer of Cameron International Corporation. Mr. Jennings received his Bachelors of Commerce (B. Comm) from the University of Toronto and an M.B.A from Columbia University.
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
Scott Obermeier was named executive vice president — commercial in January 2020. Mr. Obermeier has been a vice president with the Company since November 2017 and has more than 20 years of experience in sales and marketing as well as general management roles focused on the specialty chemicals market. Prior to his work with Calumet, he spent 10 years with Univar Solutions Inc., most recently serving as vice president where he managed the global chemical distributor’s organic chemicals business. Mr. Obermeier is a graduate of the University of Northern Iowa, with a degree in chemistry marketing.
James S. Carter has served as a member of the board of directors of our general partner since January 2006. Mr. Carter worked in various operations, commercial and business analysis capacities at ExxonMobil including vice president of U.S. marketing and sales of fuels and specialty products, manager of U.S. refining and marketing planning and analysis, manager of U.S. distribution activities, analysis manager of ExxonMobil International, and advisor to ExxonMobil headquarters for European refining and marketing until his retirement in 2003. Mr. Carter is a board member of the Association of Audit Committee Members, Inc. He received his B.S. in mechanical engineering from Clemson University and his M.B.A. in finance and accounting from Tulane University.
Mr. Carter brings extensive managerial experience with one of the largest integrated energy companies in the world. He possesses a broad background in petroleum products marketing, with specific experience in the marketing of fuel products.
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
Board of Directors Committees
Conflicts Committee
Two members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be owners, officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by NASDAQ and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The two independent board members who serve on the conflicts committee are Messrs. James S. Carter and Robert E. Funk. Mr. Funk serves as the chairman of the conflicts committee. The conflicts committee held one meeting during 2019.

Compensation Committee
The board of directors of our general partner also has a compensation committee which, among other responsibilities, has overall responsibility for evaluating and either approving or recommending to the board of directors the director, chief executive officer and senior executive compensation plans, policies and programs of the Company. NASDAQ does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Messrs. Fred M. Fehsenfeld, Jr., Stephen P. Mawer and Ms. Amy M. Schumacher serve as members of our compensation committee. Mr. Mawer serves as the chairman of the compensation committee. Mr. Fehsenfeld and Ms. Schumacher are not independent members of the compensation committee. The compensation committee held six meetings during 2019.
The board of directors has adopted a written charter for the compensation committee which defines the scope of the committee’s authority. The committee may form and delegate some or all of its authority to subcommittees comprised of committee members when it deems appropriate. The committee is responsible for reviewing and recommending to the board of directors for its approval the annual salary and other compensation components for the chief executive officer. The committee reviews and makes recommendations to the board of directors for its approval of any of the Company’s equity compensation-based plans, including the Long-Term Incentive Plan, or any cash bonus or incentive compensation plans or programs. Also, the committee reviews and approves all annual salary and other compensation arrangements and components for the senior executives of the Company. Further, the compensation committee periodically reviews and makes a recommendation to the board of directors for changes in the compensation of all directors. The committee has the authority to retain or terminate any compensation consultant that assists it in the evaluation of director and senior executive compensation and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The committee did not engage an independent compensation consultant for the 2019 year.
Audit and Finance Committee
The board of directors of our general partner has an audit and finance committee comprised of four directors, Messrs. James S. Carter, Robert E. Funk, Stephen P. Mawer and Daniel L. Sheets, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by NASDAQ and the SEC. In addition, the board of directors of our general partner has determined that Mr. Carter is an “audit committee financial expert” as defined by the SEC. Mr. Carter serves as the chairman of the audit and finance committee. The audit and finance committee held six meetings during 2019.
The board of directors has adopted a written charter for the audit and finance committee. The audit and finance committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit and finance committee has the sole authority to retain and terminate our independent registered public accounting firm, approves all auditing services and related fees and the terms thereof and pre-approves any non-audit services to be rendered by our independent registered public accounting firm. The audit and finance committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit and finance committee.
Risk Committee
The board of directors of our general partner has established a risk committee which, among other responsibilities, oversees the Company’s risk assessment practices. Messrs. Robert E. Funk, Stephen P. Mawer and Daniel J. Sajkowski serve as members of our risk committee. Mr. Sajkowski serves as the chairman of the risk committee. The board of directors has adopted a written charter for the risk committee which defines the scope of the committee’s authority. The risk committee held five meetings during 2019.
Strategy and Growth Committee
The board of directors of our general partner has established a strategy and growth committee which, among other responsibilities, oversees our (i) long-term strategy, (ii) risks and opportunities relating to such strategy, (iii) strategic decisions regarding investments, mergers, acquisitions and divestitures, (iv) capitalization, (v) ownership structure and (vi) distribution policy. Messrs. Fred M. Fehsenfeld, Jr., Robert E. Funk and Stephen P. Mawer serve as members of the strategy and growth committee. The board of directors has adopted a written charter for the strategy and growth committee which defines the scope of the committee’s authority. The strategy and growth committee held six meetings during 2019.
Talent and Leadership Development Committee
The board of directors of our general partner has established a talent and leadership development committee which, among other responsibilities, monitors our strategic, long-term, and sustainable approach to talent and development issues relating to people. Messrs. Daniel J. Sajkowski, Daniel L. Sheets and Ms. Amy M. Schumacher serve as members of our talent and leadership development committee. Ms. Schumacher serves as the chairwoman of the talent and leadership development committee. The board of directors has adopted a written charter for the talent and leadership development committee which defines the scope of the committee’s authority. The talent and leadership development committee held five meetings during 2019.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2019, Calumet’s directors and executive officers filed all reports required by Section 16(a) with the exception of (i) one late filing related to the vesting of phantom units into common units delivered on March 29, 2019 for Timothy Go; (ii) one late filing related to the vesting of phantom units into common units delivered on March 29, 2019 for D. West Griffin and (iii) one late filing related to the vesting of phantom units into common units delivered on March 29, 2019 for Bruce A. Fleming.
Item 11. Executive and Director Compensation
Compensation Discussion and Analysis
Overview
For purposes of this Compensation Discussion and Analysis and the compensation tables that follow, the names and positions of our named executive officers for the 2019 fiscal year were:

•	Timothy Go — Chief Executive Officer

•	D. West Griffin — Executive Vice President — Chief Financial Officer

•	Bruce A. Fleming — Executive Vice President — Strategy & Growth

•	F. William Grube — Executive Vice President

•	Christopher Bohnert — Chief Financial Officer — Finished Lubes and Chemicals
Effective January 2, 2020, Mr. Griffin was no longer employed by Calumet; however, he continued to serve in a consulting role until the close of the financial process for the 2019 year. Because he served as an executive officer during the 2019 fiscal year, he is deemed to be a “named executive officer” for that period for purposes of the compensation disclosures that follow.
Mr. Bohnert currently serves in the role of Chief Financial Officer of our Finished Lubricants & Chemicals business and is not currently an executive officer, however he served as our Chief Accounting Officer from January 1, 2019 until August 12, 2019.
Mr. H. Keith Jennings began serving as the Company’s Executive Vice President and Chief Financial Officer on January 2, 2020. Accordingly, he is not deemed to be a “named executive officer” for the compensation disclosures that follow.
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
Financial Performance Metric Used in Compensation Programs
Our primary business objectives are to generate cash flows, reduce debt leverage and grow our business. As a result, our Adjusted EBITDA is the primary measurement of performance taken into account in setting policies and making compensation decisions, as we believe this represents the most comprehensive measurement of our ability to generate cash flows. Both short-term and long-term forms of executive compensation are specifically structured on our achievement relative to the annual Adjusted EBITDA goal and, as such, determination of related awards, as well as their Long-Term Incentive Plan grant or payment, occurs subsequent to the end of each fiscal year upon final determination of Adjusted EBITDA (defined below). We believe that including these financial objectives as the primary performance measurements to determine compensation awards for all of our executive officers recognizes the integrated and collaborative effort required by the full executive team to maximize performance. Adjusted EBITDA is a non-GAAP measure that we define, consistent with the terms of our Credit Agreement and senior notes indentures. The most directly comparable GAAP performance measure for Adjusted EBITDA is Net loss . Please read Part II, Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for our definition of Adjusted EBITDA.
Review of Named Executive Officer Performance
The compensation committee reviews, on an annual basis, each compensation element for a named executive officer. In each case, the compensation committee considers the scope of responsibilities and experience and balances these against competitive salary levels. The compensation committee has the opportunity to meet with the named executive officers and does so at their own discretion at various times during the year, which allows the compensation committee to form its own assessment of each individual’s performance.
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
Base Salary
Design. Salaries provide executives with a base level of semi-monthly income as consideration for fulfillment of certain roles and responsibilities. The salary program assists us in achieving our objective of attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, changes in the base salary levels for our named executive officers are reviewed on an annual basis by the compensation committee of the board of directors and are effective at the beginning of the following fiscal year.

Results. The 2019 and 2018 base salaries, where applicable for our named executive officers are as follows:

	2019 Base Salary	2018 Base Salary
Timothy Go	$600,000	$537,450
D. West Griffin	$424,368	$412,008
Bruce A. Fleming	$410,429	$398,475
F. William Grube	$454,363	$454,363
Christopher Bohnert	$324,105	$316,200
Compensation Changes for 2020. With respect to our named executive officers, the compensation committee approved increased salaries for certain executives as part of its annual salary review process. Effective January 1, 2020, the base salary was increased for Messrs. Go and Fleming to $725,000 and $422,742, respectively.
Short-Term Cash Bonus Awards
Design. Under the Annual Bonus Program Cash Incentive Compensation Plan (the “Cash Incentive Plan”), short-term cash bonus awards are designed to aid us in retaining and motivating executives to assist us in meeting our financial performance objectives on an annual basis. Short-term cash awards were granted to named executive officers based on Adjusted EBITDA performance targets in 2019. We chose a performance metric that was applicable to all named executive officers. We believe this goal establishes a direct link between executive compensation and our financial performance.
The compensation committee establishes minimum, target and stretch incentive opportunities for each executive officer and other key employees expressed as a percentage of base salary. The compensation committee may determine whether the applicable performance period will be a full calendar year or a specific portion of a calendar year, depending upon our incentive goals for the short-term cash awards for that year. For the 2019 award, the amount that is paid out is based on our achievement of a minimum, target, or stretch level of Adjusted EBITDA during the entire fiscal year. At the recommendation of the compensation committee, the board of directors approved Adjusted EBITDA targets for the performance period based on budgets prepared by management. When making the annual determination of the minimum goal, target goal and stretch goal levels of Adjusted EBITDA, the compensation committee and the board of directors considered the specific circumstances facing us during the year. Generally, the compensation committee seeks to set the minimum goal, target goal and stretch goal levels such that the relative challenge of achieving each level is consistent from year to year. The expectation that management will achieve the minimum goal level is high, while meaningful additional effort would be required to achieve the target goal and considerable additional effort would be required to achieve the stretch goal.
Generally, no awards are paid under the Cash Incentive Plan unless we achieve at least the minimum performance goal, as applicable. If the minimum, target or stretch level Adjusted EBITDA goal is achieved for 2019, participants in the plan will receive their minimum, target or stretch cash award opportunity, respectively. If our Adjusted EBITDA is between specified goal levels, participants are eligible to receive a prorated percentage of their cash award opportunity based on where the actual Adjusted EBITDA amount falls between the levels.
For Messrs. Go, Griffin and Fleming, if any, earned awards will be paid 50% in cash and 50% in fully vested phantom unit awards that will be deferred into our Deferred Compensation Plan. All phantom units granted will be granted with distribution equivalent rights (“DERs”).
2019 Target Goal and Results. For fiscal year 2019, the minimum Adjusted EBITDA goal was $240.0 million, the target goal was $300.0 million and the stretch goal was $360.0 million for all named executive officers. For the reasons described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2019 Update,” we exceeded our minimum goal for the 2019 Adjusted EBITDA as defined in the Cash Incentive Plan, and achieved an Adjusted EBITDA of $304.6 million.

The following table summarizes the levels of cash award opportunity for each eligible named executive officer for 2019:

	Cash Incentive Bonus Award Opportunity as a Percentage of Base Salary(1)
	Minimum	Target	Stretch
Timothy Go, D. West Griffin and Bruce A. Fleming	50%	150%	200%
F. William Grube and Christopher Bohnert	25%	50%	75%

(1)	Company performance goals are based on Adjusted EBITDA.
The compensation committee may also subject a portion of the award to individual performance goals. With respect to Messrs. Go, Griffin and Fleming, 70% of the 2019 award will be based upon the company performance goal noted above, and 30% on individual performance goals.
For 2019, the Adjusted EBITDA was set at the budgeted amount, a level that the board of directors believed reflected the reasonable expectations management had for our financial performance during the fiscal year and likely to be achieved given actual Adjusted EBITDA achieved for the 2018 fiscal year. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2019 Update,” for a discussion of the factors that impacted our results. For the 2018 year, compensation targets were also based on Adjusted EBITDA. We believe that Adjusted EBITDA represents the most comprehensive measurement of the financial performance of our assets.
The following tables reflect our minimum, target and stretch goals for the 2019 and 2018 Cash Incentive Plan awards:

	Adjusted EBITDA (Dollars in millions)
Fiscal Year	Actual	Min. Goal	Target Goal	Stretch Goal
2019	$304.6	$240.0	$300.0	$360.0
2018(1)	$263.9	$175.0	$300.0	$400.0

(1)	2018 targets were set based on expected Company performance after the divestitures of Anchor and Superior, which were divested during the 2017 fiscal year.
Individual Performance Objectives. The Compensation Committee evaluates the individual performance of, and performance objectives for, Messrs. Go, Fleming, and Griffin. Messrs. Grube and Bohnert’s individual performance of, and performance objectives for, are set by Mr. Go. Individual performance and objectives are specific to each officer position and are set at the beginning of the fiscal year.
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
Compensation Changes for 2020. Upon the recommendation of the compensation committee, the board of directors has approved new Adjusted EBITDA targets for the 2020 fiscal year based on budgets prepared by management. We do not disclose our confidential 2020 targets, which, if disclosed, would put us at a competitive disadvantage. However, we believe that management will achieve the 2020 minimum goal level, while meaningful additional effort would be required to achieve the target goal and considerable additional effort would be required to achieve the stretch goal. There is no guarantee that our named executive officers will receive an award related to the 2020 year. The 2020 targets and actual results will be discussed within our compensation disclosures for the 2020 year.
For further description of this compensation program, please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan.”
Executive Deferred Compensation Plan
Design. The compensation committee allows for the participation of the executive officers in the Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) to encourage the officers to save for retirement and to assist us in retaining our officers. The Deferred Compensation Plan is intended to promote retention by giving employees an opportunity to save in a tax-efficient manner. The terms governing the retirement benefit under this plan for the executive officers are the same as those available for other eligible employees in the U.S. Pursuant to the Deferred Compensation Plan, a select group of management, including the named executive officers, and all of the non-employee directors are eligible to participate by making an annual irrevocable election to defer, in the case of management, all or a portion of their annual cash incentive award under the Cash Incentive Plan, and, in the case of non-management directors, all or none of their annual cash retainer. With respect to the 2019 year, all of our named executive officers, other than Messrs. Grube and Bohnert, were required to defer 50% of any Cash Incentive Plan award into deferred phantom units. The deferred amounts are credited to participants’ accounts in the form of phantom units, with each such phantom unit representing a notional unit that entitles the holder to receive either an actual common unit or the cash value of a common unit (determined by using the fair market value of a common unit at the time a determination is needed). The phantom units credited to each participant’s account also receive distribution equivalent rights, which are credited to the participant’s account in the form of additional phantom units. In our sole discretion, we may make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as the compensation committee recommends and the board of directors approves.
Results. We did not make any discretionary matching contributions of phantom units to the accounts of those participants in the Deferred Compensation Plan during 2019.
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
In fiscal year 2019, the annual unit award opportunity provided to Messrs. Grube and Bohnert consisted of the contingent right to receive phantom units. The equity-based awards provided to Messrs. Go, Griffin and Fleming for 2019 consisted solely of the phantom unit awards granted to the executives with respect to the 50% of their cash awards which were deferred into our Deferred Compensation Plan in the form of phantom units. Under the Long-Term Incentive Plan, phantom units are generally granted upon our achievement of specified levels of Adjusted EBITDA, with adjustments for individual performance, as discretionary awards, or as part of a sign on award. When granted, phantom units are subject to further time-based vesting criteria specified in the grant. Upon satisfaction of the time-based vesting criteria specified in the grant, phantom units convert into common units (or cash equivalent). Accordingly, these awards established a direct link between executive compensation and our financial performance. This component of executive compensation, when coupled with an extended ratable vesting period as compared to cash awards, further aligns the interests of applicable executives with our unitholders in the longer-term and reinforces unit ownership levels among executives.
Results. The following table reflects the target number of phantom units that could be awarded to Messrs. Grube and Bohnert depending on whether we achieved the Adjusted EBITDA minimum, target or stretch goals discussed above in “Short-Term Cash Awards.” The phantom units that they will receive pursuant to the results of the 2019 Adjusted EBITDA goals and our long-term incentive program for 2019 will not be awarded to them until the first quarter of 2020 (following certification of our performance results for 2019), although we consider the grant to be part of their 2019 compensation package and for purposes of the compensation tables that follow this Compensation Discussion and Analysis, the contingent right to receive the phantom awards will be reported as “granted” during the 2019 year when we originally determined the goals for this incentive award..

	2019 Phantom Unit Award Opportunity			Phantom Units To Be Granted (1)
	Minimum	Target	Stretch
F. William Grube (2)	54,000	104,000	156,000	104,000

	2019 Phantom Unit Award Opportunity			Cash Equivalent of Phantom Units
	Minimum	Target	Stretch
Christopher Bohnert (3)	$102,000	$204,000	$306,000	$204,000

(1)
Phantom units granted pursuant to our annual awards are subject to a time-vesting requirement, whereby 100% of the units vest on the third December 31st after the grant date. These phantom units will also receive DERs, if any, which would be paid in the form of cash.

(2)	Phantom Unit Award Opportunity for Mr. Grube is reflected in number of Phantom Units.

(3)	Phantom Unit Award Opportunity for Mr. Bohnert is reflected as a cash value that will be converted to a number of units on the grant date, which will occur in the 2020 year.
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
All named executive officers are provided with all, or certain of, the following benefits as a supplement to their other compensation:

•
Executive Physical Program: Generally, on an annual basis, we pay for a complete and professional personal physical exam for each named executive officer appropriate for their age to improve their health and productivity.

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
Executive Ownership of Units
While we have not adopted any security ownership requirements or policies for our executives, our executive compensation programs foster the enhancement of executives’ equity ownership through long-term unit-based awards under the Long-Term Incentive Plan. For a listing of security ownership by our named executive officers, please read Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”
The board of directors of our general partner has adopted the Insider Trading Policy of Calumet GP, LLC and Calumet Specialty Products Partners, L.P. (the “Insider Trading Policy”), which provides guidelines to employees, officers and directors with respect to transactions in our securities. Pursuant to Calumet’s Insider Trading Policy, all executive officers and directors must confer with our general counsel before effecting any put or call options for our securities or purchase or sale of common units. Further, the Insider Trading Policy states that we strongly discourage any put or call options transactions by officers, directors and all other employees and consultants. The Insider Trading Policy is available on our website at www.calumetspecialty.com or a copy will be provided at no cost to unitholders upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana, 46214.
Employment Agreements
Our general partner has entered into employment agreements with Timothy Go, chief executive officer and F. William Grube, Executive Vice Chairman to ensure they will perform their roles for an extended period of time given their positions and value to us. For a discussion of the material terms of these employment agreements, please refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Employment Agreements.”
Under the employment agreements, the named executive officers are entitled to receive severance compensation if their employment is terminated under certain conditions, such as termination by them for “good reason” or by us without “cause,” each is defined in the applicable agreement and further described in “Potential Payments Upon Termination or Change in Control.”
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

•
Termination without Cause: We believe severance compensation in such a scenario is appropriate because the named executive officers are bound by confidentiality, non-solicitation and non-competition provisions covering one year after termination and because we and the named executive officers have mutually agreed to a severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in this executive position if such a change is in our and our unitholders’ best interests.

The salary multiple of the change of control benefits, use of the single or double trigger change of control benefits and the amount of the severance payout were determined through negotiations with the named executive officer at the time that we entered into the employment agreement. Relative to the overall value to us, the compensation committee believes these potential benefits are reasonable.
Severance Arrangements
We entered into a Transitional Severance Agreement and General Release with Mr. Griffin on October 27, 2019 (the “Severance Agreement”), which governed certain aspects of his employment with us for the remainder of the 2019 year and until January 2, 2020 (the “Separation Date”), as well as the severance benefits that he was entitled to receive in connection with his separation from service with us. For more details regarding the Severance Agreement, please see the section below titled “Potential Payments Upon Termination or Change in Control.”
Report of the Compensation Committee for the Year Ended December 31, 2019
The compensation committee of our general partner has reviewed and discussed our Compensation Discussion and Analysis with management. Based upon such review, the related discussion with management and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that our Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Members of the Compensation Committee:

•	Stephen P. Mawer, Chairman

•	Fred M. Fehsenfeld, Jr.

•	Amy M. Schumacher
Summary Compensation Table
The following table sets forth certain compensation information of our named executive officers for the years ended December 31, 2019, 2018 and 2017:

	Summary Compensation Table for 2019
Name and Principal Position	Year	Salary	Bonus	Unit Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Timothy Go Chief Executive Officer	2019	$600,000	$—	$435,000	$435,000	$16,139	$1,486,139
	2018	$537,450	$—	$375,000	$237,300	$55,770	$1,205,520
	2017	$500,000	$—	$4,836,561	$437,500	$14,713	$5,788,774
D. West Griffin Executive Vice President - Chief Financial Officer	2019	$424,368	$—	$—	$—	$187,386	$611,754
	2018	$412,008	$—	$309,006	$232,785	$178,441	$1,132,240
	2017	$394,110	$—	$2,218,750	$300,000	$258,681	$3,171,541
Bruce A. Fleming Executive Vice President - Strategy & Growth	2019	$410,429	$—	$794,435	$—	$18,299	$1,223,163
	2018	$398,475	$—	$298,856	$225,000	$14,635	$936,966
	2017	$385,000	$—	$1,315,500	$356,125	$24,405	$2,081,030
F William Grube Executive Vice President	2019	$454,363	$184,812	$31,968	$—	$26,410	$697,553
	2018	$454,363	$—	$—	$184,812	$43,333	$682,508
	2017	$454,363	$—	$57,780	$227,182	$14,136	$753,461
Christopher Bohnert Chief Financial Officer - Finished Lubes and Chemicals	2019	$324,105	$128,614	$178,380	$—	$19,783	$650,882

(1)
The amounts include the aggregate grant date fair value of (i) with respect to the 2017 year, 143,990 phantom unit awards were granted to Mr. Go during the 2017 fiscal year related to a correction that was needed in the number of phantom units granted to Mr. Go in 2015 and 2016 (described further below), (ii) with respect to the 2017 year, performance units and strategic units to reward Messrs. Go, Griffin and Fleming the number of which is determined based on certain market and company performance, (iii) with respect to the 2017, 2018 and 2019 years, phantom unit awards made in connection with Messrs Go, Griffin and Fleming’s requirement to defer 50% of their cash incentive award under the Cash Incentive Plan into our Deferred Compensation Plan, and (iv) with respect to the 2017, 2018 and 2019 years, phantom units granted to Mr. Grube (and with respect to Mr. Bohnert in 2019), the number of which is determined based on a performance goal applicable to the applicable performance year but which were not granted until the following year when performance was certified (see Footnote #3 below for further information). The 2019 phantom units relating to the Cash Incentive Plan are included at “probable” values, which were target amounts on the grant date in 2019. Maximum values for Messrs. Go, Griffin and Fleming were $600,000, $410,429 and $424,368, respectively. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. Please read Note 14 to our consolidated financial statements for the fiscal year ending December 31, 2019 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(2)
Represents amounts earned under our Cash Incentive Plan and not deferred into the Deferred Compensation Plan. Please read “Compensation Discussion and Analysis — Elements of Executive Compensation — Short-Term Cash Awards” for further details. See footnote #3 below.

(3)
We have determined that the annual phantom units should be reported in the year to which the performance relates, as all decisions that needed to be made to determine the grant values were determined in the performance year, therefore the amounts reflected in the 2018 row have been modified from the original disclosures for the 2018 year to include the 2018 phantom units earned in the 2018 year but awarded in 2019. The annual phantom units reported in the 2019 row reflect the phantom units earned in the 2019 year but not granted until the first quarter of 2020.

(4)	The following table provides the aggregate “All Other Compensation” information for each of the named executive officers for the 2019 year.

	Timothy Go	D. West Griffin	Bruce A. Fleming	F. William Grube	Christopher Bohnert
401(k) Plan Matching Contributions	$14,000	$14,000	$14,000	$19,533	$18,306
Commuting and Living Expenses (1)	—	169,579	—	—	—
Long-Term Disability Insurance	1,440	1,872	1,440	1,872	718
Term Life Insurance	699	1,935	2,859	5,005	759
Total	$16,139	$187,386	$18,299	$26,410	$19,783

(1)	As part of Mr. Griffin’s offer letter of employment, we provided him $25,000 quarterly for living and commuting expenses. Includes a tax gross up of $69,579.
Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards to our named executive officers for the year ended December 31, 2019:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value of Unit Awards ($)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)	Minimum ($)	Target ($)	Maximum ($)
Timothy Go	2/27/2019	$150,000	$450,000	$600,000
	2/27/2019				$150,000	$450,000	$600,000	$450,000
								$—
D. West Griffin	2/27/2019	$106,092	$212,185	$424,368
	2/27/2019				$106,092	$212,185	$424,368	$212,185
								$—
Bruce A. Fleming	2/27/2019	$102,607	$307,822	$410,429
	2/27/2019				$102,607	$307,822	$410,429	$307,822
								$—
F. William Grube	2/27/2019	$65,000	$130,000	$195,000
	2/27/2019				$52,000	$104,000	$156,000	$104,000
								$—
Christopher Bohnert	2/27/2019	$170,000	$340,000	$510,000
	2/27/2019				$52,000	$104,000	$156,000	$104,000
								$—

(1)
With respect to Messrs. Go, Griffin and Fleming, estimated possible payouts under non-equity incentive plan awards represent 50% of the ranges of potential cash incentive awards which could have been earned under our Cash Incentive Plan related to fiscal year 2019. For the 2019 year, the 50% non-cash portion of the Cash Incentive Plan award for Messrs. Go, Griffin and Fleming is required to be deferred into the Deferred Compensation Plan. For a description of these plans and available awards please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan” and “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan.” For Messrs. Grube and Bohnert, estimated possible payouts under non-equity incentive plan awards represent the full ranges of potential cash incentive awards which could have been earned under our Cash Incentive Plan related to fiscal year 2019.

(2)
With respect to Messrs. Go, Griffin and Fleming, amounts reported in these columns represent the 50% of the ranges of potential cash incentive awards which could have been earned under our Cash Incentive Plan related to fiscal year 2019. For the 2019 year, 50% of any Cash Incentive Plan award is required to be deferred into the Deferred Compensation Plan as phantom units. The incentive value presented to the applicable named executive officers was structured in the form of a cash value which is presented in the columns here. The number of phantom units to be granted will be determined by dividing the cash value earned under the Cash Incentive Plan by the value of our common units on the date that the cash portion of the Cash Incentive Plan is paid out. For the cash amount actually payable in the first quarter of 2020, see the Non-Equity Incentive Plan Compensation section of the Summary Compensation Table. The equity value to be paid to the applicable named executive officers, is equivalent to the amount in the Non-Equity Incentive Plan Compensation section of the Summary Compensation Table. For a description of these plans and available awards, please read “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Cash Incentive Plan” and “Compensation Discussion and Analysis — Elements of Executive Compensation — Executive Deferred Compensation Plan.” With respect to Messrs. Grube and Bohnert, the amounts reflect the ranges of the value of the phantom units that could be awarded to them following the certification of our applicable Adjusted EBITDA targets for the 2019 year. The phantom units that will be granted to Messrs. Grube and Bohnert will remain subject to certain time-based vesting conditions, as further described in “Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Unit-Based Awards.” The number of phantom units to be granted to Messrs. Grube and Bohnert will be determined on the date of grant in 2020.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Description of Cash Incentive Plan
Annual Adjusted EBITDA goals are recommended by the compensation committee to the board of directors and are based upon our annual forecast of financial performance for the upcoming fiscal year, and such goals are reviewed and approved by the board of directors. These goals are applicable to all named executives, are established to calculate awards under the Cash Incentive Plan: minimum, target and stretch. Under the Cash Incentive Plan, if our actual performance meets at least the minimum goal of Adjusted EBITDA goal for the fiscal year, as applicable, executives and certain other management employees may receive incentive awards ranging from 5% to 50% of base salary, depending on the employee’s position with the general partner. If financial performance exceeds the minimum Adjusted EBITDA goal, as applicable, the cash incentive award paid as a percentage of base salary may be larger, ultimately reaching an upper range of 15% to 200% of base salary, if the stretch goal is reached. Cash incentive awards are prorated if actual performance falls between the defined minimum and stretch goals. If the Adjusted EBITDA, as applicable, falls below the minimum goal, no cash incentive awards are paid under the Cash Incentive Plan. Discretionary awards with the approval of the compensation committee and Board of Directors may occur. The compensation committee can recommend to the full board of directors, however, that cash awards be given notwithstanding the fact that we failed to achieve at least the minimum Adjusted EBITDA goal. Awards earned, if any, under this plan are generally paid in the first quarter of the following fiscal year after finalizing the calculation of our performance relative to the Adjusted EBITDA targets.
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
Phantom Units. During 2019, we granted phantom units pursuant to the Long-Term Incentive Plan. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or, in the discretion of the compensation committee, cash equal to the fair market value of a common unit. The compensation committee may make grants of phantom units under the Long-Term Incentive Plan to eligible individuals containing such terms, consistent with the Long-Term Incentive Plan, as the compensation committee may determine, including the period over which phantom units granted will vest. The compensation committee may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the phantom units will vest automatically upon a change of control (as defined in the Long-Term Incentive Plan) of us or our general partner, subject to any contrary provisions in the award agreement.
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

Annual Phantom Unit Programs. Messrs. Grube and Bohnert were provided with an annual phantom unit opportunity during 2019. Messrs. Grube and Bohnert’s 2019 earned award will be granted to them in the first quarter of 2020. The 2019 phantom unit opportunities provided to our named executive officers other than Messrs. Grube and Bohnert consisted of 50% of their annual cash incentive award being granted in the form of fully vested phantom units which were then deferred into the Deferred Compensation Plan.
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
In 2017, performance unit awards and strategic unit awards were granted to Messrs. Go, Griffin and Fleming based on achievement of certain performance or strategic goals from January 1, 2017 through December 31, 2020 and the passage of time. The details of these awards can be found in the 2017 Annual Report on Form 10-K filed with the SEC on April 2, 2018.
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
Amended and Restated Employment Agreement with F. William Grube, Executive Vice Chairman. Our general partner has amended and restated employment agreement with Mr. Grube dated as of December 31, 2015 (the “Grube Effective Date”). The initial term of the amended agreement is five years and will expire on December 31, 2020 (the “Employment Period”), but the agreement provides for automatic extensions of an additional twelve months added to the Employment Period beginning on the third anniversary of the Grube Effective Date, and on every anniversary of the Grube Effective Date thereafter, unless either party notifies the other of non-extension at least ninety days prior to any such anniversary date.
The agreement provides for an initial annual base salary of approximately $454,363, subject to various adjustments by the board of directors of our general partner that have been made following the Grube Effective Date, as well as the right to participate in the Long-Term Incentive Plan, other bonus plans, our retirement, health and welfare benefit plans, and use of an automobile.
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
We do not maintain employment agreements with Messrs. Griffin, Fleming, or Bohnert, although we did enter into the Severance Agreement with Mr. Griffin in October 2019, which is described in more detail below.
Salary in Proportion to Total Compensation
The following table sets forth the percentage of each named executive officer’s total compensation that we paid in the form of salary for 2019:

Name	Percentage of Total Compensation
Timothy Go	40%
D. West Griffin	69%
Bruce A. Fleming	34%
F. William Grube	92%
Christopher Bohnert	70%
Outstanding Equity Awards at Fiscal Year-End
Our named executive officers had the following outstanding equity awards at December 31, 2019:

	Unit Awards
Name	Number of Units That Have Not Vested (#) (1)	Market Value of Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Units that Have Not Vested ($) (2)
Timothy Go	—	$—	575,000(1)	$2,098,750
			(3)	$450,000	(3)
D. West Griffin	—	$—	287,500(1)	$1,049,375
			(3)	$318,276	(3)
Bruce A. Fleming	—	$—	143,750(1)	$524,688
			(3)	$307,822	(3)
F. William Grube	21,600	$78,840	—	$—

Christopher Bohnert	57,676	$210,517	—	$—

(1)	These units are scheduled to vest in amounts and on the dates shown in the following table:

Vesting Date	Timothy Go	D. West Griffin	Bruce A. Fleming	F. William Grube	Christopher Bohnert
January 23, 2020	—	—	—	—	—
July 1, 2020	—	—	—	—	—
September 25, 2020	—	—	—	—	7,000
December 31, 2020	—	—	—	10,800	—
July 1, 2021	—	—	—	—	—
December 31, 2021	—	—	—	10,800	50,676
March 31, 2022	—	—	—	—	—
July 1, 2022	—	—	—	—	—
Reinstatement of Distributions	125,000	62,500	31,250	—	—
$10 Price Target	100,000	50,000	25,000	—	—
$16 Price Target	250,000	125,000	62,500	—	—
$18 Price Target	100,000	50,000	25,000	—	—
	575,000	287,500	143,750	21,600	57,676

(2)	Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $3.65 of our common units at December 31, 2019 by the number of units outstanding.

(3)
Our named executive officers other than Messrs. Grube and Bohnert were required to defer 50% of their 2019 Cash Incentive Plan award in the form of phantom units. Because the equity portion of this award was originally denominated in cash, and could not be converted to a number of units until the settlement date for the Cash Incentive Plan award in the first quarter of 2020, there is not a number of units to reflect in this column. The potential value of the award, based on December 31, 2019 unit prices and the assumption of a target payout is reflected in the accompanying column as the

Market Value of Units that Have Not Vested. Following the end of the 2019 year these amounts were converted to a specific number of phantom units that were deferred into the Deferred Compensation Plan as fully vested phantom units.
Options Exercises and Stock Vested
Our named executive officers exercised no options and had a total of 277,074 phantom units related to the Deferred Compensation Plan and the Long-Term Incentive Plan vest during the year ended December 31, 2019. The vested units related to the Deferred Compensation Plan will remain in the Deferred Compensation Plan until the earlier of the date specified by each participant and the participant’s termination of employment, as further described under “Nonqualified Deferred Compensation” below:

	Unit Awards
Name	Number of Units Vested	Value Realized on Vesting (1)
Timothy Go	105,721	$379,882
D. West Griffin	65,390	$232,788
Bruce A. Fleming	98,963	$355,527
F. William Grube	—	$—
Christopher Bohnert	7,000	$27,020

(1)	Market value of phantom units reported in this column is calculated by multiplying the closing market price of our common units on the vesting date by the number of units vesting on such date.
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

	Executive Contributions in Nonqualified Deferred Compensation Table for 2019
Name	Executive Contributions in 2019(1)	Company Contributions in 2019 (2)	Aggregate Earnings in 2019 (3)	Aggregate Withdrawals/ Distributions in 2019	Aggregate Balance at End of 2019 (4)
Timothy Go	$243,302	$—	$—	$—	$243,302
D. West Griffin	$238,674	$—	$—	$—	$238,674
Bruce A. Fleming	$230,691	$—	$—	$—	$230,691
F. William Grube	$—	$—	$—	$—	$132,090
Christopher Bohnert	$—	$—	$—	$—	$—

(1)
Executive contributions in 2019 represent phantom units granted to certain of our named executive officers based on the requirement to defer 50% of their cash incentive award under the Cash Incentive Plan related to the 2018 fiscal year into the Deferred Compensation Plan. All amounts reflected in this column were also reported as compensation for the year 2018 in the Summary Compensation Table under the heading “Unit Awards.”

(2)
No company contributions were made with respect to the 2019 year. Our contributions would have represented discretionary matching contributions made in the form of phantom units granted to our named executive officers.

(3)
Aggregate earnings in 2019 would have represented additional phantom units earned through DERs in the applicable named executive officer’s Deferred Compensation Plan account on phantom units granted under the executive contribution and the discretionary matching contribution in previous years if applicable. These amounts, which would have represented the fair value of the phantom units earned on the corresponding dates of our distributions to our unitholders in fiscal year 2019, and would have been included as compensation in 2019 under “Unit Awards” in the Summary Compensation Table.

(4)
While the aggregate balance of each participant’s Deferred Compensation Plan account at the end of the fiscal year is comprised of the phantom units related to the executive and discretionary matching contributions as well as the phantom units attributable to aggregate earnings accumulated, if earrings had been applicable during the 2019 year, the dollar amount of each participant’s account as of December 31, 2019, was determined by multiplying all phantom units deemed to be included in the participant’s account by the closing price of our common units on December 31, 2019 (the last trading day of the fiscal year), which was $3.65. The phantom units associated with each executive’s account as of December 31, 2019, were as follows: Mr. Go, 66,658, Mr. Griffin, 65,390 and Mr. Fleming, 63,203. With respect to Messrs. Go, Griffin and Fleming, the 2019 executive contribution is related to the phantom units deferred with respect to the 2018 annual incentive bonuses, as bonus amounts are not converted to units until the date upon which the cash payment is made, during the first quarter of the year following the year to which the bonus relates. Phantom units that relate to the 2019 incentive award but which will not be converted until the first quarter of 2020 will not be reflected in this table until the 2020 contributions are reported. Subject to the executive’s continued employment with us, these phantom units will become vested over a four year period (except for phantom units associated with executive contributions, which are fully vested at the time of cash incentive deferral), but such vesting applies to the number of phantom units credited to the participant’s account, and not the value of the account at any given time. The value of the executive’s account will fluctuate due to the fact that the value of their phantom units will track the value of our common units. Also, at the current point in time, an executive’s account may not be fully vested; subject to the forfeiture provisions described below, the amounts do not reflect the payout amount that an executive would receive if he voluntarily left our service prior to vesting.
The named executive officers, as well as other officers and key employees, participate in the Deferred Compensation Plan by making an annual irrevocable election to defer all or a portion of their annual cash incentive award for the year. In 2019, none of the executives made an elective contribution to the plan of 100% of his Cash Incentive Plan award. All of the named executive officers other than Messrs. Grube and Bohnert were required to defer 50% of their Cash Incentive Plan award. The deferred amounts will be credited to the participants’ accounts in the form of phantom units, and will receive DERs to be credited in the form of additional phantom units to the participants’ account. We have the discretion to make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as the compensation committee determines appropriate. For the 2019 year, there were no matching contributions to named executives of deferred amounts related to the 2019 fiscal year. Participants will at all times be 100% vested in amounts they have deferred; however, amounts we have contributed may be subject to a vesting schedule, as determined appropriate by the compensation committee. The participants’ accounts are adjusted at least quarterly to determine the fair market value of our phantom units, as well as any DERs that may have been credited in that time period. Distributions from the Deferred Compensation Plan are payable on the earlier of the date specified by each participant and the participant’s termination of employment. Death, disability, normal retirement or a change in control (as such terms are defined within the Long-Term Incentive Plan) require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate at that time the vesting of any portion of a participant’s account that has not already become vested. Benefits will be distributed to participants in the form of our common units, cash or a combination of common units and cash at the election of the compensation committee. In the event that accounts are paid in common units, such units will be distributed pursuant to the Long-Term Incentive Plan. Unvested portions of a participant’s account will be forfeited in the event that a distribution was due to a participant’s voluntary resignation or a termination for cause. To ensure compliance with Section 409A of the Code, distributions to participants that are considered “key employees” (as defined in Code Section 409A of the Code) may be delayed for a period of six months following such key employees’ termination of employment with us.
Potential Payments Upon Termination or Change in Control
We provide certain of our named executive officers with certain severance and change in control benefits in order to provide them with assurances against certain types of terminations without cause or resulting from change in control transactions where the terminations were not based upon cause. This type of protection is intended to provide the executive with a basis for keeping focus and functioning in the unitholders’ interests at all times. In addition to the potential acceleration of our equity-based awards upon certain events, our employment agreements with Mr. Go and Mr. Grube contain severance and change in control provisions.
In the event that severance payments are triggered under the applicable employment agreement, Messrs. Go and Grube will be eligible to receive payments as soon as administratively possible, though if Code Section 409A would subject them to additional taxes upon receipt of the payments, we will delay the payment of these amounts for a period of six months and provide for interest to accrue on such delayed amounts at the maximum nonusurious rate from the date of the originally scheduled payment date. Messrs. Go and Grube are also eligible to receive an additional sum from us in the event that any termination payment we provide to them is considered a “parachute” payment pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”); a parachute payment could occur in connection with a change in control or a termination of employment that was also in connection with a change in control, but such a payment would not occur in the event of a termination of Messrs. Go or Grube’s employment that is not in connection with a change in control. This additional payment, if necessary, would equal the amount necessary to place him in the same after-tax position he would have been in absent the additional excise taxes imposed by Section 280G of the Code. Lastly, severance potentially payable to Messrs. Go and Grube under their employment agreement are partially provided in consideration for Messrs. Go and Grube’s agreements not to compete with us or solicit our employees for a period of one year following a termination of employment.

The employment agreement in place as of December 31, 2019, contains the following definitions for each of the possible “triggering events” that could result in a termination payment to the below referenced named executive officer:

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

•
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

•	Change in Control. Messrs. Go and Grube’s agreements state that a change in control may occur upon any of the following events:

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

•
Good reason under Mr. Grube’s employment agreement includes: (i) any material breach by us of the employment agreement; (ii) any requirement by us that Mr. Grube relocate outside of the metropolitan Indianapolis, Indiana area; (iii) failure of any successor to assume the employment agreement not later than the date as of which it acquires substantially all of the equity, assets or business of us; (iv) any material reduction in Mr. Grube’s title, authority, responsibilities, or duties (including a change that causes him to cease being a member of the board of directors or reporting directly and solely to the board of directors); or (v) the assignment of Mr. Grube any duties materially inconsistent with his duties as our executive vice president.
Totally Disabled. Under Mr. Go’s employment agreement, we have the right to terminate his employment if he is unable to perform, with or without reasonable accommodation, the essential functions of his position as a result of a physical or mental injury or illness for a period of (i) 90 consecutive days or (ii) 180 days in any one-year period.
Mr. Go’s employment agreement provides him with the opportunity to receive a transaction bonus upon the occurrence of certain company transactions that must occur prior to the fifth anniversary of the date of his employment agreement (or September 14, 2020). Mr. Go may receive a transaction bonus (the “Transaction Bonus”) of five percent (5%) of the excess, if any, of (i) the value realized by our general partner’s equity-holders upon a “Transaction Event” over (ii) four hundred million dollars ($400,000,000), which amount shall (i) be increased by the amount of contributions to us by our general partner in the event of equity offerings by us and (ii) exclude any value realized by our general partner’s equity-holders with respect to direct holdings of limited partner interests in us. For purposes of Mr. Go’s employment agreement, “Transaction Event” means the first to occur of the following events: (i) any “person” or “group” other than an affiliate of our general partner becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of all or substantially all of the voting power of the outstanding equity interests of our general partner; (ii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of the assets of our general partner in one or more transactions to any person other than an affiliate; (iii) a conversion of all or substantially all of the Incentive Distribution Rights held by our general partner into our units; or (iv) a monetization of all or substantially all of the partnership interests in a transaction not described in clauses (i) through (iii).
Change of Control and Certain Terminations Pursuant to Long-Term Incentive Plan
Upon a Change of Control, all outstanding awards granted pursuant to the Long-Term Incentive Plan shall automatically vest and be payable at their maximum target level or become exercisable in full, as the case may be, or any restricted periods connected to the award shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. We provided these “single-trigger” change of control benefits because we believed such benefits were important retention tools for us, as providing for accelerated vesting of awards under the Long-Term Incentive Plan upon a Change of Control enables employees, including the named executive officers, to realize value from these awards in the event that we go through a change of control transaction. In addition, we believed that it was important to provide the named executive officers with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and post-termination as they seek future employment. Whether or not a change of control results in a termination of our officers’ employment with us or a successor entity, we wanted to provide our officers with certain guarantees regarding the importance of equity incentive compensation awards they were granted prior to that change of control. Further, we believe that change of control protection allows management to focus their attention and energy on the business transaction at hand without any distractions regarding the effects of a change of control. Also, we believe that such protection maximizes unitholder value by encouraging the named executive officers to review objectively any proposed transaction in determining whether such proposed transaction is in the best interest of our unitholders, whether or not the executive will continue to be employed.
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
Under the Long-Term Incentive Plan, awards that were outstanding as of December 31, 2019, will also accelerate upon a termination due to death, disability or a normal retirement upon or after reaching the age of 66. The board of directors has the final authority to determine if a disability is permanent or of a long-term duration resulting in termination from us. A “disability” per the terms of the Long-Term Incentive Plan grant means (i) a participant’s inability to engage in any substantial gainful activity by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, or (ii) the participant is, by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, receiving income replacement benefits for a period of not less than 3 months under one of our accident and health plans. We have determined that providing acceleration of the Long-Term Incentive Plan awards upon a death or disability is appropriate because the termination of a participant’s employment with us due to such an occurrence is often an unexpected event, and it is our belief that providing an immediate value to the participant or his family, as appropriate, in such a situation is a competitive retention tool. We also believe that providing for acceleration upon a normal retirement is appropriate due to the fact that the definition of a normal retirement requires an executive to remain employed with us until late in his career, and the acceleration of their equity awards upon such an event provides the executives with a reassurance that they will receive value for their awards at the end of their career. We have determined that it is in the unitholders’ best interest to provide such retention tools with respect to our equity compensation awards due to the fact that we strive to retain a high level of executive talent while competing in a very aggressive industry.
Severance Arrangement with Mr. Griffin
We entered into a Transitional Severance Agreement and General Release with Mr. Griffin on October 27, 2019 (the “Severance Agreement”), which governed certain aspects of his employment with us for the remainder of the 2019 year and until January 2, 2020 (the “Separation Date”), as well as the severance benefits that he was entitled to receive upon his separation from service with us.
The Severance Agreement will provide Mr. Griffin with cash payments, subject to Mr. Griffin executing a general release and waiver in the Company’s favor, totaling $1,065,000, to be paid in three separate installments through July 2020, the amount of which is equal to 12 months of his annual base salary plus his target annual bonus amount. Any outstanding phantom unit awards that Mr. Griffin holds at the time of his separation from service will be treated in accordance with the terms of our Long-Term Incentive Plan and the grant agreements governing those awards.
The Severance Agreement also subjects payment of the severance benefits described above to the requirement that Mr. Griffin continued to perform his duties as Chief Financial Officer until December 31, 2019, during which time he also assisted us in providing a smooth transition to the new Chief Financial Officer. From and after the Separation Date through June 30, 2020, Mr. Griffin will provide up to 80 hours of assistance to the Company at no additional cost to us. In the event that we desire Mr. Griffin to provide additional services following his satisfaction of the original 80 hours, we will pay him an hourly rate of $505 per hour for his services, plus any reasonable expenses.
The Severance Agreement requires Mr. Griffin to comply with standard confidentiality and non-disparagement provisions. The Severance Agreement has no impact on any restrictive covenants that were contained within any agreement previously entered into between the parties (including any employment agreements).
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

The table below reflects the amount of compensation payable to our named executive officers in the event of a termination of employment or a change in control of the Company on December 31, 2019. For purposes of calculating the potential payments, we have made certain assumptions that we have determined to be reasonable and relevant to our unitholders.

Name	Benefits	Termination by Us Without Cause, or Good Reason Termination by Executive	Termination by Us for Cause, or Without Good Reason Termination by Executive	Termination by Us Without Cause, or Good Reason Termination, in Connection with a Change in Control	Termination Due to Death or Disability	Change in Control
Timothy Go	Base Salary (1)	$900,000	$—	$1,800,000	$—	$—
	Compensation Incentive Awards (2)	1,350,000	—	2,700,000	900,000	—
	Long-Term Incentive Plan (3)	1,702,053	1,551,250	1,702,053	1,702,053	1,702,053
	Deferred Compensation Plan (4)	—	—	450,687	450,687	450,687
	Post-Employment Health Care (5)	30,015	—	40,020	—	—
	Outplacement Assistance (6)	50,000	—	50,000	—	—
	Total	$4,032,068	$1,551,250	$6,742,760	$3,052,740	$2,152,740
D. West Griffin	Long-Term Incentive Plan (3)	$775,625	$775,625	$775,625	$775,625	$775,625
	Deferred Compensation Plan (4)	—	—	142,208	142,208	142,208
	Total	$775,625	$775,625	$917,833	$917,833	$917,833
Bruce A. Fleming	Long-Term Incentive Plan (3)	$518,337	$387,813	$518,337	$518,337	$518,337
	Deferred Compensation Plan (4)	—	—	399,503	399,503	399,503
	Total	$518,337	$387,813	$917,840	$917,840	$917,840
F. William Grube	Base Salary (1)	$1,363,089	$—	$1,363,089	$—	$—
	Compensation Incentive Awards (2)	227,182	—	227,182	227,182	—
	Long-Term Incentive Plan (3)	78,840	—	78,840	78,840	78,840
	Deferred Compensation Plan (4)	—	—	132,090	132,090	132,090
	Total	$1,669,111	$—	$1,801,201	$438,112	$210,930
Christopher Bohnert	Long-Term Incentive Plan (3)	$210,517	$—	$210,517	$210,517	$210,517
	Total	$210,517	$—	$210,517	$210,517	$210,517

(1)
As per his employment agreement, Mr. Go will receive three times his base salary if a qualifying termination occurs within twenty-four months following a Change in Control (“Change in Control Period”) or 1.5 times his base salary if the qualifying termination occurs at any time other than the Change in Control Period and Mr. Grube will receive three times his base salary for a qualifying termination whether or not in connection with a Change in Control.

(2)
As per their employment agreements, for termination due to death or disability, Messrs. Go and Grube will be entitled to receive a pro rata portion of any incentive compensation awards for the bonus year in which the termination occurs. For termination for good reason by the executive or by us without cause, Mr. Go will be entitled to 3 times his cash incentive bonus if a qualifying termination occurs with the Change in Control Period or 1.5 times his cash incentive bonus if the termination occurs at any time other than the Change in Control Period and Mr. Grube will be entitled to receive a pro rata portion of any compensation incentive awards for the bonus year in which the termination occurs. For termination without good reason by executive or by us with cause, Mr. Go will not be entitled to any pro rata portion of incentive compensation awards, although Mr. Grube’s pro-rata bonus is considered to be part of the accrued obligations that he would receive upon a termination for any reason. Assuming a termination on December 31, 2019, amounts have been calculated assuming that the entire 2019 bonus award would be payable for the 2019 year. Mr. Go is also entitled to receive the Transaction Bonus, as described further above, in the event of certain transactions. Solely for the purposes of this table, we have assumed the Transaction Bonus amount would be equal to $0 as no such transaction has taken place as of December 31, 2019 and the amount cannot be estimated with any certainty.

(3)
All amounts assume that the executives received full vesting of equity awards due to the applicable qualifying termination or Change in Control event, or in the event of termination for cause, settlement of awards that had previously vested. The value of all phantom units pursuant to equity awards under the Long-Term Incentive Plan were valued at our December 31, 2019, closing common unit price of $3.65. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s equity awards until the first day of the seventh month following the applicable event requiring settlement of equity awards under the Long-Term Incentive Plan. Amounts include fully vested awards related to performance unit awards and strategic unit awards granted to Messrs. Go and Fleming in 2017 but which could not be paid out until a termination of employment or change in control.

(4)
Amounts assume that the executives received full vesting of the Deferred Compensation Plan accounts due to the applicable qualifying termination (death, disability, or normal retirement) or Change in Control event. All vested amounts will also receive accelerated distribution upon a qualifying termination or a Change in Control event, therefore the columns “Termination by Us Without Cause, or Good Reason Termination, in Connection with a Change in Control,” “Change in Control” and “Termination Due to Death and Disability” also include vested account balances that would be distributed upon the applicable triggering event. None of our named executive officers was normal retirement age (66 for purposes of the Deferred Compensation Plan) as of December 31, 2019, therefore none of the named executive officers were eligible to receive the distribution of his vested Deferred Compensation Plan account upon a termination event in addition to the columns reflected in the table above. The value of all phantom units held in the Deferred Compensation Plan accounts was valued at our December 31, 2019, closing common unit price of $3.65. As required pursuant to Section 409A of the Code, in the event that any of the executives are also “key employees” as defined in Section 409A of the Code at the time a settlement would become due, we would delay the settlement of such an executive’s account until the first day of the seventh month following the applicable event requiring settlement of the Deferred Compensation Plan account. As of December 31, 2019, the 50% portion of the 2019 Cash Incentive Awards that were required to be deferred were still deemed to be outstanding equity awards, and not part of the Deferred Compensation Plan accounts.

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

Compensation of Directors
Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. Non-employee directors were entitled to fees and equity awards for 2019 that consisted of the following:

•	an annual fee of $70,000;

•	an annual equity award in the form of restricted or phantom units, valued at approximately $100,000;

•	an audit and finance committee chair annual fee of $20,000;

•	a non-chair audit and finance committee member annual fee of $10,000;

•	a strategy and growth committee chair annual fee of $10,000;

•	a non-chair strategy and growth committee annual fee of $5,000;

•	a conflicts committee and compensation committee chair annual fee of $8,000;

•	a non-chair conflicts committee and compensation committee annual fee of $4,000;

•	all other committee chair annual fee of $5,000; and

•	all other committee member annual fee of $2,500.
In addition, we reimburse each non-employee director for his or her out-of-pocket expenses incurred in connection with attending meetings of the board of directors or board committees. Under certain circumstances, we will also indemnify each director for his or her actions associated with being a director to the fullest extent permitted under Delaware law.
The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2019:

	Director Compensation Table for 2019
Name	Fees Earned or Paid in Cash	Unit Awards (1)	Total
Fred M. Fehsenfeld, Jr.	$—	$179,003	$179,003
James S. Carter	$—	$193,997	$193,997
Robert E. Funk	$35,814	$147,753	$183,567
Stephen P. Mawer	$—	$195,502	$195,502
Daniel J. Sajkowski	$—	$177,501	$177,501
Amy M. Schumacher	$—	$179,003	$179,003
Daniel L. Sheets	$—	$182,500	$182,500

(1)
The amounts in this column are calculated based on the aggregate grant date fair value of (i) annual phantom unit awards to all non-employee directors, (ii) cash fees paid in the form of phantom unit awards (“Director Fee” awards) and (iii) matching phantom unit awards granted to those non-employee directors who deferred all of the fees they earned in 2019 pursuant to the Deferred Compensation Plan (“Matching Units”). The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. Please read Note 14 to our consolidated financial statements for the fiscal year ending December 31, 2019 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

Annual Phantom Unit Awards
The number of phantom units granted during 2019 with respect to annual grants, Director Fees and Matching Units are disclosed in the table below.

	Annual Director Phantom Unit Awards
	Grant Date	Number of Units Granted (#) (1)	Number of Matching Units Granted (#) (2)	Aggregate Grant Date Fair Value
Fred M. Fehsenfeld, Jr.	May 7, 2019	5,471	1,824	$26,335
	August 6, 2019	4,193	1,398	$26,334
	November 4, 2019	5,692	1,897	$26,334
	November 6, 2019	28,409	—	$100,000
James S. Carter	May 7, 2019	6,510	2,170	$31,335
	August 6, 2019	4,989	1,663	$31,331
	November 4, 2019	6,772	2,257	$31,331
	November 6, 2019	28,409	—	$100,000
Robert E. Funk	May 7, 2019	3,307	1,102	$15,916
	August 6, 2019	2,535	845	$15,920
	November 4, 2019	3,440	1,147	$15,917
	November 6, 2019	28,409	—	$100,000
Stephen P. Mawer	May 7, 2019	6,614	2,205	$31,837
	August 6, 2019	5,069	1,690	$31,835
	November 4, 2019	6,880	2,293	$31,830
	November 6, 2019	28,409	—	$100,000
Daniel J. Sajkowski	May 7, 2019	5,367	1,789	$25,833
	August 6, 2019	4,114	1,371	$25,834
	November 4, 2019	5,584	1,861	$25,834
	November 6, 2019	28,409	—	$100,000
Amy M. Schumacher	May 7, 2019	5,471	1,824	$26,335
	August 6, 2019	4,193	1,398	$26,334
	November 4, 2019	5,692	1,897	$26,334
	November 6, 2019	28,409	—	$100,000
Daniel L. Sheets	May 7, 2019	5,713	1,904	$27,498
	August 6, 2019	4,379	1,460	$27,502
	November 4, 2019	5,944	1,981	$27,500
	November 6, 2019	28,409	—	$100,000

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

(2)	With respect to the Matching Units, the phantom units will vest on the third December 31st after the grant date.

The following table summarizes the aggregate balance of each director’s phantom unit awards as of December 31, 2019:

	Annual Director Phantom Unit Awards
	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (1)
Fred M. Fehsenfeld, Jr.	71,248	$260,055
James S. Carter	79,129	$288,821
Robert E. Funk	77,979	$284,623
Stephen P. Mawer	78,010	$284,737
Daniel J. Sajkowski	70,268	$256,478
Amy M. Schumacher	72,236	$263,661
Daniel L. Sheets	20,852	$76,110

(1)
The market value of each director’s unvested phantom units as of December 31, 2019 was determined by multiplying all unvested phantom units by the closing price of our common units on December 31, 2019, which was $3.65.

Deferred Compensation Plan
Our directors were eligible to defer their fees earned into the Deferred Compensation Plan. When directors elect to defer any portion of their compensation into the plan, these deferred amounts are credited to the participant in the form of phantom units, and will receive DERs to be credited to the participant’s account in the form of additional phantom units on the corresponding dates of our distributions to our unitholders. The compensation committee may recommend a matching contribution for the deferred fees at its discretion. Phantom units credited to a participant’s account pursuant to matching contributions also carry DERs to be credited to the participant’s account in the form of additional phantom units.
The following table summarizes the aggregate balance of each director’s Deferred Compensation Plan account at the end of the fiscal year:

Director Nonqualified Deferred Compensation Table for 2019
Name	Number of Units	Aggregate Balance at end of 2019 (1)
Fred M. Fehsenfeld, Jr.	76,979	$280,973
James S. Carter	88,144	$321,726
Robert E. Funk	62,263	$227,260
Stephen P. Mawer	24,751	$90,341
Daniel J. Sajkowski	45,195	$164,962
Amy M. Schumacher	48,839	$178,262
Daniel L. Sheets	21,381	$78,041

(1)
The dollar amount of each director’s account as of December 31, 2019 was determined by multiplying all phantom units deemed to be included in the director’s account by the closing price of our common units on December 31, 2019, which was $3.65.

Compensation Committee Interlocks and Insider Participation
The members of our compensation committee are Stephen P. Mawer, Fred M. Fehsenfeld, Jr. and Amy M. Schumacher. Mr. Fehsenfeld, Jr. is the chairman of the board of our general partner. Mr. Mawer is a member of the board of our general partner. Ms. Schumacher is a member of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence” for descriptions of our transactions in fiscal year 2019 with certain entities related to Messrs. Fehsenfeld and Mawer and Ms. Schumacher. Mr. Fehsenfeld and Ms. Schumacher are not independent members of the compensation committee. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.
Risk Considerations in our Overall Compensation Program
Our compensation policies and practices are designed to provide rewards for generating cash flows, reducing debt leverage and growing our business. Currently, our incentive compensation programs are based on performance, at the Company level, relative to goals we set for Adjusted EBITDA. In our assessment of risk related to such use of a single financial performance metric, we considered the relative difficulty for any employee to engage in an undue amount of risk-taking activity with a result that would be reasonably likely to have a material adverse effect on us due to the breadth and scope of activities, both operational and financial, across that organization that are captured in the calculation of Adjusted EBITDA. Also, we considered the current approval controls that exist to mitigate against excessive risk-taking that might impact Adjusted EBITDA and, in turn, our compensation programs. For example, we have specific approval policies related to the entry into derivative instruments, material commercial agreements and material capital expenditures. Also, our full board of directors, as well as through the actions of its various committees, regularly assesses our key risk areas to monitor the impacts of such risks on our financial performance. Further, we considered the design of our incentive compensation programs, noting that the inclusion of both shorter-term cash incentive awards and longer-term unit awards further align the interest our employees and our unitholders. As a result of these considerations, we have concluded that the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Timothy Go, our Chief Executive Officer (“CEO”).
The employees providing services to us are provided by Calumet GP, LLC, our general partner, as we do not have any employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from general partner’s employee population. References to “our” employees below therefore refer to the employees of our general partner.
For 2019, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our general partner (other than the CEO) was $83,230;

•	The annual total compensation of the CEO, as reported in the Summary Compensation Table included elsewhere within this Annual Report, was $1,486,139; and

•	Based on this information, for 2019 the ratio of the annual total compensation of Mr. Go to the median of the annual total compensation of all employees was approximately 18 to 1.
To identity the median of the annual total compensation of all our general partner’s employees, as well as to determine the annual total compensation of our general partner’s median employee and the CEO, we took the following steps:

•
We determined that, as of December 31, 2019, our general partner’s employee population consisted of approximately 1,500 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees, as we do not have seasonal workers.

•	We selected December 31, 2019 as our identification date for determining our median employee compensation.

•
We used a consistently applied compensation measure to identify the median employee by comparing the amount of salary or wages and bonuses reflected in our general partner’s payroll records as reported to the Internal Revenue Service on Form W-2 for 2019. We did not annualize the compensation for any employees that were not employed by our general partner for all of 2019.

•	We do not widely distribute annual equity awards to employees, therefore such awards were excluded from our compensation measure.

•
We identified our general partner’s median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our general partner’s employees, including the CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

•
After we identified our general partner’s median employee, we combined all of the elements of such employee’s compensation for the 2019 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $83,230. The difference between such employee’s salary, wages and overtime pay and the employee’s annual total compensation represents contributions in the amount of $(4,230) that we made on the employee’s behalf to our 401(k) plan for the 2019 year and to the employee’s health savings account for the 2019 year.

•	With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units as of March 4, 2020, held by:

•	each person who beneficially owns 5% or more of our outstanding units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Units Beneficially Owned
The Heritage Group (1)(2)	11,867,533	15.25%
Calumet, Incorporated (2)	1,934,287	2.49%
Adams Asset Advisors, LLC (3)	4,178,677	5.37%
James S. Carter	168,503	*
Fred M. Fehsenfeld, Jr. (1)(2)(4)(5)	752,559	*
Bruce A. Fleming	286,079	*
Robert E. Funk	118,564	*
Timothy Go	247,208	*
D. West Griffin	97,860	*
F. William Grube (6)	234,123	*
Christopher Bohnert	11,807	*
Stephen P. Mawer	76,492	*
Daniel J. Sajkowski	64,830	*
Amy M. Schumacher (1)(5)(6)	74,530	*
Daniel L. Sheets	3,906	*
All directors and executive officers as a group (14 persons)	2,192,513	2.82%

*	= less than 1 percent.

(1)
Twenty-nine grantor trusts indirectly own all of the outstanding general partner interests in The Heritage Group, an Indiana general partnership. The direct or indirect beneficiaries of the grantor trusts are members of the Fehsenfeld family. Each of the grantor trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr. and Amy M. Schumacher, who are directors of our general partner, disclaims beneficial ownership of all of the common units owned by The Heritage Group, and none of these units are shown as being beneficially owned by such directors in the table above. Of these common units, 367,197 are owned by The Heritage Group Investment Company, LLC (“Investment LLC”). Investment LLC is under common ownership with The Heritage Group. The Heritage Group, although not the owner of the common units, serves as the Manager of Investment LLC, and in that capacity has sole voting and investment power over the common units. The Heritage Group disclaims beneficial ownership of the common units owned by Investment LLC except to the extent of its pecuniary interest therein. The address for The Heritage Group is 5400 W. 86th St., Indianapolis, Indiana, 46268.

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

(3)
As noted in the Schedule 13G filed with the SEC on January 8, 2020, the filing person has indicated that it has or shares beneficial ownership of such units. The address for Adams Asset Advisors, LLC is 8150 N. Central Expwy #M1120, Dallas, Texas 75206.Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(4)
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

(5)	Includes common units that are owned by the spouse of F. William Grube, for which he disclaims beneficial ownership.

(6)	Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Long-Term Incentive Plan	1,021,102	$—	542,320
Total	1,021,102	$—	542,320

(1)
The Long-Term Incentive Plan contemplates the issuance or delivery of up to 3,883,960 common units to satisfy awards under the plan. The number of units presented in column (a) assumes that all outstanding grants may be satisfied by the issuance of new units or the purchase of existing units on the open market upon vesting. In fact, some portion of the phantom units may be settled in cash and some portion will be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under Column (c). For more information on our Long-Term Incentive Plan, please read Item 11 “Executive and Director Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Description of Long-Term Incentive Plan.”

(2)
As of December 31, 2019, the Company has determined the equity-classified performance units are likely to be settled in cash and have reclassified these as liability awards. Liability classified awards are not included in this calculation. As of December 31, 2019, we determined that certain units classified as equity awards as of December 31, 2018 are likely to be settled in cash and, as a result, we have reclassified them as liability awards.

Item 13. Certain Relationships and Related Transactions and Director Independence
Distributions and Payments to Our General Partner and its Affiliates
Owners of our general partner and their affiliates own 16,449,981 common units representing an approximately 21.0% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. We suspended distributions in April 2016. Please read Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Market Information” for additional information related to our distribution policy and the incentive distribution rights.
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
Product Sales and Related Purchases
During 2019, we made ordinary course sales of certain specialty products to Monument Chemicals, Inc. (“Monument Chemicals”), a specialty chemical company owned in part by The Heritage Group. Amy M. Schumacher is president of Monument Chemicals. The total purchases made by us from Monument Chemicals in 2019 for product purchases was approximately $0.2 million. The total sales made by us to Monument Chemicals in 2019 were approximately $8.1 million. As of December 31, 2019, there was approximately $0.9 million due to us from Monument Chemicals related to these products sales. We anticipate that we will continue to sell products to Monument Chemicals in the future. We believe that the product sales prices and credit terms offered to Monument Chemicals are comparable to prices and terms offered to non-affiliated third-party customers.
During 2019, we made ordinary course purchases of certain services from Heritage-Crystal Clean Inc. (“Crystal Clean”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. The total purchases made by us from Crystal Clean in 2019 for cleaning and waste removal services were approximately $1.7 million. As of December 31, 2019, there was an approximately $0.1 million balance due from us to Crystal Clean related to these purchases. We expect that we will continue to utilize these services from Crystal Clean in the future. During 2019, we made ordinary course sales of certain specialty products to Crystal Clean. The total sales made by us to Crystal Clean in 2019 for certain specialty products were approximately $0.2 million. We anticipate that we will continue to sell products to Crystal Clean in the future. We believe that the product sales prices and credit terms offered to Crystal Clean are comparable to prices and terms offered to non-affiliated third-party customers.
During 2019, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. Total purchases made by us from Heritage Environmental in 2019 for cleaning and waste removal services were approximately $8.4 million. As of December 31, 2019, there was a $2.7 million balance due from us to Heritage Environmental related to these purchases. We expect that we will continue to utilize these services from Heritage Environmental in the future.
During 2019, we made ordinary course sales of certain specialty products to Heritage Advanced Products, LLC (“Heritage Advanced”), a specialty chemical company owned in part by The Heritage Group. The total sales made by us to Heritage Advanced in 2019 were approximately $0.1 million. As of December 31, 2019, there was an immaterial balance due us from Heritage Advanced related to these products sales. We anticipate that we will continue to sell products to Heritage Advanced in the future. We believe that the product sales prices and credit terms offered to Heritage Advanced are comparable to prices and terms offered to non-affiliated third-party customers.
During 2019, we made payments to Asphalt Materials, Inc., an affiliate of The Heritage Group (“Asphalt Materials”), for expenses related to the business use of The Heritage Group’s company plane by our senior executive officers and for consulting services provided to us by Asphalt Materials. The aggregate payments for these services made by us to Asphalt Materials in 2019 was approximately $0.4 million. We believe that the costs of the services provided to us by Asphalt Materials are comparable to costs charged by non-affiliated third-party suppliers of similar services. We expect that we will continue to utilize these services from Asphalt Materials in the future. During 2019, we made ordinary course sales of certain fuel products to Asphalt Materials of $8.2 million. As of December 31, 2019, there was an approximately $0.9 million balance due to us from Asphalt Materials related to these products sales. We anticipate that we will continue to sell products to Asphalt Materials in the future. We believe that the product sales prices and credit terms offered to Asphalt Materials are comparable to prices and terms offered to non-affiliated third-party customers.
During 2019, we made ordinary course sales of certain fuel products to Western States Asphalt, Inc., an affiliate of The Heritage Group (“Western States”), of $23.6 million. We anticipate that we will continue to sell products to Western States in the future. We believe that the product sales prices and credit terms offered to Western States are comparable to prices and terms offered to non-affiliated third-party customers.
Product Collaboration
During 2018, we entered into an agreement with The Heritage Group that will allow us to use The Heritage Group’s research facilities, equipment and supplies in exchange for a portion of the profit from new products developed. Our employees use the research facility on a regular basis and some of our equipment is located in the research facility. The agreement allows for joint projects with The Heritage Group in which both parties would share in the profit of new products developed. There were approximately $0.6 million profit sharing expenses in 2019. As of December 31, 2019, there was a $0.2 million balance due from us to The Heritage Group related to these expenses.
During 2019, the Company entered into a Master Reimbursement Agreement with The Heritage Group whereby The Heritage Group may incur or pay certain fees, expenses or obligations on behalf of the Company, and the Company shall reimburse The Heritage Group for such incurrences or payments in either cash or common units of the Company, subject to a limit of 4.0 million units valued at $3.60 per unit. As of December 31, 2019, the Company has accrued approximately $3.8 million for expenses incurred by The Heritage Group on behalf of the Company. The Heritage Group elected cash reimbursement, with no further payment obligations in regard to the Master Reimbursement Agreement. Consistent with The Heritage Group’s election, this triggered the obligation to be settled based upon the terms of the agreement in January 2020.
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
In March 2019, the Company sold its investment in Biosynthetic Technologies to The Heritage Group for total proceeds of $5.0 million which was recorded in the “other” component of other income (expense) on the consolidated statements of operations.
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
Please read Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.
Item 14. Principal Accounting Fees and Services
The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2019 and 2018 (in millions):

	Year Ended December 31,
	2019	2018
Audit fees	$6.2	$5.3
Audit-related fees	—	—
Total	$6.2	$5.3
“Audit fees” above include those related to our annual audit and quarterly review procedures.
“Audit-related fees” primarily relate to securities offerings.
Pre-Approval Policy
The audit and finance committee of our general partner’s board of directors has adopted an audit and finance committee charter, which is available on our website at http://www.calumetspecialty.com. The charter requires the audit and finance committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The audit and finance committee does not delegate its pre-approval responsibilities to management or to an individual member of the audit and finance committee. Services for the audit, tax and all other fee categories above were pre-approved by the audit and finance committee.

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

2.3	—
Membership Interest Purchase Agreement, dated November 10, 2019, by and between Calumet Refining, LLC and Starlight Relativity Acquisition Company LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 12, 2019 (File No. 000-51734)).

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
Indenture, dated October 11, 2019, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2019 (File No. 000-51734)).

4.6*	—	Description of Common Units.
10.1	—
Amended Crude Oil Sale Contract, effective April 1, 2008, between Plains Marketing, L.P. and Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No. 000-51734)).

Exhibit Number		Description
10.2†	—
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
First Amendment to Third Amended and Restated Credit Agreement, dated as of September 4, 2019, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 6, 2019 (File No. 000-51734)).

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

Exhibit Number		Description
10.17	—
Supply and Offtake Agreement, dated as of June 19, 2017, between Macquarie Energy North America Trading Inc., Calumet Shreveport Fuels, LLC and Calumet Shreveport Lubricants & Waxes, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.18	—
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

10.19	—
Second Amendment to Supply and Offtake Agreement, dated December 21, 2018 between Macquarie Energy North America Trading Inc. and Calumet Shreveport Refining, LLC formerly known as Calumet Shreveport Lubricants and Waxes, LLC and successor by merger to Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2019 (File No. 000-51734)).

10.20	—
Third Amendment to Supply and Offtake Agreement, dated May 9, 2019, between Macquarie Energy North America Trading Inc. and Calumet Shreveport Refining, LLC formerly known as Calumet Shreveport Lubricants and Waxes, LLC and successor by merger to Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2019 (File No. 000-51734)).

10.21†	—
Calumet GP, LLC Annual Bonus Plan, dated February 23, 2017 and effective January 1, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.22†	—
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

10.24	—
Buyer Parent Guaranty, dated as of August 11, 2017, by and between Husky Oil Operations Limited and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2017 (File No. 000-51734)).

10.25	—
Employment and Transition Agreement, dated as of April 17, 2017, by and among Calumet Specialty Products Partners, L.P. and R. Patrick Murray, II (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.26	—
Severance Agreement and General Release, dated March 22, 2019, between Calumet GP, LLC and William A. Anderson (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8 , 2019 (File No. 000-51734)).

10.27*	—	Severance Agreement and General Release, dated October 17, 2019, between Calumet GP, LLC and D. West Griffin.
10.28*		H. Keith Jennings Employment Agreement.
21.1*	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.1*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1*	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
100.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies management contract and compensatory plan arrangements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC its general partner

By:	/s/ Timothy Go
Timothy Go
Chief Executive Officer
Date: March 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ Timothy Go	Chief Executive Officer of Calumet GP, LLC (Principal Executive Officer)	Date:	March 5, 2020
Timothy Go

/s/ H. Keith Jennings	Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Financial Officer and Principal Accounting Officer)	Date:	March 5, 2020
H. Keith Jennings

/s/ Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date:	March 5, 2020
Fred M. Fehsenfeld, Jr.

/s/ James S. Carter	Director of Calumet GP, LLC	Date:	March 5, 2020
James S. Carter

/s/ Robert E. Funk	Director of Calumet GP, LLC	Date:	March 5, 2020
Robert E. Funk

/s/ Stephen P. Mawer	Director of Calumet GP, LLC	Date:	March 5, 2020
Stephen P. Mawer

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date:	March 5, 2020
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date:	March 5, 2020
Amy M. Schumacher

/s/ Daniel L. Sheets	Director of Calumet GP, LLC	Date:	March 5, 2020
Daniel L. Sheets