Form 10-Q
period 2020-03-31
Calumet Specialty Products Partners, L.P.
filed 2020-05-07
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On May 6, 2020, there were 77,956,842 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three Months Ended March 31, 2020

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of the ongoing novel coronavirus (“COVID-19”) pandemic and global crude oil production levels on our business and operations; (ii) demand for refined petroleum products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”), (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (viii) our access to inventory financing under our supply and offtake agreements, (ix) our ability to remediate the identified material weakness and further strengthen the overall controls surrounding information systems, (x) the future effectiveness of our enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations and (xi) potential costs and savings associated with our cost reduction plan to reduce overall operating expenses, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part I, Item 1A “Risk Factors” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”) and (ii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$103.7	$19.1
Accounts receivable, net	176.0	175.0
Other	11.0	13.5
	187.0	188.5
Inventories	222.6	292.6
Derivative assets	22.8	0.9
Prepaid expenses and other current assets	8.3	11.0
Total current assets	544.4	512.1
Property, plant and equipment, net	964.7	973.5
Goodwill	172.5	171.4
Other intangible assets, net	68.4	71.2
Operating lease right-of-use assets	78.5	93.1
Other noncurrent assets, net	33.8	36.5
Total assets	$1,862.3	$1,857.8
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$158.5	$230.2
Accrued interest payable	46.8	32.0
Accrued salaries, wages and benefits	22.4	35.7
Other taxes payable	13.7	11.8
Obligations under inventory financing agreements	95.1	134.3
Other current liabilities	50.2	58.6
Current portion of operating lease liabilities	49.0	60.6
Current portion of long-term debt	2.0	1.8
Total current liabilities	437.7	565.0
Pension and postretirement benefit obligations	7.6	7.9
Other long-term liabilities	20.6	20.8
Long-term operating lease liabilities	30.7	33.0
Long-term debt, less current portion	1,358.7	1,209.5
Total liabilities	1,855.3	1,836.2
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 77,956,842 units and 77,560,355 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6.1	20.2
General partner’s interest	11.7	12.0
Accumulated other comprehensive loss	(10.8)	(10.6)
Total partners’ capital	7.0	21.6
Total liabilities and partners’ capital	$1,862.3	$1,857.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(In millions, except per unit and unit data)
Sales	$692.6	$851.3
Cost of sales	638.3	715.3
Gross profit	54.3	136.0
Operating costs and expenses:
Selling	13.3	13.3
General and administrative	20.2	34.9
Transportation	30.8	35.9
Taxes other than income taxes	5.0	5.1
Loss on impairment and disposal of assets	6.0	11.7
Other operating expense	3.0	1.3
Operating income (loss)	(24.0)	33.8

Other income (expense):
Interest expense	(29.3)	(32.3)
Gain on debt extinguishment	—	0.4
Gain on derivative instruments	38.5	9.1
Other	0.9	5.3
Total other income (expense)	10.1	(17.5)
Net income (loss) before income taxes	(13.9)	16.3
Income tax (benefit) expense	0.5	(0.1)
Net income (loss)	$(14.4)	$16.4
Allocation of net income (loss):
Net income (loss)	$(14.4)	$16.4
Less:
General partner’s interest in net income (loss)	(0.3)	0.3
Non-vested share-based payments	—	0.1
Net income (loss) available to limited partners	$(14.1)	$16.0
Weighted average limited partner units outstanding:
Basic	78,399,314	78,111,551
Diluted	78,399,314	78,175,007
Limited partners’ interest basic and diluted net income (loss) per unit:	$(0.18)	$0.20
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net income (loss)	$(14.4)	$16.4
Other comprehensive loss:
Cash flow hedges:
Cash flow hedge loss	(0.2)	—
Foreign currency translation adjustment	—	1.2
Total other comprehensive loss	(0.2)	1.2
Comprehensive income (loss) attributable to partners’ capital	$(14.6)	$17.6
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
Other comprehensive loss	(0.2)	—	—	(0.2)
Net loss	—	(0.3)	(14.1)	(14.4)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.3)	(0.3)
Amortization of phantom units	—	—	0.3	0.3
Balance at March 31, 2020	$(10.8)	$11.7	$6.1	$7.0
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating activities
Net income (loss)	$(14.4)	$16.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26.4	28.2
Amortization of turnaround costs	5.1	4.8
Non-cash interest expense	1.5	1.9
Gain on debt extinguishment	—	(0.4)
Unrealized (gain) loss on derivative instruments	(31.6)	2.6
Loss on impairment and disposal of assets	6.0	11.7
Operating lease expense	20.2	20.8
Operating lease payments	(20.1)	(20.6)
Equity-based compensation	(4.5)	2.2
Lower of cost or market inventory adjustment	66.3	(38.9)
Other non-cash activities	2.2	(4.0)
Changes in assets and liabilities:
Accounts receivable	(1.1)	(69.8)
Inventories	3.8	31.9
Prepaid expenses and other current assets	1.5	(3.5)
Derivative activity	(1.4)	(0.1)
Turnaround costs	(9.8)	(1.7)
Accounts payable	(65.3)	37.2
Accrued interest payable	11.2	14.4
Accrued salaries, wages and benefits	(8.5)	(6.8)
Other taxes payable	1.9	2.9
Other liabilities	(9.1)	(1.8)
Pension and postretirement benefit obligations	(0.2)	—
Net cash provided by (used in) operating activities	$(19.9)	$27.4
Investing activities
Additions to property, plant and equipment	(14.9)	(9.5)
Acquisition of business, net of cash acquired	(3.3)	—
Proceeds from sale of unconsolidated affiliate	—	5.0
Proceeds from sale of property, plant and equipment	—	3.6
Net cash provided by discontinued operations	0.9	2.0
Net cash provided by (used in) investing activities	$(17.3)	$1.1
Financing activities
Proceeds from borrowings — revolving credit facility	472.5	—
Repayments of borrowings — revolving credit facility	(325.3)	—
Repayments of borrowings — senior notes	—	(23.2)
Payments on finance lease obligations	(0.1)	(1.0)
Proceeds from inventory financing	245.1	279.2
Payments on inventory financing	(269.7)	(286.1)
Proceeds from other financing obligations	—	0.3
Payments on other financing obligations	(0.7)	(0.6)
Contributions from Calumet GP, LLC	—	0.1
Net cash provided by (used in) in financing activities	$121.8	$(31.3)
Net increase (decrease) in cash and cash equivalents	$84.6	$(2.8)
Cash and cash equivalents at beginning of period	19.1	155.7
Cash and cash equivalents at end of period	$103.7	$152.9
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$10.8	$3.3
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2020, the Company had 77,956,842 limited partner common units and 1,590,955 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, white mineral oils, solvents, petrolatums, waxes, synthetic lubricants and fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and heavy fuel oils. The Company is based in Indianapolis, Indiana and owns specialty and fuel products facilities. The Company owns and leases additional facilities, primarily related to production and marketing of specialty and fuel products, throughout the United States.
The unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2020	December 31, 2019
RINs Obligation	$30.6	$13.0
Transition Services Agreement Payable	—	19.8
Net working capital adjustment liabilities	—	6.9
Other	19.6	18.9
Total other current liabilities	$50.2	$58.6
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

The Company uses the inventory model to account for RINs, measuring acquired RINs at weighted-average cost. The cost of RINs used each period is charged to cost of sales with cash inflows and outflows recorded in the operating cash flow section of the unaudited condensed consolidated statements of cash flows. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RIN spot price. The Company recognizes an asset at the end of each reporting period in which it has generated RINs in excess of its RINs Obligation. The asset is initially recorded at cost at the time the Company acquires them and is subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in cost of sales for the period in the unaudited condensed consolidated statements of operations. The value of RINs in excess of the RINs Obligation, if any, would be reflected in other current assets on the condensed consolidated balance sheets. RINs generated in excess of the Company’s current RINs Obligation may be sold or held to offset future RINs Obligations. Any such sales of excess RINs are recorded in cost of sales in the unaudited condensed consolidated statements of operations. The liabilities associated with the Company’s RINs Obligation are considered recurring fair value measurements. Please read Note 6 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
Loss on Impairment and Disposal of Assets
The Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 included a Loss on impairment and disposal of assets of $6.0 million and $11.7 million, respectively. For the three months ended March 31, 2020, Loss on impairment and disposal of assets consisted of a $4.5 million write-off of other receivable for the remaining payment related to the sale of Anchor Drilling Fluids USA, LLC in 2017 and $1.5 million for the disposal of assets related to Bel-Ray facility (please read Note 13 - “Restructuring” for additional information regarding the Company’s restructuring program). For the three months ended March 31, 2019, Loss on impairment and disposal of assets consisted of $10.7 million as the Company ceased use of the assets associated with the TexStar Midstream Logistics, L.P. Throughput and Deficiency Agreement and $1.0 million for the losses recorded on various other asset disposals during the period. The fair value of the Loss on impairment and disposal of assets were based on Level 3 inputs.
Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The result of the adoption of ASU 2016-13 was de-minimis and did not result in an adjustment to beginning partners’ capital. The allowance for credit losses for accounts receivable was $0.9 million at January 1, 2020 and March 31, 2020.
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and all the related amendments to its lease contracts using the modified retrospective method. The effective date was used as the Company’s date of initial application with no restatement of prior periods. Please read Note 5 - “Leases” for further information.
On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. Given the Company’s current risk management strategy of not designating any of its derivative positions as hedges, the adoption of this guidance had no effect on the Company’s unaudited condensed consolidated financial statements. If, in the future, the Company decides to modify its hedging strategies, this new accounting guidance would become applicable and will be applied at that time.
On January 1, 2019, the Company adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). This update simplifies the guidance related to non-employee share-based payments by superseding ASC 505-50 and expanding the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. Prior to the issuance of this standard update, non-employee share-based payments were subject to ASC 505-50 requirements while employee share-based payments were subject to ASC 718 requirements. The adoption of ASU 2018-07 had no impact on the Company’s unaudited condensed consolidated financial statements.
3. Revenue Recognition
The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines the performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to variable consideration such as product returns, rebates or other discounts to determine the net consideration to which the Company expects to be entitled. The Company transfers control and recognizes revenue upon shipment to the customer, or, in certain cases, upon receipt by the customer in accordance with contractual terms.
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
Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Three Months Ended March 31,
	2020	2019
Sales by major source
Standard specialty products	$269.2	$292.3
Packaged and synthetic specialty products	57.7	59.9
Total specialty products	326.9	352.2

Fuel and fuel related products	320.0	442.9
Asphalt	45.7	56.2
Total fuel products	365.7	499.1

Total sales	$692.6	$851.3
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of March 31, 2020 and December 31, 2019 was $176.0 million and $175.0 million, respectively.
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
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three months ended March 31, 2020, the Company recorded no increases (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers. The Company recorded a $0.9 million increase in cost of sales as a result of such activity during the three months ended March 31, 2019.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $15.8 million lower and $17.7 million higher as of March 31, 2020 and December 31, 2019, respectively.
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
Inventories consist of the following (in millions):

	March 31, 2020			December 31, 2019
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$25.1	$4.8	$29.9	$48.3	$11.6	$59.9
Work in process	29.9	15.5	45.4	35.0	29.1	64.1
Finished goods	112.9	34.4	147.3	124.8	43.8	168.6
	$167.9	$54.7	$222.6	$208.1	$84.5	$292.6

(1)	Amounts represent LIFO value and do not necessarily represent the value of product financing. Please read Note 7 - “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended March 31, 2020, the Company recorded an LCM valuation increase of $66.3 million in cost of sales, as a result of declining market prices. During the three months ended March 31, 2019, the Company recorded a decrease of $38.9 million in cost of sales due to the sale of inventory previously adjusted through the LCM valuation.
5. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one to 16 years, some of which include options to extend the lease for up to 35 years, and others of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases as of March 31, 2020 and December 31, 2019, were as follows (in millions):

		March 31, 2020	December 31, 2019
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets (1)	$78.5	$93.1
Finance lease assets	Property, plant and equipment, net (2)	4.3	3.2
Total leased assets		$82.8	$96.3
Liabilities:
Current
Operating	Current portion of operating lease liabilities (1)	$49.0	$60.6
Finance	Current portion of long-term debt	0.5	0.3
Non-current
Operating	Long-term operating lease liabilities (1)	30.7	33.0
Finance	Long-term debt, less current portion	3.4	2.4
Total lease liabilities		$83.6	$96.3

(1)	In the first quarter of 2020, the Company had additions to its operating lease right-of-use assets and operating lease liabilities of approximately $1.4 million.

(2)	Finance lease assets are recorded net of accumulated amortization of $7.3 million and $7.1 million as of March 31, 2020 and December 31, 2019, respectively.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three months ended March 31, 2020 and 2019 were as follows (in millions).

		Three Months Ended
Lease Costs:	Classification:	2020	2019
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$16.6	$17.7
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.7	2.0
Variable operating lease cost (2) (3)	Cost of Sales; SG&A Expenses	0.9	1.1
Finance lease cost:
Amortization of right-of-use asset	Cost of Sales	0.1	0.3
Interest on lease liabilities	Interest expense	0.1	1.0
Total lease cost		$20.4	$22.1

(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

(2)
Approximately $0.8 million of the Company’s variable operating lease cost for the three months ended March 31, 2020 relates to its lease agreement with Phillips 66 associated with the LVT unit at its Lake Charles, Louisiana refinery (the

“LVT Agreement”). Pursuant to the LVT Agreement, Phillips 66 is obligated to supply a minimum supply quantity which the Company agreed to purchase through December 31, 2020. Pricing for the agreement is indexed to the prior month’s average of Platts Mid USGC 55 Grade Jet Kero price on the day of loading plus a specified margin. Phillips 66 invoices the Company for the estimated volume of product to be purchased by the Company based on a supplied forecast and differences between actual volumes purchased and the estimated volume of product originally billed, which makes up the variable component of the operating lease contract.

(3)
The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of March 31, 2020, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2020	$52.5	$0.5	$53.0
2021	12.9	0.8	13.7
2022	9.3	0.8	10.1
2023	6.4	0.8	7.2
2024	3.3	0.8	4.1
Thereafter	3.0	1.2	4.2
Total	$87.4	$4.9	$92.3
Less: Interest	7.7	1.0	8.7
Present value of lease liabilities	$79.7	$3.9	$83.6

(1)
As of March 31, 2020, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2020.

(2)
As of March 31, 2020, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of March 31, 2020.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

March 31, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	2.5
Finance leases	6.1
Weighted-average discount rate:
Operating leases	7.3%
Finance leases	7.8%
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
Cotton Valley, Princeton and Shreveport Refineries
Since 2013, the Louisiana Department of Environmental Quality (“LDEQ”) has issued Consolidated Compliance Orders & Notices of Proposed Penalties to the Cotton Valley, Princeton and Shreveport refineries relating to various alleged air quality and wastewater regulatory violations.  The Company has responded to the various orders. The Company and LDEQ have reached a tentative agreement to resolve the applicable matters, which would require that the Company pay a penalty of approximately $0.1 million. The Company is working with LDEQ to formalize the settlement. The Company expects that the amount of the penalty contained in the final settlement will not be material to its financial position or results of operations and any conditions established by LDEQ on the Company’s operations will not be material to the Company’s operations.
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
The RINs exemptions resulted in a decrease in the RINs Obligation and are a charge to cost of sales in the unaudited condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company had a RINs Obligation of $30.6 million and $13.0 million, respectively.
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
Other Matters, Claims and Legal Proceedings
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire but has not contacted Calumet in connection with that investigation or suggested that Calumet is responsible for the fire.  Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. We believe that the information currently available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of March 31, 2020 and December 31, 2019, the Company had outstanding standby letters of credit of $31.9 million and $42.5 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2020 and December 31, 2019, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($600.0 million at March 31, 2020 and December 31, 2019).
Throughput Contract
The Company has entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which is still being constructed and is expected to be serviceable in the third quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years commencing once the pipeline is in service.
As of March 31, 2020, the estimated minimum unconditional purchase commitments under the agreement were as follows (in millions):

Year	Commitment
2020	$2.0
2021	3.9
2022	3.9
2023	3.9
2024	4.0
Thereafter	10.0
Total (1)	$27.7

(1)
As of March 31, 2020, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

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
While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s condensed consolidated balance sheets until processed and sold to a third party. Each reporting period, the Company records liabilities in an amount equal to the amount the Company expects to pay to repurchase the inventory held by Macquarie based on market prices at the termination date included in obligations under inventory financing agreements in the condensed consolidated balance sheets. The Company has determined that the redemption feature on the initially recognized liabilities related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. For more information on the valuation of the associated derivatives, please read Note 9 - “Derivatives” and Note 10 - “Fair Value Measurements.” The embedded derivatives will be recorded in obligations under inventory financing agreements on the condensed consolidated balance sheets. The cash flow impact of the embedded derivatives will be classified as a change in inventory financing activity in the financing activities section in the unaudited condensed consolidated statements of cash flows.
For the three months ended March 31, 2020 and 2019, the Company received a $1.8 million benefit and incurred a $1.8 million expense, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided collateral of $8.8 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both

Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited condensed consolidated statements of cash flows. As of March 31, 2020 and December 31, 2019, the Company had $9.5 million and $26.3 million deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remained outstanding as of March 31, 2020.
8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rates of 3.9% and 4.3% for the three months ended March 31, 2020 and year ended December 31, 2019, respectively	$147.2	$—
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.1% and 8.0% for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. (1)	351.0	351.1
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.1% for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.	325.0	325.0
Borrowings under 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.3 % and 11.2% for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.	550.0	550.0
Other	3.4	3.8
Finance lease obligations, at various interest rates, interest and monthly principal payments	3.9	2.7
Less unamortized debt issuance costs (2)	(17.2)	(18.4)
Less unamortized discounts	(2.6)	(2.9)
Total debt	$1,360.7	$1,211.3
Less current portion of long-term debt	2.0	1.8
Total long-term debt	$1,358.7	$1,209.5

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $1.0 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $16.9 million and $15.7 million at March 31, 2020 and December 31, 2019, respectively.

Senior Notes
In accordance with SEC Rule 3-10 of Regulation S-X, consolidated financial statements of non-guarantors are not required. The Company has no material assets or operations independent of its subsidiaries. Obligations under its 7.625% Senior Notes due 2022 (the “2022 Notes”), 7.75% Senior Notes due 2023 (the “2023 Notes”) and 11.00% Senior Notes due 2025 (the “2025 Notes” and, together with the 2022 Notes and the 2023 Notes, the “Senior Notes”) are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned operating subsidiaries and certain of the Company’s future operating subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X), including Calumet Finance Corp. (100%-owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Company’s indebtedness, including the Senior Notes). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
The Senior Notes are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2020, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the Senior Notes) was 2.1 As of March 31, 2020, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
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
On September 4, 2019, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”). The amendment expanded the borrowing base by $99.6 million effective October 11, 2019, by adding the fixed assets of the Company’s Great Falls, MT refinery as collateral to the borrowing base. The $99.6 million expansion amortizes to zero on a straight-line basis over ten quarters starting in the first quarter of 2020. Additionally, while the fixed assets of the Great Falls, MT refinery are included in the borrowing base, the First Amendment provides for a 25 basis points increase in the applicable margin for loans, as well as increases in the minimum availability under the revolving credit facility required for the Company to be able to perform certain actions, including to make restricted payments of other distributions, sell or dispose of certain assets, make acquisitions or investments, or prepay other indebtedness.
The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations, bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option.
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
The Credit Agreement provides for a 25 basis point reduction in the applicable margin rates beginning in the quarter after our Leverage Ratio (as defined in the Credit Agreement) is less than 5.5 to 1.0. As of March 31, 2020, the margin was 50 basis points for prime rate based revolver loans, 150 basis points for LIBOR based rate revolver loans, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans. The margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Following the October 11, 2019 effective date of the First Amendment, the applicable margin rates are increased by 25 basis points for as long as the Great Falls, MT refinery assets are contributing to the borrowing base. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.
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
The borrowing base under the revolving credit facility at March 31, 2020 was approximately $401.0 million. As of March 31, 2020, the Company had $147.2 million of outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $31.9 million, leaving approximately $221.9 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of the greater of (i) 10% of the borrowing base then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of March 31, 2020, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of March 31, 2020, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2020	$1.5
2021	2.8
2022	350.6
2023	472.9
2024	0.7
Thereafter	551.0
Total	$1,379.5
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

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”), Light Louisiana Sweet, Western Canadian Select (“WCS”), WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

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
The Company recognizes all derivative instruments at their fair values (please read Note 10 - “Fair Value Measurements”) as either current assets or current liabilities in the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2020			December 31, 2019
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	Derivative assets	$0.1	$(0.4)	$(0.3)	$—	$—	$—
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$3.7	$—	$3.7	$—	$—	$—
WCS crude oil basis swaps	Derivative assets	—	(6.2)	(6.2)	—	(1.3)	(1.3)
Gasoline crack spread swaps	Derivative assets	18.1	—	18.1	1.8	(0.5)	1.3
Diesel crack spread swap	Derivative assets	10.8	—	10.8	0.9	(0.5)	0.4
2/1/1 Crack spread swap	Derivative assets	0.4	—	0.4	0.5	—	0.5
Total derivative instruments		$33.1	$(6.6)	$26.5	$3.2	$(2.3)	$0.9

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2020			December 31, 2019
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	Other current liabilities	$(0.4)	$0.4	$—	$—	$—	$—
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$—	$—	—	$(7.2)	$—	$(7.2)
WCS crude oil basis swaps	Other current liabilities	(7.4)	6.2	(1.2)	(1.3)	1.3	—
Gasoline crack spread swaps	Other current liabilities	—	—	—	(0.5)	0.5	—
Diesel crack spread swaps	Other current liabilities	—	—	—	(0.5)	0.5	—
Total derivative instruments		$(7.8)	$6.6	$(1.2)	$(9.5)	$2.3	$(7.2)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of March 31, 2020, the Company had three counterparties in which the derivatives held were in net assets totaling $26.5 million. As of December 31, 2019, the Company had three counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of March 31, 2020 or December 31, 2019. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities.
Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. The majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of March 31, 2020 and December 31, 2019, the Company had provided no collateral to its counterparties.
The cash flow impact of the Company’s derivative activities is classified primarily as a change in derivative activity in the operating activities section in the unaudited condensed consolidated statements of cash flows.
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into natural gas swaps, gasoline swaps, diesel swaps and certain crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and diesel.
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain Recognized in Gain on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain on Derivative Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Specialty products segment:
Natural gas swaps	$(0.1)	$—	$(0.3)	$—
Midland crude oil basis swaps	—	1.1	—	(0.5)
Fuel products segment:
Inventory financing obligation	—	—	11.0	(12.7)
WCS crude oil basis swaps	—	3.6	(6.2)	(3.5)
WCS crude oil percentage basis swaps	—	0.1	—	7.2
Midland crude oil basis swaps	—	7.3	—	(2.1)
Gasoline crack spread swaps	2.1	—	16.8	—
2/1/1 crack spread swaps	1.8	—	(0.1)	—
Diesel crack spread swaps	3.1	0.7	10.4	(0.8)
Diesel percentage basis crack spread swaps	—	(1.1)	—	9.8
Total	$6.9	$11.7	$31.6	$(2.6)
Derivative Positions
WCS Crude Oil Basis Swap Contracts
At March 31, 2020, the Company had the following derivatives related to WCS crude oil basis purchases in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Second Quarter 2020	1,067,500	11,731	$(13.10)
Third Quarter 2020	1,610,000	17,500	$(13.68)
Fourth Quarter 2020	1,610,000	17,500	$(15.02)
Total	4,287,500
Average differential			$(14.04)
At December 31, 2019, the Company had the following derivatives related to WCS crude oil basis purchases in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2020	544,000	5,978	$(18.92)
Total	544,000
Average differential			$(18.92)

Diesel Crack Spread Swap Contracts
At March 31, 2020, the Company had the following derivatives related to diesel crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2020	379,000	4,165	$21.68
Third Quarter 2020	368,000	4,000	$22.23
Fourth Quarter 2020	368,000	4,000	$21.91
Total	1,115,000
Average price			$21.93
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
Gasoline Crack Spread Swap Contracts
At March 31, 2020, the Company had the following derivatives related to gasoline crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2020	379,000	4,165	$16.41
Third Quarter 2020	368,000	4,000	$15.24
Fourth Quarter 2020	368,000	4,000	$9.77
Total	1,115,000
Average price			$13.83
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

2/1/1 Crack Spread Swap Contracts
At March 31, 2020, the Company had the following derivatives related to 2/1/1 crack spread swap sales in its fuel products segment, none of which are designated as hedges:

2/1/1 Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Second Quarter 2020	30,000	330	$19.50
Total	30,000
Average price			$19.50
At December 31, 2019, the Company had the following derivatives related to 2/1/1 crack spread swap sales in its fuel products segment, none of which are designated as hedges:

2/1/1 Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2020	364,000	4,000	$17.43
Second Quarter 2020	30,000	330	$19.50
Total	394,000
Average price			$17.58
Natural Gas Swap Contracts
At March 31, 2020, the Company had the following derivatives related to natural gas swap purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	Average Swap ($/MMBtu)
Second Quarter 2020	1,006,500	$1.97
Third Quarter 2020	1,518,000	$2.08
Fourth Quarter 2020	1,518,000	$2.25
Total	4,042,500
Average price		$2.11
At December 31, 2019, the Company had no derivatives related to natural gas swap purchases in its specialty products segment.
10. Fair Value Measurements
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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at March 31, 2020 and December 31, 2019, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.
Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the counterparties and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Please read Note 9 - “Derivatives” for further information on derivative instruments.
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2020, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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
Renewable Identification Numbers Obligation
The Company’s RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. Please read Note 6 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
Precious Metals Leases
The fair value of precious metals leases is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy.

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Natural gas swaps	$—	$—	$(0.3)	$(0.3)	$—	$—	$—	$—
Gasoline crack spread swaps	—	—	18.1	18.1	—	—	1.3	1.3
Inventory financing obligation	—	—	3.7	3.7	—	—	—	—
Diesel crack spread swaps	—	—	10.8	10.8	—	—	0.4	0.4
2/1/1 crack spread swap	—	—	0.4	0.4	—	—	0.5	0.5
WCS crude oil basis swaps	—	—	(6.2)	(6.2)	—	—	(1.3)	(1.3)
Total derivative assets	$—	$—	$26.5	$26.5	$—	$—	$0.9	$0.9
Pension plan investments	29.7	—	—	29.7	32.5	—	—	32.5
Total recurring assets at fair value	$29.7	$—	$26.5	$56.2	$32.5	$—	$0.9	$33.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$—	$—	$—	$—	$(7.2)	$(7.2)
WCS crude oil basis swaps	—	—	(1.2)	(1.2)	—	—	—	—
Total derivative liabilities	—	—	(1.2)	(1.2)	—	—	(7.2)	(7.2)
RINs Obligation	—	(30.6)	—	(30.6)	—	(13.0)	—	(13.0)
Precious Metals leases	(4.3)	—	—	(4.3)	(5.8)	—	—	(5.8)
Liability Awards	(3.6)	—	—	(3.6)	(7.4)	—	—	(7.4)
Total recurring liabilities at fair value	$(7.9)	$(30.6)	$(1.2)	$(39.7)	$(13.2)	$(13.0)	$(7.2)	$(33.4)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Three Months Ended March 31,
	2020	2019
Fair value at January 1,	$(6.3)	$19.8
Realized gain on derivative instruments	(6.9)	(11.7)
Unrealized gain (loss) on derivative instruments	31.6	(2.6)
Settlements	6.9	11.7
Fair value at March 31,	$25.3	$17.2
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$31.6	$(2.6)
All settlements from derivative instruments not designated as hedges are recorded in Gain on derivative instruments in the unaudited condensed consolidated statements of operations. Please read Note 9 - “Derivatives” for further information on derivative instruments.
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
Debt
The estimated fair value of long-term debt at March 31, 2020 and December 31, 2019, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s senior notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. Please read Note 8 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		March 31, 2020		December 31, 2019
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2022 Notes and 2023 Notes	1	$487.6	$668.7	$676.4	$668.1
2025 Notes	2	$398.4	$541.0	$598.8	$540.5
Revolving credit facility	3	$147.2	$147.2	$—	$—
Finance lease and other obligations	3	$7.3	$7.3	$6.5	$6.5

11. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$(14.4)	$16.4
Less:
General partner’s interest in net income (loss)	(0.3)	0.3
Non-vested share-based payments	—	0.1
Net income (loss) available to limited partners	$(14.1)	$16.0

Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	78,399,314	78,111,551
Effect of dilutive securities:
Incremental Units	—	63,456
Diluted weighted average limited partner units outstanding (1)	78,399,314	78,175,007
Limited partners’ interest basic and diluted net income (loss) per unit:
Limited partners’ interest	$(0.18)	$0.20

(1)	Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of unvested phantom units for the three months ended March 31, 2020.
12. Segments and Related Information
a. Segment Reporting
The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated by the chief operating decision makers (“CODM”). The Company’s operations are managed by the CODM using the following reportable segments:

•
Specialty Products. The specialty products segment produces a variety of lubricating oils, solvents, waxes, synthetic lubricants and other products which are sold to customers who purchase these products primarily as raw material components for industrial, consumer and automotive goods. Specialty products also include synthetic lubricants used in manufacturing, mining and automotive applications.

•	Fuel Products. The fuel products segment produces primarily gasoline, diesel, jet fuel, and asphalt which are primarily sold to customers located in the PADD 3 and PADD 4 areas within the U.S.

•	Corporate. The corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products or Fuel Products segments.
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
During the first quarter of 2020, the CODM changed the definition and calculation of Adjusted EBITDA, which is used by the Company for evaluating performance, allocating resources and managing the business. The revised definition and calculation of Adjusted EBITDA now includes LCM inventory adjustments and LIFO adjustments, (see items (g) and (h) below,) which were previously excluded. This revised definition and calculation better reflects the performance of the Company’s business segments including cash flows. Adjusted EBITDA has been revised for all periods presented to consistently reflect this change.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies,” of the Company’s 2019 Annual Report on Form 10-K, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers at cost plus a specified mark-up. The Company will periodically refine its expense allocation methodology for its segment reporting as more refined information becomes available and the industry or market changes. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark to market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) LCM inventory adjustments; (h) the impact of liquidation of inventory layers calculated using the LIFO method; and (i) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.

Reportable segment information for the three months ended March 31, 2020 and 2019, is as follows (in millions):

Three Months Ended March 31, 2020	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$326.9	$365.7	$—	$—	$692.6
Inter-segment sales	17.4	8.0	—	(25.4)	—
Total sales	$344.3	$373.7	$—	$(25.4)	$692.6
Income from unconsolidated affiliates	$—	$—	$—	$—	$—

Adjusted EBITDA	$64.5	$39.2	$(20.0)	$—	$83.7
Reconciling items to net loss:
Depreciation and amortization	11.8	17.8	1.9	—	31.5
LCM / LIFO loss	22.2	44.3	—	—	66.5
Loss on impairment and disposal of assets	1.5	—	4.5	—	6.0
Interest expense	—	(1.7)	31.0	—	29.3
Unrealized (gain) loss on derivatives	0.3	(31.9)	—	—	(31.6)
Other non-recurring income					(1.2)
Equity-based compensation and other items					(2.9)
Income tax expense					0.5
Net loss					$(14.4)

Three Months Ended March 31, 2019	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$352.2	$499.1	$—	$—	$851.3
Inter-segment sales	22.8	11.0	—	(33.8)	—
Total sales	$375.0	$510.1	$—	$(33.8)	$851.3
Income from unconsolidated affiliates	$3.8	$—	$—	$—	$3.8

Adjusted EBITDA	$58.4	$25.9	$(24.6)		$59.7
Reconciling items to net income:
Depreciation and amortization	11.5	19.6	1.9	—	33.0
LCM / LIFO gain	(5.7)	(32.3)	—	—	(38.0)
Loss on impairment and disposal of assets	—	11.7	—	—	11.7
Interest expense	—	2.8	29.5	—	32.3
Gain on debt extinguishment	—	—	(0.4)	—	(0.4)
Unrealized loss on derivatives	0.5	2.1	—	—	2.6
Gain on sale of unconsolidated affiliate	(1.2)	—	—	—	(1.2)
Equity-based compensation and other items					3.4
Income tax benefit					(0.1)
Net income					$16.4
b. Geographic Information
International sales accounted for less than ten percent of consolidated sales in each of the three months ended March 31, 2020 and 2019. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. The following table sets forth the major product category sales for each of the Specialty products and Fuel products segments for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,
	2020		2019
Specialty products:
Lubricating oils	$138.6	20.0%	$152.1	17.9%
Solvents	77.1	11.1%	87.4	10.3%
Waxes	30.5	4.5%	30.9	3.6%
Packaged and synthetic specialty products	57.7	8.3%	59.9	7.0%
Other	23.0	3.3%	21.9	2.6%
Total	$326.9	47.2%	$352.2	41.4%
Fuel products:
Gasoline	$120.9	17.5%	$157.6	18.5%
Diesel	153.8	22.2%	225.9	26.5%
Jet fuel	25.9	3.7%	20.6	2.4%
Asphalt, heavy fuel oils and other	65.1	9.4%	95.0	11.2%
Total	$365.7	52.8%	$499.1	58.6%
Consolidated sales	$692.6	100.0%	$851.3	100.0%
d. Major Customers
During the three months ended March 31, 2020 and 2019, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the three months ended March 31, 2020 and 2019, the Company had two suppliers that supplied approximately 52.1% and 58.3%, respectively, of its crude oil supply.
13. Restructuring
On January 21, 2020, the Company committed to a cost reduction plan to reduce overall operating expenses, including the reduction of outside services, facility fixed costs, and corporate staffing costs (the “Cost Reduction Plan”). These cost reductions are designed to right-size general and administrative spending and are consistent with Phase II of the Company’s previously announced self-help program.
The Company eliminated 21 general and administrative, primarily corporate positions as part of the Cost Reduction Plan during the first quarter of 2020. The Company has offered one-time termination benefits to the affected employees including cash severance payments, health care, and outplacement services. The Company paid $0.4 million for these costs during the first quarter of 2020. In addition to the actions described below, the Company estimates approximately $2.5 million of additional costs in 2020.
On February 2, 2020, the Company announced to its employees at the Bel-Ray facility in Wall Township, New Jersey that it would cease production and close the facility in the second quarter of 2020. This action will result in the elimination of 49 positions. The Company expects to incur approximately $6.3 million in total exit costs, fixed asset impairments, termination benefits, and severance costs associated with the closure. The majority of these costs are expected to result in cash expenditures that will be paid out by the end of the fourth quarter of 2020.
Charges related to restructuring are reflected in the Cost of sales and General and administrative lines of the unaudited condensed consolidated statements of operations. Fixed asset impairments are reflected in the Loss on impairment and disposal of assets line of the unaudited condensed consolidated statements of operations.

The following table displays the reconciliation of the beginning and ending liability balances (in millions):

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2019	$—	$—	$—
Charges to restructuring	0.8	1.3	2.1
Cash Payments and other	(0.4)	(1.1)	(1.5)
Balance at March 31, 2020	$0.4	$0.2	$0.6
14. Investment in Unconsolidated Affiliates
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
15. Subsequent Events
In April 2020, the Company entered into several Paycheck Protection Program Notes (the “Term Notes”) with BMO Harris Bank National Association and Star Financial Bank as the lenders (“Lenders”) in an aggregate principal amount of $31.4 million pursuant to the Paycheck Protection Program (the “PPP Loans”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Subject to the terms of the Term Notes, the PPP Loans bear interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred. Commencing seven months after the dates of the Term Notes, the Company is required to pay the Lenders equal monthly payments of principal and interest as required to fully amortize the PPP Loans by April 24, 2022. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration. The Company may apply to the Lenders for forgiveness of the Term Notes, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of the PPP Loans, calculated in accordance with the terms of the CARES Act. At this time, the Company is not in a position to quantify the portion of the Term Notes that may be forgiven.
As of April 30, 2020, the fair value of the Company’s derivatives have increased by approximately $19.5 million subsequent to March 31, 2020.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2020 and 2019. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2019 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas, and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of specialty and fuel products, throughout the United States (“U.S.”). Our business is organized into three segments: our core specialty products segment, fuel products segment and corporate segment. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes, synthetic lubricants, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. In our fuel products segment, we process crude oil into a variety of fuels and fuel-related products, including gasoline, diesel, jet fuel, asphalt and other products, and from time to time resell purchased crude oil to third-party customers. Our corporate segment, which was added during the third quarter of 2019, primarily consists of general and administrative expenses not allocated to the specialty products segment or fuel products segment. Please see Note 12 - “Segments and Related Information” for further information.

First Quarter 2020 Update
Outlook and Trends
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil, gas and derived hydrocarbon products, creating significant volatility and disruption of financial and commodity markets. Other factors that have impacted crude oil supply include production levels implemented by the Organization of the Petroleum Exporting Countries (“OPEC”) members and other large oil producers such as Russia. This combination of events has contributed to a sharp drop in prices for crude oil and refined products in the first quarter of 2020. Other factors that have impacted crude oil supply include production levels implemented by OPEC members and other large oil producers such as Russia. This combination of events has contributed to a sharp drop in prices for crude oil and refined products in the first quarter of 2020. The average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil decreased by approximately 19.5% in the first quarter of 2020 as compared to the fourth quarter of 2019. On March 31, 2020, the spot price of NYMEX WTI crude oil closed at $21 per barrel. In response to the collapse in global oil prices, OPEC agreed to substantial crude oil production cuts in 2022. However, crude oil prices further declined in April of 2020 to record low levels and the near-term outlook for petroleum product demand remains highly uncertain, prices remain volatile, and margins and volumes remain challenged. We expect that the adverse impacts of the COVID-19 pandemic and the global oil markets will likely continue during the second quarter of 2020 with volatility to continue throughout 2020. Below are factors that have impacted or may impact our results of operations during 2020:

•
Reduction in demand for our fuels products as the domestic economy is adversely affected by the economic effects of the global pandemic and the significant governmental measures being implemented to control the spread of the virus.

•	Reduction in demand for certain of our specialty products as a variety of customers and industries are similarly adversely affected by the economic effects of the global pandemic.

•
Availability and pricing of crude oil and other feedstocks as producers and sellers of those products are adversely affected by the global pandemic and the global oversupply of crude oil from increased international production as a result of the recent dispute over production levels between Russia and members of the Organization of the Petroleum Exporting Countries.

•
In the second quarter 2020, Canadian heavy sour crude oil discounts are expected to narrow, as a result of the drop in the price per barrel of NYMEX WTI, although we expect sour crude to remain discounted due to pipeline constraints restricting access to markets. The price of domestically produced mid-continent crude is expected to continue to trade at a discount relative to internationally produced crude reflecting increased domestic production combined with transportation constraints. Processing crude oils priced based on Western Canadian Select (“WCS”) and other cost-advantaged crudes will continue to be a focus of ours in 2020.

•
We continue to focus on improving operations. Our total feedstock runs were 91,302 barrels per day (“bpd”) during the first quarter 2020, compared to 105,434 bpd during the first quarter 2019. This decrease is primarily attributed to the divestment of the San Antonio refinery with a capacity of 21,000 bpd and the termination of third party naphthenic lubricating oils production in the fourth quarter of 2019. Because of the uncertainty in the demand for refined products, as well as uncertainty regarding the financial impact of the current economic situation on the creditworthiness of our customers, these results may not be indicative of our future results. We intend to improve utilization rates by minimizing unplanned downtime at our facilities, while monitoring our level of production commensurate with market demand caused by the global pandemic.

•
Domestic gasoline margins are expected to remain depressed as domestic demand continues to be affected by the impact of the COVID-19 pandemic. Diesel demand has similarly been depressed by the impact of the COVID-19 pandemic. Resulting product margins are expected to remain weak until global demand begins to recover.

•	Asphalt demand is expected to increase in the second quarter of 2020 due to the seasonality of the road construction and roofing industries.

•
Our Specialty product margins, as a percentage of sales, have remained relatively stable but are susceptible to changes in domestic GDP growth in certain of our end markets. Over the long term, we continue to consider our specialty products segment our core business and subject to economic conditions and available liquidity, we plan to seek appropriate ways to further invest in our specialty products segment.

•
It is not possible to predict what future RINs volumes or costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (inclusive of the favorable impact of exemptions received), assuming current market prices for RINs continue. The approximate 35% increase in the price of RINs during the first quarter 2020 unfavorably affected our results of operations.

•
We continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. In addition, we may also consider the disposition of certain core assets or businesses, to the extent such a transaction would improve our capital structure or otherwise be accretive to the Company. There can be no assurance as to the timing or success of any such potential transaction, or any other transaction, or that we will be able to sell such assets or businesses on satisfactory terms, if at all. In addition, as economic conditions improve, we may seek acquisitions of assets that management believes will be financially accretive; and consistent with our strategic goals.

In response to the trends and developments discussed above, to protect our workforce and business during the COVID-19 pandemic, we developed a plan to manage health and safety risks and business continuity. Comprehensive guidelines and requirements for the return to work of personnel to their locations have been implemented. To reinforce cost control and preserve cash, we are reducing our fixed and variable costs associated with cost of sales, restructuring our organization to match activity where necessary, and reducing our planned capital investment program by more than 30%, with our focus on our replacement, maintenance and turnaround projects.
Key Matters, Claims and Legal Proceedings
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire but has not contacted Calumet in connection with that investigation or suggested that Calumet is responsible for the fire.  Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. We believe that the information currently available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
Financial Results
We reported a net loss of $14.4 million in the first quarter 2020, versus net income of $16.4 million in the first quarter 2019. We reported Adjusted EBITDA (as changed during the period ended March 31, 2020 and defined in Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $83.7 million in the first quarter 2020, versus $59.7 million in the first quarter 2019. We used cash in continuing operating activities of $19.9 million through the first quarter 2020, driven by the cash required from the changes in assets and liabilities, partially offset by increased gross profit when excluding the effects of lower of cost or market (“LCM”) adjustments. The Company generated cash from continuing operating activities operations of $27.4 million in the first quarter 2019.
Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Commodity markets were volatile in the first quarter 2020, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil decreased by approximately 16.6% in the first quarter 2020, when compared to the same period in 2019. In the first quarter 2020, the average price differential per barrel between Western Canadian Select (“WCS”) crude oil and NYMEX WTI averaged $17 per barrel below NYMEX WTI, versus $10 per barrel below NYMEX WTI in the first quarter 2019. Given our access to cost advantaged, heavy Canadian crude oil in our northern refining system, we have embarked on a multi-year plan to increase our ability to process this crude oil grade over time based on market conditions and pricing. In the first quarter 2020, we processed approximately 27,000 bpd of heavy Canadian crude oil, versus 24,100 bpd in the first quarter 2019.
Specialty products segment Adjusted EBITDA was $64.5 million in the first quarter 2020, versus $58.4 million in the first quarter 2019. Specialty products first quarter 2020 segment Adjusted EBITDA was primarily impacted by decreased production due to the termination of the third party naphthenic lubricating oils production arrangement offset by stronger margins from the sharp decrease in the cost of crude. Pricing weakness across the paraffinic base oil market continues to be a challenge, but has been offset by strengthening margins in our other specialty product lines. First quarter 2020 results were impacted by a $22.2 million unfavorable LCM inventory adjustment compared to a $6.6 million favorable LCM inventory adjustment in the first quarter 2019.

Fuel products segment Adjusted EBITDA was $39.2 million during the first quarter 2020, versus $25.9 million in the first quarter 2019, due primarily to an increase in the average price differential between WCS and NYMEX WTI of $7 when compared to the first quarter 2019, partially offset by decreased sales volumes as a result of the divestment of the San Antonio refinery and weaker U.S. Gulf Coast 3/2/1 crack spreads (“Gulf Coast crack spread”). First quarter 2020 results were impacted by a $44.3 million unfavorable LCM inventory adjustment compared to a $32.3 million favorable LCM inventory adjustment in the first quarter 2019.
Corporate segment Adjusted EBITDA was negative $20.0 million in the first quarter 2020 versus negative $24.6 million in the first quarter 2019, due primarily to cost reductions in outside services and corporate staffing.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the Gulf Coast crack spread. The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing three barrels of crude oil into two barrels of gasoline and one barrel of distillate fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the first quarter 2020, the Gulf Coast crack spread averaged approximately $12 per barrel compared to approximately $17 per barrel in the same period in 2019, an approximate 28.4% decrease. The Gulf Coast ULSD crack spread averaged approximately $16 per barrel during the first quarter 2020 and $24 per barrel in the first quarter 2019. The Gulf Coast gasoline crack spread averaged approximately $9 per barrel during the first quarter 2020, compared to approximately $11 per barrel in the same period in 2019.
Acquisitions
On March 2, 2020, we acquired a 100% ownership interest in Paralogics, LLC, a producer of candle and industrial wax blends, using cash on hand. This investment expands Calumet’s presence in the specialty wax blending and packaging market, and upon integrating the new capabilities into Calumet's existing wax business value chain, will add approximately 20 million pounds of annual blending and formulating capabilities.
Liquidity Update
As of March 31, 2020, we had total liquidity of $325.6 million comprised of $103.7 million of cash and availability under our revolving credit facility of $221.9 million. As of March 31, 2020, we had a $401.0 million borrowing base, $31.9 million in outstanding standby letters of credit and $147.2 million of outstanding borrowings. In April, 2020, we received $31.4 million in PPP Loans under the CARES Act. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. Please read “- Liquidity and Capital Resources” and Part II, Item 1A. “Risk Factors” for additional information.
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
During the first quarter 2020, we recognized a RINs expense of $13.7 million, compared to a RINs gain of $1.5 million, for the first quarter 2019. For the full-year 2020, we anticipate our gross RINs Obligation will be 82.7 million RINs. Estimated RINs Obligations remain subject to fluctuations in fuels production volumes during the full-year 2020. The gross RINs Obligations exclude the potential for any subsequent hardship waivers.
In August 2019, the EPA granted the Company’s fuel products refineries a “small refinery exemption” under the RFS for the compliance year 2018, as provided for under the CAA. In granting those exemptions, the EPA, in consultation with the Department of Energy, determined that for the compliance year 2018, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries. The RINs exemption resulted in a decrease in the RINs Obligation and was charged to cost of sales in the unaudited condensed consolidated statement of operations for the year ended December 31, 2019.
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

Results of Operations for the Three Months Ended March 31, 2020 and 2019
Production Volume. The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended March 31,
	2020	2019	% Change
	(In bpd)
Total sales volume (1)	92,143	109,022	(15.5)%
Total feedstock runs (2)	91,302	105,434	(13.4)%
Facility production: (3)
Specialty products:
Lubricating oils	10,240	12,357	(17.1)%
Solvents	6,807	7,935	(14.2)%
Waxes	1,271	1,379	(7.8)%
Packaged and synthetic specialty products (4)	1,405	1,874	(25.0)%
Other	3,480	1,172	196.9%
Total	23,203	24,717	(6.1)%
Fuel products:
Gasoline	19,781	24,610	(19.6)%
Diesel	25,898	30,477	(15.0)%
Jet fuel	3,805	2,629	44.7%
Asphalt, heavy fuels and other	15,211	19,329	(21.3)%
Total	64,695	77,045	(16.0)%
Total facility production (3)	87,898	101,762	(13.6)%

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

The decrease in total sales volume for the three months ended March 31, 2020, as compared to the same period in 2019, is due primarily to the sale of the San Antonio refinery and the terminated third party naphthenic lubricating oil production arrangement.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The decrease in total feedstock runs for the three months ended March 31, 2020, as compared to the same period in 2019, is due primarily to the sale of the San Antonio refinery.

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

The change in total facility production for the three months ended March 31, 2020, as compared to the same period in 2019, is due primarily to the items discussed above.

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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Sales	$692.6	$851.3
Cost of sales	638.3	715.3
Gross profit	54.3	136.0
Operating costs and expenses:
Selling	13.3	13.3
General and administrative	20.2	34.9
Transportation	30.8	35.9
Taxes other than income taxes	5.0	5.1
Loss on impairment and disposal of assets	6.0	11.7
Other operating expense	3.0	1.3
Operating income (loss)	(24.0)	33.8

Other income (expense):
Interest expense	(29.3)	(32.3)
Gain on debt extinguishment	—	0.4
Gain on derivative instruments	38.5	9.1
Other	0.9	5.3
Total other income (expense)	10.1	(17.5)
Net income (loss) before income taxes	(13.9)	16.3
Income tax (benefit) expense	0.5	(0.1)
Net income (loss)	$(14.4)	$16.4
EBITDA	$41.8	$76.8
Adjusted EBITDA	$83.7	$59.7
Distributable Cash Flow	$38.4	$17.7
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

During the first quarter of 2020, the CODM changed the definition and calculation of Adjusted EBITDA, which we use for evaluating performance, allocating resources and managing the business. The revised definition and calculation of Adjusted EBITDA now includes LCM inventory adjustments and LIFO adjustments, see items (g) and (h) below, which were previously excluded. This revised definition and calculation better reflects the performance of our Company’s business segments including cash flows. Adjusted EBITDA has been revised for all periods presented to consistently reflect this change.
We define Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark to market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) LCM inventory adjustments; (h) the impact of liquidation of inventory layers calculated using the LIFO method; and (i) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
We define Distributable Cash Flow for any period as Adjusted EBITDA less replacement and environmental capital expenditures, turnaround costs, cash interest expense (consolidated interest expense less non-cash interest expense), income (loss) from unconsolidated affiliates, net of cash distributions and income tax expense (benefit).
The definition of Adjusted EBITDA presented in this Quarterly Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our Senior Notes (as defined in this Quarterly Report) and the calculation of “Consolidated EBITDA” contained in the Credit Agreement. We are required to report Consolidated Cash Flow to the holders of our Senior Notes and Consolidated EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.
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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(14.4)	$16.4
Add:
Interest expense	29.3	32.3
Depreciation and amortization	26.4	28.2
Income tax (benefit) expense	0.5	(0.1)
EBITDA	$41.8	$76.8
Add:
LCM / LIFO (gain) loss	$66.5	$(38.0)
Unrealized (gain) loss on derivative instruments	(31.6)	2.6
Gain on debt extinguishment	—	(0.4)
Amortization of turnaround costs	5.1	4.8
Loss on impairment and disposal of assets	6.0	11.7
Gain on sale of unconsolidated affiliate	—	(1.2)
Other non-recurring income	(1.2)	—
Equity-based compensation and other items	(2.9)	3.4
Adjusted EBITDA	$83.7	$59.7
Less:
Replacement and environmental capital expenditures (1)	$7.2	$6.2
Cash interest expense (2)	27.8	30.4
Turnaround costs	9.8	1.7
Income from unconsolidated affiliates	—	3.8
Income tax (benefit) expense	0.5	(0.1)
Distributable Cash Flow	$38.4	$17.7

	Three Months Ended March 31,
	2020	2019
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by (used in) operating activities:
Distributable Cash Flow	$38.4	$17.7
Add:
Replacement and environmental capital expenditures (1)	7.2	6.2
Cash interest expense (2)	27.8	30.4
Turnaround costs	9.8	1.7
Income from unconsolidated affiliates	—	3.8
Income tax (benefit) expense	0.5	(0.1)
Adjusted EBITDA	$83.7	$59.7
Less:
LCM / LIFO (gain) loss	$66.5	$(38.0)
Unrealized (gain) loss on derivative instruments	(31.6)	2.6
Amortization of turnaround costs	5.1	4.8
Gain on debt extinguishment	—	(0.4)
Loss on impairment and disposal of assets	6.0	11.7
Gain on sale of unconsolidated affiliate	—	(1.2)
Other non-recurring income	(1.2)	—
Equity-based compensation and other items	(2.9)	3.4
EBITDA	$41.8	$76.8
Add:
Unrealized (gain) loss on derivative instruments	$(31.6)	$2.6
Cash interest expense (2)	(27.8)	(30.4)
Equity-based compensation	(4.5)	2.2
Lower of cost or market inventory adjustment	66.3	(38.9)
Income from unconsolidated affiliates	—	(3.8)
Gain on sale of unconsolidated affiliate	—	(1.2)
Amortization of turnaround costs	5.1	4.8
Gain on debt extinguishment	—	(0.4)
Operating lease expense	20.2	20.8
Operating lease payments	(20.1)	(20.6)
Loss on impairment and disposal of assets	6.0	11.7
Income tax benefit (expense)	(0.5)	0.1
Changes in assets and liabilities:
Accounts receivable	(1.1)	(69.8)
Inventories	3.8	31.9
Other current assets	1.5	(3.5)
Derivative activity	(1.4)	(0.1)
Turnaround costs	(9.8)	(1.7)
Accounts payable	(65.3)	37.2
Accrued interest payable	11.2	14.4
Other liabilities	(15.7)	(5.7)
Other	2.0	1.0
Net cash provided by (used in) operating activities	$(19.9)	$27.4

	Three Months Ended March 31,
	2020	2019
	(In millions)
Reconciliation of Adjusted EBITDA to EBITDA and Net income (loss):
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$64.5	$58.4
Fuel products Adjusted EBITDA	39.2	25.9
Corporate Adjusted EBITDA	(20.0)	(24.6)
Total Adjusted EBITDA	$83.7	$59.7
Less:
LCM / LIFO (gain) loss	$66.5	$(38.0)
Unrealized (gain) loss on derivative instruments	(31.6)	2.6
Amortization of turnaround costs	5.1	4.8
Gain on debt extinguishment	—	(0.4)
Gain on sale of unconsolidated affiliate	—	(1.2)
Loss on impairment and disposal of assets	6.0	11.7
Other non-recurring income	(1.2)	—
Equity-based compensation and other items	(2.9)	3.4
EBITDA	$41.8	$76.8
Less:
Interest expense	$29.3	$32.3
Depreciation and amortization	26.4	28.2
Income tax (benefit) expense	0.5	(0.1)
Net income (loss)	$(14.4)	$16.4

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended March 31, 2020 and 2019
Sales. Sales decreased $158.7 million, or 18.6%, to $692.6 million in the three months ended March 31, 2020, from $851.3 million in the same period in 2019. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2020	2019	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$138.6	$152.1	(8.9)%
Solvents	77.1	87.4	(11.8)%
Waxes	30.5	30.9	(1.3)%
Packaged and synthetic specialty products (1)	57.7	59.9	(3.7)%
Other (2)	23.0	21.9	5.0%
Total specialty products	$326.9	$352.2	(7.2)%
Total specialty products sales volume (in barrels)	2,230,000	2,440,000	(8.6)%
Average specialty products sales price per barrel	$146.59	$144.34	1.6%

Fuel products:
Gasoline	$120.9	$157.6	(23.3)%
Diesel	153.8	225.9	(31.9)%
Jet fuel	25.9	20.6	25.7%
Asphalt, heavy fuel oils and other (3)	65.1	95.0	(31.5)%
Total fuel products	$365.7	$499.1	(26.7)%
Total fuel products sales volume (in barrels)	6,155,000	7,372,000	(16.5)%
Average fuel products sales price per barrel	$59.42	$67.70	(12.2)%

Total sales	$692.6	$851.3	(18.6)%
Total specialty and fuel products sales volume (in barrels)	8,385,000	9,812,000	(14.5)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $25.3 million decrease in specialty products segment sales for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, were as follows:

Dollar Change
(In millions)
Volume	(30.4)
Sales price	5.1
Total specialty products segment sales decrease	$(25.3)
Specialty products segment sales decreased $25.3 million period over period, or 7.2%, primarily due to a decrease in sales volume. The 8.6% decrease in sales volume is primarily the result of rationalized naphthenic lubricating oil volumes compared to the same period in 2019. The average selling price per barrel increased $2.25, or 1.6%, resulting in a $5.1 million increase in sales, driven by a nearly $9.00 decrease in the average cost of crude oil per barrel. The increase in the average selling price was primarily due enhanced product mix.
The components of the $133.4 million decrease in fuel products segment sales for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, were as follows:

Dollar Change
(In millions)
Divestiture Impact	(113.4)
Volume	28.4
Sales price	(48.4)
Total fuel products segment sales decrease	$(133.4)
Fuel products segment sales decreased $133.4 million period over period, or 26.7%, primarily due to a decrease in the average selling price per barrel and increased sales volumes. The 16.5% decrease in sales volume is the result of the sale of the San Antonio refinery, offset by higher utilization from the Shreveport refinery after completing its fourth quarter 2019 turnaround. The average selling price per barrel decreased $8.29, or 12.2%, resulting in a $48.4 million decrease in sales. The decrease in the average selling price per barrel was due to market conditions in the current quarter, including depressed benchmark crude oil prices and crack spreads in comparison to the prior comparative period.
Gross Profit. Gross profit decreased $81.7 million, or 60.1%, to $54.3 million in the three months ended March 31, 2020, from $136.0 million in the same period in 2019. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended March 31,
	2020	2019	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$70.1	$92.9	(24.5)%
Gross profit, excluding hedging activities	69.9	92.9	(24.8)%
Percentage of sales	21.4%	26.4%
Specialty products gross profit per barrel	$31.45	$38.07	(17.4)%
Specialty products gross profit per barrel, excluding hedging	$31.35	$38.07	(17.7)%
Fuel products:
Gross profit	$(15.8)	$43.1	(136.7)%
Gross profit, excluding hedging activities	$(15.8)	$43.1	(136.7)%
Percentage of sales	(4.3)%	8.6%
Fuel products gross profit per barrel	$(2.57)	$5.85	(143.9)%
Total gross profit	$54.3	$136.0	(60.1)%
Percentage of sales	7.8%	16.0%
The components of the $22.8 million decrease in specialty products segment gross profit for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2019 reported gross profit	$92.9
Sales price	5.1
Operating costs	(2.2)
LIFO inventory layer adjustment	0.9
LCM inventory adjustment	(28.8)
Volume	(12.5)
Cost of materials	14.7
Three months ended March 31, 2020 reported gross profit	$70.1
The decrease in specialty products segment gross profit of $22.8 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in sales volume and an unfavorable change of $28.8 million due to LCM inventory adjustments between the comparative periods, partially offset by a decrease in the cost of materials of $14.7 million. The impact of higher sales price and lower cost of materials, net, increased gross profit by $19.8 million in the current quarter in comparison to the prior year comparative period. The decrease in sales volume was due primarily to the termination of the third party naphthenic lubricating oils production. The increase in operating costs was primarily due to increased incentive compensation costs, increased depreciation and amortization and increased repairs and maintenance, partially offset by decreased professional services.

The components of the $58.9 million decrease in fuel products segment gross profit for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2019 reported gross profit	$43.1
Divestitures	(2.1)
Sales Price	(48.4)
Operating costs	(1.4)
LCM inventory adjustment	(76.6)
Volume	7.3
RINs expense	(14.3)
Cost of materials	76.6
Three months ended March 31, 2020 reported gross profit	$(15.8)
The decrease in fuel products segment gross profit of $58.9 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase in RINs expense of $14.3 million, a decrease in volume due to the divestment of the San Antonio refinery, a decrease in sales price, an unfavorable change of $76.6 million due to LCM inventory adjustments between the comparative periods, offset by a decrease in the cost of materials of $76.6 million. Sales price and cost of materials, net, increased gross profit by $28.2 million, which is resultant of our increased access and processing of cost advantage crude oil in the current quarter in comparison to the prior year comparative period.
Selling. Selling expenses remained at $13.3 million in the three months ended March 31, 2020 in comparison to the prior year comparative period.
General and administrative. General and administrative expenses decreased $14.7 million, or 42.1%, to $20.2 million in the three months ended March 31, 2020, from $34.9 million in the same period in 2019. The decrease was primarily due to $3.0 million reduction of professional fees related to self-help initiatives that were incurred in the first quarter of 2019, as well as a $6.9 million decrease in equity based compensation expense when compared to the first quarter of 2019.
Transportation. Transportation expenses decreased $5.1 million, or 14%, to $30.8 million in the three months ended March 31, 2020, from $35.9 million in the same period in 2019, primarily due to decreased volume as well as a $2.3 million decrease from the divestiture of our San Antonio refinery.
Loss on impairment and disposal of assets. The Company’s unaudited condensed consolidated statements of operations for three months ended March 31, 2020 and 2019 included a Loss on impairment and disposal of assets of $6.0 million and $11.7 million, respectively. For the three months ended March 31, 2020, Loss on impairment and disposal of assets consisted of a $4.5 million write-off of other receivables for the remaining payment related to the sale of Anchor Drilling Fluids USA, LLC 2017 and $1.5 million for the disposal of assets related to Bel-Ray (please read Note 13 - “Restructuring” for additional information regarding the Company’s restructuring program). For the three months ended March 31, 2019, Loss on impairment and disposal of assets consisted of $10.7 million as the Company ceased use of the assets associated with the TexStar Midstream Logistics, L.P. Throughput and Deficiency Agreement and $1.0 million for the losses recorded on various other asset disposals during the period. The fair value of the Loss on impairment and disposal of assets were based on Level 3 inputs.
Interest expense. Interest expense decreased $3.0 million, or 9.3%, to $29.3 million in the three months ended March 31, 2020, from $32.3 million in the same period in 2019, due to a decrease of $3.3 million in interest expense related to the Supply and Offtake Agreements, offset by an increase in the interest expense under the revolving credit facility.
Gain on derivative instruments. There was a $38.5 million gain on derivative instruments in the three months ended March 31, 2020, compared to a $9.1 million gain in the same period in 2019. The change was primarily due to an increase in unrealized gains of $34.2 million, offset by a decrease in realized gains of $4.8 million. The increase in unrealized gains was primarily due to a $26.4 million increase in unrealized gains on gasoline and diesel crack spread swaps used to economically hedge purchases and sales driven by market conditions. The decrease in realized gains was primarily related to the absence of realized gains in the prior year comparative quarter for our settlement of derivative positions for WCS and Midland crude oil basis swaps.

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
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2019 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 7 — “Inventory Financing Agreements” and Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.
Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from asset sales, proceeds from notes offerings and bank borrowings. Principal uses of cash have included capital expenditures, acquisitions, distributions to our limited partners and general partner, debt service and redemptions and repurchases of debt. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prevailing market conditions have been challenged by the COVID-19 pandemic, which could impact our ability to successfully access the public capital markets if needed. If we are unable to refinance or otherwise retire our 2022 Notes sufficiently in advance of their January 15, 2022 maturity, our liquidity may be adversely impacted through loss of trade credit with suppliers, or the imposition by our revolving credit facility lenders of an availability reserve on our borrowing capacity, as provided for in the Credit Agreement.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net cash provided by (used in) operating activities	$(19.9)	$27.4
Net cash provided by (used in) investing activities	(17.3)	1.1
Net cash provided by (used in) financing activities	121.8	(31.3)
Net increase (decrease) in cash and cash equivalents	$84.6	$(2.8)
Operating Activities. Operating activities used cash of $19.9 million during the three months ended March 31, 2020, compared to providing cash of $27.4 million during the same period in 2019. The change was impacted by operating cash flow other than working capital adjustments including decreased net income of $30.8 million, a $5.7 million decrease in the loss on impairment and disposal of assets and a $34.2 million increase in unrealized gain on derivatives, partially offset by a $105.2 million decrease in the LCM inventory adjustment and an increase of $6.2 million in other non-cash activities. Working capital requirements increased by $79.7 million from the comparative period. The increase in working capital requirements during the three months ended March 31, 2020 was primarily driven by negative changes in accounts payable, other liabilities and accrued interest payable in comparison to the same period in 2019.
Investing Activities. Investing activities used cash of $17.3 million during the three months ended March 31, 2020, compared to providing cash of $1.1 million during the same period in 2019. The change is primarily related to a $5.4 million increase in cash spent on additions to property, plant and equipment, the absence of $5.0 million in cash proceeds we received from the sale of an unconsolidated affiliate, a $3.6 million decrease in proceeds from sale of property, plant and equipment and a $3.3 million acquisition.
Financing Activities. Financing activities provided cash of $121.8 million in the three months ended March 31, 2020, compared to using cash of $31.3 million during the same period in 2019. This change is primarily due to decreased payments for Supply and Offtake Agreements of $17.7 million, an increase in net proceeds from borrowings under our revolving credit facility of $147.2 million, as well as a decrease in repayments for borrowings on our senior notes of $23.2 million.
Investment in Unconsolidated Affiliates
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
During 2019, we determined the fair value of our investment in FHC was less than its carrying value of $25.4 million after evaluating indicators of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. Utilizing an income approach, value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company. As a result, we recorded an impairment charge of $25.4 million in Loss on impairment and disposal of assets in the audited consolidated statements of operations for the year ended December 31, 2019.
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
Biosyn Holdings, LLC and Biosynthetic Technologies
In February 2018, the Company and The Heritage Group formed Biosyn Holdings, LLC (“Biosyn”) for the purpose of acquiring Biosynthetic Technologies, LLC, a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. In March 2019, the Company sold its investment in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million, which was recorded in the “other” component of Other income (expense) on the unaudited condensed consolidated statement of operations. Prior to the sale of Biosyn, the Company accounted for its ownership in Biosyn under the equity method of accounting.

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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2020	2019
	(In millions)
Capital improvement expenditures	$6.3	$4.0
Replacement capital expenditures	6.2	3.7
Environmental capital expenditures	1.0	2.5
Turnaround capital expenditures	9.8	1.0
Total	$23.3	$11.2
2020 Capital Spending Forecast
We previously estimated that our capital expenditures would be within the guided range of $80.0 million and $90.0 million in 2020, but due to increased volatility with domestic and global demand resulting from the ongoing COVID-19 pandemic and global oil markets, we expect to incur capital expenditures of approximately $50.0 million to $60.0 million. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. However, there is no assurance that we will be able to secure any additional capital that may be needed for these projects on reasonable terms or at all. Please read Part II, Item 1A. “Risk Factors - Inadequate liquidity could materially and adversely affect our business operations in the future. If we are unable to generate sufficient cash flow from operations to service our indebtedness or are unable to use future borrowings to refinance our indebtedness or fund other capital needs, we may have to undertake alternative financing plans, which may have onerous terms or may be unavailable.”
Debt and Credit Facilities
As of March 31, 2020, our primary debt and credit instruments consisted of the following:

•	$600.0 million senior secured revolving credit facility maturing in February 2023 (“revolving credit facility”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”)

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”); and

•	$550.0 million of 11.00% senior notes due 2025 (“2025 Notes”).
We were in compliance with all covenants under the debt instruments in place as of March 31, 2020 and believe we have adequate liquidity to conduct our business.
Paycheck Protection Program Loans
In April, 2020, we entered into several Paycheck Protection Program Notes (the “Term Notes”) with BMO Harris Bank National Association and Star Financial Bank as the lenders (“Lenders”) in an aggregate principal amount of $31.4 million pursuant to the Paycheck Protection Program (the “PPP Loans”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Subject to the terms of the Term Notes, the PPP Loans bear interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred. Commencing seven months after the dates of the Term Notes, we are required to pay the Lenders equal monthly payments of principal and interest as required to fully amortize the PPP Loans by April 24, 2022. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration. We may apply to the Lenders for forgiveness of the Term Notes, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by us during the eight-week period beginning upon receipt of PPP Note funds, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that may be forgiven . Please read Part II, Item 1A. “Risk Factors.”
Short-Term Liquidity
As of March 31, 2020, our principal sources of short-term liquidity were (i) $221.9 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $103.7 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
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
On September 4, 2019, we entered into the First Amendment (the “First Amendment”) to the Credit Agreement. The amendment expands the borrowing base by $99.6 million effective October 11, 2019 by adding the fixed assets of our Great Falls, MT refinery as collateral to the borrowing base. The $99.6 million expansion amortizes to zero on a straight-line basis over ten quarters starting in the first quarter of 2020. During the three months ended March 31, 2020, the expansion was amortized down to $89.6 million. Additionally, while the fixed assets of the Great Falls, MT refinery are included in the borrowing base, the First Amendment provides for a 25 basis points increase in the applicable margin for loans, as well as increases in the minimum availability under the revolving credit facility required for us to be able to perform certain actions, including to make restricted payments of other distributions, sell or dispose of certain assets, make acquisitions or investments, or prepay other indebtedness.
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit facility agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the revolving credit facility and agreed upon by us and the Agent (as defined in the revolving credit facility agreement). On March 31, 2020, we had availability on our revolving credit facility of approximately $221.9 million, based on a borrowing base of approximately $401.0 million, $31.9 million in outstanding standby letters of credit and $147.2 million outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended March 31, 2020 were $147.2 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended March 31, 2020, availability for additional borrowings under our revolving credit facility was approximately $172.1 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus an applicable margin, or LIBOR plus an applicable margin, at our option, which applicable margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the first loaned in and last to be repaid out (“FILO”) tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. The credit agreement provides for a 25 basis point reduction in the applicable margin rates beginning in the quarter after our Leverage Ratio (as defined in the credit agreement) is less than 5.5 to 1.0. We have met this test consistently since the fiscal quarter ended June 30, 2019. As a result, our applicable margin for the quarter ended March 31, 2020, was 50 basis points for prime, 150 basis points for LIBOR, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to the LIBOR revolver loans.
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
For additional information regarding our revolving credit facility, see Note 8 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2020, we had $350.0 million in 2022 Notes, $325.0 million in 2023 Notes, and $550.0 million in 2025 Notes outstanding. As of December 31, 2019, we had $350.0 million in 2022 Notes, $325.0 million in 2023 Notes, and $550.0 million in 2025 Notes outstanding.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2020, our Fixed Charge Coverage Ratio (as defined in the indentures governing the Senior Notes) was 2.1.
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
For additional information regarding our senior notes, please read Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2019 Annual Report.

Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of March 31, 2020. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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
Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of March 31, 2020, at current maturities and reflecting only those line items that have materially changed since December 31, 2019, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$493.1	$119.6	$209.4	$133.8	$30.3
Operating lease obligations (2)	87.4	48.5	24.3	11.2	3.4
Letters of credit (3)	31.9	31.9	—	—	—
Purchase commitments (4)	243.0	106.2	57.9	42.1	36.8
Throughput contract (5)	27.7	2.6	7.8	7.9	9.4
Employment agreements (6)	1.0	1.0	—	—	—
Financing activities:
Obligations under inventory financing agreements	95.1	95.1	—	—	—
Finance lease obligations	3.9	0.5	1.2	1.3	0.9
Long-term debt obligations, excluding finance lease obligations	1,375.6	1.5	824.1	—	550.0
Total obligations	$2,358.7	$406.9	$1,124.7	$196.3	$630.8

(1)
Interest on long-term debt at contractual rates and maturities relates primarily to interest on our senior notes, revolving credit facility interest and fees and interest on our finance lease obligations, which excludes the adjustment for the interest rate swap agreement.

(2)	We have various operating leases primarily for railcars, the use of land, storage tanks, compressor stations, equipment, precious metals and office facilities that extend through September 2035.

(3)	Letters of credit primarily supporting crude oil and other feedstock purchases.

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

For additional information regarding our expected capital and turnaround expenditures for the remainder of 2020, for which we have not contractually committed, refer to “Capital Expenditures” above.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet transactions during the three months ended March 31, 2020.
Critical Accounting Policies and Estimates
For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report. There have been no material changes to such policies that occurred during the quarterly period ended March 31, 2020.
Recent Accounting Pronouncements
For additional discussion regarding recent accounting pronouncements, please read Note 2 — “New Accounting Pronouncements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II, Item 7A in our 2019 Annual Report. There have been no material changes in that information other than as discussed below. Also, please read Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussion related to derivative instruments and hedging activities.
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

•
fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet, WCS, WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

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
Holding other variables related to RINs requirements constant, a $1.00 increase in the price of RINs as of March 31, 2020, would be expected to have a negative impact on net loss for 2020 of approximately $90.8 million.

Interest Rate Risk
Our exposure to interest rate changes on fixed rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed rate debt obligations as of March 31, 2020 and December 31, 2019, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2022 Notes	$262.2	$346.4	$351.2	$347.1
2023 Notes	$225.4	$321.3	$325.2	$321.0
2025 Notes	$398.4	$541.0	$598.8	$540.5
Revolving credit facility	$147.2	$147.2	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of March 31, 2020, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $147.2 million of outstanding variable rate debt as of March 31, 2020 and no outstanding variable rate debt as of December 31, 2019.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, at the reasonable assurance level due to material weakness in our internal control over financial reporting as described below.
As of March 31, 2020, the following material weakness existed:

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
Given the material weakness that exists as of March 31, 2020 we have concluded that our internal control over financial reporting remained ineffective as of March 31, 2020.
Remediation Efforts to Address Remaining Material Weakness
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

Changes in Internal Control over Financial Reporting
As described above, we have undertaken remediation actions to address the material weakness in our internal control over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2020 but have not materially affected our internal control over financial reporting.
Due to the COVID-19 pandemic, company personnel have been working remotely during the financial close process which represents a change in the process from prior financial closes. We do not believe that this change has or is reasonably likely to materially affect our internal control over financial reporting.
With the exception of the foregoing remediation actions and the changes described in the previous section and above, there have been no other changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except as set forth below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report.
Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control, including a pandemic, epidemic or widespread outbreak of an infectious disease, such as COVID-19 as well as actions taken by oil producers.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil, gas and derived hydrocarbon products, creating significant volatility and disruption of financial and commodity markets. Other factors that have impacted crude oil supply include production levels implemented by the Organization of the Petroleum Exporting Countries (“OPEC”) members and other large oil producers such as Russia. This combination of events has contributed to a sharp drop in prices for crude oil and refined products in the first quarter of 2020. The extent of the impact of these events on our operational and financial performance, including our ability to execute our business strategies in the expected time frame is uncertain and depends on various factors, including:

•
the demand for, and the marketability of, our specialty hydrocarbon products, fuel and other refined products due to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, which could result in a full or partial shutdown of our facilities;

•	increased volatility in refining margins;

•	the health of our workforce and their access to our facilities, which could result in a full or partial shutdown of our facilities if a significant portion of the workforce at a facility is impacted;

•
the ability or willingness of our crude oil and feedstock suppliers, as well as our vendors, to provide crude oil or other raw materials, equipment or supplies for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise cause our delay or failure to deliver refined or finished lubricant products timely or at all;

•	the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, orders or revenue from our customers;

•	increased potential for the occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;

•	increased cost and reduced availability of capital for growth or capital expenditures;

•	availability and operability of terminals, tankage and pipelines that store and transport crude oil and refined and specialty hydrocarbon products;

•	reduction in the market value of our inventory, which is valued at the lower of cost or market value, which may result in a reduction in our net income;

•	the amount of our borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of credit support;

•	the impairment of our equity method investments, our long-lived assets or goodwill, which could reduce our earnings;

•	increased costs of operation in relation to the COVID-19 outbreak, which costs may not be recoverable or adequately covered by insurance; and

•	the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.

While it is not possible to predict their extent or duration, the effects of the COVID-19 pandemic and the extended period of low commodity prices and impact on the demand for specialty hydrocarbon products, as the industry is currently experiencing, could have a negative impact on our business, financial condition, and results of operations.

Our applications for Paycheck Protection Program loans could in the future be determined to have been impermissible or could result in damage to our reputation or financial condition and results of operations.
In April 2020, various of our subsidiaries were granted loans totaling $31.4 million under the Paycheck Protection Program (“PPP Loans”¨) of the CARES Act, some or all of which may be forgiven. This program was implemented in response to the unprecedented economic downturn related to the coronavirus. Official guidance and interpretations of the requirements of the program have been limited and have changed over time. The U.S. Department of the Treasury has also indicated its intent to review all loans obtained under the program that exceed $2 million before forgiving the loan.
In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. We made that certification in good faith. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loans, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loans or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loans in its entirety. In addition, receipt of a PPP Loans may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Item 1.01 Entry into a Material Definitive Agreement
On May 1, 2020, the Company received funds under several promissory notes evidencing an unsecured total of $31.4 Million in loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”), which was established as part of the CARES Act.
The PPP Loans are evidenced by promissory notes, dated between April 17, 2020 and April 24, 2020 (the “Notes”), between the Company, as borrower, and BMO Harris Bank National Association and Star Financial Bank, as lenders (the “Lenders”). The interest rate on the Notes is 1.0% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest are due during the six-month period beginning on the date of the Notes (the “Deferral Period”).
Beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of the Notes (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lenders with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on the Notes as of the last day of the Deferral Period by the Maturity Date. The Company is permitted to prepay the Notes at any time without payment of any premium.
The principal and accrued interest under the Notes evidencing the PPP Loan are forgivable after eight weeks as long the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The Company will be obligated to repay any portion of the principal amount of the Notes that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.
Upon a default under the Notes, including the non-payment of principal or interest, the obligations of the Company under the Notes may be accelerated and the Lenders may pursue their rights under the Uniform Commercial Code and any other applicable law or in equity.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information contained in Item 1.01 above is hereby incorporated by reference into this Item 2.03.
Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
On May 2, 2020, the Company and H. Keith Jennings, the Executive Vice President and Chief Financial Officer of the Company, entered into an employment offer addendum (the “Offer Addendum”) amending the employment offer letter dated October 27, 2019 (the “Offer Letter”). The Offer Letter provides that the Company will match on a one-for-one basis any purchases of the common units representing limited partner interests of the Company (“Common Units”) that Mr. Jennings makes in the open market during the first twelve (12) months of his employment, up to a maximum of $500,000, in the form of fully-vested phantom units. Pursuant to the Offer Addendum, the Company agreed to grant Mr. Jennings $301,145 worth of fully-vested phantom units, up to a maximum of 500,000 phantom units, based on the full year 2020 volume weighted average price of the publicly traded Common Units, subject to certain conditions specified in the Offer Addendum. The grant of fully-vested phantom units under the Offer Addendum is not conditioned on the purchase of additional Common Units by Mr. Jennings on the open market.
The foregoing description of the Offer Addendum does not purport to be complete and is qualified in its entirety by reference to the full text of such addendum attached to this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

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

10.1*	H. Keith Jennings Offer Addendum, dated effective May 2, 2020, between Calumet GP, LLC and H. Keith Jennings.

10.2*	Transition and Separation Agreement, dated effective March 11, 2020. between Calumet GP, LLC and Timothy Go

31.1*	Sarbanes-Oxley Section 302 certification of Stephen P. Mawer.

31.2*	Sarbanes-Oxley Section 302 certification of H. Keith Jennings.

32.1**	Section 1350 certification of Stephen P. Mawer and H. Keith Jennings.

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	May 7, 2020	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Accounting Officer)