Form 10-Q
period 2020-06-30
Calumet Specialty Products Partners, L.P.
filed 2020-08-06
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
Commission File Number: 000-51734

Calumet Specialty Products Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

DE				35-1811116
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification Number)

2780 Waterfront Parkway East Drive		,	Suite 200
Indianapolis	,	IN		46214
(Address of Principal Executive Offices)				(Zip Code)
(317) 328-5660
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	CLMT	NASDAQ

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 5, 2020, there were 78,006,842 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2020

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of the ongoing novel coronavirus (“COVID-19”) pandemic and global crude oil production levels on our business and operations; (ii) demand for refined petroleum products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (viii) our access to inventory financing under our supply and offtake agreements, (ix) our ability to remediate the identified material weakness and further strengthen the overall controls surrounding information systems, (x) the future effectiveness of our enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations and (xi) potential costs and savings associated with our cost reduction plan to reduce overall operating expenses, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in (i) Part I, Item 1A “Risk Factors” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”), (ii) Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and (iii) Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$105.4	$19.1
Accounts receivable, net	141.7	175.0
Other	16.3	13.5
	158.0	188.5
Inventories	240.4	292.6
Derivative assets	19.7	0.9
Prepaid expenses and other current assets	13.2	11.0
Total current assets	536.7	512.1
Property, plant and equipment, net	949.3	973.5
Goodwill	172.5	171.4
Other intangible assets, net	64.8	71.2
Operating lease right-of-use assets	63.1	93.1
Other noncurrent assets, net	35.1	36.5
Total assets	$1,821.5	$1,857.8
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$161.1	$230.2
Accrued interest payable	31.1	32.0
Accrued salaries, wages and benefits	25.4	35.7
Other taxes payable	11.4	11.8
Obligations under inventory financing agreements	80.1	134.3
Other current liabilities	85.4	58.6
Current portion of operating lease liabilities	36.3	60.6
Current portion of long-term debt	2.1	1.8
Total current liabilities	432.9	565.0
Pension and postretirement benefit obligations	7.5	7.9
Other long-term liabilities	20.0	20.8
Long-term operating lease liabilities	27.5	33.0
Long-term debt, less current portion	1,322.7	1,209.5
Total liabilities	1,810.6	1,836.2
Commitments and contingencies
Partners’ capital:
Limited partners’ interest 78,006,842 units and 77,560,355 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	9.9	20.2
General partner’s interest	11.8	12.0
Accumulated other comprehensive loss	(10.8)	(10.6)
Total partners’ capital	10.9	21.6
Total liabilities and partners’ capital	$1,821.5	$1,857.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per unit and unit data)
Sales	$453.7	$896.9	$1,146.3	$1,748.2
Cost of sales	364.4	789.8	1,002.7	1,505.1
Gross profit	89.3	107.1	143.6	243.1
Operating costs and expenses:
Selling	12.6	14.3	25.9	27.6
General and administrative	26.8	37.8	47.0	72.7
Transportation	24.8	31.6	55.6	67.5
(Benefit) expense for taxes other than income taxes	(2.7)	4.7	2.3	9.8
Loss on impairment and disposal of assets	0.7	16.2	6.7	27.9
Other operating (income) expense	4.2	(2.2)	7.2	(0.9)
Operating income (loss)	22.9	4.7	(1.1)	38.5

Other income (expense):
Interest expense	(30.6)	(33.1)	(59.9)	(65.4)
Gain on debt extinguishment	—	0.3	—	0.7
Gain on derivative instruments	11.3	10.3	49.8	19.4
Other	0.2	1.3	1.1	6.6
Total other expense	(19.1)	(21.2)	(9.0)	(38.7)
Net income (loss) before income taxes	3.8	(16.5)	(10.1)	(0.2)
Income tax expense	0.2	0.3	0.7	0.2
Net income (loss)	$3.6	$(16.8)	$(10.8)	$(0.4)
Allocation of net income (loss):
Net income (loss)	$3.6	$(16.8)	$(10.8)	$(0.4)
Less:
General partner’s interest in net income (loss)	0.1	(0.3)	(0.2)	—
Net income (loss) available to limited partners	$3.5	$(16.5)	$(10.6)	$(0.4)
Weighted average limited partner units outstanding:
Basic	78,664,183	78,212,837	78,532,405	78,111,857
Diluted	78,678,970	78,212,837	78,532,405	78,111,857
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.05	$(0.21)	$(0.13)	$—
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$0.05	$(0.21)	$(0.13)	$—
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net income (loss)	$3.6	$(16.8)	$(10.8)	$(0.4)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge loss	—	—	(0.2)	—
Foreign currency translation adjustment	—	—	—	1.2
Total other comprehensive income (loss)	—	—	(0.2)	1.2
Comprehensive income (loss) attributable to partners’ capital	$3.6	$(16.8)	$(11.0)	$0.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at March 31, 2020	$(10.8)	$11.7	$6.1	$7.0
Net income	—	0.1	3.5	3.6
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.2)	(0.2)
Amortization of phantom units	—	—	0.5	0.5
Balance at June 30, 2020	$(10.8)	$11.8	$9.9	$10.9

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
Other comprehensive loss	(0.2)	—	—	(0.2)
Net loss	—	(0.2)	(10.6)	(10.8)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	0.8	0.8
Balance at June 30, 2020	$(10.8)	$11.8	$9.9	$10.9

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at March 31, 2019	$(7.5)	$13.2	$77.8	$83.5
Net loss	—	(0.3)	(16.5)	(16.8)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.2)	(0.2)
Amortization of phantom units	—	—	0.6	0.6
Balance at June 30, 2019	$(7.5)	$12.9	$61.7	$67.1

	Accumulated Other Comprehensive Loss	Partners’ Capital
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2018	$(8.7)	$12.8	$61.6	$65.7
Other comprehensive income	1.2	—	—	1.2
Net loss	—	—	(0.4)	(0.4)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	1.0	1.0
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at June 30, 2019	$(7.5)	$12.9	$61.7	$67.1
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(In millions)
Operating activities
Net loss	$(10.8)	$(0.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52.6	55.2
Amortization of turnaround costs	8.7	10.4
Non-cash interest expense	3.1	3.5
Gain on debt extinguishment	—	(0.7)
Unrealized (gain) loss on derivative instruments	(30.4)	14.8
Loss on impairment and disposal of assets	6.7	27.9
Operating lease expense	32.6	37.8
Operating lease payments	(32.4)	(37.4)
Equity-based compensation	0.6	4.6
Lower of cost or market inventory adjustment	34.2	(41.5)
Other non-cash activities	1.7	(3.6)
Changes in assets and liabilities:
Accounts receivable	27.7	(66.6)
Inventories	18.1	40.5
Prepaid expenses and other current assets	1.8	6.0
Derivative activity	(0.3)	(0.3)
Turnaround costs	(16.1)	(6.4)
Other assets	—	0.1
Accounts payable	(55.0)	42.9
Accrued interest payable	(1.4)	(0.5)
Accrued salaries, wages and benefits	(10.1)	(3.0)
Other taxes payable	(0.4)	2.7
Other liabilities	19.8	3.6
Pension and postretirement benefit obligations	(0.3)	—
Net cash provided by operating activities	$50.4	$89.6
Investing activities
Additions to property, plant and equipment	(28.4)	(17.1)
Acquisition of business, net of cash acquired	(3.3)	—
Proceeds from sale of unconsolidated affiliate	—	5.0
Proceeds from sale of property, plant and equipment	—	3.7
Net cash provided by discontinued operations	0.9	5.0
Net cash used in investing activities	$(30.8)	$(3.4)
Financing activities
Proceeds from borrowings — revolving credit facility	672.7	—
Repayments of borrowings — revolving credit facility	(562.4)	—
Repayments of borrowings — senior notes	—	(88.6)
Payments on finance lease obligations	(0.2)	(0.7)
Proceeds from inventory financing	399.3	569.7
Payments on inventory financing	(441.4)	(547.7)
Proceeds from other financing obligations	31.4	—
Payments on other financing obligations	(32.7)	(1.2)
Contributions from Calumet GP, LLC	—	0.1
Net cash provided by (used in) in financing activities	$66.7	$(68.4)
Net increase in cash and cash equivalents	$86.3	$17.8
Cash and cash equivalents at beginning of period	19.1	155.7
Cash and cash equivalents at end of period	$105.4	$173.5
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$4.3	$5.6
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of June 30, 2020, the Company had 78,006,842 limited partner common units and 1,591,975 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company is engaged in the production and marketing of crude oil-based specialty products including lubricating oils, white mineral oils, solvents, petrolatums, waxes, synthetic lubricants and fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and heavy fuel oils. The Company is based in Indianapolis, Indiana and owns and leases specialty and fuel products facilities, primarily related to production and marketing of specialty and fuel products, throughout the United States.
The unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	June 30, 2020	December 31, 2019
RINs Obligation	$58.8	$13.0
Transition Services Agreement Payable	—	19.8
Net working capital adjustment liabilities	—	6.9
Other	26.6	18.9
Total other current liabilities	$85.4	$58.6

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
Loss on Impairment and Disposal of Assets
The Company’s unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 included a Loss on impairment and disposal of assets of $0.7 million and $16.2 million, respectively. The Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 included a Loss on impairment and disposal of assets of $6.7 million and $27.9 million, respectively. For the six months ended June 30, 2020, Loss on impairment and disposal of assets primarily consisted of a $5.1 million write-off of other receivable for the remaining payment related to the sale of Anchor Drilling Fluids USA, LLC in 2017 and $1.5 million for the disposal of assets related to Bel-Ray facility (please read Note 13 - “Restructuring” for additional information regarding the Company’s restructuring program). For the six months ended June 30, 2019, Loss on impairment and disposal of assets consisted of $10.7 million for the Company’s cease of use of the assets associated with the TexStar Midstream Logistics, L.P. Throughput and Deficiency Agreement, $16.1 million in impairment charges for the Company’s investment in Fluid Holding Corp. (“FHC”), and $1.1 million for losses recorded on various other asset disposals during the period. The fair value of the Loss on impairment and disposal of assets were based on Level 3 inputs.
Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The result of the adoption of ASU 2016-13 was de-minimis and did not result in an adjustment to beginning partners’ capital. The allowance for credit losses for accounts receivable was $0.6 million at June 30, 2020 and $0.9 million at January 1, 2020, respectively.
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
Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales by major source
Standard specialty products	$173.9	$283.7	$443.1	$576.0
Packaged and synthetic specialty products	58.8	60.7	116.5	120.6
Total specialty products	232.7	344.4	559.6	696.6

Fuel and fuel related products	184.4	495.0	504.4	937.9
Asphalt	36.6	57.5	82.3	113.7
Total fuel products	221.0	552.5	586.7	1,051.6

Total sales	$453.7	$896.9	$1,146.3	$1,748.2

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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of June 30, 2020 and December 31, 2019 were $141.7 million and $175.0 million, respectively.
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
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and six months ended June 30, 2020, the Company recorded no increases (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers. The Company recorded no activity during the three months ended June 30, 2019, while the Company recorded a $0.9 million increase in cost of sales as a result of such activity during the six months ended June 30, 2019.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $34.2 million lower and $17.7 million higher as of June 30, 2020 and December 31, 2019, respectively.
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
Inventories consist of the following (in millions):

	June 30, 2020			December 31, 2019
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$32.1	$9.5	$41.6	$48.3	$11.6	$59.9
Work in process	26.1	26.1	52.2	35.0	29.1	64.1
Finished goods	109.0	37.6	146.6	124.8	43.8	168.6
	$167.2	$73.2	$240.4	$208.1	$84.5	$292.6

(1)	Amounts represent LIFO value and do not necessarily represent the value of product financing. Please read Note 7 - “Inventory Financing Agreements” for further information.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended June 30, 2020 and 2019, the Company recorded LCM valuation decreases of $32.1 million and $2.6 million, respectively, in cost of sales, as a result of declining market prices. During the six months ended June 30, 2020 and 2019, the Company recorded an increase of $34.2 million and a decrease of $41.5 million, respectively, in cost of sales due to the sale of inventory previously adjusted through the LCM valuation.
5. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 16 years, some of which include options to extend the lease for up to 35 years, and others of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases as of June 30, 2020 and December 31, 2019, were as follows (in millions):

		June 30, 2020	December 31, 2019
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets (1)	$63.1	$93.1
Finance lease assets	Property, plant and equipment, net (2)	4.2	3.2
Total leased assets		$67.3	$96.3
Liabilities:
Current
Operating	Current portion of operating lease liabilities (1)	$36.3	$60.6
Finance	Current portion of long-term debt	0.5	0.3
Non-current
Operating	Long-term operating lease liabilities (1)	27.5	33.0
Finance	Long-term debt, less current portion	3.4	2.4
Total lease liabilities		$67.7	$96.3

(1)	In the second quarter of 2020, the Company had additions to its operating lease right-of-use assets and operating lease liabilities of approximately $0.7 million.

(2)	Finance lease assets are recorded net of accumulated amortization of $3.1 million and $7.1 million as of June 30, 2020 and December 31, 2019, respectively.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended June 30, 2020 and 2019 were as follows (in millions).

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs:	Classification:	2020	2019	2020	2019
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$9.5	$16.2	$26.1	$33.7
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.5	1.4	5.2	3.4
Variable operating lease cost (2) (3)	Cost of Sales; SG&A Expenses	0.4	0.2	1.3	0.7
Finance lease cost:
Amortization of right-of-use asset	Cost of Sales	0.2	0.4	0.3	0.7
Interest on lease liabilities	Interest expense	0.1	0.1	0.2	1.1
Total lease cost		$12.7	$18.3	$33.1	$39.6

(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

(2)
Approximately $0.8 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, of the Company’s variable operating lease cost relates to its lease agreement with Phillips 66 associated with the LVT unit at its Lake Charles, Louisiana refinery (the “LVT Agreement”). Pursuant to the LVT Agreement, Phillips 66 is obligated to supply a minimum supply quantity which the Company agreed to purchase through December 31, 2020. Pricing for the agreement is indexed to the prior month’s average of Platts Mid USGC 55 Grade Jet Kero price on the day of loading plus a specified margin. Phillips 66 invoices the Company for the estimated volume of product to be purchased by the Company based on a supplied forecast and differences between actual volumes purchased and the estimated volume of product originally billed, which makes up the variable component of the operating lease contract. There were no variable operating lease costs related to the LVT Agreement for the three months ended June 30, 2020 and 2019, respectively.

(3)
The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of June 30, 2020, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2020	$31.5	$0.5	$32.0
2021	13.9	0.8	14.7
2022	10.2	0.8	11.0
2023	7.2	0.8	8.0
2024	4.1	0.8	4.9
Thereafter	3.3	1.2	4.5
Total	$70.2	$4.9	$75.1
Less: Interest	6.4	1.0	7.4
Present value of lease liabilities	$63.8	$3.9	$67.7

(1)
As of June 30, 2020, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of June 30, 2020.

(2)
As of June 30, 2020, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of June 30, 2020.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

June 30, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	2.6
Finance leases	5.9
Weighted-average discount rate:
Operating leases	7.4%
Finance leases	7.4%

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
Renewable Identification Numbers Obligation
As of June 30, 2020 and December 31, 2019, the Company had a RINs Obligation of $58.8 million and $13.0 million, respectively.
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

Other Matters, Claims and Legal Proceedings
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire. The CSB has not suggested that Calumet is responsible for the fire. Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. We believe that the information currently available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
Beginning in 2017, the Company initiated the first of several claims in Cascade County Circuit Court against the Montana Department of Revenue to recover overpaid taxes resulting from the county’s excessive property tax assessment of the Company’s Great Falls refinery for the 2017, 2018, and 2019 tax years. As of June 30, 2020, the county has refunded, as the result of various court decisions, $4.8 million in excessive taxes and interest to the Company. In addition, on July 13, 2020, the Company received an additional refund of $1.2 million from Cascade County on behalf of the Great Falls Public Schools System as a result of the settlement. The claims arising from the 2017, 2018, and 2019 tax years are closed. The $6.0 million was recorded as a reduction of (benefit) expense for taxes other than income taxes for the three and six month periods ended June 30, 2020.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of June 30, 2020 and December 31, 2019, the Company had outstanding standby letters of credit of $25.3 million and $42.5 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At June 30, 2020 and December 31, 2019, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($600.0 million at June 30, 2020 and December 31, 2019).
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years commencing in the second quarter of 2020.

As of June 30, 2020, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2020	$2.0
2021	3.9
2022	3.9
2023	3.9
2024	4.0
Thereafter	10.0
Total (1)	$27.7

(1)
As of June 30, 2020, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

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
For the three months ended June 30, 2020 and 2019, the Company received a $1.4 million benefit and incurred a $4.3 million expense, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the six months ended June 30, 2020 and 2019, the Company received a $3.2 million benefit and incurred a $6.1 million expense, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided collateral of $8.4 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited condensed consolidated statements of cash flows. As of June 30, 2020 and December 31, 2019, the Company had $11.0 million and $26.3 million deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remained outstanding as of June 30, 2020.
8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rates of 2.8% and 4.3% for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively	$110.3	$—
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.1% for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. (1)	350.9	351.1
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.1% for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.	325.0	325.0
Borrowings under 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.3% and 11.2% for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.	550.0	550.0
Other	3.0	3.8
Finance lease obligations, at various interest rates, interest and monthly principal payments	3.9	2.7
Less unamortized debt issuance costs (2)	(16.0)	(18.4)
Less unamortized discounts	(2.3)	(2.9)
Total debt	$1,324.8	$1,211.3
Less current portion of long-term debt	2.1	1.8
Total long-term debt	$1,322.7	$1,209.5

(1)	The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $0.9 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively.

(2)
Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $18.1 million and $15.7 million at June 30, 2020 and December 31, 2019, respectively.

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
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2020, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the Senior Notes) was 1.9. As of June 30, 2020, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
Paycheck Protection Program Notes
In April 2020, the Company entered into several Paycheck Protection Program Notes (the “Term Notes”) with BMO Harris Bank National Association and Star Financial Bank as the lenders (“Lenders”) in an aggregate principal amount of $31.4 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company subsequently repaid the Term Notes in full on May 18, 2020.
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

The Credit Agreement provides for a 25 basis point reduction in the applicable margin rates beginning in the quarter after our Leverage Ratio (as defined in the Credit Agreement) is less than 5.5 to 1.0. As of June 30, 2020, the interest has been determined based on a margin of 50 basis points for prime rate based revolver loans, 150 basis points for LIBOR based rate revolver loans, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans. The margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Following the October 11, 2019 effective date of the First Amendment, the applicable margin rates are increased by 25 basis points for as long as the Great Falls, MT refinery assets are contributing to the borrowing base. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to LIBOR revolver loans.
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
The borrowing base under the revolving credit facility at June 30, 2020 was approximately $279.2 million. As of June 30, 2020, the Company had $110.3 million of outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $25.3 million, leaving approximately $143.6 million available for additional borrowings based on specified availability limitations. Lenders under the revolving credit facility have a first priority lien on the Company’s accounts receivable, inventory and substantially all of its cash.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of the greater of (i) 10% of the borrowing base then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of June 30, 2020, the Company was in compliance with all covenants under the revolving credit facility.

Maturities of Long-Term Debt
As of June 30, 2020, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2020	$1.0
2021	2.9
2022	350.6
2023	436.0
2024	0.7
Thereafter	551.0
Total	$1,342.2

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2020			December 31, 2019
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	Derivative assets	$0.2	$(0.4)	$(0.2)	$—	$—	$—
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$4.4	$—	$4.4	$—	$—	$—
WCS crude oil basis swaps	Derivative assets	5.2	(0.3)	4.9	—	(1.3)	(1.3)
Gasoline crack spread swaps	Derivative assets	4.6	—	4.6	1.8	(0.5)	1.3
Diesel crack spread swaps	Derivative assets	9.5	—	9.5	0.9	(0.5)	0.4
Diesel-MEH crack spread swap	Derivative assets	0.9	—	0.9	—	—	—
2/1/1 crack spread swaps	Derivative assets	—	—	—	0.5	—	0.5
Total derivative instruments		$24.8	$(0.7)	$24.1	$3.2	$(2.3)	$0.9

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2020			December 31, 2019
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty products segment:
Natural gas swaps	Other current liabilities	$(0.4)	$0.4	$—	$—	$—	$—
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$—	$—	—	$(7.2)	$—	$(7.2)
WCS crude oil basis swaps	Other current liabilities	(0.3)	0.3	—	(1.3)	1.3	—
Gasoline crack spread swaps	Other current liabilities	—	—	—	(0.5)	0.5	—
Diesel crack spread swaps	Other current liabilities	—	—	—	(0.5)	0.5	—
Total derivative instruments		$(0.7)	$0.7	$—	$(9.5)	$2.3	$(7.2)

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of June 30, 2020, the Company had four counterparties in which the derivatives held were in net assets totaling $24.1 million. As of

December 31, 2019, the Company had three counterparties in which the derivatives held were net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of June 30, 2020 or December 31, 2019. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities.
Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. The majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of June 30, 2020 and December 31, 2019, the Company had provided no collateral to its counterparties.
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
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain Recognized in Gain on Derivative Instruments		Amount of Unrealized Loss Recognized in Gain on Derivative Instruments
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Specialty products segment:
Natural gas swaps	$(0.5)	$—	$0.1	$—
Midland crude oil basis swaps	—	0.5	—	(0.5)
Fuel products segment:
Inventory financing obligation	—	—	0.7	15.5
WCS crude oil basis swaps	4.6	13.5	12.3	(11.4)
WCS crude oil percentage basis swaps	—	0.8	—	(0.9)
Midland crude oil basis swaps	—	1.7	—	(5.0)
Gasoline crack spread swaps	3.4	—	(13.5)	—
2/1/1 crack spread swaps	0.2	—	(0.4)	—
Diesel crack spread swaps	4.8	5.4	(1.3)	(6.6)
Diesel percentage basis crack spread swaps	—	0.6	—	(3.3)
Diesel-MEH crack spread swap	—	—	0.9	—
Total	$12.5	$22.5	$(1.2)	$(12.2)

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain Recognized in Gain on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain on Derivative Instruments
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Specialty products segment:
Natural gas swaps	$(0.6)	$—	$(0.2)	$—
Midland crude oil basis swaps	—	1.6	—	(1.0)
Fuel products segment:
Inventory financing obligation	—	—	11.7	2.8
WCS crude oil basis swaps	4.6	17.1	6.1	(14.9)
WCS crude oil percentage basis swaps	—	0.9	—	6.3
Midland crude oil basis swaps	—	9.0	—	(7.1)
Gasoline crack spread swaps	5.5	—	3.3	—
2/1/1 crack spread swaps	2.1	—	(0.5)	—
Diesel crack spread swaps	7.8	6.1	9.1	(7.4)
Diesel-MEH crack spread swap	—	—	0.9	—
Diesel percentage basis crack spread swaps	—	(0.5)	—	6.5
Total	$19.4	$34.2	$30.4	$(14.8)

Derivative Positions
WCS Crude Oil Basis Swap Contracts
At June 30, 2020, the Company had the following derivatives related to WCS crude oil basis purchases in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
Third Quarter 2020 (1)	1,610,000	17,500	$(13.68)
Fourth Quarter 2020	1,610,000	17,500	$(15.02)
Total	3,220,000
Average differential			$(14.35)

(1)	The volumes include 418,500 barrels of WCS crude oil basis purchases that settled at $(13.05)/Bbl average differential to WTI in the quarter ended June 30, 2020.
At December 31, 2019, the Company had the following derivatives related to WCS crude oil basis purchases in its fuel products segment, none of which are designated as hedges:

WCS Crude Oil Basis Swap Contracts by Expiration Dates	Barrels Purchased	BPD	Average Differential to NYMEX WTI ($/Bbl)
First Quarter 2020	544,000	5,978	$(18.92)
Total	544,000
Average differential			$(18.92)

Diesel Crack Spread Swap Contracts
At June 30, 2020, the Company had the following derivatives related to diesel crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Third Quarter 2020	368,000	4,000	$22.23
Fourth Quarter 2020	368,000	4,000	$21.91
Total	736,000
Average price			$22.07
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

Gasoline Crack Spread Swap Contracts
At June 30, 2020, the Company had the following derivatives related to gasoline crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Gasoline Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Third Quarter 2020	368,000	4,000	$15.24
Fourth Quarter 2020	368,000	4,000	$9.77
Total	736,000
Average price			$12.50
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

2/1/1 Crack Spread Swap Contracts
At June 30, 2020, the Company had no derivatives related to 2/1/1 crack spread swap sales in its fuel products segment.
At December 31, 2019, the Company had the following derivatives related to 2/1/1 crack spread swap sales in its fuel products segment, none of which are designated as hedges:

2/1/1 Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
First Quarter 2020	364,000	4,000	$17.43
Second Quarter 2020	30,000	330	$19.50
Total	394,000
Average price			$17.58

Natural Gas Swap Contracts
At June 30, 2020, the Company had the following derivatives related to natural gas swap purchases in its specialty products segment, none of which are designated as hedges:

Natural Gas Swap Contracts by Expiration Dates	MMBtu	Average Swap ($/MMBtu)
Third Quarter 2020 (1)	1,518,000	$2.08
Fourth Quarter 2020	1,518,000	$2.25
Total	3,036,000
Average price		$2.16

(1)	These volumes include 511,500 MMBtu of natural gas swap purchases that settled at $2.05/MMBtu average swap price to NYMEX Henry Hub in the quarter ended June 30, 2020.
At December 31, 2019, the Company had no derivatives related to natural gas swap purchases in its specialty products segment.
Diesel - MEH Crack Spread Swap Contracts
At June 30, 2020, the Company had the following derivatives related to diesel - MEH crack spread swap sales in its fuel products segment, none of which are designated as hedges:

Diesel - MEH Crack Spread Swap Contracts by Expiration Dates	Barrels Sold	BPD	Average Swap ($/Bbl)
Third Quarter 2020	368,000	4,000	$9.51
Fourth Quarter 2020	368,000	4,000	$9.51
Total	736,000
Average price			$9.51
At December 31, 2019, the Company had no derivatives related to diesel - MEH crack spread swap sales in its fuel products segment.
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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at June 30, 2020 and December 31, 2019, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At June 30, 2020, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Natural gas swaps	$—	$—	$(0.2)	$(0.2)	$—	$—	$—	$—
Gasoline crack spread swaps	—	—	4.6	4.6	—	—	1.3	1.3
Inventory financing obligation	—	—	4.4	4.4	—	—	—	—
Diesel crack spread swaps	—	—	9.5	9.5	—	—	0.4	0.4
Diesel - MEH crack spread swaps	—	—	0.9	0.9	—	—	—	—
2/1/1 crack spread swaps	—	—	—	—	—	—	0.5	0.5
WCS crude oil basis swaps	—	—	4.9	4.9	—	—	(1.3)	(1.3)
Total derivative assets	$—	$—	$24.1	$24.1	$—	$—	$0.9	$0.9
Pension plan investments	31.9	—	—	31.9	32.5	—	—	32.5
Total recurring assets at fair value	$31.9	$—	$24.1	$56.0	$32.5	$—	$0.9	$33.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$—	$—	$—	$—	$(7.2)	$(7.2)
Total derivative liabilities	—	—	—	—	—	—	(7.2)	(7.2)
RINs Obligation	—	(58.8)	—	(58.8)	—	(13.0)	—	(13.0)
Precious Metals leases	(5.0)	—	—	(5.0)	(5.8)	—	—	(5.8)
Liability Awards	(8.4)	—	—	(8.4)	(7.4)	—	—	(7.4)
Total recurring liabilities at fair value	$(13.4)	$(58.8)	$—	$(72.2)	$(13.2)	$(13.0)	$(7.2)	$(33.4)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Six Months Ended June 30,
	2020	2019
Fair value at January 1,	$(6.3)	$19.8
Realized (gain) loss on derivative instruments	(19.4)	(34.2)
Unrealized gain (loss) on derivative instruments	30.4	(14.8)
Settlements	19.4	34.2
Fair value at June 30,	$24.1	$5.0
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of June 30,	$30.4	$(14.8)

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
The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

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
The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company recorded this investment using a measurement alternative which measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. The investment in FHC is recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized, the Company would classify this asset as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. In the second quarter of 2019, the Company recorded an impairment charge of $16.1 million on the investment in FHC and the categorization of the framework used to value the assets is considered Level 3. Please read Note 14 - “Investment in Unconsolidated Affiliates” for further information.
Estimated Fair Value of Financial Instruments
Cash and cash equivalents
The carrying value of cash and cash equivalents is each considered to be representative of its fair value.
Debt
The estimated fair value of long-term debt at June 30, 2020 and December 31, 2019, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s senior notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. Please read Note 8 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		June 30, 2020		December 31, 2019
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2022 Notes and 2023 Notes	1	$644.1	$669.4	$676.4	$668.1
2025 Notes	2	$533.2	$541.4	$598.8	$540.5
Revolving credit facility	3	$110.3	$110.3	$—	$—
Finance lease and other obligations	3	$6.9	$6.9	$6.5	$6.5

11. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$3.6	$(16.8)	$(10.8)	$(0.4)
Less:
General partner’s interest in net income (loss)	0.1	(0.3)	(0.2)	—
Net income (loss) available to limited partners	$3.5	$(16.5)	$(10.6)	$(0.4)

Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	78,664,183	78,212,837	78,532,405	78,111,857
Effect of dilutive securities:
Incremental Units	14,787	—	—	—
Diluted weighted average limited partner units outstanding (1)	78,678,970	78,212,837	78,532,405	78,111,857
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.05	$(0.21)	$(0.13)	$—
Limited partners’ interest diluted net income (loss) per unit:
Limited partners' interest	$0.05	$(0.21)	$(0.13)	$—

(1)
Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of un-vested phantom units for the six months ended June 30, 2020 and excludes 0.1 million for the three and six months ended June 30, 2019.

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

Reportable segment information for the three months ended June 30, 2020 and 2019, is as follows (in millions):

Three Months Ended June 30, 2020	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$232.7	$221.0	$—	$—	$453.7
Inter-segment sales	11.2	4.8	—	(16.0)	—
Total sales	$243.9	$225.8	$—	$(16.0)	$453.7

Adjusted EBITDA	$56.1	$1.9	$(17.0)	$—	$41.0
Reconciling items to net income:
Depreciation and amortization	10.1	17.8	1.9	—	29.8
LCM / LIFO gain	(4.2)	(27.9)	—	—	(32.1)
Loss on impairment and disposal of assets	—	0.1	0.6	—	0.7
Interest expense	—	(0.4)	31.0	—	30.6
Unrealized (gain) loss on derivatives	(0.4)	1.6	—	—	1.2
Equity-based compensation and other items					7.0
Income tax expense					0.2
Net income					$3.6

Three Months Ended June 30, 2019	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$344.4	$552.5	$—	$—	$896.9
Inter-segment sales	24.4	12.4	—	(36.8)	—
Total sales	$368.8	$564.9	$—	$(36.8)	$896.9

Adjusted EBITDA	$55.1	$50.2	$(28.3)	$—	$77.0
Reconciling items to net loss:
Depreciation and amortization	12.2	18.5	1.9	—	32.6
LCM / LIFO gain	0.4	(3.0)	—	—	(2.6)
Loss on impairment and disposal of assets	—	0.1	16.1	—	16.2
Interest expense	—	4.3	28.8	—	33.1
Gain on debt extinguishment	—	—	(0.3)	—	(0.3)
Unrealized loss on derivatives	7.6	4.6	—	—	12.2
Equity-based compensation and other items					2.3
Income tax expense					0.3
Net loss					$(16.8)

Reportable segment information for the six months ended June 30, 2020 and 2019, is as follows (in millions):

Six Months Ended June 30, 2020	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$559.6	$586.7	$—	$—	$1,146.3
Inter-segment sales	28.6	12.8	—	(41.4)	—
Total sales	$588.2	$599.5	$—	$(41.4)	$1,146.3

Adjusted EBITDA	$120.6	$41.1	$(37.0)	$—	$124.7
Reconciling items to net loss:
Depreciation and amortization	21.9	35.6	3.8	—	61.3
LCM / LIFO loss	18.0	16.4	—	—	34.4
Loss on impairment and disposal of assets	1.5	0.1	5.1	—	6.7
Interest expense	—	(2.1)	62.0	—	59.9
Unrealized gain on derivatives	(0.1)	(30.3)	—	—	(30.4)
Other non-recurring income					(1.2)
Equity-based compensation and other items					4.1
Income tax expense					0.7
Net loss					$(10.8)

Six Months Ended June 30, 2019	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$696.6	$1,051.6	$—	$—	$1,748.2
Inter-segment sales	47.2	23.4	—	(70.6)	—
Total sales	$743.8	$1,075.0	$—	$(70.6)	$1,748.2
Income from unconsolidated affiliates	$3.8	$—	$—	$—	$3.8

Adjusted EBITDA	$113.5	$76.1	$(52.9)	$—	$136.7
Reconciling items to net loss:
Depreciation and amortization	23.7	38.2	3.7	—	65.6
LCM / LIFO gain	(5.3)	(35.3)	—	—	(40.6)
Loss on impairment and disposal of assets	—	11.8	16.1	—	27.9
Interest expense	—	7.1	58.3	—	65.4
Gain on debt extinguishment	—	—	(0.7)	—	(0.7)
Unrealized loss on derivatives	8.1	6.7	—	—	14.8
Gain on sale of unconsolidated affiliate	(1.2)	—	—	—	(1.2)
Equity-based compensation and other items					5.7
Income tax expense					0.2
Net loss					$(0.4)

b. Geographic Information
International sales accounted for less than ten percent of consolidated sales in each of the three and six months ended June 30, 2020 and 2019. Substantially all of the Company’s long-lived assets are domestically located.

c. Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. The following table sets forth the major product category sales for each of the Specialty products and Fuel products segments for the three months ended June 30, 2020 and 2019 (dollars in millions):

	Three Months Ended June 30,
	2020		2019
Specialty products:
Lubricating oils	$91.4	20.1%	$152.5	17.0%
Solvents	47.3	10.4%	80.7	9.0%
Waxes	27.9	6.2%	31.6	3.5%
Packaged and synthetic specialty products	58.8	13.0%	60.7	6.8%
Other	7.3	1.6%	18.9	2.1%
Total	$232.7	51.3%	$344.4	38.4%
Fuel products:
Gasoline	$67.4	14.9%	$183.8	20.5%
Diesel	98.6	21.7%	218.1	24.3%
Jet fuel	10.4	2.3%	40.7	4.5%
Asphalt, heavy fuel oils and other	44.6	9.8%	109.9	12.3%
Total	$221.0	48.7%	$552.5	61.6%
Consolidated sales	$453.7	100.0%	$896.9	100.0%

The following table sets forth the major product category sales for the six months ended June 30, 2020 and 2019 (dollars in millions):

	Six Months Ended June 30,
	2020		2019
Specialty products:
Lubricating oils	$230.0	20.1%	$304.6	17.4%
Solvents	124.4	10.9%	168.1	9.6%
Waxes	58.4	5.0%	62.5	3.6%
Packaged and synthetic specialty products	116.5	10.2%	120.6	6.9%
Other	30.3	2.6%	40.8	2.3%
Total	$559.6	48.8%	$696.6	39.8%
Fuel products:
Gasoline	$188.3	16.4%	$341.4	19.6%
Diesel	252.4	22.0%	444.0	25.4%
Jet fuel	36.3	3.2%	61.3	3.5%
Asphalt, heavy fuel oils and other	109.7	9.6%	204.9	11.7%
Total	$586.7	51.2%	$1,051.6	60.2%
Consolidated sales	$1,146.3	100.0%	$1,748.2	100.0%

d. Major Customers
During the three and six months ended June 30, 2020 and 2019, the Company had no customer that represented 10% or greater of consolidated sales.
e. Major Suppliers
During the three months ended June 30, 2020 and 2019, the Company had two suppliers that supplied approximately 57.2% and 67.7%, respectively, of its crude oil supply. During the six months ended June 30, 2020 and 2019, the Company had two suppliers that supplied approximately 54.6% and 63.0%, respectively, of its crude oil supply.
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
The Company eliminated 46 general and administrative, primarily corporate positions as part of the Cost Reduction Plan during the first half of 2020. The Company has offered one-time termination benefits to the affected employees including cash severance payments, health care, and outplacement services. The Company paid $0.7 million for these costs for the six months ended June 30, 2020. In addition to the actions described below, the Company estimates approximately $0.9 million of additional costs in 2020.
On February 2, 2020, the Company announced to its employees at the Bel-Ray facility in Wall Township, New Jersey, which is included in our Specialty Products segment that it would cease production and close the facility in the second quarter of 2020. This action resulted in the elimination of 49 positions. The Company expects to incur approximately $6.0 million in total exit costs, fixed asset impairments, termination benefits, and severance costs associated with the closure. The majority of these costs are expected to result in cash expenditures that will be paid out by the end of the fourth quarter of 2020.
Charges related to restructuring are reflected in the Cost of sales, Selling, and General and administrative lines of the unaudited condensed consolidated statements of operations. The Company recorded $1.3 million and $3.1 million, respectively, in Cost of sales for the three and six months ended June 30, 2020. The Company recorded $0.6 million and $0.9 million, respectively, to the Selling and General and administrative lines of the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020. Fixed asset impairments are reflected in the Loss on impairment and disposal of assets line of the unaudited condensed consolidated statements of operations.
The following table displays the reconciliation of the beginning and ending liability balances (in millions):

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2019	$—	$—	$—
Charges to restructuring	0.8	1.3	2.1
Cash Payments and other	(0.4)	(1.1)	(1.5)
Balance at March 31, 2020	$0.4	$0.2	$0.6
Charges to restructuring	0.9	1.0	1.9
Cash Payments and other	(0.8)	(0.7)	(1.5)
Balance at June 30, 2020	$0.5	$0.5	$1.0

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
During the second quarter of 2019, the Company determined the fair value of the investment in FHC was less than the carrying value of $25.4 million after evaluating indicators of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. Utilizing an income approach, value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company. As a result, the Company recorded an impairment charge of $16.1 million in Loss on impairment and disposal of assets in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2019.

15. Subsequent Events
As of August 1, 2020, the fair value of the Company’s derivatives have increased by approximately $4.2 million subsequent to June 30, 2020.
9.25% Senior Secured Notes due 2024 (the “2024 Secured Notes”)
On July 6, 2020, the Company announced the commencement of an exchange offer for up to $200.0 million aggregate principal amount of its outstanding 2022 Notes (the “Exchange Offer”). Under the exchange offer, the Company agreed to accept up to $200.0 million aggregate principal amount of its 2022 Notes validly tendered (and not validly withdrawn), in exchange for newly issued 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”). Eligible holders of the 2022 Notes were eligible to receive $1,000 principal amount of new 2024 Secured Notes per $1,000 principal amount of 2022 Notes tendered on or prior to July 17, 2020, and $950 principal amount of 2024 Secured Notes per $1,000 principal amount of 2022 Notes tendered on or prior to July 31, 2020. Following the conclusion of the exchange periods, approximately $200.0 million of 2022 Notes had been tendered, and $200.0 million of 2024 Secured Notes were issued on August 5, 2020.
Consent Solicitation to Holders of the 2025 Notes and Supplemental Indenture
In connection with the Exchange Offer, on July 6, 2020 the Company commenced a consent solicitation to solicit consents from holders of its outstanding 2025 Notes to certain proposed amendments to the indenture governing the 2025 Notes to allow the Company to consummate the Exchange Offer. The consents were effective on August 5, 2020. The Company paid consent fees of $1.3 million in connection with obtaining these consents.
Following receipt of the required consents, the Company and the trustee of the 2025 Notes entered into the First Supplemental Indenture (the “Supplemental Indenture”) to the indenture governing the 2025 Notes, to allow the Exchange Offer. The Supplemental Indenture was effective on August 5, 2020.
Revolving Credit Facility Consent
On July 3, 2020 the Company executed a consent to the Credit Agreement allowing for the issuance of the 2024 Secured Notes. The consent was effective on August 5, 2020. The Company paid fees of $0.5 million in connection with obtaining this consent.
Collateral Trust Agreement Amendment
On July 31, 2020, the Company executed an amendment to the Collateral Trust Agreement and supporting documents to cause various references to the previously discharged 11.5% Senior Secured Notes due 2021 to refer instead to the 2024 Secured Notes, as well as other technical changes. The amendment was effective on August 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and six months ended June 30, 2020 and 2019. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2019 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas, and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of specialty and fuel products, throughout the United States (“U.S.”). Our business is organized into three segments: our core specialty products segment, fuel products segment and corporate segment. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes, synthetic lubricants, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. We also blend and market specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. In our fuel products segment, we process crude oil into a variety of fuels and fuel-related products, including gasoline, diesel, jet fuel, asphalt and other products, and from time to time resell purchased crude oil to third-party customers. Our corporate segment, which was added during the third quarter of 2019, primarily consists of general and administrative expenses not allocated to the specialty products segment or fuel products segment. Please read Note 12 - “Segments and Related Information” for further information.
Second Quarter 2020 Update
Outlook and Trends
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil, gas and derived hydrocarbon products, creating significant volatility and disruption of financial and commodity markets. Other factors that have impacted crude oil supply include production levels implemented by the Organization of the Petroleum Exporting Countries (“OPEC”) members and other large oil producers such as Russia. This combination of events has contributed to a sharp drop in prices for crude oil and refined products in the first quarter of 2020. Other factors that have impacted crude oil supply include production levels implemented by OPEC members and other large oil producers such as Russia. This combination of events contributed to a sharp drop in prices for crude oil and refined products, as the price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) closed at $20 on March 31, 2020. Since then, the price per barrel of NYMEX WTI recovered to close at $39 on June 30, 2020, as local state governments began to lift COVID-19 related restrictions and Saudi Arabia and Russia agreed to oil production cuts in both April and June 2020. Although the spot price per barrel of NYMEX WTI improved by approximately 92% over the quarter, the average price per barrel decreased by approximately 38.8% in the second quarter of 2020 as compared to the first quarter of 2020. We expect that the adverse impacts of the COVID-19 pandemic and the global oil markets will likely continue during the third quarter of 2020 with volatility to continue throughout 2020. Below are factors that have impacted or may impact our results of operations during 2020:

•
Reduction in demand for our fuels products as the domestic economy is adversely affected by the economic effects of the global pandemic and the significant governmental measures being implemented to control the spread of the virus.

•	Reduction in demand for certain of our specialty products as a variety of customers and industries are similarly adversely affected by the economic effects of the COVID-19 pandemic.

•
Availability and pricing of crude oil and other feedstocks as producers and sellers of those products are adversely affected by the global pandemic and the global oversupply of crude oil from increased international production as a result of the recent dispute over production levels between Russia and members of OPEC.

•
In the third quarter 2020, Canadian heavy sour crude oil discounts are expected to widen compared to the second quarter 2020, as a result of the spot price increase in the price per barrel of NYMEX WTI, although we expect sour crude to remain discounted due to pipeline constraints restricting access to markets. The price of domestically produced mid-continent crude is expected to continue to trade at a discount relative to internationally produced crude reflecting increased domestic production combined with transportation constraints. Processing crude oils priced based on Western Canadian Select (“WCS”) and other cost-advantaged crudes will continue to be a focus of ours in 2020.

•
We continue to focus on improving operations. Our total feedstock runs were 82,768 barrels per day (“bpd”) during the second quarter 2020, compared to 104,415 bpd during the second quarter 2019. This decrease is primarily attributed to the divestment of the San Antonio refinery with a capacity of 21,000 bpd and the termination of third-party naphthenic lubricating oils production in the fourth quarter of 2019. Because of the uncertainty in the demand for refined products, as well as uncertainty regarding the financial impact of the current economic situation on the creditworthiness of our customers, these results may not be indicative of our future results. We intend to improve utilization rates by minimizing unplanned downtime at our facilities, while monitoring our level of production commensurate with market demand caused by the global pandemic.

•
Domestic gasoline margins are expected to remain depressed as domestic demand continues to be affected by the impact of the COVID-19 pandemic. Diesel demand has similarly been depressed by the impact of the COVID-19 pandemic. Resulting product margins are expected to remain weak until global demand normalizes.

•	Asphalt demand is expected to increase in the third quarter of 2020 due to the seasonality of the road construction and roofing industries.

•
Our Specialty product margins, as a percentage of sales, have remained relatively stable but certain of our end markets are susceptible to changes in domestic GDP. Over the long term, we continue to consider our specialty products segment our core business and subject to economic conditions and available liquidity, we plan to seek appropriate ways to further invest in our specialty products segment.

•
It is not possible to predict what future RINs costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (exclusive of the favorable impact of exemptions received), assuming current market prices for RINs continue. The approximate 35% increase in the price of RINs during the second quarter 2020 unfavorably affected our results of operations.

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
Key Matters, Claims and Legal Proceedings
On October 31, 2018, the Company received an indemnity claim notice (the “Claim Notice”) from Husky Superior Refining Holding Corp. (“Husky”) under the Membership Interest Purchase Agreement, dated August 11, 2017 (the “MIPA”), which was entered into in connection with the disposition of the Superior Refinery. The Claim Notice relates to alleged losses Husky incurred in connection with a fire at the Husky Superior refinery on April 26, 2018, over five months after Calumet sold Husky 100% of the membership interests in the entity that owns the Husky Superior refinery. Calumet understands the fire occurred during a turnaround of the Husky Superior refinery at a time when Husky owned, operated, and supervised the refinery. Calumet was not involved with the turnaround. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) is currently investigating the fire. The CSB has not suggested that Calumet is responsible for the fire. Husky’s Claim Notice alleges that Husky “has become aware of facts which may give rise to losses” for which it reserved the right to seek indemnification at a later date. The Claim Notice further alleges breaches of certain representations, warranties, and covenants contained in the MIPA. We believe that the information currently available about the fire and the CSB investigation does not support Husky’s threatened claims, and Husky has not filed a lawsuit against Calumet. If Husky were to seek recourse under the MIPA for such claims, they would be subject to certain limits on indemnification liability that may reduce or eliminate any potential indemnification liability.
Beginning in 2017, the Company initiated the first of several claims in Cascade County Circuit Court against the Montana Department of Revenue to recover overpaid taxes resulting from the county’s excessive property tax assessment of the Company’s Great Falls refinery for the 2017, 2018, and 2019 tax years. As of June 30, 2020, the county has refunded, as the result of various court decisions, $4.8 million in excessive taxes and interest to the Company. In addition, on July 13, 2020, the Company received an additional refund of $1.2 million from Cascade County on behalf of the Great Falls Public Schools System as a result of the settlement. The claims arising from the 2017, 2018, and 2019 tax years are closed. The $6.0 million was recorded a reduction of (Benefit) expense for taxes other than income taxes for the three and six month periods ended June 30, 2020.

Financial Results
We reported net income of $3.6 million in the second quarter 2020, versus a net loss of $16.8 million in the second quarter 2019. We reported Adjusted EBITDA (as changed during the period ended March 31, 2020 and defined in Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $41.0 million in the second quarter 2020, versus $77.0 million in the second quarter 2019. We generated cash from operating activities of $50.4 million through the second quarter 2020, driven by decreases in the cash required from the changes in assets and liabilities, partially offset by lower gross profit when excluding the effects of lower of cost or market (“LCM”) adjustments. The Company generated cash from operating activities operations of $89.6 million through the second quarter 2019.
Please read “— Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Commodity markets continued to be volatile in the second quarter 2020, contributing to fluctuations in refined product margins. The average price of NYMEX WTI crude oil decreased by approximately 53.3% in the second quarter 2020, when compared to the same period in 2019, although the spot price of NYMEX WTI crude increased over $18 from March 31, 2020 to June 30, 2020. In the second quarter 2020, the average price differential per barrel between WCS crude oil and NYMEX WTI averaged $6 per barrel below NYMEX WTI, versus $12 per barrel below NYMEX WTI in the second quarter 2019. In the second quarter 2020, we processed approximately 27,000 bpd of heavy Canadian crude oil, versus 24,600 bpd in the second quarter 2019.
Specialty products segment Adjusted EBITDA was $56.1 million in the second quarter 2020, versus $55.1 million in the second quarter 2019. Specialty products second quarter 2020 segment Adjusted EBITDA was impacted by softening demand due to the COVID-19 pandemic, but the impact was largely offset from stronger margins in both the specialty oils & waxes business and the finished lubricants & chemicals business. Continued focus on cost improvements in fixed operating, transportation and SG&A contributed to the year over year improvement. Although the average price of NYMEX WTI declined over the quarter, the spot price increased significantly, leading to margin compression for the base oils business. Second quarter 2020 results were impacted by a $4.2 million favorable LCM inventory adjustment compared to a $0.4 million unfavorable LCM inventory adjustment in the second quarter 2019.
Fuel products segment Adjusted EBITDA was $1.9 million during the second quarter 2020, versus $50.2 million in the second quarter 2019, due primarily to a tightening in the average pricing discount between WCS and NYMEX WTI of $7 when compared to the second quarter 2019, compounded by decreased sales volumes driven by weaker U.S. Gulf Coast 3/2/1 crack spreads (“Gulf Coast crack spread”). Second quarter 2020 results were impacted by a $27.9 million favorable LCM inventory adjustment compared to a $3.0 million favorable LCM inventory adjustment in the second quarter 2019.
Corporate segment Adjusted EBITDA was negative $17.0 million in the second quarter 2020 versus negative $28.3 million in the second quarter 2019, due primarily to cost reductions in outside services and corporate staffing.
For benchmarking purposes, we compare our per barrel refined fuel products margin to the Gulf Coast crack spread. The Gulf Coast crack spread represents the approximate gross margin per barrel that results from processing three barrels of crude oil into two barrels of gasoline and one barrel of distillate fuel. The Gulf Coast crack spread is calculated using the near-month futures price of NYMEX WTI crude oil, the price of U.S. Gulf Coast Pipeline 87 Octane Conventional Gasoline and the price of U.S. Gulf Coast Pipeline Ultra-Low Sulfur Diesel (“ULSD”). During the second quarter 2020, the Gulf Coast crack spread averaged approximately $9 per barrel compared to approximately $20 per barrel in the same period in 2019, an approximate 56.1% decrease. The Gulf Coast ULSD crack spread averaged approximately $10 per barrel during the second quarter 2020 and approximately $21 per barrel in the second quarter 2019. The Gulf Coast gasoline crack spread averaged approximately $7 per barrel during the second quarter 2020, compared to approximately $18 per barrel in the same period in 2019.
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
Liquidity Update
As of June 30, 2020, we had total liquidity of $249.0 million comprised of $105.4 million of cash and availability under our revolving credit facility of $143.6 million. As of June 30, 2020, we had a $279.2 million borrowing base, $25.3 million in outstanding standby letters of credit and $110.3 million of outstanding borrowings. In April, 2020, we received $31.4 million in Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which we subsequently repaid. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. Please read “- Liquidity and Capital Resources” and Part II, Item 1A. “Risk Factors” for additional information.
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
During the second quarter 2020, we recognized a RINs expense of $23.2 million, compared to a RINs expense of $8.1 million, for the second quarter 2019. For the full-year 2020, we anticipate our gross RINs Obligation will be approximately 80 million RINs spread across four compliance categories (D3, D4, D5 and D6). Estimated RINs Obligations remain subject to fluctuations in fuels production volumes during the full-year 2020. The gross RINs Obligations exclude our own renewables blending as well as the potential for any subsequent hardship waivers.
In August 2019, the EPA granted the Company’s fuel products refineries a “small refinery exemption” under the RFS for the compliance year 2018, as provided for under the federal Clean Air Act, as amended. In granting those exemptions, the EPA, in consultation with the Department of Energy, determined that for the compliance year 2018, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries. The RINs exemption resulted in a decrease in the RINs Obligation and was charged to cost of sales in the consolidated statement of operations for the year ended December 31, 2019.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our fuel products segment, assuming current market prices for RINs continue. If legal or regulatory changes occur that have the effect of increasing our RINs Obligation or eliminating or narrowing the availability of the “small refinery exemption” under the RFS program, we could be required to purchase additional RINs in the open market, which may materially increase our costs related to RFS compliance and could have a material adverse effect on our results of operations and liquidity.
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
Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Production Volume. The following table sets forth information about our combined operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks such as ethanol and biodiesel and the resale of crude oil in our fuel products segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	87,648	102,923	(14.8)%	89,896	105,961	(15.2)%
Total feedstock runs (2)	82,768	104,415	(20.7)%	87,035	104,921	(17.0)%
Facility production: (3)
Specialty products:
Lubricating oils	8,636	11,327	(23.8)%	9,438	11,839	(20.3)%
Solvents	6,373	7,317	(12.9)%	6,590	7,624	(13.6)%
Waxes	1,290	1,427	(9.6)%	1,280	1,403	(8.8)%
Packaged and synthetic specialty products (4)	1,359	1,747	(22.2)%	1,382	1,810	(23.6)%
Other	984	1,660	(40.7)%	2,232	1,417	57.5%
Total	18,642	23,478	(20.6)%	20,922	24,093	(13.2)%
Fuel products:
Gasoline	17,758	23,245	(23.6)%	18,769	23,924	(21.5)%
Diesel	26,104	28,233	(7.5)%	26,001	29,349	(11.4)%
Jet fuel	2,905	5,517	(47.3)%	3,355	4,081	(17.8)%
Asphalt, heavy fuels and other	14,820	21,484	(31.0)%	15,016	20,413	(26.4)%
Total	61,587	78,479	(21.5)%	63,141	77,767	(18.8)%
Total facility production (3)	80,229	101,957	(21.3)%	84,063	101,860	(17.5)%

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

The decrease in total sales volume for the three and six months ended June 30, 2020, as compared to the same periods in 2019, is due primarily to the sale of the San Antonio refinery, the terminated third-party naphthenic lubricating oil production arrangement, and softened demand due to the COVID-19 pandemic.

(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The decrease in total feedstock runs for the three and six months ended June 30, 2020, as compared to the same periods in 2019, is due primarily to the sale of the San Antonio refinery, the terminated third-party naphthenic lubricating oil production arrangement, and softened demanded due to the COVID-19 pandemic.

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

The change in total facility production for the three and six months ended June 30, 2020, as compared to the same period in 2019, is due primarily to the items discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Sales	$453.7	$896.9	$1,146.3	$1,748.2
Cost of sales	364.4	789.8	1,002.7	1,505.1
Gross profit	89.3	107.1	143.6	243.1
Operating costs and expenses:
Selling	12.6	14.3	25.9	27.6
General and administrative	26.8	37.8	47.0	72.7
Transportation	24.8	31.6	55.6	67.5
(Benefit) expense for taxes other than income taxes	(2.7)	4.7	2.3	9.8
Loss on impairment and disposal of assets	0.7	16.2	6.7	27.9
Other operating (income) expense	4.2	(2.2)	7.2	(0.9)
Operating income (loss)	22.9	4.7	(1.1)	38.5

Other income (expense):
Interest expense	(30.6)	(33.1)	(59.9)	(65.4)
Gain on debt extinguishment	—	0.3	—	0.7
Gain on derivative instruments	11.3	10.3	49.8	19.4
Other	0.2	1.3	1.1	6.6
Total other expense	(19.1)	(21.2)	(9.0)	(38.7)
Net income (loss) before income taxes	3.8	(16.5)	(10.1)	(0.2)
Income tax expense	0.2	0.3	0.7	0.2
Net income (loss)	$3.6	$(16.8)	$(10.8)	$(0.4)
EBITDA	$60.6	$43.6	$102.4	$120.4
Adjusted EBITDA	$41.0	$77.0	$124.7	$136.7
Distributable Cash Flow	$0.4	$33.1	$38.8	$50.8
Non-GAAP Financial Measures
We include in this Quarterly Report the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. We provide reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure. We also provide a reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities, our most directly comparable liquidity measure. Both Net income (loss) and Net cash provided by operating activities are calculated and presented in accordance with GAAP.

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

The following tables present a reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow; Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities; and Segment Adjusted EBITDA to EBITDA and Net income (loss) our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$3.6	$(16.8)	$(10.8)	$(0.4)
Add:
Interest expense	30.6	33.1	59.9	65.4
Depreciation and amortization	26.2	27.0	52.6	55.2
Income tax expense	0.2	0.3	0.7	0.2
EBITDA	$60.6	$43.6	$102.4	$120.4
Add:
LCM / LIFO (gain) loss	$(32.1)	$(2.6)	$34.4	$(40.6)
Unrealized (gain) loss on derivative instruments	1.2	12.2	(30.4)	14.8
Amortization of turnaround costs	3.6	5.6	8.7	10.4
Gain from debt extinguishment	—	(0.3)	—	(0.7)
Loss on impairment and disposal of assets	0.7	16.2	6.7	27.9
Gain on sale of unconsolidated affiliate	—	—	—	(1.2)
Equity-based compensation and other items	7.0	2.3	4.1	5.7
Other non-recurring income	—	—	(1.2)	—
Adjusted EBITDA	$41.0	$77.0	$124.7	$136.7
Less:
Replacement and environmental capital expenditures (1)	$5.1	$7.4	$12.3	$13.6
Cash interest expense (2)	29.0	31.5	56.8	61.9
Turnaround costs	6.3	4.7	16.1	6.4
Gain from unconsolidated affiliates	—	—	—	3.8
Income tax expense	0.2	0.3	0.7	0.2
Distributable Cash Flow	$0.4	$33.1	$38.8	$50.8

	Six Months Ended June 30,
	2020	2019
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities:
Distributable Cash Flow	$38.8	$50.8
Add:
Replacement and environmental capital expenditures (1)	12.3	13.6
Cash interest expense (2)	56.8	61.9
Turnaround costs	16.1	6.4
Gain from unconsolidated affiliates	—	3.8
Income tax expense	0.7	0.2
Adjusted EBITDA	$124.7	$136.7
Less:
LCM / LIFO (gain) loss	$34.4	$(40.6)
Unrealized (gain) loss on derivative instruments	(30.4)	14.8
Amortization of turnaround costs	8.7	10.4
Gain on debt extinguishment	—	(0.7)
Loss on impairment and disposal of assets	6.7	27.9
Gain on sale of unconsolidated affiliate	—	(1.2)
Equity-based compensation and other items	4.1	5.7
Other non-recurring income	(1.2)	—
EBITDA	$102.4	$120.4
Add:
Unrealized (gain) loss on derivative instruments	$(30.4)	$14.8
Cash interest expense (2)	(56.8)	(61.9)
Other non-recurring income	(1.2)	—
Equity-based compensation	0.6	4.6
Lower of cost or market inventory adjustment	34.2	(41.5)
Gain from unconsolidated affiliates	—	(3.8)
Gain on sale of unconsolidated affiliate	—	(1.2)
Amortization of turnaround costs	8.7	10.4
Gain on debt extinguishment	—	(0.7)
Operating lease expense	32.6	37.8
Operating lease payments	(32.4)	(37.4)
Loss on impairment and disposal of assets	6.7	27.9
Income tax expense	(0.7)	(0.2)
Changes in assets and liabilities:
Accounts receivable	27.7	(66.6)
Inventories	18.1	40.5
Other current assets	1.8	6.0
Derivative activity	(0.3)	(0.3)
Turnaround costs	(16.1)	(6.4)
Other assets	—	0.1
Accounts payable	(55.0)	42.9
Accrued interest payable	(1.4)	(0.5)
Other liabilities	9.3	3.3
Other	2.6	1.4
Net cash provided by operating activities	$50.4	$89.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Reconciliation of Adjusted EBITDA to EBITDA and Net income (loss):
Segment Adjusted EBITDA
Specialty products Adjusted EBITDA	$56.1	$55.1	$120.6	$113.5
Fuel products Adjusted EBITDA	1.9	50.2	41.1	76.1
Corporate Adjusted EBITDA	(17.0)	(28.3)	(37.0)	(52.9)
Total Adjusted EBITDA	$41.0	$77.0	$124.7	$136.7
Less:
LCM / LIFO (gain) loss	$(32.1)	$(2.6)	$34.4	$(40.6)
Unrealized (gain) loss on derivative instruments	1.2	12.2	(30.4)	14.8
Amortization of turnaround costs	3.6	5.6	8.7	10.4
Gain on debt extinguishment	—	(0.3)	—	(0.7)
Gain on sale of unconsolidated affiliate	—	—	—	(1.2)
Loss on impairment and disposal of assets	0.7	16.2	6.7	27.9
Equity-based compensation and other items	7.0	2.3	4.1	5.7
Other non-recurring income	—	—	(1.2)	—
EBITDA	$60.6	$43.6	$102.4	$120.4
Less:
Interest expense	$30.6	$33.1	$59.9	$65.4
Depreciation and amortization	26.2	27.0	52.6	55.2
Income tax expense	0.2	0.3	0.7	0.2
Net income (loss)	$3.6	$(16.8)	$(10.8)	$(0.4)

(1)
Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.

(2)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended June 30, 2020 and 2019
Sales. Sales decreased $443.2 million, or 49.4%, to $453.7 million in the three months ended June 30, 2020, from $896.9 million in the same period in 2019. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$91.4	$152.5	(40.1)%
Solvents	47.3	80.7	(41.4)%
Waxes	27.9	31.6	(11.7)%
Packaged and synthetic specialty products (1)	58.8	60.7	(3.1)%
Other (2)	7.3	18.9	(61.4)%
Total specialty products	$232.7	$344.4	(32.4)%
Total specialty products sales volume (in barrels)	1,797,000	2,241,000	(19.8)%
Average specialty products sales price per barrel	$129.49	$153.68	(15.7)%

Fuel products:
Gasoline	$67.4	$183.8	(63.3)%
Diesel	98.6	218.1	(54.8)%
Jet fuel	10.4	40.7	(74.4)%
Asphalt, heavy fuel oils and other (3)	44.6	109.9	(59.4)%
Total fuel products	$221.0	$552.5	(60.0)%
Total fuel products sales volume (in barrels)	6,179,000	7,125,000	(13.3)%
Average fuel products sales price per barrel	$35.77	$77.54	(53.9)%

Total sales	$453.7	$896.9	(49.4)%
Total specialty and fuel products sales volume (in barrels)	7,976,000	9,366,000	(14.8)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $111.7 million decrease in specialty products segment sales for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Volume	$(68.2)
Sales price	(43.5)
Total specialty products segment sales decrease	$(111.7)
Specialty products segment sales decreased $111.7 million period over period, or 32.4%, primarily due to a $68.2 million decrease in sales volume and a $43.5 million decrease in sales prices as a result of weak market conditions. The decrease in sales volumes was a result of softened demand due to the COVID-19 pandemic, planned turnaround activity at our Princeton refinery in the second quarter of 2020, and the termination of a third-party naphthenic lubricating oil production arrangement.

The components of the $331.5 million decrease in fuel products segment sales for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Divestiture Impact	$(104.8)
Volume	33.0
Sales price	(259.7)
Total fuel products segment sales decrease	$(331.5)
Fuel products segment sales decreased $331.5 million period over period, or 60.0%, primarily due to a $259.7 million decrease in sales price as a result of revenue per barrel of $35.77 and $77.54 for the three months ended June 30, 2020 and 2019, respectively, a decrease of 53.9% directly related to lower hydrocarbon commodity prices, in addition to weak market conditions and the absence of $104.8 million of sales from the divestment of the San Antonio refinery in the fourth quarter of 2019. The unfavorable impact was partially offset by increased volumes as a result of improved plant utilization at our Great Falls and Shreveport refineries in the current quarter in comparison to the prior year comparative period.
Gross Profit. Gross profit decreased $17.8 million, or 16.6%, to $89.3 million in the three months ended June 30, 2020, from $107.1 million in the same period in 2019. Gross profit for our specialty and fuel products segments were as follows:

	Three Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$84.2	$82.0	2.7%
Percentage of sales	36.2%	23.8%
Specialty products gross profit per barrel	$46.86	$36.59	28.1%
Fuel products:
Gross profit	$5.1	$25.1	(79.7)%
Percentage of sales	2.3%	4.5%
Fuel products gross profit per barrel	$0.83	$3.52	(76.6)%
Total gross profit	$89.3	$107.1	(16.6)%
Percentage of sales	19.7%	11.9%
The components of the $2.2 million increase in specialty products segment gross profit for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2019 reported gross profit	$82.0
Cost of materials	60.8
Operating costs	6.9
LCM / LIFO inventory adjustments	4.6
Volumes	(26.5)
Sales price	(43.6)
Three months ended June 30, 2020 reported gross profit	$84.2
The increase in specialty products segment gross profit of $2.2 million for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the net impact of lower cost of materials and sales price, which increased gross profit by $17.2 million, as well as a reduction in operating costs of $6.9 million and a favorable change in non-cash LCM charges of $4.6 million in the current quarter in comparison to the prior year comparative period. The net impact of lower cost of materials, due to relatively low crude costs, and sales price was partially offset by an unfavorable impact of $26.5 million for lower sales volumes, which was primarily due softened demand and the termination of the third-party naphthenic lubricating oils production arrangement.

The components of the $20.0 million decrease in fuel products segment gross profit for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2019 reported gross profit	$25.1
Cost of materials	220.1
LCM / LIFO inventory adjustments	24.5
Volumes	6.5
Operating costs	4.4
Divestitures	(1.5)
RINs expense	(14.4)
Sales price	(259.6)
Three months ended June 30, 2020 reported gross profit	$5.1
The decrease in fuel products segment gross profit of $20.0 million for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the net impact of lower cost of materials and sales price, which decreased gross profit by $39.5 million and an increase in RINs expense of $14.4 million mostly resulting from higher market prices. The unfavorable changes in gross profit between the comparative periods were partially offset by favorable changes in non-cash LCM expenses of $24.5 million, increased sales volumes at our Montana and Shreveport refineries, and a $4.4 million reduction in operating expenses.
Selling. Selling expenses of $12.6 million in the three months ended June 30, 2020 were a decrease of $1.7 million in comparison to the prior year comparative period. The decrease was due to a $1.1 million decrease in travel and entertainment, a $0.9 million decrease in labor and benefits, and a $0.7 million decrease in depreciation and amortization expense. These decreases were partially offset by a $0.7 million increase in sales commission expenses.
General and administrative. General and administrative expenses decreased $11.0 million, or 29.1%, to $26.8 million in the three months ended June 30, 2020, from $37.8 million in the same period in 2019. The decrease was primarily due to $10.5 million reduction of professional fees mostly related to self-help initiatives, a decrease of $2.6 million in labor and benefits, and a $0.7 million decrease in travel and entertainment. The decreases were partially offset by a $2.9 million increase in equity based compensation related expenses.
Transportation. Transportation expenses decreased $6.8 million, or 21.5%, to $24.8 million in the three months ended June 30, 2020, from $31.6 million in the same period in 2019, as outbound freight expenses decreased with sales volumes.
Loss on impairment and disposal of assets. The Company’s unaudited condensed consolidated statements of operations for three months ended June 30, 2020 and 2019 included a Loss on impairment and disposal of assets of $0.7 million and $16.2 million, respectively. For the three months ended June 30, 2020, Loss on impairment and disposal of assets consisted of the write-off of other receivable balances. For the three months ended June 30, 2019, Loss on impairment and disposal of assets consisted mostly of $16.1 million in impairment charges for the Company’s investment in Fluid Holding Corp. (“FHC”).
Interest expense. Interest expense decreased $2.5 million, or 7.6%, to $30.6 million in the three months ended June 30, 2020, from $33.1 million in the same period in 2019, mostly due to the interest payments we received from our Supply and Offtake Agreements in the current quarter in comparison to the interest payments we made for the arrangements in the prior year comparative period.
Gain (loss) on derivative instruments. There was a $11.3 million gain on derivative instruments in the three months ended June 30, 2020, compared to a $10.3 million gain in the same period in 2019. Refer to Note 9 - “Derivatives” for a summary of our derivative instruments that contributed to the gain for each of the respective comparative periods.

Changes in Results of Operations for the Six Months Ended June 30, 2020 and 2019
Sales. Sales decreased $601.9 million, or 34.4%, to $1,146.3 million in the six months ended June 30, 2020, from $1,748.2 million in the same period in 2019. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$230.0	$304.6	(24.5)%
Solvents	124.4	168.1	(26.0)%
Waxes	58.4	62.5	(6.6)%
Packaged and synthetic specialty products (1)	116.5	120.6	(3.4)%
Other (2)	30.3	40.8	(25.7)%
Total specialty products	$559.6	$696.6	(19.7)%
Total specialty products sales volume (in barrels)	4,027,000	4,682,000	(14.0)%
Average specialty products sales price per barrel	$138.96	$148.78	(6.6)%

Fuel products:
Gasoline	$188.3	$341.4	(44.8)%
Diesel	252.4	444.0	(43.2)%
Jet fuel	36.3	61.3	(40.8)%
Asphalt, heavy fuel oils and other (3)	109.7	204.9	(46.5)%
Total fuel products	$586.7	$1,051.6	(44.2)%
Total fuel products sales volume (in barrels)	12,334,000	14,497,000	(14.9)%
Average fuel products sales price per barrel	$47.57	$72.54	(34.4)%

Total sales	$1,146.3	$1,748.2	(34.4)%
Total specialty and fuel products sales volume (in barrels)	16,361,000	19,179,000	(14.7)%

(1)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

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

The components of the $137.0 million decrease in specialty products segment sales for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Volume	$(97.4)
Sales price	(39.6)
Total specialty products segment sales decrease	$(137.0)
Specialty products segment sales decreased $137.0 million period over period, or 19.7%, primarily due to a $97.4 million decrease in volumes as a result of planned turnaround activity at our Princeton refinery and planned downtime at LVT in the second quarter of 2020 and a $39.6 million unfavorable decrease for sales prices as a result of lower market prices.

The components of the $464.9 million decrease in fuel products segment sales for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Volume	$61.3
Sales price	(308.0)
Divestiture Impact	(218.2)
Total fuel products segment sales decrease	$(464.9)
Fuel products segment sales decreased $464.9 million period over period, or 44.2%, due to a $308.0 million decrease in sales prices as a result of revenue per barrel of $47.57 and $72.54 for the six months ended June 30, 2020 and 2019, respectively, a decrease of 34.4% directly related to lower hydrocarbon commodity prices, in addition to the absence of $218.2 million of sales from the divestment of the San Antonio refinery in the fourth quarter of 2019. The unfavorable change in sales was partially offset by a $61.3 million favorable impact for increased sales volumes from our Great Falls and Shreveport refineries due to improved plant utilization in the current year to date period in comparison to the prior year comparative period.
Gross Profit. Gross profit decreased $99.5 million, or 40.9%, to $143.6 million in the six months ended June 30, 2020, from $243.1 million in the same period in 2019. Gross profit for our specialty and fuel products segments were as follows:

	Six Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$154.4	$174.9	(11.7)%
Percentage of sales	27.6%	25.1%
Specialty products gross profit per barrel	$38.34	$37.36	2.6%
Fuel products:
Gross profit	$(10.8)	$68.2	(115.8)%
Percentage of sales	(1.8)%	6.5%
Fuel products gross profit per barrel	$(0.88)	$4.70	(118.7)%
Total gross profit	$143.6	$243.1	(40.9)%
Percentage of sales	12.5%	13.9%
The components of the $20.5 million decrease in specialty products segment gross profit for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2019 reported gross profit	$174.9
Cost of materials	76.7
Operating costs	4.8
LCM / LIFO inventory adjustments	(23.3)
Volumes	(39.0)
Sales price	(39.7)
Six months ended June 30, 2020 reported gross profit	$154.4
The decrease in specialty products segment gross profit of $20.5 million for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a $39.0 million decrease in volumes as a result of softened demand and the termination of third-party naphthenic lubricating oils production, as well as a $23.3 million unfavorable impact of non-cash LCM expenses in the current year to date period in comparison to the prior year to date period. The decrease in gross profit was partially offset by the $37.0 million favorable net impact of lower cost of materials and sales price and lower operating costs of $4.8 million in the current year to date period in comparison to the prior year to date period.

The components of the $79.0 million decrease in fuel products segment gross profit for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2019 reported gross profit	$68.2
Cost of materials	296.7
Volumes	13.8
Operating costs	2.9
Divestitures	(7.1)
RINs expense	(28.7)
LCM / LIFO inventory adjustments	(48.6)
Sales price	(308.0)
Six months ended June 30, 2020 reported gross profit	$(10.8)
The decrease in fuel products segment gross profit of $79.0 million for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a $48.6 million unfavorable impact of non-cash LCM expenses, an increase in RINs expense of $28.7 million mostly resulting from higher market prices, a $11.3 million unfavorable net impact of lower cost of materials and sales price, and the absence of the gross profit in the current year to date period for the San Antonio refinery, which was divested in the fourth quarter of 2019. The unfavorable change in gross profit was partially offset by a $13.8 million favorable impact of increased sales volumes due to improved utilization at our Great Falls refinery and a $2.9 million decrease in operating costs in the current year to date period in comparison to the prior year to date period.
Selling. Selling expenses decreased $1.7 million, or 6.2%, to $25.9 million in the six months ended June 30, 2020, from $27.6 million in the same period in 2019. The decrease was driven primarily by a $1.4 million decrease in travel and entertainment, a $1.4 million decrease in depreciation and amortization expense, and an $0.8 million decrease in labor and benefits. These decreases were partially offset by a $1.3 million increase in sales commission expenses and a $0.4 million increase in professional fees.
General and administrative. General and administrative expenses decreased $25.7 million, or 35.4%, to $47.0 million in the six months ended June 30, 2020, from $72.7 million in the same period in 2019. The decrease was primarily due to a $18.0 million decrease in professional fees, mostly related to our self-help initiatives, a $4.0 million decrease in equity based compensation related expenses, a $3.4 million decrease in labor and benefits, and a $1.1 million decrease in travel and entertainment. These decreases were partially offset by an $1.2 million increase in other general and administrative expenses.
Transportation. Transportation expenses decreased $11.9 million, or 17.6%, to $55.6 million in the six months ended June 30, 2020, from $67.5 million in the same period in 2019. The decrease was primarily due to the outbound freight expense decreasing with sales volumes.
Loss on impairment and disposal of assets. Loss on impairment and disposal of assets decreased $21.2 million, to $6.7 million in the six months ended June 30, 2020, from $27.9 million in the same period in the comparative period from 2019. For the six months ended June 30, 2020, Loss on impairment and disposal of assets consisted of a $5.1 million write-off of other receivable for the remaining payment related to the sale of Anchor Drilling Fluids USA, LLC in 2017 and $1.5 million for the disposal of assets related to Bel-Ray facility (please read Note 13 - “Restructuring” for additional information regarding the Company’s restructuring program). For the six months ended June 30, 2019, Loss on impairment and disposal of assets consisted of $10.7 million for the Company’s cease of use of the assets associated with the TexStar Midstream Logistics, L.P. Throughput and Deficiency Agreement, $16.1 million in impairment charges for the Company’s investment in FHC, and $1.1 million for losses recorded on various other asset disposals during the period..
Other operating (income) expense. Other operating (income) expense decreased $8.1 million to expense of $7.2 million in the six months ended June 30, 2020, from income of $0.9 million in the same period in 2019. The change was primarily due to a mark to market expense of $3.7 million associated with the 2019 San Antonio RINs liability and increased environment fees associated with the Great Falls refinery of $1.3 million.
Interest expense. Interest expense decreased $5.5 million, or 8.4%, to $59.9 million in the six months ended June 30, 2020, from $65.4 million in the same period in 2019, mostly due to the interest payments we received from our Supply and Offtake Agreements in the current quarter in comparison to the interest payments we made for the arrangements in the prior year comparative period. The favorable impact of receipts and payments of interest between the comparative periods for the Supply and Offtake

Agreements was partially offset by interest incurred for increased borrowings on our revolving credit facility in the current year in comparison to the prior year comparative period.
Debt extinguishment costs. The Company incurred debt extinguishment costs of $0.7 million during the six months ended June 30, 2019 related to the redemption of the 2021 Secured Notes during the corresponding period. We did not extinguish any of our outstanding debt in the first half of 2020.
Gain (loss) on derivative instruments. There was a $49.8 million gain on derivative instruments in the six months ended June 30, 2020, compared to a $19.4 million gain in the same period in 2019. Refer to Note 9 - “Derivatives” for a summary of our derivative instruments that contributed to the gain for each of the respective comparative periods.
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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net cash provided by operating activities	$50.4	$89.6
Net cash used in investing activities	(30.8)	(3.4)
Net cash provided by (used in) financing activities	66.7	(68.4)
Net increase in cash and cash equivalents	$86.3	$17.8
Operating Activities. Operating activities provided cash of $50.4 million during the six months ended June 30, 2020, compared to providing cash of $89.6 million during the same period in 2019. The change was impacted by operating cash flow other than working capital adjustments including decreased net income of $10.4 million, a $21.2 million decrease in the loss on impairment and disposal of assets and a $45.2 million increase in unrealized gain on derivatives, partially offset by a $75.7 million decrease in the LCM inventory adjustment and an increase of $5.3 million in other non-cash activities. Working capital requirements increased by $35.2 million from the comparative period. The increase in working capital requirements during the six months ended June 30, 2020 was primarily driven by negative changes in accounts payable, inventories, turnaround costs and accrued salaries, wages and benefits, partially offset by positive changes to accounts receivable and other liabilities in comparison to the same period in 2019.
Investing Activities. Investing activities used cash of $30.8 million during the six months ended June 30, 2020, compared to using cash of $3.4 million during the same period in 2019. The change is primarily related to a $11.3 million increase in cash spent on additions to property, plant and equipment, the absence of $5.0 million in cash proceeds we received from the sale of an unconsolidated affiliate, a $3.7 million decrease in proceeds from sale of property, plant and equipment and a $3.3 million acquisition.
Financing Activities. Financing activities provided cash of $66.7 million in the six months ended June 30, 2020, compared to using cash of $68.4 million during the same period in 2019. This change is primarily due to an increase in net proceeds from borrowings under our revolving credit facility of $110.3 million, as well as a decrease in repayments for borrowings on our senior notes of $88.6 million, partially offset by a $64.1 million change from being in a net payments position in 2019 to net proceeds in 2020 for Supply and Offtake Agreements,
Investment in Unconsolidated Affiliates
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
During the second quarter of 2019, the Company determined the fair value of the investment in FHC was less than the carrying value of $25.4 million after evaluating indicators of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. Utilizing an income approach, value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the company. As a result, the Company recorded an impairment charge of $16.1 million, which is included in Loss on impairment and disposal of assets in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2019.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Six Months Ended June 30,
	2020	2019
	(In millions)
Capital improvement expenditures	$8.4	$6.5
Replacement capital expenditures	8.7	7.8
Environmental capital expenditures	3.6	5.8
Turnaround capital expenditures	16.1	5.7
Total	$36.8	$25.8
2020 Capital Spending Forecast
We continue to expect to incur capital expenditures of approximately $50.0 million to $60.0 million in 2020, which reflects our previously announced reduction in expected capital expenditures for 2020 due to increased volatility with domestic and global demand resulting from the ongoing COVID-19 pandemic. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our existing revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. However, there is no assurance that we will be able to secure any additional capital that may be needed for these projects on reasonable terms or at all. Please read Part II, Item 1A. “Risk Factors.”
Debt and Credit Facilities
As of June 30, 2020, our primary debt and credit instruments consisted of the following:

•	$600.0 million senior secured revolving credit facility maturing in February 2023 (“revolving credit facility”);

•	$350.0 million of 7.625% senior notes due 2022 (“2022 Notes”)

•	$325.0 million of 7.75% senior notes due 2023 (“2023 Notes”); and

•	$550.0 million of 11.00% senior notes due 2025 (“2025 Notes”).

We were in compliance with all covenants under the debt instruments in place as of June 30, 2020 and believe we have adequate liquidity to conduct our business.

Short-Term Liquidity
As of June 30, 2020, our principal sources of short-term liquidity were (i) $143.6 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $105.4 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions.
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
Borrowings under the revolving credit facility are limited to a borrowing base that is determined based on advance rates of percentages of Eligible Accounts and Eligible Inventory (each as defined in the revolving credit facility agreement). As such, the borrowing base can fluctuate based on changes in selling prices of our products and our current material costs, primarily the cost of crude oil. The borrowing base is calculated in accordance with the revolving credit facility and agreed upon by us and the Agent (as defined in the revolving credit facility agreement). On June 30, 2020, we had availability on our revolving credit facility of approximately $143.6 million, based on a borrowing base of approximately $279.2 million, $25.3 million in outstanding standby letters of credit and $110.3 million of outstanding borrowings. The borrowing base cannot exceed the revolving credit facility commitments then in effect. The lender group under our revolving credit facility is comprised of a syndicate of nine lenders with total commitments of $600.0 million. The lenders under our revolving credit facility have a first priority lien on our accounts receivable, certain inventory and substantially all of our cash.
Amounts outstanding under our revolving credit facility can fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Specifically, the amount borrowed under our revolving credit facility is typically at its highest level after we pay for the majority of our crude oil supply on the 20th day of every month per standard industry terms. The maximum revolving credit facility borrowings during the quarter ended June 30, 2020 were $174.3 million. Our availability under our revolving credit facility during the peak borrowing days of the quarter has been sufficient to support our operations and service upcoming requirements. During the quarter ended June 30, 2020, availability for additional borrowings under our revolving credit facility was approximately $104.4 million at its lowest point.
The revolving credit facility currently bears interest at a rate equal to prime plus an applicable margin, or LIBOR plus an applicable margin, at our option, which applicable margin ranges between 50 basis points and 100 basis points for base rate loans and 150 basis points to 200 basis points for LIBOR loans, depending on our average availability for additional borrowings for the preceding quarter. The margin applicable to loans under the first loaned in and last to be repaid out (“FILO”) tranche of the revolving credit facility range from 150 to 200 basis points for base rate FILO loans and 250 to 300 basis points for LIBOR based FILO loans. The credit agreement provides for a 25 basis point reduction in the applicable margin rates beginning in the quarter after our Leverage Ratio (as defined in the credit agreement) is less than 5.5 to 1.0. We have met this test consistently since the fiscal quarter ended June 30, 2019. As a result, our applicable margin for the quarter ended June 30, 2020, was 50 basis points for prime, 150 basis points for LIBOR, 150 basis points for prime rate based FILO loans and 250 basis points for LIBOR based FILO loans; however, the margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the margin (measured in basis points) applicable to the LIBOR revolver loans.
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
From time to time we issue long-term debt securities, referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of June 30, 2020 and December 31, 2019, we had $350.0 million in 2022 Notes, $325.0 million in 2023 Notes, and $550.0 million in 2025 Notes outstanding.
The indentures governing our senior notes contain covenants that, among other things, restrict our ability and the ability of certain of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our common units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the senior notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the senior notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2020, our Fixed Charge Coverage Ratio (as defined in the indentures governing the Senior Notes) was 1.9.
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

Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of June 30, 2020. Our master derivatives contracts continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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
9.25% Senior Secured Notes due 2024 (the “2024 Secured Notes”)
On July 6, 2020, we announced the commencement of an exchange offer for up to $200.0 million aggregate principal amount of our outstanding 2022 Notes (the “Exchange Offer”). Under the exchange offer, we agreed to accept up to $200.0 million aggregate principal amount of our 2022 Notes validly tendered (and not validly withdrawn), in exchange for newly issued 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”). Eligible holders of the 2022 Notes were eligible to receive $1,000 principal amount of new 2024 Secured Notes per $1,000 principal amount of 2022 Notes tendered on or prior to July 17, 2020, and $950 principal amount of 2024 Secured Notes per $1,000 principal amount of 2022 Notes tendered on or prior to July 31, 2020. Following the conclusion of the exchange periods, approximately $200.0 million of 2022 Notes had been tendered, and $200.0 million of 2024 Secured Notes were issued on August 5, 2020.
Consent Solicitation to Holders of the 2025 Notes and Supplemental Indenture
In connection with the Exchange Offer, on July 6, 2020 we commenced a consent solicitation to solicit consents from holders of our outstanding 2025 Notes to certain proposed amendments to the indenture governing the 2025 Notes to allow us to consummate the Exchange Offer. The consents were effective on August 5, 2020. We paid consent fees of approximately $1.3 million in connection with obtaining these consents.
Following receipt of the required consents, the Company and the trustee of the 2025 Notes entered into the First Supplemental Indenture (the “Supplemental Indenture”) to the indenture governing the 2025 Notes, to allow the Exchange Offer. The Supplemental Indenture was effective on August 5, 2020.
Revolving Credit Facility Consent
On July 3, 2020, we executed a consent to the Credit Agreement allowing for the issuance of the 2024 Secured Notes. The consent was effective on August 5, 2020. We paid fees of $0.5 million in connection with obtaining this consent.
Collateral Trust Agreement Amendment
On July 31, 2020, we executed an amendment to the Collateral Trust Agreement and supporting documents to cause various references to the previously discharged 11.5% Senior Secured Notes due 2021 to refer instead to the 2024 Secured Notes, as well as other technical changes. The amendment was effective on August 5, 2020.

Contractual Obligations and Commercial Commitments
A summary of our total contractual cash obligations as of June 30, 2020, at current maturities and reflecting only those line items that have materially changed since December 31, 2019, is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In millions)
Operating activities:
Interest on long-term debt at contractual rates and maturities (1)	$444.4	$117.4	$205.7	$121.2	$0.1
Operating lease obligations (2)	70.2	39.0	20.4	8.2	2.6
Letters of credit (3)	25.3	25.3	—	—	—
Purchase commitments (4)	278.0	129.8	60.9	48.3	39.0
Throughput contract (5)	27.7	3.8	7.9	7.9	8.1
Financing activities:
Obligations under inventory financing agreements	80.1	80.1	—	—	—
Finance lease obligations	3.9	0.5	1.2	1.3	0.9
Long-term debt obligations, excluding finance lease obligations	1,338.3	1.5	786.8	—	550.0
Total obligations	$2,268.9	$398.4	$1,082.9	$186.9	$600.7

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
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet transactions during the three and six months ended June 30, 2020.
Critical Accounting Policies and Estimates
For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report. There have been no material changes to such policies that occurred during the quarterly period ended June 30, 2020.
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
Compliance Price Risk
Renewable Identification Numbers
We are exposed to market risks related to the volatility in the price of credits needed to comply with governmental programs. The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of motor fuels from petroleum, we are required to blend biofuels into the fuel products we produce at a rate that will meet the EPA’s annual quota. To the extent we are unable to blend biofuels at that rate or receive hardship exemptions, we must purchase RINs in the open market to satisfy the annual requirement. We have not entered into any derivative instruments to manage this risk.
Holding other variables related to RINs requirements constant, a $1.00 increase in the price of RINs as of June 30, 2020, would be expected to have a negative impact on Net income (loss) for 2020 of approximately $119.3 million.

Interest Rate Risk
Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of June 30, 2020 and December 31, 2019, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2022 Notes	$334.9	$347.8	$351.2	$347.1
2023 Notes	$309.2	$321.6	$325.2	$321.0
2025 Notes	$533.2	$541.4	$598.8	$540.5
Revolving credit facility	$110.3	$110.3	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of June 30, 2020, with borrowings bearing interest at the prime rate or LIBOR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had $110.3 million of outstanding variable rate debt as of June 30, 2020 and no outstanding variable rate debt as of December 31, 2019.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, at the reasonable assurance level due to material weakness in our internal control over financial reporting as described below.
As of June 30, 2020, the following material weakness existed:

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
Given the material weakness that exists as of June 30, 2020 we have concluded that our internal control over financial reporting remained ineffective as of June 30, 2020.
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
Changes in Internal Control over Financial Reporting
As described above, we have undertaken remediation actions to address the material weakness in our internal control over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2020 but have not materially affected our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report and Part II Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Departure of Executive Vice President & Chief Financial Officer

On August 6, 2020, the Company announced that H. Keith Jennings, Executive Vice President & Chief Financial Officer of the Company, notified the board of directors of our general partner that he will resign as Executive Vice President & Chief Financial Officer of the Company effective as of August 31, 2020. His departure is not the result of any disagreement with the Company or any of its affiliates on any matter relating to the Company’s operations, policies or practices.

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

10.1
H. Keith Jennings Offer Addendum, dated effective May 2, 2020, between Calumet GP, LLC and H. Keith Jennings. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020 (File No. 000-51734)).

10.2
Employment Letter, effective as of April 3, 2020, between Calumet GP, LLC and Stephen P. Mawer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2020 (File No. 000-51734)).

31.1	Sarbanes-Oxley Section 302 certification of Stephen P. Mawer.

31.2	Sarbanes-Oxley Section 302 certification of H. Keith Jennings.

32.1**	Section 1350 certification of Stephen P. Mawer and H. Keith Jennings.

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	August 6, 2020	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Accounting Officer)