Form 10-K
period 2020-12-31
Calumet Specialty Products Partners, L.P.
filed 2021-03-03
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $177.9 million on June 30, 2020, based on $2.28 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on such date.
On March 2, 2021, there were 78,640,380 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2020 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of the ongoing novel coronavirus (“COVID-19”) pandemic and global crude oil production levels on our business and operations, (ii) demand for refined petroleum products in markets we serve, (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities, (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes, (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures, (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, (viii) our access to inventory financing under our supply and offtake agreements, (ix) our ability to remediate the identified material weakness and further strengthen the overall controls surrounding information systems (x) the future effectiveness of our enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations and (xi) potential costs and savings associated with our cost reduction plan to reduce overall operating expenses, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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
SUMMARY OF RISK FACTORS
An investment in our common units involves a significant degree of risk. Below is a summary of certain risk factors that you should consider in evaluating us and our common units. However, this list is not exhaustive. Before you invest in our common units, you should carefully consider the risk factors discussed or referenced below and under Item 1A. “Risk Factors” in this Annual Report on Form 10-K. If any of the risks discussed below and under Item 1A. “Risk Factors” were actually to occur, our business, financial position or results of operations could be materially adversely affected.
Risks Related to Our Business
•Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control, including a pandemic, epidemic or widespread outbreak of an infectious disease, such as COVID-19, as well as actions taken by commodity markets.
•Refining margins are volatile, and a reduction in our refining margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.
•We have identified a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.
•Our hedging activities may not be effective in reducing the volatility of our cash flows and may reduce our earnings, profitability and cash flows.

•Decreases in the price of crude oil may lead to a reduction in the borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of cash collateral for derivative instruments.
•We depend on certain key crude oil and other feedstock suppliers for a significant portion of our supply of crude oil and other feedstocks.
•We depend on certain third-party pipelines for transportation of crude oil and refined fuel products, and if these pipelines become unavailable to us, our revenues and cash available for distributions to our unitholders and payment of our debt obligations could decline.
•The price volatility of fuel and utility services may result in decreases in our earnings, profitability and cash flows.
•Our refineries, blending and packaging sites, terminals and related facility operations face operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
•Downtime for maintenance at our refineries and facilities will reduce our revenues and cash available for distributions to our unitholders and payments of our debt obligations.
•An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
•We face substantial competition. New competitors could enter our markets.
•A decrease in the demand for our specialty products and fuel products in the markets we serve could adversely affect our ability to resume distributions to our unitholders and to make payments of our debt obligations.
•We depend on unionized labor for the operation of many of our facilities.
•Because of the volatility of crude oil and refined products prices, our method of valuing our inventory may result in decreases in net income.
•The operating results for our fuel products segment are seasonal.
•Due to our lack of asset and geographic diversification, adverse developments in our operating areas would impact our ability to make distributions to our unitholders and payments of our debt obligations.
•Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk as well as potential refinancing risks.
•We have a substantial amount of indebtedness.
•Our financing arrangements contain operating and financial provisions that restrict our business and financing activities.
•A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our Collateral Trust Agreement and our Supply and Offtake Agreements.
•We must make substantial capital expenditures on our refineries and other facilities to maintain their reliability and efficiency.
•We may incur significant environmental costs and liabilities in the operation of our refineries, terminals and related facilities.
•We are subject to compliance with stringent environmental and occupational health and safety laws and regulations.
•Renewable transportation fuels mandates may reduce demand for the petroleum fuels we produce.
•Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
•Our business involves the shipping by rail of crude oil, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as regulatory changes.
•We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.

Risks Related to Our Partnership Structure
•We may not have sufficient cash from operations, following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to resume paying distributions to our unitholders or restore them to previous levels.
•The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.
•Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
•The Heritage Group and certain of its affiliates may engage in limited competition with us.
•Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law.
•Unitholders have limited voting rights and are not entitled to elect our general partner or its directors.
Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership.
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
•Tax-exempt entities and Non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them.

PART I
Items 1 and 2. Business and Properties
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of our products throughout the United States (“U.S.”). Our business is organized into three segments: our core specialty products segment, fuel products segment and corporate segment. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes, synthetic lubricants, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for various industrial and consumer-facing applications. We also blend, package, and market specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and other products, and from time to time resell purchased crude oil to third-party customers. Our corporate segment primarily consists of general and administrative expenses not allocated to the specialty products or fuel products segments. Please read Note 20 - “Segments and Related Information” for further information under Part II, Item 8 “Financial Statements and Supplementary Data.”
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
We also use approximately 2,200 leased railcars to receive crude oil or distribute our products throughout the U.S. and Canada. In total, we have approximately 7.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.

Business Strategies
Our management team is dedicated to improving our operations by executing the following strategies:
•Enhance Profitability of Our Existing Assets. We have increased our focus on identifying opportunities to improve our existing asset base and to increase our throughput, profitability and cash flows. Historical examples include projects designed to maximize the profitability of our acquired assets, such as the increase of production capacity at our Great Falls refinery from 10,000 bpd to 30,000 bpd, which was completed in 2016, the expansion of our TruFuel packaging line through the installation of a new filler line dedicated to filling gallon containers completed in 2017; and debottlenecking of our Shreveport refinery to increase economically available capacity by 7,000 bpd completed in 2019. We intend to continue increasing the profitability of our existing asset base through various low capital requirement measures which may include changing the product mix of our processing units, debottlenecking units as necessary to increase throughput, restarting idle assets and reducing costs by improving operations. We also are increasing our focus on optimizing current operations through self-help initiatives and organic growth projects including improving reliability, product quality enhancements, product yield improvements and energy savings initiatives.
•Maintain Sufficient Levels of Liquidity. We are actively focused on maintaining sufficient liquidity to fund our operations and business strategies. As part of a broader effort to maintain an adequate level of liquidity, the board of directors of our general partner unanimously voted to suspend cash distributions, effective beginning the quarter ended March 31, 2016.
•Concentrate on Stable Cash Flows. We intend to continue to focus on operating assets and businesses that generate stable cash flows. Approximately 157% of our continuing operations gross profit in 2020 was generated by our specialty products, a segment of our business which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our fuel products segment, which accounted for approximately negative 57% of our continuing operations gross profit in 2020, we will sometimes hedge crude oil basis differentials and fuel product crack spreads with the intent of capturing spreads that are favorable to the Company, while reducing fuel product margin volatility. In the future, we intend to shift more of our focus to our specialty products business to further reduce our exposure to commodity price volatility.
•Develop and Expand Our Customer Relationships. Due to the specialized nature of, and the long lead-time associated with, the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that our larger competitors do not work with customers as we do from product design to delivery for smaller volume specialty products like ours. We intend to continue to assist our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations and services to new customers. By striving to maintain our long-term relationships with our broad base of existing customers and by adding new customers, we seek to limit our dependence on any one portion of our customer base.
•Disciplined Approach to Strategic and Complementary Acquisitions. Our senior management team is focused on acquiring assets where we can enhance operations and improve profitability and product lines that will complement and expand our specialty product offerings. In the future, we intend to continue pursuing prudent, accretive acquisitions that will benefit our company over the long term. We intend to continue to reduce our leverage over time, maintain a capital structure that facilitates access to the capital markets and maintain sufficient liquidity to execute our acquisition strategy. We also may pursue strategic acquisitions of assets or agreements with third parties that offer the opportunity for operational efficiencies, the potential for increased utilization and expansion of facilities, or the expansion of product offerings principally in our specialty products segment.

Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:
•We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of over 2,600 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in competing for new business. We believe that we are the only specialty products manufacturer that produces all five of naphthenic lubricating oils, paraffinic lubricating oils, waxes, solvents, and specialty oils. Our ability to produce numerous specialty products allows us to ship products between our facilities for product upgrading in order to meet customer specifications.
•We Have Strong Relationships with a Broad Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier more difficult. In fiscal year 2020, we sold our fuel and specialty products to approximately 2,300 customers, and we are continually seeking new customers. No single customer accounted for more than 10% of our consolidated sales for either of the years ended December 31, 2020 and 2019.
•Our Facilities Have Advanced Technology. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products. For example, our integrated specialty chemical complex in Northwest Louisiana has a wide variety of specialized hydroprocessing and distillation capabilities suitable for flexibly producing our broad array of specialty products. Also, unlike larger refineries which lack some of the equipment necessary to achieve the narrow distillation ranges associated with the production of specialty products, our operations are capable of producing a wide range of products tailored to our customers’ needs.
•We Have an Experienced Management Team. Our team’s extensive experience and contacts within the refining and specialty chemical industries provide a strong foundation and focus for managing and enhancing our operations, accessing strategic asset portfolio opportunities and constructing and enhancing the profitability of new assets.
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
There were no material acquisitions or divestitures completed during 2020. During 2019, we completed the following divestitures:
•In November 2019, we sold the San Antonio, Texas refinery (“San Antonio Refinery”) and related assets, including associated hydrocarbon inventories and crude oil terminal and pipeline for total consideration of $59.1 million. Please read Note 5 “Divestitures” under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.
•In March 2019, we sold our interest in Biosynthetic Technologies, a startup company which developed an intellectual property portfolio for the manufacture of renewable-based and biodegradable esters. We received proceeds of $5.0 million for the sale.

Going forward, we intend to tailor our approach toward owning businesses with stable cash flows and growing end markets. As a result, we may pursue potential arrangements with third parties to divest certain assets to enable us to further reduce the amount of our required capital commitments and potential capital expenditures. For example, while we continue to evaluate our entire asset portfolio, we are evaluating strategic options for our remaining standalone fuels refinery in Great Falls, Montana. We expect that any potential divestitures of assets could provide us with cash to reinvest in our business and repay debt.
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
Partnership Structure and Management
Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of March 2, 2021, we have 78,640,380 common units and 1,604,904 general partner units outstanding. Our general partner owns 2% of Calumet Specialty Products, L.P. and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”

Our Operating Assets and Contractual Arrangements
General
The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The historical results of operations of the San Antonio Refinery are included through the effective date of its disposition, November 10, 2019.

	Year Ended December 31,
	2020	2019	% Change
	(In bpd)
Total sales volume (1)	86,727	104,734	(17.2)%
Total feedstock runs (2)	84,829	103,603	(18.1)%
Facility production: (3)
Specialty products:
Lubricating oils	10,143	11,506	(11.8)%
Solvents	6,819	7,526	(9.4)%
Waxes	1,318	1,315	0.2%
Packaged and synthetic specialty products (4)	1,381	1,540	(10.3)%
Other	1,697	1,764	(3.8)%
Total specialty products	21,358	23,651	(9.7)%
Fuel products:
Gasoline	18,074	22,877	(21.0)%
Diesel	24,054	28,709	(16.2)%
Jet fuel	3,645	4,506	(19.1)%
Asphalt, heavy fuel oils and other	14,324	20,286	(29.4)%
Total fuel products	60,097	76,378	(21.3)%
Total facility production (3)	81,455	100,029	(18.6)%

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
(3)Total facility production represents the barrels per day of specialty products and fuel products yielded from processing feedstocks at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(4)Represents production of finished lubricants and specialty chemicals products, including the products from our Royal Purple, Bel-Ray and Calumet Packaging facilities.

The following table sets forth information about our sales of principal products by segment:

	Year Ended December 31,
	2020		2019
	(In millions)	% of Sales	(In millions)	% of Sales
Sales of specialty products:
Lubricating oils	$473.4	20.9%	$593.1	17.2%
Solvents	236.2	10.4%	325.9	9.4%
Waxes	129.1	5.7%	119.3	3.4%
Packaged and synthetic specialty products (1)	234.2	10.3%	230.8	6.7%
Other (2)	51.4	2.3%	85.0	2.5%
Total	1,124.3	49.6%	1,354.1	39.2%
Sales of fuel products:
Gasoline	379.8	16.7%	679.6	19.7%
Diesel	475.8	21.0%	859.1	24.9%
Jet fuel	70.2	3.1%	134.6	3.9%
Asphalt, heavy fuel oils and other (3)	218.1	9.6%	425.2	12.3%
Total	1,143.9	50.4%	2,098.5	60.8%
Consolidated sales	$2,268.2	100.0%	$3,452.6	100.0%

(1)Represents packaged and synthetic specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.
(2)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.
(3)Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Great Falls and formerly owned San Antonio refineries and crude oil sales to third-party customers.
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

The following table sets forth historical information about production at our Shreveport refinery:

	Shreveport Refinery
	Year Ended December 31,
	2020	2019
	(In bpd)
Crude oil throughput capacity	60,000	60,000
Total feedstock runs (1) (2)	40,028	41,216
Total refinery production (2) (3)	40,084	41,704

(1)Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Shreveport refinery. Total feedstock runs do not include certain interplant feedstocks supplied by our Cotton Valley and Princeton refineries.
(2)Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.
(3)Total refinery production includes certain interplant feedstock supplied to our Cotton Valley and Princeton refineries and our Karns City facility.
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

The following table sets forth historical information about production at the Great Falls refinery:

	Great Falls Refinery
	Year Ended December 31,
	2020	2019
	(In bpd)
Crude oil throughput capacity	30,000	30,000
Total feedstock runs (1) (2)	26,204	25,066
Total refinery production (2)	26,742	25,690

(1)Total feedstock runs represent the barrels per day of crude oil processed at our Great Falls refinery.
(2)Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products and volume loss.
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
In February 2016, we completed an expansion project that increased production capacity at our Great Falls refinery to 30,000 bpd. This project allows us to further capitalize on local access to cost-advantaged Canadian crude oil, while producing additional fuels and refined products for delivery into the regional market and meeting EPA requirements for gasoline and diesel product sulfur limits and reducing air emissions. The scope of this project included the installation of a new crude unit that can process up to 30,000 bpd of crude oil and other feedstocks, a hydrogen plant and a 18,000 bpd (fresh feed) mild hydrocracker.
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

The following table sets forth historical information about production at our Cotton Valley refinery:

	Cotton Valley Refinery
	Year Ended December 31,
	2020	2019
	(In bpd)
Crude oil throughput capacity	13,600	13,600
Total feedstock runs (1) (2)	8,737	9,284
Total refinery production (2) (3)	5,672	6,001

(1)Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport refinery.
(2)Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(3)Total refinery production includes certain interplant feedstocks supplied to our Shreveport refinery.
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
The following table sets forth historical information about production at our Princeton refinery:

	Princeton Refinery
	Year Ended December 31,
	2020	2019
	(In bpd)
Crude oil throughput capacity	10,000	10,000
Total feedstock runs (1)	6,559	6,580
Total refinery production (1) (2)	4,295	4,259

(1)Total refinery production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(2)Total refinery production includes certain interplant feedstocks supplied to our Shreveport refinery.

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
Calumet Packaging
The Calumet Packaging facility (“Calumet Packaging”), located on a 10 acre site in Shreveport, Louisiana, develops, blends and packages high performance synthetic lubricants, fuels and solvent products for use in industrial, commercial and automotive applications. The Calumet Packaging facility’s processing capability includes state-of-the-art blending and packaging equipment. The facility has approximately 75,000 barrels of storage capacity and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck and rail under supply agreements or spot agreements with various suppliers.
Royal Purple
The Royal Purple facility (“Royal Purple”), located on a 23 acre site in Porter, Texas, develops, blends and packages high performance synthetic lubricants and fluid additive products for use in industrial, commercial and automotive applications. The Royal Purple facility’s processing capability includes 10 in-house packaging and production lines. Outsourced packaging services for specific products are also used. The facility has approximately 30,500 barrels of storage capacity in 91 tanks and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
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

The following table sets forth the combined historical information about production at our Karns City, Dickinson and certain other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2020	2019
	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300
Total feedstock runs (2) (3)	3,230	5,392
Total production (3)	3,221	5,510

(1)Includes Karns City, Dickinson and certain other facilities.
(2)Includes feedstock runs at our Karns City and Dickinson facilities as well as throughput at certain third-party facilities pursuant to supply and/or processing agreements and includes certain interplant feedstocks supplied from our Shreveport refinery.
(3)Total production represents the barrels per day of specialty products yielded from processing feedstocks at our Karns City and Dickinson facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products.
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
In 2020, subsidiaries of Plains supplied us with approximately 50.5% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2020, BP Products North America Inc. (“BP”) supplied us with approximately 6.3% of our total crude oil supply under a crude oil supply agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.

We have short-term and long-term contracts with our crude oil suppliers. For example, a majority of our crude oil supply contracts with Plains are currently month-to-month and terminable upon 90 days’ notice. Additionally, our crude oil supply agreement with BP was amended and restated in December 2016 for a term ending March 2020, and automatically renews for successive one-year terms unless terminated by either party upon 90 days’ notice (“BP Purchase Agreement”). This agreement has not been terminated by either party. We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources.
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
The following table depicts a representative sample of the diversity of end-use applications for the products we produce:
Representative Sample of End-Use Applications by Product (1)

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Other	Fuels & Fuel Related Products
21%	10%	6%	10%	2%	51%

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

(1)Based on the percentage of total sales for the year ended December 31, 2020. Except for the listed fuel products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.
Marketing
Our salespeople regularly visit customers, and our marketing department works closely with both the laboratories at our production facilities and our technical services department to help create specialized blends that will work optimally for our customers.
Markets
Specialty Products. The specialty products market represents a small portion of the overall petroleum refining industry in the U.S. Of the over 130 refineries currently in operation in the U.S., only a small number of the refineries are considered specialty products producers and only a few compete with us in terms of the number of products produced.
Our specialty products are utilized in applications across a broad range of industries, including:
•industrial goods such as metalworking fluids, belts, hoses, sealing systems, batteries, hot melt adhesives, pressure sensitive tapes, electrical transformers, refrigeration compressors and drilling fluids; and
•consumer goods such as candles, petroleum jelly, creams, tonics, lotions, coating on paper cups, chewing gum base, automotive aftermarket car-care products (e.g., fuel injection cleaners, tire shines and polishes), paints and coatings, charcoal lighter fluids and various aerosol products.
We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2020, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.
Fuel Products. The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the over 130 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.
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

Northwest Market (PADD 4)
Fuel products produced at our Great Falls refinery can be sold locally and in Missouri, Oklahoma, Texas, Arizona, North Dakota, South Dakota, Idaho, Oregon, Utah, Wyoming, Washington, Nevada, California and Canada. Seasonally, the Great Falls refinery transports fuel products to terminals in Washington and Utah.
Customers
Specialty Products. We have a diverse customer base for our specialty products. In fiscal year 2020, we sold our specialty products to approximately 2,300 customers. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years. No single customer in our specialty products segment accounted for 10% or greater of consolidated sales in either of the years ended December 31, 2020 and 2019.
Fuel Products. We have a diverse customer base for our fuel products. In fiscal year 2020, we sold our fuel products to approximately 300 customers. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport refinery to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport refinery to the Midwest region through the TEPPCO pipeline should the need arise. The majority of our fuel products produced at our Great Falls refinery are sold to local markets in Montana and Idaho as well as in Canada. No single customer in our fuel products segment represented 10% or greater of consolidated sales in either of the years ended December 31, 2020 and 2019.
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
Paraffinic Lubricating Oils. Our primary competitors in producing paraffinic lubricating oils include Exxon Mobil Corporation, Motiva Enterprises, LLC, Phillips 66, HollyFrontier Corporation, and Chevron Corporation.
Paraffin Waxes. Our primary competitors in producing paraffin waxes include Exxon Mobil Corporation, HollyFrontier Corporation, The International Group Inc. and Sonneborn Refined Products.
Solvents. Our primary competitors in producing solvents include CITGO Petroleum Corporation, ExxonMobil Chemical Company, Phillips 66, and Total S.A.
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
Fuel Products and By-Products. Our primary competitors in producing fuel products in the local markets in which we operate include Delek US Holdings, Exxon Mobil Corporation, Phillips 66 and Cenex.
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
Governmental Regulation
From time to time, we are a party to certain claims and litigation incidental to our business, including claims made by various taxation and regulatory authorities, such as the IRS, the EPA and the U.S. Occupational Safety and Health Administration (“OSHA”), as well as various state environmental regulatory bodies and state and local departments of revenue, as the result of audits or reviews of our business. In addition, we have property, business interruption, general liability and various other insurance policies that may result in certain losses or expenditures being reimbursed to us.

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
Moreover, certain of these laws impose joint and several strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been disposed of or released. In addition, new environmental and worker safety laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements, increased governmental enforcement or other developments could significantly increase our operational or compliance expenditures, including as discussed below in more detail.
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

Air Emissions
Our operations are subject to the federal Clean Air Act, as amended (“CAA”), and comparable state and local laws. Amendments made to the CAA in 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the CAA, facilities that emit regulated air pollutants are subject to stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, in recent years, the petroleum refining sector has become subject to stringent federal regulations that impose maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. Our refining and terminal operations that emit regulated air pollutants are also subject to air emissions permitting requirements that incorporate stringent control technology requirements for which we may incur significant capital expenditures. Any renewal of those air emissions permits or a need to modify existing or obtain new air emissions permits has the potential to delay the development of our projects. We can provide no assurance that future compliance with existing or any new laws, regulations or permit requirements will not have a material adverse effect on our business, financial position or results of operations. For example, in 2015, the EPA issued a final rule under the CAA making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. Also, in 2015, the EPA published a final rule that amended three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, the monitoring of air concentrations of benzene around the refinery fence line perimeter and submittal of the fence line monitoring data to the EPA on a quarterly basis; upgraded emissions controls for storage tanks, including controls for smaller capacity storage vessels and storage vessels storing materials with lower vapor pressures than previously regulated; enhanced performance requirements for flares including the use of a minimum of three pollution prevention measures, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. These final rules and any other future air emissions rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.
From time to time the CAA authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in February 2000, the EPA published regulations limiting the sulfur content allowed in gasoline. These regulations, referred to as “Tier 2 Standards,” required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those western U.S. states exhibiting lesser air quality problems. Similarly, the EPA published regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra-low sulfur standard”). Our Shreveport and Great Falls refineries have implemented the sulfur standard with respect to produced gasoline and produced diesel meeting the ultra-low sulfur standard. In 2014, the EPA published more stringent sulfur standards, referred to as “Tier 3 Standards,” including requiring that motor gasoline will not contain more than 10 ppm of sulfur on an annual average basis by January 1, 2017, except in those instances where refineries received a “small refinery” exemption, in which event the deadline was extended to January 1, 2020. Our Shreveport and Great Falls refineries are fully compliant with the 10 ppm sulfur standard with respect to produced gasoline. In addition, we are required to meet the MSAT II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities and have completed capital projects at our Shreveport and Great Falls refineries to comply with those fuel quality requirements.

The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners may purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable transportation fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. It is possible we could find ourselves unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. For more information on the RFS program, our participation in the program and risks associated with the program, see the following Risk Factor under Part I, Item 1A of this Form 10-K: “Renewable transportation fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our unitholders and payments to our debt obligations.”
Climate Change
Climate change continues to attract considerable public, governmental and scientific attention in the U.S. and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHG”) or to control such future emissions. Consequently, it is possible that our operations as well as the operations of our customers may become subject to a series of regulatory, political, litigation and financial risks associated with the processing of fossil fuels and/or emissions of GHGs. The adoption of international, federal, regional or state legislation or regulations or other regulatory initiatives that impose more stringent standards for GHG emissions could require us to incur increased compliance costs or affect the price or availability of certain of our feedstocks or products.
At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations under existing provisions of the federal CAA that, among other things: establish that Prevention of Significant Deterioration (“PSD”) construction permit programs and Title V operating permit programs will include reviews for GHG emissions from certain large stationary sources that are also potential major sources of criteria pollutant emissions; require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources; implement CAA emission new source performance standards (“NSPS”) directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector; and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually determined reduction goals every five years after 2020. Although the United States had announced its withdrawal from such agreement, effective November 4, 2020, the United States announced that it has rejoined the Paris Agreement effective February 19, 2021.
There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies are beginning to define sustainable lending practices and there is the possibility that financial institutions will adopt policies that limit funding for fossil fuel energy companies, as governmental and nongovernmental institutions focus on addressing climate-related risks in the financial sector.. Although we are not an oil or gas producer, it is possible that limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities which could affect the price or availability of certain of our feedstocks.
It should also be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

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
We currently own or operate, and have in the past owned or operated, properties that for many years have been used for refining and terminal activities. These properties in the past may have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes were not under our control. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes have been released on or under the properties owned or operated by us. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.
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
Seasonality
The operating results for the fuel products segment, including the asphalt products we produce, generally follow seasonal demand trends. Asphalt demand is generally lower in the first and fourth quarters of the year, as compared to the second and third quarters, due to the seasonality of the road construction and roofing industries we supply. Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. In addition, our natural gas costs can be higher during the winter months, as demand for natural gas as a heating fuel increases during the winter. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year due to seasonality related to these and other products that we produce and sell.
Properties
We own and lease the principal properties which are listed below. The principal properties which we own, as well as others not listed below, are pledged as collateral under our Collateral Trust Agreement as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Master Derivative Contracts and Collateral Trust Agreement.” We believe that all properties are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

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
Office Facilities
In addition to our principal properties discussed above, as of December 31, 2020, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana. The corporate headquarters lease is for 58,501 square feet of office space. The lease term expires in August 2024. Please read Note 6 “Leases” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our leases.
While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of March 3, 2021, our general partner employs approximately 1,400 people who provide direct support to our operations. Of these employees, approximately 500 are covered by collective bargaining agreements.
Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility/ Refinery	Union	Expiration Date
Cotton Valley	International Union of Operating Engineers	January 15, 2023
Princeton	International Union of Operating Engineers	August 20, 2024
Dickinson	International Union of Operating Engineers	December 12, 2021
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2022
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2022
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	January 31, 2023
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied-Industrial and Service Workers International Union	July 31, 2022
None of the employees at the Calumet Packaging facility, the Royal Purple facility or at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to generally be good, with no history of work stoppages.

Address, Internet Website and Availability of Public Filings
Our principal executive offices are located at 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana, 46214 and our telephone number is (317) 328-5660. Our website is located at http://www.calumetspecialty.com.
Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are located on our website at http://www.calumetspecialty.com by selecting the “Investor Relations” link, and then selecting the Financial Reporting” link and then selecting the “SEC Filings” link. We also make available, free of charge on our website, our Charters for the Audit & Finance, Compensation and Conflicts Committees, Related Party Transactions Policy and Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of either of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website. These documents are located on our website at http://www.calumetspecialty.com by selecting the “Investor Relations” link and then selecting the “Management” link, and then selecting the “Corporate Governance” link. All reports and documents filed with the SEC are also available via the SEC website, http://www.sec.gov.
The above information is available to anyone who requests it and is free of charge either in print from our website or upon request by contacting Investor Relations using the contact information listed above. Information on our website is not incorporated into this Annual Report or our other securities filings and is not a part of them.

Item 1A. Risk Factors
Risks Related to our Business
Results of Operations and Financial Condition
Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control and which may in turn impact our operational and financial performance, including our ability to execute our business strategies in the expected time frame.
Such macroeconomic factors include:
•Reduction in the demand for, and the marketability of, our specialty hydrocarbon products, fuel and other refined products due to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;
•increased volatility in product margins;
•the health of our workforce and their access to our facilities due to a pandemic, epidemic or widespread outbreak of an infectious disease, which could result in a full or partial shutdown of our facilities if a significant portion of the workforce at a facility is impacted;
•the ability or willingness of our suppliers to provide crude oil or other raw materials, equipment, services or supplies for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise impact our ability to deliver refined or finished lubricant products timely or at all;
•the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, orders or revenue from our customers;
•occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;
•increased cost and reduced availability of capital for growth or maintenance expenditures;
•availability and operability of terminals, tankage and pipelines that store and transport crude oil and refined and specialty hydrocarbon products;
•the amount of our borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of credit support;
•the impairment of our equity method investments, our long-lived assets or goodwill, which could reduce our earnings;
•increased costs of operation in relation to the COVID-19 outbreak, which costs may not be recoverable or adequately covered by insurance; and
•the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.
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
The costs to acquire our feedstocks and the prices at which we can ultimately sell our products depend upon numerous factors beyond our control. When the margin between product sales prices and feedstock costs tightens, our earnings, profitability and cash flows are negatively impacted.
A widely used benchmark to track margins in the fuel products industry is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the gross margin assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. The Gulf Coast 2/1/1 crack spread ranged from a high of $16.79 per barrel excluding April 2020 negative crude price to a low of $3.91 per barrel during 2020 and averaged $9.40 per barrel during 2020 compared to an average of $18.06 in 2019.
Our actual fuels product margins may vary from the Gulf Coast crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast crack spread as an indicator of the volatility and general levels of fuels refining margins.

Our specialty product margins are influenced by the commodity price of crude oil. If crude oil prices increase, our specialty products segment margins will fall unless we are able to pass through these price increases to our customers. Increases in selling prices for specialty products typically lag behind the rising cost of crude oil and may be difficult to implement quickly enough when crude oil costs increase dramatically over a short period of time. It is possible we may not be able to pass through all or any portion of increased crude oil costs to our customers. In addition, although we hedge a portion of our commodity price risk, it is not our intent to completely eliminate our commodity risk through our hedging activities.
We have identified a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2020, we have identified a material weakness in internal control over financial reporting that pertains to the untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts.
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
Until we remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.
Our hedging activities may not be effective in reducing the volatility of our cash flows or may reduce our earnings, profitability and cash flows.
From time to time, we utilize derivative financial instruments related to the future price of crude oil, natural gas, fuel products (or their relationship with each other) with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices and spreads. We have also occasionally utilized derivative instruments related to interest rates for future periods with the intent of reducing volatility in our cash flows due to fluctuations in interest rates. We are not able to enter into derivative financial instruments to reduce the volatility of the prices of the specialty products we sell as there is no established derivative market for such products.
We limit our derivative transactions to only a portion of the volume of our expected purchase and sales requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion of our expected purchase and sales requirements. Thus, we could be exposed to significant crude oil cost increases on a portion of our purchases.
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
We rely on borrowings and letters of credit under our revolving credit facility to purchase crude oil or other feedstocks for our facilities, lease certain precious metals for use in our refinery operations and enter into derivative instruments of crude oil and natural gas purchases and fuel products sales. From time to time, we also rely on our ability to issue letters of credit to enter into certain hedging arrangements in an effort to reduce our exposure to adverse fluctuations in the prices of crude oil, natural gas and crack spreads. The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. If, under certain circumstances, our available capacity under our revolving credit facility falls below certain threshold amounts, or a default or event of default exists, then our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations under our revolving credit facility. In addition, decreases in the price of crude oil or increases in crack spreads may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our derivative instruments. If, due to our financial condition or other reasons, the borrowing base under our revolving credit facility decreases, we are limited in our ability to issue letters of credit or we are required to post substantial amounts of cash collateral to our hedging counterparties, our liquidity, financial condition and our ability to resume distributions of cash to our unitholders could be materially and adversely affected. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information.
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
The price volatility of utility services may result in decreases in our earnings, profitability and cash flows.
The volatility in costs of natural gas and other utility services, principally electricity, used by our refinery and other operations affect our net income and cash flows. Natural gas and utility prices are affected by factors outside of our control, such as supply and demand in both local and regional markets. Natural gas prices have historically been volatile.
For example, daily prices for natural gas as reported on the NYMEX ranged between $3.35 and $1.48 per million British thermal unit (“MMBtu”) in 2020, and between $3.59 and $2.07 per MMBtu in 2019. Typically, electricity prices fluctuate with natural gas prices. Future increases in natural gas and utility prices may have a material adverse effect on our results of operations. Natural gas and utility costs constituted approximately 10.1% and 12.1% of our total operating expenses included in cost of sales for the years ended December 31, 2020 and 2019, respectively. If our natural gas costs rise, they will adversely affect the amount of cash available for distribution to our unitholders and payments of our debt obligations.
Our refineries, blending and packaging sites, terminals and related facility operations face operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
Our refineries, blending and packaging sites, terminals and related facility operations are subject to certain operating hazards, and our cash flow from those operations could decline if any of our facilities experience a major accident, pipeline rupture or spill, explosion or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operations or shut down. These operating hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage. One or more of these developments may result in significant curtailment or suspension of our related operations.

Although we maintain insurance policies, including personal and property damage and business interruption insurance for each of our facilities, we cannot ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or significant interruption of operations. Our business interruption insurance will not apply unless a business interruption exceeds 60 days. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. In addition, we are not fully insured against all risks incident to our business because certain risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures. For example, we are not insured for all environmental liabilities, including, but not limited to, product spills and other releases at all of our facilities. If we were to incur a significant liability for which we are not insured or fully insured, it could affect our financial condition and diminish our ability to make distributions to our unitholders and payments of our debt obligations.
Downtime for maintenance at our refineries and facilities will reduce our revenues and cash available for distributions to our unitholders and payments of our debt obligations.
Our refineries and facilities consist of many processing units, a number of which have been in operation for a long time. One or more of the units may require additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues and increase our operating expenses during the period of time that our processing units are not operating and could limit our ability to resume making distributions to our unitholders and make payments of our debt obligations.
An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that an equity method investment, a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Further, as we continue to develop our strategy regarding certain of our non-core assets, we will need to continue to evaluate the carrying value of those assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.
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
Any sustained decrease in demand for fuel products in the markets we serve could result in a significant reduction in our cash flows, reducing our ability to make distributions to unitholders and payments of our debt obligations. Factors that could lead to a decrease in market demand include, among others:
•a recession, global or national health crisis or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;
•higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of fuel products;
•an increase in fuel economy or the increased use or competitiveness of alternative fuel sources such as wind, solar, geothermal or tidal;
•an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for fuel products;
•competitor actions; and
•availability of raw materials.
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
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In a period of decreasing crude oil or refined product prices, our inventory valuation methodology may result in decreases in net income. For example, due to the decrease in crude oil prices in the fourth quarter of 2019, we recorded an unfavorable LCM inventory adjustment of $35.6 million.
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
The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to resume making distributions to our unitholders and payments of our debt obligations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. We do not maintain any key-man life insurance.

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
The market price of our common units may continue to be volatile and may also be influenced by many factors, some of which are beyond our control, including:
•our quarterly distributions or failure to provide such distributions;
•our quarterly or annual earnings or those of other companies in our industry;
•changes in commodity prices or refining margins;
•loss of a large customer;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic conditions;
•the failure of securities analysts to cover our common units or changes in financial estimates by analysts;
•future sales of our common units; and
•the other factors described in Item 1A “Risk Factors” of this Annual Report.
Customers and Suppliers
Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk as well as potential refinancing risks.
In March 2017, we entered into several agreements with Macquarie Energy North America Trading Inc. (“Macquarie”) to support the operations of the Great Falls refinery (the “Great Falls Supply and Offtake Agreements”). In June 2017, we entered into similar agreements with Macquarie to support the operations of the Shreveport refinery (the “Shreveport Supply and Offtake Agreements”, and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). Pursuant to the Supply and Offtake Agreement, Macquarie has agreed to intermediate crude oil supplies and refined product inventories at our Great Falls and Shreveport refineries. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories.

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
Indebtedness; Financing
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
We had approximately $1.3 billion of outstanding indebtedness as of December 31, 2020, and availability for borrowings of approximately $154.4 million under our senior secured revolving credit facility. We have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $600.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $25.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and resume payment of distributions to our unitholders. In addition, our level of indebtedness could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;
•covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;
•we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations;
•our ability to execute our acquisition and divestiture strategy; and
•our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy in general.
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
The operating and financial restrictions and covenants in our financing arrangements, including our revolving credit facility, indentures governing each series of our outstanding senior notes and master derivative contracts, do currently restrict, and any future financing agreements could restrict, our ability to finance future operations or capital needs or to engage, expand or pursue our business activities, including restrictions on our ability to, among other things:
•sell assets, including equity interests in our subsidiaries;
•pay distributions on or redeem or repurchase our units or redeem or repurchase any subordinated debt and, in the case of the 2024 Secured Notes, our unsecured notes;
•incur or guarantee additional indebtedness or issue preferred units;
•create or incur certain liens;
•make certain acquisitions and investments;
•redeem or repay other debt or make other restricted payments;
•enter into transactions with affiliates;
•enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;
•create unrestricted subsidiaries;
•enter into sale and leaseback transactions;
•enter into a merger, consolidation or transfer or sale of assets, including equity interests in our subsidiaries; and
•engage in certain business activities.
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
Our ability to comply with the covenants and restrictions contained in our financing arrangements may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in our financing arrangements or any future indebtedness could result in an event of default under these financing arrangements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Among other things, in the event of any default on our indebtedness, our debt holders and lenders:
•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•could elect to require that all obligations accrue interest at the default rate, if such rate has not already been imposed;
•may have the ability to require us to apply all of our available cash to repay these borrowings;
•may prevent us from making debt service payments under our other agreements, any of which could result in an event of default under our other financing arrangements; or
•in the case of our revolving credit facility or the 2024 Secured Notes, foreclose on the collateral pledged pursuant to the terms of the revolving credit facility or indenture and security documents governing the 2024 Secured Notes, respectively.

If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us. In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; our 2024 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivative contracts are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements), and if we are unable to repay our indebtedness under the revolving credit facility or master derivative contracts, the lenders under our revolving credit facility and the counterparties to our master derivative contracts could seek to foreclose on these assets. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities,” “— Short-Term Liquidity,” “— Long-Term Financing” and “— Master Derivative Contracts and Collateral Trust Agreement” for additional information regarding our long-term debt.
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
Borrowings under our revolving credit facility bear interest at a rate equal to prime plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at our option. As of December 31, 2020, we had $108.0 million of outstanding borrowings under our revolving credit facility and $23.7 million in standby letters of credit were issued under our revolving credit facility. The interest rate is subject to adjustment based on fluctuations in LIBOR or the prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow available for distribution to our unitholders. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; our 2024 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivatives contracts and the BP Purchase Agreement are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements). If we are unable to repay our indebtedness under the revolving credit facility or the 2024 Secured Notes, satisfy the payment obligations under our master derivative contracts or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the holders of our 2024 Secured Notes, the derivative counterparties under our master derivative contracts and BP, respectively, would have the right to foreclose on those assets, which would have a material adverse effect on us.
Capital Projects and Future Growth
We make capital expenditures in our refineries and other facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, or if we are unable to make capital available then our financial condition, results of operations or cash flows, and our ability to make distributions to unitholders and payments on our debt obligations, could be adversely affected.
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make distributions to our unitholders and payments on our debt obligations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
•denial or delay in obtaining regulatory approvals and/or permits;
•unplanned increases in the cost of equipment, materials or labor;
•disruptions in transportation of equipment and materials;
•severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs; and/or
•nonperformance or declarations of force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.
Our refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency.
Any one or more of these occurrences noted above could have a significant impact on our business. If we were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows and, as a result, our ability to make distributions to our unitholders and payments of our debt obligations.

From time to time, we may seek to divest portions of our business, which could materially affect our results of operations and result in disruption to other parts of the business.
We may dispose of portions of our current business or assets, based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. Any of the foregoing could adversely affect our financial condition and results of operations.
Our capital projects for asset reconfiguration and enhancement may not result in revenue or cash flow increases, may be subject to significant cost overruns and are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, operating results, cash flows and financial condition.
Historically we have grown our business in part through capital projects to reconfigure and enhance our existing refinery assets. For example, in April 2016 we completed an expansion project that increased production capacity at our Great Falls refinery to 30,000 bpd. Such expansion projects and the construction of other additions or modifications to our existing refineries involve numerous regulatory, environmental, political, legal, labor and economic uncertainties beyond our control, which could cause delays in construction or increases in the estimated amounts of capital. Our forecasted internal rates of return on such projects are based on our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, available alternative supply and customer demand. There can be no assurance that investment objectives will be met.
Environmental and Regulatory Matters
We may incur significant environmental remediation costs and liabilities in the operation of our refineries, terminals and related facilities.
The operation of our refineries, blending and packaging sites, terminals, and related facilities subject us to the risk of incurring significant environmental remediation costs and liabilities due to our handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We could incur significant remedial costs in the cleanup of any petroleum hydrocarbons or wastes that may have been released on, under or from the properties owned or operated by us. We believe we have adequately reserved for these possibilities.
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
We are subject to operational compliance with stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our refining, blending and packaging site, terminal and related facility operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose legal requirements that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to limit or prevent releases of pollutants from our facilities, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and to provide this information to required parties, and the incurrence of significant costs and liabilities for pollution resulting from our operations or from those of prior owners or operators of our facilities. Numerous governmental authorities, such as the EPA, OSHA and LDEQ, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of remedial or corrective action obligations or the incurrence of capital expenditures, the occurrence of delays or cancellations in the permitting, development or expansion of projects, and the issuance of injunctions limiting or preventing some or all of our operations.

On occasion, we receive notices of violation, other enforcement proceedings and regulatory inquiries from governmental agencies alleging non-compliance with applicable environmental and occupational health and safety laws and regulations.
New worker safety and environmental laws and regulations, revised interpretations of such existing laws and regulations, increased governmental enforcement or other developments could require us to make additional, unforeseen expenditures. The adoption of more stringent environmental laws or regulations could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business, cash flows and results of operation. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for additional information.
Renewable transportation fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our unitholders and payments to our debt obligations.
The EPA has issued RFS mandates, requiring refiners to blend renewable fuels into the petroleum fuels they produce and sell in the United States. We, and other refiners subject to RFS requirements, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels into our production. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners may purchase renewable credits, referred to as RINs, to maintain compliance.
Under RFS, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Each year the EPA sets volume mandates for the percentage of cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel volume to be blended into all gasoline and diesel produced or imported during the applicable year. Most recently, the EPA has established final volume mandates for RFS program year 2020 under final rules published in February 2020.
Our Shreveport and Great Falls refineries are normally subject to compliance with the RFS mandates. However, the EPA granted certain of our refineries the “small refinery exemption” under the RFS in past years including, most recently, in the 2018 calendar year. Exempted refineries were not subject to the requirements of RFS as an “obligated party” for fuels produced at these “small” refineries for those calendar years. The EPA has not yet issued small refinery exemptions for calendar years 2019 and 2020. While we received a small refinery exemption for certain of our refineries in past years, there is no assurance that such an exemption will be obtained for any of our refineries in future years, which would result in the need for more RINs for the applicable calendar year. Our annual RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 80 million RINs spread across four compliance categories (D3, D4, D5 and D6).
The EPA’s implementation of the RFS program has been subject to numerous court challenges in recent years, including with respect to selection of the final volume mandates, movement of the point of compliance, and the granting of small refinery exemptions. In January 2020, the Federal Court of Appeals for the 10th Circuit vacated EPA orders granting the small refinery exemption to three refineries that petitioned for the exemption in 2016, finding that those three refineries had failed to receive exemptions in prior years, and remanded the matter to the EPA for further proceedings. The appellate court denied a rehearing in April 2020 and the appellants filed a petition for a writ of certiorari which was accepted by the U.S. Supreme Court, with a ruling expected during 2021.
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
The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our fossil-fuel producing customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emissions of GHGs. Please see Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for more discussion on the threat of climate change and restriction of GHG emissions.
The adoption and implementation of any international, federal, regional or state executive actions, legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, as well as reduced demand for some of our services and products. Additionally, political, financial and litigation risks may result in fossil fuel energy customers restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal and tidal) could reduce demand for hydrocarbons and therefore for our products, which would lead to a reduction in our revenues.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various occupational, environmental and other laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or the health or safety of workers. New policy objectives or regulatory initiatives could be pursued under the Biden Administration that could impose more stringent conditions with respect to the acquisition of these authorizations and permits. Additionally, a violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. Any or all of these matters could have a negative effect on our business, results of operations and cash flow available for distribution to our unitholders.
Subsidiaries
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
Risks Related to Our Partnership Structure
Cash Distributions to Unitholders
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
In April 2016, we announced suspension of our quarterly cash distribution to unitholders and have not paid any quarterly distributions since. We may not have sufficient available cash from operations in the future to enable us to resume payment of a distribution to unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•overall demand for specialty hydrocarbon products, fuel and other refined products;
•the level of foreign and domestic production of crude oil and refined products;
•our ability to produce fuel products and specialty products that meet our customers’ unique and precise specifications;
•the marketing of alternative and competing products;
•the extent of government regulation;
•results of our hedging activities;
•global or national health concerns; and
•overall economic and local market conditions.
In addition, the actual amount of cash we have available for distribution will depend on other factors, some of which are beyond our control, including:
•the level of capital expenditures we make, including those for acquisitions, if any;
•our debt service requirements;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets;
•restrictions on distributions and on our ability to make working capital borrowings for distributions contained in our debt instruments; and
•the amount of cash reserves established by our general partner for the proper conduct of our business.
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
General Partner, The Heritage Group and Partnership Agreement
At March 2, 2021, the family of our chairman, The Heritage Group and certain of their affiliates own an approximate 20.8% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
At March 2, 2021, the family of our chairman, The Heritage Group and certain of their affiliates own an approximate 20.8% limited partner interest in us. In addition, The Heritage Group and the family of our chairman control our general partner. In May 2018, The Heritage Group disclosed in a Schedule 13D filing that it is considering various alternatives with respect to its investment in us, including potential consolidation, acquisitions or sales of our assets or common units, as well as potential changes to our capital structure. The Heritage Group also disclosed that it may make formal proposals to us, holders of our common units or other third parties regarding such strategic alternatives.
Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:
•our general partner is allowed to take into account the interests of parties other than us, such as its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;
•our general partner has limited its liability and reduced its fiduciary duties under our partnership agreement and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under Delaware law;

•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to unitholders;
•our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a capital expenditure for acquisitions or capital improvements, which does not. This determination can affect the amount of cash that is available for distribution to our unitholders;
•our general partner has the flexibility to cause us to enter into a broad variety of derivative transactions covering different time periods, the net cash receipts or payments from which will increase or decrease operating surplus and adjusted operating surplus, with the result that our general partner may be able to shift the recognition of operating surplus and adjusted operating surplus between periods to increase the distributions it and its affiliates receive on their incentive distribution rights; and
•in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.
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
Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:
•permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of our partnership or amendment of our partnership agreement;
•provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;
•generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us. In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and
•provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.
By purchasing a common unit, a unitholder agrees to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At March 2, 2021, the owners of our general partner and certain of their affiliates own approximately 20.8% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of common units or equity securities ranking junior to the common units at any time. In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity securities, which may effectively rank senior to the common units. The issuance of additional common units or other equity securities of equal or senior rank to the common units will have the following effects:
•our unitholders’ proportionate ownership interest in us may decrease;
•the amount of cash available for distribution on each unit may decrease;
•the relative voting strength of each previously outstanding unit may be diminished;
•the market price of the common units may decline; and
•the ratio of taxable income to distributions, if any may increase.
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
If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At March 2, 2021, our general partner and its affiliates own approximately 20.8% of our common units.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for any and all of our obligations as if they were a general partner if:
•a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•unitholders’ right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.
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
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships, including the repeal of the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Moreover, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly-traded partnerships.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
The Heritage Group, which along with the family of our chairman and certain of their affiliates owns an approximate 20.8% limited partnership interest in us and control our general partner, has stated publicly that it is considering, and may, from time to time, formulate plans or proposals for various alternatives with respect to their investment in us, including, without limitation, potential consolidation, acquisitions or sales of assets or common units or changes to our capital structure, and hold discussions with or make formal proposals to us, other holders of common units or other third parties regarding such matters. If we were to convert to a corporation, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions would generally be taxed again to our shareholders as dividends to the extent of our current and accumulated earnings and profits, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution could be substantially reduced. Please read “Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.” In addition, a conversion transaction could in some circumstances itself be a taxable event for our unitholders.

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
In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,” discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.
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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulation further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult a tax advisor before investing in our common units.
We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, some of our operations are currently conducted through subsidiaries that are organized as corporations for U.S. federal income tax purposes. The taxable income, if any, of such subsidiaries are subject to corporate-level U.S. federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced. The income tax return filing positions taken by these corporate subsidiaries require significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by these subsidiaries is fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.
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
Unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
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
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for a description of our current regulatory matters related to the environment, health and safety. Additionally, the information provided under Note 8 - “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common units are quoted and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CLMT.” As of March 2, 2021, there were approximately 32 unitholders of record of our common units. As of March 2, 2021, there were 78,640,380 common units outstanding. The last reported sale price of our common units by NASDAQ on March 2, 2021, was $4.35.
Cash Distribution Policy
General. Within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement), if any, to unitholders of record on the applicable record date.
Available Cash. Available cash generally means, for any quarter, all cash on hand at the end of the quarter:
•less the amount of cash reserves established by our general partner to:
•provide for the proper conduct of our business;
•comply with applicable law, any of our debt instruments or other agreements; and
•provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.
•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter for which the determination is being made. Working capital borrowings are generally borrowings that will be made under our revolving credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
Cash Distribution Policy. We distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 in aggregate per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, since April 2016, we have not paid, and there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Please read “— Distribution Suspension.” Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our debt instruments, including our Credit Agreement and the indentures governing our 2022 Notes, 2023 Notes, 2024 Notes and 2025 Notes. Please read Note 10 - “Long-term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the restrictions in our debt instruments that restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 1,604,904 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned no incentive distribution rights for the years ended December 31, 2020 and 2019.

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
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2020 and 2019. In addition, as discussed in Note 5 to the Consolidated Financial Statements, we closed the San Antonio Transaction on November 10, 2019. The historical results of operations of the San Antonio Refinery are contained in our financial position and results through November 10, 2019. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes of the Company included elsewhere in this Annual Report.
Overview
We are a leading independent producer of high-quality, specialty hydrocarbon products in North America. We are headquartered in Indianapolis, Indiana, and own specialty and fuel products facilities primarily located in northwest Louisiana, northern Montana, western Pennsylvania, Texas and eastern Missouri. We own and lease additional facilities, primarily related to production and distribution of our products throughout the United States (“U.S.”). Our business is organized into three segments: our core specialty products segment, fuel products segment and corporate segment. In our specialty products segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes, synthetic lubricants, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for various industrial and consumer-facing applications. We also blend, package, and market specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. In our fuel products segment, we process crude oil into a variety of fuel and fuel-related products, including gasoline, diesel, jet fuel, asphalt and other products, and from time to time resell purchased crude oil to third-party customers. Our corporate segment primarily consists of general and administrative expenses not allocated to the specialty products or fuel products segments. Please read Note 20 - “Segments and Related Information” under Part II, Item 8 “Financial Statements and Supplementary Data” for further information. On February 16, 2021, the Company announced plans to re-segment its financial reporting starting in 2021. Please read Note 21 - “Subsequent Events” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.
2020 Update
Outlook and Trends
The COVID-19 pandemic negatively impacted the global economy, creating significant volatility and disruption of markets that directly impacted Calumet. At Calumet, safety comes first and we have developed and successfully executed a plan to manage health and safety risks and business continuity to protect our workforce and business during the COVID-19 pandemic. In addition to the impacts from COVID-19, dramatic fluctuations in international oil production contributed to a sharp drop in prices for crude oil and refined products in the first half of 2020. As local state governments began to lift COVID-19 related restrictions in the second half of 2020, economic conditions began to recover. Below are factors that impacted our results of operations during 2020:
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
•The average price per barrel of New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) crude oil decreased approximately 31% in 2020 as compared to 2019.
•In 2020, Canadian sour crude traded at a tighter spread to NYMEX WTI as compared to 2019. Processing crude oils based on Western Canadian Select (“WCS”) and other cost-advantaged crude continues to be an advantage.
•Our average feedstock runs were 84,829 barrels per day (“bpd”) in 2020, compared to 103,603 bpd in 2019. The decrease is primarily attributed to the divestment of the San Antonio refinery with a capacity of 21,000 bpd, termination of third-party naphthenic lubricating oils production in the fourth quarter of 2019, and general economic optimization given narrow fuels margins. We intend to improve utilization rates by minimizing unplanned downtime at our facilities, while optimizing economics.

•Our specialty product margins have remained relatively stable but certain of our end markets are susceptible to changes in Gross Domestic Product. Over the long term, we continue to consider our specialty products segment our core business and subject to economic conditions and available liquidity, we plan to seek appropriate ways to further invest in our specialty products segment.
•It is not possible to predict what future Renewable Identification Numbers (“RINs”) costs may be given the volatile price of RINs but we continue to anticipate that RINs have the potential to remain a significant expense for our fuel products segment (exclusive of the favorable impact of exemptions received). The average 2020 RINs market price increased more than 200% relative to the average 2019 RINs price, negatively impacting our financial results. Please read Item 7 “Management’s Discussion and Analysis - Renewable Fuels Standard Update” below for additional information.
•We continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of deleveraging and focusing more directly on specialty products. In addition, we may also consider the disposition of certain core assets or businesses, to the extent such a transaction would improve our capital structure or otherwise be accretive to the Company. There can be no assurance as to the timing or success of any such potential transaction, or any other transaction, or that we will be able to sell such assets or businesses on satisfactory terms, if at all. In addition, as economic conditions improve, we may seek acquisitions of assets that management believes will be financially accretive and consistent with our strategic goals.
To meet the economic challenges of 2020, we reduced our fixed and variable costs associated with cost of sales, restructured our organization to match activity where necessary, and reduced our planned capital investment program by more than 30%, keeping our focus on prudent replacement, maintenance and turnaround projects.
Contingencies
For a summary of litigation and other contingencies, please read Note 8 — “Commitments and Contingencies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.
Financial Results
We reported a net loss of $149.0 million in 2020, versus a net loss of $43.6 million in 2019. We reported Adjusted EBITDA (as defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures”) of $141.5 million in 2020, versus $262.8 million in 2019. We generated cash from operating activities of $62.8 million in 2020, versus $191.9 million in 2019.
Please read Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures” for a reconciliation of EBITDA and Adjusted EBITDA to Net Loss, our most directly comparable financial performance measure calculated and presented in accordance with GAAP.
Specialty products segment Adjusted EBITDA was $238.0 million in 2020 compared to $207.9 million in the prior year, representing growth in the most challenging of conditions. Specialty products segment Adjusted EBITDA Margin grew to 21.2% in 2020 from 15.4% in 2019. Segment results were impacted by softer demand due to the COVID-19 pandemic in 2020, but the impact was largely offset from stronger margins in both the specialty oils and waxes business and the finished lubricants and chemicals business. Continued focus on cost improvements in fixed operating, transportation and SG&A contributed to the segment’s performance. Results were also impacted by a $7.8 million unfavorable LCM inventory adjustment in 2020 compared to a $9.5 million favorable LCM inventory adjustment in 2019, as well as $3.9 million of losses related to the liquidation of LIFO inventory layers in 2020 compared to $2.8 million of gains in 2019. Specialty products represented approximately 26% of total production in 2020, compared to 24% in 2019.
Fuel products segment Adjusted EBITDA was negative $30.3 million in 2020 compared to positive $152.5 million in 2019. Fuel products segment results for fiscal year 2020 were impacted by decreased sales volumes, weaker U.S. Gulf Coast crack spreads, a tightening in the average pricing discount between WCS and NYMEX WTI of $3 per barrel when compared to the prior year, and increasing RINs prices. Results were also impacted by a $16.2 million unfavorable LCM inventory adjustment in 2020 compared to a $26.3 million favorable LCM inventory adjustment in 2019, as well as $0.6 million of losses related to the liquidation of LIFO inventory layers in 2020 compared to $3.2 million of gains in 2019. Fuel products represented approximately 74% of total production during the year, compared to 76% in 2019.
Corporate segment Adjusted EBITDA was negative $66.2 million in 2020 versus negative $97.6 million in 2019, due primarily to cost reductions in outside services and corporate staffing.

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
Business Divestitures
In March 2019, we sold our interest in Biosyn Holdings, LLC (“Biosyn”) to The Heritage Group, a related party, for total proceeds of $5.0 million which was recorded in the “other” component of other income (expense) in the consolidated statements of operations.
In November 2019, we completed the sale of all of the issued and outstanding membership interests in Calumet San Antonio Refining, LLC, which owned the San Antonio Refinery. The sale included the refinery and related assets, including associated hydrocarbon inventories, a crude oil terminal and pipeline to Starlight Relativity Acquisition Company LLC (“Starlight”), a Delaware limited liability company (the “San Antonio Transaction”). Total consideration received was $59.1 million, which consisted of a base sales price of $63.0 million minus an adjustment of $3.9 million for net working capital, inventories and reimbursement of certain transaction costs. The San Antonio refinery was included in the Company’s fuel products segment. The Company recognized a net loss of $8.7 million in gain (loss) on sale of business in the consolidated statements of operations for the year ended December 31, 2019, related to the San Antonio Transaction. In February 2020, the Company and Starlight agreed to the final purchase price adjustment payment related to net working capital and inventory to Starlight of $6.9 million, which is reflected in the net loss recognized by the Company for the year ended December 31, 2019.
In connection with the San Antonio Transaction, the Partnership, Calumet San Antonio, TexStar Midstream Logistics, L.P. (“TexStar”), TexStar Midstream Logistics Pipeline, LP and Tailwater Capital, LLC entered into a Settlement and Release Agreement (the “Settlement Agreement”), pursuant to which the Partnership agreed to pay TexStar and its affiliates a cash payment of $1.0 million and the parties mutually agreed to dismiss the litigation and release each other with respect to the legal dispute relating to the termination of the Throughput and Deficiency Agreement (the “Pipeline Agreement”). As a result of the Settlement Agreement, we derecognized the $38.1 million liability related to the Pipeline Agreement, which was included in the Gain (loss) on sale of business calculation for the San Antonio Transaction.
Liquidity Update
As of December 31, 2020, we had total liquidity of $263.8 million comprised of $109.4 million of cash and $154.4 million of availability under our revolving credit facility. As of December 31, 2020, our revolving credit facility had a $286.1 million borrowing base, $23.7 million in outstanding standby letters of credit and $108.0 million outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, anticipated capital expenditures and contingencies. Please read Item 7 “Management’s Discussion and Analysis - Liquidity and Capital Resources” and Part I, Item 1A. “Risk Factors” for additional information.
In 2020, we consummated a transaction whereby we exchanged approximately $200.0 million aggregate principal amount of our outstanding 2022 Notes for $200.0 million aggregate principal amount of newly issued 2024 Secured Notes (the “Exchange Transaction”).
In 2019, we redeemed $900 million in aggregate principal amount of our 6.50% Notes due April 2021 (“2021 Notes”) with the net proceeds from the issuance of $550.0 million of 11.00% senior notes due 2025 (“2025 Notes”), together with borrowings under our revolving credit facility and cash on hand. In conjunction with the redemption, we incurred net, debt extinguishment costs of $2.2 million.
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
For the year ended December 31, 2020, our non-cash RINs expense was $100.9 million, as compared to a RINs gain for the year ended December 31, 2019 of $6.0 million. Our annual gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 80 million RINs spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations exclude our own renewables blending as well as the potential for any subsequent hardship waivers.

In August 2019, the EPA granted our fuel product refineries a “small refinery exemption” under the RFS for the compliance year 2018, as provided for under the Clean Air Act (“CAA”), as amended. In granting those exemptions, the EPA, in consultation with the Department of Energy, determined that for the compliance year 2018, compliance with the RFS would represent a “disproportionate economic hardship” for these small refineries. The RINs exemption resulted in a decrease in the RINs Obligation and was recorded as a reduction to cost of sales in the consolidated statements of operations for the year ended December 31, 2019.
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
Key Performance Measures
Our sales and net loss are principally affected by demand for specialty products and fuel products, price of raw materials, prevailing crack spreads for fuel products, the price of natural gas used as fuel in our operations and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty petroleum products and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price changes so that we can meet our debt service and capital expenditure requirements despite fluctuations in crude oil and fuel products prices. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods for quantities that do not exceed our projected purchases of crude oil and sales of fuel products. Please read Note 11 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
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

Results of Operations
The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased fuel product blendstocks, such as ethanol and biodiesel, and the resale of crude oil in our fuel products segment. The historical results of operations of the San Antonio Refinery are included through the effective date of its disposition, November 10, 2019.

	Year Ended December 31,
	2020	2019
	(In bpd)
Total sales volume (1)	86,727	104,734
Total feedstock runs (2)	84,829	103,603
Total facility production: (3)
Specialty products:
Lubricating oils	10,143	11,506
Solvents	6,819	7,526
Waxes	1,318	1,315
Packaged and synthetic specialty products (4)	1,381	1,540
Other	1,697	1,764
Total specialty products	21,358	23,651
Fuel products:
Gasoline	18,074	22,877
Diesel	24,054	28,709
Jet fuel	3,645	4,506
Asphalt, heavy fuel oils and other	14,324	20,286
Total fuel products	60,097	76,378
Total facility production (3)	81,455	100,029

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
The decrease in total sales volume in 2020 compared to 2019, is due primarily to the sale of the San Antonio refinery, the terminated third-party naphthenic lubricating oil production arrangement, intentional Stock-Keeping Unit (“SKU”) rationalization and elimination of low margin toll processing, and softened demand due to the COVID-19 pandemic.
(2)Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
The decrease in total feedstock runs in 2020 compared to 2019 is due primarily to the sale of the San Antonio refinery, the terminated third-party naphthenic lubricating oil production arrangement, terminated low margin tolling of packaged and synthetic products, and softened demand due to the COVID-19 pandemic.
(3)Total facility production represents the barrels per day of specialty products and fuel products yielded from processing feedstocks at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
The changes in total facility production in 2020 over 2019 are due primarily to the sale of the San Antonio refinery and the operational items discussed above.
(4)Represents production of finished lubricants and specialty chemicals products, including the products from our Royal Purple, Bel-Ray and Calumet Packaging facilities.

The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net loss and Net cash provided by operating activities, our most directly comparable financial performance and liquidity measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

	Year Ended December 31,
	2020	2019
	(In millions)
Sales	$2,268.2	$3,452.6
Cost of sales	2,058.1	3,000.9
Gross profit	210.1	451.7
Operating costs and expenses:
Selling	47.8	53.1
General and administrative	91.1	136.7
Transportation	111.0	122.9
Taxes other than income taxes	9.8	20.5
Loss on impairment and disposal of assets	6.8	37.0
(Gain) loss on sale of business, net	(1.0)	8.7
Other operating (income) expense	16.5	(3.5)
Operating income (loss)	(71.9)	76.3
Other income (expense):
Interest expense	(125.9)	(134.6)
Debt extinguishment costs	—	(2.2)
Gain on derivative instruments	52.4	9.0
Gain from unconsolidated affiliates	—	3.8
Gain on sale of unconsolidated affiliates	—	1.2
Other income (expense)	(2.5)	3.4
Total other expense	(76.0)	(119.4)
Net loss before income taxes	(147.9)	(43.1)
Income tax expense	1.1	0.5
Net loss	$(149.0)	$(43.6)
EBITDA	$83.1	$201.6
Adjusted EBITDA	$141.5	$262.8
Distributable Cash Flow	$(34.7)	$62.2

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
We define Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss), (g) LCM inventory adjustments; (h) the impact of liquidation of inventory layers calculated using the LIFO method; and (i) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
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
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.
The definition of Adjusted EBITDA presented in this Annual Report is consistent with the calculation of “Consolidated Cash Flow” contained in the indentures governing our 2022, 2023, 2024 and 2025 Notes (as defined in this Annual Report). We are required to report Consolidated Cash Flow to the holders of our 2022, 2023, 2024 and 2025 Notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read “Liquidity and Capital Resources — Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.

EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to Net loss, Operating income (loss), Net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA and Distributable Cash Flow, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA and Distributable Cash Flow are only three of several measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA and Distributable Cash Flow in the same manner.
The following tables present a reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow; Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities and Segment Adjusted EBITDA to EBITDA and Net loss, and our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Year Ended December 31,
	2020	2019
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(149.0)	$(43.6)
Add:
Interest expense	125.9	134.6
Depreciation and amortization	105.1	110.1
Income tax expense	1.1	0.5
EBITDA	$83.1	$201.6
Add:
LCM / LIFO (gain) loss	$28.5	$(41.8)
Unrealized (gain) loss on derivative instruments	(2.8)	26.1
Debt extinguishment costs	—	2.2
Amortization of turnaround costs	14.6	19.3
Loss on impairment and disposal of assets (3)	6.8	37.0
Gain on sale of unconsolidated affiliate	—	(1.2)
(Gain) loss on sale of business, net	(1.0)	8.7
Other non-recurring expenses	2.4	3.5
Equity based compensation and other items	9.9	7.4
Adjusted EBITDA (4)	$141.5	$262.8
Less:
Replacement and environmental capital expenditures (1)	$31.8	$50.0
Cash interest expense (2)	119.9	128.5
Turnaround costs	23.4	17.8
Gain from unconsolidated affiliates	—	3.8
Income tax expense	1.1	0.5
Distributable Cash Flow	$(34.7)	$62.2

	Year Ended December 31,
	2020	2019
	(In millions)
Reconciliation of Distributable Cash Flow, Adjusted EBITDA and EBITDA to Net cash provided by operating activities:
Distributable Cash Flow	$(34.7)	$62.2
Add:
Replacement and environmental capital expenditures (1)	31.8	50.0
Cash interest expense (2)	119.9	128.5
Turnaround costs	23.4	17.8
Gain from unconsolidated affiliates	—	3.8
Income tax expense	1.1	0.5
Adjusted EBITDA (4)	$141.5	$262.8
Less:
LCM / LIFO (gain) loss	$28.5	$(41.8)
Unrealized (gain) loss on derivative instruments	(2.8)	26.1
Debt extinguishment costs	—	2.2
Amortization of turnaround costs	14.6	19.3
Loss on impairment and disposal of assets (3)	6.8	37.0
Gain on sale of unconsolidated affiliate	—	(1.2)
(Gain) loss on sale of business, net	(1.0)	8.7
Other non-recurring expenses	2.4	3.5
Equity based compensation and other items	9.9	7.4
EBITDA	$83.1	$201.6
Add:
Unrealized (gain) loss on derivative instruments	$(2.8)	$26.1
Cash interest expense (2)	(119.9)	(128.5)
(Gain) loss on sale of business, net	(1.0)	8.7
Other non-recurring expenses	2.4	3.5
Loss on impairment and disposal of assets (3)	6.8	37.0
Lower of cost or market inventory adjustment	24.0	(35.6)
Equity-based compensation	5.5	5.9
Gain from unconsolidated affiliates	—	(3.8)
Gain on sale of unconsolidated affiliate	—	(1.2)
Amortization of turnaround costs	14.6	19.3
Income tax expense	(1.1)	(0.5)
Debt extinguishment costs	—	2.2
Changes in assets and liabilities:
Accounts receivable	25.5	(37.0)
Inventories	14.0	16.3
Other current assets	0.6	4.5
Turnaround costs	(23.4)	(17.8)
Derivative activity	—	(0.3)
Other assets	—	(0.1)
Accounts payable	(38.1)	71.3
Accrued interest payable	(1.0)	1.5
Other liabilities	77.1	22.6
Other	(3.5)	(3.8)
Net cash provided by operating activities	$62.8	$191.9

	Year Ended December 31,
	2020	2019
	(In millions)
Reconciliation of Segment Adjusted EBITDA to EBITDA and Net loss:
Segment Adjusted EBITDA:
Corporate Adjusted EBITDA	$(66.2)	$(97.6)
Specialty products Adjusted EBITDA	238.0	207.9
Fuel products Adjusted EBITDA	(30.3)	152.5
Total segment Adjusted EBITDA(4)	$141.5	$262.8
Less:
LCM / LIFO (gain) loss	$28.5	$(41.8)
Unrealized (gain) loss on derivative instruments	(2.8)	26.1
Debt extinguishment costs	—	2.2
Amortization of turnaround costs	14.6	19.3
Loss on impairment and disposal of assets (3)	6.8	37.0
Gain on sale of unconsolidated affiliate	—	(1.2)
(Gain) loss on sale of business, net	(1.0)	8.7
Other non-recurring expenses	2.4	3.5
Equity based compensation and other items	9.9	7.4
EBITDA	$83.1	$201.6
Less:
Interest expense	$125.9	$134.6
Depreciation and amortization	105.1	110.1
Income tax expense	1.1	0.5
Net loss	$(149.0)	$(43.6)

(1)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(2)Represents consolidated interest expense less non-cash interest expense.
(3)Impairment charges for 2019 primarily relate to $25.4 million of impairment charges related to an cost method investment.
(4)Total segment Adjusted EBITDA includes the non-cash impact of the following LCM inventory adjustments and gains (losses) related to the liquidation of LIFO inventory layers.

	2020	2019
	(In millions)
LCM gain (loss) impact	$(24.0)	$35.8
Liquidation of LIFO layers gain (loss) impact	$(4.5)	$6.0

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019
Sales. Sales decreased $1,184.4 million, or 34.3%, to $2,268.2 million in 2020 from $3,452.6 million in 2019. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2020	2019	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty products:
Lubricating oils	$473.4	$593.1	(20.2)%
Solvents	236.2	325.9	(27.5)%
Waxes	129.1	119.3	8.2%
Packaged and synthetic specialty products (1)	234.2	230.8	1.5%
Other (2)	51.4	85.0	(39.5)%
Total specialty products	$1,124.3	$1,354.1	(17.0)%
Total specialty products sales volume (in barrels)	8,183,000	9,087,000	(9.9)%
Average specialty products sales price per barrel	$137.39	$149.02	(7.8)%
Fuel products:
Gasoline	$379.8	$679.6	(44.1)%
Diesel	475.8	859.1	(44.6)%
Jet fuel	70.2	134.6	(47.8)%
Asphalt, heavy fuel oils and other (3)	218.1	425.2	(48.7)%
Total fuel products	$1,143.9	$2,098.5	(45.5)%
Total fuel products sales volume (in barrels)	23,559,000	29,141,000	(19.2)%
Average fuel products sales price per barrel	$48.55	$72.01	(32.6)%
Total sales	$2,268.2	$3,452.6	(34.3)%
Total specialty and fuel products sales volume (in barrels)	31,742,000	38,228,000	(17.0)%

(1)Represents packaged and synthetic specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.
(2)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities and (b) polyolester synthetic lubricants produced at the Missouri facility.
(3)Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Shreveport, Great Falls and formerly owned San Antonio refineries and crude oil sales to third-party customers.
The components of the $229.8 million specialty products segment sales decrease in 2020 were as follows:

Dollar Change
(In millions)
Sales price	$(95.2)
Volume	(134.6)
Total Specialty Products segment sales decrease	$(229.8)
Specialty products segment sales for 2020 decreased $229.8 million, or 17.0%, primarily due to a decrease in the average selling price per barrel as well as lower sales volumes. The decrease in volume was a result of softened demand due to the COVID-19 pandemic, planned turnaround activity at our Princeton refinery, unplanned downtime at multiple third party facilities in the third quarter of 2020 due to Hurricane Laura, and the intentional reduction of low margin SKUs, including the termination of a third-party naphthenic lubricating oil production agreement. The average selling price per barrel decreased by $11.63 per barrel primarily due to the 31% reduction in average crude oil prices year over year.

The components of the $954.6 million fuel products segment sales decrease in 2020 were as follows:

Dollar Change
(In millions)
Sales price	$(553.1)
Divestiture impact	(389.9)
Volume	(11.6)
Total Fuel Products segment sales decrease	$(954.6)
Fuel products segment sales for 2020 decreased $954.6 million, or 45.5%, due to the divestiture of the San Antonio refinery in the fourth quarter of 2019, a decrease in the average selling price per barrel, and a decrease in sales volumes. The decrease in the average selling price per barrel was primarily due to the 31% reduction in average crude oil prices year over year resulting from the COVID-19 pandemic.
Gross Profit. Gross profit decreased $241.6 million, or 53.5%, to $210.1 million in 2020 from $451.7 million in 2019. Gross profit for our specialty and fuel products segments was as follows:

	Year Ended December 31,
	2020	2019	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty products:
Gross profit	$329.2	$324.8	1.4%
Percentage of sales	29.3%	24.0%	5.3%
Specialty products gross profit per barrel	$40.23	$35.74	12.6%
Fuel products:
Gross profit (loss)	$(119.1)	$126.9	(193.9)%
Percentage of sales	(10.4)%	6.0%	(16.4)%
Fuel products gross profit (loss) per barrel	$(5.06)	$4.35	(216.3)%
Total gross profit	$210.1	$451.7	(53.5)%
Percentage of sales	9.3%	13.1%	(3.8)%
The components of the $4.4 million increase in the specialty products segment gross profit for 2020, as compared to 2019, were as follows:

Dollar Change
(In millions)
2019 reported gross profit	$324.8
Sales price	(95.2)
Operating costs	15.4
LCM / LIFO inventory adjustments	(24.0)
Volume	(52.8)
Cost of materials	161.0
2020 reported gross profit	$329.2
The increase in specialty products segment gross profit of $4.4 million year over year was primarily due to a $65.8 million favorable net impact of increased product margins and lower operating costs of $15.4 million. The increase in gross profit was partially offset by a $52.8 million negative impact from decreased volumes as a result of the softened demand and the termination of third-party naphthenic lubricating oils production, as well as a $24.0 million unfavorable impact of non-cash LCM and LIFO inventory adjustments for the year ended 2020 in comparison to 2019.

The components of the $246.0 million decrease in the fuel products segment gross profit (loss) for 2020, as compared to 2019, were as follows:

Dollar Change
(In millions)
2019 reported gross profit	$126.9
Sales price	(553.1)
RINs	(104.0)
Operating costs	12.4
Divestiture impact	(12.0)
Volume	(2.4)
LCM / LIFO inventory adjustments	(45.0)
Cost of materials	458.1
2020 reported gross profit (loss)	$(119.1)
The decrease in fuel products segment gross profit (loss) of $246.0 million year over year was primarily due to an increase in RINs expense of $104.0 million, a $95.0 million unfavorable net impact of lower margins, the absence of the gross profit generated by the San Antonio refinery in the prior year, which was divested in fourth quarter of 2019, and a $45.0 million unfavorable impact of non-cash LCM and LIFO inventory adjustments. The unfavorable change in gross profit (loss) was partially offset by a $12.4 million decrease in operating costs in 2020 in comparison to 2019.
General and administrative. General and administrative expenses decreased $45.6 million, or 33.4%, to $91.1 million in 2020 from $136.7 million in 2019. The decrease was due primarily to a $35.9 million decrease in professional services fees, a $12.0 million decrease labor and benefits, and a $2.1 million decrease in travel and entertainment expenses, partially offset by a $0.6 million increase in insurance expense. The overall decrease in general and administrative expenses was driven by the cost reduction plan implemented at the beginning of 2020, which was designed to right-size general and administrative spending consistent with Phase II of our previously announced self-help program.
Transportation. Transportation decreased $11.9 million, or 9.7%, to $111.0 million in 2020 from $122.9 million in 2019. The decrease was primarily due to outbound freight expense decreasing in line with the overall decrease in sales volumes.
Taxes other than income taxes. Taxes other than income taxes decreased $10.7 million, or 52.2%, to $9.8 million in 2020 from $20.5 million in 2019. The decrease is primarily due to lower property taxes resulting from refunds on our Great Falls refinery for years 2017, 2018 and 2019 and a lower assessment for 2020.
Loss on impairment and disposal of assets. Loss on impairment and disposal of assets decreased $30.2 million, to $6.8 million in 2020. Loss on impairment and disposal of assets in the current year primarily consisted of a $5.1 million write-off of an other receivable for the remaining payment related to the sale of Anchor Drilling Fluids USA, LLC in 2017. Loss on impairment and disposal of assets in the prior year primarily consisted of $10.7 million for the Company’s cease of use of the assets associated with the TexStar Midstream Logistics, L.P. Throughput and Deficiency Agreement and $25.4 million in impairment charges for the Company’s investment in FHC.
(Gain) loss on sale of business, net. (Gain) loss on sale of business, net increased $9.7 million, or 111.5%, to a gain of $1.0 million in 2020, compared to a loss of $8.7 million in 2019. The gain in the current year is the result of certain post-closing adjustments related to the sale of the San Antonio refinery. The loss in 2019 is the result of our divestment of the refinery in San Antonio, Texas.
Other operating (income) expense. Other operating (income) expense decreased $20.0 million to expense of $16.5 million in 2020 compared to income of $3.5 million in 2019. The change was primarily due to $10.4 million of RINs expense associated with the San Antonio refinery for the 2019 compliance period as well as increased environmental expenses of $1.2 million.
Interest expense. Interest expense decreased $8.7 million, or 6.5%, to $125.9 million in 2020 from $134.6 million in 2019. The decrease is due primarily to lower financing costs related to our Supply and Offtake Agreements, partially offset by higher interest related to our 2025 Notes.
Gain on derivative instruments. There was a $52.4 million gain on derivative instruments in 2020, compared to a $9.0 million gain in the same period in 2019. The increase in the gain on derivative instruments was largely driven by WCS crude oil basis swaps (both realized and unrealized) that locked in WCS/WTI differentials greater than the average market differential during 2020 in comparison to 2019.

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
In 2020, we consummated a transaction whereby we exchanged approximately $200.0 million aggregate principal amount of our outstanding 2022 Notes for $200.0 million aggregate principal amount of newly issued 2024 Secured Notes (the “Exchange Transaction”).
In 2019, we redeemed all of the 2021 Notes with the net proceeds from the issuance of the 2025 Notes, together with borrowings under the Company’s revolving credit facility and cash on hand. In conjunction with the redemption, the Company incurred debt extinguishment costs of $2.2 million, net. Also in 2019, we sold our interest in Biosyn to The Heritage Group, a related party, for total proceeds of $5.0 million. Lastly, in 2019, we received $59.1 million in cash for the San Antonio Transaction.
We expect to fund planned capital expenditures in 2021 of approximately $60 million to $70 million primarily with cash on hand and cash flows from operations. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
The borrowing base on our revolving credit facility decreased from approximately $401.9 million as of December 31, 2019, to approximately $286.1 million at December 31, 2020, resulting in a corresponding decrease in our borrowing availability from approximately $359.4 million at December 31, 2019, to approximately $154.4 million at December 31, 2020. Total liquidity, consisting of unrestricted cash and available funds under our revolving credit facility, decreased from $378.5 million at December 31, 2019 to $263.8 million at December 31, 2020.
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures. We continue to seek to lower our operating costs, selling expenses and general and administrative expenses as a means to further improve our cash flow from operations with the objective of having our cash flow from operations support all of our capital expenditures and interest payments. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that do not qualify as cash flow hedges are recorded in unrealized gain (loss) on derivative instruments until settlement and will impact operating cash flow in the period settled.

The following table summarizes our primary sources and uses of cash in each of the most recent two years:

	Year Ended December 31,
	2020	2019
	(In millions)
Net Cash provided by operating activities	$62.8	$191.9
Net Cash provided by (used in) investing activities	(46.3)	14.5
Net Cash provided by (used in) financing activities	73.8	(343.0)
Net increase (decrease) in cash and cash equivalents	$90.3	$(136.6)
Operating Activities. Operating activities provided cash of $62.8 million during 2020 compared to providing cash of $191.9 million during 2019. The change was impacted by decreased net income of $105.4 million and an increase in working capital requirements of $6.4 million from the comparative period.
Investing Activities. Cash provided by (used) in investing activities decreased to cash used in investing activities of $46.3 million in 2020 compared to cash provided by investing activities of $14.5 million in 2019. The decrease is primarily due to absence of the $55.1 million proceeds we received for the sale of the San Antonio refinery in 2019, as well as decreased proceeds from the sale of property, plant and equipment of $3.6 million in 2020 vs. 2019.
Financing Activities. Financing activities provided cash of $73.8 million during 2020 compared to using cash of $343.0 million during 2019. The increase is primarily due to an increase in net proceeds from borrowing under our revolving credit facility of $108.0 million, as well as a decrease in repayments for borrowings on our senior note of $898.5 million, partially offset by a $49.1 million change in our net position for proceeds made and payments received in the current year in comparison to the prior year as it relates to our Supply and Offtake Agreements.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2020	2019
	(In millions)
Capital improvement expenditures	$10.8	$15.1
Replacement capital expenditures	19.9	34.9
Environmental capital expenditures	6.1	15.1
Turnaround capital expenditures	17.1	24.1
Total	$53.9	$89.2

2021 Capital Spending Forecast
We are forecasting total capital expenditures of approximately $60 million to $70 million in 2021. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities
As of December 31, 2020, our primary debt and credit instruments consisted of:
•$600.0 million senior secured revolving credit facility maturing in February 2023, subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
•$150.0 million of 7.625% Senior Notes due 2022 (“2022 Notes”);
•$325.0 million of 7.75% Senior Notes due 2023 (“2023 Notes”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”); and
•$550.0 million of 11.00% Senior Notes due 2025 (“2025 Notes”).
We were in compliance with all covenants under our debt instruments in place as of December 31, 2020, and believe we have adequate liquidity to conduct our business.
Inventory Financing
Please refer to Note 9 - “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding our Supply and Offtake Agreements.
Short-Term Liquidity
As of December 31, 2020, our principal sources of short-term liquidity were (i) approximately $154.4 million of availability under our revolving credit facility, (ii) inventory financing agreements related to our Great Falls and Shreveport refineries and (iii) $109.4 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, please read Note 10 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2020, we had $150.0 million in 2022 Notes, $325.0 million in 2023 Notes, $200.0 million in 2024 Secured Notes, and $550.0 million in 2025 Notes outstanding. On December 31, 2019, we had $350.0 million in 2022 Notes, $325.0 million in 2023 Notes, and $550.0 million in 2025 Notes outstanding.
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
On February 12, 2021, we entered into a sale and leaseback transaction with Stonebriar Commercial Finance LLC (“Stonebriar”), whereby we sold and leased back certain of our fuels terminal assets at the Shreveport refinery. Please read Note 21 - “Subsequent Events” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2020. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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
Additionally, we have a collateral trust agreement (the “Collateral Trust Agreement”) which governs how secured hedging counterparties and holders of the 2024 Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Notes. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, we have the ability to add secured hedging counterparties from time to time.
Credit Ratings
The ratings on our senior unsecured notes by S&P of B- remained unchanged from the prior year. In July 2019, Moody’s upgraded our Company rating from Caa1 to B3, and our senior unsecured bond rating from Caa2 to Caa1, with a stable outlook. The ratings on our senior unsecured notes by Fitch of B- remained unchanged from the prior year. Our 2024 Secured Notes issued in 2020 are rated B1 by Moody’s, B+ by S&P, and BB- by Fitch.
Equity Transactions
In April 2016, the board of directors of our general partner suspended payment of our quarterly cash distribution. The board of directors of our general partner will continue to evaluate our ability to reinstate the distribution.
Seasonality Impacts on Liquidity
The operating results for the fuel products segment, including the asphalt products we produce, generally follow seasonal demand trends. Asphalt demand is generally lower in the first and fourth quarters of the year, as compared to the second and third quarters, due to the seasonality of the road construction and roofing industries we supply. Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. In addition, our natural gas costs can be higher during the winter months, as demand for natural gas as a heating fuel increases during the winter. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year due to seasonality related to these and other products that we produce and sell.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet transactions during fiscal year 2020.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgements and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Considerable judgement is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgements in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgements on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented in Note 2 to our consolidated financial statements in Part II, Item 8.
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements for the years ended December 31, 2020 and 2019. These consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions given the level of complexity and subjectivity involved in forming these estimates.
We consider an accounting estimate to be critical if:
•The accounting estimate requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; and
•We reasonably could have used different estimates in the current period, or changes in these estimates are reasonably likely to occur from period to period as new information becomes available, and a change in these estimates would have a material impact on our financial condition or results from operations.
Valuation of Goodwill
We assess goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company tests goodwill either quantitatively or qualitatively for impairment.
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
Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:
•The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, planned utilization rates, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s planning and capital investment reviews and include recent historical prices and published forward prices.
•The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible.
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
The most likely factors that would significantly impact our financial projections are changes in customer demand levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of our goodwill as of October 1, 2020 were reasonable.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors of Calumet GP, LLC
General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2021 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the account or disclosure to which they relate.

Valuation of Goodwill

Description of the Matter
At December 31, 2020, the Company’s goodwill was $173.0 million. As described in Notes 2 and 7 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Company performs its annual goodwill impairment testing on October 1 of each year.

Auditing management’s annual goodwill impairment test was complex and highly judgmental because the estimates underlying the determination of fair value of the reporting units involves management’s judgments on significant assumptions. In particular, management estimates fair value using the income approach which is sensitive to certain significant assumptions, such as forecasted revenue and related revenue growth rate, earnings before interest, taxes, depreciation and amortization (EBITDA), the discount rate commensurate with the risks involved and future capital requirements.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions discussed herein. For example, we compared the significant assumptions in the prospective financial data used by management to current industry and economic trends and historical performance. We assessed the reasonableness of the forecasted future revenue growth rate and EBITDA by comparing the forecasts to historical results. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in the evaluation of the fair value methodology and significant assumptions in the fair value estimate. We further tested the completeness and accuracy of the underlying data used in the fair value estimate.

We have served as the Company’s auditor since 2002.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 3, 2021

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2020	2019
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$109.4	$19.1
Accounts receivable, net:
Trade, less allowance for credit losses of $0.8 million and $0.9 million, respectively	152.4	175.0
Other	8.0	13.5
	160.4	188.5
Inventories	254.9	292.6
Derivative assets	—	0.9
Prepaid expenses and other current assets	10.2	11.0
Total current assets	534.9	512.1
Property, plant and equipment, net	919.8	973.5
Goodwill	173.0	171.4
Other intangible assets, net	57.6	71.2
Operating lease right-of-use assets	85.8	93.1
Other noncurrent assets, net	37.2	36.5
Total assets	$1,808.3	$1,857.8
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$179.3	$230.2
Accrued interest payable	31.7	32.0
Accrued salaries, wages and benefits	27.6	35.7
Other taxes payable	9.5	11.8
Obligations under inventory financing agreements	98.8	134.3
Other current liabilities	152.0	58.6
Current portion of operating lease liabilities	41.4	60.6
Current portion of long-term debt	2.9	1.8
Derivative liabilities	1.3	—
Total current liabilities	544.5	565.0
Pension and postretirement benefit obligations	9.3	7.9
Other long-term liabilities	18.9	20.8
Long-term operating lease liabilities	44.8	33.0
Long-term debt, less current portion	1,319.4	1,209.5
Total liabilities	1,936.9	1,836.2
Commitments and contingencies
Partners’ capital (deficit):
Limited partners’ interest (78,062,346 units and 77,560,355 units, issued and outstanding at December 31, 2020 and 2019, respectively)	(125.3)	20.2
General partners’ interest	9.0	12.0
Accumulated other comprehensive loss	(12.3)	(10.6)
Total partners’ capital (deficit)	(128.6)	21.6
Total liabilities and partners’ capital (deficit)	$1,808.3	$1,857.8
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(In millions, except unit and per unit data)
Sales	$2,268.2	$3,452.6
Cost of sales	2,058.1	3,000.9
Gross profit	210.1	451.7
Operating costs and expenses:
Selling	47.8	53.1
General and administrative	91.1	136.7
Transportation	111.0	122.9
Taxes other than income taxes	9.8	20.5
Loss on impairment and disposal of assets	6.8	37.0
(Gain) loss on sale of business, net	(1.0)	8.7
Other operating (income) expense	16.5	(3.5)
Operating income (loss)	(71.9)	76.3

Other income (expense):
Interest expense	(125.9)	(134.6)
Debt extinguishment costs	—	(2.2)
Gain on derivative instruments	52.4	9.0
Gain from unconsolidated affiliates	—	3.8
Gain on sale of unconsolidated affiliates	—	1.2
Other income (expense)	(2.5)	3.4
Total other expense	(76.0)	(119.4)
Net loss before income taxes	(147.9)	(43.1)
Income tax expense	1.1	0.5
Net loss	$(149.0)	$(43.6)
Allocation of net loss:
Net loss	$(149.0)	$(43.6)
Less:
General partners’ interest in net loss	(3.0)	(0.9)
Net loss available to limited partners	$(146.0)	$(42.7)
Weighted average limited partner units outstanding:
Basic and diluted	78,369,091	78,212,136
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(1.86)	$(0.55)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
	(In millions)
Net loss	$(149.0)	$(43.6)
Other comprehensive loss:
Cash flow hedges:
Cash flow hedge gain (loss)	(0.2)	0.2
Defined benefit pension and retiree health benefit plans	(1.5)	(3.3)
Foreign currency translation adjustment	—	1.2
Total other comprehensive loss	(1.7)	(1.9)
Comprehensive loss attributable to partners’ capital	$(150.7)	$(45.5)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)		Total
		General Partner	Limited Partners

	(In millions)
Balance at December 31, 2018	$(8.7)	$12.8	$61.6	$65.7
Other comprehensive loss	(1.9)	—	—	(1.9)
Net loss	—	(0.9)	(42.7)	(43.6)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	1.8	1.8
Contributions from Calumet GP, LLC	—	0.1	—	0.1
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
Other comprehensive loss	(1.7)	—	—	(1.7)
Net loss	—	(3.0)	(146.0)	(149.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	1.0	1.0
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(In millions)
Operating activities
Net loss	$(149.0)	$(43.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105.1	110.1
Amortization of turnaround costs	14.6	19.3
Non-cash interest expense	6.0	6.1
Debt extinguishment costs	—	2.2
Unrealized (gain) loss on derivative instruments	(2.8)	26.1
Loss on impairment and disposal of assets	6.8	37.0
Operating lease expense	56.7	78.2
Operating lease payments	(56.8)	(78.2)
Equity based compensation	5.5	5.9
Lower of cost or market inventory adjustment	24.0	(35.6)
Gain from unconsolidated affiliates	—	(3.8)
Gain on sale of unconsolidated affiliates	—	(1.2)
(Gain) loss on sale of business, net	(1.0)	8.7
Other non-cash activities	(1.0)	(0.4)
Changes in assets and liabilities:
Accounts receivable	25.5	(37.0)
Inventories	14.0	16.3
Prepaid expenses and other current assets	0.6	4.5
Derivative activity	—	(0.3)
Turnaround costs	(23.4)	(17.8)
Other assets	—	(0.1)
Accounts payable	(38.1)	71.3
Accrued interest payable	(1.0)	1.5
Accrued salaries, wages and benefits	(12.5)	5.3
Other taxes payable	(2.3)	2.5
Other liabilities	91.9	14.8
Pension and postretirement benefit obligations	—	0.1
Net cash provided by operating activities	62.8	191.9
Investing activities
Additions to property, plant and equipment	(44.0)	(54.9)
Acquisition of businesses, net of cash acquired	(3.3)	—
Proceeds from sale of unconsolidated affiliates	—	5.0
Proceeds from sale of property, plant and equipment	0.1	3.7
Proceeds from sale of business, net	—	55.1
Net cash provided by discontinued operations	0.9	5.6
Net cash provided by (used in) investing activities	(46.3)	14.5
Financing activities
Proceeds from borrowings — revolving credit facility	1,130.7	508.5
Repayments of borrowings — revolving credit facility	(1,022.7)	(508.5)
Proceeds from borrowings — senior notes	—	550.0
Repayments of borrowings — senior notes	—	(898.5)
Payments on finance lease obligations	(0.5)	(0.9)
Proceeds from inventory financing	756.1	1,076.5
Payments on inventory financing	(786.0)	(1,057.3)
Proceeds from other financing obligations	31.4	—
Payments on other financing obligations	(33.4)	(1.9)
Debt issuance costs	(1.8)	(11.0)
Contributions from Calumet GP, LLC	—	0.1
Net cash provided by (used in) financing activities	73.8	(343.0)
Net increase (decrease) in cash and cash equivalents	90.3	(136.6)
Cash and cash equivalents at beginning of period	19.1	155.7
Cash and cash equivalents at end of period	$109.4	$19.1
Supplemental disclosure of non-cash investing and financing activities
Non-cash property, plant and equipment additions	$4.6	$11.8
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly-traded Delaware limited partnership listed on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2020, the Company had 78,062,346 limited partner common units and 1,593,107 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement, “IDRs”), while the remaining 98% is owned by limited partners.
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
Accounts Receivable
The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are carried at their face amounts. The Company maintains an allowance for credit losses for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay. Individual accounts are written off against the allowance for credit losses after all reasonable collection efforts have been exhausted.
The activity in the allowance for credit losses was as follows (in millions):

	December 31,
	2020	2019
Beginning balance	$0.9	$1.5
Provision	(0.1)	(0.5)
Write-offs, net	—	(0.1)
Ending balance	$0.8	$0.9

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $6.7 million lower and $17.7 million higher as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had $1.5 million and $1.9 million, respectively, of inventory consigned to others.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 9 — “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively.
Inventories consist of the following (in millions):

	December 31, 2020			December 31, 2019
	Titled Inventory	Supply & Offtake Agreements (1)	Total	Titled Inventory	Supply & Offtake Agreements (1)	Total
Raw materials	$30.8	$11.5	$42.3	$48.3	$11.6	$59.9
Work in process	31.8	27.4	59.2	35.0	29.1	64.1
Finished goods	114.0	39.4	153.4	124.8	43.8	168.6
	$176.6	$78.3	$254.9	$208.1	$84.5	$292.6

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 9 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. For the year ended December 31, 2020, the Company recorded an increase (exclusive of lower of cost or market (“LCM”) adjustments) of $4.5 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers. For the year ended December 31, 2019, the Company recorded a decrease (exclusive of LCM adjustments) of $6.0 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the year ended December 31, 2020, the Company recorded an increase in cost of sales in the consolidated statements of operations of $24.0 million due to the LCM valuation. During the year ended December 31, 2019, the Company recorded a decrease in cost of sales in the consolidated statements of operations of $35.6 million due to the sale of inventory previously adjusted through the LCM valuation.
Derivatives
The Company is exposed to fluctuations in the price of numerous commodities, such as crude oil (its principal raw material), as well as the sales prices of gasoline, diesel, natural gas and jet fuel. Given the historical volatility of commodity prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments primarily to minimize its price risk and volatility of cash flows associated with the purchase of crude oil, natural gas, and the sale of fuel products. The Company employs various hedging strategies and does not hold or issue derivative instruments for trading purposes. For further information, please read Note 11 - “Derivatives.”
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2020	2019
Land	$8.7	$8.3
Buildings and improvements (10 to 40 years)	35.5	37.4
Machinery and equipment (10 to 20 years)	1,625.9	1,607.3
Furniture, fixtures and software (5 to 10 years)	49.1	47.9
Assets under finance leases (1 to 7 years) (1)	7.4	10.3
Construction-in-progress	28.2	19.9
	1,754.8	1,731.1
Less accumulated depreciation	(835.0)	(757.6)
	$919.8	$973.5

(1)Assets under finance leases consist of buildings and machinery and equipment. As of December 31, 2020 and 2019, finance lease assets are recorded net of accumulated amortization of $3.4 million and $7.1 million, respectively.
Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.
During 2020 and 2019, the Company incurred $126.3 million and $135.1 million, respectively, of interest expense of which $0.4 million and $0.5 million, respectively, was capitalized as a component of property, plant and equipment.
The Company periodically assesses its operations and legal requirements to determine if recognition of an asset retirement obligation is necessary. The Company has not recorded an asset retirement obligation as of December 31, 2020 or 2019 given the timing of any retirement and related costs are currently indeterminable.
During the years ended December 31, 2020 and 2019, the Company recorded $91.1 million and $92.4 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $0.6 million and $1.4 million for the years ended 2020 and 2019, respectively, related to the Company’s finance lease assets.
The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2020 and 2019, the Company had $44.1 million and $42.5 million, respectively, of capitalized software costs. As of December 31, 2020 and 2019, the Company had $30.5 million and $23.1 million, respectively, of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2020 and 2019, the Company recorded $7.4 million and $7.4 million, respectively, of amortization expense on capitalized computer software.
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. Please read Note 7 - “Goodwill and Other Intangible Assets” for more information. The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company tests goodwill either quantitatively or qualitatively for impairment.
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
Other Noncurrent Assets
Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and the net carrying value of turnaround costs included in other noncurrent assets in the consolidated balance sheets were $34.2 million and $31.7 million as of December 31, 2020 and 2019, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $60.5 million and $51.9 million at December 31, 2020 and 2019, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	December 31,
	2020	2019
RINs Obligation	$129.4	$13.0
Transition Services Agreement Payable	—	19.8
Net working capital adjustment liabilities	—	6.9
Other	22.6	18.9
Total other current liabilities	$152.0	$58.6

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Renewable Identification Numbers (“RINs”) obligation (“RINs Obligation”) represents a liability for the purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend biofuels into the fuel products it produces pursuant to the EPA’s Renewable Fuel Standard (“RFS”). RINs are assigned to biofuels produced in the U.S. as required by the EPA. The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. and, as a producer of motor fuels from petroleum, the Company is required to blend biofuels into the fuel products it produces at a rate that will meet the EPA’s annual quota. To the extent the Company is unable to blend biofuels at that rate, it may purchase RINs in the open market to satisfy the annual requirement. The Company’s net RINs Obligation is based on the amount of RINs it must purchase and the price of those RINs as of the balance sheet date.
The Company uses the inventory model to account for RINs, measuring acquired RINs at weighted-average cost. The cost of RINs used each period is charged to cost of sales with cash inflows and outflows recorded in the operating cash flow section of the consolidated statements of cash flows. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RINs spot price. The Company recognizes an asset at the end of each reporting period in which it has generated RINs in excess of its RINs Obligation. The asset is initially recorded at cost at the time the Company acquires them and is subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in cost of sales for the period in the consolidated statements of operations, with the exception of the RINs for compliance year 2019 related to the San Antonio Refinery, which is reflected in other operating (income) expense in the consolidated statements of operations. The value of RINs in excess of the RINs Obligation, if any, would be reflected in other current assets on the consolidated balance sheet. RINs generated in excess of the Company’s current RINs Obligation may be sold or held to offset future RINs Obligations. Any such sales of excess RINs are recorded in cost of sales in the consolidated statement of operations. The liabilities associated with the Company’s RINs Obligation are considered recurring fair value measurements. Please read Note 8 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
The Company’s 2019 and 2020 RFS hardship exemption applications remain pending. On January 19, 2021, the Company sued Mr. Andrew Wheeler, Administrator of the Environmental Protection Agency, in federal court in the Western District of Louisiana and in the District of Montana seeking an order that the EPA cannot enforce the RINs compliance deadline until the EPA has taken action on the Company’s hardship exemption applications. The lawsuits are currently pending.
The Company entered into a Transaction Service Agreement (“TSA”) as a result of the San Antonio Transaction (read Note 5 - “Divestitures”). Under the terms of the agreement, the Company continued to support many functions of the San Antonio facility including but not limited to purchasing, information technology, accounts receivable and accounts payable support. Under the TSA, the Company continued to collect from customers and pay vendors. The Company would net settle the cash activity with the buyer on a regular basis. At December 31, 2019, the Company owed the buyer $19.8 million as a result of supporting cash activity for the buyer, which was settled in the first quarter of 2020.
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
During the years ended December 31, 2020 and 2019, the Company did not identify any impairment indicators that suggested the carrying values of its long-lived assets are not recoverable at the asset groups within the specialty products, fuel products and corporate segments. As a result of the long-lived asset impairment assessment performed, no impairment charges were recorded for the years ended December 31, 2020 and 2019.
During the year ended December 31, 2019, the Company determined the fair value of the investment in Fluid Holding Company (“FHC”) was less than the carrying value of $25.4 million after evaluating indicators of impairment and valuing the investment using projected future cash flows and other Level 3 inputs. As a result, the Company recorded an impairment charge of $25.4 million in loss on impairment and disposal of assets in the consolidated statements of operations for the year ended December 31, 2019. In May 2020, FHC became the subject of a Canadian receivership under the Bankruptcy & Insolvency Act. The Company expects that the investment in FHC is now worthless. For the year ended December 31, 2020, the Company recorded a loss on impairment of $5.1 million for the write-off of an other receivable for the remaining payment related to the sale of Anchor Drilling Fluids USA, LLC in 2017.

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
Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into “in contemplation” of one another, are combined and reported as a net purchase in cost of sales in the consolidated statements of operations.
Concentrations of Credit Risk
The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required, and the Company maintains insurance policies which cover certain export orders. The Company maintains an allowance for credit losses accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for credit losses is developed based on several factors including historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay, which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has derivative positions with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s ASC 820-10, Fair Value Measurements and Disclosures, valuations to determine the impact of the counterparty credit risk on the valuation of its derivative instruments.
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
Unit-Based Compensation
For unit-based compensation equity awards granted, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The unit-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. For more information, please read Note 14 - “Unit-Based Compensation.”
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
Shipping and Handling Costs
The Company complies with ASC 606, Revenue Recognition. ASC 606 requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or to be disclosed if classified elsewhere. The Company has reflected $111.0 million and $122.9 million, respectively, for the years ended December 31, 2020 and 2019 in transportation expense in the consolidated statements of operations, the majority of which is billed to customers.
Advertising Expenses
The Company expenses advertising costs as incurred which totaled $4.3 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and all the related amendments to its lease contracts using the modified retrospective method. The effective date was used as the Company’s date of initial application with no restatement of prior periods. As such, prior periods continue to be reported under the accounting standards in effect for those periods. Please read Note 6 - “Leases” for further information.
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
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The result of the adoption of ASU 2016-13 was de-minimis and did not result in an adjustment to beginning partners’ capital (deficit). The allowance for credit losses for accounts receivable was $0.8 million at December 31, 2020 and $0.9 million at January 1, 2020, respectively.
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
Products
The Company is engaged in the production and marketing of specialty products including lubricating oils, solvents, waxes, synthetic lubricants and other products which comprise the specialty products segment. The Company is also engaged in the production of fuel and fuel related products including gasoline, diesel, jet fuel, asphalt and other products which comprise the fuel products segment.
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
Disaggregation of Revenue
The following table reflects the disaggregation of revenue by major source (in millions):

	Year Ended December 31,
	2020	2019
Sales by major source
Standard specialty products	$890.1	$1,123.2
Packaged and synthetic specialty products	234.2	230.9
Total specialty products	1,124.3	1,354.1
Fuel and fuel related products	$973.2	$1,864.7
Asphalt	170.7	233.8
Total fuel products	1,143.9	2,098.5
Total sales	$2,268.2	$3,452.6
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of December 31, 2020 and 2019 was $152.4 million and $175.0 million, respectively.
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
The Company eliminated 50 general and administrative, primarily corporate positions as part of the Cost Reduction Plan for the year ended December 31, 2020. The Company offered one-time termination benefits to the affected employees including cash severance payments, health care, and outplacement services. The Company incurred $0.9 million for these costs for the year ended December 31, 2020.
On February 2, 2020, the Company announced to its employees at the Bel-Ray facility in Wall Township, New Jersey, which was included in our Specialty Products segment that it would cease production and close the facility in the second quarter of 2020. Actual production at the Bel-Ray facility ceased in March 2020. This action resulted in the elimination of 49 positions. For the year ended December 31, 2020, the Company incurred $3.7 million in total exit costs, fixed asset impairments, termination benefits, and severance costs associated with the closure.
Charges related to restructuring are reflected in the Cost of sales, Selling, and General and administrative lines of the consolidated statements of operations. For the year ended December 31, 2020, the Company recorded $3.7 million to Cost of sales and $0.9 million primarily within General and administrative expenses in the consolidated statements of operations. Fixed asset impairments are reflected in the Loss on impairment and disposal of assets line in the consolidated statements of operations.
The following table displays the reconciliation of the beginning and ending liability balances (in millions):

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2019	$—	$—	$—
Charges to restructuring	$2.0	$2.6	$4.6
Cash payments and other	$(2.0)	$(2.3)	$(4.3)
Balance at December 31, 2020	$—	$0.3	$0.3

5. Divestitures
On November 10, 2019, Calumet Refining, LLC, a Delaware limited liability company (“Calumet Refining”) and a wholly-owned subsidiary of the Company, completed the sale of all of the issued and outstanding membership interests in Calumet San Antonio Refining, LLC, a Delaware limited liability company (“Calumet San Antonio”), which owned a refinery located in San Antonio, Texas and associated net working capital, and related assets, including associated hydrocarbon inventories and a crude oil terminal and pipeline to Starlight Relativity Acquisition Company LLC, a Delaware limited liability company (“Starlight”) (the “San Antonio Transaction”). Total consideration received was $59.1 million, which consisted of a base sales price of $63.0 million minus an adjustment of $3.9 million for net working capital, inventories and reimbursement of certain transaction costs. In February 2020 the Company and Starlight agreed to the final purchase price adjustment payment related to net working capital and inventory to Starlight of $6.9 million, which is reflected in the net loss recognized by the Company for the year ended December 31, 2019. Additionally, in connection with the San Antonio Transaction, the Company, Calumet San Antonio, TexStar Midstream Logistics, L.P. (“TexStar”), TexStar Midstream Logistics Pipeline, LP and Tailwater Capital, LLC entered into a Settlement and Release Agreement (the “Settlement Agreement”), pursuant to which the Company agreed to pay TexStar and its affiliates a cash payment of $1.0 million and the parties mutually agreed to dismiss the litigation and release each other with respect to the legal dispute relating to the termination of the Throughput and Deficiency Agreement (the “Pipeline Agreement”). As a result of the Settlement Agreement, the Company derecognized the $38.1 million liability related to the Pipeline Agreement, which was included in the gain (loss) on sale of business calculation for the San Antonio Transaction. The San Antonio refinery was included in the Company’s fuel products segment. The Company recognized a net loss of $8.7 million in gain (loss) on sale of business, net in the consolidated statements of operations for the year ended December 31, 2019, related to the San Antonio Transaction.
In conjunction with the sale, the Company considered other qualitative and quantitative factors and concluded the San Antonio Transaction did not represent a strategic shift in the business. However, the Company considered the San Antonio asset group to be an individually significant component of its operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the net loss before income taxes for Calumet San Antonio for the periods presented (in millions):

	Year Ended December 31,
	2020	2019
Sales	$—	$403.4
Gross profit	—	16.2
Net loss before income taxes	$—	$(3.9)

6. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to fourteen years, some of which include options to extend the lease for up to 35 years, and some of which include options to terminate the lease within one year. Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective transition approach that applied the new standard to all leases existing at the effective date of the standard with no restatement of prior periods. Given the adoption of ASU 2016-02, the Company’s operating leases have been included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company applies a discount rate based on the remaining lease term and lease payments rather than the original lease term and lease payments. As a majority of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate base on information available at the date of transition to determine the present value of lease payments. The Company does not separate lease components from non-lease components for all classes of underlying assets. The Company’s finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, less current portion in the consolidated balance sheets.
Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		December 31, 2020	December 31, 2019
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets	$85.8	$93.1
Finance lease assets	Property, plant and equipment, net (1)	4.0	3.2
Total leased assets		$89.8	$96.3
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$41.4	$60.6
Finance	Current portion of long-term debt	0.6	0.3
Non-current
Operating	Long-term operating lease liabilities	44.8	33.0
Finance	Long term debt, less current portion	3.1	2.4
Total lease liabilities		$89.9	$96.3

(1)As of December 31, 2020 and 2019, finance lease assets are recorded net of accumulated amortization of $3.4 million and $7.1 million, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,
Lease Costs:	Classification:	2020	2019
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$46.2	$67.0
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	8.6	8.0
Variable operating lease cost (2) (3)	Cost of Sales; SG&A Expenses	1.9	3.2
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.6	1.2
Interest on lease liabilities	Interest expense	0.4	1.4
Total lease cost		$57.7	$80.8

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
(2)Approximately $0.8 million of the Company’s variable operating lease cost for the year ended December 31, 2020 relates to its lease agreement with Phillips 66 related to the LVT unit at its Lake Charles, Louisiana refinery (“the LVT Agreement”).
(3)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
As of December 31, 2020, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2021	$45.9	$0.9	$46.8
2022	15.9	0.9	16.8
2023	12.3	0.9	13.2
2024	8.8	0.9	9.7
2025	6.3	0.5	6.8
Thereafter	10.0	0.6	10.6
Total	$99.2	$4.7	$103.9
Less: Interest	13.0	1.0	14.0
Present value of lease liabilities	$86.2	$3.7	$89.9
Less obligations due within one year	41.4	0.6	42.0
Long-term lease obligations	$44.8	$3.1	$47.9

(1)As of December 31, 2020, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of December 31, 2020.
(2)As of December 31, 2020, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of December 31, 2020.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases for the periods presented were as follows:

Lease Term and Discount Rate:	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	3.8	2.5
Finance leases	5.4	7.1
Weighted-average discount rate:
Operating leases	7.3%	7.3%
Finance leases	8.3%	8.8%

7. Goodwill and Other Intangible Assets
For the years ended December 31, 2020 and 2019, the Company updated its financial projections in connection with its annual goodwill assessment for each of the years then ended, respectively, and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value. Thus, no impairment charge for goodwill related to the specialty products segment was recorded in the consolidated statements of operations within asset impairment for the years ended December 31, 2020 and 2019, respectively. There is no goodwill within the reporting units for the fuel products segment or the corporate segment.
The Company tests goodwill either quantitatively or qualitatively for impairment. During 2020 and 2019, under the Company’s quantitative assessment to derive the fair value of the reporting units, as required in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow method, to determine the fair value of each reporting unit. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit.
Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:
•The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, its planned utilization rate, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s planning and capital investment reviews and include recent historical prices and published forward prices.
•The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible.
For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in goodwill balances for the periods indicated below are as follows (in millions):

Specialty Products
Net balance as of December 31, 2018	$171.4
Impairment (1)	—
Net balance as of December 31, 2019	$171.4
Additions	1.6
Impairment (1)	—
Net balance as of December 31, 2020	$173.0

(1)    Total accumulated goodwill impairment as of December 31, 2020 and 2019, is $35.5 million.
Other intangible assets consist of the following (in millions):

	Weighted Average Life (Years)	December 31, 2020		December 31, 2019
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	22	$181.8	$(139.7)	$181.3	$(130.6)
Tradenames	11	26.8	(20.7)	26.8	(18.7)
Trade secrets	13	52.9	(46.3)	52.7	(43.4)
Patents	12	1.6	(1.6)	1.6	(1.6)
Royalty agreements	20	6.1	(3.3)	6.1	(3.0)
	19	$269.2	$(211.6)	$268.5	$(197.3)
Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2020 and 2019, the Company recorded amortization expense of intangible assets of $14.3 million and $16.8 million, respectively.
As of December 31, 2020, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Year	Amortization Amount
2021	$11.8
2022	$9.5
2023	$7.8
2024	$6.5
2025	$4.9

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental
Many of the Company’s activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose legal standards and obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities to mitigate pollution from former or current operations that may include incurring capital expenditures to limit or prevent unauthorized releases from our equipment and facilities, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, reinterpretation of legal requirements, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.
Remediation of subsurface contamination continues at certain of the Company’s refinery sites and is being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the soil and groundwater contamination at these refineries can be controlled or remediated without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs of these remedial projects will not become material. As of December 31, 2020 and 2019, the Company had accrued $2.5 million and $2.4 million, respectively, for environmental liabilities recorded in the other current liabilities in the consolidated balance sheets.
Renewable Identification Numbers Obligation
As of December 31, 2020 and 2019, the Company had a RINs Obligation recorded as an other current liability on the consolidated balance sheets of $129.4 million and $13.0 million, respectively. Please read Note 2 - “Summary of Significant Accounting Policies” for additional information.
Occupational Health and Safety
The Company is subject to various laws and regulations relating to occupational health and safety, including the federal Occupational Safety and Health Act, as amended, and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state statutes require the Company to maintain information about hazardous materials used or produced in the Company’s operations and provide this information to employees, contractors, state and local government authorities and customers. The Company maintains safety and training programs as part of its ongoing efforts to promote compliance with applicable laws and regulations. The Company conducts periodic audits of Process Safety Management systems at each of its locations subject to this standard. The Company’s compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Labor Matters
The Company has approximately 500 employees covered by various collective bargaining agreements, or approximately 36% of its total workforce of approximately 1,400 employees. These agreements have expiration dates of December 12, 2021, April 30, 2022, July 31, 2022, January 15, 2023, January 31, 2023 and August 20, 2024. The Company has approximately 19 employees, or 1% of its total workforce, who are covered by a collective bargaining agreement which will expire in less than one year and does not expect any work stoppages.
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
Beginning in 2017, the Company initiated the first of several claims in Cascade County Circuit Court against the Montana Department of Revenue to recover overpaid taxes resulting from the county’s excessive property tax assessment of the Company’s Great Falls refinery for the 2017, 2018, and 2019 tax years. As of December 31, 2020, the county has refunded, as the result of various court decisions, $6.0 million in excessive taxes and interest to the Company. The claims arising from the 2017, 2018, and 2019 tax years are closed. The $6.0 million was recorded as a reduction of taxes other than income taxes in the consolidated statements of operations for the year ended December 31, 2020.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2020 and 2019, the Company had outstanding standby letters of credit of $23.7 million and $42.5 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 10 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At December 31, 2020 and 2019, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which may be increased with consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($600.0 million at December 31, 2020 and 2019).
As of December 31, 2020 and 2019, the Company had availability to issue letters of credit of approximately $154.4 million and approximately $359.4 million, respectively, under its revolving credit facility.

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
As of December 31, 2020, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2021	$153.3
2022	30.2
2023	21.0
2024	21.1
2025	21.0
Thereafter	21.0
Total	$267.6
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. The agreement is for seven years.
As of December 31, 2020, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment (1)
2021	$3.9
2022	3.9
2023	3.9
2024	4.0
2025	4.0
Thereafter	6.0
Total (1)	$25.7

(1)As of December 31, 2020, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
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
While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s consolidated balance sheets until processed and sold to a third party. Each reporting period, the Company will record liabilities in an amount equal to the amount the Company expects to pay to repurchase the inventory held by Macquarie based on market prices at the termination date included in obligations under inventory financing agreements in the consolidated balance sheets. The Company has determined that the redemption feature on the initially recognized liabilities related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations. For more information on the valuation of the associated derivatives, please read Note 11 — “Derivatives” and Note 12 — “Fair Value Measurements.” The embedded derivatives will be recorded in obligations under inventory financing agreements on the consolidated balance sheets. The cash flow impact of the embedded derivatives will be classified as a change in unrealized (gain) loss on derivative instruments in the operating activities section in the consolidated statements of cash flows.
For the years ended December 31, 2020 and 2019, the Company received a $1.1 million benefit and incurred a $15.3 million expense, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s consolidated statements of operations.
The Company has provided cash collateral of $11.3 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral is inventory). The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the consolidated statements of cash flows. As of December 31, 2020 and December 31, 2019, the Company had $15.0 million and $26.3 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remains outstanding as of December 31, 2020.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31, 2020	December 31, 2019
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rates of 2.4% and 4.3% at December 31, 2020 and 2019, respectively	$108.0	$—
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.1% for the years ended December 31, 2020 and December 31, 2019, respectively (1)	150.6	351.1
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.1% for the years ended December 31, 2020 and December 31, 2019, respectively	325.0	325.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.4% for the year ended December 31, 2020.	200.0	—
Borrowings under 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.3% and 11.2% for the year ended December 31, 2020 and December 31, 2019, respectively.	550.0	550.0
Other	2.3	3.8
Finance lease obligation, at a fixed interest rate, interest and principal payments monthly through January 2027	3.7	2.7
Less unamortized debt issuance costs (2)	(14.2)	(18.4)
Less unamortized discounts	(3.1)	(2.9)
Total debt	1,322.3	1,211.3
Less current portion of long-term debt	2.9	1.8
Total long-term debt	$1,319.4	$1,209.5

(1)The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $0.6 million and $1.1 million as of December 31, 2020 and 2019, respectively.
(2)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $20.5 million and $15.7 million at December 31, 2020 and 2019, respectively.
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
On July 6, 2020, the Company commenced a consent solicitation to holders of the 2025 Notes for amendments to the indenture governing the 2025 Notes to allow for the consummation of the 2024 Notes Exchange Transaction. On August 5, 2020, the Company executed the First Supplemental Indenture to the indenture governing the 2025 Notes to allow the 2024 Notes Exchange Transaction.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.25% Senior Notes (the “2024 Notes”)
On August 5, 2020, we consummated a transaction whereby we exchanged approximately $200.0 million aggregate principal amount of our outstanding 2022 Notes for $200.0 million aggregate principal amount of newly issued 2024 Secured Notes, approximately at par (the “2024 Notes Exchange Transaction”). Interest on the 2024 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The 2024 Notes are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure the Company’s obligations under their secured hedge agreements, as governed by the Collateral Trust Agreement.
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
On August 5, 2020, the Company consummated a transaction whereby it exchanged approximately $200.0 million aggregate principal amount of its outstanding 7.625% Senior Notes due 2022 (the “2022 Notes”) for $200.0 million aggregate principal amount of newly issued 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) (the “2024 Notes Exchange Transaction”). In connection with the 2024 Notes Exchange Transaction, the Company incurred $5.4 million of fees.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 Notes, 2023 Notes, 2024 Notes and 2025 Notes
In accordance with SEC Rule 3-10 of Regulation S-X, consolidated financial statements of non-guarantors are not required. The Company has no material assets or operations independent of its subsidiaries. Obligations under its 2022, 2023 and 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis, and the 2024 Notes on a senior secured basis, by the Company’s current 100%-owned operating subsidiaries and certain of the Company’s future operating subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X), including Calumet Finance Corp. (100%-owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Company’s indebtedness, including the 2022, 2023, 2024 and 2025 Notes). The 2024 Notes and the guarantees of the 2024 Notes are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure the Company’s obligations under their secured hedge agreements, as governed by the Collateral Trust Agreement. There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
On September 27, 2019, the Company executed supplemental indentures to the indentures governing the 2022 and 2023 Notes, naming its wholly-owned subsidiaries Calumet Mexico, LLC, Calumet Specialty Oils de Mexico, S. de R.L. de C.V., and Calumet Specialty Products Canada, ULC as additional Guarantors (as defined in the indentures). Following the execution of these supplemental indentures, the Company no longer has material subsidiaries that do not guarantee the 2022, 2023, 2024 and 2025 Notes.
The 2022, 2023, 2024 and 2025 Notes are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the 2022, 2023, 2024 and 2025 Notes.
The indentures governing the 2022, 2023, 2024 and 2025 Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the 2022, 2023, 2024 and 2025 Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the 2022, 2023, 2024 and 2025 Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2020, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the 2022, 2023, 2024 and 2025 Notes) was 1.1. As of December 31, 2020, the Company was in compliance with all covenants under the indentures governing the 2022, 2023, 2024 and 2025 Notes.
Third Amended and Restated Senior Secured Revolving Credit Facility
On February 23, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in February 2023, which provides maximum availability of credit under the revolving credit facility of $600.0 million, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).

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
The revolving credit facility, which is the Company’s primary source of liquidity for cash needs in excess of cash generated from operations bears interest at a rate equal to prime plus a basis points margin or LIBOR plus a basis points margin, at the Company’s option as follows:

Quarterly Average Availability Percentage	Base Loans		FILO Loans
	Prime Rate Margin	LIBOR Rate Margin	Prime Rate Margin	LIBOR Rate Margin
≥ 66%	0.50%	1.50%	1.50%	2.50%
≥ 33% and < 66%	0.75%	1.75%	1.75%	2.75%
< 33%	1.00%	2.00%	2.00%	3.00%
The Credit Agreement provides for a 25 basis point reduction in the applicable margin rates beginning in the quarter after our Leverage Ratio (as defined in the Credit Agreement) is less than 5.5 to 1.0. The Company has met this test consistently since the fiscal quarter ended June 30, 2019. As of December 31, 2020, the margin was 50 basis points for prime rate based revolver loans and 150 basis points for LIBOR based rate revolver loans. The margin can fluctuate quarterly based on our average availability for additional borrowings under the revolving credit facility in the preceding calendar quarter. Following the October 11, 2019 Effective Date of the first amendment to the Credit Agreement, the applicable margin rates are increased by 25 basis points for as long as the Great Falls, MT refinery assets are contributing to the borrowing base. Letters of credit issued under the revolving credit facility accrue fees at a rate equal to the rate margin applicable to LIBOR revolver loans.
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
The borrowing capacity at December 31, 2020, under the revolving credit facility was approximately $286.1 million. As of December 31, 2020, the Company had $108.0 million outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $23.7 million, leaving approximately $154.4 million of unused capacity.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10.0% of the Borrowing Base (as defined in the Credit Agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2020, the Company was in compliance with all covenants under the revolving credit facility.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2020. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
Collateral Trust Agreement
The Company has a collateral trust agreement (“The Collateral Trust Agreement”) which governs how various secured Company creditors, including secured hedging counterparties, our creditor on a forward purchase contract for physical commodities, and holders of our 2024 Secured Notes share collateral pledged as security for the payment of respective payment obligations to them. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, the Company has the ability to add secured parties from time to time.
Maturities of Long-Term Debt
As of December 31, 2020, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2021	$2.9
2022	150.6
2023	433.7
2024	200.8
2025	550.5
Thereafter	0.5
Total	$1,339.0

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
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets (in millions):

		December 31, 2020			December 31, 2019
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
WCS crude oil basis swaps	Derivative assets	$0.4	$(0.4)	$—	$—	$(1.3)	$(1.3)
Gasoline crack spread swaps	Derivative assets	—	—	—	1.8	(0.5)	1.3
Diesel crack spread swaps	Derivative assets	—	—	—	0.9	(0.5)	0.4
2/1/1 Crack spread swap	Derivative assets	—	—	—	0.5	—	0.5
Total derivative instruments		$0.4	$(0.4)	$—	$3.2	$(2.3)	$0.9

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

		December 31, 2020			December 31, 2019
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Fuel products segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(2.2)	$—	$(2.2)	$(7.2)	$—	$(7.2)
WCS crude oil basis swaps	Derivative liabilities	(1.7)	0.4	(1.3)	(1.3)	1.3	—
Gasoline crack spread swaps	Derivative liabilities	—	—	—	(0.5)	0.5	—
Diesel crack spread swaps	Derivative liabilities	—	—	—	(0.5)	0.5	—
Total derivative instruments		$(3.9)	$0.4	$(3.5)	$(9.5)	$2.3	$(7.2)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of December 31, 2020, the Company had no counterparty relationships in which the derivatives held were in net assets. As of December 31, 2019, the Company had three counterparty relationships in which the derivatives held were in net assets totaling $0.9 million. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of December 31, 2020 or 2019. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of December 31, 2020 and 2019, the Company had provided its counterparties with no collateral.
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
The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Gain on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2020	2019	2020	2019
Specialty products segment:
Natural gas swaps	$0.1	$—	$—	$—
Midland crude oil basis swaps	—	1.6	—	(1.0)
Fuel products segment:
Inventory financing obligation	—	—	5.1	(8.7)
WCS crude oil basis swaps	19.5	14.7	(0.1)	(16.2)
WCS crude oil percentage basis swaps	—	1.0	—	6.0
Midland crude oil basis swaps	—	11.3	—	(7.1)
Gasoline swaps	8.9	—	(1.3)	—
Gasoline crack spread swaps	—	0.1	—	1.3
Diesel crack spread swaps	17.7	6.3	(0.4)	(6.9)
Diesel-MEH crack spread swaps	1.3	—	—	—
Diesel percentage basis crack spread swaps	—	—	—	6.0
2/1/1 crack spread swaps	2.0	0.1	(0.5)	0.5
Natural gas swaps	0.1	—	—	—
Total	$49.6	$35.1	$2.8	$(26.1)
Derivative Positions
As of December 31, 2020, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2021(1)	Unit of Measure
Derivative instruments not designated as hedges:
WCS crude oil basis swaps - purchases	1,350,000	1,350,000	Barrels

(1)The volumes include 217,000 barrels of WCS crude oil basis purchases that settled at $(13.34)/Bbl average differential to NYMEX WTI in the quarter ended December 2020.

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
To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2020 and 2019, the Company’s net assets and liabilities changed by an immaterial amount.
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
Pension Assets
Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2020 and 2019, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Renewable Identification Numbers Obligation
The Company’s RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. Please read Note 2 - “Summary of Significant Accounting Policies” for further information on the Company’s RINs Obligation.
Precious Metals Obligations
The fair value of precious metals obligations is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy.
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
WCS crude oil basis swaps	$—	$—	$—	$—	$—	$—	$(1.3)	$(1.3)
Gasoline crack spread swaps	—	—	—	—	—	—	1.3	1.3
Diesel crack spread swaps	—	—	—	—	—	—	0.4	0.4
2/1/1 Crack spread swaps	—	—	—	—	—	—	0.5	0.5
Total derivative assets	—	—	—	—	—	—	0.9	0.9
Pension Plan investments	34.4	—	—	34.4	32.5	—	—	32.5
Total recurring assets at fair value	$34.4	$—	$—	$34.4	$32.5	$—	$0.9	$33.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(2.2)	$(2.2)	$—	$—	$(7.2)	$(7.2)
WCS crude oil basis swaps	—	—	(1.3)	(1.3)	—	—	—	—
Total derivative liabilities	—	—	(3.5)	(3.5)	—	—	(7.2)	(7.2)
RINs obligation	—	(129.4)	—	(129.4)	—	(13.0)	—	(13.0)
Precious metals obligations	(7.9)	—	—	(7.9)	(5.8)	—	—	(5.8)
Liability Awards	(14.2)	—	—	(14.2)	(7.4)	—	—	(7.4)
Total recurring liabilities at fair value	$(22.1)	$(129.4)	$(3.5)	$(155.0)	$(13.2)	$(13.0)	$(7.2)	$(33.4)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,
	2020	2019
Fair value at January 1,	$(6.3)	$19.8
Realized gain on derivative instruments	(49.6)	(35.1)
Unrealized gain (loss) on derivative instruments	2.8	(26.1)
Settlements	49.6	35.1
Fair value at December 31,	$(3.5)	$(6.3)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$2.8	$(26.1)
All settlements from derivative instruments not designated as hedges are recorded in gain on derivative instruments in the consolidated statements of operations. Please read Note 11 - “Derivatives” for further information on derivative instruments.
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
The Company’s investment in FHC is a non-marketable equity security without a readily determinable fair value. The Company records this investment using a measurement alternative which measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. The investment in FHC is recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized, the Company would classify this asset as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. In 2019, the Company recorded an impairment charge of $25.4 million on the investment in FHC and the categorization of the framework used to value the assets is considered Level 3. Please read Note 2 - “Summary of Significant Accounting Policies” for further information.
Estimated Fair Value of Financial Instruments
Cash and cash equivalents
The carrying value of cash and cash equivalents are each considered to be representative of their fair value.
Debt
The estimated fair value of long-term debt at December 31, 2020 and 2019, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s senior notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. Please read Note 10 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		December 31, 2020		December 31, 2019
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2022 Notes and 2023 Notes	1	$468.6	$471.9	$676.4	$668.1
2024 Secured Notes and 2025 Notes	2	$780.8	$739.6	$598.8	$540.5
Revolving credit facility	3	$108.0	$104.8	$—	$—
Finance leases and other obligations	3	$6.0	$6.0	$6.5	$6.5

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Partners’ Capital (Deficit)
Units Authorized
As of December 31, 2020 and 2019, the Company has 91,073,023 of common units authorized for issuance.
Units Outstanding
Of the 78,062,346 common units outstanding at December 31, 2020, 61,548,740 common units were held by the public, with the remaining 16,513,606 common units held by the Company’s affiliates (including members of the Company’s general partner and their families).
Significant information regarding rights of the limited partners includes the following:
•Rights to receive distributions of available cash within 45 days after the end of each quarter, to the extent the Company has sufficient cash from operations after the establishment of cash reserves.
•Limited partners have limited voting rights on matters affecting the Company’s business. The general partner may consider only the interests and factors that it desires and has no duty or obligation to give any consideration of any interests of the Company’s limited partners. Limited partners have no right to elect the board of directors of the Company’s general partner.
•The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Any holder, other than the general partner or the general partner’s affiliates, that owns 20% or more of any class of units outstanding cannot vote on any matter.
•The Company may issue an unlimited number of limited partner interests without the approval of the limited partners.
•Limited partners may be required to sell their units to the general partner if at any time the general partner owns more than 80% of the issued and outstanding common units.
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
The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the credit agreement) then in effect, or 25% while the Great Falls, MT refinery is included in the borrowing base, and (ii) $60.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 10.0% of the Borrowing Base (as defined in the credit agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the borrowing base, and (b) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the credit agreement) of at least 1.0 to 1.0. The indentures governing the Company’s various senior notes restrict the Company’s ability to make cash distributions. Under the indentures governing the 2022 Notes and 2023 Notes, the Company may pay distributions to its unitholders in an amount equal to available cash from operating surplus (as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indentures, if the Company’s fixed charge coverage ratio (as defined in the indentures) for the most recently ended four full fiscal quarters is not less than 1.75 to 1.0. If the Company’s fixed charge coverage ratio is less than 1.75 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to (i) a $210.0 million basket for the 2022 Notes and (ii) a $225.0 million basket for the 2023 Notes, subject to certain customary adjustments described in the indentures. The indentures governing the 2024 Secured Notes and 2025 Notes increase this minimum fixed charge coverage ratio to 3.0 to 1.0, with a basket of $25.0 million if the minimum is not met, also subject to certain customary adjustments described in the indentures.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s distribution policy is as defined in its partnership agreement. In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders. The board of directors of the Company’s general partner will continue to evaluate the Company’s ability to reinstate the quarterly cash distribution. The Company made no distributions to its partners for the years ended December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, the general partner was allocated no incentive distribution rights.
14. Unit-Based Compensation
The Company’s general partner originally adopted a Long-Term Incentive Plan on January 24, 2006, which was amended and restated effective December 10, 2015 (the “LTIP”), for its employees, consultants and directors and its affiliates who perform services for the Company. The LTIP provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Subject to adjustment for certain events, an aggregate of 3,883,690 common units may be delivered pursuant to awards under the LTIP. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the Company’s general partner’s board of directors.
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
Phantom Units
Non-employee directors of the Company’s general partner have been granted phantom units under the terms of the LTIP as part of their director compensation package related to fiscal years 2020 and 2019. The phantom units granted related to fiscal year 2020 have a three-year cliff vest on the third December 31 following the grant date. The phantom units granted related to fiscal year 2019 have a three-year service period with the 25% vesting on the Grant Date and an additional 25% vesting on each subsequent December 31 with final vesting occurring on the third December 31 following the grant date. Although ownership of common units related to the vesting of such LTIP phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
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
For the year ended December 31, 2019, certain named executive officers were awarded phantom units as partial settlement of our annual incentive bonus program, which was based on the Company’s achievement of specified levels of financial performance for the fiscal year 2019, which were deferred into our Deferred Compensation Plan as fully vested phantom units.
For unit-based compensation equity awards granted, the Company uses the market price of its common units on the grant date to calculate the fair value and related compensation cost of the phantom units. The Company amortizes this compensation cost to partners’ capital (deficit) and general and administrative expense in the consolidated statements of operations using the straight-line method over the service period, as it expects these units to fully vest.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested phantom units and performance units as of December 31, 2020, and the changes during the years ended December 31, 2020 and 2019, are presented below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	2,270,507	$5.71
Granted	1,653,340	3.01
Vested	(883,511)	4.28
Forfeited	(139,048)	4.10
Non-vested at December 31, 2019	2,901,288	$5.21
Granted	3,210,041	2.87
Vested	(2,191,846)	3.11
Forfeited	(1,548,615)	4.28
Non-vested at December 31, 2020	2,370,868	$2.21
For the year ended December 31, 2020, compensation expense of $5.5 million was recognized in the consolidated statements of operations related to phantom unit grants, including $4.5 million attributable to Liability Awards for the year ended December 31, 2020. For the year ended December 31, 2019, compensation expense of $5.9 million was recognized in the consolidated statements of operations related to phantom unit grants, including $4.1 million attributable to Liability Awards for the year ended December 31, 2019. As of December 31, 2020 and 2019, there was a total of $5.2 million and $7.1 million, respectively, of unrecognized compensation costs related to non-vested phantom unit grants, including $5.0 million attributable to Liability Awards for the year ended December 31, 2020. These costs are expected to be recognized over a weighted-average period of approximately two years. The total fair value of phantom units vested during the years ended December 31, 2020 and 2019, was $5.3 million and $3.2 million, respectively.
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
The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2020	2019
401(k) Plan matching contribution expense	$5.6	$5.9
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
Both the Penreco Pension Plan and the Great Falls Pension Plans were last amended in 2009 and 2015 respectively, which curtailed employees covered by the plans from accumulating additional benefits in subsequent years following the amendment date.
During 2020, the Company made an immaterial amount of contributions to its Pension Plan and expects to contribute less than $0.1 million to its Pension Plan in 2021.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated and projected benefit obligations for the Pension Plan were $43.6 million and $40.2 million as of December 31, 2020 and 2019, respectively. The discount rates used to determine the benefit obligations were 2.34% for the Penreco Pension Plan and 2.35% for the Great Falls Pension Plan for the years ended December 31, 2020 and 2019. The expected return on plan assets for the Penreco Pension Plan and Great Falls Pension plan was 5.0% for the years ended December 31, 2020 and 2019. The fair value of plan assets was $34.4 million and $32.5 million as of December 31, 2020 and 2019, respectively. The estimated benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be less than $2.5 million in each of the next five years.
16. Accumulated Other Comprehensive Loss
The table below sets forth a summary of changes in accumulated other comprehensive loss by component for the years ended December 31, 2020 and 2019 (in millions):

	Derivatives	Defined Benefit Pension And Retiree Health Benefit Plans	Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive loss at December 31, 2018	$—	$(7.5)	$(1.2)	$(8.7)
Other comprehensive loss before reclassifications	0.2	(3.5)	—	(3.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	1.2	1.4
Net current period other comprehensive loss	0.2	(3.3)	1.2	(1.9)
Accumulated other comprehensive loss at December 31, 2019	$0.2	$(10.8)	$—	$(10.6)
Other comprehensive loss before reclassifications	(0.2)	(1.5)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	(0.2)	(1.5)	—	(1.7)
Accumulated other comprehensive loss at December 31, 2020	$—	$(12.3)	$—	$(12.3)
The table below sets forth a summary of reclassification adjustments out of accumulated other comprehensive loss in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 (in millions):

Components of Accumulated Other Comprehensive Loss	2020	2019	Location of Loss
Amortization of defined benefit pension plan net loss	$—	$(0.2)	(1)
Realized loss on foreign currency translation adjustment	—	(1.2)	Other (income) expense
	$—	$(1.4)	Total

(1)This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.
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
For the years ended December 31, 2020 and 2019, the Company recognized income tax expense of $1.1 million and $0.5 million, respectively.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Year Ended December 31,
	2020	2019
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(149.0)	$(43.6)
Less:
General partner’s interest in net loss	(3.0)	(0.9)
Net loss available to limited partners	$(146.0)	$(42.7)
Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding (1)	78,369,091	78,212,136
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(1.86)	$(0.55)

(1)    Total diluted weighted average limited partner units outstanding includes a de-minimus amount of potentially dilutive phantom units which would have been anti-dilutive for the year ended December 31, 2020 and 0.1 million potentially dilutive phantom units which would have been anti-dilutive for the year ended December 31, 2019.
19. Transactions with Related Parties
During the years ended December 31, 2020 and 2019, the Company had product sales to related parties, excluding the transactions discussed below, of $16.4 million and $40.2 million, respectively. Trade accounts and other receivables from related parties at December 31, 2020 and 2019 were $0.9 million and $1.9 million, respectively. The Company also had purchases from related parties, excluding the transactions discussed below, during the years ended December 31, 2020 and 2019 of $16.3 million and $14.2 million, respectively. Accounts payable to related parties, excluding accounts payable related to the transactions discussed below, were $1.6 million and $3.1 million, at December 31, 2020 and 2019, respectively.
The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
During the year ended December 31, 2019, the Company entered into a Master Reimbursement Agreement with The Heritage Group, whereby The Heritage Group may incur or pay certain fees, expenses or obligations on behalf of the Company, and the Company shall reimburse The Heritage Group for such incurrence or payment in either cash or common units of the Company, subject to a limit of 4.0 million units valued at $3.60 per unit. As of December 31, 2019, the Company accrued approximately $3.8 million for expenses incurred by The Heritage Group and its affiliated entities on behalf of the Company in accounts payable in the consolidated balance sheets. Effective December 31, 2019, The Heritage Group elected cash reimbursement, with no further payment obligations in regard to the Master Reimbursement Agreement. Consistent with The Heritage Group’s election, this triggered the obligation to be settled based upon the terms of the agreement in January 2020.
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
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 - “Summary of Significant Accounting Policies,” except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers at cost plus a specified mark-up. The Company will periodically refine its expense allocation methodology for its segment reporting as more refined information becomes available and the industry or market changes. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss), (g) LCM inventory adjustments; (h) the impact of liquidation of inventory layers calculated using the LIFO method; and (i) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
The Company manages its assets on a total company basis, not by segment. Therefore, management does not review any asset information by segment and, accordingly, the Company does not report asset information by segment.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segment information is as follows (in millions):

Year Ended December 31, 2020	Specialty Products	Fuel Products (1)	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,124.3	$1,143.9	$—	$—	$2,268.2
Inter-segment sales	57.4	32.2	—	(89.6)	—
Total sales	$1,181.7	$1,176.1	$—	$(89.6)	$2,268.2

Adjusted EBITDA	$238.0	$(30.3)	$(66.2)	$—	$141.5
Reconciling items to net loss:
Depreciation and amortization	43.7	68.3	7.7	—	119.7
LCM / LIFO loss	11.7	16.8	—	—	28.5
Loss on impairment and disposal of assets	1.5	0.1	5.2	—	6.8
Gain on sale of business, net	—	(1.0)	—	—	(1.0)
Interest (income) expense	(0.2)	1.0	125.1	—	125.9
Unrealized gain on derivatives	(0.6)	(2.2)	—	—	(2.8)
Other non-recurring expenses					2.4
Equity based compensation and other items					9.9
Income tax expense					1.1
Net loss					$(149.0)

Year Ended December 31, 2019	Specialty Products	Fuel Products	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,354.1	$2,098.5	$—	$—	$3,452.6
Inter-segment sales	93.2	47.7	—	(140.9)	—
Total sales	$1,447.3	$2,146.2	$—	$(140.9)	$3,452.6
Income from unconsolidated affiliates	$3.8	$—	$—	$—	$3.8

Adjusted EBITDA	$207.9	$152.5	$(97.6)	$—	$262.8
Reconciling items to net loss:
Depreciation and amortization	47.1	74.7	7.6	—	129.4
LCM / LIFO gain	(12.3)	(29.5)	—	—	(41.8)
Loss on impairment and disposal of assets	—	11.6	25.4		37.0
Loss on sale of business, net	—	8.7	—	—	8.7
Interest expense	—	16.3	118.3	—	134.6
Debt extinguishment costs	—	—	2.2	—	2.2
Unrealized loss on derivatives	1.0	25.1	—	—	26.1
Gain on sale of unconsolidated affiliate	(1.2)	—	—	—	(1.2)
Other non-recurring expenses					3.5
Equity-based compensation and other items					7.4
Income tax expense					0.5
Net loss					$(43.6)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)Adjusted EBITDA for the Fuel Products segment for the year ended December 31, 2019 included a $6.5 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a 2012 pipeline rupture in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional crude transportation expenses.
Geographic Information
International sales accounted for less than 10% of consolidated sales in each of the years ended December 31, 2020 and 2019, respectively. Substantially all of the Company’s long-lived assets are domestically located.
Product Information
The Company offers specialty products primarily in categories consisting of lubricating oils, solvents, waxes, packaged and synthetic specialty products and other. Fuel products categories primarily consist of gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other. The following table sets forth the major product category sales for each segment (dollars in millions):

	Year Ended December 31,
	2020		2019
Specialty products:
Lubricating oils	$473.4	20.9%	$593.1	17.2%
Solvents	236.2	10.4%	325.9	9.4%
Waxes	129.1	5.7%	119.3	3.4%
Packaged and synthetic specialty products	234.2	10.3%	230.8	6.7%
Other	51.4	2.3%	85.0	2.5%
Total	1,124.3	49.6%	1,354.1	39.2%
Fuel products:
Gasoline	379.8	16.7%	679.6	19.7%
Diesel	475.8	21.0%	859.1	24.9%
Jet fuel	70.2	3.1%	134.6	3.9%
Asphalt, heavy fuel oils and other	218.1	9.6%	425.2	12.3%
Total	1,143.9	50.4%	2,098.5	60.8%
Consolidated sales	$2,268.2	100.0%	$3,452.6	100.0%
Major Customers
During the years ended December 31, 2020 and 2019, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the years ended December 31, 2020 and 2019, the Company had two suppliers that supplied approximately 56.8% and 62.3%, respectively, of its crude oil supply.
21. Subsequent Events
As of March 1, 2021, the fair value of the Company’s derivative liabilities have increased by approximately $7.1 million subsequent to December 31, 2020.
On February 12, 2021, the Company executed a sale leaseback transaction of its fuels terminal assets at its Shreveport refinery. The Company received gross proceeds of $70 million from the sale, with the leaseback having a term of 7 years. The Lease Agreement provides that, subject to certain conditions, Calumet Shreveport may terminate the lease and repurchase the leased assets after a term of six years for consideration of approximately $23.1 million. In connection with the transaction, the Company also executed various amendments to the Shreveport Supply and Offtake Agreement, including the Fourth Amendment to Supply and Offtake Agreement and Amendment to Storage Facilities Agreements. Also in connection with the transaction, the Company executed the Seventh Supplemental Indenture to the 2022 Notes and the Third Supplemental Indenture to the 2023 Notes, making conforming changes to bring those indentures’ sale leaseback language in line with that of the 2024 Secured Notes and 2025 Notes.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 16, 2021, the Company announced plans to re-segment its financial reporting to allow each business strategy and performance to be presented transparently to investors. Starting in the first quarter of 2021, the Company’s reportable segments will be composed of: (i) Montana / Renewables, (ii) Specialty Products & Solutions, (iii) Performance Brands (previously Finished Lubes and Chemicals), and (iv) Corporate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 at the reasonable assurance level due to the material weakness in internal control over financial reporting described below. Notwithstanding this material weakness, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2020 in conformity with U.S. generally accepted accounting principles and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2020.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). During the quarter ended September 30, 2017, we implemented an enterprise resource planning (“ERP”) system on a company-wide basis, to improve the efficiency of certain financial and related transaction processes.
As of December 31, 2020, the following material weakness exists:
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
Given the material weakness that exists as of December 31, 2020, we have concluded that internal control over financial reporting remains ineffective as of December 31, 2020.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included herein.

Update on Previously Reported Material Weakness
We have continued to make progress as it relates to the remediation efforts of the material weakness disclosed in our 2019 Annual Report on Form 10-K. The mitigation of the material weakness remains subject to ongoing review by our senior management, as well as oversight by the audit and finance committee of the board of directors, and we will continue to take the necessary measures to implement our remediation plans, as described below.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC
General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Calumet Specialty Products Partners, L.P. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 3, 2021, which expressed an unqualified opinion thereon.

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
March 3, 2021

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
The directors of our general partner oversee our operations. The owners of our general partner have appointed nine members to our general partner’s board of directors. The directors of our general partner are generally elected by a majority vote of the owners of our general partner on an annual basis. However, as long as trusts established for the benefit of our former executive vice chairman of our general partner, F. William Grube, his family members or Permitted Transferees (as defined in our partnership agreement), continue to own at least 30% of the membership interests in our general partner, the Grube Family Group (as defined in our partnership agreement) has the right to appoint a member of Mr. Grube’s family to serve as a director of our general partner. The directors of our general partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.
Pursuant to Section 4360 of the NASDAQ Stock Market, LLC Marketplace Rules (“NASDAQ Rules”), a listed limited partnership like us is not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, three of our general partner’s nine directors are “independent” as that term is defined in the NASDAQ Rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the NASDAQ Rules and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Robert E. Funk, and Daniel L. Sheets. The board of directors held four meetings during 2020.
The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.
Directors and Executive Officers
The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of March 3, 2021:

Name	Age	Position with Calumet GP, LLC
Fred M. Fehsenfeld, Jr.	70	Chairman of the Board
Stephen P. Mawer	56	Chief Executive Officer
L. Todd Borgmann	38	Executive Vice President — Chief Financial Officer
Bruce A. Fleming	64	Executive Vice President — Montana Renewables & Corporate Development
Scott Obermeier	48	Executive Vice President — Specialty Products & Solutions
Vincent Donargo	59	Chief Accounting Officer
James S. Carter	71	Director
Robert E. Funk	75	Director
Daniel J. Sajkowski	61	Director
Amy M. Schumacher	49	Director
Daniel L. Sheets	63	Director
Paul C. Raymond III	55	Director
Jennifer G. Straumins	47	Director
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
Stephen P. Mawer has served as chief executive officer of our general partner since April 2020 and a board member of our general partner since March 2016. He retired as president of Koch Supply & Trading in 2014 following a 27-year career in commodities trading, risk management and refining operations. While at Koch, Mr. Mawer led global commodities trading and served as a senior member of the Koch Industries management team. Mr. Mawer holds Bachelor’s and Master’s degrees in chemical engineering from the University of Cambridge, England. Currently, he serves as a member of the Board of Directors at Zenith Energy Management, a midstream company, as well as chairman of ClimeCo Corporation, an environmental commodities development and management company. He also serves as a member of the advisory board of Heritage Environmental Services.
Mr. Mawer brings extensive knowledge of petroleum markets, refining economics, supply/marketing optimization and risk management.
L. Todd Borgmann has served as executive vice president - chief financial officer of our general partner since February 2021. Mr. Borgmann has over twelve years of experience with Calumet, serving the Company across a diverse set of management roles. For the five years preceding the appointment to his current position, Mr. Borgmann served as Senior Vice President - Chief Financial Officer, Senior Vice President - Interim Chief Financial Officer, Vice President of Supply & Trading, developing extensive knowledge of petroleum markets, refining operations and risk management. Mr. Borgmann has also served as Calumet’s Vice President of Business Development and Director of the Partnership’s White Oils and Petroleum sales. Mr. Borgmann earned a Bachelor of Science in Industrial Engineering from Purdue University and a Masters of Business Administration from the University of Notre Dame.
Bruce A. Fleming has served as executive vice president — Montana renewables & corporate development of our general partner since February 2021. From March 2016 until the appointment to his current position, Mr. Fleming served as executive vice president - strategy & growth of our general partner. Prior to joining the Company, Mr. Fleming served as the vice president of mergers & acquisitions at Tesoro Corporation and as an officer of Tesoro Companies Inc. since 2004. From 1997 through 2004, Mr. Fleming served as managing director of Hong Kong-based Orient Refining Ltd., and from 1981 through 1996 he held senior operations, business development and planning roles with Amoco Oil and Amoco Corporation where he was most recently vice president of China business development. Mr. Fleming earned a Ph.D. in chemical engineering from Princeton University and a B.S. in chemical engineering from the University of Delaware. He is a member of the Board of M&A Standards.
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
Vincent Donargo joined Calumet as our interim Chief Accounting Officer in June 2020, before being appointed to Chief Accounting Officer in August 2020. Mr. Donargo also serves as the Chief Financial Officer of Novus Capital Corporation, a special purpose acquisition corporation, since its inception in March 2020. From December 2019 through March 2020, Mr. Donargo was providing financial advisory and consulting services to private clients. From May 2019 to December 2019, Mr. Donargo served as Executive Vice President and Chief Financial Officer of the Celadon Group Inc. From November 2017 to April 2019, he was Vice President and Chief Accounting Officer of the Celadon Group Inc., where he was brought in to assist with Celadon Group’s financial restructuring. From August 2016 to November 2017, Mr. Donargo was Executive Vice President and Chief Financial Officer of Beaulieu Group LLC, a North American carpet and flooring manufacturing company, where he assisted the company with its financial restructuring process. Prior to joining Beaulieu Group, Mr. Donargo held senior finance positions at several publicly traded companies, including Executive Vice President and Chief Financial Officer of Brightstar Corporation from April 2014 to August 2016 and Executive Vice President, Chief Financial Officer and Treasurer of Brightpoint, Inc. from September 2005 until it was acquired by Ingram Macro Inc. in November 2012. From 1998 to 2005, Mr. Donargo was the strategic business unit controller, director of finance and corporate controller of Aearo Company, a safety product manufacturing company. Mr. Donargo holds a BA in Accounting from Rutgers University.

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

Paul C. Raymond III has served as a member of the board of directors of our general partner since November 2020. Mr. Raymond brings over three decades of industry experience, which includes serving in his current role of chief executive officer of Monument Chemical and previously as president and chief executive officer of Sonneborn, LLC. Mr. Raymond brings extensive specialty chemicals knowledge and strategic insights, and his impressive track record leading and growing similar businesses make him a terrific asset to the Partnership's board of directors. Mr. Raymond holds a B.S in chemical engineering from Rice University and earned his Ph.D. in chemical engineering from the University of Texas at Austin.
Jennifer G. Straumins is the Chairman of Maverick Performance Products’ Board of Directors and a Board member for Wincoram Asset Management. Prior to founding Maverick Performance Product’s, Jennifer was an employee of Calumet Specialty Products Partners for 13 years holding various positions. Prior to joining Calumet, Jennifer held financial planning positions with Great Lakes Chemical Company and Exxon Chemical Company. Jennifer received her B.E. in Chemical Engineering from Vanderbilt University and her MBA from the University of Kansas.
Board of Directors Committees
Conflicts Committee
Two members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be owners, officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by NASDAQ and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The two independent board members who serve on the conflicts committee are Messrs. James S. Carter and Robert E. Funk. Mr. Funk serves as the chairman of the conflicts committee. The conflicts committee held three meetings during 2020.
Compensation Committee
The board of directors of our general partner also has a compensation committee which, among other responsibilities, has overall responsibility for evaluating and either approving or recommending to the board of directors the director, chief executive officer and senior executive compensation plans, policies and programs of the Company. NASDAQ does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Messrs. Fred M. Fehsenfeld, Jr., Daniel L. Sheets and Ms. Amy M. Schumacher serve as members of our compensation committee. Mr. Sheets serves as the chairman of the compensation committee. Mr. Fehsenfeld and Ms. Schumacher are not independent members of the compensation committee. The compensation committee held four meetings during 2020.
The board of directors has adopted a written charter for the compensation committee which defines the scope of the committee’s authority. The committee may form and delegate some or all of its authority to subcommittees comprised of committee members when it deems appropriate. The committee is responsible for reviewing and recommending to the board of directors for its approval the annual salary and other compensation components for the chief executive officer. The committee reviews and makes recommendations to the board of directors for its approval of any of the Company’s equity compensation-based plans, including the Long-Term Incentive Plan, or any cash bonus or incentive compensation plans or programs. Also, the committee reviews and approves all annual salary and other compensation arrangements and components for the senior executives of the Company. Further, the compensation committee periodically reviews and makes a recommendation to the board of directors for changes in the compensation of all directors. The committee has the authority to retain or terminate any compensation consultant that assists it in the evaluation of director and senior executive compensation and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The committee did not engage an independent compensation consultant for the 2020 year.
Audit and Finance Committee
The board of directors of our general partner has an audit and finance committee comprised of three directors, Messrs. James S. Carter, Robert E. Funk, and Daniel L. Sheets, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by NASDAQ and the SEC. In addition, the board of directors of our general partner has determined that Mr. Carter is an “audit committee financial expert” as defined by the SEC. Mr. Carter serves as the chairman of the audit and finance committee. The audit and finance committee held ten meetings during 2020.

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
Risk Committee
The board of directors of our general partner has established a risk committee which, among other responsibilities, oversees the Company’s risk assessment practices. Messrs. Robert E. Funk, Daniel J. Sajkowski, Paul C. Raymond III and Ms. Jennifer G. Straumins serve as members of our risk committee. Mr. Sajkowski serves as the chairman of the risk committee. The board of directors has adopted a written charter for the risk committee which defines the scope of the committee’s authority. The risk committee held four meetings during 2020.
Strategy and Growth Committee
The board of directors of our general partner has established a strategy and growth committee which, among other responsibilities, oversees our (i) long-term strategy, (ii) risks and opportunities relating to such strategy, (iii) strategic decisions regarding investments, mergers, acquisitions and divestitures, (iv) capitalization, (v) ownership structure and (vi) distribution policy. Messrs. Fred M. Fehsenfeld, Jr., Robert E. Funk, Paul C. Raymond III and Ms. Jennifer G. Straumins serve as members of the strategy and growth committee. The board of directors has adopted a written charter for the strategy and growth committee which defines the scope of the committee’s authority. The strategy and growth committee held seven meetings during 2020.
Talent and Leadership Development Committee
The board of directors of our general partner has established a talent and leadership development committee which, among other responsibilities, monitors our strategic, long-term, and sustainable approach to talent and development issues relating to people. Messrs. Daniel J. Sajkowski, Daniel L. Sheets and Ms. Amy M. Schumacher serve as members of our talent and leadership development committee. Ms. Schumacher serves as the chairwoman of the talent and leadership development committee. The board of directors has adopted a written charter for the talent and leadership development committee which defines the scope of the committee’s authority. The talent and leadership development committee held four meetings during 2020.
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

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2020, Calumet’s directors and executive officers filed all reports required by Section 16(a) with the exception of (i) one late filing related to the initial statement of beneficial ownership of securities on January 13, 2020 for H. Keith Jennings; (ii) one late filing related to the issuance of phantom unit awards on February 26, 2020 for Scott Obermeier; (iii) one late filing related to common unit purchases between February 28, 2020 through March 10, 2020 pursuant to a Rule 10b5-1 trading plan adopted by H. Keith Jennings; (iv) one late filing related to the issuance of phantom unit awards on February 26, 2020 for H. Keith Jennings; (v) one late filing related to common unit purchases on March 9, 2020 pursuant to a Rule 10b5-1 trading plan adopted by H. Keith Jennings; (vi) one late filing related to the issuance of phantom unit awards on November 6, 2019 for Daniel L. Sheets; (vii) one late filing related to the issuance of phantom unit awards on November 6, 2019 for Fred M. Fehsenfeld, Jr.; (viii) one late filing related to the issuance of phantom unit awards on November 6, 2019 for Amy M. Schumacher; (ix) one late filing related to the issuance of phantom unit awards on November 6, 2019 for Stephen P. Mawer; (x) one late filing related to the issuance of phantom unit awards on November 6, 2019 for Robert E. Funk; (xi) one late filing related to the issuance of phantom unit awards on November 6, 2019 for James S. Carter; (xii) one late filing related to the issuance of phantom unit awards on November 6, 2019 for Daniel J. Sajkowski; (xiii) one late filing related to the issuance of phantom unit awards on February 26, 2020 for F. William Grube; (xiv) one late filing for the issuance of phantom unit awards on May 19, 2020 for Daniel L. Sheets; (xv) one late filing for the issuance of phantom unit awards on May 19, 2020 for Fred M. Fehsenfeld, Jr.; (xvi) one late filing for the issuance of phantom unit awards on May 19, 2020 for Amy M. Schumacher; (xvii) one late filing for the issuance of phantom unit awards on May 19, 2020 for Stephen P. Mawer; (xviii) one late filing for the issuance of phantom unit awards on May 19, 2020 for Robert E. Funk; (xix) one late filing for the issuance of phantom unit awards on May 19, 2020 for James S. Carter; (xx) one late filing for the issuance and vesting of phantom units into common units delivered on May 15, 2020 for H. Keith Jennings.
Item 11. Executive and Director Compensation
Overview
We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers during the 2020 fiscal year (or individuals that would have been our most highly compensated executive officers had they been providing services at the end of the year). For purposes of this executive compensation discussion, the names and positions of our named executive officers for the 2020 fiscal year were:
•Stephen P. Mawer — Chief Executive Officer
•Timothy Go - Former Chief Executive Officer
•D. West Griffin — Former Executive Vice President — Chief Financial Officer
•Bruce A. Fleming — Executive Vice President — Montana Renewables & Corporate Strategy
•Scott Obermeier - Executive Vice President - Specialty Products & Solutions
Effective June 1, 2020, Mr. Go was no longer employed by Calumet. Because he served as the Chief Executive Officer during the 2020 fiscal year, he is deemed to be a “named executive officer” for the 2020 year for purposes of the compensation disclosures that follow. Mr. Mawer’s appointment as Chief Executive Officer was effective April 3, 2020.
Effective January 2, 2020, Mr. Griffin was no longer employed by Calumet; however, he continued to serve in a consulting role until the close of the financial process for the 2019 year. Because he served as an executive officer during the 2020 fiscal year and would have been one of the highly compensated executive officers during the 2020 fiscal year, he is deemed to be a “named executive officer” for the purposes of the compensation disclosures that follow.

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

Summary Compensation Table
The following table sets forth certain compensation information of our named executive officers for the years ended December 31, 2020, 2019 and 2018:

	Summary Compensation Table for 2020
Name and Principal Position	Year	Salary	Bonus	Unit Awards (1)(2)	Non-Equity Incentive Plan Compensation (3)	Change in Non-Qualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Stephen P. Mawer Chief Executive Officer	2020	$543,750	$—	$61,270	$—	$—	$70,019	$675,039
Timothy Go Former Chief Executive Officer	2020	$304,830	$—	$—	$—	$—	$79,405	$384,235
	2019	$600,000	$—	$435,000	$435,000	$—	$16,139	$1,486,139
	2018	$537,450	$—	$375,000	$237,300	$—	$55,770	$1,205,520
D. West Griffin Former Executive Vice President - Chief Financial Officer	2020	$—	$—	$—	$—	$—	$1,067,315	$1,067,315
	2019	$424,368	$—	$—	$—	$—	$187,386	$611,754
	2018	$412,088	$—	$309,006	$232,785	$—	$178,441	$1,132,320
Bruce A. Fleming Executive Vice President - Montana Renewables & Corporate Strategy	2020	$422,742	$—	$—	$—	$—	$19,553	$442,295
	2019	$410,429	$—	$794,435	$—	$—	$18,299	$1,223,163
	2018	$398,475	$—	$298,856	$225,000	$—	$14,635	$936,966
Scott Obermeier Executive Vice President - Specialty Products & Solutions	2020	$333,000	$100,000	$1,120,126	$—	$—	$11,980	$1,565,106

(1)The amounts for 2020 would have included the aggregate grant date fair value of phantom unit awards made in connection with the applicable named executive officer’s requirement to defer 50% of their cash incentive award under the Cash Incentive Plan into our Deferred Compensation Plan, or phantom unit awards granted directly pursuant to our Long-Term Incentive Plan, but we did not grant such awards in the ordinary course in 2020. With respect to Mr. Mawer, the amount in this column reflects the phantom unit award granted to him in connection with his services on our board of directors for the 2020 year, rather than in his executive officer capacity. With respect to Mr. Obermeier, amounts include the aggregate grant date fair value of (i) 223,713 phantom unit awards granted to Mr. Obermeier during the 2020 fiscal year, and (ii) 100,000 performance based phantom unit awards granted to Mr. Obermeier during the 2020 fiscal year, which are based on certain market and company performance criteria. Mr. Obermeier’s 2020 performance based phantom unit awards were reflected at probable grant date fair values, which was the target amount on the grant date. The maximum value for Mr. Obermeier’s 2020 awards would have been $367,000. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. Please read Note 14 to our consolidated financial statements for the fiscal year ending December 31, 2020 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.
(2)We have determined that the annual phantom units should be reported in the year to which the performance relates, as all decisions that needed to be made to determine the grant values were determined in the performance year, therefore the amounts reflected in the 2018 row have been modified from the original disclosures for the 2018 year to include the 2018 phantom units earned in the 2018 year but awarded in 2019. The annual phantom units reported in the 2019 row reflect the phantom units earned in the 2019 year but awarded in 2020.
(3)Represents amounts earned under our Cash Incentive Plan and not deferred into the Deferred Compensation Plan.
(4)The following table provides the aggregate “All Other Compensation” information for each of the named executive officers for the 2020 year:

	Stephen P. Mawer	Timothy Go	D. West Griffin	Bruce A. Fleming	Scott Obermeier
401(k) Plan Matching Contributions	$21,771	$21,855	$82	$14,727	$11,750
Relocation Expenses	28,189	—	—	—	—
HSA Plan Matching Contributions	—	1,000	—	—	—
Commuting and Living Expenses (1)	20,059	—	—	—	—
Long-Term Disability Insurance	—	780	—	1,872	(281)
Term Life Insurance	—	—	—	2,954	511
Severance	—	55,770	1,067,233	—	—
Equity Purchase Repayment	—	—	—	—	—
Total	$70,019	$79,405	$1,067,315	$19,553	$11,980

Outstanding Equity Awards at Fiscal Year-End
Our named executive officers had the following outstanding equity awards at December 31, 2020:

	Outstanding Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Units That Have Not Vested ($)
Stephen P. Mawer	17,197	$53,827	—	$—
Timothy Go	—	$—	—	$—
D. West Griffin	—	$—	—	$—
Bruce A. Fleming	60,692	$189,966	—	$—
Scott Obermeier	277,019	$867,069	—	$—

(1)The phantom units in this column reflect time-based phantom units held by the named executive officers as of December 31, 2020. Each of the phantom units will vest in accordance with the following schedules or dates:

Vesting Date	Stephen P. Mawer	Timothy Go	D. West Griffin	Bruce A. Fleming	Scott Obermeier
July 1, 2021	2,910	—	—	15,173	—
December 31, 2021	7,103	—	—	—	27,027
July 1, 2022	2,910	—	—	15,173	—
December 31, 2022	—	—	—	—	249,992
July 1, 2023	2,910	—	—	15,173	—
July 1, 2024	1,364	—	—	15,173	—
	17,197	—	—	60,692	277,019
(2) Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $3.13 of our common units at December 31, 2020 by the number of units outstanding.
Narrative Disclosure to Summary Compensation Table and Outstanding Unit Awards Table
Elements of Executive Compensation
The compensation committee believes the total compensation and benefits program for our named executive officers should consist of the following:
•base salary;
•annual incentive plan which includes short-term cash awards and also includes an optional deferred compensation element;
•long-term incentive compensation, including unit-based awards;
•retirement, health and welfare benefits; and

•perquisites.
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
Short-Term Cash Bonus Awards
Under the Annual Bonus Program Cash Incentive Compensation Plan (the “Cash Incentive Plan”), short-term cash bonus awards are designed to aid us in retaining and motivating executives to assist us in meeting our financial performance objectives on an annual basis. Short-term cash awards are generally granted to named executive officers based on Adjusted EBITDA performance targets. We chose a performance metric that was applicable to all named executive officers. We believe this goal establishes a direct link between executive compensation and our financial performance.
The compensation committee established a minimum, target and stretch incentive opportunities for each executive officer and other key employees expressed as a percentage of base salary. For the 2020 award, the amount that could have been paid out was designed to be based on our achievement of a minimum, target, or stretch level of Adjusted EBITDA during the entire fiscal year. At the recommendation of the compensation committee, the board of directors approved Adjusted EBITDA targets for the performance period based on budgets prepared by management. When making the annual determination of the minimum goal, target goal and stretch goal levels of Adjusted EBITDA, the compensation committee and the board of directors considered the specific circumstances facing us during the year.
Generally, no awards are paid under the Cash Incentive Plan unless we achieve at least the minimum performance goal, as applicable. If the minimum, target or stretch level Adjusted EBITDA goal was achieved for 2020, participants in the plan could have received their minimum, target or stretch cash award opportunity, respectively. For fiscal year 2020, the minimum Adjusted EBITDA goal was set at $200.0 million. For the reasons described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2020 Update,” we did not meet the minimum Adjusted EBITDA goal for 2020, as defined in the Cash Incentive Plan, therefore no awards were deemed to be earned for the 2020 year.
For Messrs. Mawer, Fleming, and Obermeier, any awards that would have been earned were designed to be paid 50% in cash and 50% in fully vested phantom unit awards that would have been deferred into our Deferred Compensation Plan. All phantom units granted will be granted with distribution equivalent rights (“DERs”).
Executive Deferred Compensation Plan
Design. The compensation committee allows for the participation of the executive officers in the Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) to encourage the officers to save for retirement and to assist us in retaining our officers. Pursuant to the Deferred Compensation Plan, a select group of management, including the named executive officers, and all of the non-employee directors are eligible to participate by making an annual irrevocable election to defer, in the case of management, all or a portion of their annual cash incentive award under the Cash Incentive Plan, and, in the case of non-management directors, all or none of their annual cash retainer. With respect to the 2020 year, all of our actively employed named executive officers as of December 31, 2020, would have been required to defer 50% of any Cash Incentive Plan award into deferred phantom units within the Deferred Compensation Plan. This required deferral has been in place for certain named executive officers in past years, as reflected within the Summary Compensation Table above.
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
Results. We did not make any discretionary matching contributions of phantom units to the accounts of those participants in the Deferred Compensation Plan during 2020.
Long-Term Unit-Based Awards
Design. Long-term unit-based awards may consist of any type of award allowed pursuant to our Long-Term Incentive Plan, including phantom units, restricted units, unit options, substitution awards and DERs. In recent years we have granted phantom units to our named executive officers, both time-based and performance-based.
Results. There were no equity-based awards under the Long-Term Incentive Plan provided to Messrs. Mawer, Go, Griffin, or Fleming in 2020. The equity-based awards granted to Mr. Obermeier in 2020 were awarded under the Long-Term Incentive Plan at the discretion of the compensation committee as part of his promotion to the position he currently holds with the Company. Under the Long-Term Incentive Plan, phantom units are generally granted upon our achievement of specified levels of Adjusted EBITDA, with adjustments for individual performance, as discretionary awards, or as part of a sign on award. When granted, phantom units are subject to further time-based vesting criteria specified in the grant. Upon satisfaction of the time-based vesting criteria specified in the grant, phantom units convert into common units (or cash equivalent). Accordingly, these awards established a direct link between executive compensation and our financial performance. This component of executive compensation, when coupled with an extended cliff vesting period as compared to cash awards, further aligns the interests of applicable executives with our unitholders in the longer-term and reinforces unit ownership levels among executives.
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
All named executive officers are provided with all, or certain of, the following benefits as a supplement to their other compensation:
•Executive Physical Program: Generally, on an annual basis, we pay for a complete and professional personal physical exam for each named executive officer appropriate for their age to improve their health and productivity.
•Spousal and Family Travel: On an occasional basis, we pay expenses related to travel of the spouses or certain family members of our named executive officers in order to accompany the named executive officer to business-related events.
•Long-Term Disability Insurance: We provide compensation to allow each named executive officer to purchase long-term disability insurance on an after-tax basis at no net cost to them.
•Use of Company Aircraft: On an occasional basis, our named executive officers may be eligible to use a leased aircraft for personal use and the incremental cost to us is treated as and reflected in the tables below as compensation to the applicable officer for purposes of these disclosures. The items that we use to determine the incremental cost to us of these flights include the variable costs for personal use of aircraft that were charged to us by the vendor that operates the leased aircraft for contracted hourly costs, fuel charges, and taxes.
•Commuting and Living Expenses: In order for us to attract top executive talent, we must not be limited to those individuals residing in the Indianapolis metropolitan area and in some cases must be willing to offer payment or reimbursement for an agreed upon amount of relocation, commuting, temporary housing and other related costs.
The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate and noted the addition of payment of legal expenses was appropriate.
Employment Agreements
As of December 31, 2020, there were no active employment agreements between our general partner and a named executive officer. We provide offer letters to newly hired or promoted employees that set forth the general terms of their employment with us as of the offer letter date, but those letters do not provide for severance, change in control or other post-termination benefits.
Transition and Separation Agreement
We entered into a Transition and Separation Agreement with Mr. Go on March 11, 2020 (the “Separation Agreement”), which governed certain aspects of his employment with us until June 1, 2020 (the “Separation Date”), as well as the separation payments and benefits that he was entitled to receive in connection with his separation from service with us. For more details regarding the Separation Agreement, please see the section below titled “Potential Payments Upon Termination or Change in Control.”
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
Under the Long-Term Incentive Plan, awards that were outstanding as of December 31, 2020, will also accelerate upon a termination due to death, disability or a normal retirement upon or after reaching the age of 66. The board of directors has the final authority to determine if a disability is permanent or of a long-term duration resulting in termination from us. A “disability” per the terms of the Long-Term Incentive Plan grant means (i) a participant’s inability to engage in any substantial gainful activity by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, or (ii) the participant is, by reason of a physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of 12 months, receiving income replacement benefits for a period of not less than 3 months under one of our accident and health plans. We have determined that providing acceleration of the Long-Term Incentive Plan awards upon a death or disability is appropriate because the termination of a participant’s employment with us due to such an occurrence is often an unexpected event, and it is our belief that providing an immediate value to the participant or his family, as appropriate, in such a situation is a competitive retention tool. We also believe that providing for acceleration upon a normal retirement is appropriate due to the fact that the definition of a normal retirement requires an executive to remain employed with us until late in his career, and the acceleration of their equity awards upon such an event provides the executives with a reassurance that they will receive value for their awards at the end of their career. We have determined that it is in the unitholders’ best interest to provide such retention tools with respect to our equity compensation awards due to the fact that we strive to retain a high level of executive talent while competing in a very aggressive industry.

Transition and Separation Agreement with Mr. Go
We entered into a Transition and Separation Agreement with Mr. Go on March 11, 2020 (the “Separation Agreement”), which governed certain aspects of his employment with us until June 1, 2020 (the “Separation Date”), as well as the separation payments and benefits that he was entitled to receive in connection with his separation from service with us. We have provided all payments and benefits to Mr. Go that we believe he is entitled to receive pursuant to the Separation Agreement.
As part of the Separation Agreement, Mr. Go was entitled to receive the following benefits, as long as he remained continually employed by the Company and compliant with the other terms of the Agreement:

•A prorated 2020 annual bonus award, either based on actual achievement during the 2020 year as if Mr. Go had remained employed with the Company for 2020 or, in the event that the Company places Mr. Go on Reassignment (as defined in the Separation Agreement), at the target bonus amount of 150% of Mr. Go’s base salary, in each case prorated to reflect the number of days during the 2020 bonus year that Mr. Go was employed by the Company and paid at the same time that annual bonuses are paid to active employees of the Company. Notwithstanding the foregoing, in lieu of providing such prorated 2020 bonus award, the parties may mutually agree to alternatively provide Mr. Go with a prorated 2020 bonus payment based on the expected performance achievement during the remainder of the 2020 year, to be paid to Mr. Go within thirty (30) days following the Separation Date.
•A cash bonus payment of up to $1,000,000 if (i) an agreement is executed regarding the sale of the Partnership’s refinery located in Great Falls, Montana (the “Potential Transaction”) by December 31, 2020 and (ii) the Company successfully completes the Potential Transaction.
•The Company will waive certain non-competition restrictions currently applicable to Mr. Go (contained within Section 11(b)(i) through 11(b)(iv) of the Employment, Confidentiality, and Non-Compete Agreement previously entered into between Mr. Go and the Company effective as of September 14, 2015 (“Employment Agreement”)).
•All unvested equity-based awards held by Mr. Go on the Separation Date will be forfeited without any consideration, but any vested equity-based awards held by Mr. Go on the Separation Date will continue to be governed by the terms of the applicable equity compensation plan agreements.
Severance Arrangement with Mr. Griffin
We entered into a Transitional Severance Agreement and General Release with Mr. Griffin on October 27, 2019 (the “Severance Agreement”), which governed certain aspects of his employment with us until January 2, 2020 (the “Separation Date”), as well as the severance benefits that he was entitled to receive upon his separation from service with us.
The Severance Agreement provided Mr. Griffin with cash payments totaling $1,065,000, which were paid in three separate installments through July 2020, the amount of which was equal to 12 months of his 2019 base salary plus his 2019 target bonus amount. All outstanding phantom unit awards that Mr. Griffin held at the time of his separation from service were treated in accordance with the terms of our Long-Term Incentive Plan and the grant agreements governing those awards.
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
Compensation of Directors
Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. Non-employee directors were entitled to fees and equity awards for 2020 that consisted of the following:
•an annual fee of $70,000;
•an annual equity award in the form of restricted or phantom units, valued at approximately $100,000;
•an audit and finance committee chair annual fee of $20,000;
•a non-chair audit and finance committee member annual fee of $10,000;
•a strategy and growth committee chair annual fee of $10,000;
•a non-chair strategy and growth committee annual fee of $5,000;
•a conflicts committee and compensation committee chair annual fee of $8,000;
•a non-chair conflicts committee and compensation committee annual fee of $4,000;
•all other committee chair annual fee of $5,000; and
•all other committee member annual fee of $2,500.
In addition, we reimburse each non-employee director for his or her out-of-pocket expenses incurred in connection with attending meetings of the board of directors or board committees. Under certain circumstances, we will also indemnify each director for his or her actions associated with being a director to the fullest extent permitted under Delaware law.
As a named executive officer, compensation that Mr. Mawer received with respect to his director services prior to his appointment as our Chief Executive Officer are reported above within the Summary Compensation Table. The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2020:

	Director Compensation Table for 2020
Name	Fees Earned or Paid in Cash	Unit Awards (1)	Total
Fred M. Fehsenfeld, Jr.	$—	$203,349	$203,349
James S. Carter	$—	$222,975	$222,975
Robert E. Funk	$47,752	$162,469	$210,221
Daniel J. Sajkowski	$58,125	$123,886	$182,011
Amy M. Schumacher	$—	$203,349	$203,349
Daniel L. Sheets	$—	$207,928	$207,928
Paul C. Raymond III	$—	$24,997	$24,997

(1)The amounts in this column are calculated based on the aggregate grant date fair value of (i) annual phantom unit awards issued to non-employee directors serving on the board on the date the awards were granted, (ii) cash fees paid in the form of phantom unit awards (“Director Fee” awards) and (iii) matching phantom unit awards granted to those non-employee directors who deferred all, or a portion of, the fees they earned in 2020 pursuant to the Deferred Compensation Plan (“Matching Units”). The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. Please read Note 14 to our consolidated financial statements for the fiscal year ending December 31, 2020 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. As of December 31, 2020, the following directors each held outstanding phantom units as follows: Mr. Fehsenfeld, 188,750; Mr. Carter, 217,243; Mr. Funk, 173,802; Mr. Sajkowski, 144,603; Ms. Schumacher, 178,576; Mr. Sheets, 73,935; and Mr. Raymond, 6,963.

(2)Mr. Raymond was appointed to the board of directors on November 3, 2020.
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
Compensation Committee Interlocks and Insider Participation
The members of our compensation committee are Daniel L. Sheets, Fred M. Fehsenfeld, Jr. and Amy M. Schumacher. Mr. Fehsenfeld, Jr. is the chairman of the board of our general partner. Mr. Sheets is a member of the board of our general partner. Ms. Schumacher is a member of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence” for descriptions of our transactions in fiscal year 2020 with certain entities related to Messrs. Fehsenfeld and Sheets and Ms. Schumacher. Mr. Fehsenfeld and Ms. Schumacher are not independent members of the compensation committee. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units as of March 2, 2021, held by:
•each person who beneficially owns 5% or more of our outstanding units;
•each director of our general partner;
•each named executive officer of our general partner; and
•all directors and executive officers of our general partner as a group.
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Units Beneficially Owned
The Heritage Group (1)(2)	11,867,533	15.09%
Calumet, Incorporated (2)	1,934,287	2.46%
Adams Asset Advisors, LLC (3)	4,555,224	5.79%
James S. Carter	293,830	*
Fred M. Fehsenfeld, Jr. (1)(2)(4)(5)	867,869	1.10%
Bruce A. Fleming	321,839	*
Robert E. Funk	246,145	*
Timothy Go	286,271	*
D. West Griffin	97,860	*
Scott Obermeier	27,967	*
Stephen P. Mawer	140,367	*
Daniel J. Sajkowski	151,036	*
Amy M. Schumacher (1)(5)(6)	162,532	*
Daniel L. Sheets	27,816	*
Paul C. Raymond III	—	*
Jennifer G. Straumins	—	*
All directors and executive officers as a group (13 persons)	2,623,532	3.34%

*	= less than 1 percent.
(1)Twenty-nine grantor trusts indirectly own all of the outstanding general partner interests in The Heritage Group, an Indiana general partnership. The direct or indirect beneficiaries of the grantor trusts are members of the Fehsenfeld family. Each of the grantor trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr. and Amy M. Schumacher, who are directors of our general partner, disclaims beneficial ownership of all of the common units owned by The Heritage Group, and none of these units are shown as being beneficially owned by such directors in the table above. Of these common units, 367,197 are owned by The Heritage Group Investment Company, LLC (“Investment LLC”). Investment LLC is under common ownership with The Heritage Group. The Heritage Group, although not the owner of the common units, serves as the Manager of Investment LLC, and in that capacity has sole voting and investment power over the common units. The Heritage Group disclaims beneficial ownership of the common units owned by Investment LLC except to the extent of its pecuniary interest therein. The address for The Heritage Group is 5400 W. 86th St., Indianapolis, Indiana, 46268.
(2)The common units of Calumet, Incorporated are indirectly owned 45.8% by The Heritage Group and 5.1% by Fred M. Fehsenfeld, Jr. personally. Fred M. Fehsenfeld, Jr. is also a director of Calumet, Incorporated. Accordingly, 885,294 of the common units owned by Calumet, Incorporated are also shown as being beneficially owned by The Heritage Group in the table above, and 97,971 of the common units owned by Calumet, Incorporated are also shown as being beneficially owned by Fred M. Fehsenfeld, Jr. in the table above. The Heritage Group and Fred M. Fehsenfeld, Jr. disclaim beneficial ownership of all of the common units owned by Calumet, Incorporated in excess of their respective pecuniary interests in such units. The address of Calumet, Incorporated is 5400 W. 86th St., Indianapolis, Indiana, 46268.
(3)As noted in the Schedule 13G filed with the SEC on January 6, 2021, the filing person has indicated that it has or shares beneficial ownership of such units. The address for Adams Asset Advisors, LLC is 8150 N. Central Expwy #M1120, Dallas, Texas 75206.
(4)Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.

(5)Does not include a total of 1,979,804 common units owned by two trusts, the direct or indirect beneficiaries of which are members of the Fred M. Fehsenfeld, Jr. family. Each of the trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr. and Amy M. Schumacher, who are directors of our general partner, disclaims beneficial ownership of all of the common units owned by the trusts, and none of these units are shown as being beneficially owned by such directors in the table above.
(6)Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Long-Term Incentive Plan	773,557	$—	290,384
Total	773,557	$—	290,384

(1)The Long-Term Incentive Plan contemplates the issuance or delivery of up to 3,883,960 common units to satisfy awards under the plan. The number of units presented in column (a) assumes that all outstanding grants may be satisfied by the issuance of new units or the purchase of existing units on the open market upon vesting. In fact, some portion of the phantom units may be settled in cash and some portion will be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under Column (c). For more information on our Long-Term Incentive Plan, please read Item 11 “Executive and Director Compensation — Narrative Disclosure to Summary Compensation Table and Outstanding Phantom Unit Awards Table — Long-Term Unit-Based Awards.”
Item 13. Certain Relationships and Related Transactions and Director Independence
Distributions and Payments to Our General Partner and its Affiliates
Owners of our general partner and their affiliates own 16,653,293 common units representing an approximately 20.8% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. We suspended distributions in April 2016. Please read Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy” for additional information related to our distribution policy and the incentive distribution rights.
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

Omnibus Agreement
We entered into an omnibus agreement, dated January 31, 2006, with The Heritage Group and certain of its affiliates pursuant to which The Heritage Group and its controlled affiliates agreed not to engage in, whether by acquisition or otherwise, the business of refining or marketing specialty lubricating oils, solvents and wax products as well as gasoline, diesel and jet fuel products in the continental U.S. (“restricted business”) for so long as The Heritage Group controls us. This restriction does not apply to:
•any business owned or operated by The Heritage Group or any of its affiliates as of January 31, 2006;
•the refining and marketing of asphalt and asphalt-related products and related product development activities;
•the refining and marketing of other products that do not produce “qualifying income” as defined in the Internal Revenue Code;
•the purchase and ownership of up to 9.9% of any class of securities of any entity engaged in any restricted business;
•any restricted business acquired or constructed that The Heritage Group or any of its affiliates acquires or constructs that has a fair market value or construction cost, as applicable, of less than $5.0 million;
•any restricted business acquired or constructed that has a fair market value or construction cost, as applicable, of $5.0 million or more if we have been offered the opportunity to purchase it for fair market value or construction cost and we decline to do so with the concurrence of the conflicts committee of the board of directors of our general partner; and
•any business conducted by The Heritage Group with the approval of the conflicts committee of the board of directors of our general partner.
Employee Costs
Our general partner employs all of our employees and we reimburses the general partner for certain of its expenses.
Product Sales and Related Purchases
During 2020, we made ordinary course sales of certain specialty products to Monument Chemicals, Inc. (“Monument Chemicals”), a specialty chemical company owned in part by The Heritage Group. Paul C. Raymond III is the Chief Executive Officer of Monument Chemicals and Amy M. Schumacher is the president of Monument Chemicals. The total purchases made by us from Monument Chemicals in 2020 for product purchases were approximately $0.1 million. The total sales made by us to Monument Chemicals in 2020 were approximately $5.4 million. As of December 31, 2020, there was approximately $0.8 million due to us from Monument Chemicals related to these products sales. We anticipate that we will continue to sell products to Monument Chemicals in the future. We believe that the product sales prices and credit terms offered to Monument Chemicals are comparable to prices and terms offered to non-affiliated third-party customers.
During 2020, we made ordinary course purchases of certain services from Heritage-Crystal Clean Inc. (“Crystal Clean”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. The total purchases made by us from Crystal Clean in 2020 for cleaning and waste removal services were approximately $0.8 million. As of December 31, 2020, there was an immaterial amount due from us to Crystal Clean related to these purchases. We expect that we will continue to utilize these services from Crystal Clean in the future. During 2020, we made ordinary course sales of certain specialty products to Crystal Clean. We made an immaterial amount of sales to Crystal Clean in 2020. We anticipate that we will continue to sell products to Crystal Clean in the future. We believe that the product sales prices and credit terms offered to Crystal Clean are comparable to prices and terms offered to non-affiliated third-party customers.
During 2020, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. Total purchases made by us from Heritage Environmental in 2020 for cleaning and waste removal services were approximately $10.4 million. As of December 31, 2020, there was a $1.4 million balance due from us to Heritage Environmental related to these purchases. We expect that we will continue to utilize these services from Heritage Environmental in the future.
During 2020, we made ordinary course sales of certain specialty products to Heritage Advanced Products, LLC (“Heritage Advanced”), a specialty chemical company owned in part by The Heritage Group. The total sales made by us to Heritage Advanced in 2020 were approximately $0.7 million. As of December 31, 2020, there was an immaterial balance due to us from Heritage Advanced related to these products sales. We anticipate that we will continue to sell products to Heritage Advanced in the future. We believe that the product sales prices and credit terms offered to Heritage Advanced are comparable to prices and terms offered to non-affiliated third-party customers.

During 2020, we made ordinary course sales of certain fuel products to Asphalt Materials of $5.6 million. As of December 31, 2020, there was an approximately $0.1 million balance due to us from Asphalt Materials related to these products sales. We anticipate that we will continue to sell products to Asphalt Materials in the future. We believe that the product sales prices and credit terms offered to Asphalt Materials are comparable to prices and terms offered to non-affiliated third-party customers.
During 2020, we made ordinary course sales of certain fuel products to Western States Asphalt, Inc., an affiliate of The Heritage Group (“Western States”). The Heritage Group sold it’s ownership interest in Western States in April 2020. The total sales made by us to Western Asphalt through April 2020 was $4.7 million. We had no balances due to us from Western Asphalt or payable by us to Western Asphalt as of December 31, 2020. We believe that the product sales prices and credit terms offered to Western States for our transactions with Western Asphalt through April 2020 were comparable to prices and terms offered to non-affiliated third-party customers.
Product Collaboration
During 2019, the Company entered into a Master Reimbursement Agreement with The Heritage Group whereby The Heritage Group may incur or pay certain fees, expenses or obligations on behalf of the Company, and the Company shall reimburse The Heritage Group for such incurrences or payments in either cash or common units of the Company, subject to a limit of 4.0 million units valued at $3.60 per unit. As of December 31, 2019, the Company accrued approximately $3.8 million for expenses incurred by The Heritage Group on behalf of the Company in accounts payable in the consolidated balance sheets. The Heritage Group elected cash reimbursement, with no further payment obligations in regard to the Master Reimbursement Agreement. Consistent with The Heritage Group’s election, this triggered the obligation to be settled based upon the terms of the agreement in January 2020.
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
Intellectual Property Rights Agreement
On January 6, 2012, the Partnership acquired all of the membership interests of TruSouth Oil, LLC (“TruSouth”). As part of the transaction, TruSouth, the Partnership and the sellers of TruSouth, which included The Heritage Group, entered into an Intellectual Property Rights Agreement dated January 6, 2012 (“IPRA”). In the IPRA, TruSouth (now known as Calumet Branded Products, LLC (“Calumet Branded”)) agreed to pay the sellers a royalty on each qualified gallon of engineered fuel sold to third parties. In 2020, Calumet Branded paid The Heritage Group a total of $0.7 million in royalties under the IPRA.
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
(a)in the normal course of the Company’s business;
(b)not one in which the CEO or any of his immediate family members has a direct or indirect material interest; and

(c)on terms no less favorable to the Company than those generally being provided to or available from unrelated third parties or fair to the Company, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company).
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
Please read Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.
Item 14. Principal Accounting Fees and Services
The following table details the aggregate fees billed for professional services rendered by our independent auditor during 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019
Audit fees	$4.0	$6.2
Audit-related fees	—	—
Non-audit services	0.2	—
Total	$4.2	$6.2
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

4.6	—	Description of Common Units (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 5, 2020 (File No. 000-51734)).

Exhibit Number		Description
4.7	—
Indenture, dated as of August 5, 2020, by and among the Partnership, Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2020 (File No. 000-51734)).

4.8	—	Form of 9.25% Senior Secured First Lien Note due 2024 (included in Exhibit 4.7).
10.1	—
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

10.3†	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 28, 2009 (File No. 000-51734)).
10.4	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.5†	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on November 16, 2005 (File No. 333-128880)).
10.6	—
Temporary Waiver Under Supply and Offtake Agreement, dated as of November 14, 2017, between Macquarie Energy North America Trading Inc. and Calumet Shreveport Refining LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 2, 2018 (File No. 000-51734)).

10.7	—
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

10.11	—
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

10.15	—
Supply and Offtake Agreement, dated as of June 19, 2017, between Macquarie Energy North America Trading Inc., Calumet Shreveport Fuels, LLC and Calumet Shreveport Lubricants & Waxes, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017 (File No. 000-51734)).

10.16	—
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

10.17	—
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

10.18	—
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
H. Keith Jennings Offer Addendum, dated effective May 2, 2020, between Calumet GP, LLC and H. Keith Jennings (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020 (File No. 000-51734)).

10.24	—
Transition and Separation Agreement, dated effective March 11, 2020, between Calumet GP, LLC and Timothy Go (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2020 (File No. 000-51734)).

10.25	—
Employment Letter, effective as of April 3, 2020, by and between Calumet GP, LLC and Stephen P. Mawer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2020 (File No. 000-51734)).

10.26	—
Todd Borgmann Promotion Letter, effective as of September 1, 2020, between Calumet GP, LLC and Todd Borgmann (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2020 (File No. 000-51734)).

10.27	—
Amendment No. 1 to Amended and Restated Collateral Trust Agreement, dated as of July 31, 2020, by and among the Partnership, the obligors party thereto and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2020 (File No. 000-51734)).

Exhibit Number		Description
10.28	—
Consent to Third Amended and Restated Credit Agreement, dated July 3, 2020, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries, as Borrowers, the Lenders party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2020 (File No. 000-51734)).

10.29+	—
Support Agreement, dated July 6, 2020, among Calumet Specialty Products Partners, L.P., Calumet Finance Corp. and the Holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the commission on July 6, 2020 (File No. 000-51734)).

10.30	—
Third Supplemental Indenture, dated as of February 11, 2021, by and among the Partnership, Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the commission on February 16, 2021 (File No. 000-51734)).

10.31	—
Seventh Supplemental Indenture, dated as of February 11, 2021, by and among the Partnership, Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the commission on February 16, 2021 (File No. 000-51734)).

10.32	—
Master Lease Agreement, together with Property Schedule No. 1 thereto, each dated as of February 12, 2021, and each by and between Stonebriar Commercial Finance LLC and Calumet Shreveport Refining, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on February 16, 2021 (File No. 000-51734)).

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC its general partner

By:	/s/ Stephen P. Mawer
Stephen P. Mawer
Chief Executive Officer
Date: March 3, 2021
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ Stephen P. Mawer	Chief Executive Officer of Calumet GP, LLC (Principal Executive Officer)	Date:	March 3, 2021
Stephen P. Mawer

/s/ L. Todd Borgmann	Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Financial Officer)	Date:	March 3, 2021
L. Todd Borgmann

/s/ Vincent Donargo	Chief Accounting Officer of Calumet GP, LLC (Principal Accounting Officer)	Date:	March 3, 2021
Vincent Donargo

/s/ Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date:	March 3, 2021
Fred M. Fehsenfeld, Jr.

/s/ James S. Carter	Director of Calumet GP, LLC	Date:	March 3, 2021
James S. Carter

/s/ Robert E. Funk	Director of Calumet GP, LLC	Date:	March 3, 2021
Robert E. Funk

/s/ Paul C. Raymond III	Director of Calumet GP, LLC	Date:	March 3, 2021
Paul C. Raymond III

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date:	March 3, 2021
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date:	March 3, 2021
Amy M. Schumacher

/s/ Daniel L. Sheets	Director of Calumet GP, LLC	Date:	March 3, 2021
Daniel L. Sheets

/s/ Jennifer G. Straumins	Director of Calumet GP, LLC	Date:	March 3, 2021
Jennifer G. Straumins