Form 10-Q
period 2021-03-31
Calumet Specialty Products Partners, L.P.
filed 2021-05-07
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 6, 2021, there were 78,676,262 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three Months Ended March 31, 2021

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of the ongoing novel coronavirus (“COVID-19”) pandemic and global crude oil production levels on our business and operations; (ii) demand for refined petroleum products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) our ability to remediate the identified material weakness and further strengthen the overall controls surrounding information systems; (x) the future effectiveness of our enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations; and (xi) potential costs and savings associated with our cost reduction plan to reduce overall operating expenses, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$114.2	$109.4
Accounts receivable
Trade, less allowance for credit losses of $1.1 million and $0.8 million, respectively	198.6	152.4
Other	20.7	8.0
	219.3	160.4
Inventories	257.8	254.9
Prepaid expenses and other current assets	11.3	10.2
Total current assets	602.6	534.9
Property, plant and equipment, net	904.9	919.8
Other noncurrent assets, net	360.5	353.6
Total assets	$1,868.0	$1,808.3
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$203.9	$179.3
Accrued interest payable	46.9	31.7
Accrued salaries, wages and benefits	45.9	27.6
Obligations under inventory financing agreements	95.6	98.8
RINs obligation	215.1	129.4
Other current liabilities	67.1	74.8
Current portion of long-term debt	157.2	2.9
Total current liabilities	831.7	544.5
Other long-term liabilities	70.5	73.0
Long-term debt, less current portion	1,239.3	1,319.4
Total liabilities	2,141.5	1,936.9
Commitments and contingencies
Partners’ capital (deficit):
Limited partners’ interest 78,670,564 units and 78,062,346 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	(267.4)	(125.3)
General partner’s interest	6.1	9.0
Accumulated other comprehensive loss	(12.2)	(12.3)
Total partners’ capital (deficit)	(273.5)	(128.6)
Total liabilities and partners’ capital (deficit)	$1,868.0	$1,808.3
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(In millions, except per unit and unit data)
		(as adjusted)
Sales	$600.3	$692.6
Cost of sales	642.3	669.1
Gross profit (loss)	(42.0)	23.5
Operating costs and expenses:
Selling	13.1	13.3
General and administrative	36.7	20.2
Other operating expense	14.9	14.0
Operating loss	(106.7)	(24.0)

Other income (expense):
Interest expense	(34.2)	(29.3)
Gain (loss) on derivative instruments	(5.2)	38.5
Other	0.2	0.9
Total other income (expense)	(39.2)	10.1
Net loss before income taxes	(145.9)	(13.9)
Income tax expense	0.2	0.5
Net loss	$(146.1)	$(14.4)
Allocation of net loss:
Net loss	$(146.1)	$(14.4)
Less:
General partner’s interest in net loss	(2.9)	(0.3)
Net loss attributable to limited partners	$(143.2)	$(14.1)
Weighted average limited partner units outstanding:
Basic and diluted	78,593,724	78,399,314
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(1.82)	$(0.18)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net loss	$(146.1)	$(14.4)
Other comprehensive income (loss):
Cash flow hedge loss	—	(0.2)
Defined benefit pension and retiree health benefit plans	0.1	—
Total other comprehensive income (loss)	0.1	(0.2)
Comprehensive loss attributable to partners’ capital (deficit)	$(146.0)	$(14.6)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
Other comprehensive income	0.1	—	—	0.1
Net loss	—	(2.9)	(143.2)	(146.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.6)	(0.6)
Amortization of phantom units	—	—	1.7	1.7
Balance at March 31, 2021	$(12.2)	$6.1	$(267.4)	$(273.5)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
Other comprehensive loss	(0.2)	—	—	(0.2)
Net loss	—	(0.3)	(14.1)	(14.4)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.3)	(0.3)
Amortization of phantom units	—	—	0.3	0.3
Balance at March 31, 2020	$(10.8)	$11.7	$6.1	$7.0

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating activities
Net loss	$(146.1)	$(14.4)
Non-cash activities	30.5	71.5
Changes in assets and liabilities	65.3	(77.0)
Net cash used in operating activities	(50.3)	(19.9)
Investing activities
Additions to property, plant and equipment	(6.2)	(14.9)
Other investing activities	—	(2.4)
Net cash used in investing activities	(6.2)	(17.3)
Financing activities
Proceeds from borrowings — revolving credit facility	216.1	472.5
Repayments of borrowings — revolving credit facility	(208.6)	(325.3)
Proceeds from inventory financing	134.4	245.1
Payments on inventory financing	(145.3)	(269.7)
Proceeds from other financing obligations	70.0	—
Other financing activities	(5.3)	(0.8)
Net cash provided by financing activities	61.3	121.8
Net increase in cash and cash equivalents	4.8	84.6
Cash and cash equivalents at beginning of period	109.4	19.1
Cash and cash equivalents at end of period	$114.2	$103.7
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$7.9	$10.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2021, the Company had 78,670,654 limited partner common units and 1,605,522 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
The unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.
2. Change in Accounting Policy
During the first quarter of fiscal 2021, the Company changed its method of accounting for shipping and handling costs, which are primarily costs paid to third-party shippers for transporting products to customers. Under the new method of accounting, the Company includes shipping costs in cost of sales, whereas previously, they were included in Operating costs and expenses as a separate line item as transportation expense.
The Company believes that including these expenses in cost of sales is preferable, as it better aligns these costs with the related revenue in the gross profit calculation and is consistent with the practices of other industry peers. This change in accounting principle has been applied retrospectively, and the unaudited condensed consolidated statements of operations reflect the effect of this accounting principle change for all periods presented. This reclassification had no impact on net loss before income taxes, net loss attributable to limited partners, or limited partners’ interest basic and diluted net loss per unit. The condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive income (loss), unaudited condensed consolidated statements of partners’ capital (deficit), and unaudited condensed consolidated statements of cash flows were not impacted by this accounting principle change.

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 have been adjusted to reflect this change in accounting policy. The impact of the adjustment for the three months ended March 31, 2020 was an increase of $30.8 million to cost of sales and a corresponding decrease to transportation expense in the unaudited condensed consolidated statements of operations.
3. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Renewable Identification Numbers (“RINs”) Obligation
The Company’s RINs obligation (“RINs Obligation”) is an estimated provision for the future purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”). A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual quotas for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. and, as a producer of motor fuels from petroleum, the Company is subject to those quotas. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished. To the extent the Company is unable to physically blend renewable fuels to satisfy the EPA requirement, it may purchase RINs in the open market to satisfy the annual quota.
The Company accounts for its current period RINs obligation by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a RINs obligation liability in the condensed consolidated balance sheets. This current period liability is revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending in excess of the EPA percentages may be sold or held to offset future RINs Obligations. Any RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations. The liabilities associated with the Company’s RINs Obligation are considered recurring fair value measurements. Please read Note 7 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
4. Revenue Recognition
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
Products
The Company is engaged in the production and marketing of hydrocarbon based specialty products including lubricating oils, solvents, waxes, and other specialty products. The Company is also engaged in the production of fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, heavy fuel oils, and other fuels products. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of March 31, 2021 and December 31, 2020 were $198.6 million and $152.4 million, respectively.
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
5. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three months ended March 31, 2021 and 2020, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $20.9 million higher and $6.7 million lower as of March 31, 2021 and December 31, 2020, respectively.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 8 - “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively.

Inventories consist of the following (in millions):

	March 31, 2021			December 31, 2020
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$51.7	$12.0	$63.7	$30.8	$11.5	$42.3
Work in process	28.4	29.1	57.5	31.8	27.4	59.2
Finished goods	103.8	32.8	136.6	114.0	39.4	153.4
	$183.9	$73.9	$257.8	$176.6	$78.3	$254.9

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 8 - “Inventory Financing Agreements” for further information.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended March 31, 2021, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $22.7 million due to the sale of inventory previously adjusted through the LCM valuation. During the three months ended March 31, 2020, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $66.3 million as a result of declining market prices.
6. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 14 years, some of which include options to extend the lease for up to 34 years, and others of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases as of March 31, 2021 and December 31, 2020, were as follows (in millions):

		March 31, 2021	December 31, 2020
Assets:	Classification:
Operating lease assets	Other noncurrent assets, net (1)	$77.7	$85.8
Finance lease assets	Property, plant and equipment, net (2)	3.8	4.0
Total leased assets		$81.5	$89.8
Liabilities:
Current
Operating	Other current liabilities (1)	$35.0	$41.4
Finance	Current portion of long-term debt	0.6	0.6
Non-current
Operating	Other long-term liabilities (1)	43.3	44.8
Finance	Long-term debt, less current portion	3.0	3.1
Total lease liabilities		$81.9	$89.9

(1)In the first quarter of 2021, the Company had additions to its operating lease right-of-use assets and operating lease liabilities of approximately $2.6 million.
(2)Finance lease assets are recorded net of accumulated amortization of $3.6 million and $3.4 million as of March 31, 2021 and December 31, 2020, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three months ended March 31, 2021 and 2020 were as follows (in millions).

		Three Months Ended March 31,
Lease Costs:	Classification:	2021	2020
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$11.8	$16.6
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	1.8	2.7
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	3.7	0.9
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.2	0.1
Interest on lease liabilities	Interest expense	0.1	0.1
Total lease cost		$17.6	$20.4

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
As of March 31, 2021, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2021	$34.5	$0.6	$35.1
2022	16.5	0.9	17.4
2023	13.0	0.9	13.9
2024	9.4	0.9	10.3
2025	6.8	0.5	7.3
Thereafter	10.0	0.6	10.6
Total	$90.2	$4.4	$94.6
Less: Interest	11.9	0.8	12.7
Present value of lease liabilities	$78.3	$3.6	$81.9
Less obligations due within one year	35.0	0.6	35.6
Long-term lease obligation	$43.3	$3.0	$46.3

(1)As of March 31, 2021, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2021.
(2)As of March 31, 2021, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of March 31, 2021.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	March 31, 2021	December 31, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	3.8	3.8
Finance leases	5.2	5.4
Weighted-average discount rate:
Operating leases	7.2%	7.3%
Finance leases	8.3%	8.3%

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

Renewable Identification Numbers Obligation
The RFS allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements. The EPA has not acted on 2019 and 2020 SRE applications and has extended the compliance deadlines for those years which are not yet current. On January 19, 2021, the Company filed a lawsuit against Mr. Andrew Wheeler, Administrator of the EPA, in federal court in the Western District of Louisiana and in the District of Montana seeking an order that the EPA cannot enforce the RINs compliance deadline until the EPA has taken action on the Company’s hardship exemption applications. The lawsuits are currently pending.
The Company continues to anticipate that RFS compliance may continue to result in a significant expense for the Specialty Products and Solutions and Montana/Renewables segments. If legal or regulatory changes occur that have the effect of increasing the RINs Obligation, increasing the market price of RINs, or eliminating or narrowing the availability of SRE, the Company could be required to purchase additional RINs in the open market, which may materially increase the costs related to RFS compliance and could have a material adverse effect on the results of operations and liquidity.
As of March 31, 2021 and December 31, 2020, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $215.1 million and $129.4 million, respectively. Please read Note 3 - “Summary of Significant Accounting Policies” for additional information.
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
Other Matters, Claims and Legal Proceedings
The Company is subject to matters, claims and litigation incidental to its business. The Company has recorded accruals with respect to certain of its matters, claims and litigation where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not individually considered material. For other matters, claims and litigation, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of matters, claims and litigation currently pending cannot be determined, the Company currently does not expect these outcomes, individually or in the aggregate (including matters for which the Company has recorded accruals), to have a material adverse effect on its financial position, results of operations or cash flows. The outcome of any matter, claim or litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of March 31, 2021 and December 31, 2020, the Company had outstanding standby letters of credit of $17.4 million and $23.7 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2021 and December 31, 2020, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($600.0 million at March 31, 2021 and December 31, 2020).
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of March 31, 2021, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2021	$2.6
2022	3.9
2023	3.9
2024	4.0
2025	4.0
Thereafter	6.0
Total (1)	$24.4

(1)As of March 31, 2021, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
8. Inventory Financing Agreements
The Company entered into several agreements with Macquarie to support the operations of the Great Falls refinery and the Shreveport refinery (as amended, the “Supply and Offtake Agreements”), which each have an expiration date of June 30, 2023.
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
For the three months ended March 31, 2021 and 2020, the Company incurred an expense of $1.4 million and received a $1.8 million benefit, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided cash collateral of $13.8 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2021 and December 31, 2020, the Company had $21.4 million and $15.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remained outstanding as of March 31, 2021.

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rates of 2.3% and 2.4% for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.	$115.5	$108.0
Borrowings under the 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.3% and 8.1% for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. (1)	150.5	150.6
Borrowings under the 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.2% and 8.1% for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.	325.0	325.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.4% for the three months ended March 31, 2021 and the year ended December 31, 2020.	200.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.5% and 11.3% for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.	550.0	550.0
Shreveport terminal asset financing arrangement	69.5	—
Other	1.9	2.3
Finance lease obligations, at various interest rates, interest and principal payments monthly through January 2027	3.6	3.7
Less unamortized debt issuance costs (2)	(13.9)	(14.2)
Less unamortized discounts	(5.6)	(3.1)
Total debt	$1,396.5	$1,322.3
Less current portion of long-term debt	157.2	2.9
Total long-term debt	$1,239.3	$1,319.4

(1)The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $0.5 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $21.6 million and $20.5 million at March 31, 2021 and December 31, 2020, respectively.
Senior Notes
The indentures governing the 7.625% Senior Notes due 2022 (“2022 Notes”), the 7.75% Senior Notes due 2023 (“2023 Notes”), the 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”) and the 11.00% Senior Notes due 2025 (“2025 Notes”) and, together with the 2022 Notes, 2023 Notes and 2024 Secured Notes, the “Senior Notes” contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2021, the Company’s Fixed Charge Coverage Ratio (as defined in the indentures governing the Senior Notes) was 0.9x. As of March 31, 2021, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

Third Amended and Restated Senior Secured Revolving Credit Facility
On February 23, 2018, the Company entered into the Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) governing its senior secured revolving credit facility maturing in February 2023, which provides maximum availability of credit under the revolving credit facility of $600.0 million, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). In September 2019, the borrowing base was expanded by $99.6 million by adding the fixed assets of the Company’s Great Falls, MT refinery as collateral under the Credit Agreement. The $99.6 million expansion amortizes to zero on a straight-line basis over ten quarters starting in the first quarter of 2020.
The borrowing capacity at March 31, 2021, under the revolving credit facility was approximately $307.9 million. As of March 31, 2021, the Company had $115.5 million of outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $17.4 million, leaving approximately $175.0 million of unused capacity.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10% of the Borrowing Base (as defined in the Credit Agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the Borrowing Base, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of March 31, 2021, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of March 31, 2021, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2021	$7.0
2022	157.4
2023	448.5
2024	208.7
2025	559.2
Thereafter	34.7
Total	$1,415.5

10. Derivatives
The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products, natural gas and precious metals. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce the Company’s exposure with respect to:
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
The Company recognizes all derivative instruments at their fair values (please read Note 11 - “Fair Value Measurements”) as either current assets or current liabilities in the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2021			December 31, 2020
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Montana/Renewables segment:
WCS crude oil basis swaps	Other current assets	$—	$—	$—	$0.4	$(0.4)	$—
Total derivative instruments		$—	$—	$—	$0.4	$(0.4)	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2021			December 31, 2020
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(6.3)	$—	$(6.3)	$(1.1)	$—	$(1.1)
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(3.5)	$—	$(3.5)	$(1.1)	$—	$(1.1)
WCS crude oil basis swaps	Other current liabilities	—	—	—	(1.7)	0.4	(1.3)
Total derivative instruments		$(9.8)	$—	$(9.8)	$(3.9)	$0.4	$(3.5)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of March 31, 2021 and December 31, 2020, the Company had no counterparty relationships in which the derivatives held were in net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of March 31, 2021 or December 31, 2020. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of March 31, 2021 and December 31, 2020, the Company had provided its counterparties with no collateral.
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
The cash flow impact of the Company’s derivative activities is classified primarily as a change in assets and liabilities in the operating activities section in the unaudited condensed consolidated statements of cash flows.
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into natural gas swaps, crack spread swaps and crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, and refined products.

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Gain on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain on Derivative Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(5.2)	$8.5
Natural gas swaps	—	(0.1)	—	(0.3)
Crack spread swaps	—	7.0	—	27.1
Montana/Renewables segment:
Inventory financing obligation	—	—	(2.4)	2.5
WCS crude oil basis swaps	1.1	—	1.3	(6.2)
Total	$1.1	$6.9	$(6.3)	$31.6
Derivative Positions
At March 31, 2021, the Company had no outstanding derivative contracts.
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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at March 31, 2021 and December 31, 2020, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.

Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the counterparties and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Please read Note 10 - “Derivatives” for further information on derivative instruments.
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2021 and December 31, 2020, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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
Renewable Identification Numbers Obligation
The Company’s RINs Obligation is categorized as Level 2 and is measured at fair value using the market approach based on quoted prices from an independent pricing service. Please read Note 3 - “Summary of Significant Accounting Policies” for further information on the Company’s RINs Obligation.
Precious Metals Obligations
The fair value of precious metals obligations is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy.
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Pension plan investments	$34.0	$—	$—	$34.0	$34.4	$—	$—	$34.4
Total recurring assets at fair value	$34.0	$—	$—	$34.0	$34.4	$—	$—	$34.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(9.8)	$(9.8)	$—	$—	$(2.2)	$(2.2)
WCS crude oil basis swaps	—	—	—	—	—	—	(1.3)	(1.3)
Total derivative liabilities	$—	$—	$(9.8)	$(9.8)	$—	$—	$(3.5)	$(3.5)
RINs obligation	—	(215.1)	—	(215.1)	—	(129.4)	—	(129.4)
Precious metals obligations	(8.8)	—	—	(8.8)	(7.9)	—	—	(7.9)
Liability awards	(26.1)	—	—	(26.1)	(14.2)	—	—	(14.2)
Total recurring liabilities at fair value	$(34.9)	$(215.1)	$(9.8)	$(259.8)	$(22.1)	$(129.4)	$(3.5)	$(155.0)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Three Months Ended March 31,
	2021	2020
Fair value at January 1,	$(3.5)	$(6.3)
Realized gain (loss) on derivative instruments	1.1	(6.9)
Unrealized gain (loss) on derivative instruments	(6.3)	31.6
Settlements	(1.1)	6.9
Fair value at March 31,	$(9.8)	$25.3
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$(6.3)	$31.6
All settlements from derivative instruments not designated as hedges are recorded in Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Please read Note 10 - “Derivatives” for further information on derivative instruments.
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
Debt
The estimated fair value of long-term debt at March 31, 2021 and December 31, 2020, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s senior notes and secured notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. Please read Note 9 - “Long-Term Debt” for further information on long-term debt.

The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		March 31, 2021		December 31, 2020
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2022 Notes and 2023 Notes	1	$472.5	$470.1	$468.6	$471.9
2024 Secured Notes and 2025 Notes	2	$800.5	$740.2	$780.8	$739.6
Revolving credit facility	3	$115.5	$112.8	$108.0	$104.8
Shreveport terminal asset financing arrangement	3	$69.5	$67.9	$—	$—
Finance leases and other obligations	3	$5.5	$5.5	$6.0	$6.0

12. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(146.1)	$(14.4)
Less:
General partner’s interest in net loss	(2.9)	(0.3)
Net loss attributable to limited partners	$(143.2)	$(14.1)

Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding (1)	78,593,724	78,399,314
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(1.82)	$(0.18)

(1)Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the three months ended March 31, 2021 and 2020.
13. Segments and Related Information
Segment Reporting
The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated by the chief operating decision maker (“CODM”). Effective January 1, 2021, the Company reorganized its business segments as a result of a change in how the CODM allocates resources, makes operating decisions and assesses the performance of its business. As a result, as of January 1, 2021, the Company’s operations are managed by the CODM using the following reportable segments:
•Specialty Products and Solutions. The Specialty Products and Solutions segment consists of our customer-focused solutions and formulations businesses, covering multiple specialty product lines, anchored by our unique integrated complex in North West Louisiana.
•Montana/Renewables. The Montana/Renewables segment is composed of our Great Falls refinery and dual-train energy transition project.
•Performance Brands. The Performance Brands segment includes our fast-growing portfolio of high-quality, high-performing brands.
•Corporate. The Corporate segment primarily consists of general and administrative expenses not allocated to the Montana/Renewables, Specialty Products and Solutions, or Performance Brands segments.
Segment information presented herein reflects the impact of this reorganization for all periods presented.
During the first quarter of 2021, the CODM changed the definition and calculation of Adjusted EBITDA to exclude RINs mark-to-market adjustments (see item (j) below). The Company’s RINs liability is calculated by multiplying the RINs shortage (based on actual results) by the period end spot price and is subsequently revalued as of the last day of each accounting period. The resulting non-cash adjustments are included in cost of sales in the statement of operations, with the exception of RINs for the 2019 compliance year related to the San Antonio refinery, which are included in other operating expense. The Company believes that this revised definition and calculation better reflects the performance of the Company’s business segments including cash flows because it excludes these non-cash fluctuations. Adjusted EBITDA has been revised for all periods presented to consistently reflect this change.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 - “Summary of Significant Accounting Policies,” of the Company’s 2020 Annual Report on Form 10-K, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. In addition, the accounting policies of the reporting segments for shipping and handling costs, which are primarily costs paid to third-party shippers for transporting products to customers, are the same as that described in this report in Note 2 - “Change in Accounting Policy.” The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
Reportable segment information for the three months ended March 31, 2021 and 2020, is as follows (in millions):

Three Months Ended March 31, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$380.1	$66.2	$154.0	$—	$—	$600.3
Inter-segment sales	3.5	—	—	—	(3.5)	—
Total sales	$383.6	$66.2	$154.0	$—	$(3.5)	$600.3

Adjusted EBITDA	$(2.2)	$16.0	$(2.0)	$(17.2)	$—	$(5.4)
Reconciling items to net loss:
Depreciation and amortization	16.9	3.4	8.6	2.0	—	30.9
LCM / LIFO gain	(17.6)	—	(5.1)	—	—	(22.7)
Loss on impairment and disposal of assets	0.7	—	—	—	—	0.7
Interest expense	2.3	0.1	0.2	31.6	—	34.2
Unrealized loss on derivatives	4.0	—	2.3	—	—	6.3
RINs mark-to-market loss	51.7	—	23.3	—	—	75.0
Other non-recurring expenses						2.5
Equity-based compensation and other items						13.6
Income tax expense						0.2
Net loss						$(146.1)

Capital expenditures	$27.4	$0.5	$4.3	$—	$—	$32.2
PP&E, net	$398.8	$33.6	$457.9	$14.6	$—	$904.9

Three Months Ended March 31, 2020	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$492.8	$57.7	$142.1	$—	$—	$692.6
Inter-segment sales	4.1	0.1	—	—	(4.2)	—
Total sales	$496.9	$57.8	$142.1	$—	$(4.2)	$692.6

Adjusted EBITDA	$69.0	$10.6	$32.2	$(20.0)	$—	$91.8
Reconciling items to net loss:
Depreciation and amortization	16.3	4.0	9.3	1.9	—	31.5
LCM / LIFO (gain) loss	53.9	(0.1)	12.7	—	—	66.5
Loss on impairment and disposal of assets	0.1	1.4	—	4.5	—	6.0
Interest (benefit) expense	(0.7)	0.1	(1.0)	30.9	—	29.3
Unrealized (gain) loss on derivatives	(35.2)	—	3.6	—	—	(31.6)
RINs mark-to-market loss	7.1	—	1.0	—	—	8.1
Other non-recurring income						(1.2)
Equity-based compensation and other items						(2.9)
Income tax expense						0.5
Net loss						$(14.4)

Capital expenditures	$14.2	$0.5	$2.8	$0.2	$—	$17.7
PP&E, net	$429.9	$34.8	$478.6	$21.4	$—	$964.7
Geographic Information
International sales accounted for greater than ten percent of consolidated sales for the three months ended March 31, 2021 and less than ten percent of consolidated sales for the three months ended March 31, 2020.

Product Information
The Company offers specialty, fuels, and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, high-performance branded specialty products, and other specialty and fuels products. The following table sets forth the major product category sales for the Company’s business segments for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three Months Ended March 31,
	2021		2020
Specialty Products and Solutions:
Lubricating oils	$131.4	21.9%	$138.7	20.1%
Solvents	65.7	10.9%	77.1	11.1%
Waxes	32.7	5.5%	30.5	4.4%
Fuels, asphalt and other by-products	150.3	25.0%	246.5	35.6%
Total	$380.1	63.3%	$492.8	71.2%
Montana/Renewables:
Gasoline	$42.8	7.1%	$39.7	5.7%
Diesel	65.0	10.8%	58.8	8.5%
Jet fuel	5.0	0.9%	6.8	1.0%
Asphalt, heavy fuel oils and other	41.2	6.9%	36.8	5.3%
Total	$154.0	25.7%	$142.1	20.5%

Performance Brands:	$66.2	11.0%	$57.7	8.3%

Consolidated sales	$600.3	100.0%	$692.6	100.0%
Major Customers
During the three months ended March 31, 2021 and 2020, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the three months ended March 31, 2021 and 2020, the Company had two suppliers that supplied approximately 46.8% and 52.1%, respectively, of its crude oil supply.
14. Subsequent Events
As of April 30, 2021, the fair value of the Company’s derivatives have increased by approximately $4.2 million subsequent to March 31, 2021.
On May 6, 2021, the Company issued a notice of partial redemption for $70.0 million in aggregate principal amount of the 2022 Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of June 5, 2021, which the Company intends to fund with cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2021. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2020 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We manufacture, formulate, and market a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
Effective January 1, 2021, we reorganized our business segments as a result of a change in how the CODM allocates resources, makes operating decisions and assesses the performance of the business. As a result, as of January 1, 2021, our operations are managed by the CODM using the following reportable segments: Montana/Renewables; Specialty Products and Solutions; Performance Brands; and Corporate. Segment information presented herein reflects the impact of this reorganization for all periods presented. For additional information, see Note 13 - “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our Montana/Renewables segment, we process crude oil into a variety of fuels and fuel-related products, including gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other products. In our Performance Brands segment, we blend, package and market specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Montana/Renewables, or Performance Brands segments. Please read Note 13 - “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for further information.
First Quarter 2021 Update
Outlook and Trends
The world continues to recover from the COVID-19 pandemic as vaccinations are being deployed. This recovery is occurring in a time when both product inventory levels and employment across the economy are lower than normal, which has created extremely tight supply chains across the U.S. economy and the markets in which Calumet participates. To amplify this, during the first quarter of 2021, Gulf Coast manufacturers sustained an extreme polar vortex, which significantly disrupted supply chains. Calumet was not able to avoid an adverse impact from these events, but all of our production facilities are near a full recovery, or, have fully recovered and are producing to fill strong demand across our segments going into the second quarter. With more government stimulus, consumer-facing markets that were resilient throughout the second half of 2020 continue to be strong. Industrial market demand is robust as stocks are rebuilding and supply chains are short. We expect fuels markets to continue to improve as road fuels demand approaches pre-pandemic levels and jet demand increases with the rollout of the COVID-19 vaccines. These fundamentals allowed for unit margins to increase in the first quarter of 2021 compared to the first quarter of 2020, despite a 27% increase in the average market NYMEX WTI crude prices during the first quarter of 2021 compared to the first quarter of 2020. The following factors have impacted or may impact our results of operations during 2021:
•We continue to see an increase in demand for our products as the domestic and global economies recover from the COVID-19 pandemic.
•We expect supply chains to remain disrupted for the foreseeable future, which is expected to continue to provide challenges to the availability and pricing of transportation.
•We continue to focus on improving operations. Our total feedstock runs were 60,985 barrels per day (“bpd”) during the first quarter 2021, compared to 91,302 bpd during the first quarter 2020. This decrease is primarily attributed to the planned turnaround at our Shreveport facility and operation disruptions from the polar vortex in February 2021.
•Our Specialty Products and Solutions margins have remained strong but certain of our end markets are susceptible to changes in Gross Domestic Product. As markets and results improve, we expect to make small investments in this segment that we believe are low-risk, high-return investments.

•It is not possible to predict what future RINs costs may be given the volatile price of RINs, but we continue to anticipate that RINs have the potential to remain a significant non-cash expense in our results of operations. The approximate 67% increase in the first quarter 2021 period-end market price of RINs in comparison to the year-end 2020 market price of RINs unfavorably affected our results of operations.
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
We developed and executed a plan to manage health and safety risks and business continuity to protect our workforce and business during the COVID-19 pandemic. Comprehensive guidelines and requirements for the return to work of personnel to their locations have been implemented. To reinforce cost control and preserve cash, we expect to continue to diligently manage operating and capital costs. As markets continue to improve, high-return low risk projects may be added opportunistically. Furthermore, the Company’s conversion of our Great Falls, MT asset into a leading Renewable Diesel facility, as well as our search for a partner are on track and progressing.
Contingencies
For a summary of litigation and other contingencies, please read Note 7 - “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.
Financial Results
We reported a net loss of $146.1 million in the first quarter 2021, versus a net loss of $14.4 million in the first quarter 2020. We reported Adjusted EBITDA (as changed during the period ended March 31, 2021 and defined in Note 13 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of negative $5.4 million in the first quarter 2021, versus $91.8 million in the first quarter 2020. We used cash from operating activities of $50.3 million through the first quarter 2021, driven by a larger net loss, which was partially offset by the decrease in the cash required for working capital. We used cash from operating activities operations of $19.9 million through the first quarter 2020.
Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net loss, our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Specialty Products and Solutions segment Adjusted EBITDA was negative $2.2 million in the first quarter 2021, versus $69.0 million in the first quarter 2020. Relative to first quarter 2020, Specialty Products and Solutions first quarter 2021 segment Adjusted EBITDA was unfavorably impacted by low operating volumes due to the planned Shreveport turnaround, unplanned downtime as a result of the polar vortex and logistics disruptions. Margins in the segment were decreased from the first quarter of 2020 due to the deterioration of large pre-COVID fuel margins and exceptional specialty margins in March 2020 as feedstock pricing cratered and decreases in finished prices lagged. First quarter 2021 results were impacted by a $17.6 million favorable LCM inventory adjustment compared to a $53.9 million unfavorable LCM inventory adjustment in the first quarter 2020.
Montana/Renewables segment Adjusted EBITDA was negative $2.0 million in the first quarter 2021, versus $32.2 million in the first quarter 2020. Relative to first quarter 2020, Montana/Renewables first quarter 2021 segment Adjusted EBITDA was impacted by average WCS-WTI spreads that were $5 per barrel lower in the first quarter of 2021 compared to the first quarter of 2020, which were somewhat offset by improved product margins. First quarter 2021 results were impacted by a $5.1 million favorable LCM inventory adjustment compared to a $12.7 million unfavorable LCM inventory adjustment in the first quarter 2020.
Performance Brands segment Adjusted EBITDA was $16.0 million in the first quarter 2021, versus $10.6 million in the first quarter 2020. This improvement was driven by an increase in both volumes and unit margins, despite supply chain difficulties in the first quarter 2021, as our TruFuel, Royal Purple, and Bel-Ray brands continued to grow.
Corporate Adjusted EBITDA was negative $17.2 million in the first quarter 2021 versus negative $20.0 million in the first quarter 2020, due primarily to cost reductions in outside services and corporate staffing.

Liquidity Update
As of March 31, 2021, we had total liquidity of $289.2 million comprised of $114.2 million of unrestricted cash and $175.0 million of availability under our revolving credit facility. As of March 31, 2021, our revolving credit facility had a $307.9 million borrowing base, $17.4 million in outstanding standby letters of credit and $115.5 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
On February 12, 2021, we entered into a sale and leaseback transaction with Stonebriar Commercial Finance LLC (“Stonebriar”), whereby we sold and leased back certain of our fuels terminal assets at the Shreveport refinery. We received gross proceeds of $70.0 million from the sale, with the leaseback having a term of seven years. Please read Note 21 - “Subsequent Events” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2020 Annual Report for additional information.
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
During the first quarter 2021, our non-cash RINs expense was $77.7 million, as compared to a non-cash RINs expense of $13.7 million, for the first quarter 2020. Our annual gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 80 million RINs spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations exclude our own renewables blending as well as the potential for any subsequent hardship waivers.
We continue to anticipate that expenses related to RFS compliance have the potential to remain a significant expense for our two segments containing fuels products. If legal or regulatory changes occur that have the effect of increasing our RINs Obligation or eliminating or narrowing the availability of the “small refinery exemption” under the RFS program, we could be required to purchase additional RINs in the open market, which may materially increase our costs related to RFS compliance and could have a material adverse effect on our results of operations and liquidity.
Key Performance Measures
Our sales and results of operations are principally affected by the demand for specialty products, fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.
Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty consumer-facing and industrial products, specialty branded products, and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Note 10 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:
•sales volumes;
•segment gross profit;
•segment Adjusted EBITDA; and
•selling, general and administrative expenses.

Sales volumes. We view the volumes of Specialty Products and Solutions products, Montana/Renewables products and Performance Brands products sold as an important measure of our ability to effectively utilize our operating assets. Our ability to meet the demands of our customers is driven by the volumes of feedstocks that we run at our facilities. Higher volumes improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.
Segment gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products gross profit are important measures of profitability of our segments. We define gross profit as sales less the cost of crude oil and other feedstocks, LCM/LIFO adjustments, and other production-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, transportation, RINs, depreciation and amortization and processing materials. We use gross profit as an indicator of our ability to manage margins in our business over the long-term. The increase or decrease in selling prices typically lags behind the rising or falling costs, respectively, of feedstocks throughout our business. Other than plant fuel, RINs mark-to-market adjustments, and LCM/LIFO adjustments, production related expenses generally remain stable across broad ranges but can fluctuate depending on maintenance activities performed during a specific period.
Segment Adjusted EBITDA. We believe that Specialty Products and Solutions, Montana/Renewables and Performance Brands segment Adjusted EBITDA measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest to our noteholders. Adjusted EBITDA allows us to meaningfully analyze the trends and performance of our core cash operations as well as to make decisions regarding the allocation of resources to segments. Corporate Adjusted EBITDA primarily reflects general and administrative costs.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended March 31,
	2021	2020	% Change
	(In bpd)
Total sales volume (1)	71,097	92,143	(22.8)%
Total feedstock runs (2)	60,985	91,302	(33.2)%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	7,400	10,240	(27.7)%
Solvents	6,388	6,807	(6.2)%
Waxes	882	1,271	(30.6)%
Fuels, asphalt and other by-products	16,690	40,894	(59.2)%
Total Specialty Products and Solutions	31,360	59,212	(47.0)%
Montana/Renewables:
Gasoline	5,817	5,567	4.5%
Diesel	10,060	9,867	2.0%
Jet fuel	869	985	(11.8)%
Asphalt, heavy fuel oils and other	10,628	10,862	(2.2)%
Total Montana/Renewables	27,374	27,281	0.3%

Performance Brands	1,547	1,405	10.1%

Total facility production (3)	60,281	87,898	(31.4)%

(1)Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

The following table reflects our unaudited condensed consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net loss, our most directly comparable financial performance measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2021	2020
	(In millions)
Sales	$600.3	$692.6
Cost of sales	642.3	669.1
Gross profit (loss)	(42.0)	23.5
Operating costs and expenses:
Selling	13.1	13.3
General and administrative	36.7	20.2
Other operating expense	14.9	14.0
Operating loss	(106.7)	(24.0)

Other income (expense):
Interest expense	(34.2)	(29.3)
Gain (loss) on derivative instruments	(5.2)	38.5
Other	0.2	0.9
Total other income (expense)	(39.2)	10.1
Net loss before income taxes	(145.9)	(13.9)
Income tax expense	0.2	0.5
Net loss	$(146.1)	$(14.4)
EBITDA	$(85.5)	$41.8
Adjusted EBITDA	$(5.4)	$91.8
Distributable Cash Flow	$(50.6)	$42.2
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
Management believes that these non-GAAP measures are useful to analysts and investors as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest to our noteholders. However, the indentures governing our senior notes contain covenants that, among other things, restrict our ability to pay distributions. We believe that excluding these transactions allows investors to meaningfully analyze trends and performance of our core cash operations.
We define EBITDA for any period as net income (loss) plus interest expense (including amortization of debt issuance costs), income taxes and depreciation and amortization.

During the first quarter of 2021, the CODM changed the definition and calculation of Adjusted EBITDA, which we use for evaluating performance, allocating resources and managing the business. The revised definition and calculation of Adjusted EBITDA now excludes RINs mark-to-market adjustments (see item (j) below), which were previously included. This revised definition and calculation better reflects the performance of our Company’s business segments including cash flows and core operating activities. Adjusted EBITDA has been revised for all periods presented to reflect this change. Please read Note 13 - “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for further information.
We define Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
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
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.
The definition of Adjusted EBITDA presented in this Quarterly Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our Senior Notes (as defined in this Quarterly Report) and the calculation of “Consolidated EBITDA” contained in the Credit Agreement. We are required to report Consolidated Cash Flow to the holders of our Senior Notes and Consolidated EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read Note 9 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional details regarding the covenants governing our debt instruments.
EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to Net income (loss) or Operating income (loss) or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA and Distributable Cash Flow, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA and Distributable Cash Flow are only three of several measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA and Distributable Cash Flow in the same manner.

The following tables present a reconciliation of Net loss, our most directly comparable GAAP financial performance measure to EBITDA, Adjusted EBITDA and Distributable Cash Flow, for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(146.1)	$(14.4)
Add:
Interest expense	34.2	29.3
Depreciation and amortization	26.2	26.4
Income tax expense	0.2	0.5
EBITDA	$(85.5)	$41.8
Add:
LCM / LIFO (gain) loss	$(22.7)	$66.5
Unrealized (gain) loss on derivative instruments	6.3	(31.6)
Amortization of turnaround costs	4.7	5.1
Loss on impairment and disposal of assets	0.7	6.0
RINs mark-to-market loss	75.0	8.1
Equity-based compensation and other items	13.6	(2.9)
Other non-recurring (income) expenses	2.5	(1.2)
Adjusted EBITDA	$(5.4)	$91.8
Less:
Replacement and environmental capital expenditures (1)	$5.0	$11.3
Cash interest expense (2)	32.7	27.8
Turnaround costs	7.3	10.0
Income tax expense	0.2	0.5
Distributable Cash Flow	$(50.6)	$42.2

(1)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(2)Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended March 31, 2021 and 2020
Sales. Sales decreased $92.3 million, or 13.3%, to $600.3 million in the three months ended March 31, 2021, from $692.6 million in the same period in 2020. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$131.4	$138.7	(5.3)%
Solvents	65.7	77.1	(14.8)%
Waxes	32.7	30.5	7.2%
Fuels, asphalt and other by-products (1)	150.3	246.5	(39.0)%
Total Specialty Products and Solutions	$380.1	$492.8	(22.9)%
Total Specialty Products and Solutions sales volume (in barrels)	3,753,000	5,759,000	(34.8)%
Average Specialty Products and Solutions sales price per barrel	$101.28	$85.57	18.4%
Montana/Renewables:
Gasoline	$42.8	$39.7	7.8%
Diesel	65.0	58.8	10.5%
Jet Fuel	5.0	6.8	(26.5)%
Asphalt, heavy fuel oils and other (2)	41.2	36.8	12.0%
Total Montana/Renewables	$154.0	$142.1	8.4%
Total Montana/Renewables sales volume (in barrels)	2,505,000	2,498,000	0.3%
Average Montana/Renewables sales price per barrel	$61.48	$56.89	8.1%
Performance Brands:
Total Performance Brands (3)	$66.2	$57.7	14.7%
Total Performance Brands sales volume (in barrels)	141,000	128,000	10.2%
Average Performance Brands sales price per barrel	$469.50	$450.78	4.2%

Total sales	$600.3	$692.6	(13.3)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	6,399,000	8,385,000	(23.7)%

(1)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport refinery.
(2)Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls refinery.
(3)Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.
The components of the $112.7 million decrease in Specialty Products and Solutions segment sales for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

Dollar Change
(In millions)
Volume	$(172.1)
Sales price	59.4
Total Specialty Products and Solutions segment sales decrease	$(112.7)
Specialty Products and Solutions segment sales decreased period over period, primarily due to a decrease in sales volumes as a result of the planned Shreveport turnaround, unplanned downtime as a result of the polar vortex and logistics disruptions. The impact was partially offset by an increase in sales prices as a result of improved market conditions.

The components of the $11.9 million increase in Montana/Renewables segment sales for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

Dollar Change
(In millions)
Volume	$0.5
Sales price	11.4
Total Montana/Renewables segment sales increase	$11.9
Montana/Renewables segment sales increased primarily due to an increase in sales prices as a result of improved market conditions. Sales volumes were flat between the two comparative periods.
The components of the $8.5 million increase in Performance Brands segment sales for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

Dollar Change
(In millions)
Volume	$5.7
Sales price	2.8
Total Performance Brands segment sales increase	$8.5
Performance Brands segment sales increased due to increases in volumes and prices, which were both driven by continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.
Gross Profit (loss). Gross profit decreased $65.5 million, or 278.7%, to a $42.0 million gross loss in the three months ended March 31, 2021, from $23.5 million gross profit in the same period in 2020. Gross profit (loss) for our business segments were as follows:

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit (loss)	$(38.3)	$(5.9)	549.2%
Percentage of sales	(10.1)%	(1.2)%	(8.9)%
Specialty Products and Solutions gross profit (loss) per barrel	$(10.21)	$(1.02)	896.1%

Montana/Renewables:
Gross profit (loss)	$(27.2)	$14.1	(292.9)%
Percentage of sales	(17.7)%	9.9%	(27.6)%
Montana/Renewables gross profit (loss) per barrel	$(10.86)	$5.64	(292.4)%

Performance Brands:
Gross profit	$23.5	$15.3	53.6%
Percentage of sales	35.5%	26.5%	9.0%
Performance Brands gross profit per barrel	$166.67	$119.53	39.4%
Total gross profit (loss)	$(42.0)	$23.5	(278.7)%
Percentage of sales	(7.0)%	3.4%	(10.4)%

The components of the $32.4 million decrease in Specialty Products and Solutions segment gross profit (loss) for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2020 reported gross profit (loss)	$(5.9)
Cost of materials	(93.7)
Operating costs	(1.7)
LCM / LIFO inventory adjustments	71.5
Volumes	(29.5)
Sales price	59.4
RINs expense	(38.4)
Three months ended March 31, 2021 reported gross profit (loss)	$(38.3)
The decrease in Specialty Products and Solutions segment gross profit (loss) for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to large pre-COVID fuel margins and exceptional specialty margins in March 2020 as feedstock pricing cratered and market decreases lagged, as well as higher RINs expense. The unfavorable volumes impact was the result of the planned Shreveport turnaround, the unplanned impact from the polar vortex and logistics disruptions. These factors were partially offset by a favorable change in non-cash LCM charges in the current quarter in comparison to the prior year comparative period.
The components of the $41.3 million decrease in Montana/Renewables segment gross profit (loss) for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2020 reported gross profit	$14.1
Cost of materials	(44.1)
LCM / LIFO inventory adjustments	17.7
Volumes	0.1
Operating costs	(0.8)
RINs expense	(25.6)
Sales price	11.4
Three months ended March 31, 2021 reported gross profit (loss)	$(27.2)
The decrease in Montana/Renewables segment gross profit (loss) for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to large pre-COVID margins in March 2020 as feedstock pricing cratered and market decreases lagged as well as an increase in RINs expense. These factors were partially offset by a favorable change in non-cash LCM charges in the current quarter in comparison to the prior year comparative period.
The components of the $8.2 million increase in Performance Brands segment gross profit for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2020 reported gross profit	$15.3
Cost of materials	0.1
LCM / LIFO inventory adjustments	(0.1)
Volumes	2.5
Operating costs	2.8
Sales price	2.9
Three months ended March 31, 2021 reported gross profit	$23.5
The increase in Performance Brands segment gross profit for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily driven by continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.

General and administrative. General and administrative expenses increased $16.5 million, or 81.7%, to $36.7 million in the three months ended March 31, 2021, from $20.2 million in the same period in 2020. The increase was primarily due to a $18.2 million increase in equity based compensation related expenses, which was primarily the result of an increase in the Company’s unit price.
Interest expense. Interest expense increased $4.9 million, or 16.7%, to $34.2 million in the three months ended March 31, 2021, from $29.3 million in the same period in 2020, primarily due to higher financing costs related to our Supply and Offtake Agreements in the current quarter in comparison to the prior year comparative period.
Gain (loss) on derivative instruments. There was a $5.2 million loss on derivative instruments in the three months ended March 31, 2021, compared to a $38.5 million gain in the same period in 2020. The decrease in gain on derivative instruments was largely driven by feedstock prices cratering in March 2020, which significantly increased the value of our derivative contracts, whereas we have no outstanding derivative positions as of March 31, 2021.
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2020 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 8 — “Inventory Financing Agreements” and Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.
Cash Flows from Operating, Investing and Financing Activities
We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We continue to seek to lower our operating costs, selling expenses and general and administrative expenses as a means to further improve our cash flow from operations with the objective of having our cash flow from operations support all of our capital expenditures and interest payments. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that do not qualify as cash flow hedges are recorded in unrealized gain (loss) on derivative instruments until settlement and will impact operating cash flow in the period settled.
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net cash used in operating activities	$(50.3)	$(19.9)
Net cash used in investing activities	(6.2)	(17.3)
Net cash provided by financing activities	61.3	121.8
Net increase in cash and cash equivalents	$4.8	$84.6
Operating Activities. Operating activities used cash of $50.3 million during the three months ended March 31, 2021, compared to using cash of $19.9 million during the same period in 2020. The change was impacted by increased net loss of $131.7 million, which was partially offset by the decrease in the cash required for working capital.
Investing Activities. Investing activities used cash of $6.2 million during the three months ended March 31, 2021, compared to a use of cash of $17.3 million during the same period in 2020. The change is related to decreases in cash expenditures on additions to property, plant and equipment in the current quarter relative to the prior year comparative period.

Financing Activities. Financing activities provided cash of $61.3 million in the three months ended March 31, 2021, compared to providing cash of $121.8 million during the same period in 2020. The decrease is primarily due to lower borrowings on our revolving credit facility in the current quarter in comparison to the prior year comparative period, the impact of which was partially offset by the proceeds received for the Shreveport terminal asset financing arrangement in the current quarter.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2021	2020
	(In millions)
Capital improvement expenditures	$2.5	$6.3
Replacement capital expenditures	6.3	6.2
Environmental capital expenditures	0.7	1.0
Turnaround capital expenditures	22.7	4.2
Total	$32.2	$17.7
2021 Capital Spending Forecast
We expect to incur capital expenditures of approximately $60.0 million to $70.0 million in 2021 to fund small investments that we believe are low risk, high-return growth opportunities in our Specialty Products and Solutions and Performance Brands segments. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs, if such options are available to us.
Debt and Credit Facilities
As of March 31, 2021, our primary debt and credit instruments consisted of the following:
•$600.0 million senior secured revolving credit facility maturing in February 2023 (“revolving credit facility”);
•$150.0 million of 7.625% Senior Notes due 2022 (“2022 Notes”);
•$325.0 million of 7.75% Senior Notes due 2023 (“2023 Notes”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”); and
•$550.0 million of 11.00% Senior Notes due 2025 (“2025 Notes”).
We were in compliance with all covenants under the debt instruments in place as of March 31, 2021 and believe we have adequate liquidity to conduct our business.
The borrowing base on our revolving credit facility decreased from approximately $401.0 million as of March 31, 2020, to approximately $307.9 million at March 31, 2021, resulting in a corresponding decrease in our borrowing availability from approximately $221.9 million at March 31, 2020, to approximately $175.0 million at March 31, 2021. Total liquidity, consisting of unrestricted cash and available funds under our revolving credit facility, decreased from $325.6 million at March 31, 2020 to $289.2 million at March 31, 2021.
Inventory Financing
Please refer to Note 8 - “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.

Short-Term Liquidity
As of March 31, 2021, our principal sources of short-term liquidity were (i) $175.0 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $114.2 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, see Note 9 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2021 and December 31, 2020 we had $150.0 million in 2022 Notes, $325.0 million in 2023 Notes, $200.0 million in 2024 Secured Notes, and $550.0 million in 2025 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of March 31, 2021, we had $69.5 million of other debt outstanding for the Shreveport terminal asset financing arrangement.
On May 6, 2021, we issued a notice of partial redemption for $70.0 million in aggregate principal amount of the 2022 Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of June 5, 2021, which we intend to fund with cash on hand.
To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.
For additional information regarding our senior notes, please read Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 10 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2020 Annual Report.
On February 12, 2021, we entered into a sale and leaseback transaction with Stonebriar Commercial Finance LLC (“Stonebriar”), whereby we sold and leased back certain of our fuels terminal assets at the Shreveport refinery. We received gross proceeds of $70.0 million from the sale, with the leaseback having a term of seven years. Please read Note 21 - “Subsequent Events” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2020 Annual Report for additional information.
Master Derivative Contracts and Collateral Trust Agreement
For additional discussion regarding our master derivative contracts and collateral trust agreement, see “Master Derivative Contracts and Collateral Trust Agreement” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report.
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet transactions during the three months ended March 31, 2021.
Critical Accounting Estimates
For additional discussion regarding our critical accounting estimates, see “Critical Accounting Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, at the reasonable assurance level due to a material weakness in our internal control over financial reporting as described below.
Internal Control over Financial Reporting
As of March 31, 2021, the following material weakness existed:
•The untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts.
This material weakness resulted from not having adequate automated and manual controls designed and in place and not achieving the intended operating effectiveness of those controls impacting all financial statement accounts and disclosures.
Given the material weakness that exists as of March 31, 2021, we concluded that our internal control over financial reporting remained ineffective as of March 31, 2021.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report.
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

4.2
Seventh Supplemental Indenture, dated as of February 11, 2021, by and among the Partnership, Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2021 (File No. 000-51734)).

10.1
Master Lease Agreement, together with Property Schedule No. 1 thereto, each dated as of February 12, 2021, and each by and between Stonebriar Commercial Finance LLC and Calumet Shreveport Refining, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2021 (File No. 000-51734)).

18.1	Preferability Letter of Ernst and Young, LLP, dated May 7, 2021 (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

31.1*	Sarbanes-Oxley Section 302 certification of Stephen P. Mawer.

31.2*	Sarbanes-Oxley Section 302 certification of L. Todd Borgmann.

32.1**	Section 1350 certification of Stephen P. Mawer and L. Todd Borgmann.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	May 7, 2021	By:	/s/ L. Todd Borgmann
L. Todd Borgmann
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)