Form 10-Q
period 2021-09-30
Calumet Specialty Products Partners, L.P.
filed 2021-11-05
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 4, 2021, there were 78,676,262 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2021

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of the ongoing novel coronavirus (“COVID-19”) pandemic, supply chain disruptions and global crude oil production levels on our business and operations; (ii) demand for refined petroleum products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) our ability to remediate the identified material weakness and further strengthen the overall controls surrounding information systems; and (x) the future effectiveness of our enterprise resource planning (“ERP”) system to further enhance operating efficiencies and provide more effective management of our business operations, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$10.8	$109.4
Accounts receivable
Trade, less allowance for credit losses of $1.2 million and $0.8 million, respectively	218.4	152.4
Other	16.6	8.0
	235.0	160.4
Inventories	297.3	254.9
Prepaid expenses and other current assets	22.4	10.2
Total current assets	565.5	534.9
Property, plant and equipment, net	903.7	919.8
Other noncurrent assets, net	364.7	353.6
Total assets	$1,833.9	$1,808.3
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$241.4	$179.3
Accrued interest payable	45.8	31.7
Accrued salaries, wages and benefits	64.8	27.6
Obligations under inventory financing agreements	152.4	98.8
Current portion of RINs obligation	184.5	129.4
Other current liabilities	62.0	74.8
Current portion of long-term debt	88.0	2.9
Total current liabilities	838.9	544.5
Other long-term liabilities	67.9	73.0
Long-term RINs obligation, less current portion	55.9	—
Long-term debt, less current portion	1,171.4	1,319.4
Total liabilities	$2,134.1	$1,936.9
Commitments and contingencies
Partners’ capital (deficit):
Limited partners’ interest 78,676,262 units and 78,062,346 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$(293.5)	$(125.3)
General partner’s interest	5.5	9.0
Accumulated other comprehensive loss	(12.2)	(12.3)
Total partners’ capital (deficit)	(300.2)	(128.6)
Total liabilities and partners’ capital (deficit)	$1,833.9	$1,808.3
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per unit and unit data)
		(as adjusted)		(as adjusted)
Sales	$874.9	$568.0	$2,282.2	$1,714.3
Cost of sales	741.6	551.5	2,171.8	1,609.8
Gross profit	133.3	16.5	110.4	104.5
Operating costs and expenses:
Selling	12.4	11.2	40.0	37.1
General and administrative	30.9	29.7	97.3	76.7
Other operating (income) expense	(3.3)	6.4	20.0	22.6
Operating income (loss)	93.3	(30.8)	(46.9)	(31.9)

Other income (expense):
Interest expense	(38.2)	(33.3)	(109.3)	(93.2)
Gain (loss) on derivative instruments	(3.3)	7.9	(15.4)	57.7
Other	0.1	0.2	0.1	1.3
Total other expense	(41.4)	(25.2)	(124.6)	(34.2)
Net income (loss) before income taxes	51.9	(56.0)	(171.5)	(66.1)
Income tax expense	0.4	0.1	1.5	0.8
Net income (loss)	$51.5	$(56.1)	$(173.0)	$(66.9)
Allocation of net income (loss)
Net income (loss)	$51.5	$(56.1)	$(173.0)	$(66.9)
Less:
General partner’s interest in net income (loss)	1.0	(1.1)	(3.5)	(1.3)
Net income (loss) attributable to limited partners	$50.5	$(55.0)	$(169.5)	$(65.6)
Weighted average limited partner units outstanding:
Basic	78,924,380	78,743,083	78,831,988	78,602,651
Diluted	78,971,518	78,743,083	78,831,988	78,602,651
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.64	$(0.70)	$(2.15)	$(0.83)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$0.64	$(0.70)	$(2.15)	$(0.83)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net income (loss)	$51.5	$(56.1)	$(173.0)	$(66.9)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge loss	—	—	—	(0.2)
Defined benefit pension and retiree health benefit plans	(0.1)	0.2	0.1	0.2
Total other comprehensive income (loss)	(0.1)	0.2	0.1	—
Comprehensive income (loss) attributable to partners’ capital (deficit)	$51.4	$(55.9)	$(172.9)	$(66.9)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at June 30, 2021	$(12.1)	$4.5	$(344.1)	$(351.7)
Other comprehensive loss	(0.1)	—	—	(0.1)
Net income	—	1.0	50.5	51.5
Amortization of phantom units	—	—	0.1	0.1
Balance at September 30, 2021	$(12.2)	$5.5	$(293.5)	$(300.2)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
Other comprehensive income	0.1	—	—	0.1
Net loss	—	(3.5)	(169.5)	(173.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.6)	(0.6)
Amortization of phantom units	—	—	1.9	1.9
Balance at September 30, 2021	$(12.2)	$5.5	$(293.5)	$(300.2)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at June 30, 2020	$(10.8)	$11.8	$9.9	$10.9
Other comprehensive income	0.2	—	—	0.2
Net loss	—	(1.1)	(55.0)	(56.1)
Amortization of phantom units	—	—	0.2	0.2
Balance at September 30, 2020	$(10.6)	$10.7	$(44.9)	$(44.8)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
Net loss	—	(1.3)	(65.6)	(66.9)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	1.0	1.0
Balance at September 30, 2020	$(10.6)	$10.7	$(44.9)	$(44.8)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Operating activities
Net loss	$(173.0)	$(66.9)
Non-cash activities	94.5	120.2
Changes in assets and liabilities	48.6	11.6
Net cash provided by (used in) operating activities	(29.9)	64.9
Investing activities
Additions to property, plant and equipment	(34.3)	(34.8)
Other investing activities	0.1	(2.4)
Net cash used in investing activities	(34.2)	(37.2)
Financing activities
Proceeds from borrowings — revolving credit facility	868.1	895.9
Repayments of borrowings — revolving credit facility	(928.0)	(795.8)
Repayments of borrowings — senior notes	(70.0)	—
Proceeds from inventory financing	724.1	584.8
Payments on inventory financing	(689.4)	(620.1)
Proceeds from other financing obligations	70.0	31.4
Other financing activities	(9.3)	(33.6)
Net cash provided by (used in) financing activities	(34.5)	62.6
Net increase (decrease) in cash and cash equivalents	(98.6)	90.3
Cash and cash equivalents at beginning of period	109.4	19.1
Cash and cash equivalents at end of period	$10.8	$109.4
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$25.7	$4.1
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2021, the Company had 78,676,262 limited partner common units and 1,605,636 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
The unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.
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
The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 have been adjusted to reflect this change in accounting policy. The impact of the adjustment for the three and nine months ended September 30, 2020 was an increase of $28.1 million and $83.7 million, respectively, to cost of sales and a corresponding decrease to transportation expense in the unaudited condensed consolidated statements of operations.
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
Products
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. The Company also produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of September 30, 2021 and December 31, 2020 were $218.4 million and $152.4 million, respectively.
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
5. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and nine months ended September 30, 2021 and 2020, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $49.1 million higher and $6.7 million lower as of September 30, 2021 and December 31, 2020, respectively.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 8 - “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively.

Inventories consist of the following (in millions):

	September 30, 2021			December 31, 2020
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$48.5	$23.0	$71.5	$30.8	$11.5	$42.3
Work in process	33.9	29.6	63.5	31.8	27.4	59.2
Finished goods	117.5	44.8	162.3	114.0	39.4	153.4
	$199.9	$97.4	$297.3	$176.6	$78.3	$254.9

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 8 - “Inventory Financing Agreements” for further information.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended September 30, 2021, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $4.7 million due to the sale of inventory previously adjusted through the LCM valuation. During the three months ended September 30, 2020, the Company recorded an increase of $1.1 million in cost of sales in the unaudited condensed consolidated statements of operations as a result of declining market prices. During the nine months ended September 30, 2021, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $45.1 million due to the sale of inventory previously adjusted through the LCM valuation. During the nine months ended September 30, 2020, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $35.3 million as a result of declining market prices.
6. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 18 years, some of which include options to extend the lease for up to 34 years, and others of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases as of September 30, 2021 and December 31, 2020, were as follows (in millions):

		September 30, 2021	December 31, 2020
Assets:	Classification:
Operating lease assets	Other noncurrent assets, net (1)	$64.7	$85.8
Finance lease assets	Property, plant and equipment, net (2)	4.4	4.0
Total leased assets		$69.1	$89.8
Liabilities:
Current
Operating	Other current liabilities (1)	$22.8	$41.4
Finance	Current portion of long-term debt	0.8	0.6
Non-current
Operating	Other long-term liabilities (1)	42.4	44.8
Finance	Long-term debt, less current portion	3.3	3.1
Total lease liabilities		$69.3	$89.9

(1)In the third quarter of 2021, the Company had additions to its operating lease right-of-use assets and operating lease liabilities of approximately $4.4 million.
(2)Finance lease assets are recorded net of accumulated amortization of $3.9 million and $3.4 million as of September 30, 2021 and December 31, 2020, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions).

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs:	Classification:	2021	2020	2021	2020
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$11.9	$10.3	$35.5	$36.4
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	1.9	1.7	5.9	6.9
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	7.1	0.4	13.5	1.7
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.2	0.1	0.5	0.4
Interest on lease liabilities	Interest expense	0.1	0.1	0.3	0.3
Total lease cost		$21.2	$12.6	$55.7	$45.7

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
As of September 30, 2021, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2021	$11.8	$0.3	$12.1
2022	18.6	1.0	19.6
2023	14.8	1.0	15.8
2024	10.5	1.0	11.5
2025	7.4	0.7	8.1
Thereafter	13.0	0.9	13.9
Total	$76.1	$4.9	$81.0
Less: Interest	10.9	0.8	11.7
Present value of lease liabilities	$65.2	$4.1	$69.3
Less obligations due within one year	22.8	0.8	23.6
Long-term lease obligation	$42.4	$3.3	$45.7

(1)As of September 30, 2021, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of September 30, 2021.
(2)As of September 30, 2021, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of September 30, 2021.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	September 30, 2021	December 31, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	4.6	3.8
Finance leases	5.0	5.4
Weighted-average discount rate:
Operating leases	6.8%	7.3%
Finance leases	7.3%	8.3%

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

Renewable Identification Numbers Obligation
The RFS allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements, and Calumet had applied in respect of calendar 2019 and 2020 compliance years. The EPA has not acted on 2019 and 2020 SRE applications. On January 19, 2021, the Company filed a lawsuit against Mr. Andrew Wheeler, Administrator of the EPA, in federal court in the Western District of Louisiana and in the District of Montana seeking an order that the EPA cannot enforce the RINs compliance deadline until the EPA has taken action on the Company’s hardship exemption applications. Subsequent to the Company filing those lawsuits, EPA extended the deadlines for 2019 RFS compliance to November 30, 2021 and for 2020 RFS compliance to January 31, 2022, whereupon, on April 22, 2021, the Company and EPA agreed to place the two lawsuits in abeyance until November 1, 2021. The Company is now actively pursuing those lawsuits.
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
As of September 30, 2021 and December 31, 2020, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $240.4 million and $129.4 million, respectively. Please read Note 3 - “Summary of Significant Accounting Policies” for additional information.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of September 30, 2021 and December 31, 2020, the Company had outstanding standby letters of credit of $27.9 million and $23.7 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At September 30, 2021 and December 31, 2020, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($600.0 million at September 30, 2021 and December 31, 2020).

Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.
As of September 30, 2021, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2021	$1.0
2022	3.9
2023	3.9
2024	4.0
2025	4.0
Thereafter	6.0
Total (1)	$22.8

(1)As of September 30, 2021, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
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
For the three months ended September 30, 2021 and 2020, the Company incurred an expense of $5.5 million and $1.2 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, the Company incurred an expense of $10.3 million and received a $2.0 million benefit, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided cash collateral of $14.6 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2021 and December 31, 2020, the Company had $26.4 million and $15.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remained outstanding as of September 30, 2021.

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Borrowings under third amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rates of 2.4% for the nine months ended September 30, 2021 and the year ended December 31, 2020.	$48.1	$108.0
Borrowings under the 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rate of 8.3% and 8.1% for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. (1)	80.1	150.6
Borrowings under the 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.3% and 8.1% for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.	325.0	325.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.4% for the nine months ended September 30, 2021 and the year ended December 31, 2020.	200.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% and 11.3% for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.	550.0	550.0
Shreveport terminal asset financing arrangement	66.4	—
Other	1.1	2.3
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	4.1	3.7
Less unamortized debt issuance costs (2)	(11.4)	(14.2)
Less unamortized discounts	(4.0)	(3.1)
Total debt	$1,259.4	$1,322.3
Less current portion of long-term debt	88.0	2.9
Total long-term debt	$1,171.4	$1,319.4

(1)The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $0.1 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $22.7 million and $20.5 million at September 30, 2021 and December 31, 2020, respectively.
7.625% Senior Notes due 2022 (the “2022 Notes”)
During the nine months ended September 30, 2021, the Company repurchased $70.0 million aggregate principal amount of its 2022 Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of June 5, 2021. In conjunction with the repurchase during the nine months ended September 30, 2021, the Company recorded a loss from debt extinguishment of $0.4 million.
Senior Notes
The indentures governing the 2022 Notes, the 7.75% Senior Notes due 2023 (“2023 Notes”), the 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”) and the 11.00% Senior Notes due 2025 (“2025 Notes”) and, together with the 2022 Notes, 2023 Notes and 2024 Secured Notes, the “Senior Notes” contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2021, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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
The borrowing capacity at September 30, 2021, under the revolving credit facility was approximately $345.9 million. As of September 30, 2021, the Company had $48.1 million of outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $27.9 million, leaving approximately $269.9 million of unused capacity.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10% of the Borrowing Base (as defined in the Credit Agreement) then in effect, or 15% while the Great Falls, MT refinery is included in the Borrowing Base, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of September 30, 2021, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of September 30, 2021, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2021	$2.8
2022	87.5
2023	381.3
2024	208.9
2025	559.3
Thereafter	34.9
Total	$1,274.7

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
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		September 30, 2021			December 31, 2020
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Montana/Renewables segment:
WCS crude oil basis swaps	Other current assets	$—	$—	$—	$0.4	$(0.4)	$—
Total derivative instruments		$—	$—	$—	$0.4	$(0.4)	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		September 30, 2021			December 31, 2020
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(15.6)	$—	$(15.6)	$(1.1)	$—	$(1.1)
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	(4.4)	—	(4.4)	(1.1)	—	(1.1)
WCS crude oil basis swaps	Other current liabilities	—	—	—	(1.7)	0.4	(1.3)
Total derivative instruments		$(20.0)	$—	$(20.0)	$(3.9)	$0.4	$(3.5)
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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(2.8)	$(2.2)
Natural gas swaps	—	0.1	—	0.7
Crack spread swaps	—	8.7	—	(6.7)
Montana/Renewables segment:
Inventory financing obligation	—	—	(0.5)	(0.3)
WCS crude oil basis swaps	—	8.3	—	(0.7)
Total	$—	$17.1	$(3.3)	$(9.2)
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(14.5)	$5.1
Natural gas swaps	—	(0.5)	—	0.5
Crack spread swaps	—	24.1	—	6.1
Montana/Renewables segment:
Inventory financing obligation	—	—	(3.3)	4.1
WCS crude oil basis swaps	1.1	12.9	1.3	5.4
Total	$1.1	$36.5	$(16.5)	$21.2
Derivative Positions
At September 30, 2021, the Company had no outstanding derivative contracts.
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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at September 30, 2021 and December 31, 2020, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2021 and December 31, 2020, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Pension plan investments	$34.3	$—	$—	$34.3	$34.4	$—	$—	$34.4
Total recurring assets at fair value	$34.3	$—	$—	$34.3	$34.4	$—	$—	$34.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(20.0)	$(20.0)	$—	$—	$(2.2)	$(2.2)
WCS crude oil basis swaps	—	—	—	—	—	—	(1.3)	(1.3)
Total derivative liabilities	$—	$—	$(20.0)	$(20.0)	$—	$—	$(3.5)	$(3.5)
RINs obligation	—	(240.4)	—	(240.4)	—	(129.4)	—	(129.4)
Precious metals obligations	(7.1)	—	—	(7.1)	(7.9)	—	—	(7.9)
Liability awards	(36.9)	—	—	(36.9)	(14.2)	—	—	(14.2)
Total recurring liabilities at fair value	$(44.0)	$(240.4)	$(20.0)	$(304.4)	$(22.1)	$(129.4)	$(3.5)	$(155.0)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Nine Months Ended September 30,
	2021	2020
Fair value at January 1,	$(3.5)	$(6.3)
Realized gain on derivative instruments	1.1	36.5
Unrealized gain (loss) on derivative instruments	(16.5)	21.2
Settlements	(1.1)	(36.5)
Fair value at September 30,	$(20.0)	$14.9
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$(16.5)	$21.2
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

Debt
The estimated fair value of long-term debt at September 30, 2021 and December 31, 2020, consists primarily of senior notes. The estimated aggregate fair value of the Company’s senior notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s senior notes and secured notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, finance lease obligations and other obligations approximate their fair values as determined by discounted cash flows and are classified as Level 3. Please read Note 9 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost were as follows (in millions):

		September 30, 2021		December 31, 2020
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2022 Notes and 2023 Notes	1	$403.4	$401.7	$468.6	$471.9
2024 Secured Notes and 2025 Notes	2	$816.0	$741.4	$780.8	$739.6
Revolving credit facility	3	$48.1	$46.1	$108.0	$104.8
Shreveport terminal asset financing arrangement	3	$66.4	$65.0	$—	$—
Finance leases and other obligations	3	$5.2	$5.2	$6.0	$6.0

12. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$51.5	$(56.1)	$(173.0)	$(66.9)
Less:
General partner’s interest in net income (loss)	1.0	(1.1)	(3.5)	(1.3)
Net income (loss) attributable to limited partners	$50.5	$(55.0)	$(169.5)	$(65.6)

Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	78,924,380	78,743,083	78,831,988	78,602,651
Effect of dilutive securities:
Incremental Units	47,138	—	—	—
Diluted weighted average limited partner units outstanding (1)	78,971,518	78,743,083	78,831,988	78,602,651
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.64	$(0.70)	$(2.15)	$(0.83)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$0.64	$(0.70)	$(2.15)	$(0.83)

(1)Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the three months ended September 30, 2020 and for the nine months ended September 30, 2021 and 2020.
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
Reportable segment information for the three months ended September 30, 2021 and 2020, is as follows (in millions):

Three Months Ended September 30, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$583.5	$63.0	$228.4	$—	$—	$874.9
Inter-segment sales	5.1	—	—	—	(5.1)	—
Total sales	$588.6	$63.0	$228.4	$—	$(5.1)	$874.9

Adjusted EBITDA	$46.3	$6.8	$24.4	$(18.7)	$—	$58.8
Reconciling items to net income:
Depreciation and amortization	16.7	3.4	8.5	1.9	—	30.5
LCM / LIFO gain	(0.8)	(2.9)	(1.0)	—	—	(4.7)
Gain on sale of business, net	(0.2)	—	—	—	—	(0.2)
Interest expense	6.0	0.2	1.9	30.1	—	38.2
Unrealized loss on derivatives	2.8	—	0.5	—	—	3.3
RINs mark-to-market gain	(42.8)	—	(24.1)	—	—	(66.9)
Equity-based compensation and other items						6.7
Income tax expense						0.4
Net income						$51.5

Capital expenditures	$8.5	$0.9	$16.4	$—	$—	$25.8
PP&E, net	$382.4	$34.0	$476.7	$10.6	$—	$903.7

Three Months Ended September 30, 2020	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$366.2	$60.9	$140.9	$—	$—	$568.0
Inter-segment sales	3.3	0.1	—	—	(3.4)	—
Total sales	$369.5	$61.0	$140.9	$—	$(3.4)	$568.0

Adjusted EBITDA	$23.2	$18.9	$9.7	$(17.1)	$—	$34.7
Reconciling items to net loss:
Depreciation and amortization	14.8	4.0	9.5	1.9	—	30.2
LCM / LIFO (gain) loss	0.5	1.3	(0.7)	—	—	1.1
Interest expense	1.3	0.1	0.8	31.1	—	33.3
Unrealized loss on derivatives	8.2	—	1.0	—	—	9.2
RINs mark-to-market loss	6.4	—	2.9	—	—	9.3
Other non-recurring expenses						5.5
Equity-based compensation and other items						2.1
Income tax expense						0.1
Net loss						$(56.1)

Capital expenditures	$6.3	$0.5	$3.4	$0.1	$—	$10.3
PP&E, net	$412.3	$34.5	$468.5	$17.6	$—	$932.9

Nine Months Ended September 30, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,507.4	$194.4	$580.4	$—	$—	$2,282.2
Inter-segment sales	13.2	—	—	—	(13.2)	—
Total sales	$1,520.6	$194.4	$580.4	$—	$(13.2)	$2,282.2

Adjusted EBITDA	$75.9	$30.1	$35.2	$(55.5)	$—	$85.7
Reconciling items to net loss:
Depreciation and amortization	49.3	10.2	25.5	5.9	—	90.9
LCM / LIFO gain	(29.7)	(3.4)	(12.0)	—	—	(45.1)
Loss on impairment and disposal of assets	1.8	—	0.1	—	—	1.9
Gain on sale of business, net	(0.2)	—	—	—	—	(0.2)
Interest expense	12.7	0.3	3.5	92.8	—	109.3
Debt extinguishment costs	—	—	—	0.4	—	0.4
Unrealized loss on derivatives	14.5	—	2.0	—	—	16.5
RINs mark-to-market loss	38.8	—	17.5	—	—	56.3
Other non-recurring expenses						2.8
Equity-based compensation and other items						24.4
Income tax expense						1.5
Net loss						$(173.0)

Capital expenditures	$45.4	$2.0	$27.7	$—	$—	$75.1
PP&E, net	$382.4	$34.0	$476.7	$10.6	$—	$903.7

Nine Months Ended September 30, 2020	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,156.6	$177.3	$380.4	$—	$—	$1,714.3
Inter-segment sales	9.7	0.3	—	—	(10.0)	—
Total sales	$1,166.3	$177.6	$380.4	$—	$(10.0)	$1,714.3

Adjusted EBITDA	$125.6	$47.1	$64.9	$(54.1)	$—	$183.5
Reconciling items to net loss:
Depreciation and amortization	45.6	12.0	28.2	5.7	—	91.5
LCM / LIFO loss	31.2	1.3	3.0	—	—	35.5
Loss on impairment and disposal of assets	0.2	1.4	—	5.1	—	6.7
Interest (benefit) expense	(0.1)	0.3	0.1	92.9	—	93.2
Unrealized gain on derivatives	(11.7)	—	(9.5)	—	—	(21.2)
RINs mark-to-market loss	24.3	—	9.1	—	—	33.4
Other non-recurring expenses						4.3
Equity-based compensation and other items						6.2
Income tax expense						0.8
Net loss						$(66.9)

Capital expenditures	$42.8	$1.3	$9.9	$0.5	$—	$54.5
PP&E, net	$412.3	$34.5	$468.5	$17.6	$—	$932.9
Geographic Information
International sales accounted for less than ten percent of consolidated sales in the three months ended September 30, 2021 and greater than ten percent of consolidated sales in the three months ended September 30, 2020. International sales accounted for less than ten percent of consolidated sales in each of the nine months ended September 30, 2021 and 2020.

Product Information
The Company offers specialty, fuels, and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, high-performance branded specialty products, and other specialty and fuels products. The following table sets forth the major product category sales for the Company’s business segments for the three months ended September 30, 2021 and 2020 (dollars in millions):

	Three Months Ended September 30,
	2021		2020
Specialty Products and Solutions:
Lubricating oils	$192.0	21.9%	$122.5	21.6%
Solvents	81.7	9.3%	54.6	9.6%
Waxes	40.6	4.7%	33.8	6.0%
Fuels, asphalt and other by-products	269.2	30.8%	155.3	27.3%
Total	$583.5	66.7%	$366.2	64.5%
Montana/Renewables:
Gasoline	$53.9	6.2%	$38.8	6.8%
Diesel	92.6	10.5%	50.9	9.0%
Jet fuel	8.6	1.0%	3.7	0.6%
Asphalt, heavy fuel oils and other	73.3	8.4%	47.5	8.4%
Total	$228.4	26.1%	$140.9	24.8%

Performance Brands:	$63.0	7.2%	$60.9	10.7%

Consolidated sales	$874.9	100.0%	$568.0	100.0%
The following table sets forth the major product category sales for the Company’s business segments for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine Months Ended September 30,
	2021		2020
Specialty Products and Solutions:
Lubricating oils	$482.2	21.1%	$352.5	20.6%
Solvents	223.0	9.8%	179.0	10.4%
Waxes	110.1	4.9%	92.2	5.4%
Fuels, asphalt and other by-products	692.1	30.3%	532.9	31.1%
Total	$1,507.4	66.1%	$1,156.6	67.5%
Montana/Renewables:
Gasoline	$137.4	6.0%	$103.0	6.0%
Diesel	241.7	10.6%	150.3	8.8%
Jet fuel	21.0	0.9%	11.7	0.7%
Asphalt, heavy fuel oils and other	180.3	7.9%	115.4	6.7%
Total	$580.4	25.4%	$380.4	22.2%

Performance Brands:	$194.4	8.5%	$177.3	10.3%

Consolidated sales	$2,282.2	100.0%	$1,714.3	100.0%
Major Customers
During the three and nine months ended September 30, 2021 and 2020, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the three months ended September 30, 2021 and 2020, the Company had two suppliers that supplied approximately 92.4% and 88.6%, respectively, of its crude oil supply. During the nine months ended September 30, 2021 and 2020, the Company had two suppliers that supplied approximately 89.2% and 82.2%, respectively, of its crude oil supply.

14. Subsequent Events
As of November 1, 2021, the fair value of the Company’s derivatives have increased by approximately $4.5 million subsequent to September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2021. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2020 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We manufacture, formulate, and market a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
Effective January 1, 2021, we reorganized our business segments as a result of a change in how the CODM allocates resources, makes operating decisions and assesses the performance of the business. As a result, as of January 1, 2021, our operations are managed by the CODM using the following reportable segments: Montana/Renewables; Specialty Products and Solutions; Performance Brands; and Corporate. Segment information presented herein reflects the impact of this reorganization for all periods presented. For additional information, see Note 13 - “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we process crude oil and other feedstocks into a wide variety of customized lubricating oils, solvents, waxes and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for basic industrial, consumer and automotive goods. In our Montana/Renewables segment, we process crude oil into a variety of fuels and fuel-related products, including gasoline, diesel, jet fuel, asphalt, heavy fuel oils and other products. Additionally, we are in the process of converting a significant portion of our Great Falls refinery into a Renewable Diesel Production facility, which we expect to commence operations in the second quarter of 2022. In our Performance Brands segment, we blend, package and market specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Montana/Renewables, or Performance Brands segments. Please read Note 13 - “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for further information.
Third Quarter 2021 Update
Outlook and Trends
The world continues to navigate the COVID-19 pandemic. Global economic conditions continue to improve, driven by increases in vaccination rates in the U.S. and across the world, which has resulted in increased demand and higher prices for many industrial and consumer goods products, as well as energy prices. Additionally, most industries continued to see supply chain disruptions during the third quarter of 2021, and while the global dynamic is receiving elevated attention in all areas, it’s difficult to predict when all challenges will be fully resolved. The global crisis has impacted Calumet’s businesses in various ways. Concurrently, our businesses continue to see strong, growing demand for products across our segments. Our Performance Brands segment has been most impacted by the global supply chain disruption, and as we navigate this environment in a time of rapidly growing demand, our order backlog continues to grow. Our Specialty Products and Solutions segment is experiencing record specialty unit margins and fuels margins have increased for the third straight quarter as the industry reacts to a global economic recovery and a shortage of hydrocarbon products in certain markets. Asphalt markets continued to improve with seasonal demand strength through the end of summer into early fall. These fundamentals allowed for healthy unit margins in the third quarter of 2021 compared to the third quarter of 2020, despite a significantly higher price environment during this quarter. The following factors have impacted or may impact our results of operations during 2021:
•We continue to see an increase in demand for our products as the domestic and global economies recover from the COVID-19 pandemic. We continue to monitor for the impact of COVID-19 variants, any increase in cases and/or the reinstatement of lockdowns and other restrictions, each of which could negatively impact the recovery from the COVID-19 pandemic.
•We expect supply chains to remain disrupted, which is expected to continue to provide challenges to the availability and pricing of feedstocks, additives, packaging materials and transportation.
•We continue to focus on improving operations. Our total feedstock runs were 80,021 barrels per day (“bpd”) during the third quarter 2021 compared to 81,813 bpd during the third quarter 2020. This decrease is primarily attributed to lower production volumes at our Shreveport facility.

•Our Specialty Products and Solutions margins have remained strong but certain of our end markets are susceptible to changes in Gross Domestic Product. As markets and results improve, we expect to make small investments in this segment that we believe are low-risk, high-return investments.
•It is not possible to predict what future RINs costs may be given the price volatility, but RINs continue to have the potential to remain a significant non-cash expense in our results of operations. The approximate 25% decrease in the third quarter 2021 period-end market price of RINs in comparison to the second quarter 2021 market price of RINs favorably affected our financial results. See Note 7 - “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information on the Company’s RINs obligation.
•We continue to evaluate opportunities to divest non-core businesses and assets in line with our strategy of de-leveraging and streamlining our business to better focus on the advancement of our core business. In addition, we may also consider the disposition of certain core assets or businesses, to the extent such a transaction would improve our capital structure or otherwise be accretive to the Company. Lastly, we may seek acquisitions of assets that management believes will be financially accretive and consistent with our strategic goals.
We developed and executed a plan to manage health and safety risks and business continuity to protect our workforce and business during the COVID-19 pandemic. Comprehensive guidelines and requirements for the return to work of personnel to their locations have been implemented and these will continue to be monitored as we manage COVID-19. To reinforce cost control and preserve cash, we expect to continue to diligently manage operating and capital costs. As markets continue to improve, high-return low risk projects may be added opportunistically. Furthermore, the Company’s conversion of our Great Falls, MT asset into a leading Renewable Diesel facility is on track. In addition to other project-related agreements, the Company has entered into an Engineering, Procurement and Construction Agreement with Burns & McDonnell Engineering Company, Inc. (as general contractor for the project); a License Agreement and Engineering Agreement with Haldor Topsoe A/S and Haldor Topsoe, Inc., respectively (as technology provider for the Renewable Diesel process); and an Engineering and Procurement Agreement with Technip Stone & Webster Process Technology, Inc. (as technology provider for the Renewable Hydrogen process).
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
Financial Results
We reported net income of $51.5 million in the third quarter 2021 versus a net loss of $56.1 million in the third quarter 2020. We reported Adjusted EBITDA (as defined in Note 13 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $58.8 million in the third quarter 2021 versus $34.7 million in the third quarter 2020. We generated cash from operating activities of $59.4 million in the third quarter 2021 versus generating cash of $14.5 million in the third quarter of 2020, driven by an increase of $107.6 million in net income between the comparative periods, which was partially offset by an increase in the cash required for working capital.
Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Specialty Products and Solutions segment Adjusted EBITDA was $46.3 million in the third quarter 2021 versus $23.2 million in the third quarter 2020. Compared to the third quarter of 2020, Specialty Products and Solutions third quarter 2021 segment Adjusted EBITDA was favorably impacted by a significant increase in specialty products net unit margins as a result of higher specialty product pricing and continued fuels market recovery, partially offset by the absence of $8.8 million in realized gains on derivative instruments in the prior year comparative period.
Montana/Renewables segment Adjusted EBITDA was $24.4 million in the third quarter 2021 versus $9.7 million in the third quarter 2020. Compared to the third quarter of 2020, Montana/Renewables third quarter 2021 segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of a wider WCS-WTI crude spread and improved crack spreads for transportation fuels, which was partially offset by the absence of $8.3 million in realized gains on derivative instruments in the prior year comparative period.

Performance Brands segment Adjusted EBITDA was $6.8 million in the third quarter 2021 versus $18.9 million in the third quarter 2020. Compared to the third quarter of 2020, Performance Brands segment Adjusted EBITDA was unfavorably impacted by a $5.4 million decrease in gross profit due to the natural lag in passing increasing costs through to customers in these branded and consumer markets. Further, supply chain difficulties, including packaging availability, difficult logistics markets, and additive and grease supply shortages continue to challenge our ability to keep pace with strong demand. Despite the ongoing supply chain difficulties, we have seen favorable improvements in pricing and demand for our TruFuel, Royal Purple, and Bel-Ray brands, which remained resilient and continued to see demand growth. Unfortunately, much of the demand currently sits in our backorder queue pending our industry’s supply chains return to normal.
Corporate Adjusted EBITDA was negative $18.7 million in the third quarter 2021 versus negative $17.1 million in the third quarter 2020 primarily due to higher labor and benefit expenses.
Liquidity Update
As of September 30, 2021, we had total liquidity of $280.7 million comprised of $10.8 million of unrestricted cash and $269.9 million of availability under our revolving credit facility. As of September 30, 2021, our revolving credit facility had a $345.9 million borrowing base, $27.9 million in outstanding standby letters of credit and $48.1 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
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
During the third quarter 2021, we recorded a non-cash benefit of $42.4 million for RINs, as compared to a non-cash RINs expense of $16.0 million for the third quarter 2020. Our annual gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 80 million RINs spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations exclude our own renewables blending as well as the potential for any subsequent hardship waivers.
Expenses related to RFS compliance have the potential to remain a significant expense for our two segments containing fuels products. If legal or regulatory changes occur that have the effect of increasing our RINs Obligation or eliminating or narrowing the availability of the small refinery exemption under the RFS program, we could be required to purchase additional RINs in the open market, which may materially increase our costs related to RFS compliance and could have a material adverse effect on our results of operations and liquidity.
See Note 7 - “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information on the Company’s RINs obligation.
Key Performance Measures
Our sales and results of operations are principally affected by demand for specialty products, fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	82,844	85,529	(3.1)%	79,511	88,429	(10.1)%
Total feedstock runs (2)	80,021	81,813	(2.2)%	73,988	85,282	(13.2)%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,817	10,634	1.7%	9,537	9,839	(3.1)%
Solvents	7,163	6,323	13.3%	6,832	6,500	5.1%
Waxes	1,529	1,199	27.5%	1,305	1,253	4.2%
Fuels, asphalt and other by-products	29,242	32,696	(10.6)%	25,492	36,376	(29.9)%
Total Specialty Products and Solutions	48,751	50,852	(4.1)%	43,166	53,968	(20.0)%
Montana/Renewables:
Gasoline	4,763	5,670	(16.0)%	4,979	5,436	(8.4)%
Diesel	10,328	10,412	(0.8)%	10,147	10,466	(3.0)%
Jet fuel	1,169	764	53.0%	974	698	39.5%
Asphalt, heavy fuel oils and other	10,883	9,605	13.3%	11,035	10,306	7.1%
Total Montana/Renewables	27,143	26,451	2.6%	27,135	26,906	0.9%

Performance Brands	1,226	1,458	(15.9)%	1,355	1,407	(3.7)%

Total facility production (3)	77,120	78,761	(2.1)%	71,656	82,281	(12.9)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Sales	$874.9	$568.0	$2,282.2	$1,714.3
Cost of sales	741.6	551.5	2,171.8	1,609.8
Gross profit	133.3	16.5	110.4	104.5
Operating costs and expenses:
Selling	12.4	11.2	40.0	37.1
General and administrative	30.9	29.7	97.3	76.7
Other operating expense	(3.3)	6.4	20.0	22.6
Operating income (loss)	93.3	(30.8)	(46.9)	(31.9)

Other income (expense):
Interest expense	(38.2)	(33.3)	(109.3)	(93.2)
Gain (loss) on derivative instruments	(3.3)	7.9	(15.4)	57.7
Other	0.1	0.2	0.1	1.3
Total other expense	(41.4)	(25.2)	(124.6)	(34.2)
Net income (loss) before income taxes	51.9	(56.0)	(171.5)	(66.1)
Income tax expense	0.4	0.1	1.5	0.8
Net income (loss)	$51.5	$(56.1)	$(173.0)	$(66.9)
EBITDA	$116.6	$3.5	$16.5	$105.9
Adjusted EBITDA	$58.8	$34.7	$85.7	$183.5
Distributable Cash Flow	$12.6	$(5.6)	$(75.1)	$50.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$51.5	$(56.1)	$(173.0)	$(66.9)
Add:
Interest expense	38.2	33.3	109.3	93.2
Depreciation and amortization	26.5	26.2	78.7	78.8
Income tax expense	0.4	0.1	1.5	0.8
EBITDA	$116.6	$3.5	$16.5	$105.9
Add:
LCM / LIFO (gain) loss	$(4.7)	$1.1	$(45.1)	$35.5
Unrealized (gain) loss on derivative instruments	3.3	9.2	16.5	(21.2)
Amortization of turnaround costs	4.0	4.0	12.2	12.7
Debt extinguishment costs	—	—	0.4	—
Loss on impairment and disposal of assets	—	—	1.9	6.7
Gain on sale of business, net	(0.2)	—	(0.2)	—
RINs mark-to-market (gain) loss	(66.9)	9.3	56.3	33.4
Equity-based compensation and other items	6.7	2.1	24.4	6.2
Other non-recurring expenses	—	5.5	2.8	4.3
Adjusted EBITDA	$58.8	$34.7	$85.7	$183.5
Less:
Replacement and environmental capital expenditures (1)	$0.5	$5.0	$14.3	$23.7
Cash interest expense (2)	36.6	31.6	104.2	88.4
Turnaround costs	8.7	3.6	40.8	19.7
Income tax expense	0.4	0.1	1.5	0.8
Distributable Cash Flow	$12.6	$(5.6)	$(75.1)	$50.9

(1)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(2)Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended September 30, 2021 and 2020
Sales. Sales increased $306.9 million, or 54.0%, to $874.9 million in the three months ended September 30, 2021, from $568.0 million in the same period in 2020. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$192.0	$122.5	56.7%
Solvents	81.7	54.6	49.6%
Waxes	40.6	33.8	20.1%
Fuels, asphalt and other by-products (1)	269.2	155.3	73.3%
Total Specialty Products and Solutions	$583.5	$366.2	59.3%
Total Specialty Products and Solutions sales volume (in barrels)	4,836,000	4,983,000	(3.0)%
Average Specialty Products and Solutions sales price per barrel	$120.66	$73.49	64.2%
Montana/Renewables:
Gasoline	$53.9	$38.8	38.9%
Diesel	92.6	50.9	81.9%
Jet Fuel	8.6	3.7	132.4%
Asphalt, heavy fuel oils and other (2)	73.3	47.5	54.3%
Total Montana/Renewables	$228.4	$140.9	62.1%
Total Montana/Renewables sales volume (in barrels)	2,664,000	2,756,000	(3.3)%
Average Montana/Renewables sales price per barrel	$85.74	$51.12	67.7%
Performance Brands:
Total Performance Brands (3)	$63.0	$60.9	3.4%
Total Performance Brands sales volume (in barrels)	121,000	130,000	(6.9)%
Average Performance Brands sales price per barrel	$520.66	$468.46	11.1%

Total sales	$874.9	$568.0	54.0%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	7,621,000	7,869,000	(3.2)%

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
The components of the $217.3 million increase in Specialty Products and Solutions segment sales for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Volume	$(10.8)
Sales price	228.1
Total Specialty Products and Solutions segment sales increase	$217.3
Specialty Products and Solutions segment sales increased period over period primarily due to significantly higher prices for both specialty products and transportation fuels. The favorable price impact was partially offset by a decrease in sales volumes as a result of unplanned downtime at our Shreveport facility in the third quarter of 2021.

The components of the $87.5 million increase in Montana/Renewables segment sales for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Volume	$(4.7)
Sales price	92.2
Total Montana/Renewables segment sales increase	$87.5
Montana/Renewables segment sales increased due to significantly higher global commodity prices. Sales volumes were relatively flat between the two comparative periods.
The components of the $2.1 million increase in Performance Brands segment sales for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Volume	$(3.9)
Sales price	6.0
Total Performance Brands segment sales increase	$2.1
Performance Brands segment sales increased due to an increase in product prices and partially offset by slightly lower sales volumes due to industry wide supply chain disruptions.
Gross Profit. Gross profit increased $116.8 million, or 707.9%, to $133.3 million in the three months ended September 30, 2021, from $16.5 million in the same period in 2020. Gross profit for our business segments were as follows:

	Three Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$74.0	$0.5	14,700.0%
Percentage of sales	12.7%	0.1%	12.6%
Specialty Products and Solutions gross profit per barrel	$15.30	$0.10	15,200.0%

Montana/Renewables:
Gross profit (loss)	$42.7	$(6.0)	811.7%
Percentage of sales	18.7%	(4.3)%	23.0%
Montana/Renewables gross profit (loss) per barrel	$16.03	$(2.18)	835.3%

Performance Brands:
Gross profit	$16.6	$22.0	(24.5)%
Percentage of sales	26.3%	36.1%	(9.8)%
Performance Brands gross profit per barrel	$137.19	$169.23	(18.9)%
Total gross profit	$133.3	$16.5	707.9%
Percentage of sales	15.2%	2.9%	12.3%

The components of the $73.5 million increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2020 reported gross profit	$0.5
Cost of materials	(173.4)
Operating costs	(15.9)
LCM / LIFO inventory adjustments	1.3
Volumes	(2.4)
Sales price	228.1
RINs expense	35.8
Three months ended September 30, 2021 reported gross profit	$74.0
The increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to stronger net unit margins as a result of higher specialty product pricing and a decrease in non-cash RINs expense as a result of lower market prices for RINs. These factors were partially offset by higher operating costs as a result of increases in repairs and maintenance expenses and higher utility costs.
The components of the $48.7 million increase in Montana/Renewables segment gross profit (loss) for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2020 reported gross profit (loss)	$(6.0)
Cost of materials	(61.6)
LCM / LIFO inventory adjustments	0.3
Volumes	(0.9)
Operating costs	(3.9)
RINs expense	22.6
Sales price	92.2
Three months ended September 30, 2021 reported gross profit	$42.7
The increase in Montana/Renewables segment gross profit (loss) for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a wider crude WCS-WTI differential and improved crack spreads for transportation fuels during the current quarter driven by the overall improvement in market conditions and a decrease in non-cash RINs expense as a result of lower market prices for RINs.
The components of the $5.4 million decrease in Performance Brands segment gross profit for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2020 reported gross profit	$22.0
Cost of materials	(13.9)
LCM / LIFO inventory adjustments	4.2
Volumes	(1.9)
Operating costs	0.1
Sales price	6.1
Three months ended September 30, 2021 reported gross profit	$16.6
The decrease in Performance Brands segment gross profit for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by inflating material costs and the impact of supply chain disruptions during the current quarter. These factors were partially offset by higher product prices.

General and administrative. General and administrative expenses increased $1.2 million, or 4.0%, to $30.9 million in the three months ended September 30, 2021, from $29.7 million in the same period in 2020. The increase was primarily due to a $2.0 million increase in labor and benefits related expenses.
Interest expense. Interest expense increased $4.9 million, or 14.7%, to $38.2 million in the three months ended September 30, 2021, from $33.3 million in the same period in 2020. The increase was primarily due to higher financing costs related to our Supply and Offtake Agreements in the current quarter in comparison to the prior year comparative period.
Gain (loss) on derivative instruments. There was a $3.3 million loss on derivative instruments in the three months ended September 30, 2021, compared to a $7.9 million gain in the same period in 2020. The $17.1 million realized gain on derivative instruments in the third quarter of 2020 was due to the settlement of our crack spread swaps and WCS crude oil basis swaps positions during the prior year period. There were no outstanding derivative positions settled in the third quarter of 2021. The impact of this item was partially offset by a $5.9 million decrease in unrealized losses on derivatives in the third quarter of 2021 in comparison to the prior year comparative period.

Changes in Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Sales. Sales increased $567.9 million, or 33.1%, to $2,282.2 million in the nine months ended September 30, 2021, from $1,714.3 million in the same period in 2020. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$482.2	$352.5	36.8%
Solvents	223.0	179.0	24.6%
Waxes	110.1	92.2	19.4%
Fuels, asphalt and other by-products (1)	692.1	532.9	29.9%
Total Specialty Products and Solutions	$1,507.4	$1,156.6	30.3%
Total Specialty Products and Solutions sales volume (in barrels)	13,557,000	15,992,000	(15.2)%
Average Specialty Products and Solutions sales price per barrel	$111.19	$72.32	53.7%
Montana/Renewables:
Gasoline	$137.4	$103.0	33.4%
Diesel	241.7	150.3	60.8%
Jet Fuel	21.0	11.7	79.5%
Asphalt, heavy fuel oils and other (2)	180.3	115.4	56.2%
Total Montana/Renewables	$580.4	$380.4	52.6%
Total Montana/Renewables sales volume (in barrels)	7,754,000	7,857,000	(1.3)%
Average Montana/Renewables sales price per barrel	$74.85	$48.42	54.6%
Performance Brands:
Total Performance Brands (3)	$194.4	$177.3	9.6%
Total Performance Brands sales volume (in barrels)	395,000	380,000	3.9%
Average Performance Brands sales price per barrel	$492.15	$466.58	5.5%

Total sales	$2,282.2	$1,714.3	33.1%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	21,706,000	24,229,000	(10.4)%

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
The components of the $350.8 million increase in Specialty Products and Solutions segment sales for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Volume	$(176.1)
Sales price	526.9
Total Specialty Products and Solutions segment sales increase	$350.8
Specialty Products and Solutions segment sales increased period over period, primarily due to the significantly higher price environment in the current year period. The favorable price impact was partially offset by a decrease in sales volumes as a result of the planned turnaround at our Shreveport facility in the first quarter of 2021, unplanned downtime resulting from the polar vortex and supply chain disruptions.

The components of the $200.0 million increase in Montana/Renewables segment sales for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Volume	$(5.0)
Sales price	205.0
Total Montana/Renewables segment sales increase	$200.0
Montana/Renewables segment sales increased primarily due to increased sales prices as a result of the significantly higher price environment in the current year, in-line with the overall improvement in market conditions. Sales volumes were relatively flat between the two comparative periods.
The components of the $17.1 million increase in Performance Brands segment sales for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Volume	$7.0
Sales price	10.1
Total Performance Brands segment sales increase	$17.1
Performance Brands segment sales increased due to increases in volumes and prices, which were both driven by continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.
Gross Profit. Gross profit increased $5.9 million, or 5.6%, to $110.4 million in the nine months ended September 30, 2021, from $104.5 million in the same period in 2020. Gross profit for our business segments were as follows:

	Nine Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$43.4	$26.8	61.9%
Percentage of sales	2.9%	2.3%	0.6%
Specialty Products and Solutions gross profit per barrel	$3.20	$1.68	90.5%

Montana/Renewables:
Gross profit	$10.5	$18.0	(41.7)%
Percentage of sales	1.8%	4.7%	(2.9)%
Montana/Renewables gross profit per barrel	$1.35	$2.29	(41.0)%

Performance Brands:
Gross profit	$56.5	$59.7	(5.4)%
Percentage of sales	29.1%	33.7%	(4.6)%
Performance Brands gross profit per barrel	$143.04	$157.11	(9.0)%
Total gross profit	$110.4	$104.5	5.6%
Percentage of sales	4.8%	6.1%	(1.3)%

The components of the $16.6 million increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2020 reported gross profit	$26.8
Cost of materials	(477.0)
Operating costs	(31.0)
LCM / LIFO inventory adjustments	60.9
Volumes	(41.7)
Sales price	526.9
RINs expense	(21.5)
Nine months ended September 30, 2021 reported gross profit	$43.4
The increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to stronger net unit margins as a result of strong specialty market demand and a decrease in non-cash LCM charges as the value of our inventory increases with global commodity inflation. These factors were partially offset by the unfavorable volumes impact resulting from the planned turnaround at our Shreveport facility in the first quarter of 2021 and unplanned downtime resulting from the polar vortex and logistics disruptions. Higher operating costs were due to expenses for freeze-related repairs and higher utility costs.
The components of the $7.5 million decrease in Montana/Renewables segment gross profit for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2020 reported gross profit	$18.0
Cost of materials	(203.0)
LCM / LIFO inventory adjustments	15.0
Volumes	(1.6)
Operating costs	(7.6)
RINs expense	(15.3)
Sales price	205.0
Nine months ended September 30, 2021 reported gross profit	$10.5
The decrease in Montana/Renewables segment gross profit for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in operating costs driven by higher utility costs.
The components of the $3.2 million decrease in Performance Brands segment gross profit for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2020 reported gross profit	$59.7
Cost of materials	(24.0)
LCM / LIFO inventory adjustments	4.7
Volumes	3.3
Operating costs	2.7
Sales price	10.1
Nine months ended September 30, 2021 reported gross profit	$56.5
The decrease in Performance Brands segment gross profit for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by higher material and feedstock costs and supply chain challenges that resulted in a growing order backlog. The impact of this item was partially offset by higher volumes and sales prices as a result of our continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.

General and administrative. General and administrative expenses increased $20.6 million, or 26.9%, to $97.3 million in the nine months ended September 30, 2021, from $76.7 million in the same period in 2020. The increase was primarily due to a $21.9 million increase in equity-based compensation related expenses, which was primarily the result of an increase in the Company’s unit price.
Interest expense. Interest expense increased $16.1 million, or 17.3%, to $109.3 million in the nine months ended September 30, 2021, from $93.2 million in the same period in 2020. The increase was primarily due to higher financing costs related to our Supply and Offtake Agreements in the current year period in comparison to the prior year comparative period.
Gain (loss) on derivative instruments. There was a $15.4 million loss on derivative instruments in the nine months ended September 30, 2021, compared to a $57.7 million gain in the same period in 2020. The $36.5 million realized gain on derivative instruments in the prior year comparative period was due to the settlement of our crack spread swaps and WCS crude oil basis swaps positions during the period. We recorded a realized gain of $1.1 million for the settlement of our WCS crude oil basis swaps position in the current year period. In addition, the unrealized loss on the inventory financing embedded derivative was $17.8 million in the current year period, compared to an unrealized gain of $9.2 million in the prior year comparative period.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net cash provided by (used in) operating activities	$(29.9)	$64.9
Net cash used in investing activities	(34.2)	(37.2)
Net cash provided by (used in) financing activities	(34.5)	62.6
Net increase (decrease) in cash and cash equivalents	$(98.6)	$90.3
Operating Activities. Operating activities used cash of $29.9 million during the nine months ended September 30, 2021 compared to providing cash of $64.9 million during the same period in 2020. The change was impacted by an increase in net loss of $106.1 million, which was partially offset by a decrease in the cash required for working capital.
Investing Activities. Investing activities used cash of $34.2 million during the nine months ended September 30, 2021 compared to a use of cash of $37.2 million during the same period in 2020. The change is related to decreases in cash expenditures for additions to property, plant and equipment in the current year period relative to the prior year comparative period.

Financing Activities. Financing activities used cash of $34.5 million in the nine months ended September 30, 2021 compared to providing cash of $62.6 million during the same period in 2020. The change is primarily due to a $160.0 million change resulting from lower borrowings on our revolving credit facility in the current year compared to the prior year, which was partially offset by a $70.0 million change due to an increase in net proceeds received from our inventory financing arrangements in the current year as compared to the prior year. In addition, the $70.0 million proceeds from our sale and leaseback transaction offset the repurchase of a portion of our 2022 Notes.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Capital improvement expenditures	$20.0	$11.1
Replacement capital expenditures	11.4	20.2
Environmental capital expenditures	2.9	3.5
Turnaround capital expenditures	40.8	19.7
Total	$75.1	$54.5
2021 Capital Spending Forecast
We expect to incur capital expenditures of approximately $165.0 million to $175.0 million in 2021, which includes $70.0 million to $75.0 million on the Renewable Diesel project and $90.0 million to $100.0 million on sustaining, environmental, and small growth capital expenditures. The Renewable Diesel capital includes spending advanced from 2022 following early receipt of permits. We have also released equipment purchase orders ahead of schedule to mitigate the potential risk of being negatively impacted by global supply chain challenges. As announced last quarter, the sustaining capital includes approximately $30.0 million of Montana turnarounds that were advanced from 2022; our strategy is to level Montana site workload across 2021 and 2022 to manage scope and risk during this heavy construction period. We anticipate that our total capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility, Renewable Diesel partnership, or by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs, if such options are available to us.
Debt and Credit Facilities
As of September 30, 2021, our primary debt and credit instruments consisted of the following:
•$600.0 million senior secured revolving credit facility maturing in February 2023 (“revolving credit facility”);
•$80.0 million of 7.625% Senior Notes due 2022 (“2022 Notes”);
•$325.0 million of 7.75% Senior Notes due 2023 (“2023 Notes”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”); and
•$550.0 million of 11.00% Senior Notes due 2025 (“2025 Notes”).
We were in compliance with all covenants under the debt instruments in place as of September 30, 2021 and believe we have adequate liquidity to conduct our business.

The borrowing base on our revolving credit facility increased from approximately $289.7 million as of September 30, 2020, to approximately $345.9 million at September 30, 2021, resulting in a corresponding increase in our borrowing availability from approximately $159.9 million at September 30, 2020, to approximately $269.9 million at September 30, 2021. Total liquidity, consisting of unrestricted cash and available funds under our revolving credit facility, increased from $269.3 million at September 30, 2020 to $280.7 million at September 30, 2021.
Inventory Financing
Please refer to Note 8 - “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.
Short-Term Liquidity
As of September 30, 2021, our principal sources of short-term liquidity were (i) $269.9 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $10.8 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, see Note 9 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2021 we had $80.0 million in 2022 Notes, $325.0 million in 2023 Notes, $200.0 million in 2024 Secured Notes, and $550.0 million in 2025 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of September 30, 2021, we had $66.4 million of other debt outstanding for the Shreveport terminal asset financing arrangement.
During the nine months ended September 30, 2021, we repurchased $70.0 million in aggregate principal amount of the 2022 Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of June 5, 2021.
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
Off-Balance Sheet Arrangements
We did not enter into any material off-balance sheet transactions during the three and nine months ended September 30, 2021.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, at the reasonable assurance level due to a material weakness in our internal control over financial reporting as described below.
Internal Control over Financial Reporting
As of September 30, 2021, the following material weakness existed:
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
Given the material weakness that exists as of September 30, 2021, we concluded that our internal control over financial reporting remained ineffective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Sarbanes-Oxley Section 302 certification of Stephen P. Mawer.

31.2*	Sarbanes-Oxley Section 302 certification of L. Todd Borgmann.

32.1**	Section 1350 certification of Stephen P. Mawer and L. Todd Borgmann.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	November 5, 2021	By:	/s/ L. Todd Borgmann
L. Todd Borgmann
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)