Form 10-K
period 2021-12-31
Calumet Specialty Products Partners, L.P.
filed 2022-03-04
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $426.1 million on June 30, 2021, based on $6.87 per unit, the closing price of the common units as reported on the Nasdaq Global Select Market on such date.
On March 3, 2022, there were 78,676,262 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2021 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of the ongoing novel coronavirus (“COVID-19”) pandemic, supply chain disruptions and global crude oil production levels on our business and operations; (ii) demand for finished products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) general economic and political conditions, including political tensions, conflicts and war (such as the ongoing conflict in Ukraine); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; and (xi) our ability to convert a significant portion of our Great Falls refinery into a renewable diesel manufacturing facility, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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
Risks Related to Our Business
•Our business depends on supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control, including a pandemic, epidemic or widespread outbreak of an infectious disease, such as COVID-19, as well as actions taken by commodity markets.
•Our business has exposure to some commodities which are volatile, and a reduction in our margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.
•Our hedging activities may not be effective in reducing our exposure to commodity price risk and may reduce our earnings, profitability and cash flows.
•Decreases in the price of inventory and products may lead to a reduction in the borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of cash collateral for derivative instruments.

•We depend on certain third-party pipelines for transportation of feedstocks and products, and if these pipelines become unavailable to us, our revenues and cash available for payment of our debt obligations could decline.
•The price volatility of fuel and utility services may result in decreases in our earnings, profitability and cash flows.
•Our facilities incur operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
•An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
•Competition in our industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
•We depend on unionized labor for the operation of many of our facilities which may result in increased labor costs or labor disruptions that could negatively impact our financial condition and results of operations.
•Our method of valuing inventory may result in decreases in net income.
•Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk as well as potential refinancing risks.
•We have a substantial amount of indebtedness.
•Our financing arrangements contain operating and financial provisions that restrict our business and financing activities.
•A change of control could result in us facing substantial repayment obligations under our revolving credit facility, the Montana Renewables, LLC (“MRL”) Credit Facility, our senior notes, our secured hedge agreements and our Supply and Offtake Agreements (as defined below).
•We must make substantial capital expenditures for our facilities to maintain their reliability and efficiency.
•We may incur significant environmental costs and liabilities in the operation of our refineries, facilities, terminals and related facilities.
•We are subject to compliance with stringent environmental and occupational health and safety laws and regulations.
•The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.
•Our and our customers’ operations are subject to risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
•We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.
Risks Related to Our Partnership Structure
•We may not have sufficient cash from operations, following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to resume paying distributions to our unitholders or restore distributions to previous levels.
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

Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) (i) treating us a corporation or (ii) assessing and collecting tax directly from the partnership resulting from or any audit adjustments.
•Our tax treatment or the tax treatment of our unitholders could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly applied on a retroactive basis.
•Our unitholders may be required to pay taxes on their share of our income even if they do not receive any distribution from us. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take. Tax gain or loss on the disposition of our common units could be more or less than expected. Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

PART I
Items 1 and 2. Business and Properties
Overview
We manufacture, formulate and market a diversified slate of specialty products to customers across a broad range of consumer-facing and industrial markets. We also own what we believe will be one of North America’s leading renewable diesel manufacturing facilities, which is expected to be commissioned in the fourth quarter of 2022. We are headquartered in Indianapolis, Indiana and operate twelve facilities through North America. Our business is organized into the following reportable segments: Specialty Products and Solutions; Montana/Renewables; Performance Brands; and Corporate. In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two businesses - renewable diesel and specialty asphalt. When our Great Falls renewable diesel facility is operational, we will process a variety of geographically advantaged renewable feedstocks into renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/aviation fuel, and renewable diesel that we expect to distribute into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we continue to process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.
Our Assets
Our primary operating assets consist of:

Facility	Location	Year Acquired	Sales Volume for the Year Ended December 31, 2021 in Barrels per Day (“bpd”)	Products
Calumet Packaging	Louisiana	2012	1,029	Specialty products including premium industrial and consumer synthetic lubricants, fuels and solvents
Royal Purple	Texas	2012	356	Specialty products including premium industrial and consumer synthetic lubricants
Missouri	Missouri	2012	165	Specialty products including polyol ester-based synthetic lubricants
Karns City	Pennsylvania	2008	1,657	Specialty white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates
Dickinson	Texas	2008	689	Specialty white mineral oils, compressor lubricants and natural petroleum sulfonates
Cotton Valley	Louisiana	1995	4,114	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids
Princeton	Louisiana	1990	5,113	Specialty lubricating oils, including process oils, base oils, transformer oils, refrigeration oils, and asphalt
Shreveport	Louisiana	2001	34,172	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt
Great Falls Specialty Asphalt	Montana	2012	27,501	Specialty asphalt, gasoline, diesel, and jet fuel
Great Falls Renewable Diesel (1)	Montana	2021	—	Renewable hydrogen, renewable diesel, renewable jet fuel, renewable LPG, and renewable naphtha

(1)We are in the process of converting a significant portion of our Great Falls refinery into a renewable diesel production facility, which is expected to be commissioned in the fourth quarter of 2022.

Storage, Distribution and Logistics Assets. We own and operate a product terminal in Burnham, Illinois with aggregate storage capacities of approximately 150,000 barrels. The Burnham terminal, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, West Coast and Mid-Continent regions of the U.S. and Canada.
We also use approximately 1,900 leased railcars primarily to receive and ship crude oil and distribute our specialty and fuel products throughout the U.S. and Canada. Following the commissioning of our renewable diesel production facility, we plan to use some of these railcars to source renewable feedstocks and distribute renewable diesel. In total, we have approximately 7.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.
Montana Renewables. We are in the process of converting a significant portion of our Great Falls refinery into a renewable diesel production facility, producing renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/sustainable aviation fuel, and renewable diesel. Montana Renewables is expected to be commissioned in the fourth quarter of 2022. We expect Montana Renewables to be immediately accretive to our cash flows once it is fully operational.
Business Strategies
Our management team is dedicated to improving our operations by executing the following strategies:
•Enhance Profitability of Our Existing Assets. We focus on identifying opportunities to improve our asset base, deepening our competitive advantages, and increasing our throughput, profitability, and cash flows. Our highest current priority is completing our renewable diesel project in Great Falls, Montana. This project is designed to convert the historical Great Falls refinery into two independent facilities: a 14,000 bpd specialty asphalt plant and a 15,000 bpd renewable diesel production facility. Other examples include investments in additional wax blending assets at our Calumet Paralogics, LLC (“Paralogics”) facility in 2021, and the addition of storage capacity to increase sales of our most profitable solvents at our Cotton Valley facility in 2021. In addition, we have undertaken various small expansion and optimization projects in our Performance Brands segment over the past four years, including a new 1.0 gallon TruFuel packaging line to support growth, a new 2.1 gallon pail TruFuel line to meet the market demand for larger package sizes, and a new quart line in Porter, Texas to recognize efficiencies in packaging Bel-Ray products. We intend to continue increasing the profitability of our existing asset base through various low capital requirement measures which may include investments targeting more efficient logistics, improving the product mix of our processing units, and reducing costs through operational modernizations.
•Maintain Sufficient Levels of Liquidity. We are actively focused on maintaining sufficient liquidity to fund our operations and business strategies. As part of a broader effort to maintain an adequate level of liquidity, the board of directors of our general partner unanimously voted to suspend cash distributions, effective beginning the quarter ended March 31, 2016, and we currently are not permitted to resume cash distributions pursuant to the terms of the indentures governing our senior notes.
•Concentrate on Positive and Growing Cash Flows. We intend to continue to focus on operating assets and businesses that generate positive and growing cash flows. Approximately 43.8% of our continuing operations gross profit in 2021 was generated by our Specialty Products and Solutions segment, which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our Performance Brands segment, which accounted for approximately 47.8% of our continuing operations gross profit in 2021, we blend, package and market specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. Our fast-growing portfolio of high-performance brands are characterized by strong customer loyalty and stable cash flows. In our Montana/Renewables segment, which accounted for approximately 8.4% of our continuing operations gross profit in 2021, we expect growth in cash flows once the renewable diesel project is commissioned. Historically, renewable diesel margins have been both significantly higher and more stable than fuel margins. Further, the remaining Great Falls specialty asphalt facility is expected to produce a larger percentage of its products for local retail markets at lower net freight costs.

•Develop and Expand Our Customer Relationships. Due to the specialized nature of certain of our products, the high cost of replacement and the long lead-time associated with the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that we offer a more diversified product slate to our customers than competitors do, and we also offer more technical support and bespoke services. In fiscal year 2021, we sold a range of over 1,600 specialty products to approximately 2,300 customers. We intend to continue to assist our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations and services to new customers. By continuing to service our long-term relationships with our broad base of existing customers and by constantly targeting solutions for new customers, we seek to limit our dependence on any one portion of our customer base.
•Disciplined Approach to Strategic and Complementary Acquisitions. We do not expect to focus on large acquisitions in the near term. However, should the right opportunity develop, our senior management team is prepared to consider acquiring low-risk assets where we can enhance operations and improve profitability and product lines that will complement and expand our specialty product offerings. For example, in March 2020, we acquired Paralogics, a producer of candle and industrial wax blends, which expanded our presence in the specialty wax blending and packaging market while adding new capabilities into our existing wax value chain. In the future, we intend to continue pursuing prudent, accretive acquisitions that will deepen our long-term competitive advantages. We intend to reduce our leverage over time and maintain a capital structure that facilitates competitive access to the capital markets.

Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:
•We Have Strong Relationships with a Premier Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier difficult. In fiscal year 2021, we sold our products to approximately 2,500 customers, and we are continually seeking to deepen those relationships across our broad and diversified customer base. No single customer accounted for more than 10% of our consolidated sales for either of the years ended December 31, 2021 and 2020.
•We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of over 1,600 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in meeting the needs of large, strategic customers and allows us to compete in profitable niches. We believe that we are the only specialty products manufacturer in North America that produces all six of the following products: naphthenic lubricating oils, paraffinic lubricating oils, waxes, solvents, white oils and petrolatums. Our ability to produce numerous specialty products allows us to ship products between our facilities for product upgrading in order to meet customer specifications.
•Our Facilities Have a Unique Combination of Flexibility and Scale. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products. For example, our integrated specialty products complex in Northwest Louisiana consists of 27 processing units and 195 million gallons of storage capacity across 400 tanks and has a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost. Our acquisition of Paralogics also added new capabilities into our existing wax business value chain, adding approximately 20 million pounds of annual blending and formulating capabilities. Our facilities also enjoy the value and optionality of integration as many products can be further processed and upgraded at our own facilities.
•We Have Leading, High-Growth Brands. Our Performance Brands segment benefits from well-known high-performance premium brands in consumer, retail and industrial markets. These brands garner a premium and are well positioned for growth. Further, the majority of products in our Specialty Products and Solutions segment are marketed under well-known industrial and consumer-facing brands that are of high value in the market and in many cases were established several decades ago.
•We Have an Experienced Management Team. Our team’s extensive experience within the specialty products, commodities and renewable energy industries provides a strong foundation to build and optimize a diversified, competitively advantaged business that can succeed in various business cycles and environments.
Potential Acquisition and Divestiture Activities
While we evaluate potential acquisitions of strategic and complementary assets that would deepen our competitive advantage, our focus has been and continues to be to de-lever our balance sheet. We continuously evaluate our portfolio to allow an objective assessment of potential divestiture candidates that are non-core to our business and/or worth more to a buyer than to us. The combination of acquisition and divestment activities is intended to maximize our return on invested capital by creating and maintaining a portfolio of core assets that optimize our blend of feedstocks, improve our operating efficiency and cash flows, and leverage our competitive strengths. We also intend to monetize all or a portion of our equity in MRL over time.
As we optimize our asset portfolio, which may include the divestiture of certain non-core assets or all or a portion of our equity in MRL, we intend to redeploy capital into projects to develop assets that are better suited to our core specialty products business strategy and de-leverage our balance sheet.
Going forward, we intend to tailor our approach toward owning businesses with stable cash flows and growing end markets. As a result, we may pursue potential arrangements with third parties to divest certain assets to enable us to further reduce the amount of our required capital commitments and potential capital expenditures. We expect that any potential divestitures of assets will also provide us with cash to reinvest in our business and repay debt.

Partnership Structure and Management
Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of March 3, 2022, we have 78,676,262 common units and 1,605,636 general partner units outstanding. Our general partner owns a 2% general partner interest in our partnership and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”

Our Operating Assets and Contractual Arrangements
General
The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Year Ended December 31,
	2021	2020	% Change
	(In bpd)
Total sales volume (1)	79,281	86,727	(8.6)%
Total feedstock runs (2)	75,818	84,829	(10.6)%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	9,867	10,143	(2.7)%
Solvents	6,833	6,819	0.2%
Waxes	1,335	1,318	1.3%
Fuels, asphalt and other by-products	27,869	35,052	(20.5)%
Total Specialty Products and Solutions	45,904	53,332	(13.9)%
Montana/Renewables:
Gasoline	4,907	5,369	(8.6)%
Diesel	9,711	10,389	(6.5)%
Jet fuel	901	647	39.3%
Asphalt, heavy fuel oils and other	10,379	10,337	0.4%
Total Montana/Renewables	25,898	26,742	(3.2)%

Performance Brands	1,304	1,381	(5.6)%

Total facility production (3)	73,106	81,455	(10.2)%

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

The following table sets forth information about our sales of principal products by segment:

	Year Ended December 31,
	2021		2020
	(In millions)	% of Sales	(In millions)	% of Sales
Specialty Products and Solutions:
Lubricating oils	$658.7	20.9%	$473.5	20.9%
Solvents	303.7	9.7%	236.2	10.4%
Waxes	151.7	4.8%	129.1	5.7%
Fuels, asphalt and other by-products	997.3	31.7%	690.1	30.4%
Total	$2,111.4	67.1%	$1,528.9	67.4%
Montana/Renewables:
Gasoline	$188.3	6.0%	$135.9	6.0%
Diesel	324.9	10.3%	204.1	9.0%
Jet fuel	27.5	0.9%	14.6	0.7%
Asphalt, heavy fuel oils and other	243.0	7.7%	150.6	6.6%
Total	$783.7	24.9%	$505.2	22.3%

Performance Brands	$252.9	8.0%	$234.1	10.3%

Consolidated sales	$3,148.0	100.0%	$2,268.2	100.0%

Please read Note 19 “Segments and Related Information” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional financial information about each of our segments and the geographic areas in which we conduct business.
Northwest Louisiana Integrated Complex
The assets in our Northwest Louisiana integrated complex anchor our Specialty Products and Solutions business segment. The assets in the Northwest Louisiana integrated complex, primarily consist of our Shreveport Refinery, Cotton Valley Refinery and Princeton Refinery, which in total, includes 27 processing units and 195 million gallons of storage capacity across 400 tanks and have a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost.
Shreveport Refinery
The Shreveport refinery (“Shreveport”), located on a 240 acre site in Shreveport, Louisiana, currently has aggregate crude oil throughput capacity of 60,000 bpd and processes paraffinic crude oil and associated feedstocks into fuel products, paraffinic lubricating oils, waxes, asphalt and by-products.
The Shreveport refinery consists of 17 major processing units including hydrotreating, catalytic reforming and dewaxing units and approximately 3.3 million barrels of storage capacity in 130 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Shreveport refinery in 2001, we have expanded the refinery’s capabilities by adding additional processing and blending facilities, adding a second reactor to the high pressure hydrotreater, resuming production of gasoline, diesel and other fuel products and adding both 18,000 bpd of crude oil throughput capacity and the capability to run up to 25,000 bpd of sour crude oil.

The following table sets forth historical information about production at our Shreveport refinery:

	Shreveport Refinery
	Year Ended December 31,
	2021	2020
	(In bpd)
Crude oil throughput capacity	60,000	60,000
Total feedstock runs (1) (2)	29,971	40,028
Total refinery production (2) (3)	31,835	40,084

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
The Shreveport refinery has a flexible operational configuration and operating personnel that facilitates the development of opportunities to enhance profitability. Feedstock and product mix may fluctuate from one period to the next to capture market opportunities.
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
The Shreveport refinery also has direct pipeline access to the Enterprise Products Partners L.P. pipeline (“TEPPCO pipeline”), on which it can ship certain grades of gasoline, diesel and jet fuel. Further, the refinery has direct access to the Red River Terminal facility, which provides the refinery with barge access, via the Red River, to major feedstock and petroleum products logistics networks on the Mississippi River and Gulf Coast inland waterway system. The Shreveport refinery also ships its finished specialty products throughout the U.S. through both truck and railcar service.
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

The following table sets forth historical information about production at our Cotton Valley refinery:

	Cotton Valley Refinery
	Year Ended December 31,
	2021	2020
	(In bpd)
Crude oil throughput capacity	13,600	13,600
Total feedstock runs (1) (2)	8,349	8,737
Total refinery production (2) (3)	4,698	5,672

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
The Cotton Valley refinery has a flexible operational configuration and operating personnel that facilitates the development of opportunities to enhance profitability. Feedstock and product mix may fluctuate from one period to the next to capture market opportunities, which allows us to respond to market changes and customer demands by modifying the refinery’s product mix. The reconfigured fractionation train also allows the refinery to satisfy demand fluctuations efficiently without large finished product inventory requirements.
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
The following table sets forth historical information about production at our Princeton refinery:

	Princeton Refinery
	Year Ended December 31,
	2021	2020
	(In bpd)
Crude oil throughput capacity	10,000	10,000
Total feedstock runs (1)	7,266	6,559
Total refinery production (1) (2)	4,881	4,295

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
The Princeton refinery receives crude oil via tank truck, railcar and the Plains pipeline system. Its crude oil supply primarily originates from east Texas, south Texas and north Louisiana, purchased directly from third-party suppliers under month-to-month evergreen supply contracts and on the spot market. The Princeton refinery ships its finished products throughout the U.S. via truck and railcar service.
Great Falls Specialty Refinery
The Great Falls specialty refinery (“Great Falls”), located on a 65 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 30,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. We are in the process of converting a significant portion of the Great Falls specialty refinery into a renewable diesel production facility, which is expected to be commissioned in the fourth quarter of 2022 (see below). Upon completion of the conversion project, we will continue to own and operate the conventional Great Falls specialty refinery with a reconfigured processing capacity of 14,000 bpd of Canadian crude. The refinery is focused on the production of high-quality specialty asphalt, as well as satisfying local demand for conventional fuels.
The Great Falls specialty refinery consists of 15 major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 1.1 million barrels of storage capacity in 75 tanks and related loading and unloading facilities and utilities.
The following table sets forth historical information about production at the Great Falls specialty refinery:

	Great Falls Specialty Refinery
	Year Ended December 31,
	2021	2020
	(In bpd)
Crude oil throughput capacity	30,000	30,000
Total feedstock runs (1) (2)	25,614	26,204
Total refinery production (2)	25,897	26,742

(1)Total feedstock runs represent the barrels per day of crude oil processed at our Great Falls specialty refinery.
(2)Total refinery production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total refinery production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products and volume loss.
Currently, the Great Falls specialty refinery produces LPG, naphtha, gasoline, diesel, jet fuel and asphalt, which are shipped by railcar and truck service. Finished fuel and asphalt sales are primarily made through spot agreements and short-term contracts.
The Great Falls specialty refinery purchases crude oil from various suppliers and receives crude oil through the Interprovincial Bow River South and Rangeland pipeline systems, providing reliable access to high quality conventional crude oil from western Canada.
In February 2016, we completed an expansion project that increased production capacity at our Great Falls specialty refinery to 30,000 bpd. This project allows us to further capitalize on local access to cost-advantaged Canadian crude oil, while producing additional fuels and refined products for delivery into the regional market while meeting EPA requirements for gasoline and diesel product sulfur limits and reducing air emissions. The scope of this project included the installation of a new crude unit that can process up to 30,000 bpd of crude oil and other feedstocks, a third hydrogen plant and an 18,000 bpd mild hydrocracker.

Great Falls Renewable Diesel Facility
MRL, an unrestricted subsidiary of Calumet, is in the process of converting a significant portion of our Great Falls specialty refinery into a renewable diesel production facility (the “Montana Renewable Diesel Facility”), which is expected to be commissioned in the fourth quarter of 2022. Upon completion of the conversion project, the Montana Renewable Diesel Facility will have aggregate throughput capacity of 15,000 bpd to pretreat and convert a wide variety of organic waste and vegetable oil materials into lower emissions, sustainable alternatives to fossil fuels, including renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/sustainable aviation fuel, and renewable diesel.
As part of the conversion project, we will be constructing an innovative renewable hydrogen unit, which will further lower carbon intensity and maximize renewable diesel production, and a new state of the art feedstock pre-treater, which combined with proximity to temperate oilseed growing regions and low-carbon product markets, is expected to provide our Montana Renewable Diesel Facility significant sourcing and logistics advantages.
Missouri Facility
The Missouri facility (“Missouri”), located on a 22 acre site in Louisiana, Missouri, develops and produces polyol ester synthetic lubricants for use in refrigeration compressors, commercial aviation and polyol ester base stocks. In December 2015, we completed a project to more than double the production capacity of the facility from 35 million pounds to 75 million pounds per year. The facility has approximately 35,000 barrels of storage capacity in 64 tanks and related loading and unloading facilities and utilities. The facility receives its fatty acids and alcohol feedstocks and additives by truck and railcar under supply agreements or spot agreements with various suppliers.
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
Royal Purple
The Royal Purple facility (“Royal Purple”), located on a 20 acre site in Porter, Texas, develops, blends and packages high performance synthetic lubricants and fluid additive products for use in industrial, commercial and automotive applications. The Royal Purple facility’s processing capability includes 10 in-house packaging and production lines. Outsourced packaging services for specific products are also fulfilled. The facility has approximately 30,500 barrels of storage capacity in 91 tanks and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.
Karns City and Dickinson Facilities and Other Processing Agreements
The Karns City facility (“Karns City”), located on a 225 acre site in Karns City, Pennsylvania, has aggregate base oil throughput capacity of 3,000 bpd and produces white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates. The Karns City facility’s processing capability includes hydrotreating, fractionation, acid treating, filtering, blending and packaging. In addition, the facility has approximately 817,000 barrels of storage capacity in 250 tanks and related loading and unloading facilities and utilities.
The Dickinson facility (“Dickinson”), located on a 28 acre site in Dickinson, Texas, has aggregate base oil throughput capacity of 1,300 bpd and produces white mineral oils, compressor lubricants and natural petroleum sulfonates. The Dickinson facility’s processing capability includes acid treating, filtering and blending. The facility has approximately 183,000 barrels of storage capacity in 186 tanks and related loading and unloading facilities and utilities.
These facilities each receive their base oil feedstocks by railcar and truck under supply agreements or spot purchases with various suppliers, the most significant of which is a supply agreement with Phillips 66. Please read “— Our Crude Oil and Feedstock Supply” below for further discussion of the long-term supply agreement with Phillips 66.

The following table sets forth the combined historical information about production at our Karns City, Dickinson and certain other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2021	2020
	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300
Total feedstock runs (2) (3)	4,368	3,230
Total production (3)	4,269	3,221

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
Other Logistics Assets
Terminals are complementary to our refineries and play a key role in moving our products to end-user markets by providing services including distribution and blending to achieve specified products and storage and inventory management. In addition to the Burnham terminal, we own and lease additional facilities, primarily related to distribution of finished products, throughout the U.S.
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
We use approximately 1,900 railcars leased from various lessors. This fleet of railcars enables us to receive and ship crude oil and distribute various specialty products and fuel products throughout the U.S. and Canada to and from each of our facilities.
Our Crude Oil and Feedstock Supply
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana and Canada. Crude oil supplies at our refineries are as follows:

Refinery	Crude Oil Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
Cotton Valley	Local paraffinic crude oil	Tank truck
Great Falls	Canadian Heavy (e.g. Bow River) and Canadian Light Sour	Front Range Pipeline
Princeton	Local and imported naphthenic crude oil	Tank truck, railcar and Plains Pipeline
In 2021, BP Products North America Inc. (“BP”) supplied us with approximately 52.6% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2021, Macquarie Energy Canada LTD. (“Macquarie”) supplied us with approximately 37.6% of our total crude oil supply under a crude oil supply agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.

We have short-term and long-term contracts with our crude oil suppliers. For example, a majority of our crude oil supply contracts with Plains are currently month-to-month and terminable upon 90 days’ notice. Additionally, our crude oil supply agreement with BP was amended and restated in December 2016, and automatically renews for successive one-year terms each March unless terminated by either party upon 90 days’ notice (“BP Purchase Agreement”). This agreement has not been terminated by either party. We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources.
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
Our Products, Markets and Customers
Products
We produce a full line of specialty products, including lubricating oils, solvents, waxes, food grade white oils, pharmaceutical grade petrolatums, and other products, as well as a variety of fuel and fuel related products, including asphalt and heavy fuel oils. We also blend, package and market high performance specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. Our customers purchase specialty products primarily as raw material components for consumer-facing and industrial products. We are in the process of adding renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/sustainable aviation fuel, and renewable diesel, which we expect our customers will purchase to reduce lifecycle carbon emissions.

The following table depicts a representative sample of the diversity of end-use applications for the products we produce:
Representative Sample of End-Use Applications by Product (1)

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Fuels & Fuel Related Products	Renewable Products (coming in 2022)
21%	10%	5%	8%	56%

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
• Food contact grade lubricants
• Charcoal lighter fluids and other solvents
• Engine treatment additives
				• Gasoline • Diesel • Jet fuel • Marine fuel • Ethanol free fuels • Fluid catalytic cracking feedstock • Asphalt vacuum residuals • Mixed butanes • Roofing flux • Paving asphalt • Heavy fuel oils	• Renewable hydrogen • Renewable natural gas • Renewable propane • Renewable naphtha • Renewable kerosene/sustainable aviation fuel • Renewable diesel

(1)Based on the percentage of total sales for the year ended December 31, 2021. Except for the listed fuel products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.
Marketing
Our salespeople regularly visit customers and work in conjunction with our marketing department, the laboratories at our production facilities and our technical services department, to focus on providing additional value to our customers, such as formulation assistance, regulatory insight, and creating specialized blends and packaging that work optimally for our customers.
Markets
Specialty Products. The specialty products market represents a small portion of the overall petroleum refining industry in the U.S. Of the over 125 refineries currently in operation in the U.S., only a small number of the refineries are considered specialty products producers and only a few compete with us in terms of the number of products produced.
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
We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2021, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.
Fuel Products. The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the over 125 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.

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
The Shreveport refinery has the capacity to produce approximately 9,000 bpd of commercial jet fuel that can be marketed to the U.S. Department of Defense, sold as Jet-A locally or sold via the TEPPCO pipeline, or transferred to the Cotton Valley refinery to be processed further as a feedstock to produce solvents.
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
Northwest Market (PADD 4)
Fuel and asphalt products produced at our Great Falls refinery can be sold locally and in Missouri, Oklahoma, Texas, Arizona, North Dakota, South Dakota, Idaho, Oregon, Utah, Wyoming, Washington, Nevada, California and Canada. Seasonally, fuel products from the Great Falls refinery are transported to terminals in Washington and Utah.
Customers
Specialty Products. We have a diverse customer base for our specialty products. In fiscal year 2021, we sold our specialty products to approximately 2,300 customers. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years.
Fuel Products. We have a diverse customer base for our fuel products. In fiscal year 2021, we sold our fuel products to approximately 200 customers. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport refinery to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport refinery to the Midwest region through the TEPPCO pipeline. The majority of our fuel products produced at our Great Falls refinery are sold to local markets in Montana and Idaho as well as in Canada.
During the years ended December 31, 2021 and 2020, we had no customer that represented 10% or greater of consolidated sales.
Competition
Competition in our markets is from a combination of large, integrated petroleum companies and independent refiners. Many of our competitors are substantially larger than us and are engaged on a national or international basis in many segments of the petroleum products business, including exploration and production, refining, transportation and marketing. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We distinguish our competitors according to the products that they produce. Set forth below is a description of our significant competitors according to product category.
Naphthenic Lubricating Oils. Our primary competitors in producing naphthenic lubricating oils include Ergon Refining, Inc., Cross Oil Refining and Marketing, Inc. and San Joaquin Refining Co., Inc.
Paraffinic Lubricating Oils. Our primary competitors in producing paraffinic lubricating oils include Exxon Mobil Corporation, Motiva Enterprises, LLC, Phillips 66, HollyFrontier Corporation and Chevron Corporation.
Paraffin Waxes. Our primary competitors in producing paraffin waxes include Exxon Mobil Corporation, HollyFrontier Corporation, The International Group Inc. and Ergon, Inc..
Solvents. Our primary competitors in producing solvents include CITGO Petroleum Corporation, ExxonMobil Chemical Company and Total S.A.

Polyol ester-Based Specialty Products. Our primary competitors in producing polyol ester-based specialty products include LANXESS, ExxonMobil Corporation, BASF Corporation, Croda International plc, Nyco Products Corporation and Zschimmer & Schwartz, Inc.
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
We conduct crude oil and specialty refining, blending and terminal operations, certain activities of which are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose legal standards and obligations that are applicable to our operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which we may release materials into the environment, requiring mitigation of pollutant discharges from current operations that may include incurring capital expenditures to limit or prevent unauthorized releases from our equipment and facilities, requiring remedial activities to mitigate pollution from former operations, imposing substantial liabilities for pollution resulting from our operations, and requiring the application of specific health and safety criteria addressing worker protection. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctive relief limiting or prohibiting our activities in a particular area.
Moreover, certain of these laws impose joint and several liability and strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been disposed of or released and areas where any such contamination has come to be located. In addition, new environmental and worker safety laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements, increased governmental enforcement or other developments could significantly increase our operational or compliance expenditures, including as discussed below in more detail.
Remediation of subsurface contamination continues at certain of our refinery sites and is being overseen by the appropriate governmental agencies. Based on current investigative and remedial activities, we believe that the cost to control or remediate the soil and groundwater contamination at these refineries will not have a material adverse effect on our financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs of these remedial projects will not become material.
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

We believe the majority of the impacts related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HollyFrontier Corporation (“the Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery.
Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, HollyFrontier Corporation (“Holly”) provided us a notice challenging our position that the Seller is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher. On September 22, 2015, we initiated a lawsuit against Holly and the Sellers. The court ordered that all of the claims be addressed in arbitration. The arbitration panel confirmed that the sellers of the Great Falls refinery retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the sellers received notice within five years after the sale of the refinery, which claims are subject to the requirements otherwise set forth in the asset purchase agreement. Among other things, the panel denied the Company’s demands for reimbursement for costs already incurred by the Company prior to the arbitration but left open the Company’s ability to make future claims. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.
Air Emissions
Our operations are subject to the federal Clean Air Act, as amended (“CAA”), and comparable state and local laws. Amendments made to the CAA in 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the CAA, facilities that emit regulated air pollutants are subject to stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, in recent years, the petroleum refining sector has become subject to stringent federal regulations that impose maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. Our refining and terminal operations that emit regulated air pollutants are also subject to air emissions permitting requirements that incorporate stringent control technology requirements for which we may incur significant capital expenditures. Any renewal of those air emissions permits or a need to modify existing or obtain new air emissions permits has the potential to delay the development of our projects. We can provide no assurance that future compliance with existing or any new laws, regulations or permit requirements will not have a material adverse effect on our business, financial position or results of operations. For example, in 2015, the EPA issued a final rule under the CAA making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. EPA retained the 2015 standards for ground-level ozone after a review completed in 2020. In 2021, EPA announced that it would reconsider this standard, but has not yet taken any steps to do so publicly. Also, in 2015, the EPA published a final rule that amended three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, the monitoring of air concentrations of benzene around the refinery fence line perimeter and submittal of the fence line monitoring data to the EPA on a quarterly basis; upgraded emissions controls for storage tanks, including controls for smaller capacity storage vessels and storage vessels storing materials with lower vapor pressures than previously regulated; enhanced performance requirements for flares including the use of a minimum of three pollution prevention measures, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. These final rules and any other future air emissions rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.
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

In 2014, the EPA published more stringent sulfur standards, referred to as “Tier 3 Standards,” including requiring that motor gasoline will not contain more than 10 ppm of sulfur on an annual average basis by January 1, 2017, except in those instances where refineries received a “small refinery” exemption, in which event the deadline was extended to January 1, 2020. Our Shreveport and Great Falls refineries are fully compliant with the 10 ppm sulfur standard with respect to produced gasoline. In addition, we are required to meet the Mobile Source Air Toxics (“MSAT”) II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities and have completed capital projects at our Shreveport and Great Falls refineries to comply with those fuel quality requirements.
The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels produced by us or purchased from third parties. To the extent that refiners are unable to blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners may purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable transportation fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. It is possible we could find ourselves unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. For more information on the RFS program, our participation in the program and risks associated with the program, see the following risk factor under Part I, Item 1A of this Form 10-K: “The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.”
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
At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations under existing provisions of the federal CAA that, among other things: establish that Prevention of Significant Deterioration (“PSD”) construction permit programs and Title V operating permit programs will include reviews for GHG emissions from certain large stationary sources that are also potential major sources of criteria pollutant emissions; require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources; implement CAA emission new source performance standards (“NSPS”) directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector; and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which calls upon nations to limit their GHG emissions through individually determined reduction goals every five years after 2020.
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

Hazardous Substances and Wastes
The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Such classes of persons include the current and past owners and operators of sites where a hazardous substance was released and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Separately, it is not uncommon for neighboring landowners and other third parties to file claims under relevant state laws for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the course of our operations, we generate wastes or handle substances that may be regulated as hazardous substances, and we could become subject to liability under CERCLA and comparable state laws.
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
Seasonality
The fuel and fuel related products that we manufacture, including asphalt products, are subject to seasonal demand and trends. Asphalt demand is generally lower in the first and fourth quarters of the year, as compared to the second and third quarters, due to the seasonality of the road construction and roofing industries we supply. Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and agricultural activity. In addition, our natural gas costs can be higher during the winter months, as demand for natural gas as a heating fuel increases during the winter. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year due to seasonality related to these and other products that we produce and sell.

Properties
We own and lease the principal properties listed below. The principal properties which we own, as well as others not listed below, are pledged as collateral under our Collateral Trust Agreement as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Master Derivative Contracts and Collateral Trust Agreement.” We believe that all properties are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

Property	Business Segment(s)	Acres	Owned / Leased	Location
Shreveport refinery	Specialty Products and Solutions	240	Owned	Shreveport, Louisiana
Great Falls specialty refinery	Montana/Renewables	65	Owned	Great Falls, Montana
Great Falls renewable diesel facility	Montana/Renewables	21	Owned	Great Falls, Montana
Princeton refinery	Specialty Products and Solutions	208	Owned	Princeton, Louisiana
Cotton Valley refinery	Specialty Products and Solutions	77	Owned	Cotton Valley, Louisiana
Burnham terminal	Specialty Products and Solutions	11	Owned	Burnham, Illinois
Karns City facility	Specialty Products and Solutions	225	Owned	Karns City, Pennsylvania
Dickinson facility	Specialty Products and Solutions	28	Owned	Dickinson, Texas
Missouri facility	Specialty Products and Solutions	22	Owned	Louisiana, Missouri
Calumet Packaging facility	Performance Brands	10	Leased	Shreveport, Louisiana
Royal Purple facility	Performance Brands	20	Owned	Porter, Texas
In addition to the items listed above, we lease or own a number of storage tanks, railcars, warehouses, equipment, land, crude oil loading facilities and precious metals.
Intellectual Property
Our patents relating to our refining operations are not material to us as a whole. Our patents include composition patents that are integral to certain products in the Specialty Products and Solutions segment. We own, have registered or have applied for registration of a variety of tradenames, service marks and trademarks for use in our business. The trademarks, tradenames and design marks under which we conduct our branded business (including Penreco, Orchex, Royal Purple, Bel-Ray and TruFuel) and other trademarks employed in the marketing of our products are integral to our marketing operations. We also license intellectual property rights from third parties. We are not aware of any facts as of the date of this filing which would negatively impact our continuing use of intellectual property or our licensed intellectual property.
Office Facilities
In addition to our principal properties discussed above, as of December 31, 2021, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana. The corporate headquarters lease is for 58,501 square feet of office space. The lease term expires in August 2024. Please read Note 5 “Leases” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our leases.
While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of March 4, 2022, our general partner employed approximately 1,450 people who provide direct support to our operations. Of these employees, approximately 550 are covered by collective bargaining agreements.

Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility/ Refinery	Union	Expiration Date
Cotton Valley	International Union of Operating Engineers	January 15, 2023
Princeton	International Union of Operating Engineers	August 20, 2024
Dickinson	International Union of Operating Engineers	December 12, 2024
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2022
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2022
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	January 31, 2023
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	July 31, 2022
None of the employees at the Calumet Packaging facility, the Royal Purple facility or at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to generally be good, with no history of work stoppages.
Address, Internet Website and Availability of Public Filings
Our principal executive offices are located at 2780 Waterfront Parkway East Drive, Indianapolis, Indiana, 46214 and our telephone number is (317) 328-5660. Our website is located at www.calumetspecialty.com.
Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are located on our website at www.calumetspecialty.com by selecting the “Investor Relations” link, and then selecting the “Financial Reporting” link and then selecting the “SEC Filings” link. We also make available, free of charge on our website, our charters for the Audit and Finance Committee, Compensation Committee, and Conflicts Committee, and our Related Party Transactions Policy and Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our executive officers and directors by posting such information on our website. These documents are located on our website at www.calumetspecialty.com by selecting the “Investor Relations” link, then selecting the “Governance” link, and then selecting “Governance Documents.” All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov.
The above information is available to anyone who requests it and is free of charge either in print from our website or upon request by contacting Investor Relations using the contact information listed above. Information on our website is not incorporated into this Annual Report or our other securities filings and is not a part of them.

Item 1A. Risk Factors
An investment in our common units involves a significant degree of risk. Before you invest in our common units, you should carefully consider the risk factors discussed or referenced below. If any of the risks discussed below were actually to occur, our business, financial position or results of operations could be materially adversely affected.
Risks Related to our Business
Results of Operations and Financial Condition
Our business depends on supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control and which may in turn impact our operational and financial performance, including our ability to execute our business strategies in the expected time frame.
Such macroeconomic factors include:
•Reduction in the demand for, and the marketability of, our specialty products due to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;
•increased volatility in product margins;
•the health of our workforce and their access to our facilities due to a pandemic, epidemic or widespread outbreak of an infectious disease, which could result in a full or partial shutdown of our facilities if a significant portion of the workforce at a facility is impacted;
•the ability or willingness of our suppliers to provide raw materials, equipment, services or supplies for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise impact our ability to deliver refined or finished lubricant products timely or at all;
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
•availability and operability of terminals, tankage and pipelines that store and transport our feedstocks and products;
•the amount of our borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of credit support;
•the impairment of our long-lived assets or goodwill, which could reduce our earnings;
•the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets;
•political tensions, conflicts and war, such as the ongoing conflict in Ukraine; and
•the effects of the COVID-19 pandemic could impact supply, demand, and the availability of employees required to operate our assets.
While it is not possible to predict their extent or duration, the effects of the COVID-19 pandemic could have a negative impact on our business, financial condition, and results of operations.
Our business has exposure to some commodities which are volatile, and a reduction in our margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.
In many cases, specialty products are produced from intermediate that ultimately originate from crude oil. Typically, we enjoy a cost advantage from processing crude oil into intermediates that are used as specialty feedstocks. This process also creates fuels and other by-products, which carry a margin to crude prices. Typically, the total margin of fuels and other by-products to crude oil is a positive, but in extreme demand scenarios, such as those seen during the height of the COVID-19 pandemic, this cost advantage can turn into a short-term disadvantage. When the margin between product sales prices and feedstock costs tightens, our earnings, profitability and cash flows are negatively impacted.
A widely used benchmark to track margins in the fuel products industry is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the gross margin assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. The Gulf Coast 2/1/1 crack spread ranged from a high of $22.43 per barrel to a low of $10.34 per barrel during 2021 and averaged $17.54 per barrel during 2021 compared to an average of $9.40 in 2020.

Our actual fuels product margins may vary from the Gulf Coast crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast crack spread as an indicator of the volatility and general levels of fuels refining margins.
Our specialty product margins are influenced by the price of our feedstocks, many of which are commodities. If feedstock prices increase, our margins would fall unless we are able to pass through these price increases to our customers.
Our hedging activities may not be effective in reducing our exposure to commodity price risk and may reduce our earnings, profitability and cash flows.
From time to time, we utilize derivative financial instruments related to the future price of crude oil, natural gas and refined products to manage expected outcomes involving commodity price risk. We typically do not enter into derivative financial instruments to reduce our exposure to prices of the specialty products we sell as there is no established derivative market for such products.
We limit our derivative transactions to only a portion of the volume of our expected purchase and sales requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion of our expected purchase and sales requirements. Thus, we could be exposed to significant increases in commodity prices, which would increase the cost for a portion of our feedstock purchases.
Our actual future purchase and sales requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, which may result in a substantial diminution of our liquidity. As a result, our hedging activities may not be as effective as we intend in reducing our exposure to price risk. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligations under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.
Decreases in the price of inventory and products may lead to a reduction in the borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of cash collateral for derivative instruments, which could adversely affect our liquidity, financial condition and our ability to make payments on our debt obligations.
We rely on borrowings and letters of credit under our revolving credit facility to purchase feedstocks for our facilities, and to lease certain precious metals for use in our operations. The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. If, under certain circumstances, our available capacity under our revolving credit facility falls below certain threshold amounts, or a default or event of default exists, then our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations under our revolving credit facility. In addition, decreases in the price of crude oil or increases in crack spreads may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our derivative instruments. If, due to our financial condition or other reasons, the borrowing base under our revolving credit facility decreases, we are limited in our ability to issue letters of credit or we are required to post substantial amounts of cash collateral to our hedging counterparties, our liquidity, financial condition and our ability to make payments on our debt obligations could be materially and adversely affected. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information.
We depend on certain third-party pipelines for transportation of feedstocks and products, and if these pipelines become unavailable to us, our revenues and cash available for payment of our debt obligations could decline.
Our Shreveport facility is interconnected to a pipeline that supplies a portion of its crude oil and a pipeline that ships a portion of its refined fuel products to customers, such as pipelines operated by subsidiaries of Enterprise Products Partners L.P. and Plains. Our Great Falls facility receives crude oil through the Front Range pipeline system via the Bow River Pipeline in Canada. Since we do not own or operate any of these pipelines, their continuing operation is not within our control.

The unavailability of any of these third-party pipelines for the transportation of crude oil or our refined fuel products, because of acts of God, accidents, earthquakes or hurricanes, government regulation, terrorism or other third-party events, could lead to disputes or litigation with certain of our suppliers or a decline in our sales, net income and cash available for payments of our debt obligations.
The price volatility of utility services may result in decreases in our earnings, profitability and cash flows.
The volatility in costs of natural gas and other utility services, principally electricity, used by our facilities and other operations affect our net income and cash flows. Natural gas and utility prices are affected by factors outside of our control, such as supply and demand in both local and regional markets. Natural gas prices have historically been volatile.
For example, daily prices for natural gas as reported on the NYMEX ranged between $6.31 and $2.45 per million British thermal unit (“MMBtu”) in 2021, and between $3.35 and $1.48 per MMBtu in 2020. Typically, electricity prices fluctuate with natural gas prices. Future increases in natural gas and utility prices may have a material adverse effect on our results of operations. However, international natural gas prices have been more volatile, and more expensive, than domestic prices, which can provide a competitive advantage to domestic plants. This dynamic means that market product prices may increase more than our utility costs, creating higher margins when natural gas and utility costs increase less than international competitors’ utility prices. Natural gas and utility costs constituted approximately 12.1% and 10.1% of our total operating expenses included in cost of sales for the years ended December 31, 2021 and 2020, respectively. As prices and industry competitive dynamics change, it could adversely affect our profitability and the amount of cash available for payments of our debt obligations.
Our facilities incur operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
Our facilities are subject to certain operating hazards, and our cash flow from those operations could decline if any of our facilities experience a major accident, pipeline rupture or spill, explosion or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operations or shut down. These operating hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage. One or more of these developments may result in significant curtailment or suspension of our related operations.
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
Downtime for maintenance at our refineries and facilities will reduce our revenues and could limit our ability to make payments of our debt obligations.
Our facilities consist of many processing units, a number of which have been in operation for extended periods of time. One or more of the units may require additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues and increase our operating expenses during the period of time that our processing units are not operating and could limit our ability to make payments of our debt obligations.
An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future.

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
Competition in our industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
We compete with a broad range of companies within our industry. Because of some of our competitors’ geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to obtain crude oil in time of shortage and to bear the economic risks inherent in all areas of the refining industry.
In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. The more successful these alternatives become as a result of governmental regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the impact on pricing and demand for our products and our profitability. There are presently significant governmental and consumer pressures to increase the use of alternative fuels in the United States. While in some areas of our business these pressures are helpful, in other areas they can pose a significant risk.
We depend on unionized labor for the operation of many of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business and negatively impact our financial condition and results of operations.
Substantially all of our operating personnel at our Shreveport, Great Falls, Princeton, Cotton Valley, Karns City, Dickinson and Missouri facilities are employed under collective bargaining agreements. If we are unable to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and impact our ability to make payments of our debt obligations. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.
Our method of valuing inventory may result in decreases in net income.
The nature of our business requires us to maintain substantial quantities of inventories. Some of our inventory is commodity based, providing us little control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In a period of decreasing crude oil or refined product prices, our inventory valuation methodology may result in decreases in net income. For example, due to the decrease in crude oil prices in 2020, we recorded an unfavorable LCM inventory adjustment of $24.0 million.
We depend on key personnel for the success of our business and the loss of those persons could adversely affect our business and our ability to make payments of our debt obligations.
The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make payments of our debt obligations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. We do not maintain any key-man life insurance.

We are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, our use of the internet, cloud services and other public networks, as well as having more of our workforce working remotely due to the COVID-19 pandemic, exposes our business and that of other third parties with whom we do business to security incidents and cyber-attacks. Such incidents could lead to unauthorized access to data and systems, intentional or inadvertent releases of confidential information, including personally identifiable information, corruption of data and disruption of critical systems and operations. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, ransomware attacks, phishing attacks, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. During 2021, we experienced a minor security incident at one of our operating locations, which was effectively contained. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability or regulatory fines, penalties or intervention, disrupt our business or otherwise affect our results of operations, which could materially and adversely affect our business, results of operations or financial condition. In addition, as cyber-attacks continue to evolve in magnitude and sophistication, and our reliance on digital technologies continues to grow, we have expended and expect to continue to expend additional resources in order to continue to enhance our cybersecurity measures and to investigate and remediate any digital systems, related infrastructure, technologies and network security vulnerabilities.
We previously identified a material weakness in our internal control over financial reporting and if we fail to maintain an effective system of internal control, we may not be able to accurately and timely report our financial results.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As previously disclosed, we identified a material weakness in internal control over financial reporting that pertains to the untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts.
We completed remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2021. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.
Customers and Suppliers
Our arrangement with Macquarie exposes us to Macquarie-related credit and performance risk as well as potential refinancing risks.
In March 2017, we entered into several agreements with Macquarie Energy North America Trading Inc. (“Macquarie”) to support the operations of the Great Falls facility (the “Great Falls Supply and Offtake Agreements”). In June 2017, we entered into similar agreements with Macquarie to support the operations of the Shreveport facility (the “Shreveport Supply and Offtake Agreements”, and together with the Great Falls Supply and Offtake Agreements, the “Supply and Offtake Agreements”). Pursuant to the Supply and Offtake Agreement, Macquarie has agreed to intermediate crude oil supplies and refined product inventories at our Great Falls and Shreveport facilities. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories.

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
We had approximately $1.4 billion of outstanding indebtedness as of December 31, 2021, and availability for borrowings of approximately $296.0 million under our senior secured revolving credit facility. Following the amendment to our senior secured revolving credit facility on January 20, 2022, we have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $500.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $35.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations. In addition, our level of indebtedness could have important consequences to us, including the following:
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
•pay distributions on or redeem or repurchase our units or redeem or repurchase any subordinated debt and, in the case of the 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”), our unsecured notes;

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
Our revolving credit facility also contains a springing financial covenant which provides that, if availability under the revolving credit facility falls below the sum of the amount of FILO loans outstanding plus the greater of (i) 10.0% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0.
Our existing indebtedness imposes, and any future indebtedness may impose, a number of covenants on us regarding collateral maintenance and insurance maintenance. As a result of these covenants and restrictions, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
Our ability to comply with the covenants and restrictions in our revolving credit facility, the MRL Credit Facility, our secured hedge agreements and the indentures governing our senior notes may be affected by events beyond our control.
If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, our secured hedge agreements, the indentures governing our senior notes or any future indebtedness could result in an event of default under our revolving credit facility, the MRL Credit Facility, our secured hedge agreements, the indentures governing our senior notes or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Among other things, in the event of any default on our indebtedness, our debt holders and lenders:
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
•may prevent us from making debt service payments under our other agreements, any of which could result in an event of default under our notes; or
•in the event of a default by Calumet or its restricted subsidiaries, could foreclose on the collateral pledged pursuant to the terms of the revolving credit facility or the indenture and security documents governing the 2024 Secured Notes, respectively, or in the event of a default by Montana Renewables Holdings or MRL, could foreclose on substantially all of the assets of MRL and the equity in MRL held by Montana Renewables Holdings LLC (“Montana Renewables Holdings”).

If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facilities or it may not be on terms that are acceptable to us. In addition, our obligations under our revolving credit facility are secured by a first priority lien on our accounts receivable, inventory and substantially all of our cash; the obligations under the MRL Credit Facility are secured by substantially all of the assets of MRL and a pledge of 100% of the equity interests in MRL held by Montana Renewables Holdings; our obligations under our secured hedge agreements and the BP Purchase Agreement are secured by a lien on certain of our real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements); and the 2024 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements, and if we are unable to repay our indebtedness under the revolving credit facility, the MRL Credit Facility, the 2024 Secured Notes or satisfy the payment obligations under our secured hedge agreements or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility and under the MRL Credit Facility, the counterparties to such agreements, and the holders of the 2024 Secured Notes could seek to foreclose on these assets. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities,” “— Short-Term Liquidity,” “— Long-Term Financing” and “— Master Derivative Contracts and Collateral Trust Agreement” for additional information regarding our long-term debt.
An increase in interest rates will cause our debt service obligations to increase.
Prior to the amendment of our revolving credit facility on January 20, 2022 (the “Third Amendment”), borrowings under our revolving credit facility bear interest at a rate equal to prime plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at our option. In light of announcements by the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, that it intends to stop persuading or requiring banks to submit rates for the calculation of LIBOR after 2021, the Third Amendment provided for the replacement of the LIBOR borrowing option with a daily Secured Overnight Financing Rate (“SOFR”) borrowing option. As of December 31, 2021, we had no outstanding borrowings under our revolving credit facility and $32.7 million in standby letters of credit were issued under our revolving credit facility. The interest rate is subject to adjustment based on fluctuations in daily SOFR or the prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
A change of control could result in us facing substantial repayment obligations under our revolving credit facility, the MRL Credit Facility, our senior notes, our secured hedge agreements and our Supply and Offtake Agreements.
There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement, the MRL Credit Facility, the indentures governing our senior notes, our Collateral Trust Agreement or our Supply and Offtake Agreements. Certain events relating to a change of control of our general partner, our partnership and our operating subsidiaries would constitute an event of default under our revolving credit facility, our Collateral Trust Agreement and our Supply and Offtake Agreements. In addition, an event of default under our revolving credit facility would likely constitute an event of default under the indentures governing our senior notes, our master derivatives contracts and the BP Purchase Agreement. As a result, upon a change of control event, we may be required to immediately repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility, the senior notes and Supply and Offtake Agreements and the outstanding payment obligations under our master derivatives contracts and the BP Purchase Agreement. In addition, if a change of control event occurs under the MRL Credit Facility, MRL may be required to immediately repay the outstanding principal, any accrued interest on and any other amounts owed by MRL under the MRL Credit Facility. The source of funds for these repayments would be our available cash or cash generated from other sources and there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness and other payment obligations in full.
In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; the obligations under the MRL Credit Facility are secured by substantially all of the assets of MRL and a pledge of 100% of the equity interests in MRL held by Montana Renewables Holdings; our 2024 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivatives contracts and the BP Purchase Agreement are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements). If we are unable to repay our indebtedness under the revolving credit facility, the 2024 Secured Notes, or satisfy the payment obligations under our master derivative contracts or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the holders of our 2024 Secured Notes, the derivative counterparties under our master derivative contracts and BP, respectively, would have the right to foreclose on those assets, which would have a material adverse effect on us. Additionally, if we are unable to repay our indebtedness under the MRL Credit Facility, Oaktree would have the right to foreclose on substantially all of the assets of MRL and 100% of the equity interests in MRL held by Montana Renewables Holdings.
Capital Projects and Future Growth
We make capital expenditures in our facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, results of operations or cash flows could be adversely affected.
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments on our debt obligations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
•denial or delay in obtaining regulatory approvals and/or permits;
•changes in government regulations, including environmental and safety regulations;
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
Any one or more of these occurrences noted above could have a significant impact on our business or subject us to significant cost overruns. If we were unable to make up the delays or to recover the related costs, or if market conditions change, we may not realize the anticipated benefits of our capital projects and it could materially and adversely affect our financial position, results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.
From time to time, we may seek to divest portions of our business, which could materially affect our results of operations and result in disruption to other parts of the business.
We may dispose of portions of our current business or assets, based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. We expect that any potential divestitures of assets will also provide us with cash to reinvest in our business and repay indebtedness. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. In addition, any such divestitures may not yield the targeted improvements in our business. Any of the foregoing could adversely affect our financial condition and results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.
Environmental and Regulatory Matters
We may incur significant environmental remediation costs and liabilities in the operation of our refineries, facilities, terminals and related facilities.
The operation of our refineries, blending and packaging sites, terminals, and related facilities subject us to the risk of incurring significant environmental remediation costs and liabilities due to our handling of petroleum hydrocarbons and wastes or hazardous substances or wastes, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We could incur significant remedial costs in the cleanup of any petroleum hydrocarbons or wastes or hazardous substances or wastes that may have been released on, under or from the properties owned or operated by us. We believe we have adequately reserved for these possibilities.

Some environmental laws may impose joint and several, strict liability for releases of petroleum hydrocarbons and wastes or hazardous substances or wastes, which means in some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes or hazardous substances or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition and results of operations or cash flows and, as result, our ability to make payments of our debt obligations.
We are subject to operational compliance with stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our refining, blending and packaging site, terminal and related facility operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose legal requirements that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to limit or prevent releases of pollutants from our facilities, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and to provide this information to required parties, and the incurrence of significant costs and liabilities for pollution resulting from our operations or from those of prior owners or operators of our facilities. Numerous federal and state governmental authorities, such as the U.S. EPA, OSHA and the Louisiana Department of Environmental Quality (“LDEQ”), have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring challenging and costly actions. From time to time, we receive notices of violation, other enforcement proceedings and regulatory inquiries from governmental agencies alleging non-compliance with applicable environmental and occupational health and safety laws and regulations. Failure to comply with such laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of remedial or corrective action obligations or the incurrence of capital expenditures, the occurrence of delays or cancellations in the permitting, development or expansion of projects, litigation, and the issuance of injunctions limiting or preventing some or all of our operations.
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
The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.
The EPA has issued RFS mandates, requiring refiners to blend renewable fuels into the transportation fuels they produce and sell in the United States. We, and other refiners subject to RFS requirements, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels into our production. To the extent that refiners cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners may purchase renewable credits, referred to as RINs, which are created by blending done by others to maintain compliance.
Under the RFS provisions of the Clean Air Act, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Each year the EPA sets or adjusts volume mandates for the percentage of cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel volume to be blended into all gasoline and diesel produced or imported during the applicable year. Most recently, the EPA has established final volume mandates for RFS program year 2020 under final rules published in February 2020. In December 2021, EPA issued a proposal to set volume mandates for program years 2021 and 2022 and to reduce the previously finalized volume mandates for program year 2020.

Our Shreveport and Great Falls refineries are normally subject to compliance with the RFS mandates. However, the EPA granted certain of our refineries the small refinery exemption (“SRE”) under the RFS in past years including, most recently, for the 2018 program year. Exempted refineries were not subject to the requirements of RFS as an “obligated party” for transportation fuels produced at these “small” refineries for those calendar years. We have submitted SRE petitions for our Shreveport and Great Falls refineries for program years 2019 and 2020; however, EPA has not yet responded to these petitions (or to other petitions for compliance years 2019, 2020 and 2021 submitted by other small refineries). The EPA has announced a proposal to deny all currently pending petitions from small refineries seeking SREs, including for program years 2019 and 2020, based on an across-the-board determination that no refinery suffers disproportionate economic hardship from the RFS program. EPA has not yet taken final action on this proposal. The failure to obtain SREs for certain of our refineries could result in the need to purchase RINs to satisfy our obligations under the RFS and it is not possible at this time to predict with certainty what those costs may be. The public comment period on EPA’s proposed denial extends through early February 2022. If EPA finalizes its proposed denial of all SRE petitions following this public comment period, we expect that such decisions will be challenged in litigation by various stakeholders through and beyond 2022. Our involvement in such litigation may strain our resources, increase our costs and distract management, even if we are successful at certain stages. As long as the final outcome of our SRE petitions remains uncertain, we expect to carry a RINs liability on our balance sheet and any changes to such liability will be recognized as a charge or credit to net income. As a result of such charges, investors may have a negative outlook on our financial position regardless of the actual impact these charges have on our business. In addition, on January 27, 2022, EPA extended the compliance reporting deadlines and attestation engagement reporting deadlines for program years 2019, 2020 and 2021, calculated based on the future effective dates of other EPA RFS rulemakings. Nonetheless, we may in the future become subject to civil penalties if we are not in compliance with the RFS by such extended compliance deadlines.
While we received a SRE for certain of our refineries in past years, there is no assurance that such an exemption will be obtained for any of our refineries in future years, which would result in the need for more RINs for the applicable calendar year. Our annual RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 65 million RINs spread across four compliance categories (D3, D4, D5 and D6).
The EPA’s implementation of the RFS program has been subject to numerous court challenges in recent years, including with respect to selection of the final volume mandates, movement of the point of compliance, and the granting and denial of certain SREs. In January 2020, the U.S. Court of Appeals for the 10th Circuit vacated EPA orders granting the SRE to three refineries that petitioned for the exemption in 2016, holding that those three refineries were not eligible to receive the exemptions because they had failed to receive continuous exemptions in prior years, and that EPA erred in its consideration of the refineries’ disproportionate economic hardship. The court remanded the matter to the EPA for further proceedings and denied a rehearing in April 2020. The refineries filed a petition for a writ of certiorari which was accepted by the U.S. Supreme Court on the eligibility question only. In June 2021, the Supreme Court reversed the 10th Circuit’s decision on the eligibility question and held that the Act authorizes EPA to exempt a small refinery from compliance even if the refinery had not received an exemption each year since the program commenced.
In separate litigation, the D.C. Circuit Court of Appeals granted a request by the EPA to remand without vacatur its August 2019 decision to grant 31 SREs for program year 2018 for reconsideration and ordered the EPA to take a new action as to those SREs no later than April 7, 2022.
We cannot predict the outcome of these matters or whether they may result in increased RFS program compliance costs. Moreover, the price of RINs remains subject to extreme volatility, with the potential for significant increases in price driven by political decisions rather than fundamentals. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting the original RFS program mandates. Our refineries produce a higher ratio of diesel than national averages, and since ethanol cannot be blended into diesel we therefore have a more difficult “compliance pathway” than average.
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

Our and our customers’ operations are subject to risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations and potentially the operations of our customers are subject to a series of regulatory, political, physical, litigation and financial risks associated with the production and processing of fossil fuels and emissions of GHGs. Please see Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for more discussion on the threat of climate change and restriction of GHG emissions.
The adoption and implementation of any international, federal, regional or state executive actions, legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions or put a price on GHG emissions could result in increased compliance costs or reduced demand for some of our services and products. Further, increasing concentrations of GHGs in the Earth’s atmosphere may produce climatic changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations or the operations of our suppliers and customers. Increasing attention to the risks of climate change has also resulted in an increased possibility of lawsuits or investigations brought by public and private entities against companies in the oil and natural gas sector in connection with their greenhouse gas emissions. While we do not produce oil or natural gas, if we were to be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contributions to the asserted damage, or to mitigating factors.
There are also increasing financial risks if stockholders and bondholders concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years pressuring such lenders to not to provide funding for oil and natural gas producers. While we do not produce oil or natural gas, such developments could affect our cost and access to capital. Similarly, political, physical, financial and litigation risks may result in certain companies engaged in the oil and natural gas production business restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services.
The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal and tidal), as well as any regulatory or other incentives to conserve energy, could reduce demand for hydrocarbons and therefore for our products, which could lead to a reduction in our revenues and cash flow available for payments on our debt obligations.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various occupational, environmental and other laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or the health or safety of workers. New policy objectives and regulatory initiatives pursued under the Biden Administration as well as changes in leadership or priorities at the state level may result in more stringent conditions with respect to the acquisition of these authorizations and permits. Additionally, a violation of an authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. Any or all of these matters could have a negative effect on our business, results of operations and cash flow available for payments on our debt obligations.

Subsidiaries
We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets and our ability to resume distributions to our unitholders and make payments of our debt obligations depends on the performance of our subsidiaries and their ability to distribute funds to us.
We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to make payments of debt obligations depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us is restricted by our revolving credit facility and the indentures governing our senior notes and may be restricted by, among other things, applicable state laws and other laws and regulations. If we are unable to obtain the funds necessary to distribute cash to our unitholders or make payments of debt obligations, we may be required to adopt one or more alternatives, such as a refinancing our indebtedness or incurring borrowings under our revolving credit facility. We cannot assure unitholders that we would be able to refinance our indebtedness or that the terms on which we could refinance our indebtedness would be favorable.
Risks Related to Our Partnership Structure
Cash Distributions to Unitholders
We may not have sufficient cash from operations, following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to resume paying distributions to our unitholders or restore distributions to previous levels.
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
•overall demand for specialty products;
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
General Partner, The Heritage Group and Partnership Agreement
At March 3, 2022, the family of our chairman, The Heritage Group and certain of their affiliates own an approximate 20.7% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
At March 3, 2022, the family of our chairman, The Heritage Group and certain of their affiliates own an approximate 20.7% limited partner interest in us. In addition, The Heritage Group and the family of our chairman control our general partner.
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At March 3, 2022, the owners of our general partner and certain of their affiliates own approximately 20.7% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
We do not have our own officers and employees and rely solely on the officers and employees of our general partner and its affiliates to manage our business and affairs. We can provide no assurance that our general partner will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If our general partner fails to provide us with adequate personnel, our operations could be adversely impacted and our cash available for payments of our debt obligations could be reduced.
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
Cost reimbursements due to our general partner and its affiliates will reduce cash available for payments of our debt obligations.
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf. Any such reimbursement will be determined by our general partner and will reduce the cash available for payments of our debt obligations. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us. Please read Part III, Item 13 “Certain Relationships and Related Transactions and Director Independence.”
Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At March 3, 2022, our general partner and its affiliates own approximately 20.7% of our common units.

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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as not being subject to a material amount of entity-level taxation by individual states or local entities. If the IRS were to treat us as a corporation or we became subject to a material amount of entity-level taxation for state or local tax purposes, our cash available to make payments of our debt obligations could be substantially reduced.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. We requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from refining, blending, processing, packaging, marketing and distribution of lubricants will constitute “qualifying income” within the meaning of Section 7704 of the Code. Based upon our current operations and private letter rulings we have received with respect to certain aspects of our business, we believe we satisfy the qualifying income requirement. However, no ruling has been requested regarding our treatment as a partnership for U.S. Federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Because a tax would be imposed upon us as a corporation, our cash available for payment of our other debt obligations could be substantially reduced.
From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships including the elimination of partnership tax treatment for certain publicly traded partnerships. The enactment of such a law or the modification or interpretation of an existing law could subject us to taxation as a corporation or otherwise subjects us to a material amount of entity-level taxation for federal, state or local income tax purposes. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. For example, we are required to pay the Texas Margin Tax each year at a maximum effective rate of 0.75% for our “margin,” as defined in the law, apportioned to Texas in the prior year. Imposition of these or similar types of federal and state taxes on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for payment of principal and interest on our senior notes and our other debt obligations.

Our tax treatment or the tax treatment of our unitholders could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. From time to time the U.S. government considers substantive changes to the existing federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any such additional legislation or any other tax-related proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could materially adversely impact a unitholder’s investment in our common units.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders or to make payments of our debt obligations.
We have not requested a ruling from the IRS, and the IRS has not otherwise made any determination, regarding our status as a partnership for federal income tax purposes The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the positions we take, and a court may not ultimately agree with some or all of our positions. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders as the costs will reduce our cash available for distribution and for payments of our debt obligations.
The IRS may challenge aspects of our proration method, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of our common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Our unitholders may be required to pay taxes on their share of our income even if they do not receive any distributions from us.
Our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no distributions from us. Our unitholders may not receive distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
We may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, our unitholders may be allocated taxable income and gain resulting from the sale. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences of potential transactions that may result in income and gain to unitholders.

Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to our unitholders if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of nonrecourse liabilities, if our unitholders sell their common units, they may incur a tax liability in excess of the amount of cash received from the sale.
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
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale of our units will generally be considered “effectively connected income.” As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Upon the sale, exchange or other disposition of a common unit by a foreign person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have recently issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to foreign persons may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of, or distributions on, our common units occurring before January 1, 2023.
Our unitholders may be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.
In addition to federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders may be required to file tax returns and pay taxes in some or all of these various jurisdictions or be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in 32 states, most of which impose a personal income tax.

If the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders or to make payments of our debt obligations might be substantially reduced.
If the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be made, or applicable, in all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the economic burden resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders and for payments of our debt obligations might be substantially reduced.
A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from lending their common units.
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for a description of our current regulatory matters related to the environment, health and safety. Additionally, the information provided under Note 7 - “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common units are quoted and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CLMT.” As of March 3, 2022, there were approximately 23 unitholders of record of our common units. As of March 3, 2022, there were 78,676,262 common units outstanding. The last reported sale price of our common units by Nasdaq on March 3, 2022, was $15.53.
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
Cash Distribution Policy. We distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 in aggregate per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, since April 2016, we have not paid, and there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Please read “— Distribution Suspension.” Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our debt instruments, including our Credit Agreement and the indentures governing our 2024 Secured Notes, 11.00% Senior Notes due 2025 (the “2025 Notes”), and 8.125% Senior Notes due 2027 (the “2027 Notes”). Please read Note 9 - “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the restrictions in our debt instruments that restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. This general partner interest is represented by 1,605,636 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned no incentive distribution rights for the years ended December 31, 2021 and 2020.

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
Distribution Suspension
In April 2016 and effective beginning the first quarter 2016, the board of directors of our general partner suspended payment of our quarterly cash distribution. The board of directors of our general partner will continue to evaluate our ability to reinstate the distribution and we currently are not permitted to resume cash distributions pursuant to the terms of the indentures governing our senior notes.
Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this Item 5 is incorporated by reference from Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” of this Annual Report.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2021 and 2020. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes included elsewhere in this Annual Report.
Overview
We manufacture, formulate and market a diversified slate of specialty products to customers across a broad range of consumer-facing and industrial markets. We also own what we believe will be one of North America’s leading renewable diesel manufacturing facilities, which is expected to be commissioned in the fourth quarter of 2022. We are headquartered in Indianapolis, Indiana and operate twelve facilities through North America.
During 2021, we reorganized our business segments as a result of a change in how the chief operating decision maker (“CODM”) allocates resources, makes operating decisions and assesses the performance of the business. As a result, as of January 1, 2021, our operations are managed by the CODM using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. Segment information presented herein reflects the impact of this reorganization for all periods presented. For additional information, see Note 19 - “Segments and Related Information” under Part II, Item 8 “Financial Statements and Supplementary Data.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two businesses - renewable diesel and specialty asphalt. When our Great Falls renewable diesel facility is operational, we will process a variety of geographically advantaged renewable feedstocks into renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/aviation fuel, and renewable diesel that we expect to distribute into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we continue to process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.
2021 Update
Outlook and Trends
The world continues to navigate the COVID-19 pandemic. Global economic conditions have improved compared to the outset of the pandemic, driven by increases in vaccination rates in the U.S. and across the world, which has resulted in increased demand and higher prices for many industrial and consumer goods products, as well as energy prices. Despite this, most industries have continued to see supply chain disruptions during the fourth quarter of 2021, and while this global dynamic is receiving elevated attention in all areas, it’s difficult to predict when all challenges will be fully resolved. These challenges have impacted Calumet’s businesses in various ways. Currently, our businesses continue to see strong, growing demand for products across our segments. Our Performance Brands segment has been most impacted by the global supply chain disruption. As we navigate this environment in a time of rapidly growing demand, our order backlog has grown. Our Specialty Products and Solutions segment is experiencing record specialty unit margins and fuels margins have increased for the fourth straight quarter as the industry reacts to a global economic recovery and a shortage of hydrocarbon products in certain markets. These fundamentals allowed for healthy unit margins in the fourth quarter of 2021 compared to the fourth quarter of 2020, despite a significantly higher price environment during this quarter. The following factors have impacted our results of operations during 2021 or may impact our results of operations in the future:
•We continue to see an increase in demand for our products as the domestic and global economies recover from the COVID-19 pandemic. We continue to monitor the impact of COVID-19 variants, any increase in cases and/or the reinstatement of lockdowns and other restrictions, each of which could negatively impact the recovery from the COVID-19 pandemic.
•Supply chains are improving, but we expect disruption to remain, which is expected to continue to provide challenges to the availability and pricing of feedstocks, additives, packaging materials and transportation.
•We continue to focus on improving operations. Our total feedstock runs were 75,818 barrels per day (“bpd”) in 2021 compared to 84,829 bpd in 2020. This decrease is primarily attributed to lower production volumes at our Shreveport facility as a result of major turnaround activity and damages caused by Winter Storm Uri.

•Our Specialty Products and Solutions margins have remained strong but certain of our end markets are susceptible to changes in Gross Domestic Product. As markets and results improve, we expect to make small investments in this segment that we believe are low-risk, high-return investments.
•It is not possible to predict what future Renewable Identification Numbers (“RINs”) costs may be given prices are directly tied to unpredictable government actions, but RINs continue to have the potential to remain a significant non-cash expense in our results of operations. The approximate 40% increase in the 2021 period-end market price of RINs in comparison to the 2020 period-end market price of RINs unfavorably affected our financial results. Please read Item 7 “Management’s Discussion and Analysis - Renewable Fuel Standard Update” below for additional information.
•We continue to evaluate opportunities to improve our capital structure and better focus on the advancement of our core business through asset divestitures. Also, we may pursue acquisitions of assets that management believes will be financially accretive and consistent with our strategic goals.
We developed and executed a plan to manage health and safety risks and business continuity to help protect our workforce and business during the COVID-19 pandemic. Comprehensive guidelines and requirements for the return to work of personnel to their locations have been implemented and these will continue to be monitored as we manage COVID-19. To reinforce cost control and preserve cash, we expect to continue to diligently manage operating and capital costs. As markets continue to improve, high-return low risk projects may be added opportunistically. Furthermore, the Company’s conversion of our Great Falls, MT asset into a leading Renewable Diesel facility is on track.
Contingencies
For a summary of litigation and other contingencies, please read Note 7 — “Commitments and Contingencies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.
Financial Results
We reported a net loss of $260.1 million in 2021, versus a net loss of $149.0 million in 2020. We reported Adjusted EBITDA (as defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures”) of $110.3 million in 2021, versus $217.3 million in 2020. We used cash from operating activities of $44.0 million in 2021 versus generating cash from operating activities of $62.8 million in 2020, driven by a larger net loss and increases in the cash required for working capital and turnaround costs.
Please read Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Specialty Products and Solutions segment Adjusted EBITDA was $104.6 million in 2021 compared to $151.0 million in the prior year. Compared to the prior year, Specialty Products and Solutions 2021 segment Adjusted EBITDA was favorably impacted by an increase in specialty products net unit margins as a result of higher specialty product pricing and continued fuels market recovery, the impact of which was more than offset by lower production volumes stemming largely from a planned full plant turnaround at our Shreveport facility in the first quarter of 2021 and impacts from Winter Storm Uri, $30.1 million in realized gains on derivative instruments in the prior year comparative period that did not recur in 2021 and higher non-cash RINs incurrence expense.
Montana/Renewables segment Adjusted EBITDA was $44.4 million in 2021 compared to $71.4 million in 2020. Compared to the prior year, Montana/Renewables 2021 segment Adjusted EBITDA was unfavorably impacted by lower production volumes due to planned maintenance, some of which was pulled forward to de-risk the Renewable Diesel project, $19.5 million in realized gains on derivative instruments in the prior year comparative period that did not recur in 2021 and higher non-cash RINs incurrence expense. These impacts were partially offset by the favorable impacts of an increase in net unit margins as a result of a wider WCS-WTI crude spread and improved crack spreads for transportation fuels.

Performance Brands segment Adjusted EBITDA was $33.8 million in 2021 compared to $61.1 million in 2020. Compared to the prior year, Performance Brands segment Adjusted EBITDA was unfavorably impacted by an $11.3 million decrease in gross profit due to the natural lag in passing increasing costs through to customers in these branded and consumer markets, increased operating costs due to supply chain related production inefficiencies, and high costs associated with replacing grease and additive supply that was unavailable due to force majeure. Supply chain difficulties, including packaging availability, difficult logistics markets, and additive and grease supply shortages continue to challenge our ability to keep pace with strong demand. Despite these difficulties, we have seen favorable improvements in pricing and demand for our TruFuel, Royal Purple, and Bel-Ray brands. Unfortunately, much of the demand currently sits in our backorder queue pending our industry’s supply chains returning to normal.
Corporate segment Adjusted EBITDA was negative $72.5 million in 2021 versus negative $66.2 million in 2020 primarily due to higher labor and benefit expenses. This falls in line with previously announced guidance of $70.0 million to $80.0 million of annual labor and benefits expenses.
Liquidity Update
As of December 31, 2021, we had total liquidity of $334.1 million comprised of $38.1 million of unrestricted cash and $296.0 million of availability under our revolving credit facility. As of December 31, 2021, our revolving credit facility had a $328.7 million borrowing base, $32.7 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 7 “Management’s Discussion and Analysis - Liquidity and Capital Resources” and Part I, Item 1A. “Risk Factors” for additional information.
Renewable Fuel Standard Update
Along with the broader refining industry, we remain subject to compliance costs under the RFS unless or until we receive a small refinery exemption from the EPA, which we have historically received. Under the regulation of the EPA, the RFS provides annual requirements for the total volume of renewable transportation fuels that are mandated to be blended into finished transportation fuels. If a refiner does not meet its required annual Renewable Volume Obligation, the refiner can purchase blending credits in the open market, referred to as RINs.
For the year ended December 31, 2021, our non-cash RINs expense was $116.0 million, as compared to a non-cash RINs expense for the year ended December 31, 2020 of $110.8 million. Our annual gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 65 million RINs spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations exclude our own renewables blending as well as the potential for receiving any subsequent small refinery exemptions.
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
See Note 7 - “Commitments and Contingencies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information on the Company’s RINs obligation.
Unrestricted Subsidiaries
See Note 20 - “Unrestricted Subsidiaries” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information regarding certain financial information of our unrestricted subsidiaries.
Key Performance Measures
Our sales and results of operations are principally affected by demand for specialty products, fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.

Our primary raw materials are crude oil and other specialty feedstocks, and our primary outputs are specialty consumer facing and industrial products, specialty branded products, and fuel products. The prices of crude oil, specialty products and fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Note 10 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:
•sales volumes;
•segment gross profit;
•segment Adjusted gross profit;
•segment Adjusted EBITDA; and
•selling, general and administrative expenses.
Sales volumes. We view the volumes of Specialty Products and Solutions products, Montana/Renewables products and Performance Brands products sold as an important measure of our ability to effectively utilize our operating assets. Our ability to meet the demands of our customers is driven by the volumes of feedstocks that we run at our facilities. Higher volumes typically improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.
Segment gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products’ gross profit are important measures of profitability of our segments. We define gross profit as sales less the cost of crude oil and other feedstocks, LCM/LIFO adjustments, and other production-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, transportation, RINs, depreciation and amortization and processing materials. We use gross profit as an indicator of our ability to manage margins in our business over the long-term. The increase or decrease in selling prices typically lags behind the rising or falling costs, respectively, of feedstocks throughout our business. Other than plant fuel, RINs mark-to-market adjustments, and LCM/LIFO adjustments, production related expenses generally remain stable across broad ranges but can fluctuate depending on maintenance activities performed during a specific period.
Segment Adjusted gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products’ segment Adjusted gross profit measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze the profitability of the core cash operations of our segments. We define segment Adjusted gross profit as segment gross profit excluding the impact of (a) LCM inventory adjustments; (b) the impact of liquidation of inventory layers calculated using the LIFO method; (c) RINs mark-to-market adjustments; and (d) depreciation and amortization.
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

	Year Ended December 31,
	2021	2020
	(In bpd)
Total sales volume (1)	79,281	86,727
Total feedstock runs (2)	75,818	84,829
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	9,867	10,143
Solvents	6,833	6,819
Waxes	1,335	1,318
Fuels, asphalt and other by-products	27,869	35,052
Total Specialty Products and Solutions	45,904	53,332
Montana/Renewables:
Gasoline	4,907	5,369
Diesel	9,711	10,389
Jet fuel	901	647
Asphalt, heavy fuel oils and other	10,379	10,337
Total Montana/Renewables	25,898	26,742

Performance Brands	1,304	1,381

Total facility production (3)	73,106	81,455

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

The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

	Year Ended December 31,
	2021	2020
	(In millions)
Sales	$3,148.0	$2,268.2
Cost of sales	3,005.1	2,169.1
Gross profit	142.9	99.1
Operating costs and expenses:
Selling	52.8	47.8
General and administrative	151.1	91.1
Taxes other than income taxes	12.5	9.8
Loss on impairment and disposal of assets	4.1	6.8
Gain on sale of business, net	(0.2)	(1.0)
Other operating expense	8.2	16.5
Operating loss	(85.6)	(71.9)
Other income (expense):
Interest expense	(149.5)	(125.9)
Gain (loss) on derivative instruments	(23.3)	52.4
Other expense	(0.2)	(2.5)
Total other expense	(173.0)	(76.0)
Net loss before income taxes	(258.6)	(147.9)
Income tax expense	1.5	1.1
Net loss	$(260.1)	$(149.0)
EBITDA	$(1.4)	$83.1
Adjusted EBITDA	$110.3	$217.3
Distributable Cash Flow	$(120.1)	$41.1

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
During the first quarter of 2021, the CODM changed the definition and calculation of Adjusted EBITDA, which we use for evaluating performance, allocating resources and managing the business. The revised definition and calculation of Adjusted EBITDA now excludes RINs mark-to-market adjustments (see item (j) below), which were previously included. We believe this revised definition and calculation better reflects the performance of our Company’s business segments including cash flows and core operating activities. Adjusted EBITDA has been revised for all periods presented to reflect this change.
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
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.
The definition of Adjusted EBITDA presented in this Annual Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our senior notes. We are required to report Consolidated Cash Flow to the holders of our senior notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read “Liquidity and Capital Resources — Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.

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

	Year Ended December 31,
	2021	2020
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(260.1)	$(149.0)
Add:
Interest expense	149.5	125.9
Depreciation and amortization	107.7	105.1
Income tax expense	1.5	1.1
EBITDA	$(1.4)	$83.1
Add:
LCM / LIFO (gain) loss	$(50.3)	$28.5
Unrealized (gain) loss on derivative instruments	24.4	(2.8)
Amortization of turnaround costs	17.0	14.6
Loss on impairment and disposal of assets	4.1	6.8
RINs mark-to-market loss	57.7	75.8
Gain on sale of business, net	(0.2)	(1.0)
Other non-recurring expenses	8.3	2.4
Equity based compensation and other items	50.7	9.9
Adjusted EBITDA	$110.3	$217.3
Less:
Replacement and environmental capital expenditures (1)	$29.0	$31.8
Cash interest expense (2)	138.9	119.9
Turnaround costs	61.0	23.4
Income tax expense	1.5	1.1
Distributable Cash Flow	$(120.1)	$41.1

(1)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(2)Represents consolidated interest expense less non-cash interest expense.

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020
Sales. Sales increased $879.8 million, or 38.8%, to $3,148.0 million in 2021 from $2,268.2 million in 2020. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2021	2020	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$658.7	$473.5	39.1%
Solvents	303.7	236.2	28.6%
Waxes	151.7	129.1	17.5%
Fuels, asphalt and other by-products (1)	997.3	690.1	44.5%
Total Specialty Products and Solutions	$2,111.4	$1,528.9	38.1%
Total Specialty Products and Solutions sales volume (in barrels)	18,394,000	20,803,000	(11.6)%
Average Specialty Products and Solutions sales price per barrel	$114.79	$73.49	56.2%
Montana/Renewables:
Gasoline	$188.3	$135.9	38.6%
Diesel	324.9	204.1	59.2%
Jet fuel	27.5	14.6	88.4%
Asphalt, heavy fuel oils and other (2)	243.0	150.6	61.4%
Total Montana/Renewables	$783.7	$505.2	55.1%
Total Montana/Renewables sales volume (in barrels)	10,038,000	10,435,000	(3.8)%
Average Montana/Renewables sales price per barrel	$78.07	$48.41	61.3%

Total Performance Brands (3)	$252.9	$234.1	8.0%
Total Performance Brands sales volume (in barrels)	505,000	504,000	0.2%
Average Performance Brands sales price per barrel	$500.79	$464.48	7.8%

Total sales	$3,148.0	$2,268.2	38.8%
Total sales volume (in barrels)	28,937,000	31,742,000	(8.8)%

(1)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley refineries and Dickinson and Karns City facilities, (b) polyol ester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport refinery.
(2)Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls refinery.
(3)Represents packaged and synthetic specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.
The components of the $582.5 million increase in Specialty Products and Solutions segment sales in 2021, as compared to 2020, were as follows:

Dollar Change
(In millions)
Sales price	$759.6
Volume	(177.1)
Total Specialty Products and Solutions segment sales increase	$582.5
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

The components of the $278.5 million increase in Montana/Renewables segment sales in 2021, as compared to 2020, were as follows:

Dollar Change
(In millions)
Sales price	$297.7
Volume	(19.2)
Total Montana/Renewables segment sales increase	$278.5
Montana/Renewables segment sales increased primarily due to increased sales prices as a result of the significantly higher price environment in the current year, in-line with the overall improvement in market conditions. The favorable price impact was partially offset by a decrease in sales volumes as a result of the planned turnaround at our Great Falls facility in the fourth quarter of 2021.
The components of the $18.8 million increase in Performance Brands segment sales in 2021, as compared to 2020, were as follows:

Dollar Change
(In millions)
Sales price	$18.1
Volume	0.7
Total Performance Brands segment sales increase	$18.8
Performance Brands segment sales increased due to increases in volumes and prices, which were both driven by continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.
Gross Profit. Gross profit increased $43.8 million, or 44.2%, to $142.9 million in 2021 from $99.1 million in 2020. Gross profit for our business segments were as follows:

	Year Ended December 31,
	2021	2020	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$62.6	$18.7	234.8%
Percentage of sales	3.0%	1.2%	1.8%
Specialty Products and Solutions gross profit per barrel	$3.40	$0.90	277.8%
Montana/Renewables:
Gross profit	$12.0	$0.8	1,400.0%
Percentage of sales	1.5%	0.2%	1.3%
Montana/Renewables gross profit per barrel	$1.20	$0.08	1,400.0%
Performance Brands:
Gross profit	$68.3	$79.6	(14.2)%
Percentage of sales	27.0%	34.0%	(7.0)%
Performance Brands gross profit per barrel	$135.25	$157.94	(14.4)%

Total gross profit	$142.9	$99.1	44.2%
Percentage of sales	4.5%	4.4%	0.1%

The components of the $43.9 million increase in Specialty Products and Solutions segment gross profit in 2021, as compared to 2020, were as follows:

Dollar Change
(In millions)
2020 reported gross profit	$18.7
Sales price	759.6
RINs	(3.2)
Operating costs	(52.5)
LCM / LIFO inventory adjustments	58.7
Volume	(42.7)
Cost of materials	(676.0)
2021 reported gross profit	$62.6
The increase in Specialty Products and Solutions segment gross profit for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to stronger net unit margins as a result of strong specialty market demand. These factors were partially offset by the unfavorable volumes impact resulting from the planned turnaround at our Shreveport facility in the first quarter of 2021 and unplanned downtime resulting from the polar vortex and logistics disruptions. Higher operating costs were due to expenses for freeze-related repairs and higher utility costs.
The components of the $11.2 million increase in Montana/Renewables segment gross profit in 2021, as compared to 2020, were as follows:

Dollar Change
(In millions)
2020 reported gross profit	$0.8
Sales price	297.7
RINs	(5.8)
Operating costs	(16.3)
Volume	(5.3)
LCM / LIFO inventory adjustments	14.7
Cost of materials	(273.8)
2021 reported gross profit	$12.0
The increase in Montana/Renewables segment gross profit for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to stronger net unit margins. These factors were partially offset by an increase in operating costs driven by higher utility costs.
The components of the $11.3 million decrease in Performance Brands segment gross profit in 2021, as compared to 2020, were as follows:

Dollar Change
(In millions)
2020 reported gross profit	$79.6
Sales price	18.1
Operating costs	1.6
LCM / LIFO inventory adjustments	5.3
Volume	0.4
Cost of materials	(36.7)
2021 reported gross profit	$68.3
The decrease in Performance Brands segment gross profit for the year ended December 31, 2021, as compared to the same period in 2020, was primarily driven by higher material and feedstock costs and supply chain challenges that resulted in a growing order backlog. The impact of these items were partially offset by higher volumes and sales prices as a result of our continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.

General and administrative. General and administrative expenses increased $60.0 million, or 65.9%, to $151.1 million in 2021 from $91.1 million in 2020. The increase was due primarily to a $45.2 million increase in equity-based compensation related expenses, which was primarily the result of an increase in the Company’s unit price, and a $9.0 million increase in labor and benefits expenses in the current year in comparison to the prior year.
Interest expense. Interest expense increased $23.6 million, or 18.7%, to $149.5 million in 2021 from $125.9 million in 2020. The increase was primarily due to higher financing costs related to our Supply and Offtake Agreements in the current year in comparison to the prior year.
Gain on derivative instruments. There was a $23.3 million loss on derivative instruments in 2021, compared to a $52.4 million gain in the same period in 2020. We had a $49.6 million realized gain on derivative instruments in the prior year comparative period compared to a $1.1 million realized gain in the current year. This decrease was due to the settlement of our crack spread swaps and WCS crude oil basis swaps positions during 2020; whereas we did not enter into any new hedge contracts during 2021. In addition, the unrealized loss on the inventory financing embedded derivative was $25.7 million in the current year period, compared to an unrealized gain of $5.1 million in the prior year comparative period.
Liquidity and Capital Resources
Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings, bank borrowings and other financial arrangements. Principal uses of cash have included capital expenditures, acquisitions, distributions to our limited partners and general partner and debt service. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
In 2021, we redeemed $150.0 million in aggregate principal amount of our 7.625% Senior Notes due 2022 (the “2022 Notes”) at a redemption price of par, plus accrued and unpaid interest. In conjunction with the redemption, we incurred debt extinguishment costs of $0.5 million.
On November 18, 2021, we entered into a Credit Agreement with Oaktree Fund Administration, LLC (the “MRL Credit Facility”), which provided us a $300.0 million senior secured term loan facility. We drew $300.0 million under the MRL Credit Facility to finance the transfer for value of various assets at our Great Falls refinery to MRL, including the hydrocracker, a hydrogen plant, and several products tanks. Borrowings under the MRL Credit Facility are obligations of our unrestricted subsidiaries MRL and Montana Renewables Holdings solely, and are non-recourse to the Company and its restricted subsidiaries.
On December 31, 2021, MRL entered into a Master Lease Agreement (the “Lease Agreement”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”) for $50.0 million related to financing of certain equipment for the construction of a new renewable hydrogen plant. As of December 31, 2021, no amounts have been funded under the Master Lease. However, we expect amounts to be funded under the Master Lease in the first quarter of 2022.
In 2020, we consummated a transaction whereby we exchanged approximately $200.0 million aggregate principal amount of our outstanding 2022 Notes for $200.0 million aggregate principal amount of newly issued 2024 Secured Notes (the “Exchange Transaction”).
We expect to fund planned capital expenditures in 2022 of approximately $115 million to $135 million, excluding MRL capital expenditures, primarily with cash on hand, and cash flows from operations. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

The borrowing base on our revolving credit facility increased from approximately $286.1 million as of December 31, 2020, to approximately $328.7 million at December 31, 2021, resulting in a corresponding increase in our borrowing availability from approximately $154.4 million at December 31, 2020, to approximately $296.0 million at December 31, 2021. Total liquidity, consisting of unrestricted cash and available funds under our revolving credit facility, increased from $263.8 million at December 31, 2020 to $334.1 million at December 31, 2021.
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
The following table summarizes our primary sources and uses of cash in each of the most recent two years:

	Year Ended December 31,
	2021	2020
	(In millions)
Net Cash provided by (used in) operating activities	$(44.0)	$62.8
Net Cash used in investing activities	(82.8)	(46.3)
Net Cash provided by financing activities	139.3	73.8
Net increase in cash and cash equivalents	$12.5	$90.3
Operating Activities. Operating activities used cash of $44.0 million in 2021 compared to providing cash of $62.8 million in 2020. The change was impacted by an increase in net loss of $111.1 million and increases in the cash required for working capital and turnaround costs.
Investing Activities. Investing activities used cash of $82.8 million in 2021 compared to a use of cash of $46.3 million in 2020. The change is related to increases in cash expenditures for additions to property, plant and equipment in the current year in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the current year are mainly related to our renewable diesel project.
Financing Activities. Financing activities provided cash of $139.3 million in 2021 compared to providing cash of $73.8 million in 2020. The change is primarily due to $70.0 million of proceeds received from our Shreveport terminal asset financing arrangement and $300.0 million of net proceeds received from the MRL Credit Facility in the current year, partially offset by the redemption of $150.0 million of our 2022 Notes and $108.0 million of lower borrowings on our revolving credit facility in the current year compared to the prior year.
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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2021	2020
	(In millions)
Capital improvement expenditures	$53.9	$12.2
Replacement capital expenditures	24.0	24.7
Environmental capital expenditures	5.0	7.1
Turnaround capital expenditures	61.0	23.4
Total	$143.9	$67.4
2022 Capital Spending Forecast
Excluding MRL capital expenditures, we are forecasting total capital expenditures of approximately $115 million to $135 million in 2022. Forecasted capital expenditures related to our Montana Renewable Diesel project will be funded, in part, by restricted cash on hand and cash flows from operations. In addition to this, our forecasted capital expenditures include amounts for the construction of a new renewable hydrogen plant, $50.0 million of which will be financed through our Master Lease Agreement with Stonebriar. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of December 31, 2021, our primary debt and credit instruments consisted of:
•$600.0 million senior secured revolving credit facility maturing in February 2023 (before giving effect to the Third Amendment to our revolving credit facility (the “Credit Facility Amendment”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $300.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
•$303.5 million senior secured term loan facility (the “MRL Credit Facility”);
•$325.0 million of 7.75% Senior Notes due 2023;
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024; and
•$550.0 million of 11.00% Senior Notes due 2025.
We were in compliance with all covenants under our debt instruments in place as of December 31, 2021, and believe we have adequate liquidity to conduct our business.
On January 20, 2022, we issued and sold $325.0 million in aggregate principal amount of our 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 to eligible purchasers at par. We received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses.
On January 12, 2022, we issued a notice of conditional redemption for $325.0 million in aggregate principal amount of the 2023 Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022, conditioned on the completion of an offering of at least $300.0 million aggregate principal amount of senior debt securities on or before February 11, 2022. As the conditions precedent were met on January 20, 2022, we funded the redemption of the 2023 Notes with the net proceeds from the offering of the 2027 Notes and the remainder from cash on hand. In conjunction with the redemption, we incurred debt extinguishment costs of $2.5 million.
On January 20, 2022, we entered into the Credit Facility Amendment governing our senior secured revolving credit facility, which among other changes, (a) extends the term of the revolving credit facility for five years from the date of the Credit Facility Amendment, (b) reduces aggregate commitments under the revolving credit facility to $500.0 million, which includes a FILO tranche, and (c) replaces LIBOR as a reference interest rate with a new reference interest rate based on daily SOFR.

Inventory Financing
Please refer to Note 8 - “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding our Supply and Offtake Agreements.
Short-Term Liquidity
As of December 31, 2021, our principal sources of short-term liquidity were (i) approximately $296.0 million of availability under our revolving credit facility, (ii) inventory financing agreements related to our Great Falls and Shreveport refineries and (iii) $38.1 million of unrestricted cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, please read Note 9 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data.”
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2021, we had $303.5 million in secured loan facility, $325.0 million in 2023 Notes, $200.0 million in 2024 Secured Notes and $550.0 million in 2025 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of December 31, 2021, we had $303.5 million of debt outstanding for the MRL Credit Facility and $64.3 million of other debt outstanding for the Shreveport terminal asset financing arrangement. The MRL Credit Facility is secured by substantially all of the assets of MRL and a pledge of 100% of the equity interest in MRL held by Montana Renewables Holdings. Borrowings under the MRL Credit Facility are obligations of our unrestricted subsidiaries MRL and Montana Renewables Holdings solely, and are non-recourse to the Company and its restricted subsidiaries.
In January 2022, we issued and sold $325.0 million in aggregate principal amount of the 2027 Notes, the proceeds of which were used, together with cash on hand, to fund the redemption of the 2023 Notes.
To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.
For more information regarding our senior notes, please read Note 9 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report.
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2021. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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

Additionally, we have a collateral trust agreement (the “Collateral Trust Agreement”) which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, we have the ability to add secured hedging counterparties from time to time.
Credit Ratings
In January 2022, S&P reaffirmed a rating of B1 on our senior unsecured notes and upgraded our Company outlook to stable. Also in January 2022, Moody’s reaffirmed a rating of Caa1 on our senior unsecured notes and a Company rating of B3, with the stable outlook maintained. Our 2024 Secured Notes issued in 2020 are rated B+ by S&P and B1 by Moody’s.
Equity Transactions
In April 2016, the board of directors of our general partner suspended payment of our quarterly cash distribution. The board of directors of our general partner will continue to evaluate our ability to reinstate the distribution.
Seasonality Impacts on Liquidity
The fuel and fuel related products that we manufacture, including asphalt products, are subject to seasonal demand and trends. Asphalt demand is generally lower in the first and fourth quarters of the year, as compared to the second and third quarters, due to the seasonality of the road construction and roofing industries we supply. Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and agricultural activity. In addition, our natural gas costs can be higher during the winter months, as demand for natural gas as a heating fuel increases during the winter. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year due to seasonality related to these and other products that we produce and sell.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgements and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Considerable judgement is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgements in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgements on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented in Note 3 to our consolidated financial statements in Part II, Item 8.
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
Valuation of Goodwill
We assess goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company tests goodwill either quantitatively or qualitatively for impairment. The Company assessed goodwill for impairment qualitatively and quantitatively during the years ended December 31, 2021 and 2020, respectively.
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
Meaningful factors that would significantly impact our financial projections are changes in customer demand levels or loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of our goodwill as of October 1, 2021 were reasonable.
Valuation of Finite Long-Lived Assets
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
Estimated undiscounted future cash flows are used for the purpose of testing our finite long-lived assets for impairment. Fair values calculated for the purpose of measuring impairments on finite long-lived assets are estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in estimating undiscounted future cash flows and performing these fair value estimates since the results are based on forecasted assumptions.
We base our estimated undiscounted future cash flows and fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.
Valuation of Renewable Identification Numbers (“RINs”) Obligation
We account for our current period RINs obligation by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a RINs obligation in the consolidated balance sheets. This liability is revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the consolidated statements of operations). RINs generated by blending renewable fuels may be sold or held to offset future RINs Obligations. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operations. The liabilities associated with our RINs obligation are considered recurring fair value measurements.
Certain inputs used to estimate the fair value of our RINs Obligation are considered Level 2 inputs of the fair value hierarchy, as the inputs include RINs spot prices obtained from an independent pricing service. However, certain vintage RINs are very thinly traded, and the period end spot prices might not be an accurate reflection of the actual amount that we could purchase RINs in the open market in the quantities that would be required to satisfy our RINs volume obligation.
The RFS allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements, and we have applied in respect of compliance years 2019 and 2020. However, the EPA has not taken final action on our 2019 and 2020 SRE petitions (or on other SRE petitions for compliance years 2019, 2020 and 2021 submitted by other small refineries). In December 2021, EPA issued a proposal to deny all currently pending petitions from small refineries seeking SREs, including for program years 2019 and 2020, based on an across the board determination that no refinery suffers disproportionate economic hardship from the RFS program. Please read Note 7 - “Commitments and Contingencies” for further information on our RINs obligation.
We believe that our small refineries (“the refineries”) qualify for SREs on the merits and has asked EPA to approve our petitions. In the event our petitions are denied, management believes that we have viable legal arguments to challenge a denial, including that denial would be inconsistent with the Clean Air Act, the Administrative Procedure Act. EPA’s regulations, the Department of Energy’s analysis and/or the factual record, and we would exercise our legal rights to challenge the denial. If we are ultimately forced to litigate and are successful, a court would likely direct EPA to issue a new decision on the refineries’ SRE petitions. However, as with any legal action, a challenge to an EPA decision denying the refineries’ SRE petitions may ultimately be unsuccessful. This would present a number of uncertainties and complexities caused primarily by the passage of time since we first submitted the SRE petitions, including for example the potential expiration and/or unavailability or limited availability in the market of vintage 2019 and 2020 RINs, the specifics of other potential forthcoming EPA actions, the results of other parties’ potential litigation avenues and outcomes, and post-litigation uncertainties around the timing and magnitude of any resolution.
Based on current information we believe the most likely outcome is either obtaining the refineries’ SREs or reaching an alternative resolution. If we are ultimately successful in obtaining the refineries’ SREs, the value of the liability would be zero. If we are ultimately unsuccessful in obtaining the refineries’ SREs, the timing, amount and form our actual liability may depend upon the resolution obtained, potentially as part of subsequent litigation. For example, if resolution for the 2019 and 2020 compliance years used the market price of RINs on the day the EPA was obligated to rule on the refineries’ 2019 SRE petitions, the value of the liability would be approximately $50.7 million.
Recent Accounting Pronouncements
For a summary of recently issued and adopted accounting standards applicable to us, please read Note 3 “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data.”
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2022, expressed an unqualified opinion thereon.

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

Renewable Identification Numbers (“RINs”) Obligation

Description of the Matter	As of December 31, 2021, the Company’s RINs obligation was $278.9 million, comprised of the current obligation of $200.1 million and the long-term obligation of $78.8 million. As described in Notes 3 and 7 to the consolidated financial statements, the RINs obligation is an estimated provision for the purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) annual requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard.

Auditing management’s RINs obligation was complex and judgmental due to estimation uncertainty in the Company’s determination of the fair value of the RINs obligation under the Renewable Fuel Standard. The complexity and estimation uncertainty was primarily due to the calculation of the RINs shortage and the independent pricing assumptions, respectively.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the RINs obligation estimation process. For example, we tested controls over management’s review of the methodology used to calculate the obligation and the RINs shortage and independent pricing assumptions, as noted above.

To audit the Company’s RINs obligation, our audit procedures included, among others, evaluating the appropriateness of management’s methodology to calculate the RINs obligation under the Renewable Fuel Standard including testing the completeness and accuracy of the underlying data used by management in estimating the fair value of the obligation. We involved our specialists to assist in our evaluation of management’s methodology. Additionally, we compared the spot prices utilized by the Company in their estimate of the RINs obligation to an independent pricing source.

We have served as the Company’s auditor since 2002.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 4, 2022

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2021	2020
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$38.1	$109.4
Accounts receivable, net:
Trade, less allowance for credit losses of $2.0 million and $0.8 million, respectively	216.8	152.4
Other	36.2	8.0
	253.0	160.4
Inventories	326.6	254.9
Prepaid expenses and other current assets	14.9	10.2
Total current assets	632.6	534.9
Property, plant and equipment, net	949.7	919.8
Goodwill	173.0	173.0
Other intangible assets, net	45.8	57.6
Operating lease right-of-use assets	157.7	85.8
Restricted cash	83.8	—
Other noncurrent assets, net	85.3	37.2
Total assets	$2,127.9	$1,808.3
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$301.0	$179.3
Accrued interest payable	27.7	31.7
Accrued salaries, wages and benefits	93.7	27.6
Other taxes payable	11.6	9.5
Obligations under inventory financing agreements	173.0	98.8
Current portion of RINs obligation	200.1	129.4
Other current liabilities	20.2	22.6
Current portion of operating lease liabilities	65.1	41.4
Current portion of long-term debt	7.4	2.9
Derivative liabilities	—	1.3
Total current liabilities	899.8	544.5
Pension and postretirement benefit obligations	6.7	9.3
Other long-term liabilities	15.8	18.9
Long-term operating lease liabilities	93.1	44.8
Long-term RINs obligation, less current portion	78.8	—
Long-term debt, less current portion	1,418.8	1,319.4
Total liabilities	$2,513.0	$1,936.9
Commitments and contingencies
Partners’ capital (deficit):
Limited partners’ interest (78,676,262 units and 78,062,346 units, issued and outstanding at December 31, 2021 and 2020, respectively)	(378.8)	(125.3)
General partner’s interest	3.8	9.0
Accumulated other comprehensive loss	(10.1)	(12.3)
Total partners’ capital (deficit)	(385.1)	(128.6)
Total liabilities and partners’ capital (deficit)	$2,127.9	$1,808.3
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
	(In millions, except unit and per unit data)
Sales	$3,148.0	$2,268.2
Cost of sales	3,005.1	2,169.1
Gross profit	142.9	99.1
Operating costs and expenses:
Selling	52.8	47.8
General and administrative	151.1	91.1
Taxes other than income taxes	12.5	9.8
Loss on impairment and disposal of assets	4.1	6.8
Gain on sale of business, net	(0.2)	(1.0)
Other operating expense	8.2	16.5
Operating loss	(85.6)	(71.9)

Other income (expense):
Interest expense	(149.5)	(125.9)
Gain (loss) on derivative instruments	(23.3)	52.4
Other expense	(0.2)	(2.5)
Total other expense	(173.0)	(76.0)
Net loss before income taxes	(258.6)	(147.9)
Income tax expense	1.5	1.1
Net loss	$(260.1)	$(149.0)
Allocation of net loss:
Net loss	$(260.1)	$(149.0)
Less:
General partners’ interest in net loss	(5.2)	(3.0)
Net loss available to limited partners	$(254.9)	$(146.0)
Weighted average limited partner units outstanding:
Basic and diluted	78,980,839	78,369,091
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(3.23)	$(1.86)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020
	(In millions)
Net loss	$(260.1)	$(149.0)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge loss	—	(0.2)
Defined benefit pension and retiree health benefit plans	2.2	(1.5)
Total other comprehensive income (loss)	2.2	(1.7)
Comprehensive loss attributable to partners’ capital (deficit)	$(257.9)	$(150.7)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)		Total
		General Partner	Limited Partners

	(In millions)
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
Other comprehensive loss	(1.7)	—	—	(1.7)
Net loss	—	(3.0)	(146.0)	(149.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	1.0	1.0
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
Other comprehensive income	2.2	—	—	2.2
Net loss	—	(5.2)	(254.9)	(260.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.6)	(0.6)
Amortization of phantom units	—	—	2.0	2.0
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
	(In millions)
Operating activities
Net loss	$(260.1)	$(149.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	107.7	105.1
Amortization of turnaround costs	17.0	14.6
Non-cash interest expense	10.6	6.0
Debt extinguishment costs	0.5	—
Unrealized (gain) loss on derivative instruments	24.4	(2.8)
Loss on impairment and disposal of assets	4.1	6.8
Equity based compensation	50.7	5.5
Lower of cost or market inventory adjustment	(44.7)	24.0
Other non-cash activities	2.4	(2.1)
Changes in assets and liabilities:
Accounts receivable	(91.4)	25.5
Inventories	(27.0)	14.0
Prepaid expenses and other current assets	(3.7)	0.6
Turnaround costs	(61.0)	(23.4)
Accounts payable	71.0	(38.1)
Accrued interest payable	(3.2)	(1.0)
Accrued salaries, wages and benefits	17.1	(12.5)
Other taxes payable	2.1	(2.3)
Other liabilities	139.5	91.9
Net cash provided by (used in) operating activities	(44.0)	62.8
Investing activities
Additions to property, plant and equipment	(82.9)	(44.0)
Acquisition of businesses, net of cash acquired	—	(3.3)
Proceeds from sale of property, plant and equipment	0.1	0.1
Net cash provided by discontinued operations	—	0.9
Net cash used in investing activities	(82.8)	(46.3)
Financing activities
Proceeds from borrowings — revolving credit facility	1,122.1	1,130.7
Repayments of borrowings — revolving credit facility	(1,230.1)	(1,022.7)
Repayments of borrowings — senior notes	(150.0)	—
Payments on finance lease obligations	(0.6)	(0.5)
Proceeds from inventory financing	1,046.7	756.1
Payments on inventory financing	(999.2)	(786.0)
Proceeds from MRL Credit Facility	300.0	—
Proceeds from other financing obligations	70.0	31.4
Payments on other financing obligations	(7.6)	(33.4)
Debt issuance costs	(12.0)	(1.8)
Net cash provided by financing activities	139.3	73.8
Net increase in cash, cash equivalents and restricted cash	12.5	90.3
Cash, cash equivalents and restricted cash at beginning of period	109.4	19.1
Cash, cash equivalents and restricted cash at end of period	$121.9	$109.4
Cash and cash equivalents	$38.1	$109.4
Restricted cash	$83.8	$—
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$51.4	$4.6
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly-traded Delaware limited partnership listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2021, the Company had 78,676,262 limited partner common units and 1,605,636 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement, “IDRs”), while the remaining 98% is owned by limited partners.
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
2. Change in Accounting Policy
During the first quarter of fiscal 2021, the Company changed its method of accounting for shipping and handling costs, which are primarily costs paid to third-party shippers for transporting products to customers. Under the new method of accounting, the Company includes shipping costs in cost of sales, whereas previously, they were included in operating costs and expenses under the caption transportation expense.
The Company believes that including these expenses in cost of sales is preferable, as it better aligns these costs with the related revenue in the gross profit calculation and is consistent with the practices of other industry peers. This change in accounting principle has been applied retrospectively, and the consolidated statements of operations reflect the effect of this accounting principle change for all periods presented. This reclassification had no impact on net income (loss) before income taxes, net income (loss) attributable to limited partners, limited partners’ interest basic net income (loss) per unit, or limited partners’ interest diluted net income (loss) per unit. The consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of partners’ capital (deficit), and consolidated statements of cash flows were not impacted by this accounting principle change.
The consolidated statements of operations for the year ended December 31, 2020 have been adjusted to reflect this change in accounting policy. The impact of the adjustment for the year ended December 31, 2020 was an increase of $111.0 million to cost of sales and a corresponding decrease to transportation expense in the consolidated statements of operations.
3. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements and related notes reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.
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
Restricted cash represents cash that is legally restricted under the MRL Credit Facility, and it is presented as a non-current asset because it is only available for capital additions related to the renewable diesel project.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The activity in the allowance for credit losses was as follows (in millions):

	December 31,
	2021	2020
Beginning balance	$0.8	$0.9
Provision	1.2	(0.1)
Write-offs, net	—	—
Ending balance	$2.0	$0.8
Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $64.9 million higher than the carrying value of inventory and $6.7 million lower as of December 31, 2021 and 2020, respectively.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 8 — “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively.
Inventories consist of the following (in millions):

	December 31, 2021			December 31, 2020
	Titled Inventory	Supply & Offtake Agreements (1)	Total	Titled Inventory	Supply & Offtake Agreements (1)	Total
Raw materials	$41.0	$19.9	$60.9	$30.8	$11.5	$42.3
Work in process	52.5	28.5	81.0	31.8	27.4	59.2
Finished goods	121.1	63.6	184.7	114.0	39.4	153.4
	$214.6	$112.0	$326.6	$176.6	$78.3	$254.9

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 8 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. For the year ended December 31, 2021, the Company recorded a decrease (exclusive of lower of cost or market (“LCM”) adjustments) of $5.6 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers. For the year ended December 31, 2020, the Company recorded an increase (exclusive of LCM adjustments) of $4.5 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the year ended December 31, 2021, the Company recorded a decrease in cost of sales in the consolidated statements of operations of $44.7 million due to the sale of inventory previously adjusted through the LCM valuation. During the year ended December 31, 2020, the Company recorded an increase in cost of sales in the consolidated statements of operations of $24.0 million as a result of declining market prices.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives
The Company is exposed to fluctuations in the price of numerous commodities, such as crude oil (its principal raw material), as well as the sales prices of gasoline, diesel, natural gas and jet fuel. Given the historical volatility of commodity prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments primarily to minimize its price risk and volatility of cash flows associated with the purchase of crude oil, natural gas, and the sale of fuel products. The Company employs various hedging strategies and does not hold or issue derivative instruments for trading purposes. For further information, please read Note 10 - “Derivatives.”
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
Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2021	2020
Land	$8.7	$8.7
Buildings and improvements (10 to 40 years)	35.5	35.5
Machinery and equipment (10 to 20 years)	1,649.6	1,625.9
Furniture, fixtures and software (5 to 10 years)	47.9	49.1
Assets under finance leases (1 to 14 years) (1)	8.3	7.4
Construction-in-progress	116.3	28.2
	1,866.3	1,754.8
Less accumulated depreciation	(916.6)	(835.0)
	$949.7	$919.8

(1)Assets under finance leases consist of buildings and machinery and equipment. As of December 31, 2021 and 2020, finance lease assets are recorded net of accumulated amortization of $4.1 million and $3.4 million, respectively.
Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.
During 2021 and 2020, the Company incurred $151.1 million and $126.3 million, respectively, of interest expense of which $1.6 million and $0.4 million, respectively, was capitalized as a component of property, plant and equipment.
The Company periodically assesses its operations and legal requirements to determine if recognition of an asset retirement obligation is necessary. The Company has not recorded an asset retirement obligation as of December 31, 2021 or 2020 given the timing of any retirement and related costs are currently indeterminable.
During the years ended December 31, 2021 and 2020, the Company recorded $95.9 million and $91.1 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $0.7 million and $0.6 million for the years ended 2021 and 2020, respectively, related to the Company’s finance lease assets.
The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2021 and 2020, the Company had $42.8 million and $44.1 million, respectively, of capitalized software costs. As of December 31, 2021 and 2020, the Company had $36.0 million and $30.5 million, respectively, of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2021 and 2020, the Company recorded $7.8 million and $7.4 million, respectively, of amortization expense on capitalized computer software.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. Please read Note 6 - “Goodwill and Other Intangible Assets” for more information. The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company tests goodwill either quantitatively or qualitatively for impairment. The Company assessed goodwill for impairment qualitatively and quantitatively during the years ended December 31, 2021 and 2020, respectively.
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
When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of the reporting unit, measuring the current value of the reporting unit by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, please read Note 6 - “Goodwill and Other Intangible Assets.”
Finite-Lived Intangible Assets
Finite-lived intangible assets consist of intangible assets associated with customer relationships, tradenames, trade secrets, patents and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using undiscounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the undiscounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, please read Note 6 - “Goodwill and Other Intangible Assets.”
Other Noncurrent Assets
Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and the net carrying value of turnaround costs included in other noncurrent assets in the consolidated balance sheets were $82.3 million and $34.2 million as of December 31, 2021 and 2020, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $41.5 million and $60.5 million at December 31, 2021 and 2020, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Renewable Identification Numbers (“RINs”) Obligation
The Company’s RINs obligation (“RINs Obligation”) is an estimated provision for the future purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”). A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. and, as a producer of transportation fuels from petroleum, the Company is subject to those obligations. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished. To the extent the Company is unable to physically blend renewable fuels to satisfy the EPA requirement, it may purchase RINs in the open market to satisfy the annual obligations.
The Company accounts for its current period RINs obligation by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a RINs obligation in the consolidated balance sheets. The Company’s RINs obligations for compliance years 2019 and 2020 are presented as a current liability in the consolidated balance sheets and the Company’s RINs obligation for compliance year 2021 is presented as a long-term liability in the consolidated balance sheets. This liability is revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the consolidated statements of operations). RINs generated by blending may be sold or held to offset future RINs Obligations. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operations. The liabilities associated with the Company’s RINs obligation are considered recurring fair value measurements. Please read Note 7 - “Commitments and Contingencies” for further information on the Company’s RINs Obligation.
Impairment of Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In such an event, a write-down of the asset would be recorded through a charge to operations, based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposal.
During the years ended December 31, 2021 and 2020, the Company did not identify any impairment indicators that suggested the carrying values of its long-lived assets are not recoverable at the asset groups within the Specialty Products and Solutions, Montana/Renewables, Performance Brands and Corporate segments. As a result of the long-lived asset impairment assessment performed, no impairment charges were recorded for the years ended December 31, 2021 and 2020. For the year ended December 31, 2020, the Company recorded a loss of $5.1 million for the write-off of an other receivable for payments due from an unconsolidated affiliate, which is included in loss on impairment and disposal of assets in the consolidated statements of operations.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue Recognition, which states that revenue is recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Please read Note 4 - “Revenue Recognition” for additional information on our revenue recognition accounting policies and elections.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk
The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required, and the Company maintains insurance policies which cover certain export orders. The Company maintains an allowance for credit losses account for estimated losses resulting from the inability of its customers to make required payments. The allowance for credit losses is developed based on several factors including historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay, which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has derivative positions with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s ASC 820-10, Fair Value Measurements and Disclosures, valuations to determine the impact of the counterparty credit risk on the valuation of its derivative instruments.
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
Unit-Based Compensation
For unit-based compensation equity awards granted, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The unit-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. For more information, please read Note 13 - “Unit-Based Compensation.”
Unit-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in equity units (“Liability Awards”). Liability Awards are recorded in accrued salaries, wages and benefits based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair value of the vested portions of the Liability Awards are recorded as increases or decreases to compensation expense. The Company recognizes forfeitures as they occur. Please read Note 13 - “Unit-Based Compensation” for more information on Liability Awards.
Advertising Expenses
The Company expenses advertising costs as incurred which totaled $7.4 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.
Recently Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The result of the adoption of ASU 2016-13 was de-minimis and did not result in an adjustment to beginning partners’ capital (deficit). The allowance for credit losses for accounts receivable was $2.0 million and $0.8 million at December 31, 2021 and 2020, respectively.

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
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied and control of the promised goods are transferred to the customer. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. For fuel products, payment is typically due in full between 2 to 30 days of delivery or the start of the contract term, such that payment is typically collected 2 to 30 days subsequent to the satisfaction of performance obligations. For specialty products, payment is typically due in full between 30 to 90 days of delivery or the start of the contract term, such that payment is typically collected 30 to 90 days subsequent to the satisfaction of performance obligations. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The expected costs associated with a product assurance warranty continues to be recognized as expense when products are sold. The Company does not offer promised services that could be considered warranties that are sold separately or provide a service in addition to assurance that the related product complies with agreed upon specifications. The Company establishes provisions based on the methods described in ASC 606 for estimated returns and warranties as variable consideration when determining the transaction price.
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of December 31, 2021 and 2020 was $216.8 million and $152.4 million, respectively.

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
5. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to eighteen years, some of which include options to extend the lease for up to 34 years, and some of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		December 31, 2021	December 31, 2020
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets (1)	$157.7	$85.8
Finance lease assets	Property, plant and equipment, net (2)	4.2	4.0
Total leased assets		$161.9	$89.8
Liabilities:
Current
Operating	Current portion of operating lease liabilities (1)	$65.1	$41.4
Finance	Current portion of long-term debt	0.8	0.6
Non-current
Operating	Long-term operating lease liabilities (1)	93.1	44.8
Finance	Long-term debt, less current portion	3.2	3.1
Total lease liabilities		$162.2	$89.9

(1)Additions to the Company’s operating lease right of use assets and operating lease liabilities for the year ended December 31, 2021 are primarily related to the renewal of a lease agreement with Philips 66 related to the LVT unit at its Lake Charles, Louisiana refinery.
(2)As of December 31, 2021 and 2020, finance lease assets are recorded net of accumulated amortization of $4.1 million and $3.4 million, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,
Lease Costs:	Classification:	2021	2020
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$51.5	$46.2
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	7.8	8.6
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	13.8	1.9
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.7	0.6
Interest on lease liabilities	Interest expense	0.4	0.4
Total lease cost		$74.2	$57.7

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
(2)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
Operating lease expense included in the consolidated statements of operations was $73.1 million and $56.7 million for the years ended December 31, 2021 and 2020, respectively. Cash paid related to operating lease obligations approximated lease expense for 2021 and 2020, respectively.
As of December 31, 2021, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2022	$73.5	$1.0	$74.5
2023	69.7	1.0	70.7
2024	11.0	1.0	12.0
2025	7.9	0.7	8.6
2026	3.7	0.7	4.4
Thereafter	9.5	0.3	9.8
Total	$175.3	$4.7	$180.0
Less: Interest	17.1	0.7	17.8
Present value of lease liabilities	$158.2	$4.0	$162.2
Less obligations due within one year	65.1	0.8	65.9
Long-term lease obligations	$93.1	$3.2	$96.3

(1)As of December 31, 2021, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of December 31, 2021.
(2)As of December 31, 2021, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of December 31, 2021.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases for the periods presented were as follows:

Lease Term and Discount Rate:	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	3.1	3.8
Finance leases	4.8	5.4
Weighted-average discount rate:
Operating leases	7.0%	7.3%
Finance leases	7.3%	8.3%
6. Goodwill and Other Intangible Assets
For the years ended December 31, 2021 and 2020, the Company performed its annual goodwill assessment for each of the years then ended, respectively, and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value. Thus, no impairment charge for goodwill related to the Specialty Products and Solutions segment or Performance Brands segment was recorded in the consolidated statements of operations within asset impairment for the years ended December 31, 2021 and 2020, respectively. There is no goodwill within the reporting units for the Montana/Renewables segment or the Corporate segment.
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
Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty Products and Solutions	Performance Brands	Consolidated Total
Net balance as of December 31, 2019	$47.7	$123.7	$171.4
Additions	1.6	—	1.6
Impairment (1)	—	—	—
Net balance as of December 31, 2020	$49.3	$123.7	$173.0
Additions	—	—	—
Impairment (1)	—	—	—
Net balance as of December 31, 2021	$49.3	$123.7	$173.0

(1)    Total accumulated goodwill impairment as of December 31, 2021 and 2020, is $35.5 million.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following (in millions):

	Weighted Average Life (Years)	December 31, 2021		December 31, 2020
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	22	$181.8	$(147.4)	$181.8	$(139.7)
Tradenames	11	26.8	(22.3)	26.8	(20.7)
Trade secrets	13	52.9	(48.5)	52.9	(46.3)
Patents	12	1.6	(1.6)	1.6	(1.6)
Royalty agreements	20	6.1	(3.6)	6.1	(3.3)
	19	$269.2	$(223.4)	$269.2	$(211.6)
Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2021 and 2020, the Company recorded amortization expense of intangible assets of $11.8 million and $14.3 million, respectively.
As of December 31, 2021, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Year	Amortization Amount
2022	$9.5
2023	$7.8
2024	$6.5
2025	$4.9
2026	$3.8
7. Commitments and Contingencies
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
Environmental
The Company conducts crude oil and specialty refining, blending and terminal operations and such activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Renewable Identification Numbers Obligation
The RFS allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements, and Calumet had applied in respect of calendar 2019 and 2020 compliance years. The EPA has not taken a final action on 2019 and 2020 SRE applications. On January 19, 2021, the Company filed a lawsuit against Mr. Andrew Wheeler, who was then Administrator of the EPA, in federal court in the Western District of Louisiana and in the District of Montana seeking an order that the EPA cannot enforce the RINs compliance deadline until the EPA has taken action on the Company’s hardship exemption applications. Both cases currently are stayed through June 30, 2022.
Subsequent to the Company filing those lawsuits, EPA extended the deadlines for 2019 RFS compliance to November 30, 2021 and for 2020 RFS compliance to January 31, 2022. On January 27, 2022, EPA further extended the compliance reporting deadlines and attestation engagement reporting deadlines for program years 2019, 2020 and 2021, calculated based on the future effective dates of other EPA RFS rulemakings.
In December 2021, EPA issued a proposal to deny all currently pending petitions from small refineries seeking SREs, including for program years 2019 and 2020, based on an across the board determination that no refinery suffers disproportionate economic hardship from the RFS program. EPA has not yet taken final action on this proposal.
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
As of December 31, 2021 and 2020, the Company had a RINs Obligation recorded on the consolidated balance sheets of $278.9 million and $129.4 million, respectively. Please read Note 3 - “Summary of Significant Accounting Policies” for additional information.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Labor Matters
The Company has approximately 550 employees covered by various collective bargaining agreements, or approximately 38% of its total workforce of approximately 1,450 employees. These agreements have expiration dates of April 30, 2022, July 31, 2022, January 15, 2023, January 31, 2023, August 20, 2024 and December 12, 2024. The Company has approximately 335 employees, or 23% of its total workforce, who are covered by a collective bargaining agreement which will expire in less than one year and does not expect any work stoppages.
Other Matters, Claims and Legal Proceedings
Beginning in 2017, the Company initiated the first of several claims in Cascade County Circuit Court against the Montana Department of Revenue to recover overpaid taxes resulting from the county’s excessive property tax assessment of the Company’s Great Falls refinery for the 2017, 2018, and 2019 tax years. For the year ended December 31, 2020, the county had refunded, as the result of various court decisions, $6.0 million in excessive taxes and interest to the Company. The claims arising from the 2017, 2018, and 2019 tax years are closed. The $6.0 million was recorded as a reduction of taxes other than income taxes in the consolidated statements of operations for the year ended December 31, 2020.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2021 and 2020, the Company had outstanding standby letters of credit of $32.7 million and $23.7 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At December 31, 2021 and 2020, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $300.0 million, which may be increased with consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($600.0 million at December 31, 2021 and 2020).
As of December 31, 2021 and 2020, the Company had availability to issue letters of credit of approximately $296.0 million and approximately $154.4 million, respectively, under its revolving credit facility.

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
As of December 31, 2021, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2022	$22.8
2023	22.8
2024	22.9
2025	22.8
2026	22.8
Thereafter	9.8
Total	$123.9
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. The agreement is for seven years.
As of December 31, 2021, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment (1)
2022	$3.9
2023	3.9
2024	4.0
2025	4.0
2026	4.0
Thereafter	2.0
Total (1)	$21.8

(1)As of December 31, 2021, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
8. Inventory Financing Agreements
The Company is party to several agreements with Macquarie to support the operations of the Great Falls refinery and the Shreveport refinery (as amended, the “Supply and Offtake Agreements”). Both agreements have an expiration date of June 30, 2023.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2021 and 2020, the Company incurred an expense of $15.4 million and received a $1.1 million benefit, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s consolidated statements of operations.
The Company has provided cash collateral of $13.1 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral is inventory). The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the consolidated statements of cash flows. As of December 31, 2021 and December 31, 2020, the Company had $17.0 million and $15.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remains outstanding as of December 31, 2021.
9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31, 2021	December 31, 2020
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2023, weighted average interest rate of 2.4% for the years ended December 31, 2021 and 2020, respectively	$—	$108.0
Borrowings under 2022 Notes, interest at a fixed rate of 7.625%, interest payments semiannually, borrowings due January 2022, effective interest rates of 8.3% and 8.1% for the years ended December 31, 2021 and December 31, 2020, respectively (1)	—	150.6
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rates of 8.3% and 8.1% for the years ended December 31, 2021 and December 31, 2020, respectively	325.0	325.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.4% for the years ended December 31, 2021 and December 31, 2020, respectively	200.0	200.0
Borrowings under 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rates of 11.4% and 11.3% for the years ended December 31, 2021 and December 31, 2020, respectively.	550.0	550.0
MRL Credit Facility, interest at a rate as described in Note 9 - “Long-Term Debt”, interest payments quarterly, borrowings due November 2024, effective interest rate of 12.5% for the year ended December 31, 2021.	303.5	—
Shreveport terminal asset financing arrangement	64.3	—
Other	0.7	2.3
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	4.0	3.7
Less unamortized debt issuance costs (2)	(17.8)	(14.2)
Less unamortized discounts	(3.5)	(3.1)
Total debt	1,426.2	1,322.3
Less current portion of long-term debt	7.4	2.9
Total long-term debt	$1,418.8	$1,319.4

(1)The balance includes a fair value interest rate hedge adjustment, which increased the debt balance by $0.6 million as of December 31, 2020.
(2)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $22.5 million and $20.5 million at December 31, 2021 and 2020, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
11.00% Senior Notes due 2025 (the “2025 Notes”)
On October 11, 2019, the Company issued and sold $550.0 million in aggregate principal amount of 11.00% Senior Notes due April 15, 2025, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to eligible purchasers at par. The Company received net proceeds of $539.9 million net of initial purchasers’ fees and estimated expenses, which it used, along with revolver borrowings and cash on hand, to fund the redemption of $761.2 million in aggregate principal amount of outstanding 6.50% Notes due 2021. Interest on the 2025 Notes is paid semiannually in arrears on April 15 and October 15 of each year.
On July 6, 2020, the Company commenced a consent solicitation to holders of the 2025 Notes for amendments to the indenture governing the 2025 Notes to allow for the consummation of the 2024 Notes Exchange Transaction. On August 5, 2020, the Company executed the First Supplemental Indenture to the indenture governing the 2025 Notes to allow the 2024 Notes Exchange Transaction.
9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”)
On August 5, 2020, we consummated a transaction whereby we exchanged approximately $200.0 million aggregate principal amount of our outstanding 2022 Notes for $200.0 million aggregate principal amount of newly issued 2024 Secured Notes, approximately at par (the “2024 Notes Exchange Transaction”). Interest on the 2024 Secured Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The 2024 Secured Notes are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure the Company’s obligations under their secured hedge agreements, as governed by the Collateral Trust Agreement.
7.75% Senior Notes due 2023 (the “2023 Notes”)
On March 27, 2015, the Company issued and sold $325.0 million in aggregate principal amount of 7.75% Senior Notes due April 15, 2023 in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at a discounted price of 99.257 percent of par. The Company received net proceeds of approximately $317.0 million net of discount, initial purchasers’ fees and expenses, which the Company used to fund the redemption of $178.8 million in aggregate principal amount of outstanding 9.625% Senior Notes due 2020 on April 28, 2015, to repay borrowings outstanding under its revolving credit facility and for general partnership purposes, including planned capital expenditures at the Company’s facilities and working capital. Interest on the 2023 Notes was paid semiannually in arrears on April 15 and October 15 of each year.
On February 11, 2022, the Company redeemed $325.0 million in aggregate principal amount of the 2023 Notes at a redemption price of par, plus accrued and unpaid interest. Please read Note 21 - “Subsequent Events” for additional information.
7.625% Senior Notes due 2022 (the “2022 Notes”)
On November 26, 2013, the Company issued and sold $350.0 million in aggregate principal amount of 7.625% Senior Notes due January 15, 2022, in a private placement pursuant to Section 4(a)(2) of the Securities Act, to eligible purchasers at a discounted price of 98.494 percent of par. The Company received net proceeds of approximately $337.4 million, net of discount, initial purchasers’ fees and expenses, which the Company used for general partnership purposes, to fund previously announced organic growth projects, the purchase price of the Bel-Ray acquisition and the redemption of $100.0 million in aggregate principal amount outstanding of 9.375% Senior Notes due 2019. Interest on the 2022 Notes was paid semiannually in arrears on January 15 and July 15 of each year.
On August 5, 2020, the Company consummated the 2024 Notes Exchange Transaction whereby it exchanged approximately $200.0 million aggregate principal amount of its outstanding 2022 Notes for $200.0 million aggregate principal amount of newly issued 2024 Secured Notes. In connection with the 2024 Notes Exchange Transaction, the Company incurred $5.4 million of fees.
In 2021, the Company redeemed $150.0 million aggregate principal amount of its 2022 Notes at a redemption price of par, plus accrued and unpaid interest. In conjunction with the redemption, the Company recorded debt extinguishment costs of $0.5 million.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
The 2023 Notes, 2024 Secured Notes and 2025 Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2021, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
Third Amended and Restated Senior Secured Revolving Credit Facility
On February 23, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in February 2023, which provides maximum availability of credit under the revolving credit facility of $600.0 million, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). In September 2019, the borrowing base was expanded by $99.6 million by adding the fixed assets of the Company’s Great Falls refinery as collateral under the Credit Agreement. The $99.6 million expansion amortizes to zero on a straight-line basis over ten quarters starting in the first quarter of 2020. In connection with the transfer of various assets at the Great Falls refinery to MRL on November 18, 2021, the remaining portion of this $99.6 million expansion was removed from the borrowing base.
The borrowing capacity at December 31, 2021, under the revolving credit facility was approximately $328.7 million. As of December 31, 2021, the Company had no outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $32.7 million, leaving approximately $296.0 million of unused capacity.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10.0% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2021, the Company was in compliance with all covenants under the revolving credit facility.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MRL Credit Facility
On November 18, 2021 (the “Closing Date”), MRL, Montana Renewables Holdings LLC (“Montana Renewables Holdings”), the parent of MRL and an unrestricted, non-guarantor subsidiary of the Partnership for purposes of the agreements governing the Partnership’s indebtedness, Oaktree Fund Administration, LLC and the lenders from time to time party thereto (the “Oaktree Lenders”) entered into a Credit Agreement, which provides for a $300.0 million senior secured term loan facility (the “MRL Credit Facility”). On the Closing Date, $300.0 million was drawn under the MRL Credit Facility to finance the transfer for value of various assets at the Great Falls refinery, including the hydrocracker, a hydrogen plant, and several products tanks to MRL. The MRL Credit Facility is not subject to amortization and matures on November 18, 2024. The MRL Credit Facility is secured by substantially all of the assets of MRL and a pledge of 100% of the equity interest in MRL held by Montana Renewables Holdings.
The interest rate per annum applicable to the MRL Credit Facility is 8.00%. If interest on the MRL Credit Facility is not paid when due on any quarterly interest payment date (each, a “Quarterly Date”), then interest for the immediately preceding quarterly period shall be deemed to have accrued in an amount equal to the product of (i) the percentage of the interest amount that was not paid in cash on the relevant Quarterly Date multiplied by (ii) 2.00% per annum above the interest rate otherwise applicable thereto, which amount, in each case, shall be added to the principal balance of the loans then outstanding under the MRL Credit Facility.
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2021. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
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
Maturities of Long-Term Debt
As of December 31, 2021, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2022	$7.7
2023	333.2
2024	512.4
2025	559.3
2026	10.2
Thereafter	24.7
Total	$1,447.5

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
The Company is obligated to repurchase crude oil and refined products from Macquarie at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for this embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations please read Note 8 - “Inventory Financing Agreements" for additional information. The Company recognizes all derivative instruments at their fair values as either current assets or current liabilities in the consolidated balance sheets (please read Note 11 - “Fair Value Measurements”). Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets (in millions):

		December 31, 2021			December 31, 2020
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Montana/Renewables segment:
WCS crude oil basis swaps	Prepaid expenses and other current assets	$—	$—	$—	$0.4	$(0.4)	$—
Total derivative instruments		$—	$—	$—	$0.4	$(0.4)	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

		December 31, 2021			December 31, 2020
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(17.4)	$—	$(17.4)	$(1.1)	$—	$(1.1)
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(10.5)	$—	$(10.5)	$(1.1)	$—	$(1.1)
WCS crude oil basis swaps	Derivative liabilities	—	—	—	(1.7)	0.4	(1.3)
Total derivative instruments		$(27.9)	$—	$(27.9)	$(3.9)	$0.4	$(3.5)

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. The majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business. The cash flow impact of the Company’s derivative activities are included within cash flows from operating activities in the consolidated statements of cash flows.
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to unrealized gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to realized gain (loss) on derivative instruments in the consolidated statements of operations. The Company has entered into natural gas swaps, crack spread swaps and crude oil basis swaps that are not designated as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.
The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

	Amount of Gain (Loss) Recognized in Realized Gain on Derivative Instruments		Amount of Gain (Loss) Recognized in Unrealized Gain (Loss) on Derivative Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2021	2020	2021	2020
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(16.3)	$4.0
Natural gas swaps	—	0.2	—	—
Crack spread swaps	—	29.9	—	(2.2)
Montana/Renewables segment:
Inventory financing obligation	—	—	(9.4)	1.1
WCS crude oil basis swaps	1.1	19.5	1.3	(0.1)
Total	$1.1	$49.6	$(24.4)	$2.8
Derivative Positions
As of December 31, 2021, the Company had no outstanding derivative contracts.
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
Pension Assets
Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2021 and 2020, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Pension Plan investments	$34.5	$—	$—	$34.5	$34.4	$—	$—	$34.4
Total recurring assets at fair value	$34.5	$—	$—	$34.5	$34.4	$—	$—	$34.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(27.9)	$(27.9)	$—	$—	$(2.2)	$(2.2)
WCS crude oil basis swaps	—	—	—	—	—	—	(1.3)	(1.3)
Total derivative liabilities	$—	$—	$(27.9)	$(27.9)	$—	$—	$(3.5)	$(3.5)
RINs obligation	—	(278.9)	—	(278.9)	—	(129.4)	—	(129.4)
Precious metals obligations	(6.8)	—	—	(6.8)	(7.9)	—	—	(7.9)
Liability Awards	(63.1)	—	—	(63.1)	(14.2)	—	—	(14.2)
Total recurring liabilities at fair value	$(69.9)	$(278.9)	$(27.9)	$(376.7)	$(22.1)	$(129.4)	$(3.5)	$(155.0)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,
	2021	2020
Fair value at January 1,	$(3.5)	$(6.3)
Realized gain on derivative instruments	1.1	49.6
Unrealized gain (loss) on derivative instruments	(24.4)	2.8
Settlements	(1.1)	(49.6)
Fair value at December 31,	$(27.9)	$(3.5)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$(24.4)	$2.8
Nonrecurring Fair Value Measurements
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 6 - “Goodwill and Other Intangible Assets” for further information on goodwill impairment.
The Company periodically evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 3 - “Summary of Significant Accounting Policies” for further information on long-lived asset impairment.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Fair Value of Financial Instruments
Cash, cash equivalents and restricted cash
The carrying value of cash, cash equivalents and restricted cash are each considered to be representative of their fair value.
Debt
The estimated fair value of long-term debt at December 31, 2021 and 2020, consists primarily of senior notes. The estimated aggregate fair value of the Company’s 2022 Notes and 2023 Notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s 2024 Secured Notes and 2025 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL Credit Facility, finance lease obligations and other obligations are classified as Level 3. Please read Note 9 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		December 31, 2021		December 31, 2020
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2022 Notes and 2023 Notes	1	$325.6	$322.3	$468.6	$471.9
2024 Secured Notes and 2025 Notes	2	$815.3	$742.0	$780.8	$739.6
Revolving credit facility	3	$—	$(2.0)	$108.0	$104.8
MRL Credit Facility	3	$303.5	$296.2	$—	$—
Shreveport terminal asset financing arrangement	3	$64.3	$63.0	$—	$—
Finance leases and other obligations	3	$4.7	$4.7	$6.0	$6.0
12. Partners’ Capital (Deficit)
Units Authorized
As of December 31, 2021 and 2020, the Company has 91,073,023 of common units authorized for issuance.
Units Outstanding
Of the 78,676,262 common units outstanding at December 31, 2021, 62,022,927 common units were held by the public, with the remaining 16,653,335 common units held by the Company’s affiliates (including members of the Company’s general partner and their families).
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
The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the credit agreement) then in effect, and (ii) $60.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 10.0% of the Borrowing Base (as defined in the credit agreement) then in effect, and (b) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the credit agreement) of at least 1.0 to 1.0. The indentures governing the Company’s various senior notes restrict the Company’s ability to make cash distributions. Under the indenture governing the 2023 Notes, the Company may pay distributions to its unitholders in an amount equal to available cash from operating surplus (as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indentures, if the Company’s fixed charge coverage ratio (as defined in the indentures) for the most recently ended four full fiscal quarters is not less than 1.75 to 1.0. If the Company’s fixed charge coverage ratio is less than 1.75 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to a $225.0 million basket, subject to certain customary adjustments described in the indentures. The indentures governing the 2024 Secured Notes and 2025 Notes increase this minimum fixed charge coverage ratio to 3.0 to 1.0, with a basket of $25.0 million if the minimum is not met, also subject to certain customary adjustments described in the indentures.
The Company’s distribution policy is as defined in its partnership agreement. In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders and the Company is not currently permitted to resume cash distributions pursuant to the terms of the indentures governing the Company’s outstanding senior notes. The board of directors of the Company’s general partner will continue to evaluate the Company’s ability to reinstate the quarterly cash distribution. The Company made no distributions to its partners for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the general partner was allocated no incentive distribution rights.
13. Unit-Based Compensation
The Company’s general partner originally adopted a Long-Term Incentive Plan on January 24, 2006, which was amended and restated effective December 10, 2015 and further amended effective December 9, 2021 (the “LTIP”), for its employees, consultants and directors and its affiliates who perform services for the Company. The LTIP provides for the grant of restricted units, phantom units, unit options and substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Following unitholder approval of the December 9, 2021 amendment to the LTIP, which was obtained on February 16, 2022, an aggregate of 5,283,960 common units may be delivered pursuant to awards under the LTIP. Units withheld to satisfy the Company’s general partner’s tax withholding obligations are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the Company’s general partner’s board of directors.
Liability Awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in equity units. Phantom unit Liability Awards are recorded in accrued salaries, wages and benefits in the consolidated balance sheets based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair values of the vested portions of the awards are recorded as increases or decreases to compensation expense within general and administrative expense in the consolidated statements of operations.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phantom Units
Non-employee directors and certain management level employees of the Company’s general partner have been granted phantom units under the terms of the LTIP as part of their respective compensation packages related to fiscal years 2021 and 2020. The phantom units granted to non-employee directors related to fiscal year 2021 have a three-year cliff vest on the third anniversary following the grant date. The phantom units granted to non-employee directors related to fiscal year 2020 have a three-year cliff vest on the third December 31 following the grant date. Awards granted to employees related to fiscal years 2021 and 2020 generally vest on the third December 31 following the grant date. Although ownership of common units related to the vesting of such LTIP phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
Non-employee directors and certain senior management level employees of the Company’s general partner are eligible to defer their earned director fees or earned annual cash incentive amounts, respectively, into the Deferred Compensation Plan. When such individuals elect to defer any portion of their compensation into the plans, these deferred amounts are credited to the participant in the form of phantom units. The compensation committee may recommend a matching contribution for the deferred amounts at its discretion.
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
A summary of the Company’s non-vested phantom units as of December 31, 2021, and the changes during the years ended December 31, 2021 and 2020, are presented below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	2,901,288	$5.21
Granted	3,210,041	2.87
Vested	(2,191,846)	3.11
Forfeited	(1,548,615)	4.28
Non-vested at December 31, 2020	2,370,868	$2.21
Granted	821,964	4.71
Vested	(1,002,338)	3.34
Forfeited	(61,933)	3.68
Non-vested at December 31, 2021	2,128,561	$2.31
For the year ended December 31, 2021, compensation expense of $50.7 million was recognized in the consolidated statements of operations related to phantom unit grants, including $48.9 million attributable to Liability Awards for the year ended December 31, 2021. For the year ended December 31, 2020, compensation expense of $5.5 million was recognized in the consolidated statements of operations related to phantom unit grants, including $4.5 million attributable to Liability Awards for the year ended December 31, 2020. As of December 31, 2021, there was a total of $4.9 million of unrecognized compensation costs related to non-vested phantom unit grants, all of which was attributable to Liability Awards. As of December 31, 2020, there was a total of $5.2 million of unrecognized compensation costs related to non-vested phantom unit grants. These costs are expected to be recognized over a weighted-average period of approximately one year. The total fair value of phantom units vested during the years ended December 31, 2021 and 2020, was $11.7 million and $5.3 million, respectively.

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
The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2021	2020
401(k) Plan matching contribution expense	$5.9	$5.6
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
During 2021, the Company made an immaterial amount of contributions to its Pension Plan and expects to contribute less than $0.1 million to its Pension Plan in 2022.
The accumulated and projected benefit obligations for the Pension Plan were $41.2 million and $43.6 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the discount rate used to determine the benefit obligations was 2.72% and 2.34%, respectively, for the Penreco Pension Plan and 2.70% and 2.35%, respectively, for the Great Falls Pension Plan. For the years ended December 31, 2021 and 2020, the expected return on plan assets for the Penreco Pension Plan and Great Falls Pension Plan was 4.50% and 5.00%, respectively. The fair value of plan assets was $34.5 million and $34.4 million as of December 31, 2021 and 2020, respectively. The estimated benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be less than $2.3 million in each of the next five years.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Accumulated Other Comprehensive Loss
The table below sets forth a summary of changes in accumulated other comprehensive loss by component for the years ended December 31, 2021 and 2020 (in millions):

	Derivatives	Defined Benefit Pension And Retiree Health Benefit Plans	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$0.2	$(10.8)	$(10.6)
Other comprehensive loss before reclassifications	(0.2)	(1.5)	(1.7)
Net current period other comprehensive loss	(0.2)	(1.5)	(1.7)
Accumulated other comprehensive loss at December 31, 2020	$—	$(12.3)	$(12.3)
Other comprehensive income before reclassifications	—	2.2	2.2
Net current period other comprehensive income	—	2.2	2.2
Accumulated other comprehensive loss at December 31, 2021	$—	$(10.1)	$(10.1)
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
For the years ended December 31, 2021 and 2020, the Company recognized income tax expense of $1.5 million and $1.1 million, respectively.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.
17. Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Year Ended December 31,
	2021	2020
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(260.1)	$(149.0)
Less:
General partner’s interest in net loss	(5.2)	(3.0)
Net loss available to limited partners	$(254.9)	$(146.0)
Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding (1)	78,980,839	78,369,091
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(3.23)	$(1.86)

(1)    Total diluted weighted average limited partner units outstanding excludes a de-minimus amount of potentially dilutive phantom units which would have been anti-dilutive for the year ended December 31, 2020.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Transactions with Related Parties
During the years ended December 31, 2021 and 2020, the Company had product sales to related parties of $19.9 million and $16.4 million, respectively. Trade accounts and other receivables from related parties at December 31, 2021 and 2020 were $3.1 million and $0.9 million, respectively. The Company also had purchases from related parties during the years ended December 31, 2021 and 2020 of $9.7 million and $16.3 million, respectively. Accounts payable to related parties were $2.3 million and $1.6 million, at December 31, 2021 and 2020, respectively.
The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.
19. Segments and Related Information
Segment Reporting
The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated by the chief operating decision makers (“CODM”). Effective January 1, 2021, the Company reorganized its business segments as a result of a change in how the CODM allocates resources, makes operating decisions and assesses the performance of its business. As a result, as of January 1, 2021, the Company’s operations are managed by the CODM using the following reportable segments:
•Specialty Products and Solutions. The Specialty Products and Solutions segment consists of our customer-focused solutions and formulations businesses, covering multiple specialty product lines, anchored by our unique integrated complex in Northwest Louisiana. In this segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products.
•Montana/Renewables. The Montana/Renewables segment is composed of our Great Falls refinery and dual-train energy transition project. When our Great Falls renewable diesel facility is operational, we will process a variety of geographically advantaged renewable feedstocks into renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/aviation fuel, and renewable diesel that we expect to distribute into renewable markets in the western half of North America. At our Montana specialty refinery, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
•Performance Brands. The Performance Brands segment includes our fast-growing portfolio of high-quality, high-performing brands. In this segment, we blend, package, and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands.
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
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 3 - “Summary of Significant Accounting Policies,” except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. In addition, the accounting policies of the reporting segments for shipping and handling costs, which are primarily costs paid to third-party shippers for transporting products to customers, are the same as that described in Note 2 - “Change in Accounting Policy.” The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment;

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Reportable segment information is as follows (in millions):

Year Ended December 31, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$2,111.4	$252.9	$783.7	$—	$—	$3,148.0
Inter-segment sales	16.1	—	—	—	(16.1)	—
Total sales	$2,127.5	$252.9	$783.7	$—	$(16.1)	$3,148.0

Adjusted EBITDA	$104.6	$33.8	$44.4	$(72.5)	$—	$110.3
Reconciling items to net loss:
Depreciation and amortization	68.5	13.6	34.6	8.0	—	124.7
LCM / LIFO gain	(35.1)	(3.8)	(11.4)	—	—	(50.3)
Loss on impairment and disposal of assets	3.1	0.1	0.8	0.1	—	4.1
Gain on sale of business, net	(0.2)	—	—	—	—	(0.2)
Interest expense	18.5	0.3	8.3	122.4	—	149.5
Unrealized loss on derivatives	16.3	—	8.1	—	—	24.4
RINs mark-to-market loss	40.9	—	16.8	—	—	57.7
Other non-recurring expenses						8.3
Equity based compensation and other items						50.7
Income tax expense						1.5
Net loss						$(260.1)

Capital expenditures	$57.6	$3.3	$83.0	$—	$—	$143.9
PP&E, net	$375.5	$34.3	$531.3	$8.6	$—	$949.7

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2020	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,528.9	$234.1	$505.2	$—	$—	$2,268.2
Inter-segment sales	12.6	0.3	—	—	(12.9)	—
Total sales	$1,541.5	$234.4	$505.2	$—	$(12.9)	$2,268.2

Adjusted EBITDA	$151.0	$61.1	$71.4	$(66.2)	$—	$217.3
Reconciling items to net loss:
Depreciation and amortization	60.9	16.0	35.1	7.7	—	119.7
LCM / LIFO loss	23.5	1.5	3.5	—	—	28.5
Loss on impairment and disposal of assets	0.2	1.4	—	5.2	—	6.8
Gain on sale of business, net	(1.0)	—	—	—	—	(1.0)
Interest expense	0.6	0.3	0.4	124.6	—	125.9
Unrealized gain on derivatives	(1.8)	—	(1.0)	—	—	(2.8)
RINs mark-to-market loss	53.7	—	22.1	—	—	75.8
Other non-recurring expenses						2.4
Equity-based compensation and other items						9.9
Income tax expense						1.1
Net loss						$(149.0)

Capital expenditures	$49.8	$1.7	$14.2	$1.7	$—	$67.4
PP&E, net	$406.0	$34.0	$463.2	$16.6	$—	$919.8
Geographic Information
International sales accounted for less than ten percent of consolidated sales in each of the years ended December 31, 2021 and 2020, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information
The Company offers specialty, fuels, and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, high-performance branded specialty products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment (dollars in millions):

	Year Ended December 31,
	2021		2020
Specialty Products and Solutions:
Lubricating oils	$658.7	20.9%	$473.5	20.9%
Solvents	303.7	9.7%	236.2	10.4%
Waxes	151.7	4.8%	129.1	5.7%
Fuels, asphalt and other by-products	997.3	31.7%	690.1	30.4%
Total	$2,111.4	67.1%	$1,528.9	67.4%
Montana/Renewables:
Gasoline	$188.3	6.0%	$135.9	6.0%
Diesel	324.9	10.3%	204.1	9.0%
Jet fuel	27.5	0.9%	14.6	0.7%
Asphalt, heavy fuel oils and other	243.0	7.7%	150.6	6.6%
Total	$783.7	24.9%	$505.2	22.3%

Performance Brands:	$252.9	8.0%	$234.1	10.3%

Consolidated sales	$3,148.0	100.0%	$2,268.2	100.0%
Major Customers
During the years ended December 31, 2021 and 2020, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the years ended December 31, 2021 and 2020, the Company had two counterparties that supplied approximately 90.2% and 82.9%, respectively, of its crude oil supply.
20. Unrestricted Subsidiaries
As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means Montana Renewables Holdings, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the Company’s general partner’s board of directors as an unrestricted subsidiary, but only to the extent that such subsidiary:
•has no indebtedness other than non-recourse debt owing to any person other than the Company or any of its restricted subsidiaries, except to the extent permitted by the indentures of the senior notes;
•is not party to any agreement, contract, arrangement or understanding with the Company or any restricted subsidiary of the Company unless the terms of any such agreement, contract, arrangement or other understanding are no less favorable to the Company or such restricted subsidiary than those that might be obtained at the time from persons who are not affiliates of the Company, except to the extent permitted by the indentures of the senior notes;
•is a person with respect to which neither the Company nor any of its restricted subsidiaries has any direct or indirect obligation (a) to subscribe for additional equity interests or (b) to maintain or preserve such person’s financial condition or to cause such person to achieve any specified levels of operating results, except to the extent permitted by the indentures of the senior notes; and
•has not guaranteed or otherwise directly or indirectly provided credit support for any indebtedness of the Company or any of its restricted subsidiaries.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2021, Montana Renewables Holdings and MRL were the only unrestricted subsidiaries of the Company. The Company had no unrestricted subsidiaries for the year ended December 31, 2020. In accordance with the indentures governing the Company’s outstanding senior notes, the following table sets forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of December 31, 2021.

December 31, 2021	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Accounts receivable - Trade	$216.8	$—	$—	$216.8
Accounts receivable - Intercompany	$—	$6.9	$(6.9)	$—
Property, plant and equipment, net	$698.4	$390.3	$(139.0)	$949.7
Restricted cash	$—	$83.8	$—	$83.8
Accounts payable - Intercompany	$—	$43.1	$(43.1)	$—
Long-term debt	$1,122.6	$296.2	$—	$1,418.8
Partners’ capital (deficit)	$(379.7)	$(5.4)	$—	$(385.1)
Partners’ capital (deficit) - Intercompany	$—	$146.7	$(146.7)	$—
For the year ended December 31, 2021, the Company’s unrestricted subsidiaries had tolling revenue of $6.9 million, operating costs of $5.4 million, which was exclusive of depreciation expense of $1.7 million, and interest expense of $5.2 million.
21. Subsequent Events
As of March 1, 2022, the fair value of the Company’s derivative liabilities has increased by approximately $16.9 million subsequent to December 31, 2021.
On January 20, 2022, the Company issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.
On January 12, 2022, the Company issued a notice of conditional redemption for $325.0 million in aggregate principal amount of the 2023 Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022, conditioned on the completion of an offering of at least $300.0 million aggregate principal amount of senior debt securities on or before February 11, 2022. As the conditions precedent were met on January 20, 2022, the Company funded the redemption of the 2023 Notes with the net proceeds from the offering of the 2027 Notes and the remainder from cash on hand. In conjunction with the redemption, the Company incurred debt extinguishment costs of $2.5 million.
On January 20, 2022, the Company entered into the Third Amendment to its revolving credit facility (the “Credit Facility Amendment”), which, among other changes, (a) extends the term of the revolving credit facility for five years from the date of the Credit Facility Amendment, (b) reduces aggregate commitments under the revolving credit facility to $500.0 million, which includes a FILO tranche, and (c) replaces LIBOR as a reference interest rate with a new reference interest rate based on Secured Overnight Financing Rate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”), and has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Remediated Material Weakness
As of December 31, 2021, we have remediated the previously disclosed material weakness related to:
•The untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts.
With oversight from senior management, as well as oversight by the audit and finance committee of the board of directors, we implemented changes to our internal control over financial reporting, which contributed to the remediation of the of the material weaknesses described above. Remediation activities included the following:
•Reviewing, analyzing and properly documenting account reconciliations and our processes related to internal controls over financial reporting.
•Design and implementation of effective review and approval controls. These controls addressed the accuracy and completeness of the data used in the performance of the respective controls.
Changes in Internal Control over Financial Reporting
Other than those described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC
General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Calumet Specialty Products Partners, L.P. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes, and our report dated March 4, 2022, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 4, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Pursuant to Section 5615 of the Nasdaq Stock Market, LLC Marketplace Rules (“Nasdaq Rules”), a listed limited partnership like us is not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, three of our general partner’s nine directors are “independent” as that term is defined in the Nasdaq Rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the Nasdaq Rules and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Robert E. Funk, and Daniel L. Sheets. The board of directors held five meetings during 2021.
The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.
Directors and Executive Officers
The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of March 4, 2022:

Name	Age	Position with Calumet GP, LLC
Fred M. Fehsenfeld, Jr.	71	Chairman of the Board
Stephen P. Mawer	57	Chief Executive Officer
Todd Borgmann	39	Executive Vice President — Chief Financial Officer
Bruce A. Fleming	65	Executive Vice President — Montana Renewables & Corporate Development
Scott Obermeier	49	Executive Vice President — Specialty Products & Solutions
Vincent Donargo	61	Chief Accounting Officer
Marc Lawn	49	Executive Vice President - Performance Brands
James S. Carter	72	Director
Robert E. Funk	76	Director
Daniel J. Sajkowski	62	Director
Amy M. Schumacher	50	Director
Daniel L. Sheets	64	Director
Paul C. Raymond III	56	Director
Jennifer G. Straumins	48	Director
Each director’s biographical information set forth below includes the particular experience and qualifications that led the board of directors to conclude that the director is qualified to serve in such capacity.
Fred M. Fehsenfeld, Jr. has served as the chairman of the board of our general partner since September 2005. Mr. Fehsenfeld also served as the vice chairman of the board of our Predecessor from 1990 until our initial public offering. Mr. Fehsenfeld has worked for The Heritage Group in various capacities since 1977, including serving as Chief Executive Officer from 1980 to 2020. Mr. Fehsenfeld currently serves as chairman of The Heritage Group Holdings Company Board as well as managing trustee of The Heritage Group Board of Trustees. Mr. Fehsenfeld received his B.S. in mechanical engineering from Duke University and his M.S. in management from the Massachusetts Institute of Technology Sloan School.

As co-founder of our Predecessor, Mr. Fehsenfeld has an extensive knowledge base regarding the Company’s operations and has participated in all major strategic decision making for the Company and our Predecessor since their inception. Mr. Fehsenfeld has served in lead executive roles, including the role of chairman and chief executive officer, for a multitude of different companies within The Heritage Group, providing a breadth of experience in leadership and management across a wide variety of industries, including energy. Since 2008, Mr. Fehsenfeld has served as chairman of the board of directors of Heritage-Crystal Clean, Inc., a publicly-traded environmental services company which is owned in part by The Heritage Group. Mr. Fehsenfeld is the father of Amy M. Schumacher, member of the board of directors of our general partner.
Stephen P. Mawer has served as chief executive officer of our general partner since April 2020 and a board member of our general partner since March 2016. He retired as president of Koch Supply & Trading in 2014 following a 27-year career in commodities trading, risk management and refining operations. While at Koch, Mr. Mawer led global commodities trading and served as a senior member of the Koch Industries management team. Mr. Mawer holds Bachelor’s and Master’s degrees in chemical engineering from the University of Cambridge, England. Currently, he serves as a member of the Board of Directors at Zenith Energy Management, a midstream company, as well as chairman of ClimeCo Corporation, an environmental commodities development and management company. He previously served as a member of the advisory board of Heritage Environmental Services.
Mr. Mawer brings extensive knowledge of petroleum markets, refining economics, supply/marketing optimization, sustainability and renewable fuels, and risk management.
Todd Borgmann has served as executive vice president - chief financial officer of our general partner since February 2021. Mr. Borgmann has over thirteen years of experience with Calumet, serving the Company across a diverse set of management roles. For the five years preceding the appointment to his current position, Mr. Borgmann served as Senior Vice President - Chief Financial Officer, Senior Vice President - Interim Chief Financial Officer, and Vice President of Supply & Trading, developing extensive knowledge of petroleum markets, refining operations and risk management. Mr. Borgmann has also served as Calumet’s Vice President of Business Development and Director of the Partnership’s White Oils and Petroleum sales. Mr. Borgmann earned a Bachelor of Science in Industrial Engineering from Purdue University and a Masters of Business Administration from the University of Notre Dame.
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
Scott Obermeier was named executive vice president — Specialty products & solutions in January 2021. Prior to the appointment to his current position, Mr. Obermeier served as executive vice president - commercial. Mr. Obermeier has been a vice president with the Company since November 2017 and has more than 20 years of experience in sales and marketing as well as general management roles focused on the specialty chemicals market. Prior to his work with Calumet, he spent 10 years with Univar Solutions Inc., most recently serving as vice president where he managed the global chemical distributor’s organic chemicals business. Mr. Obermeier is a graduate of the University of Northern Iowa, with a degree in chemistry marketing.
Vincent Donargo joined Calumet as our interim Chief Accounting Officer in June 2020, before being appointed to Chief Accounting Officer in August 2020. Mr. Donargo also serves as the Chief Financial Officer of Novus Capital Corporation, a special purpose acquisition corporation, since its inception in March 2020. From December 2019 through March 2020, Mr. Donargo was providing financial advisory and consulting services to private clients. From May 2019 to December 2019, Mr. Donargo served as Executive Vice President and Chief Financial Officer of the Celadon Group Inc. From November 2017 to April 2019, he was Vice President and Chief Accounting Officer of the Celadon Group Inc., where he was brought in to assist with Celadon Group’s financial restructuring. The Celadon Group Inc. filed for Chapter 11 bankruptcy in December 2019. From August 2016 to November 2017, Mr. Donargo was Executive Vice President and Chief Financial Officer of Beaulieu Group LLC, a North American carpet and flooring manufacturing company, where he assisted the company with its financial restructuring process. The Beaulieu Group filed for Chapter 11 bankruptcy in July 2017. Prior to joining Beaulieu Group, Mr. Donargo held senior finance positions at several publicly traded companies, including Executive Vice President and Chief Financial Officer of Brightstar Corporation from April 2014 to August 2016 and Executive Vice President, Chief Financial Officer and Treasurer of Brightpoint, Inc. from September 2005 until it was acquired by Ingram Macro Inc. in November 2012. From 1998 to 2005, Mr. Donargo was the strategic business unit controller, director of finance and corporate controller of Aearo Company, a safety product manufacturing company. Mr. Donargo holds a BA in Accounting from Rutgers University.

Marc Lawn has served as executive vice president- Performance Brands since January 2021. Before this role, Mr. Lawn served as the Company’s chief of staff. Prior to joining the partnership, Mr. Lawn served in various senior strategy and operations roles in BP’s lubricants business between 2010 and 2016. Before that, Mr. Lawn held senior positions with Honda Motor Company operating in the United Kingdom. Mr. Lawn brings a broad range of experience across multiple industries, serving in multiple business functions across sales, marketing, operations and supply chain. Mr. Lawn earned a Doctorate in Business Administration from the University of Wales, an MBA from Leicester University, and an LLB (Hons) degree in Law from University College London.
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
Amy M. Schumacher has served as a member of the board of directors of our general partner since September 2014. Ms. Schumacher has been part of The Heritage Group family of businesses since 2003, working in various capacities and leading a variety of growth projects along the way. In 2008, Ms. Schumacher founded Monument Chemical and served as President and CEO for eight years. In 2016, Ms. Schumacher transitioned to President of The Heritage Group and was appointed Chief Executive Officer in 2020. From 1998 to 2003, Ms. Schumacher served as a consultant with Accenture. Ms. Schumacher received her B.S. in civil engineering from Purdue University and her M.S. in management from the Massachusetts Institute of Technology Sloan School. Ms. Schumacher currently serves as a trustee for The Heritage Group and sits on a number of private subsidiary boards. Ms. Schumacher is the daughter of Fred M. Fehsenfeld, Jr., the chairman of the board of our general partner.
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
Mr. Raymond brings extensive specialty chemicals knowledge and strategic insights, and his impressive track record leading and growing similar businesses make him a terrific asset and provides helpful insight to the Partnership's board of directors.
Jennifer G. Straumins has served as a member of the board of directors of our general partner since February 2021. Ms. Straumins is the Chairman of Maverick Performance Products’ Board of Directors and a Board member for Wincoram Asset Management. Prior to founding Maverick Performance Product’s, Jennifer was an employee of Calumet Specialty Products Partners for 13 years holding various positions. Prior to joining Calumet, Jennifer held financial planning positions with Great Lakes Chemical Company and Exxon Chemical Company. Jennifer received her B.E. in Chemical Engineering from Vanderbilt University and her MBA from the University of Kansas.
Ms. Straumins brings extensive specialty chemicals knowledge and strategic insights. Her background provides helpful insight to the Company in its implementation of strategic initiatives and operations in general.
Board of Directors Committees
Conflicts Committee
Two members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be owners, officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The two independent board members who serve on the conflicts committee are Messrs. James S. Carter and Robert E. Funk. Mr. Funk serves as the chair of the conflicts committee. The conflicts committee held no meetings during 2021.
Compensation Committee
The board of directors of our general partner also has a compensation committee which, among other responsibilities, has overall responsibility for evaluating and either approving or recommending to the board of directors the director, chief executive officer and senior executive compensation plans, policies and programs of the Company. Nasdaq does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Messrs. Fred M. Fehsenfeld, Jr., Daniel L. Sheets and Ms. Amy M. Schumacher serve as members of our compensation committee. Mr. Sheets serves as the chair of the compensation committee. Mr. Fehsenfeld and Ms. Schumacher are not independent members of the compensation committee. The compensation committee held four meetings during 2021.
The board of directors has adopted a written charter for the compensation committee which defines the scope of the committee’s authority. The committee may form and delegate some or all of its authority to subcommittees comprised of committee members when it deems appropriate. The committee is responsible for reviewing and recommending to the board of directors for its approval the annual salary and other compensation components for the chief executive officer. The committee reviews and makes recommendations to the board of directors for its approval of any of the Company’s equity compensation-based plans, including the Long-Term Incentive Plan, or any cash bonus or incentive compensation plans or programs. Also, the committee reviews and approves all annual salary and other compensation arrangements and components for the senior executives of the Company. Further, the compensation committee periodically reviews and makes a recommendation to the board of directors for changes in the compensation of all directors. The committee has the authority to retain or terminate any compensation consultant that assists it in the evaluation of director and senior executive compensation and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The committee did not engage a compensation consultant for the 2021 year.

Audit and Finance Committee
The board of directors of our general partner has an audit and finance committee comprised of three directors, Messrs. James S. Carter, Robert E. Funk, and Daniel L. Sheets, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by Nasdaq and the SEC. In addition, the board of directors of our general partner has determined that Mr. Carter is an “audit committee financial expert” as defined by the SEC. Mr. Carter serves as the chair of the audit and finance committee. The audit and finance committee held seven meetings during 2021.
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
Risk Committee
The board of directors of our general partner has established a risk committee which, among other responsibilities, oversees the Company’s risk assessment practices. Messrs. Robert E. Funk, Daniel J. Sajkowski, Paul C. Raymond III, Stephen P. Mawer, and Ms. Jennifer G. Straumins serve as members of our risk committee. Mr. Sajkowski serves as the chair of the risk committee. The board of directors has adopted a written charter for the risk committee which defines the scope of the committee’s authority. The risk committee held four meetings during 2021.
Strategy and Growth Committee
The board of directors of our general partner has established a strategy and growth committee which, among other responsibilities, oversees our (i) long-term strategy, (ii) risks and opportunities relating to such strategy, (iii) strategic decisions regarding investments, mergers, acquisitions and divestitures, (iv) capitalization, (v) ownership structure and (vi) distribution policy. Messrs. Fred M. Fehsenfeld, Jr., Robert E. Funk, Paul C. Raymond III, Stephen P. Mawer, and Ms. Jennifer G. Straumins serve as members of the strategy and growth committee. The board of directors has adopted a written charter for the strategy and growth committee which defines the scope of the committee’s authority. The strategy and growth committee held five meetings during 2021.
Talent and Leadership Development Committee
The board of directors of our general partner has established a talent and leadership development committee which, among other responsibilities, monitors our strategic, long-term, and sustainable approach to talent and development issues relating to people. Messrs. Daniel J. Sajkowski, Daniel L. Sheets and Ms. Amy M. Schumacher serve as members of our talent and leadership development committee. Ms. Schumacher serves as the chair of the talent and leadership development committee. The board of directors has adopted a written charter for the talent and leadership development committee which defines the scope of the committee’s authority. The talent and leadership development committee held three meetings during 2021.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers, employees and contractors.
Available on our website at www.calumetspecialty.com are copies of our board of director’s committee charters and Code of Business Conduct and Ethics, all of which also will be provided to unitholders without charge upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway East Drive, Indianapolis, Indiana, 46214. We intend to disclose, to the extent required, future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on our website within four business days following the date of the amendment or waiver.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2021, Calumet’s directors and executive officers filed all reports required by Section 16(a) with the exception of one late Form 3 filing related to the initial statement of beneficial ownership of securities for Marc Lawn, which was filed on December 30, 2021.

Item 11. Executive and Director Compensation
Overview
We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers during the 2021 fiscal year (or individuals that would have been our most highly compensated executive officers had they been providing services at the end of the year). For purposes of this executive compensation discussion, the names and positions of our named executive officers for the 2021 fiscal year were:
•Stephen P. Mawer — Chief Executive Officer,
•Bruce A. Fleming — Executive Vice President — Montana Renewables & Corporate Strategy, and
•Scott Obermeier — Executive Vice President — Specialty Products & Solutions.
For the 2021 fiscal year, we are voluntarily providing additional disclosure in this Executive and Director Compensation section regarding the following additional executive officer:
•Todd Borgmann — Executive Vice President — Chief Financial Officer.
The compensation committee of the board of directors of our general partner oversees our compensation programs. Our general partner maintains compensation and benefits programs designed to allow us to attract, motivate and retain the best possible employees to manage us, including executive compensation programs designed to reward the achievement of both short-term and long-term goals necessary to promote growth and generate positive unitholder returns. Our general partner’s executive compensation programs are based on a pay-for-performance philosophy, including measurement of our performance against the specified financial target of Adjusted EBITDA (as defined in Item 7 “Management’s Discussion and Analysis - Non-GAAP Financial Measures”). Our executive compensation programs include both long-term and short-term compensation elements which, together with base salary and employee benefits, provide a total compensation package intended to be competitive with similar companies.
Under their collective authority, the compensation committee and the board of directors maintain the right to develop and modify compensation programs and policies as they deem appropriate. Factors they may consider in making decisions to materially increase or decrease compensation include our overall financial performance, our growth over time, changes in the complexity of our business operations as well as individual executive job scope, complexity and performance, and changes in competitive compensation practices in our defined labor markets. In determining any forms of compensation other than the base salary for the senior executives, or in the case of the chief executive officer, the recommendation to the board of directors of the forms of compensation for the chief executive officer, the compensation committee considers our financial performance and relative unitholder return, the value of similar incentive awards to senior executives at comparable companies and the awards granted to senior executives in past years.
Summary Compensation Table
The following table sets forth the annual compensation earned by or granted to our named executive officers and the other executive officer identified above for the years ended December 31, 2021 and 2020. Mr. Borgmann was not an executive officer of the Company until February 2021.

	Summary Compensation Table for 2021
Name and Principal Position	Year	Salary (1)	Bonus (2)	Unit Awards (3)	All Other Compensation (4)	Total
Stephen P. Mawer Chief Executive Officer	2021	$725,000	$543,750	$271,874	$16,564	$1,557,188
	2020	$543,750	$—	$61,270	$70,019	$675,039
Bruce A. Fleming Executive Vice President - Montana Renewables & Corporate Strategy	2021	$431,197	$323,498	$126,823	$19,830	$901,348
	2020	$422,742	$—	$—	$19,553	$442,295
Scott Obermeier Executive Vice President - Specialty Products & Solutions	2021	$342,990	$257,243	$99,898	$11,724	$711,855
	2020	$333,000	$100,000	$1,120,126	$11,980	$1,565,106
Todd Borgmann Executive Vice President - Chief Financial Officer	2021	$334,100	$250,575	$97,498	$19,897	$702,070

(1)As it relates to Mr. Mawer, the amounts reported as salary for fiscal year 2020 represent the pro-rated portion of the annual salary paid to him for the period of time he was employed by our General Partner during the 2020 fiscal year. Mr. Mawer’s annualized salary for fiscal year 2020 was $725,000. Mr. Mawer declined a salary increase for fiscal years 2021 and 2022.
(2)The amounts for 2021 reflect the cash portion of discretionary bonuses awarded to the executive officers, as described below under “Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-end Table - Elements of Executive Compensation - Short-Term Cash Bonus Awards.” The portion of the annual bonuses were settled in phantom units will be reported as 2022 compensation in our 2022 Summary Compensation Table as such equity awards were granted in early 2022.
(3)The amounts for 2021 include the aggregate grant date fair value of the following phantom unit awards granted in 2021 pursuant to our Long-Term Incentive Plan: (i) 68,310 phantom unit awards granted to Mr. Mawer, (ii) 31,865 phantom unit awards granted to Mr. Fleming, (iii) 25,100 phantom unit awards granted to Mr. Obermeier, and (iv) 24,497 phantom unit awards granted to Mr. Borgmann. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. Please read Note 13 to our consolidated financial statements for the fiscal year ending December 31, 2021 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.
(4)The following table provides the aggregate “All Other Compensation” information for each of the listed executive officers for 2021:

	Stephen P. Mawer	Bruce A. Fleming	Scott Obermeier	Todd Borgmann
401(k) Plan Matching Contributions	$14,500	$14,501	$10,018	$16,298
HSA Plan Matching Contributions	1,000	—	—	—
Long-Term Disability Insurance Premiums	253	1,431	675	1,431
Long-Term Disability Insurance Premium Tax Gross-up	811	1,860	503	1,860
Term Life Insurance Premiums	—	2,038	528	308
Total	$16,564	$19,830	$11,724	$19,897
Outstanding Equity Awards at Fiscal Year-End
The table below reflects information regarding outstanding unit awards held by the listed executive officers as of December 31, 2021. None of the listed executive officers held outstanding option awards.

	Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Stephen P. Mawer	75,498	$996,574
Bruce A. Fleming	77,384	$1,021,469
Scott Obermeier	275,092	$3,631,214
Todd Borgmann	24,497	$323,360

(1)The phantom units in this column reflect time-based phantom units held by the listed executive officers as of December 31, 2021. These phantom units will vest as follows:

Vesting Date	Stephen P. Mawer	Bruce A. Fleming	Scott Obermeier	Todd Borgmann
July 1, 2022	2,911	15,173	—	—
December 31, 2022	—	—	249,992	—
July 1, 2023	2,913	15,173	—	—
December 31, 2023	68,310	31,865	25,100	24,497
July 1, 2024	1,364	15,173	—	—
	75,498	77,384	275,092	24,497

(2)Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $13.20 of our common units at December 31, 2021 by the number of phantom units outstanding.
Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End Table
Elements of Executive Compensation
The compensation committee believes the total compensation and benefits program for our executive officers should consist of the following:
•base salary;
•annual incentive plan which includes short-term cash awards and an optional deferral element;
•long-term incentive compensation, including unit-based awards;
•retirement, health and welfare benefits; and
•limited perquisites.
These elements are designed to constitute an integrated executive compensation structure meant to incentivize a high level of individual executive officer performance in line with our financial and operating goals.
Base Salary
Salaries provide executives with a base level of semi-monthly income as consideration for fulfillment of certain roles and responsibilities. The base salary levels are intended to assist in attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, changes in the base salary levels for our executive officers are reviewed on an annual basis by the compensation committee and are effective at the beginning of the following fiscal year. No changes to base salary for our executive officers were made during 2021.
Short-Term Cash Bonus Awards
We provide short-term cash bonus awards to executive officers under our annual cash incentive plan (the “Cash Incentive Plan”). These awards are designed to aid in retaining and motivating executives to assist us in meeting our financial performance objectives on an annual basis. Short-term cash awards are generally granted to our executive officers based on the achievement of Adjusted EBITDA (as defined in Item 7 “Management’s Discussion and Analysis - Non-GAAP Financial Measures”) performance targets. We utilize Adjusted EBITDA as our annual incentive target because it establishes a direct link between executive compensation and our financial performance.
The compensation committee establishes minimum, target and stretch incentive opportunities for each executive officer expressed as a percentage of base salary. For the 2021 award, bonus payouts were based upon our achievement of a minimum, target, or stretch level of Adjusted EBITDA for the fiscal year. At the recommendation of the compensation committee, the board of directors approved Adjusted EBITDA targets for the performance period based on budgets prepared by management after considering the specific circumstances we expected to face during the year.
Generally, no awards are paid under the Cash Incentive Plan unless we achieve at least the minimum performance goal. For fiscal year 2021, the minimum Adjusted EBITDA goal was set at $150.0 million. For the reasons described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2021 Update,” we did not achieve the minimum Adjusted EBITDA goal for 2021, as defined in the Cash Incentive Plan, and achieved an Adjusted EBITDA of $110.3 million. Despite not achieving the minimum Adjusted EBITDA goal, the compensation committee and board of directors considered, amongst other things, the performance of the Company’s unit price in the current year, which significantly appreciated throughout 2021, the successful management of the COVID-19 pandemic, and the achievement of other key strategic business objectives, and approved bonus payments for all eligible employees, including the following bonus payments for each of the following executive officers.

Name	Bonus
Stephen P. Mawer	$1,087,500
Bruce A. Fleming	$646,896
Scott Obermeier	$514,485
Todd Borgmann	$501,150
All bonus amounts earned by our executive officers for fiscal year 2021 will be paid 50% in cash and 50% in phantom unit awards granted pursuant to our Long-Term Incentive Plan. Such phantom unit awards will vest in full on the third anniversary of the date of grant.

Executive Deferred Compensation Plan
We maintain the Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) to encourage our officers to save for retirement and to assist us in retaining our officers. Pursuant to the Deferred Compensation Plan, a select group of management, including the executive officers listed in this Item 11, and all of the non-employee directors are eligible to participate by making an annual irrevocable election to defer, in the case of management, all or a portion of their annual cash incentive award under the Cash Incentive Plan, and, in the case of non-management directors, all or none of their annual cash retainer.
The deferred amounts are credited to participants’ accounts in the form of phantom units, with each phantom unit representing a notional unit that entitles the holder to receive either an actual common unit or the cash value of a common unit (determined by using the fair market value of a common unit at the time a determination is needed). The phantom units credited to each participant’s account also receive distribution equivalent rights, which are credited to the participant’s account in the form of additional phantom units. In our sole discretion, we may make matching contributions of phantom units or purely discretionary contributions of phantom units, in amounts and at times as the compensation committee recommends and the board of directors approves. We did not make any discretionary matching contributions of phantom units under the Deferred Compensation Plan during 2021.
Participants will at all times be 100% vested in amounts they have deferred; however, amounts we have contributed may be subject to a vesting schedule, as determined appropriate by the compensation committee. Distributions from the Deferred Compensation Plan are payable on the earlier of the date specified by each participant on their deferral election form and the participant’s termination of employment. Death, disability, normal retirement or a change in control require automatic distribution of the Deferred Compensation Plan benefits, and will also accelerate at that time the vesting of any portion of a participant’s account that has not already become vested. Benefits will be distributed to participants in the form of our common units, cash or a combination of common units and cash at the election of the compensation committee. In the event that accounts are paid in common units, such units will be distributed pursuant to the Long-Term Incentive Plan. Unvested portions of a participant’s account will be forfeited in the event that a distribution was due to a participant’s voluntary resignation or a termination for cause. To ensure compliance with Section 409A of the Code, distributions to participants that are considered “specified employees” (as defined in Code Section 409A of the Code) may be delayed for a period of six months following such employees’ termination of employment with us.
Long-Term Unit-Based Awards
Long-term unit-based awards may consist of any type of award authorized pursuant to our Long-Term Incentive Plan, including phantom units, restricted units, unit options, substitution awards and DERs. In recent years we have granted phantom units to our executive officers, both time-based and performance-based.
The equity-based awards under the Long-Term Incentive Plan provided to our executive officers in 2021 were awarded at the discretion of the compensation committee. In February 2021, each executive officer received the following grant of time-based phantom units which vest in full on December 31, 2023, subject to the executive officer’s continued employment through such date:

Name	Number of Phantom Units
Stephen P. Mawer	68,310
Bruce A. Fleming	31,865
Scott Obermeier	25,100
Todd Borgmann	24,497
Long-term equity-based awards containing extended cliff vesting further aligns the interests of applicable executives with our unitholders in the longer-term and reinforces unit ownership levels among executives.
Health and Welfare Benefits
We offer a variety of health and welfare benefits to all eligible employees of our general partner. These benefits are consistent with the types of benefits provided by our peer group and are provided to maintain a competitive position in terms of attracting and retaining executive officers and other employees. In addition, the health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. The executive officers generally are eligible for the same benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, pharmacy, dental, life and accidental death and dismemberment insurance coverages.

In addition, all employees working over 30 hours per week are eligible for long-term disability coverage. In addition to the long-term disability coverage provided to all eligible employees, we provide our executive officers with a compensation allowance, which is grossed up for the payment of taxes, to allow them to purchase additional long-term disability coverage on an after-tax basis at no net cost to them. As structured, these combined long-term disability benefits will pay 60% of monthly earnings, as defined by the policy, up to a maximum of $15,000 per month during a period of continuing disability up to normal retirement age, as defined by the policy.
Retirement Benefits
We provide the Calumet GP, LLC Retirement Savings Plan (the “401(k) Plan”) to assist our eligible officers and employees in saving for their retirement. Our executive officers participate in the same retirement savings plan as other eligible employees. We match 100% of each 1% of eligible compensation contributed by the participant up to 4% and 50% of each additional 1% of eligible compensation contributed up to 6%, for a maximum contribution by us of 5% of eligible compensation contributed per participant.
Perquisites
We provide our executive officers with limited perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation programs and philosophy. These benefits are provided in order to enable us to attract and retain these executives. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.
Each executive officer is provided with all, or certain of, the following benefits as a supplement to their other compensation:
•Executive Physical Program: We generally pay for a complete and professional annual personal physical exam for each executive officer discussed in this Item 11 appropriate for their age to improve their health and productivity.
•Spousal and Family Travel: On an occasional basis, we pay expenses related to travel of the spouses or certain family members of our executive officers in order to accompany the executive officer to business-related events. For the year ended December 31, 2021, we paid no expenses related to travel for family members of our executive officers.
The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate.
Executive Agreements
As of December 31, 2021, there were no active employment agreements between our general partner and our executive officers. We provide offer letters to newly hired or promoted employees that set forth the general terms of their employment with us as of the offer letter date, but those letters do not provide for severance, change in control or other post-termination benefits.
Potential Payments Upon Termination or Change in Control
We provide certain of our executive officers with severance and change in control benefits in order to provide them with assurances against certain types of terminations without cause and in the event of a change in control transaction. This type of protection is intended to provide the executive with a basis for keeping focus without concern for his own employment and functioning in the unitholders’ interests at all times. Outside of those described below, we have no agreements with our executive officers that provide for severance or change in control benefits that would provide for any type of assurance against certain types of terminations without cause or in the event of a change in control transaction.

Change of Control and Certain Terminations Pursuant to Long-Term Incentive Plan
Upon a Change of Control (as described below), all outstanding awards granted pursuant to the Long-Term Incentive Plan will automatically vest and be payable at their target level or become exercisable in full, as the case may be, or any restricted periods connected to the award shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. We provide these “single-trigger” change of control benefits because we believe such benefits were important retention tools for us - acceleration enables employees, including the executive officers, to realize value from these awards in the event that we go through a change of control transaction. In addition, we believe that it is important to provide the executive officers with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and post-termination as they seek future employment. Whether or not a change of control results in a termination of our officers’ employment with us or a successor entity, we aim to provide our officers with certain guarantees regarding the importance of equity incentive compensation awards they were granted prior to that change of control. Further, we believe that change of control protection allows management to focus their attention and energy on the business transaction at hand without any distractions regarding the effects of a change of control. Also, we believe that such protection maximize unitholder value by encouraging the executive officers to review objectively any proposed transaction in determining whether such proposed transaction is in the best interest of our unitholders.
For purposes of the Long-Term Incentive Plan, a Change of Control will be deemed to have occurred upon one or more of the following events: (i) any person or group, other than a person or group who is our affiliate, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of our outstanding equity interests; (ii) a person or group, other than our general partner or one of our general partner’s affiliates, becomes our general partner; or (iii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of our assets or the assets of our general partner in one or more transactions to any person or group other than an a person or group who is our affiliate. However, in the event that an award is subject to Section 409A of the Code, a Change of Control shall have the same meaning as such term in the regulations or other guidance issued with respect to Section 409A of the Code for that particular award.
Under the Long-Term Incentive Plan, awards that were outstanding as of December 31, 2021, will also accelerate upon a termination due to death, disability or a normal retirement upon or after reaching the age of 66. We have determined that providing acceleration of the Long-Term Incentive Plan awards upon a death or disability is appropriate because the termination of a participant’s employment with us due to such an occurrence is often an unexpected event, and it is our belief that providing an immediate value to the participant or his family is a competitive retention tool. We also believe that providing for acceleration upon a normal retirement is appropriate given the requirement to remain employed with us until late in his career, and the acceleration of equity awards upon such an event provides the executives with a reassurance that they will receive value for their awards at the end of their career. We have determined that it is in the unitholders’ best interest to provide such retention tools with respect to our equity compensation awards, as they assist in the retention of high level executive talent.
Change of Control with Respect to Deferred Compensation Plan Participants
The Deferred Compensation Plan provides the participants, including participating executive officers, with the opportunity to defer all or a portion of their eligible compensation each year. At the time of their deferral election, the participant may choose a day in the future in which a payout from the plan will occur with respect to their vested account balance, or, if earlier, the payout of vested accounts will occur upon the executive’s termination from service for any reason. Despite the executive’s payout election date, accounts under the Deferred Compensation Plan accounts will become fully vested and be distributed in the event of the executive’s termination from service due to death, disability or normal retirement, or upon the occurrence of a Change of Control (each which generally has the same meaning as under the Long-Term Incentive Plan described above).

Compensation of Directors
Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. Non-employee directors were entitled to fees and equity awards for 2021 that consisted of the following:
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
The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2021:

	Director Compensation Table for 2021
Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Fred M. Fehsenfeld, Jr.	$79,000	$126,333	$205,333
James S. Carter	$94,000	$131,333	$225,333
Robert E. Funk	$95,500	$115,917	$211,417
Daniel J. Sajkowski	$77,500	$100,000	$177,500
Amy M. Schumacher	$79,000	$126,333	$205,333
Daniel L. Sheets	$90,500	$130,167	$220,667
Paul C. Raymond III	$82,500	$127,500	$210,000
Jennifer G. Straumins (3)	$58,125	$100,000	$158,125

(1)The amounts in this column include director fees which have been deferred under the Deferred Compensation Plan. During 2021, each non-employee director other than Mr. Sajkowski elected to defer some or all of their director fees. Ms. Straumins was not eligible to participate in the Deferred Compensation Plan for fiscal year 2021.
(2)The amounts in this column are calculated based on the aggregate grant date fair value of (i) annual phantom unit awards issued to non-employee directors serving on the board on the date the awards were granted, and (ii) matching phantom unit awards granted to those non-employee directors who deferred all, or a portion of, the fees they earned in 2021 pursuant to the Deferred Compensation Plan. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. Please read Note 13 to our consolidated financial statements for the fiscal year ending December 31, 2021 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. As of December 31, 2021, the following directors each held outstanding phantom units, including phantom units held under the Deferred Compensation Plan, as follows: Mr. Fehsenfeld, 123,501; Mr. Carter, 145,605; Mr. Funk, 81,475; Mr. Sajkowski, 88,916; Ms. Schumacher, 138,188; Mr. Sheets, 114,791; Mr. Raymond, 32,692; and Ms. Straumins, 8,921.
(3)Ms. Straumins was appointed to the board of directors on February 12, 2021.

Deferred Compensation Plan
Our directors are eligible to defer all or a portion of their fees earned into the Deferred Compensation Plan. When directors elect to defer any portion of their compensation into the plan, these deferred amounts are credited to the participant in the form of phantom units. The compensation committee may recommend a matching contribution for the deferred fees at its discretion. Phantom units credited to a participant’s account as either a deferral or a matching contribution carry distribution equivalent rights to be credited to the participant’s account in the form of additional phantom units. Matching contributions in the form of phantom units were credited to the accounts of each director who elected to defer all or a portion of their fees earned into the Deferred Compensation Plan for fiscal year 2021 in the following number of phantom units: Mr. Fehsenfeld, 4,274; Mr. Carter, 5,086; Mr. Funk, 2,584; Ms. Schumacher, 4,274; Mr. Sheets, 4,897; and Mr. Raymond, 4,202.
Compensation Committee Interlocks and Insider Participation
The members of our compensation committee are Daniel L. Sheets, Fred M. Fehsenfeld, Jr. and Amy M. Schumacher. Mr. Fehsenfeld, Jr. is the chairman of the board of our general partner. Mr. Sheets is a member of the board of our general partner. Ms. Schumacher is a member of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence” for descriptions of our transactions in fiscal year 2021 with certain entities related to Messrs. Fehsenfeld and Sheets and Ms. Schumacher. Mr. Fehsenfeld and Ms. Schumacher are not independent members of the compensation committee. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units as of March 3, 2022, held by:
•each person who beneficially owns 5% or more of our outstanding units;
•each director of our general partner;
•each named executive officer of our general partner as well as Mr. Borgmann; and
•all directors and executive officers of our general partner as a group.
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Units Beneficially Owned
The Heritage Group (1)(2)	11,867,533	15.08%
Calumet, Incorporated (2)	1,934,287	2.46%
Adams Asset Advisors, LLC (3)	5,222,003	6.64%
Wasserstein Debt Opportunities Management, LP and related persons (4)	4,710,951	5.99%
Dorset Management Corporation and related persons (5)	4,492,200	5.71%
Fred M. Fehsenfeld, Jr. (1)(2)(6)(7)	855,696	1.09%
James S. Carter	281,283	*
Robert E. Funk	233,704	*
Daniel J. Sajkowski	142,322	*
Amy M. Schumacher (1)(7)(8)	153,818	*
Daniel L. Sheets	33,617	*
Paul C. Raymond III	—	*
Jennifer G. Straumins (9)	663,520	*
Stephen P. Mawer (10)	127,982	*
Bruce A. Fleming (10)	286,079	*
Scott Obermeier (10)	41,793	*
Todd Borgmann (10)	47,994	*
All directors and executive officers as a group (12 persons)	2,204,288	2.80%

*	= less than 1 percent.
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
(3)As noted in the Schedule 13G filed with the SEC on January 10, 2022, the filing person has indicated that it has or shares beneficial ownership of such units. According to the Schedule 13G, Adams Asset Advisors has sole voting power and sole dispositive power over 3,819,112 units and shared voting power and shared dispositive power over 1,402,891 units. The address for Adams Asset Advisors, LLC is 8150 N. Central Expwy #M1120, Dallas, Texas 75206.

(4)Based on the Schedule 13G/A filed with the SEC on February 14, 2022. According to the Schedule 13G/A, Wasserstein Debt Opportunities Management has shared voting power and shared dispositive power over 4,446,689 units. 3,846,689 of the reported units are owned directly by private investment funds and separately managed accounts for which Wasserstein Debt Opportunities Management serves as the investment adviser. 600,000 of the reported units represent options, which have not been exercised, beneficially owned by private investment funds for which Wasserstein Debt Opportunities Management serves as the investment adviser. The general partner of Wasserstein Debt Opportunities Management is WDO Management GP, LLC (the “General Partner”). Rajay Bagaria is a control person of Wasserstein Debt Opportunities Management and manager of the General Partner, and could be deemed to share such indirect beneficial ownership with Wasserstein Debt Opportunities Management and the General Partner. Additionally, Mr. Bagaria personally owns 264,262 units, over which he has sole voting power and sole dispositive power, and such units are reflected in the table. Joseph Dutton is a control person of Wasserstein Debt Opportunities Management and could be deemed to share such indirect beneficial ownership with Wasserstein Debt Opportunities Management. Mr. Bagaria and Mr. Dutton each disclaim any beneficial ownership of any such units of common units representing limited partnership interest in excess of their actual pecuniary interest therein. The business address of Wasserstein Debt Opportunities Management is 1185 Avenue of the Americas, 39th Floor, New York, NY 10036.
(5)Based on the Schedule 13G/A filed with the SEC on February 11, 2022. According to the Schedule 13G/A, Dorset Management Corporation has sole voting power and sole dispositive power over 4,300,000 units. According to the Schedule 13G/A, David M. Knott, Jr., president of Dorset Management Corporation, has sole voting power and sole dispositive power over 4,367,500 units and shared voting power and shared dispositive power over 124,700 units. The business address of Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.
(6)Includes common units that are owned by the spouse and certain children of Fred M. Fehsenfeld, Jr., for which he disclaims beneficial ownership.
(7)Does not include a total of 1,979,804 common units owned by two trusts, the direct or indirect beneficiaries of which are members of the Fred M. Fehsenfeld, Jr. family. Each of the trusts has five trustees, Fred M. Fehsenfeld, Jr., James C. Fehsenfeld, Nicholas J. Rutigliano, William S. Fehsenfeld and Amy M. Schumacher, each of whom exercises equivalent voting rights with respect to each such trust. Each of Fred M. Fehsenfeld, Jr. and Amy M. Schumacher, who are directors of our general partner, disclaims beneficial ownership of all of the common units owned by the trusts, and none of these units are shown as being beneficially owned by such directors in the table above.
(8)Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership.
(9)Jennifer G. Straumins disclaims beneficial ownership of all common units reported herein.
(10)Ownership of common unit amounts for our executive officers excludes outstanding phantom unit awards, both vested and unvested as of March 3, 2022, which we expect to settle in common units. Each executive officer’s total beneficially owned common units, vested phantom units, and unvested phantom units are set forth in the table below.

Name	Common Units Beneficially Owned	Vested Phantom Units	Unvested Phantom Units	Total
Stephen P. Mawer	127,982	39,385	245,435	412,802
Bruce A. Fleming	286,079	595,020	250,450	1,131,549
Scott Obermeier	41,793	—	306,698	348,491
Todd Borgmann	47,994	249,641	138,617	436,252

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2021:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	461,335	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	461,335	$—	—

(1)Represents securities under the LTIP.
(2)As of December 31, 2021, the LTIP contemplates the issuance or delivery of up to 3,883,960 common units to satisfy awards under the plan. The number of units presented in column (a) represents the maximum number of common units that may be delivered pursuant to outstanding awards under the plan as of December 31, 2021. If such maximum number of common units had been delivered pursuant to outstanding awards, no common units would have remained available for future delivery under column (c) as of December 31, 2021. Following unitholder approval of the December 9, 2021 amendment to the LTIP, which was obtained on February 16, 2022, an aggregate of 5,283,960 common units may be issued or delivered to satisfy awards under the plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
Distributions and Payments to Our General Partner and its Affiliates
Owners of our general partner and their affiliates own 16,667,541 common units representing an approximately 20.7% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. We suspended distributions in April 2016. Please read Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy” for additional information related to our distribution policy and the incentive distribution rights.
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
Product Sales and Related Purchases
During 2021, we made ordinary course sales of certain specialty products to Monument Chemicals, Inc. (“Monument Chemicals”), a specialty chemical company owned in part by The Heritage Group and Jennifer G. Straumins. Paul C. Raymond III is the Chief Executive Officer of Monument Chemicals. The total purchases made by us from Monument Chemicals in 2021 for product purchases were approximately $0.1 million. The total sales made by us to Monument Chemicals in 2021 were approximately $12.3 million. As of December 31, 2021, there was approximately $2.6 million due to us from Monument Chemicals related to these products sales. We anticipate that we will continue to sell products to Monument Chemicals in the future. We believe that the product sales prices and credit terms offered to Monument Chemicals are comparable to prices and terms offered to non-affiliated third-party customers.
During 2021, we made ordinary course purchases of certain services from Heritage-Crystal Clean Inc. (“Crystal Clean”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. The total purchases made by us from Crystal Clean in 2021 for cleaning and waste removal services were approximately $0.2 million. As of December 31, 2021, there was an immaterial amount due from us to Crystal Clean related to these purchases. We expect that we will continue to utilize these services from Crystal Clean in the future. During 2021, we made ordinary course sales of certain specialty products to Crystal Clean. We made an immaterial amount of sales to Crystal Clean in 2021. We anticipate that we will continue to sell products to Crystal Clean in the future. We believe that the product sales prices and credit terms offered to Crystal Clean are comparable to prices and terms offered to non-affiliated third-party customers.
During 2021, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. Total purchases made by us from Heritage Environmental in 2021 for cleaning and waste removal services were approximately $6.1 million. As of December 31, 2021, there was a $1.1 million balance due from us to Heritage Environmental related to these purchases. We expect that we will continue to utilize these services from Heritage Environmental in the future.
During 2021, we made ordinary course sales of certain specialty products to Heritage Advanced Products, LLC (“Heritage Advanced”), a specialty chemical company owned in part by The Heritage Group. The total sales made by us to Heritage Advanced in 2021 were approximately $0.7 million. As of December 31, 2021, there was an immaterial balance due to us from Heritage Advanced related to these products sales. We anticipate that we will continue to sell products to Heritage Advanced in the future. We believe that the product sales prices and credit terms offered to Heritage Advanced are comparable to prices and terms offered to non-affiliated third-party customers.

During 2021, we made ordinary course sales of certain fuel products to Asphalt Materials of $6.9 million. As of December 31, 2021, there was an approximately $0.5 million balance due to us from Asphalt Materials related to these products sales. We anticipate that we will continue to sell products to Asphalt Materials in the future. We believe that the product sales prices and credit terms offered to Asphalt Materials are comparable to prices and terms offered to non-affiliated third-party customers.
Intellectual Property Rights Agreement
On January 6, 2012, the Partnership acquired all of the membership interests of TruSouth Oil, LLC (“TruSouth”). As part of the transaction, TruSouth, the Partnership and the sellers of TruSouth, which included The Heritage Group, entered into an Intellectual Property Rights Agreement dated January 6, 2012 (“IPRA”). In the IPRA, TruSouth (now known as Calumet Branded Products, LLC (“Calumet Branded”)) agreed to pay the sellers a royalty on each qualified gallon of engineered fuel sold to third parties. For the years ended December 31, 2021 and 2020, Calumet Branded paid The Heritage Group a total of $0.7 million and $0.7 million, respectively, in royalties under the IPRA.
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
The compensation committee has delegated certain powers and duties to the CEO under the Company’s Long-Term Incentive Plan, including the authority to approve the issuances of equity or grants of awards under the plan subject to limitations on such delegated powers and duties. Pursuant to the Policy, any other related person transaction must be approved by the conflicts committee acting in accordance with the terms and provisions of its charter.
A copy of the Policy is available on our website at www.calumetspecialty.com and will be provided to unitholders without charge upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway E. Drive, Indianapolis, Indiana, 46214.
Please read Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.

Item 14. Principal Accounting Fees and Services
The following table details the aggregate fees billed for professional services rendered by our independent auditor, Ernst & Young, LLP (PCAOB ID 42), during 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020
Audit fees	$4.8	$4.0
Audit-related fees	—	0.2
Total	$4.8	$4.2
“Audit fees” above include those related to our annual audit and quarterly review procedures.
“Audit-related fees” primarily related to due diligence services on potential acquisitions or dispositions.
Pre-Approval Policy
The audit and finance committee of our general partner’s board of directors has adopted an audit and finance committee charter, which is available on our website at www.calumetspecialty.com. The charter requires the audit and finance committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The audit and finance committee does not delegate its pre-approval responsibilities to management or to an individual member of the audit and finance committee. Services for the audit, tax and all other fee categories above were pre-approved by the audit and finance committee.

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

4.2	—	Description of Common Units (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 5, 2020 (File No. 000-51734)).
4.3	—
Indenture, dated October 11, 2019, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2019 (File No. 000-51734)).

4.4	—	Form of 11.00% Senior Notes due 2025 (included in Exhibit 4.3).
4.5	—
Indenture, dated as of August 5, 2020, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2020 (File No. 000-51734)).

4.6	—	Form of 9.25% Senior Secured First Lien Note due 2024 (included in Exhibit 4.5).
4.7	—
Indenture, dated January 20, 2022, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2022 (File No. 000-51734)).

4.8	—	Form of 8.125% Senior Notes due 2027 (included in Exhibit 4.7).
10.1	—
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
Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement dated as of November 18, 2021, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2021 (File No. 000-51734)).

10.13	—
Third Amendment to Credit Agreement dated as of January 20, 2022, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2022 (File No. 000-51734))

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
10.17†
First Amendment to Calumet GP, LLC Amended and Restated Long-Term Incentive Plan, effective as of December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22, 2022 (File No. 000-51734)

10.18	—
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

10.20	—
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

10.21	—
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

10.27*	—	Employment Letter, effective as of February 29, 2016, by and between Calumet GP, LLC and Bruce A. Fleming
10.28*	—	Scott Obermeier Promotion Letter, effective as of January 27, 2020, between Calumet GP, LLC and Scott Obermeier
10.29	—
Amendment No. 1 to Amended and Restated Collateral Trust Agreement, dated as of July 31, 2020, by and among the Partnership, the obligors party thereto and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2020 (File No. 000-51734)).

10.30	—
Consent to Third Amended and Restated Credit Agreement, dated July 3, 2020, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries, as Borrowers, the Lenders party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2020 (File No. 000-51734)).

10.31+	—
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

Exhibit Number		Description
10.33	—
Credit Agreement dated as of November 18, 2021, among Montana Renewables, LLC, Montana Renewables Holdings LLC, Oaktree Fund Administration, LLC and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2021 (File No. 000-51734)).

10.34	—
Master Lease Agreement, dated December 31, 2021, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2022 (File No. 000-51734)).

10.35#	—
Interim Funding Agreement, dated December 31, 2021, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2022 (File No. 000-51734)).

10.36	—
Stephen P. Mawer Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Stephen P. Mawer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

10.37	—
Todd Borgmann Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Todd Borgmann (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

10.38	—
Vince Donargo Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Vince Donargo (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

21.1*	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.1*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1*	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted Inline XBRL (included within the Exhibit 101 attachments)

†	Identifies management contract and compensatory plan arrangements.

*	Filed herewith.

**	Furnished herewith.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Commission upon request.

#
Certain confidential information contained in this agreement has been omitted because it is both (i) not material and (ii) the type of information that the Partnership treats as private or confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC its general partner

By:	/s/ Stephen P. Mawer
Stephen P. Mawer
Chief Executive Officer
Date: March 4, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ Stephen P. Mawer	Chief Executive Officer of Calumet GP, LLC (Principal Executive Officer)	Date:	March 4, 2022
Stephen P. Mawer

/s/ Todd Borgmann	Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Financial Officer)	Date:	March 4, 2022
Todd Borgmann

/s/ Vincent Donargo	Chief Accounting Officer of Calumet GP, LLC (Principal Accounting Officer)	Date:	March 4, 2022
Vincent Donargo

/s/ Fred M. Fehsenfeld, Jr.	Director and Chairman of the Board of Calumet GP, LLC	Date:	March 4, 2022
Fred M. Fehsenfeld, Jr.

/s/ James S. Carter	Director of Calumet GP, LLC	Date:	March 4, 2022
James S. Carter

/s/ Robert E. Funk	Director of Calumet GP, LLC	Date:	March 4, 2022
Robert E. Funk

/s/ Paul C. Raymond III	Director of Calumet GP, LLC	Date:	March 4, 2022
Paul C. Raymond III

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date:	March 4, 2022
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date:	March 4, 2022
Amy M. Schumacher

/s/ Daniel L. Sheets	Director of Calumet GP, LLC	Date:	March 4, 2022
Daniel L. Sheets

/s/ Jennifer G. Straumins	Director of Calumet GP, LLC	Date:	March 4, 2022
Jennifer G. Straumins