Form 10-Q
period 2022-06-30
Calumet Specialty Products Partners, L.P.
filed 2022-08-05
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 5, 2022, there were 79,150,108 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2022

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of the ongoing novel coronavirus (“COVID-19”) pandemic, supply chain disruptions and global energy shortage on our business and operations; (ii) demand for finished products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) general economic and political conditions, including inflationary pressures, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflict in Ukraine and its regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; and (xi) our ability to convert a significant portion of our Great Falls refinery into a renewable diesel manufacturing facility, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$27.5	$38.1
Accounts receivable
Trade, less allowance for credit losses of $4.1 million and $2.0 million, respectively	373.7	216.8
Other	27.9	36.2
	401.6	253.0
Inventories	325.5	326.6
Prepaid expenses and other current assets	19.5	14.9
Total current assets	774.1	632.6
Property, plant and equipment, net	1,149.7	949.7
Restricted cash	—	83.8
Other noncurrent assets, net	429.9	461.8
Total assets	$2,353.7	$2,127.9
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$473.5	$301.0
Accrued interest payable	34.4	27.7
Accrued salaries, wages and benefits	49.8	93.7
Obligations under inventory financing agreements	197.7	173.0
Current portion of RINs obligation	392.9	200.1
Derivative liabilities	39.0	—
Other current liabilities	102.9	96.9
Current portion of long-term debt	7.5	7.4
Total current liabilities	1,297.7	899.8
Other long-term liabilities	91.0	115.6
Long-term RINs obligation, less current portion	—	78.8
Long-term debt, less current portion	1,442.6	1,418.8
Total liabilities	$2,831.3	$2,513.0
Commitments and contingencies
Partners’ capital (deficit):
Limited partners’ interest 79,150,108 units and 78,676,262 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$(469.2)	$(378.8)
General partner’s interest	1.6	3.8
Accumulated other comprehensive loss	(10.0)	(10.1)
Total partners’ capital (deficit)	(477.6)	(385.1)
Total liabilities and partners’ capital (deficit)	$2,353.7	$2,127.9
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per unit and unit data)
Sales	$1,424.0	$807.0	$2,521.9	$1,407.3
Cost of sales	1,280.1	787.9	2,345.3	1,430.2
Gross profit (loss)	143.9	19.1	176.6	(22.9)
Operating costs and expenses:
Selling	16.2	14.5	28.8	27.6
General and administrative	22.5	29.7	55.1	66.4
Other operating expense	9.5	8.4	14.3	23.3
Operating income (loss)	95.7	(33.5)	78.4	(140.2)

Other expense:
Interest expense	(42.6)	(36.9)	(94.2)	(71.1)
Loss on derivative instruments	(67.6)	(6.9)	(89.7)	(12.1)
Other expense	(0.2)	(0.2)	(4.0)	—
Total other expense	(110.4)	(44.0)	(187.9)	(83.2)
Net loss before income taxes	(14.7)	(77.5)	(109.5)	(223.4)
Income tax expense	0.6	0.9	1.3	1.1
Net loss	$(15.3)	$(78.4)	$(110.8)	$(224.5)
Allocation of net loss
Net loss	$(15.3)	$(78.4)	$(110.8)	$(224.5)
Less:
General partner’s interest in net loss	(0.3)	(1.6)	(2.2)	(4.5)
Net loss attributable to limited partners	$(15.0)	$(76.8)	$(108.6)	$(220.0)
Weighted average limited partner units outstanding:
Basic and diluted	79,424,383	78,929,561	79,241,515	78,782,802
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(0.19)	$(0.97)	$(1.37)	$(2.79)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net loss	$(15.3)	$(78.4)	$(110.8)	$(224.5)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	—	0.1	0.1	0.2
Total other comprehensive income	—	0.1	0.1	0.2
Comprehensive loss attributable to partners’ capital (deficit)	$(15.3)	$(78.3)	$(110.7)	$(224.3)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at March 31, 2022	$(10.0)	$1.9	$(455.7)	$(463.8)
Net loss	—	(0.3)	(15.0)	(15.3)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Settlement of phantom units	—	—	0.4	0.4
Amortization of phantom units	—	—	1.6	1.6
Balance at June 30, 2022	$(10.0)	$1.6	$(469.2)	$(477.6)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	0.1	—	—	0.1
Net loss	—	(2.2)	(108.6)	(110.8)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Settlement of phantom units	—	—	6.6	6.6
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	2.2	2.2
Balance at June 30, 2022	$(10.0)	$1.6	$(469.2)	$(477.6)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at March 31, 2021	$(12.2)	$6.1	$(267.4)	$(273.5)
Other comprehensive income	0.1	—	—	0.1
Net loss	—	(1.6)	(76.8)	(78.4)
Amortization of phantom units	—	—	0.1	0.1
Balance at June 30, 2021	$(12.1)	$4.5	$(344.1)	$(351.7)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
Other comprehensive income	0.2	—	—	0.2
Net loss	—	(4.5)	(220.0)	(224.5)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.6)	(0.6)
Amortization of phantom units	—	—	1.8	1.8
Balance at June 30, 2021	$(12.1)	$4.5	$(344.1)	$(351.7)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(In millions)
Operating activities
Net loss	$(110.8)	$(224.5)
Non-cash RINs expense	114.0	144.0
Unrealized loss on derivative instruments	75.6	13.2
Other non-cash activities	54.1	44.0
Changes in assets and liabilities	(46.1)	(66.0)
Net cash provided by (used in) operating activities	86.8	(89.3)
Investing activities
Additions to property, plant and equipment	(178.8)	(16.7)
Other investing activities	0.2	—
Net cash used in investing activities	(178.6)	(16.7)
Financing activities
Proceeds from borrowings — revolving credit facility	650.0	539.6
Repayments of borrowings — revolving credit facility	(650.0)	(574.3)
Proceeds from borrowings — senior notes	325.0	—
Repayments of borrowings — senior notes	(325.0)	(70.0)
Proceeds from inventory financing	1,008.4	420.8
Payments on inventory financing	(1,014.4)	(347.6)
Proceeds from other financing obligations	16.7	70.0
Other financing activities	(13.3)	(7.4)
Net cash provided by (used in) financing activities	(2.6)	31.1
Net decrease in cash, cash equivalents and restricted cash	(94.4)	(74.9)
Cash, cash equivalents and restricted cash at beginning of period	121.9	109.4
Cash and cash equivalents at end of period	$27.5	$34.5
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$116.6	$5.7
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of June 30, 2022, the Company had 79,150,108 limited partner common units and 1,615,307 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
The unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K.
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

The Company accounts for its current period RINs obligation by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a RINs obligation in the condensed consolidated balance sheets. As of June 30, 2022, the Company’s RINs obligation for all outstanding compliance years is presented as a current liability in the condensed consolidated balance sheets. For the year ended December 31, 2021, the Company’s RINs obligations for compliance years 2019 and 2020 was presented as a current liability in the condensed consolidated balance sheets and the Company’s RINs obligation for compliance year 2021 was presented as a long-term liability in the condensed consolidated balance sheets. This liability is revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending may be sold or held to offset future RINs Obligations. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations. The liabilities associated with the Company’s RINs obligation are considered recurring fair value measurements. Please read Note 6 - “Commitments and Contingencies” for further information on the Company’s RINs obligation.
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
Products
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. The Company also produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and intermediates. Further, the Company blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of June 30, 2022 and December 31, 2021 were $373.7 million and $216.8 million, respectively.
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
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and six months ended June 30, 2022 and 2021, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $186.5 million and $64.9 million higher than the carrying value of inventory as of June 30, 2022 and December 31, 2021, respectively.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 7 - “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively.
Inventories consist of the following (in millions):

	June 30, 2022			December 31, 2021
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$42.0	$20.9	$62.9	$41.0	$19.9	$60.9
Work in process	60.9	23.4	84.3	52.5	28.5	81.0
Finished goods	125.0	53.3	178.3	121.1	63.6	184.7
	$227.9	$97.6	$325.5	$214.6	$112.0	$326.6

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 - “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended June 30, 2022 and 2021, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $1.2 million and $17.7 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $7.2 million and $40.4 million, respectively.
5. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 17 years, some of which include options to extend the lease for up to 33 years, and some of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		June 30, 2022	December 31, 2021
Assets:	Classification:
Operating lease assets	Other noncurrent assets, net	$129.3	$157.7
Finance lease assets	Property, plant and equipment, net (1)	2.9	4.2
Total leased assets		$132.2	$161.9
Liabilities:
Current
Operating	Other current liabilities	$66.8	$65.1
Finance	Current portion of long-term debt	0.8	0.8
Non-current
Operating	Other long-term liabilities	63.2	93.1
Finance	Long-term debt, less current portion	2.7	3.2
Total lease liabilities		$133.5	$162.2

(1)Finance lease assets are recorded net of accumulated amortization of $3.8 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs:	Classification:	2022	2021	2022	2021
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$18.8	$11.8	$37.5	$23.6
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	1.8	2.2	3.8	4.0
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	5.3	2.7	6.0	6.4
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.2	0.1	0.4	0.3
Interest on lease liabilities	Interest expense	0.1	0.1	1.2	0.2
Total lease cost		$26.2	$16.9	$48.9	$34.5

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
As of June 30, 2022, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2022	$37.3	$0.6	$37.9
2023	71.2	1.0	72.2
2024	12.5	1.0	13.5
2025	8.3	0.7	9.0
2026	3.8	0.6	4.4
Thereafter	9.6	0.2	9.8
Total	$142.7	$4.1	$146.8
Less: Interest	12.7	0.6	13.3
Present value of lease liabilities	$130.0	$3.5	$133.5
Less obligations due within one year	66.8	0.8	67.6
Long-term lease obligation	$63.2	$2.7	$65.9

(1)As of June 30, 2022, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of June 30, 2022.
(2)As of June 30, 2022, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of June 30, 2022.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	June 30, 2022	December 31, 2021
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	2.8	3.1
Finance leases	4.3	4.8
Weighted-average discount rate:
Operating leases	6.9%	7.0%
Finance leases	7.3%	7.3%
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
Environmental
The Company conducts specialty refining, blending and terminal operations and such activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.
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

Renewable Identification Numbers Obligation
The RFS allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable volume blending requirements, and Calumet applied for SREs for 2019 and 2020 compliance years. On January 19, 2021, the Company filed lawsuits against the EPA in federal court in the Western District of Louisiana and in the District of Montana seeking an order that the EPA cannot enforce the RINs compliance deadline until the EPA has taken action on the Company’s hardship exemption applications. Both cases were stayed through June 30, 2022. The Company intends to file a second amended and supplemental complaint in both cases.
Subsequent to the Company filing those lawsuits, EPA extended the deadlines for 2019 RFS compliance on several occasions, most recently January 27, 2022. The current deadlines are as follows:

Compliance Year	Annual Compliance Report Due Date	RINs Retirement Due Date	Third Party Certification Due Date
2019	September 1, 2022	December 1, 2022	June 1, 2023
2020	December 1, 2022	February 1, 2023	June 1, 2023
2021	March 31, 2023	June 30, 2023	June 1, 2023
2022	Next quarterly reporting deadline after either the effective date of the 2023 standards or June 1, 2023, whichever is later	t + 90 days	Next June 1 annual attest engagement reporting deadline after the 2022 compliance reporting deadline
These deadlines may change through further regulatory action by EPA, including if EPA finalizes the proposed alternate compliance approach for small refineries, described below.
In April 2022, EPA issued new decisions denying 36 petitions from small refineries seeking SREs for program year 2018 that had been remanded by the U.S. Court of Appeals for the District of Columbia Circuit to EPA for reconsideration. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or redeeming additional RFS credits. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit and filed a petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of the EPA’s denials. In June 2022, Growth Energy filed an appeal in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA’s decision to provide the alternate compliance approach to allow the 31 small refineries to meet their 2018 compliance obligations. The Company, along with other small refineries, has intervened in the Growth Energy appeal.
In June 2022, EPA issued final decisions denying all other pending petitions from small refineries seeking SREs, including petitions submitted by the Company seeking exemptions for program years 2019 and 2020, based on an across the board determination that no refinery suffers disproportionate hardship from the RFS program. Concurrent with the denial action, EPA proposed an alternate compliance approach for small refineries that, if finalized, would provide the small refineries more time to comply with their 2020 RFS obligations, including any RIN deficits from 2019 that are carried forward to the 2020 compliance year. Public comments on this proposal were due by July 28, 2022.
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
As of June 30, 2022 and December 31, 2021, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $392.9 million and $278.9 million, respectively. Please read Note 2 - “Summary of Significant Accounting Policies” for additional information.

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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of June 30, 2022 and December 31, 2021, the Company had outstanding standby letters of credit of $43.9 million and $32.7 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At June 30, 2022 and December 31, 2021, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million and $300.0 million, respectively, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at June 30, 2022 and $600.0 million at December 31, 2021).
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of June 30, 2022, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2022	$2.0
2023	3.9
2024	4.0
2025	4.0
2026	4.0
Thereafter	2.4
Total (1)	$20.3

(1)As of June 30, 2022, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
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
For the three months ended June 30, 2022 and 2021, the Company incurred an expense of $4.8 million and $3.3 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred an expense of $16.3 million and $4.7 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided cash collateral of $19.9 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. As of June 30, 2022 and December 31, 2021, the Company had $27.9 million and $17.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remained outstanding as of June 30, 2022.

8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2028, weighted average interest rates of 3.3% and 2.4% for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.	$—	$—
Borrowings under the 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.3% for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.	—	325.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% and 9.4% for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.	200.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for each of the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.	550.0	550.0
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.4% for the six months ended June 30, 2022.	325.0	—
MRL Credit Facility, interest payments quarterly, borrowings due November 2024, effective interest rate of 12.5% for each of the six months ended June 30, 2022 and the year ended December 31, 2021.	315.6	303.5
Shreveport terminal asset financing arrangement	61.5	64.3
MRL asset financing arrangement	16.7	—
Other	—	0.7
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	3.5	4.0
Less unamortized debt issuance costs (1)	(20.6)	(17.8)
Less unamortized discounts	(1.6)	(3.5)
Total debt	$1,450.1	$1,426.2
Less current portion of long-term debt	7.5	7.4
Total long-term debt	$1,442.6	$1,418.8

(1)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $20.6 million and $22.5 million at June 30, 2022 and December 31, 2021, respectively.

8.125% Senior Notes due 2027 (the “2027 Notes”)
On January 20, 2022, the Company issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used, along with cash on hand, to fund the redemption of $325.0 million aggregate principal amount of its 2023 Senior Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022. In conjunction with the redemption of the 2023 Senior Notes, the Company recorded a loss from debt extinguishment of $1.0 million, which is reflected in other income (expense) in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.
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
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2022, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
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
The borrowing capacity at June 30, 2022, under the revolving credit facility was approximately $500.0 million. As of June 30, 2022, the Company had no outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $43.9 million, leaving approximately $456.1 million of unused capacity.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of June 30, 2022, the Company was in compliance with all covenants under the revolving credit facility.

Maturities of Long-Term Debt
As of June 30, 2022, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2022	$3.8
2023	8.1
2024	524.5
2025	559.3
2026	10.0
Thereafter	366.6
Total	$1,472.3

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
The Company recognizes all derivative instruments at their fair values (please read Note 10 - “Fair Value Measurements”) as either current assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2022			December 31, 2021
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(43.0)	$—	$(43.0)	$(17.4)	$—	$(17.4)
Crack spread swaps	Derivative liabilities / Other long-term liabilities	$(58.3)	$12.8	$(45.5)	$—	$—	$—
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	(15.0)	—	(15.0)	(10.5)	—	(10.5)
Total derivative instruments		$(116.3)	$12.8	$(103.5)	$(27.9)	$—	$(27.9)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of June 30, 2022 and December 31, 2021, the Company had no counterparty relationships in which the derivatives held were in net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of June 30, 2022 or December 31, 2021. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of June 30, 2022 and December 31, 2021, the Company was not required to provide collateral to its counterparties.
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
The cash flow impact of the Company’s derivative activities is classified primarily as non-cash activities in the operating activities section in the unaudited condensed consolidated statements of cash flows.
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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Loss on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Loss on Derivative Instruments
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(10.9)	$(6.5)
Crack spread swaps	(13.3)	—	(42.9)	—
Crude oil swaps	(0.8)	—	0.3	—
Montana/Renewables segment:
Inventory financing obligation	—	—	—	(0.4)
Total	$(14.1)	$—	$(53.5)	$(6.9)
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Loss on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Loss on Derivative Instruments
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(25.6)	$(11.7)
Crack spread swaps	(13.3)	—	(45.5)	—
Crude oil swaps	(0.8)	—	—	—
Montana/Renewables segment:
Inventory financing obligation	—	—	(4.5)	(2.8)
WCS crude oil basis swaps	—	1.1	—	1.3
Total	$(14.1)	$1.1	$(75.6)	$(13.2)

Derivative Positions
At June 30, 2022, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2022	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	1,656,000	1,656,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2023	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales (1)	3,650,000	3,650,000	Barrels

(1)In the second quarter of 2022, the Company modified crack spread swaps derivatives to blend and extend the contracts that were set to expire in June 2022. The impact of the modifications of these contracts resulted in a $7.3 million unrealized derivative loss recorded in Loss on derivative instruments in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022, which would otherwise been realized in the second quarter of 2022.
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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at June 30, 2022 and December 31, 2021, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At June 30, 2022 and December 31, 2021, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Pension plan investments	$28.8	$—	$—	$28.8	$34.5	$—	$—	$34.5
Total recurring assets at fair value	$28.8	$—	$—	$28.8	$34.5	$—	$—	$34.5
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(58.0)	$(58.0)	$—	$—	$(27.9)	$(27.9)
Crack spread swaps	—	—	(45.5)	(45.5)	—	—	—	—
Total derivative liabilities	$—	$—	$(103.5)	$(103.5)	$—	$—	$(27.9)	$(27.9)
RINs obligation	—	(392.9)	—	(392.9)	—	(278.9)	—	(278.9)
Precious metals obligations	(6.4)	—	—	(6.4)	(6.8)	—	—	(6.8)
Liability awards	(27.8)	—	—	(27.8)	(63.1)	—	—	(63.1)
Total recurring liabilities at fair value	$(34.2)	$(392.9)	$(103.5)	$(530.6)	$(69.9)	$(278.9)	$(27.9)	$(376.7)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Six Months Ended June 30,
	2022	2021
Fair value at January 1,	$(27.9)	$(3.5)
Realized gain (loss) on derivative instruments	(14.1)	1.1
Unrealized loss on derivative instruments	(75.6)	(13.2)
Settlements	14.1	(1.1)
Fair value at June 30,	$(103.5)	$(16.7)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of June 30,	$(75.6)	$(13.2)
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
Debt
The estimated fair value of long-term debt at June 30, 2022 and December 31, 2021, consists primarily of senior notes. The estimated aggregate fair value of the Company’s 2023 Notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s 2024 Secured Notes and 2025 and 2027 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL Credit Facility, MRL asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 - “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		June 30, 2022		December 31, 2021
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2023 Notes	1	$—	$—	$325.6	$322.3
2024 Secured Notes, 2025 Notes, and 2027 Notes	2	$1,006.2	$1,064.2	$815.3	$742.0
Revolving credit facility	3	$—	$(3.5)	$—	$(2.0)
MRL credit facility	3	$315.6	$308.9	$303.5	$296.2
Shreveport terminal asset financing arrangement	3	$61.5	$60.3	$64.3	$63.0
MRL asset financing arrangement	3	$16.7	$16.7	$—	$—
Finance leases and other obligations	3	$3.5	$3.5	$4.7	$4.7

11. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(15.3)	$(78.4)	$(110.8)	$(224.5)
Less:
General partner’s interest in net loss	(0.3)	(1.6)	(2.2)	(4.5)
Net loss attributable to limited partners	$(15.0)	$(76.8)	$(108.6)	$(220.0)

Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding (1)	79,424,383	78,929,561	79,241,515	78,782,802
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(0.19)	$(0.97)	$(1.37)	$(2.79)

(1)Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021.
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
Reportable segment information for the three months ended June 30, 2022 and 2021, is as follows (in millions):

Three Months Ended June 30, 2022	Specialty Products and Solutions (1) (2)	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$979.2	$80.1	$364.7	$—	$—	$1,424.0
Inter-segment sales	7.0	—	—	—	(7.0)	—
Total sales	$986.2	$80.1	$364.7	$—	$(7.0)	$1,424.0

Adjusted EBITDA	$123.5	$3.7	$68.6	$(20.0)	$—	$175.8
Reconciling items to net loss:
Depreciation and amortization	16.1	2.8	9.5	1.9	—	30.3
LCM / LIFO gain	—	(0.2)	(1.0)	—	—	(1.2)
Interest expense	5.9	—	8.7	28.0	—	42.6
Unrealized loss on derivatives	53.5	—	—	—	—	53.5
RINs mark-to-market loss	44.7	—	24.0	—	—	68.7
Equity-based compensation and other items						(3.4)
Income tax expense						0.6
Net loss						$(15.3)

Capital expenditures	$19.2	$0.3	$99.8	$—	$—	$119.3
PP&E, net	$373.8	$34.1	$737.0	$4.8	$—	$1,149.7

Three Months Ended June 30, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$543.8	$65.2	$198.0	$—	$—	$807.0
Inter-segment sales	4.6	—	—	—	(4.6)	—
Total sales	$548.4	$65.2	$198.0	$—	$(4.6)	$807.0

Adjusted EBITDA	$31.8	$7.3	$12.8	$(19.6)	$—	$32.3
Reconciling items to net loss:
Depreciation and amortization	15.7	3.4	8.4	2.0	—	29.5
LCM / LIFO gain	(11.3)	(0.5)	(5.9)	—	—	(17.7)
Loss on impairment and disposal of assets	1.1	—	0.1	—	—	1.2
Interest expense	4.4	—	1.4	31.1	—	36.9
Unrealized loss on derivatives	6.5	—	0.4	—	—	6.9
RINs mark-to-market loss	29.9	—	18.3	—	—	48.2
Other non-recurring expenses						0.7
Equity-based compensation and other items						4.1
Income tax expense						0.9
Net loss						$(78.4)

Capital expenditures	$25.9	$0.5	$8.9	$—	$—	$35.3
PP&E, net	$390.0	$33.5	$453.9	$12.5	$—	$889.9

Reportable segment information for the six months ended June 30, 2022 and 2021, is as follows (in millions):

Six Months Ended June 30, 2022	Specialty Products and Solutions (1) (2)	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,748.6	$153.3	$620.0	$—	$—	$2,521.9
Inter-segment sales	12.6	—	—	—	(12.6)	—
Total sales	$1,761.2	$153.3	$620.0	$—	$(12.6)	$2,521.9

Adjusted EBITDA	$151.6	$9.0	$77.6	$(39.1)	$—	$199.1
Reconciling items to net loss:
Depreciation and amortization	32.0	5.6	19.0	3.9	—	60.5
LCM / LIFO gain	(3.4)	(0.2)	(3.6)	—	—	(7.2)
Interest expense	16.8	1.1	18.8	57.5	—	94.2
Unrealized loss on derivatives	71.1	—	4.5	—	—	75.6
RINs mark-to-market loss	50.8	—	27.3	—	—	78.1
Other non-recurring expenses						3.8
Equity-based compensation and other items						3.6
Income tax expense						1.3
Net loss						$(110.8)

Capital expenditures	$30.3	$0.9	$165.0	$0.1	$—	$196.3
PP&E, net	$373.8	$34.1	$737.0	$4.8	$—	$1,149.7

Six Months Ended June 30, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$923.9	$131.4	$352.0	$—	$—	$1,407.3
Inter-segment sales	8.1	—	—	—	(8.1)	—
Total sales	$932.0	$131.4	$352.0	$—	$(8.1)	$1,407.3

Adjusted EBITDA	$29.6	$23.3	$10.8	$(36.8)	$—	$26.9
Reconciling items to net loss:
Depreciation and amortization	32.6	6.8	17.0	4.0	—	60.4
LCM / LIFO gain	(28.9)	(0.5)	(11.0)	—	—	(40.4)
Loss on impairment and disposal of assets	1.8	—	0.1	—	—	1.9
Interest expense	6.7	0.1	1.6	62.7	—	71.1
Unrealized loss on derivatives	11.7	—	1.5	—	—	13.2
RINs mark-to-market loss	81.6	—	41.6	—	—	123.2
Other non-recurring expenses						3.2
Equity-based compensation and other items						17.7
Income tax expense						1.1
Net loss						$(224.5)

Capital expenditures	$36.7	$1.0	$11.3	$—	$—	$49.0
PP&E, net	$390.0	$33.5	$453.9	$12.5	$—	$889.9

(1)For the three and six months ended June 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $13.9 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a polar vortex that occurred in 2021 in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional transportation related expenses.
(2)For the three and six months ended June 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $4.4 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy as a result of damages caused by a polar vortex that occurred in 2021.

Geographic Information
International sales accounted for less than ten percent of consolidated sales in each of the three and six months ended June 30, 2022 and 2021.

Product Information
The Company offers specialty, fuels, and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended June 30, 2022 and 2021 (dollars in millions):

	Three Months Ended June 30,
	2022		2021
Specialty Products and Solutions:
Lubricating oils	$245.3	17.2%	$158.8	19.7%
Solvents	120.6	8.5%	75.6	9.4%
Waxes	49.8	3.5%	36.8	4.5%
Fuels, asphalt and other by-products	563.5	39.6%	272.6	33.8%
Total	$979.2	68.8%	$543.8	67.4%
Montana/Renewables:
Gasoline	$67.8	4.8%	$40.7	5.0%
Diesel	180.8	12.7%	84.1	10.4%
Jet fuel	14.8	1.0%	7.4	0.9%
Asphalt, heavy fuel oils and other	101.3	7.1%	65.8	8.2%
Total	$364.7	25.6%	$198.0	24.5%

Performance Brands:	$80.1	5.6%	$65.2	8.1%

Consolidated sales	$1,424.0	100.0%	$807.0	100.0%
The following table sets forth the major product category sales for each segment for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Six Months Ended June 30,
	2022		2021
Specialty Products and Solutions:
Lubricating oils	$454.8	18.0%	$290.2	20.6%
Solvents	212.6	8.5%	141.3	10.0%
Waxes	94.3	3.7%	69.5	5.0%
Fuels, asphalt and other by-products	986.9	39.1%	422.9	30.1%
Total	$1,748.6	69.3%	$923.9	65.7%
Montana/Renewables:
Gasoline	$126.4	5.0%	$83.5	5.9%
Diesel	297.3	11.9%	149.1	10.6%
Jet fuel	26.2	1.0%	12.4	0.9%
Asphalt, heavy fuel oils and other	170.1	6.7%	107.0	7.6%
Total	$620.0	24.6%	$352.0	25.0%

Performance Brands:	$153.3	6.1%	$131.4	9.3%

Consolidated sales	$2,521.9	100.0%	$1,407.3	100.0%
Major Customers
During the three and six months ended June 30, 2022 and 2021, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the three months ended June 30, 2022 and 2021, the Company had two suppliers that supplied approximately 85.8% and 88.6%, respectively, of its crude oil supply. During the six months ended June 30, 2022 and 2021, the Company had two suppliers that supplied approximately 85.1% and 87.5%, respectively, of its crude oil supply.

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

As of June 30, 2022 and December 31, 2021, respectively, Montana Renewables Holdings and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of June 30, 2022 and December 31, 2021, respectively.

June 30, 2022	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$14.0	$13.5	$—	$27.5
Accounts receivable - Intercompany	$—	$23.4	$(23.4)	$—
Property, plant and equipment, net	$712.0	$537.4	$(99.7)	$1,149.7
Accounts payable	$374.3	$99.2	$—	$473.5
Deferred revenue - Intercompany	$—	$20.3	$(20.3)	$—
Long-term debt	$1,117.0	$325.6	$—	$1,442.6
Partners’ capital (deficit)	$(473.1)	$(4.5)	$—	$(477.6)
Partners’ capital (deficit) - Intercompany	$—	$133.7	$(133.7)	$—

December 31, 2021	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Accounts receivable - Trade	$216.8	$—	$—	$216.8
Accounts receivable - Intercompany	$—	$6.9	$(6.9)	$—
Property, plant and equipment, net	$698.4	$390.3	$(139.0)	$949.7
Restricted cash	$—	$83.8	$—	$83.8
Accounts payable - Intercompany	$—	$43.1	$(43.1)	$—
Long-term debt	$1,122.6	$296.2	$—	$1,418.8
Partners’ capital (deficit)	$(379.7)	$(5.4)	$—	$(385.1)
Partners’ capital (deficit) - Intercompany	$—	$146.7	$(146.7)	$—
For the three months ended June 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $28.9 million, operating costs of $7.0 million, which was exclusive of depreciation expense of $3.8 million, and interest expense of $11.2 million. For the three months ended June 30, 2021, the Company’s unrestricted subsidiaries had no tolling revenue, operating costs, depreciation expense, or interest expense.
For the six months ended June 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $43.2 million, operating costs of $13.9 million, which was exclusive of depreciation expense of $7.5 million, and interest expense of $22.3 million. For the six months ended June 30, 2021, the Company’s unrestricted subsidiaries had no tolling revenue, operating costs, depreciation expense, or interest expense.
14. Subsequent Events
As of July 31, 2022, the fair value of the Company’s derivative liabilities have decreased by approximately $18.0 million subsequent to June 30, 2022.
On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility.
On August 5, 2022, Montana Renewables holdings LLC (“MRHL”), the direct parent of MRL, issued and sold preferred equity in MRHL for $250.0 million (the “Preferred Equity”). The Preferred Equity is not interest bearing and carries certain minimum return thresholds.
Proceeds from the Lease Agreement and Preferred Equity were used, or will be used, to fully retire the MRL Credit Facility, fund the renewable diesel project and for general corporate purposes of MRL.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and six months ended June 30, 2022. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2021 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
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
Second Quarter 2022 Update
Outlook and Trends
During the second quarter of 2022, global economic activity was impacted by macroeconomic uncertainty and market volatility resulting from geopolitical concerns, including Russia’s invasion of Ukraine. The invasion further exacerbated a global energy shortage, which has resulted in increased commodity prices and inflation concerns. Labor market pressures, stressed supply chains, and COVID-19 concerns have shown signs of improvement, but continue to be challenges. Governments around the world responded to Russia’s invasion of Ukraine by imposing economic sanctions and global central banks began addressing inflation by, among other things, increasing interest rates. The global energy crisis is a result of demand for hydrocarbons returning to pre-pandemic levels coupled with decreased global energy production and disrupted energy trade flows around the globe, particularly in Europe. The resulting extreme natural gas prices have raised the cost to produce fuels internationally. This has led to an elevated margin environment in North America where the cost to produce hydrogen is relatively advantaged to the rest of the world. These factors have impacted our businesses in various ways.
Our Specialty Products and Solutions segment continues to experience strong margins as we see the benefit of a fully integrated specialty business. Our Montana/Renewables segment also continues to experience strong margins as we move into the summer asphalt season and recognize the normal Rocky Mountain geographic advantage. Our Performance Brands segment has been most impacted by the inflationary environment. As a fully integrated specialty business, our product lines perform differently in response to changing market conditions. The same macro drivers that are supporting margins in the higher volume areas of our business are a hindrance to our Performance Brands segment as the timeline to push inflationary costs through the system is extended in the retail market. Further, of all our segments, our Performance Brands segment has seen the highest degree of negative impact from the global supply chain crisis. While the supply chain is not fully resolved, we have seen dramatic improvements which has allowed volumes to increase.
Across all of our business segments we continue to see strong, growing demand for our products. However, we will continue to monitor macroeconomic signals and indicators that may point to recessionary risk in the future, which may impact our businesses. As we saw during 2020 with COVID-19 and the start of the global pandemic, our integrated business model and diversified portfolio of products across many industries and geographic markets provides an advantaged response to changing market conditions, including recessionary trends. While we are not immune to the impacts of an economic downturn, we believe our specialty business is well positioned to withstand one.

We also continue to monitor COVID-19 statistics and we will continue to assess conditions around our facilities. Our established COVID protocols have proven successful and remain available as necessary to ensure a safe working environment for all of our employees.
At our Great Falls, Montana facility we are preparing for the partial conversion of the plant to Renewable Diesel service during the third quarter of 2022. We expect the plant will return to operations in a phased approach this fall and is expected to be fully operational by year end. We believe this is one of the most competitive Renewable Diesel projects in North America and will help us lead Montana and the Pacific Northwest in the ongoing energy transition.
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
Financial Results
We reported a net loss of $15.3 million in the second quarter 2022 versus a net loss of $78.4 million in the second quarter 2021. We reported Adjusted EBITDA (as defined in Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $175.8 million in the second quarter 2022 versus $32.3 million in the second quarter 2021. We generated cash from operating activities of $89.7 million in the second quarter 2022 versus using cash of $39.0 million in the second quarter of 2021, driven by a decrease of $63.1 million in net loss between the comparative periods and a decrease in the cash required for working capital.
Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Specialty Products and Solutions segment Adjusted EBITDA was $123.5 million in the second quarter 2022 versus $31.8 million in the second quarter 2021. Compared to the second quarter of 2021, Specialty Products and Solutions second quarter 2022 segment Adjusted EBITDA was favorably impacted by an increase in sales volumes driven by strong operations and the absence of unplanned downtime at our Shreveport facility that occurred in the second quarter of 2021. This impact was coupled with the favorable impact of the strong margin environment experienced during the quarter.
Montana/Renewables segment Adjusted EBITDA was $68.6 million in the second quarter 2022 versus $12.8 million in the second quarter 2021. Compared to the second quarter of 2021, Montana/Renewables second quarter 2022 segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of a wider WCS-WTI crude spread and vastly improved crack spreads for transportation fuels. These impacts were partially offset by an increase in operating costs driven by higher utility costs.
Performance Brands segment Adjusted EBITDA was $3.7 million in the second quarter 2022 versus $7.3 million in the second quarter 2021. Compared to the second quarter of 2021, Performance Brands segment Adjusted EBITDA was unfavorably impacted by a $2.2 million decrease in gross profit due to the natural lag in passing increased costs through to customers in our branded and consumer markets. Supply chain difficulties continue to impact results but are significantly improving.
Total Corporate costs represented a loss of $20.0 million of Adjusted EBITDA in the second quarter 2022 versus a loss of $19.6 million of Adjusted EBITDA in the second quarter 2021 primarily due to higher professional services related fees.

Liquidity Update
As of June 30, 2022, we had total liquidity of $470.1 million comprised of $14.0 million of unrestricted cash and $456.1 million of availability under our revolving credit facility. Unrestricted cash excludes amounts held by MRL, an unrestricted subsidiary of the Company. As of June 30, 2022, our revolving credit facility had a $500.0 million borrowing base, $43.9 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
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
During the second quarter 2022, we recorded a non-cash expense of $83.0 million for RINs, as compared to a non-cash RINs expense of $58.3 million for the second quarter 2021. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations exclude our own renewables blending as well as the potential for receiving any subsequent small refinery exemptions.
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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	91,524	84,463	8.4%	90,978	77,817	16.9%
Total feedstock runs (2)	88,363	80,750	9.4%	88,408	70,922	24.7%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,661	10,356	2.9%	10,713	8,886	20.6%
Solvents	6,776	6,938	(2.3)%	6,876	6,664	3.2%
Waxes	1,204	1,497	(19.6)%	1,360	1,191	14.2%
Fuels, asphalt and other by-products	38,948	30,404	28.1%	39,685	23,586	68.3%
Total Specialty Products and Solutions	57,589	49,195	17.1%	58,634	40,327	45.4%
Montana/Renewables:
Gasoline	4,357	4,368	(0.3)%	4,687	5,088	(7.9)%
Diesel	10,992	10,050	9.4%	10,335	10,055	2.8%
Jet fuel	822	880	(6.6)%	964	875	10.2%
Asphalt, heavy fuel oils and other	11,071	11,595	(4.5)%	10,472	11,114	(5.8)%
Total Montana/Renewables	27,242	26,893	1.3%	26,458	27,132	(2.5)%

Performance Brands	1,615	1,296	24.6%	1,617	1,421	13.8%

Total facility production (3)	86,446	77,384	11.7%	86,709	68,880	25.9%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Sales	$1,424.0	$807.0	$2,521.9	$1,407.3
Cost of sales	1,280.1	787.9	2,345.3	1,430.2
Gross profit (loss)	143.9	19.1	176.6	(22.9)
Operating costs and expenses:
Selling	16.2	14.5	28.8	27.6
General and administrative	22.5	29.7	55.1	66.4
Other operating expense	9.5	8.4	14.3	23.3
Operating income (loss)	95.7	(33.5)	78.4	(140.2)

Other expense:
Interest expense	(42.6)	(36.9)	(94.2)	(71.1)
Loss on derivative instruments	(67.6)	(6.9)	(89.7)	(12.1)
Other expense	(0.2)	(0.2)	(4.0)	—
Total other expense	(110.4)	(44.0)	(187.9)	(83.2)
Net loss before income taxes	(14.7)	(77.5)	(109.5)	(223.4)
Income tax expense	0.6	0.9	1.3	1.1
Net loss	$(15.3)	$(78.4)	$(110.8)	$(224.5)
EBITDA	$52.6	$(14.6)	$33.7	$(100.1)
Adjusted EBITDA	$175.8	$32.3	$199.1	$26.9
Distributable Cash Flow	$117.7	$(37.1)	$74.4	$(87.9)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss	$(15.3)	$(78.4)	$(110.8)	$(224.5)
Add:
Interest expense	42.6	36.9	94.2	71.1
Depreciation and amortization	24.7	26.0	49.0	52.2
Income tax expense	0.6	0.9	1.3	1.1
EBITDA	$52.6	$(14.6)	$33.7	$(100.1)
Add:
LCM / LIFO gain	$(1.2)	$(17.7)	$(7.2)	$(40.4)
Unrealized loss on derivative instruments	53.5	6.9	75.6	13.2
Amortization of turnaround costs	5.6	3.5	11.5	8.2
Loss on impairment and disposal of assets	—	1.2	—	1.9
RINs mark-to-market loss	68.7	48.2	78.1	123.2
Equity-based compensation and other items	(3.4)	4.1	3.6	17.7
Other non-recurring expenses	—	0.7	3.8	3.2
Adjusted EBITDA	$175.8	$32.3	$199.1	$26.9
Less:
Replacement and environmental capital expenditures (1)	$18.2	$8.7	$26.8	$13.9
Cash interest expense (2)	31.6	34.9	79.1	67.6
Turnaround costs	7.7	24.9	17.5	32.2
Income tax expense	0.6	0.9	1.3	1.1
Distributable Cash Flow	$117.7	$(37.1)	$74.4	$(87.9)

(1)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(2)Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended June 30, 2022 and 2021
Sales. Sales increased $617.0 million, or 76.5%, to $1,424.0 million in the three months ended June 30, 2022, from $807.0 million in the same period in 2021. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$245.3	$158.8	54.5%
Solvents	120.6	75.6	59.5%
Waxes	49.8	36.8	35.3%
Fuels, asphalt and other by-products (1)	563.5	272.6	106.7%
Total Specialty Products and Solutions	$979.2	$543.8	80.1%
Total Specialty Products and Solutions sales volume (in barrels)	5,606,000	4,968,000	12.8%
Average Specialty Products and Solutions sales price per barrel	$174.67	$109.46	59.6%
Montana/Renewables:
Gasoline	$67.8	$40.7	66.6%
Diesel	180.8	84.1	115.0%
Jet Fuel	14.8	7.4	100.0%
Asphalt, heavy fuel oils and other (2)	101.3	65.8	54.0%
Total Montana/Renewables	$364.7	$198.0	84.2%
Total Montana/Renewables sales volume (in barrels)	2,581,000	2,585,000	(0.2)%
Average Montana/Renewables sales price per barrel	$141.30	$76.60	84.5%
Performance Brands:
Total Performance Brands (3)	$80.1	$65.2	22.9%
Total Performance Brands sales volume (in barrels)	142,000	133,000	6.8%
Average Performance Brands sales price per barrel	$564.08	$490.23	15.1%

Total sales	$1,424.0	$807.0	76.5%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	8,329,000	7,686,000	8.4%

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
The components of the $435.4 million increase in Specialty Products and Solutions segment sales for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$69.8
Sales price	365.6
Total Specialty Products and Solutions segment sales increase	$435.4
Specialty Products and Solutions segment sales increased period over period, primarily due to the significantly higher price environment in the current year period and strong throughput. The favorable volumes impact was due to reliable operations and the absence of unplanned downtime at our Shreveport facility and a large restocking of inventory in the prior year comparative period.

The components of the $166.7 million increase in Montana/Renewables segment sales for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$(0.3)
Sales price	167.0
Total Montana/Renewables segment sales increase	$166.7
Montana/Renewables segment sales increased primarily due to increased sales prices as a result of the significantly higher price environment in the current year, in-line with the overall improvement in market conditions. Sales volumes were relatively flat between the two comparative periods.
The components of the $14.9 million increase in Performance Brands segment sales for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$4.0
Sales price	10.9
Total Performance Brands segment sales increase	$14.9
Performance Brands segment sales increased due to increases in volumes and product prices, which were both driven by continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.
Gross Profit. Gross profit increased $124.8 million, or 653.4%, to $143.9 million in the three months ended June 30, 2022, from $19.1 million in the same period in 2021. Gross profit (loss) for our business segments were as follows:

	Three Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$88.1	$7.7	1,044.2%
Percentage of sales	9.0%	1.4%	7.6%
Specialty Products and Solutions gross profit per barrel	$15.72	$1.55	914.2%

Montana/Renewables:
Gross profit (loss)	$41.6	$(5.0)	932.0%
Percentage of sales	11.4%	(2.5)%	13.9%
Montana/Renewables gross profit (loss) per barrel	$16.12	$(1.93)	935.2%

Performance Brands:
Gross profit	$14.2	$16.4	(13.4)%
Percentage of sales	17.7%	25.2%	(7.5)%
Performance Brands gross profit per barrel	$100.00	$123.31	(18.9)%

Total gross profit	$143.9	$19.1	653.4%
Percentage of sales	10.1%	2.4%	7.7%

The components of the $80.4 million increase in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2021 reported gross profit	$7.7
Cost of materials	(272.4)
Operating costs	(0.9)
LCM / LIFO inventory adjustments	(11.3)
Volumes	15.3
Sales price	365.7
RINs expense	(16.0)
Three months ended June 30, 2022 reported gross profit	$88.1
The increase in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to stronger specialties and fuels unit margins as a result of strong market demand. This impact was coupled with the favorable volumes impact resulting from the absence in the current year period of the unplanned downtime at our Shreveport facility that occurred in the prior year comparative period.
The components of the $46.6 million increase in Montana/Renewables segment gross profit (loss) for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2021 reported gross profit (loss)	$(5.0)
Cost of materials	(100.5)
LCM / LIFO inventory adjustments	(4.9)
Volumes	(0.1)
Operating costs	(6.9)
RINs expense	(7.9)
Sales price	166.9
Three months ended June 30, 2022 reported gross profit	$41.6
The increase in Montana/Renewables segment gross profit (loss) for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a significantly stronger crack spread environment leading to higher margins. The impact was partially offset by an increase in operating costs driven by higher utility costs.
The components of the $2.2 million decrease in Performance Brands segment gross profit for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2021 reported gross profit	$16.4
Cost of materials	(13.4)
LCM / LIFO inventory adjustments	(0.3)
Volumes	1.4
Operating costs	(0.8)
Sales price	10.9
Three months ended June 30, 2022 reported gross profit	$14.2
The decrease in Performance Brands segment gross profit for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily driven by higher material and feedstock costs. The impact of these items were partially offset by higher sales prices as a result of our continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.

General and administrative. General and administrative expenses decreased $7.2 million, or 24.2%, to $22.5 million in the three months ended June 30, 2022, from $29.7 million in the same period in 2021. The decrease was due primarily to a $7.6 million decrease in equity-based compensation related expenses.
Interest expense. Interest expense increased $5.7 million, or 15.4%, to $42.6 million in the three months ended June 30, 2022, from $36.9 million in the same period in 2021. The increase was primarily due to interest expense incurred for our MRL credit facility in the current quarter, which was absent the prior year comparative period.
Gain (loss) on derivative instruments. There was a $67.6 million loss on derivative instruments in the three months ended June 30, 2022, compared to a $6.9 million loss in the same period in 2021. The change was primarily driven by a combined $56.2 million realized and unrealized loss on crack spread swaps in the current quarter, absent the prior year comparative period, coupled with a $10.9 million unrealized loss on the inventory financing embedded derivative in the current quarter, as compared to a $6.9 million unrealized loss in the prior year comparative period.

Changes in Results of Operations for the Six Months Ended June 30, 2022 and 2021
Sales. Sales increased $1,114.6 million, or 79.2%, to $2,521.9 million in the six months ended June 30, 2022, from $1,407.3 million in the same period in 2021. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$454.8	$290.2	56.7%
Solvents	212.6	141.3	50.5%
Waxes	94.3	69.5	35.7%
Fuels, asphalt and other by-products (1)	986.9	422.9	133.4%
Total Specialty Products and Solutions	$1,748.6	$923.9	89.3%
Total Specialty Products and Solutions sales volume (in barrels)	11,123,000	8,721,000	27.5%
Average Specialty Products and Solutions sales price per barrel	$157.21	$105.94	48.4%
Montana/Renewables:
Gasoline	$126.4	$83.5	51.4%
Diesel	297.3	149.1	99.4%
Jet Fuel	26.2	12.4	111.3%
Asphalt, heavy fuel oils and other (2)	170.1	107.0	59.0%
Total Montana/Renewables	$620.0	$352.0	76.1%
Total Montana/Renewables sales volume (in barrels)	5,069,000	5,090,000	(0.4)%
Average Montana/Renewables sales price per barrel	$122.31	$69.16	76.9%
Performance Brands:
Total Performance Brands (3)	$153.3	$131.4	16.7%
Total Performance Brands sales volume (in barrels)	275,000	274,000	0.4%
Average Performance Brands sales price per barrel	$557.45	$479.56	16.2%

Total sales	$2,521.9	$1,407.3	79.2%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	16,467,000	14,085,000	16.9%

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
The components of the $824.7 million increase in Specialty Products and Solutions segment sales for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$254.4
Sales price	570.3
Total Specialty Products and Solutions segment sales increase	$824.7
Specialty Products and Solutions segment sales increased period over period, primarily due to the significantly higher price environment in the current year period and strong throughput. The favorable volumes impact was due to reliable operations and the absence of the unplanned downtown at our Shreveport facility in the prior year comparative period.

The components of the $268.0 million increase in Montana/Renewables segment sales for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$(1.4)
Sales price	269.4
Total Montana/Renewables segment sales increase	$268.0
Montana/Renewables segment sales increased primarily due to increased sales prices as a result of the significantly higher price environment in the current year period. Sales volumes were relatively flat between the two comparative periods.
The components of the $21.9 million increase in Performance Brands segment sales for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$0.4
Sales price	21.5
Total Performance Brands segment sales increase	$21.9
Performance Brands segment sales increased primarily due to the higher price environment.
Gross Profit. Gross profit increased $199.5 million, or 871.2%, to $176.6 million in the six months ended June 30, 2022, from a $22.9 million gross loss in the same period in 2021. Gross profit (loss) for our business segments were as follows:

	Six Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit (loss)	$105.8	$(30.6)	445.8%
Percentage of sales	6.1%	(3.3)%	9.4%
Specialty Products and Solutions gross profit (loss) per barrel	$9.51	$(3.51)	370.9%

Montana/Renewables:
Gross profit (loss)	$43.3	$(32.2)	234.5%
Percentage of sales	7.0%	(9.1)%	16.1%
Montana/Renewables gross profit (loss) per barrel	$8.54	$(6.33)	234.9%

Performance Brands:
Gross profit	$27.5	$39.9	(31.1)%
Percentage of sales	17.9%	30.4%	(12.5)%
Performance Brands gross profit per barrel	$100.00	$145.62	(31.3)%
Total gross profit (loss)	$176.6	$(22.9)	871.2%
Percentage of sales	7.0%	(1.6)%	8.6%

The components of the $136.4 million increase in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2021 reported gross profit (loss)	$(30.6)
Cost of materials	(466.7)
Operating costs	(11.3)
LCM / LIFO inventory adjustments	(25.6)
Volumes	57.8
Sales price	570.3
RINs expense	11.9
Six months ended June 30, 2022 reported gross profit	$105.8
The increase in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to stronger net unit margins as a result of strong specialty market demand, coupled with a favorable volumes impact driven by the absence in the current year period of the planned turnaround and unplanned downtime at our Shreveport facility in the prior year comparative period. Additionally, the results reflect lower RINs expense as a result of lower RINs prices than the comparable period a year ago. These impacts were partially offset by higher operating costs due to higher utility costs.
The components of the $75.5 million increase in Montana/Renewables segment gross profit for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2021 reported gross profit (loss)	$(32.2)
Cost of materials	(185.9)
LCM / LIFO inventory adjustments	(7.4)
Volumes	(0.3)
Operating costs	(12.0)
RINs expense	11.7
Sales price	269.4
Six months ended June 30, 2022 reported gross profit	$43.3
The increase in Montana/Renewables segment gross profit for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to stronger net unit margins and lower RINs expense. These factors were partially offset by an increase in operating costs driven by higher utility costs.
The components of the $12.4 million decrease in Performance Brands segment gross profit for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2021 reported gross profit	$39.9
Cost of materials	(32.1)
LCM / LIFO inventory adjustments	(0.3)
Volumes	0.2
Operating costs	(1.7)
Sales price	21.5
Six months ended June 30, 2022 reported gross profit	$27.5
The decrease in Performance Brands segment gross profit for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily driven by higher material and feedstock costs and supply chain challenges that resulted in higher operating costs and a growing sales order backlog. These impacts were partially offset by higher sales prices.

General and administrative. General and administrative expenses decreased $11.3 million, or 17.0%, to $55.1 million in the six months ended June 30, 2022, from $66.4 million in the same period in 2021. The decrease was primarily due to a $14.1 million decrease in equity-based compensation related expenses, which was primarily the result of changes in the Company’s unit price.
Interest expense. Interest expense increased $23.1 million, or 32.5%, to $94.2 million in the six months ended June 30, 2022, from $71.1 million in the same period in 2021. The increase was primarily due to interest expense incurred for our MRL credit facility in the current year period, which was absent the prior year comparative period, and higher financing costs related to our Supply and Offtake Agreements in the current year period in comparison to the prior year comparative period.
Gain (loss) on derivative instruments. There was a $89.7 million loss on derivative instruments in the six months ended June 30, 2022, compared to a $12.1 million loss in the same period in 2021. The $14.1 million realized loss on derivative instruments in the current year period was primarily due to the settlement of our crack spread swaps positions during the period. The unrealized loss on derivative instruments was primarily the result of a $45.5 million unrealized loss on crack spread swaps positions, coupled with the unrealized loss on the inventory financing embedded derivative of $30.1 million in the current year period, compared to an unrealized loss of $14.5 million in the prior year comparative period.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash provided by (used in) operating activities	$86.8	$(89.3)
Net cash used in investing activities	(178.6)	(16.7)
Net cash provided by (used in) financing activities	(2.6)	31.1
Net decrease in cash and cash equivalents	$(94.4)	$(74.9)
Operating Activities. Operating activities provided cash of $86.8 million during the six months ended June 30, 2022 compared to using cash of $89.3 million during the same period in 2021. The change was impacted by a decrease in net loss of $113.7 million and a decrease in the cash required for working capital.
Investing Activities. Investing activities used cash of $178.6 million during the six months ended June 30, 2022 compared to a use of cash of $16.7 million during the same period in 2021. The change is related to an increase in cash expenditures for additions to property, plant and equipment in the current year in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the current year are mainly related to our renewable diesel project.

Financing Activities. Financing activities used cash of $2.6 million in the six months ended June 30, 2022 compared to providing cash of $31.1 million during the same period in 2021. The change is primarily due to $70.0 million of proceeds received from our Shreveport terminal asset financing arrangement in the prior year comparative period, which was partially offset by $16.7 million of proceeds we received in the current year period from our MRL asset financing arrangement.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Six Months Ended June 30,
	2022	2021
	(In millions)
Capital improvement expenditures	$152.0	$2.9
Replacement capital expenditures	24.3	12.6
Environmental capital expenditures	2.5	1.3
Turnaround capital expenditures	17.5	32.2
Total	$196.3	$49.0
2022 Capital Spending Forecast
Excluding MRL capital expenditures, we are forecasting total capital expenditures of approximately $135 million to $165 million in 2022, of which $59.3 million was spent in the first six months of 2022. Forecasted capital expenditures related to our Montana Renewable Diesel project will be funded, in part, by cash on hand and cash flows from operations. In addition to this, our forecasted capital expenditures related to MRL include amounts for the construction of a new renewable hydrogen plant, $50.0 million of which will be financed through our Master Lease Agreement with Stonebriar. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of June 30, 2022, our primary debt and credit instruments consisted of the following:
•$500.0 million senior secured revolving credit facility maturing in January 2027 (“revolving credit facility”);
•$315.6 million senior secured term loan facility (the “MRL Credit Facility”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”);
•$550.0 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
•$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”); and
•$16.7 million of financing through our MRL asset financing arrangement.
We were in compliance with all covenants under the debt instruments in place as of June 30, 2022 and believe we have adequate liquidity to conduct our business.
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
The borrowing base on our revolving credit facility increased from approximately $355.0 million as of June 30, 2021, to approximately $500.0 million at June 30, 2022, resulting in a corresponding increase in our borrowing availability from approximately $254.1 million at June 30, 2021, to approximately $456.1 million at June 30, 2022. Total liquidity, consisting of unrestricted cash and available funds under our revolving credit facility, increased from $288.6 million at June 30, 2021 to $470.1 million at June 30, 2022. Unrestricted cash excludes amounts held by MRL, an unrestricted subsidiary of the Company.
Inventory Financing
Please refer to Note 7 - “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.
Short-Term Liquidity
As of June 30, 2022, our principal sources of short-term liquidity were (i) $456.1 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $14.0 million of unrestricted cash on hand. Unrestricted cash excludes amounts held by MRL, an unrestricted subsidiary of the Company. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, see Note 8 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of June 30, 2022 we had $315.6 million in secured loan facility, $200.0 million in 2024 Secured Notes, $550.0 million in 2025 Notes, and $325.0 million in 2027 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of June 30, 2022, we had $315.6 million of debt outstanding for the MRL Credit Facility, $61.5 million of other debt outstanding for the Shreveport terminal asset financing arrangement, and $16.7 million of financing for our MRL asset financing arrangement. The MRL Credit Facility is secured by substantially all of the assets of MRL and a pledge of 100% of the equity interest in MRL held by Montana Renewables Holdings. Borrowings under the MRL Credit Facility are obligations of our unrestricted subsidiaries MRL and Montana Renewables Holdings solely, and are non-recourse to the Company and its restricted subsidiaries.
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
Holding other variables related to RINs obligations constant, a $1.00 increase in the price of RINs as of June 30, 2022, would be expected to have a negative impact on Net income (loss) for 2022 of approximately $245.4 million.

Interest Rate Risk
Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of June 30, 2022 and December 31, 2021, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2023 Notes	$—	$—	$325.6	$322.3
2024 Secured Notes	$205.2	$199.1	$217.2	$198.8
2025 Notes	$523.5	$544.3	$598.1	$543.2
2027 Notes	$277.5	$320.8	$—	$—
Revolving credit facility	$—	$(3.5)	$—	$(2.0)
MRL credit facility	$315.6	$308.9	$303.5	$296.2
MRL asset financing arrangement	$16.7	$16.7	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility as of June 30, 2022, with borrowings bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. Borrowings under this facility are variable. We had no outstanding variable rate debt as of June 30, 2022 and December 31, 2021, respectively.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of Vincent Donargo.

32.1**	Section 1350 certification of Todd Borgmann and Vincent Donargo.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	August 5, 2022	By:	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)