Form 10-Q
period 2022-09-30
Calumet Specialty Products Partners, L.P.
filed 2022-11-09
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 9, 2022, there were 79,189,583 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2022

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

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$50.5	$38.1
Accounts receivable
Trade, less allowance for credit losses of $4.8 million and $2.0 million, respectively	294.0	216.8
Other	21.2	36.2
	315.2	253.0
Inventories	402.2	326.6
Prepaid expenses and other current assets	20.6	14.9
Total current assets	788.5	632.6
Property, plant and equipment, net	1,329.4	949.7
Restricted cash	—	83.8
Other noncurrent assets, net	450.8	461.8
Total assets	$2,568.7	$2,127.9
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$448.8	$301.0
Accrued interest payable	37.1	27.7
Accrued salaries, wages and benefits	71.6	93.7
Obligations under inventory financing agreements	194.7	173.0
Current portion of RINs obligation	430.2	200.1
Derivative liabilities	20.2	—
Other current liabilities	106.3	96.9
Current portion of long-term debt	16.1	7.4
Total current liabilities	1,325.0	899.8
Other long-term liabilities	73.4	115.6
Long-term RINs obligation, less current portion	—	78.8
Long-term debt, less current portion	1,435.7	1,418.8
Total liabilities	$2,834.1	$2,513.0
Commitments and contingencies
Redeemable noncontrolling interest	$200.0	$—
Partners’ capital (deficit):
Limited partners’ interest 79,189,583 units and 78,676,262 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$(457.4)	$(378.8)
General partner’s interest	1.9	3.8
Accumulated other comprehensive loss	(9.9)	(10.1)
Total partners’ capital (deficit)	(465.4)	(385.1)
Total liabilities and partners’ capital (deficit)	$2,568.7	$2,127.9
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per unit and unit data)
Sales	$1,165.0	$874.9	$3,686.9	$2,282.2
Cost of sales	1,025.7	741.6	3,371.0	2,171.8
Gross profit	139.3	133.3	315.9	110.4
Operating costs and expenses:
Selling	11.6	12.4	40.4	40.0
General and administrative	43.3	30.9	98.4	97.3
Other operating (income) expense	2.5	(3.3)	16.8	20.0
Operating income (loss)	81.9	93.3	160.3	(46.9)

Other income (expense):
Interest expense	(41.8)	(38.2)	(136.0)	(109.3)
Loss from debt extinguishment	(40.4)	—	(41.4)	(0.4)
Gain (loss) on derivative instruments	16.5	(3.3)	(73.2)	(15.4)
Other income (expense)	(0.1)	0.1	(3.1)	0.5
Total other expense	(65.8)	(41.4)	(253.7)	(124.6)
Net income (loss) before income taxes	16.1	51.9	(93.4)	(171.5)
Income tax expense	1.5	0.4	2.8	1.5
Net income (loss)	$14.6	$51.5	$(96.2)	$(173.0)
Net loss attributable to noncontrolling interest	(1.1)	—	(1.1)	—
Net income (loss) attributable to partners	$15.7	$51.5	$(95.1)	$(173.0)
Allocation of net income (loss) to partners
Net income (loss) attributable to partners	$15.7	$51.5	$(95.1)	$(173.0)
Less:
General partner’s interest in net income (loss)	0.3	1.0	(1.9)	(3.5)
Non-vested share based payments	0.2	—	—	—
Net income (loss) attributable to limited partners	$15.2	$50.5	$(93.2)	$(169.5)
Weighted average limited partner units outstanding:
Basic	79,384,878	78,924,380	79,277,719	78,831,988
Diluted	80,461,600	78,971,518	79,277,719	78,831,988
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.19	$0.64	$(1.18)	$(2.15)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$0.19	$0.64	$(1.18)	$(2.15)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss)	$14.6	$51.5	$(96.2)	$(173.0)
Other comprehensive income (loss):
Defined benefit pension and retiree health benefit plans	0.1	(0.1)	0.2	0.1
Total other comprehensive income (loss)	0.1	(0.1)	0.2	0.1
Comprehensive income (loss)	$14.7	$51.4	$(96.0)	$(172.9)
Less: Comprehensive loss attributable to noncontrolling interest	(1.1)	—	(1.1)	—
Comprehensive income (loss) attributable to partners	$15.8	$51.4	$(94.9)	$(172.9)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at June 30, 2022	$(10.0)	$1.6	$(469.2)	$(477.6)
Other comprehensive income	0.1	—	—	0.1
Net income attributable to partners	—	0.3	15.4	15.7
Settlement of phantom units	—	—	0.1	0.1
Amortization of phantom units	—	—	1.8	1.8
Adjustment to ASC 480 redemption value	—	—	(5.5)	(5.5)
Balance at September 30, 2022	$(9.9)	$1.9	$(457.4)	$(465.4)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	0.2	—	—	0.2
Net loss attributable to partners	—	(1.9)	(93.2)	(95.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Settlement of phantom units	—	—	6.7	6.7
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	4.0	4.0
Adjustment to ASC 480 redemption value	—	—	(5.5)	(5.5)
Balance at September 30, 2022	$(9.9)	$1.9	$(457.4)	$(465.4)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at June 30, 2021	$(12.1)	$4.5	$(344.1)	$(351.7)
Other comprehensive loss	(0.1)	—	—	(0.1)
Net income attributable to partners	—	1.0	50.5	51.5
Amortization of phantom units	—	—	0.1	0.1
Balance at September 30, 2021	$(12.2)	$5.5	$(293.5)	$(300.2)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(3.5)	(169.5)	(173.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.6)	(0.6)
Amortization of phantom units	—	—	1.9	1.9
Balance at September 30, 2021	$(12.2)	$5.5	$(293.5)	$(300.2)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Operating activities
Net loss	$(96.2)	$(173.0)
Non-cash RINs expense	151.3	95.7
Unrealized loss on derivative instruments	47.5	16.5
Other non-cash activities	141.5	78.0
Changes in assets and liabilities	(93.4)	(47.1)
Net cash provided by (used in) operating activities	150.7	(29.9)
Investing activities
Additions to property, plant and equipment	(376.3)	(34.3)
Other investing activities	0.2	0.1
Net cash used in investing activities	(376.1)	(34.2)
Financing activities
Proceeds from borrowings — revolving credit facility	1,139.0	868.1
Repayments of borrowings — revolving credit facility	(1,052.0)	(928.0)
Proceeds from borrowings — senior notes	325.0	—
Repayments of borrowings — senior notes	(363.1)	(70.0)
Proceeds from inventory financing	1,598.2	724.1
Payments on inventory financing	(1,603.6)	(689.4)
Proceeds from sale of redeemable noncontrolling interest in subsidiary	200.0	—
Repayment of MRL credit facility	(347.3)	—
Proceeds from other financing obligations	279.6	70.0
Payments on other financing obligations	(10.4)	(6.6)
Other financing activities	(11.4)	(2.7)
Net cash provided by (used in) financing activities	154.0	(34.5)
Net decrease in cash, cash equivalents and restricted cash	(71.4)	(98.6)
Cash, cash equivalents and restricted cash at beginning of period	121.9	109.4
Cash and cash equivalents at end of period	$50.5	$10.8
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$121.8	$25.7
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2022, the Company had 79,189,583 limited partner common units and 1,616,114 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
The unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K.
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
Restricted cash represents cash that is legally restricted under the Montana Renewables, LLC (“MRL”) credit facility, and it is presented as a non-current asset because it is only available for capital additions related to the renewable diesel project.
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

The Company accounts for its current period RINs obligation by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a RINs obligation in the condensed consolidated balance sheets. As of September 30, 2022, the Company’s RINs obligation for all outstanding compliance years is presented as a current liability in the condensed consolidated balance sheets. For the year ended December 31, 2021, the Company’s RINs obligations for compliance years 2019 and 2020 was presented as a current liability in the condensed consolidated balance sheets and the Company’s RINs obligation for compliance year 2021 was presented as a long-term liability in the condensed consolidated balance sheets. This liability is revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending may be sold or held to offset future RINs Obligations. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations. The liabilities associated with the Company’s RINs obligation are considered recurring fair value measurements. Please read Note 6 - “Commitments and Contingencies” for further information on the Company’s RINs obligation.
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of September 30, 2022 and December 31, 2021 were $294.0 million and $216.8 million, respectively.
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
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and nine months ended September 30, 2022, the Company recorded decreases (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations of $4.7 million due to the permanent liquidation of inventory layers. No such activity occurred in the three and nine months ended September 30, 2021.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $129.8 million and $64.9 million higher than the carrying value of inventory as of September 30, 2022 and December 31, 2021, respectively.
On March 31, 2017 and June 19, 2017, the Company sold inventory comprised of crude oil and refined products to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 7 - “Inventory Financing Agreements” related to the Great Falls and Shreveport refineries, respectively.
Inventories consist of the following (in millions):

	September 30, 2022			December 31, 2021
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$80.7	$35.2	$115.9	$41.0	$19.9	$60.9
Work in process	60.6	26.3	86.9	52.5	28.5	81.0
Finished goods	131.8	67.6	199.4	121.1	63.6	184.7
	$273.1	$129.1	$402.2	$214.6	$112.0	$326.6

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 - “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended September 30, 2022, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $4.2 million. During the three months ended September 30, 2021, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $4.7 million. During the nine months ended September 30, 2022 and 2021, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $3.0 million and $45.1 million, respectively.
5. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 17 years, some of which include options to extend the lease for up to 33 years, and some of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		September 30, 2022	December 31, 2021
Assets:	Classification:
Operating lease assets	Other noncurrent assets, net	$120.8	$157.7
Finance lease assets	Property, plant and equipment, net (1)	2.7	4.2
Total leased assets		$123.5	$161.9
Liabilities:
Current
Operating	Other current liabilities	$69.4	$65.1
Finance	Current portion of long-term debt	0.8	0.8
Non-current
Operating	Other long-term liabilities	51.8	93.1
Finance	Long-term debt, less current portion	2.5	3.2
Total lease liabilities		$124.5	$162.2

(1)Finance lease assets are recorded net of accumulated amortization of $4.0 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs:	Classification:	2022	2021	2022	2021
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$18.7	$11.9	$56.2	$35.5
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.2	1.9	6.0	5.9
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	7.5	7.1	13.5	13.5
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.2	0.2	0.6	0.5
Interest on lease liabilities	Interest expense	0.1	0.1	1.3	0.3
Total lease cost		$28.7	$21.2	$77.6	$55.7

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
As of September 30, 2022, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2022	$19.2	$0.3	$19.5
2023	74.1	1.0	75.1
2024	15.4	1.0	16.4
2025	10.2	0.7	10.9
2026	4.1	0.6	4.7
Thereafter	9.7	0.2	9.9
Total	$132.7	$3.8	$136.5
Less: Interest	11.5	0.5	12.0
Present value of lease liabilities	$121.2	$3.3	$124.5
Less obligations due within one year	69.4	0.8	70.2
Long-term lease obligation	$51.8	$2.5	$54.3

(1)As of September 30, 2022, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of September 30, 2022.
(2)As of September 30, 2022, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of September 30, 2022.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	September 30, 2022	December 31, 2021
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	2.7	3.1
Finance leases	4.1	4.8
Weighted-average discount rate:
Operating leases	6.9%	7.0%
Finance leases	7.3%	7.3%
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
Renewable Identification Numbers Obligation
The RFS allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable volume blending requirements, and Calumet applied for SREs for 2019 and 2020 compliance years. As of January 19, 2021, the EPA had still not acted and the Company filed lawsuits against the EPA in federal court in the Western District of Louisiana and in the District of Montana seeking an order that the EPA cannot enforce the RINs compliance deadline until the EPA has taken action on the Company’s SRE applications. Both cases were stayed through July 11, 2022. EPA subsequently issued decisions on the Company’s SRE’s for 2019 and 2020 described below, and the Company has dismissed the two district court actions.
Subsequent to the Company filing those lawsuits, EPA extended the deadlines for RFS compliance on several occasions, most recently January 27, 2022. These deadlines may change through further regulatory action by EPA, particularly since some deadlines were made contingent on future agency actions. Additionally, EPA recently finalized an alternative RIN retirement schedule for small refineries, described below, that affects some of these dates for small refiners that choose to use the alternative schedule.

The current deadlines are as follows:

Compliance Year	Annual Compliance Report Due	RINs Retirement Due Date	Third Party Certification Due
2019	September 1, 2022	Calumet carried forward its 2019 RVO into the 2020 compliance year as provided under the RFS. Calumet’s 2019 RVO is now due with the 2020 RVO.	June 1, 2023
2020	December 1, 2022	December 1, 2022 or alternatively if Calumet opts into the Alt RIN Retirement schedule then five installments of 20% are due: February 1, 2023 May 1, 2023 August 1, 2023 November 1, 2023 February 1, 2024	June 1, 2023
2021	March 31, 2023	March 31, 2023	June 1, 2023
2022	Likely date: September 1, 2023 (Next quarterly reporting deadline after either the effective date of the 2023 standards or the 2021 compliance reporting deadline (March 31, 2023), whichever is later)	Same as the annual compliance report date	Likely June 1, 2024 (next June 1 annual attest engagement reporting deadline after the 2022 compliance reporting deadline)
2018 RVO. In April 2022, EPA issued new decisions denying 36 petitions from small refineries seeking SREs for program year 2018 that had been remanded by the U.S. Court of Appeals for the D.C. Circuit to EPA. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the April 2022 denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or redeeming additional RINs. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit and filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA’s denials of both the Shreveport and Montana refineries’ petitions. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s appeal of the denial of the Montana refinery’s 2018 SRE petition for improper venue in favor of the D.C. Circuit appeal. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit; however the Fifth Circuit denied EPA’s motion and ordered the merits panel to consider both the merits of the appeal and the venue question raised by EPA. In June 2022, Growth Energy filed an appeal in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA’s decision to provide the alternate compliance approach to allow the 31 small refineries to meet their 2018 compliance obligations. The Company, along with other small refiners, has intervened in the Growth Energy appeal.
2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 other pending petitions from small refineries seeking SREs, including petitions submitted by the Company seeking exemptions for program years 2019 and 2020, based on an across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program. In September 2022, EPA finalized an alternative RIN retirement schedule for small refineries as set forth above. Small refineries that choose to use the alternative RIN retirement schedule must comply with their 2020 RFS obligations, including any RIN deficits from 2019 carried forward into the 2020 compliance year, in a series of five 20% installments beginning February 1, 2023 and ending February 1, 2024. The alternative RIN retirement schedule allows the use of RINs generated in post-2020 compliance years to meet the 2020 RFS obligations. The Company’s small refineries are eligible to use this alternative schedule. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit, and a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit. The Company again filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of the EPA’s denials. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s appeal. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit. The Fifth Circuit has not yet ruled on EPA’s motion.
2021-2022 RVO. In October 2022, Calumet applied for SREs for 2021 and 2022 compliance years and is presently awaiting EPA response.

The Company continues to anticipate that RFS compliance may continue to result in a significant expense for the Specialty Products and Solutions and Montana/Renewables segments. If legal or regulatory changes occur that have the effect of increasing the RINs Obligation, increasing the market price of RINs, or eliminating or narrowing the availability of SREs, the Company could be required to purchase additional RINs in the open market, which may materially increase the costs related to RFS compliance and could have a material adverse effect on the results of operations and liquidity.
As of September 30, 2022 and December 31, 2021, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $430.2 million and $278.9 million, respectively. Please read Note 2 - “Summary of Significant Accounting Policies” for additional information.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of September 30, 2022 and December 31, 2021, the Company had outstanding standby letters of credit of $38.2 million and $32.7 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At September 30, 2022 and December 31, 2021, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million and $300.0 million, respectively, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at September 30, 2022 and $600.0 million at December 31, 2021).
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of September 30, 2022, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2022	$1.0
2023	3.9
2024	4.0
2025	4.0
2026	4.0
Thereafter	2.4
Total (1)	$19.3

(1)As of September 30, 2022, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
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
For the three months ended September 30, 2022 and 2021, the Company incurred an expense of $6.2 million and $5.5 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company incurred an expense of $22.5 million and $10.3 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided cash collateral of $11.9 million related to the initial purchase of the Great Falls and Shreveport inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum for both Shreveport and Great Falls. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2022 and December 31, 2021, the Company had $23.2 million and $17.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remained outstanding as of September 30, 2022.

8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2028, weighted average interest rates of 3.9% and 2.4% for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.	$87.0	$—
Borrowings under the 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.3% for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.	—	325.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% and 9.4% for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.	200.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for each of the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.	513.5	550.0
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the nine months ended September 30, 2022.	325.0	—
MRL credit facility, interest payments quarterly, borrowings due November 2024, effective interest rate of 12.5% for each of the nine months ended September 30, 2022 and the year ended December 31, 2021.	—	303.5
Shreveport terminal asset financing arrangement	59.3	64.3
MRL asset financing arrangements	278.9	—
Other	—	0.7
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	3.3	4.0
Less unamortized debt issuance costs (1)	(13.4)	(17.8)
Less unamortized discounts	(1.8)	(3.5)
Total debt	$1,451.8	$1,426.2
Less current portion of long-term debt	16.1	7.4
Total long-term debt	$1,435.7	$1,418.8

(1)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $21.0 million and $22.5 million at September 30, 2022 and December 31, 2021, respectively.

11.00% Senior Notes due 2025 (the “2025 Notes)
During the three and nine months ended September 30, 2022, the Company repurchased $36.5 million aggregate principal amount of its 2025 Notes at an average price of 104.3% of par value, plus accrued and unpaid interest thereon up to, but not including the respective transaction dates. In conjunction with the repurchases of the 2025 Notes during the three and nine months ended September 30, 2022, the Company recorded a loss from debt extinguishment of $2.1 million, which is reflected in loss from debt extinguishment in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
8.125% Senior Notes due 2027 (the “2027 Notes”)
On January 20, 2022, the Company issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used, along with cash on hand, to fund the redemption of $325.0 million aggregate principal amount of its 2023 Senior Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022. In conjunction with the redemption of the 2023 Senior Notes, the Company recorded a loss from debt extinguishment of $1.0 million, which is reflected in loss from debt extinguishment in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.
Senior Notes
The 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”), 2025 Notes, and 2027 Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2022, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
MRL Credit Facility
On August 5, 2022, the Company repaid all borrowings outstanding under the MRL credit facility with a combination of proceeds from the issuance and sale of preferred units in Montana Renewables Holdings LLC, a wholly owned subsidiary of the Company and the direct parent of MRL (“MRHL”) and the Stonebriar Transactions (as defined herein). In conjunction with the redemption of the MRL credit facility, the Company recorded a loss from debt extinguishment of $38.3 million, which is reflected in loss from debt extinguishment in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022. Please refer to Note 14 - “Redeemable Noncontrolling Interest” for additional information regarding the issuance and sale of preferred units in MRHL and Note 8 - “Long-Term Debt - MRL Asset Financing Arrangements” for additional information regarding the Stonebriar Transactions.

MRL Asset Financing Arrangements
On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility. The transactions with Stonebriar described in this paragraph are referred to herein as the “Stonebriar Transactions.”
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
The borrowing capacity at September 30, 2022, under the revolving credit facility was approximately $500.0 million. As of September 30, 2022, the Company had outstanding borrowings of $87.0 million under the revolving credit facility and outstanding standby letters of credit of $38.2 million, leaving approximately $374.8 million of unused capacity.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below an amount equal to the greater of (i) 10% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of September 30, 2022, the Company was in compliance with all covenants under the revolving credit facility.
Maturities of Long-Term Debt
As of September 30, 2022, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2022	$3.5
2023	17.4
2024	219.3
2025	534.6
2026	23.3
Thereafter	668.9
Total	$1,467.0

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		September 30, 2022			December 31, 2021
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(38.0)	$—	$(38.0)	$(17.4)	$—	$(17.4)
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(46.3)	25.1	(21.2)	—	—	—
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	(16.2)	—	(16.2)	(10.5)	—	(10.5)
Total derivative instruments		$(100.5)	$25.1	$(75.4)	$(27.9)	$—	$(27.9)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. As of September 30, 2022 and December 31, 2021, the Company had no counterparty relationships in which the derivatives held were in net assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of September 30, 2022 or December 31, 2021. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of September 30, 2022 and December 31, 2021, the Company was not required to provide collateral to its counterparties.
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
The cash flow impact of the Company’s derivative activities is classified primarily as unrealized loss on derivative instruments in the operating activities section in the unaudited condensed consolidated statements of cash flows.

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
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Loss on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Loss on Derivative Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$5.0	$(2.8)
Crack spread swaps	(11.6)	—	24.3	—
Montana/Renewables segment:
Inventory financing obligation	—	—	(1.2)	(0.5)
Total	$(11.6)	$—	$28.1	$(3.3)
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the six months ended September 30, 2022 and 2021, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Gain (Loss) Recognized in Loss on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Loss on Derivative Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(20.6)	$(14.5)
Crack spread swaps	(24.9)	—	(21.2)	—
Crude oil swaps	(0.8)	—	—	—
Montana/Renewables segment:
Inventory financing obligation	—	—	(5.7)	(3.3)
WCS crude oil basis swaps	—	1.1	—	1.3
Total	$(25.7)	$1.1	$(47.5)	$(16.5)

Derivative Positions
At September 30, 2022, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2022	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	828,000	828,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2023	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	5,475,000	5,475,000	Barrels

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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at September 30, 2022 and December 31, 2021, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.

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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2022 and December 31, 2021, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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
Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Pension plan investments	$25.8	$—	$—	$25.8	$34.5	$—	$—	$34.5
Total recurring assets at fair value	$25.8	$—	$—	$25.8	$34.5	$—	$—	$34.5
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(54.2)	$(54.2)	$—	$—	$(27.9)	$(27.9)
Crack spread swaps	—	—	(21.2)	(21.2)	—	—	—	—
Total derivative liabilities	$—	$—	$(75.4)	$(75.4)	$—	$—	$(27.9)	$(27.9)
RINs obligation	—	(430.2)	—	(430.2)	—	(278.9)	—	(278.9)
Precious metals obligations	(6.2)	—	—	(6.2)	(6.8)	—	—	(6.8)
Liability awards	(38.5)	—	—	(38.5)	(63.1)	—	—	(63.1)
Total recurring liabilities at fair value	$(44.7)	$(430.2)	$(75.4)	$(550.3)	$(69.9)	$(278.9)	$(27.9)	$(376.7)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Nine Months Ended September 30,
	2022	2021
Fair value at January 1,	$(27.9)	$(3.5)
Realized gain (loss) on derivative instruments	(25.7)	1.1
Unrealized loss on derivative instruments	(47.5)	(16.5)
Settlements	25.7	(1.1)
Fair value at September 30,	$(75.4)	$(20.0)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$(47.5)	$(16.5)
Nonrecurring Fair Value Measurements
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The Company assesses goodwill for impairment annually, on October 1 of each fiscal year, or whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.
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
Debt
The estimated fair value of long-term debt at September 30, 2022 and December 31, 2021, consists primarily of senior notes. The estimated aggregate fair value of the Company’s 2023 Notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s 2024 Secured Notes and 2025 and 2027 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL credit facility, MRL asset financing arrangements, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 - “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		September 30, 2022		December 31, 2021
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2023 Notes	1	$—	$—	$325.6	$322.3
2024 Secured Notes, 2025 Notes, and 2027 Notes	2	$1,032.5	$1,028.9	$815.3	$742.0
Revolving credit facility	3	$87.0	$83.7	$—	$(2.0)
MRL credit facility	3	$—	$—	$303.5	$296.2
Shreveport terminal asset financing arrangement	3	$59.3	$58.2	$64.3	$63.0
MRL asset financing arrangements	3	$278.9	$277.7	$—	$—
Finance leases and other obligations	3	$3.3	$3.3	$4.7	$4.7

11. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$14.6	$51.5	$(96.2)	$(173.0)
Net loss attributable to noncontrolling interest	(1.1)	—	(1.1)	—
Net income (loss) attributable to partners	$15.7	$51.5	$(95.1)	$(173.0)
Less:
General partner’s interest in net income (loss)	0.3	1.0	(1.9)	(3.5)
Non-vested share based payments	0.2	—	—	—
Net income (loss) attributable to limited partners	$15.2	$50.5	$(93.2)	$(169.5)

Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	79,384,878	78,924,380	79,277,719	78,831,988
Effect of dilutive securities:
Incremental units	1,076,722	47,138	—	—
Diluted weighted average limited partner units outstanding (1)	80,461,600	78,971,518	79,277,719	78,831,988
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.19	$0.64	$(1.18)	$(2.15)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners' interest	$0.19	$0.64	$(1.18)	$(2.15)

(1)Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the nine months ended September 30, 2022 and 2021.

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
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 3 - “Summary of Significant Accounting Policies,” of the Company’s 2021 Annual Report on Form 10-K, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss) attributable to partners; (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss) attributable to partners; (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss) attributable to partners; (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

Reportable segment information for the three months ended September 30, 2022 and 2021, is as follows (in millions):

Three Months Ended September 30, 2022	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$934.6	$76.4	$154.0	$—	$—	$1,165.0
Inter-segment sales	7.1	—	—	—	(7.1)	—
Total sales	$941.7	$76.4	$154.0	$—	$(7.1)	$1,165.0

Adjusted EBITDA	$131.7	$8.5	$11.3	$(24.5)	$—	$127.0
Reconciling items to net income attributable to partners:
Depreciation and amortization	15.6	2.9	9.9	1.8	—	30.2
LCM / LIFO (gain) loss	2.1	(0.3)	(2.3)	—	—	(0.5)
Gain on impairment and disposal of assets	—	—	(0.2)	—	—	(0.2)
Interest expense	7.2	—	6.7	27.9	—	41.8
Debt extinguishment costs	—	—	38.3	2.1	—	40.4
Unrealized (gain) loss on derivatives	(29.3)	—	1.2	—	—	(28.1)
RINs mark-to-market loss	9.2	—	5.1	—	—	14.3
Other non-recurring income						(0.2)
Equity-based compensation and other items						13.0
Income tax expense						1.5
Noncontrolling interest adjustments						(0.9)
Net income attributable to partners						$15.7

Capital expenditures	$15.0	$0.7	$196.3	$0.2	$—	$212.2
PP&E, net	$374.6	$34.0	$917.7	$3.1	$—	$1,329.4

Three Months Ended September 30, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$583.5	$63.0	$228.4	$—	$—	$874.9
Inter-segment sales	5.1	—	—	—	(5.1)	—
Total sales	$588.6	$63.0	$228.4	$—	$(5.1)	$874.9

Adjusted EBITDA	$46.3	$6.8	$24.4	$(18.7)	$—	$58.8

Reconciling items to net income attributable to partners:
Depreciation and amortization	16.7	3.4	8.5	1.9	—	30.5
LCM / LIFO gain	(0.8)	(2.9)	(1.0)	—	—	(4.7)
Gain on sale of business, net	(0.2)	—	—	—	—	(0.2)
Interest expense	6.0	0.2	1.9	30.1	—	38.2
Unrealized loss on derivatives	2.8	—	0.5	—	—	3.3
RINs mark-to-market gain	(42.8)	—	(24.1)	—	—	(66.9)
Equity-based compensation and other items						6.7
Income tax expense						0.4
Net income attributable to partners						$51.5

Capital expenditures	$8.5	$0.9	$16.4	$—	$—	$25.8
PP&E, net	$382.4	$34.0	$476.7	$10.6	$—	$903.7

Reportable segment information for the nine months ended September 30, 2022 and 2021, is as follows (in millions):

Nine Months Ended September 30, 2022	Specialty Products and Solutions (1) (2)	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$2,683.2	$229.7	$774.0	$—	$—	$3,686.9
Inter-segment sales	19.7	—	—	—	(19.7)	—
Total sales	$2,702.9	$229.7	$774.0	$—	$(19.7)	$3,686.9

Adjusted EBITDA	$283.3	$17.5	$88.9	$(63.6)	$—	$326.1
Reconciling items to net loss attributable to partners:
Depreciation and amortization	47.6	8.5	28.9	5.7	—	90.7
LCM / LIFO gain	(1.3)	(0.5)	(5.9)	—	—	(7.7)
Gain on impairment and disposal of assets	—	—	(0.2)	—	—	(0.2)
Interest expense	24.0	1.1	25.5	85.4	—	136.0
Debt extinguishment costs	—	—	38.3	3.1	—	41.4
Unrealized loss on derivatives	41.8	—	5.7	—	—	47.5
RINs mark-to-market loss	60.0	—	32.4	—	—	92.4
Other non-recurring expenses						2.6
Equity-based compensation and other items						16.6
Income tax expense						2.8
Noncontrolling interest adjustments						(0.9)
Net loss attributable to partners						$(95.1)

Capital expenditures	$45.3	$1.6	$361.3	$0.3	$—	$408.5
PP&E, net	$374.6	$34.0	$917.7	$3.1	$—	$1,329.4

Nine Months Ended September 30, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,507.4	$194.4	$580.4	$—	$—	$2,282.2
Inter-segment sales	13.2	—	—	—	(13.2)	—
Total sales	$1,520.6	$194.4	$580.4	$—	$(13.2)	$2,282.2

Adjusted EBITDA	$75.9	$30.1	$35.2	$(55.5)	$—	$85.7
Reconciling items to net loss attributable to partners:
Depreciation and amortization	49.3	10.2	25.5	5.9	—	90.9
LCM / LIFO gain	(29.7)	(3.4)	(12.0)	—	—	(45.1)
Loss on impairment and disposal of assets	1.8	—	0.1	—	—	1.9
Gain on sale of business, net	(0.2)	—	—	—	—	(0.2)
Interest expense	12.7	0.3	3.5	92.8	—	109.3
Debt extinguishment costs	—	—	—	0.4	—	0.4
Unrealized loss on derivatives	14.5	—	2.0	—	—	16.5
RINs mark-to-market loss	38.8	—	17.5	—	—	56.3
Other non-recurring expenses						2.8
Equity-based compensation and other items						24.4
Income tax expense						1.5
Net loss attributable to partners						$(173.0)

Capital expenditures	$45.4	$2.0	$27.7	$—	$—	$75.1
PP&E, net	$382.4	$34.0	$476.7	$10.6	$—	$903.7

(1)For the nine months ended September 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $13.9 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a polar vortex that occurred in 2021 in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional transportation related expenses.
(2)For the nine months ended September 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $4.4 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy as a result of damages caused by a polar vortex that occurred in 2021.

Geographic Information
International sales accounted for less than ten percent of consolidated sales in each of the three and nine months ended September 30, 2022 and 2021.

Product Information
The Company offers specialty, fuels, and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended September 30, 2022 and 2021 (dollars in millions):

	Three Months Ended September 30,
	2022		2021
Specialty Products and Solutions:
Lubricating oils	$250.4	21.5%	$192.0	21.9%
Solvents	119.2	10.2%	81.7	9.3%
Waxes	50.0	4.3%	40.6	4.7%
Fuels, asphalt and other by-products	515.0	44.1%	269.2	30.8%
Total	$934.6	80.1%	$583.5	66.7%
Montana/Renewables:
Gasoline	$35.2	3.0%	$53.9	6.2%
Diesel	68.4	5.9%	92.6	10.5%
Jet fuel	10.1	0.9%	8.6	1.0%
Asphalt, heavy fuel oils and other	40.3	3.5%	73.3	8.4%
Total	$154.0	13.3%	$228.4	26.1%

Performance Brands:	$76.4	6.6%	$63.0	7.2%

Consolidated sales	$1,165.0	100.0%	$874.9	100.0%
The following table sets forth the major product category sales for each segment for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	Nine Months Ended September 30,
	2022		2021
Specialty Products and Solutions:
Lubricating oils	$705.2	19.1%	$482.2	21.1%
Solvents	331.8	9.0%	223.0	9.8%
Waxes	144.3	3.9%	110.1	4.9%
Fuels, asphalt and other by-products	1,501.9	40.8%	692.1	30.3%
Total	$2,683.2	72.8%	$1,507.4	66.1%
Montana/Renewables:
Gasoline	$161.6	4.4%	$137.4	6.0%
Diesel	365.7	9.9%	241.7	10.6%
Jet fuel	36.3	1.0%	21.0	0.9%
Asphalt, heavy fuel oils and other	210.4	5.7%	180.3	7.9%
Total	$774.0	21.0%	$580.4	25.4%

Performance Brands:	$229.7	6.2%	$194.4	8.5%

Consolidated sales	$3,686.9	100.0%	$2,282.2	100.0%
Major Customers
During the three and nine months ended September 30, 2022 and 2021, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the three months ended September 30, 2022 and 2021, the Company had two suppliers that supplied approximately 83.8% and 92.4%, respectively, of its crude oil supply. During the nine months ended September 30, 2022 and 2021, the Company had two suppliers that supplied approximately 84.9% and 89.2%, respectively, of its crude oil supply.

13. Unrestricted Subsidiaries
As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means MRHL, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the Company’s general partner’s board of directors as an unrestricted subsidiary, but only to the extent that such subsidiary:
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

As of September 30, 2022 and December 31, 2021, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of September 30, 2022 and December 31, 2021, respectively.

September 30, 2022	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$16.4	$34.1	$—	$50.5
Accounts receivable - Intercompany	$—	$0.5	$(0.5)	$—
Property, plant and equipment, net	$757.6	$708.3	$(136.5)	$1,329.4
Other noncurrent assets, net	$440.5	$10.3	$—	$450.8
Accounts payable	$337.9	$110.9	$—	$448.8
Other current liabilities	$105.7	$0.6	$—	$106.3
Current portion of long-term debt	$7.2	$8.9	$—	$16.1
Other long-term liabilities	$72.2	$1.2	$—	$73.4
Long-term debt	$1,167.0	$268.7	$—	$1,435.7
Redeemable noncontrolling interest	$—	$200.0	$—	$200.0
Partners’ capital (deficit)	$(422.9)	$(42.5)	$—	$(465.4)
Partners’ capital (deficit) - Intercompany	$—	$205.4	$(205.4)	$—

December 31, 2021	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Accounts receivable - Trade	$216.8	$—	$—	$216.8
Accounts receivable - Intercompany	$—	$6.9	$(6.9)	$—
Property, plant and equipment, net	$698.4	$390.3	$(139.0)	$949.7
Restricted cash	$—	$83.8	$—	$83.8
Accounts payable - Intercompany	$—	$43.1	$(43.1)	$—
Long-term debt	$1,122.6	$296.2	$—	$1,418.8
Partners’ capital (deficit)	$(379.7)	$(5.4)	$—	$(385.1)
Partners’ capital (deficit) - Intercompany	$—	$146.7	$(146.7)	$—
For the three months ended September 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $20.3 million, operating costs of $4.6 million, which was exclusive of depreciation expense of $3.8 million, interest expense of $7.1 million, and loss on debt extinguishment of $38.3 million. For the three months ended September 30, 2021, the Company’s unrestricted subsidiaries had no tolling revenue, operating costs, depreciation expense, interest expense, or loss on debt extinguishment.
For the nine months ended September 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $63.5 million, operating costs of $18.5 million, which was exclusive of depreciation expense of $11.3 million, interest expense of $29.4 million, and loss on debt extinguishment of $38.3 million. For the nine months ended September 30, 2021, the Company’s unrestricted subsidiaries had no tolling revenue, operating costs, depreciation expense, interest expense, or loss on debt extinguishment.
14. Redeemable Noncontrolling Interest
On August 5, 2022 (the “Closing Date”), MRHL issued and sold 12,500,000 preferred units (“Preferred Units”) in MRHL to an affiliate of Warburg Pincus LLC for $250.0 million for an immediate cash payment of $200.0 million and the agreement to pay the remaining $50.0 million in cash not later than October 3, 2022 (the “Deferred Purchase Price”) in exchange for a 14.2045% Percentage Interest in MRHL. The Company received the cash payment for the Deferred Purchase Price on October 3, 2022. The Preferred Units are not interest bearing and carry certain minimum return thresholds.

Holders of the Preferred Units are entitled to receive a preferred return equal to the greater of (i) an internal rate of return, or IRR (as defined in the Second Amended and Restated Limited Liability Company Agreement of MRHL (the “Second A&R LLC Agreement”), equal to 8.0% and (ii) a multiple on invested capital, or MOIC (as defined in the Second A&R LLC Agreement), initially equal to 1.35 and increasing by 0.01 each anniversary of the Closing Date up to a maximum MOIC equal to 1.40 on or after the fifth anniversary of the Closing Date (the “Preferred Return”). Pursuant to the Second A&R LLC Agreement, MRHL is required to distribute all Available Cash (as defined in the Second A&R LLC Agreement), to the members of MRHL (the “Members”) in the following priority: (i) 37.5% to the holders of the Preferred Units and 62.5% to all other Members pro rata based on their Percentage Interests (as defined in the Second A&R LLC Agreement) until the holders of the Preferred Units receive the Preferred Return and (ii) thereafter, 100.0% to the Members pro rata based on their Percentage Interests. Additionally, pursuant to the Second A&R LLC Agreement the Company is required to make distributions to the members sufficient to enable them to pay, on a quarterly basis, federal, state and local taxes arising from the allocations made to such members. Further, such distributions are determined by the Company and shall be made within thirty (30) days after the close of each applicable quarter. Any tax liability distributions shall be treated as an advance against, and shall reduce the amount of, the next distribution that the members would otherwise receive pursuant to the agreement.
At any time following the fifth anniversary of the Closing Date, if MRHL has not had an Initial Public Offering or Change of Control (each as defined in the Second A&R LLC Agreement), Warburg has the right to initiate an Initial Public Offering or Change of Control transaction pursuant to the terms of the Second A&R LLC Agreement. Upon the closing of a Qualified Initial Public Offering (as defined in the Second A&R LLC Agreement), each of MRHL and Warburg have the right to elect to convert all (but not less than all) of the Preferred Units (i) first by MRHL paying each holder of Preferred Units an amount in cash equal to such holder’s Preferred Return (to the extent not already paid) and (ii) thereafter, the Preferred Units automatically convert into the same number of common units of MRHL and will be entitled to participate in any distributions of Available Cash to the Members in proportion to their respective Percentage Interests. The Second A&R LLC Agreement also provides certain drag-along rights in connection with a Change of Control, subject to a minimum preferred return requirement for certain transactions that are consummated before the third anniversary of the Closing Date.
The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the condensed consolidated balance sheets due to the redemption features described above and included a balance of $200.0 million as of September 30, 2022. The Company recorded the Preferred Units at their issuance date fair value, net of issuance costs. We recorded an adjustment for the $1.1 million net loss attributable to noncontrolling interest and $4.4 million preferred unit issuance costs to accrete the carrying amount to redemption value as of September 30, 2022. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.
The following table shows the change in our redeemable noncontrolling interest in MRHL from initial measurement at August 5, 2022 to September 30, 2022.

September 30, 2022
Issuance of Preferred Units	$200.0
Net loss attributable to noncontrolling interest	(1.1)
Preferred unit issuance costs	(4.4)
Adjustment to ASC 480 redemption value	5.5
Balance at September 30, 2022	$200.0

15. Subsequent Events
As of November 2, 2022, the fair value of the Company’s derivative liabilities have increased by approximately $29.6 million subsequent to September 30, 2022.
On November 2, 2022 (the “Effective Date”), Montana Renewables, LLC, a Delaware limited liability company (“MRL”) and an indirect subsidiary of Calumet Specialty Products Partners, L.P. (the “Partnership”), entered into, as borrower, a Credit Agreement (the “Credit Agreement”) with Montana Renewables Holdings LLC, the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027.
On November 2, 2022, MRL also entered into a Supply and Offtake Agreement (“S&O Agreement”) with Macquarie Energy North America Trading Inc., a Delaware corporation (“Macquarie”), pursuant to which Macquarie will (i) purchase renewable feedstocks and products located at specified locations at MRL’s Great Falls, Montana refinery (the “Refinery”), (ii) provide certain financial accommodations to MRL based on liens granted over renewable feedstocks and products owned by MRL at other locations at the Refinery, and (iii) endeavor to purchase from third parties and deliver permitted feedstocks to MRL in monthly amounts up to an average of approximately 15,000 barrels per day. The term of the S&O Agreement is scheduled to expire on November 2, 2025, subject to certain early termination rights, the performance of customary covenants, and certain events of default provided therein.
Additionally, on November 2, 2022, Calumet Shreveport Refining, LLC, a Delaware limited liability company and an indirect subsidiary of the Partnership, entered into a Sixth Amendment to Supply and Offtake Agreement (the “Sixth Amendment”) to that certain Supply and Offtake Agreement dated as of June 19, 2017 (as amended, including pursuant to the Sixth Amendment, the “Shreveport S&O Agreement”) with Macquarie and certain other parties to, among other things, (i) extend the term of the facility under the Shreveport S&O Agreement to June 30, 2026, (ii) replace the existing LIBOR-based default interest rate benchmark with a SOFR-based default interest rate benchmark, and (iii) reaffirm the obligations of each party under a related guaranty.
Similarly, on November 2, 2022, Calumet Montana Refining, LLC, a Delaware limited liability company and an indirect subsidiary of the Partnership, entered into a Tenth Amendment to Supply and Offtake Agreement (the “Tenth Amendment”) to that certain Supply and Offtake Agreement dated as of March 31, 2017 (as amended, including pursuant to the Tenth Amendment, the “Montana S&O Agreement”) with Macquarie and certain other parties to among other things, (i) extend the term of the facility under the Montana S&O Agreement to June 30, 2026, (ii) replace the existing LIBOR-based default interest rate benchmark with a SOFR-based default interest rate benchmark, and (iv) reaffirm the obligations of each party under a related guaranty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2022. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2021 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We manufacture, formulate and market a diversified slate of specialty products to customers across a broad range of consumer-facing and industrial markets. We also own what we believe will be one of North America’s leading renewable diesel manufacturing facilities. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.
Our operations are managed by the chief operating decision maker (“CODM”) using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two businesses - renewable diesel and specialty asphalt. At our Great Falls renewable diesel facility, we will process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that we expect to distribute into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.
Third Quarter 2022 Update
Outlook and Trends
During the third quarter of 2022, global economic activity continued to be impacted by macroeconomic uncertainty, inflationary pressures and geopolitical concerns, including Russia’s invasion of Ukraine. These items, combined with lasting reductions to energy supply made at the peak of COVID-19, have led to a global energy shortage and increased commodity prices. Governments around the world responded to Russia’s invasion of Ukraine by imposing economic sanctions, and global central banks began addressing inflation by, among other things, increasing interest rates. The global energy crisis is a result of demand for hydrocarbons returning to pre-pandemic levels coupled with decreased global energy production and disrupted energy trade flows around the globe, particularly in Europe. The resulting extreme natural gas prices have raised the cost to produce fuels internationally. This has led to an elevated margin environment in North America where the cost to produce hydrogen is relatively advantaged to the rest of the world. These factors have impacted our businesses in various ways.
Our Specialty Products and Solutions segment continues to experience strong margins as we see the benefit of a fully integrated specialty business and a strong market environment. Our Montana/Renewables segment experienced strong margins during the quarter, but the facility was offline for most of the quarter as we completed the final stage of the Renewable Diesel conversion. Our Performance Brands segment started to see relief during the quarter as price increases implemented during prior periods took hold and feedstock costs started to stabilize. As a fully integrated specialty business, our product lines perform differently in response to changing market conditions, and the Performance Brands segment has been most impacted by the inflationary environment.
Across all of our business segments we continue to see strong, growing demand for our products. However, we will continue to monitor macroeconomic signals and indicators that may point to recessionary risk in the future, which may impact our businesses. As we saw during 2020 with COVID-19 and the start of the global pandemic, our integrated business model and diversified product portfolio provides an advantaged response to changing market conditions, including recessionary trends. While we are not immune to the impacts of an economic downturn, we believe our specialty business is well positioned to withstand one.
We also continue to monitor COVID-19 statistics and we will continue to assess conditions around our facilities. Our established COVID protocols have proven successful and remain available as necessary to ensure a safe working environment for all of our employees.

At our Great Falls, Montana facility we successfully completed the partial conversion of the plant to Renewable Diesel service. This winter, we expect to complete the next phase of the Montana Renewables project, which includes a hydrogen plant, pre-treatment unit, and sustainable aviation fuel unit. This phase increases the plant’s capacity, fully unlocks the geographic advantage we have in Montana by providing feed flexibility, and allows Montana Renewables to become one of the largest manufacturers of sustainable aviation fuel in North America. We believe this is one of the most competitive Renewable Diesel projects in North America.
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
Financial Results
We reported net income of $14.6 million in the third quarter 2022 versus net income of $51.5 million in the third quarter 2021. We reported Adjusted EBITDA (as defined in Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $127.0 million in the third quarter 2022 versus $58.8 million in the third quarter 2021. We generated cash from operating activities of $63.9 million in the third quarter 2022 versus generating cash of $59.4 million in the third quarter of 2021, primarily driven by an increase of $6.0 million in gross profit between the comparative periods and a decrease in the cash required for working capital.
Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Specialty Products and Solutions segment Adjusted EBITDA was $131.7 million in the third quarter 2022 versus $46.3 million in the third quarter 2021. Compared to the third quarter of 2021, Specialty Products and Solutions third quarter 2022 segment Adjusted EBITDA was favorably impacted by an increase in sales volumes driven by strong operations and the absence of unplanned downtime at our Shreveport facility that occurred in the third quarter of 2021. This impact was coupled with the favorable impact of the strong margin environment experienced during the quarter.
Montana/Renewables segment Adjusted EBITDA was $11.3 million in the third quarter 2022 versus $24.4 million in the third quarter 2021. Compared to the third quarter of 2021, Montana/Renewables third quarter 2022 segment Adjusted EBITDA was unfavorably impacted by lower volumes as a result of a planned turnaround at our Montana facility in the current year period, coupled with the impact of increased operating costs driven by higher utility costs. These impacts were partially offset by the favorable impact of an increase in net unit margins as a result of a wider WCS-WTI crude spread and vastly improved crack spreads for transportation fuels.
Performance Brands segment Adjusted EBITDA was $8.5 million in the third quarter 2022 versus $6.8 million in the third quarter 2021. Compared to the third quarter of 2021, Performance Brands segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of passing price increases through to customers in our branded and consumer markets. Supply chain difficulties continue to impact results but are significantly improving.
Total Corporate costs represented a loss of $24.5 million of Adjusted EBITDA in the third quarter 2022 versus a loss of $18.7 million of Adjusted EBITDA in the third quarter 2021 due to higher labor and benefits related expenses, primarily as it relates to an increase in expenses for our annual cash incentive plan, which are directly tied to the achievement of annual Adjusted EBITDA performance targets established by the Compensation Committee of the Company.

Liquidity Update
As of September 30, 2022, we had total liquidity of $391.2 million comprised of $16.4 million of unrestricted cash and $374.8 million of availability under our revolving credit facility. Unrestricted cash excludes amounts held by MRL, an unrestricted subsidiary of the Company. As of September 30, 2022, our revolving credit facility had a $500.0 million borrowing base, $38.2 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
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
During the third quarter 2022, we recorded a non-cash expense of $37.3 million for RINs, as compared to a non-cash benefit of $48.3 million for RINs in the third quarter 2021. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations exclude our own renewables blending as well as the potential for receiving any subsequent small refinery exemptions.
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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	75,789	82,844	(8.5)%	85,859	79,511	8.0%
Total feedstock runs (2)	75,722	80,021	(5.4)%	84,133	73,988	13.7%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	11,681	10,817	8.0%	11,039	9,537	15.7%
Solvents	7,134	7,163	(0.4)%	6,963	6,832	1.9%
Waxes	1,611	1,529	5.4%	1,445	1,305	10.7%
Fuels, asphalt and other by-products	43,716	29,242	49.5%	41,043	25,492	61.0%
Total Specialty Products and Solutions	64,142	48,751	31.6%	60,490	43,166	40.1%
Montana/Renewables:
Gasoline	1,675	4,763	(64.8)%	3,672	4,979	(26.3)%
Diesel	3,396	10,328	(67.1)%	7,997	10,147	(21.2)%
Jet fuel	714	1,169	(38.9)%	880	974	(9.7)%
Asphalt, heavy fuel oils and other	3,630	10,883	(66.6)%	8,165	11,035	(26.0)%
Total Montana/Renewables	9,415	27,143	(65.3)%	20,714	27,135	(23.7)%

Performance Brands	1,299	1,226	6.0%	1,510	1,355	11.4%

Total facility production (3)	74,856	77,120	(2.9)%	82,714	71,656	15.4%

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

The following table reflects our unaudited condensed consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss) attributable to partners, our most directly comparable financial performance measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Sales	$1,165.0	$874.9	$3,686.9	$2,282.2
Cost of sales	1,025.7	741.6	3,371.0	2,171.8
Gross profit	139.3	133.3	315.9	110.4
Operating costs and expenses:
Selling	11.6	12.4	40.4	40.0
General and administrative	43.3	30.9	98.4	97.3
Other operating (income) expense	2.5	(3.3)	16.8	20.0
Operating income (loss)	81.9	93.3	160.3	(46.9)

Other income (expense):
Interest expense	(41.8)	(38.2)	(136.0)	(109.3)
Loss from debt extinguishment	(40.4)	—	(41.4)	(0.4)
(Gain) loss on derivative instruments	16.5	(3.3)	(73.2)	(15.4)
Other income (expense)	(0.1)	0.1	(3.1)	0.5
Total other expense	(65.8)	(41.4)	(253.7)	(124.6)
Net income (loss) before income taxes	16.1	51.9	(93.4)	(171.5)
Income tax expense	1.5	0.4	2.8	1.5
Net income (loss)	$14.6	$51.5	$(96.2)	$(173.0)
Net loss attributable to noncontrolling interest	(1.1)	—	(1.1)	—
Net income (loss) attributable to partners	$15.7	$51.5	$(95.1)	$(173.0)
EBITDA	$83.4	$116.6	$117.1	$16.5
Adjusted EBITDA	$127.0	$58.8	$326.1	$85.7
Distributable Cash Flow	$43.8	$12.6	$118.2	$(75.1)
Non-GAAP Financial Measures
We include in this Quarterly Report the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. We provide reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss) attributable to partners, our most directly comparable financial performance measure.
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

We define EBITDA for any period as net income (loss) attributable to partners plus interest expense (including amortization of debt issuance costs), income taxes and depreciation and amortization. Historically, we considered net income (loss) to be the most directly comparable GAAP measure to EBITDA. Commencing with the third quarter of 2022, we reported net loss attributable to noncontrolling interest related to the preferred equity investment from Warburg Pincus in the Montana Renewables business. As a result of this change, we believe net income (loss) attributable to partners is the most directly comparable GAAP measure to EBITDA.
We define Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss) attributable to partners; (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss) attributable to partners; (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss) attributable to partners; (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
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
EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to Net income (loss), Net income (loss) attributable to partners or Operating income (loss) or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA and Distributable Cash Flow, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA and Distributable Cash Flow are only three of several measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA and Distributable Cash Flow in the same manner.

The following tables present a reconciliation of Net income (loss) attributable to partners, our most directly comparable GAAP financial performance measure to EBITDA, Adjusted EBITDA and Distributable Cash Flow, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Reconciliation of Net income (loss) attributable to partners to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss) attributable to partners	$15.7	$51.5	$(95.1)	$(173.0)
Add:
Interest expense	41.8	38.2	136.0	109.3
Depreciation and amortization	25.3	26.5	74.3	78.7
Income tax expense	1.5	0.4	2.8	1.5
Noncontrolling interest adjustments	(0.9)	—	(0.9)	—
EBITDA	$83.4	$116.6	$117.1	$16.5
Add:
LCM / LIFO gain	$(0.5)	$(4.7)	$(7.7)	$(45.1)
Unrealized (gain) loss on derivative instruments	(28.1)	3.3	47.5	16.5
Amortization of turnaround costs	4.9	4.0	16.4	12.2
Debt extinguishment costs	40.4	—	41.4	0.4
(Gain) loss on impairment and disposal of assets	(0.2)	—	(0.2)	1.9
Gain on sale of business, net	—	(0.2)	—	(0.2)
RINs mark-to-market (gain) loss	14.3	(66.9)	92.4	56.3
Equity-based compensation and other items	13.0	6.7	16.6	24.4
Other non-recurring (income) expenses	(0.2)	—	2.6	2.8
Adjusted EBITDA	$127.0	$58.8	$326.1	$85.7
Less:
Replacement and environmental capital expenditures (1)	$26.5	$0.5	$53.3	$14.3
Cash interest expense (2)	40.5	36.6	119.6	104.2
Turnaround costs	14.7	8.7	32.2	40.8
Income tax expense	1.5	0.4	2.8	1.5
Distributable Cash Flow	$43.8	$12.6	$118.2	$(75.1)

(1)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(2)Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended September 30, 2022 and 2021
Sales. Sales increased $290.1 million, or 33.2%, to $1,165.0 million in the three months ended September 30, 2022, from $874.9 million in the same period in 2021. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$250.4	$192.0	30.4%
Solvents	119.2	81.7	45.9%
Waxes	50.0	40.6	23.2%
Fuels, asphalt and other by-products (1)	515.0	269.2	91.3%
Total Specialty Products and Solutions	$934.6	$583.5	60.2%
Total Specialty Products and Solutions sales volume (in barrels)	5,699,000	4,836,000	17.8%
Average Specialty Products and Solutions sales price per barrel	$163.99	$120.66	35.9%
Montana/Renewables:
Gasoline	$35.2	$53.9	(34.7)%
Diesel	68.4	92.6	(26.1)%
Jet Fuel	10.1	8.6	17.4%
Asphalt, heavy fuel oils and other (2)	40.3	73.3	(45.0)%
Total Montana/Renewables	$154.0	$228.4	(32.6)%
Total Montana/Renewables sales volume (in barrels)	1,151,000	2,664,000	(56.8)%
Average Montana/Renewables sales price per barrel	$133.80	$85.74	56.1%
Performance Brands:
Total Performance Brands (3)	$76.4	$63.0	21.3%
Total Performance Brands sales volume (in barrels)	122,000	121,000	0.8%
Average Performance Brands sales price per barrel	$626.23	$520.66	20.3%

Total sales	$1,165.0	$874.9	33.2%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	6,972,000	7,621,000	(8.5)%

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
The components of the $351.1 million increase in Specialty Products and Solutions segment sales for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$104.1
Sales price	247.0
Total Specialty Products and Solutions segment sales increase	$351.1
Specialty Products and Solutions segment sales increased period over period, primarily due to the significantly higher price environment in the current year period and strong throughput. The favorable volumes impact was due to reliable operations and the absence of unplanned downtime at our Shreveport facility in the prior year comparative period.

The components of the $74.4 million decrease in Montana/Renewables segment sales for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$(129.7)
Sales price	55.3
Total Montana/Renewables segment sales decrease	$(74.4)
Montana/Renewables segment sales decreased primarily due to lower volumes as a result of planned downtime in the current year period in preparation for the commissioning of the renewable diesel unit. This impact was partially offset by higher sales prices as a result of the significantly higher price environment in the current year period.
The components of the $13.4 million increase in Performance Brands segment sales for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$0.6
Sales price	12.8
Total Performance Brands segment sales increase	$13.4
Performance Brands segment sales increased primarily due to increases in product prices and continued growth in the business for our TruFuel, Royal Purple, and Bel-Ray brands.
Gross Profit. Gross profit increased $6.0 million, or 4.5%, to $139.3 million in the three months ended September 30, 2022, from $133.3 million in the same period in 2021. Gross profit (loss) for our business segments were as follows:

	Three Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$123.4	$74.0	66.8%
Percentage of sales	13.2%	12.7%	0.5%
Specialty Products and Solutions gross profit per barrel	$21.65	$15.30	41.5%

Montana/Renewables:
Gross profit (loss)	$(1.1)	$42.7	(102.6)%
Percentage of sales	(0.7)%	18.7%	(19.4)%
Montana/Renewables gross profit (loss) per barrel	$(0.96)	$16.03	(106.0)%

Performance Brands:
Gross profit	$17.0	$16.6	2.4%
Percentage of sales	22.3%	26.3%	(4.0)%
Performance Brands gross profit per barrel	$139.34	$137.19	1.6%

Total gross profit	$139.3	$133.3	4.5%
Percentage of sales	12.0%	15.2%	(3.2)%

The components of the $49.4 million increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2021 reported gross profit	$74.0
Cost of materials	(147.7)
Operating costs	(17.2)
LCM / LIFO inventory adjustments	(2.8)
Volumes	23.8
Sales price	247.0
RINs expense	(53.7)
Three months ended September 30, 2022 reported gross profit	$123.4
The increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to stronger specialties and fuels unit margins as a result of strong market demand and the strong margin environment experienced during the current year period. This impact was coupled with the favorable volumes impact resulting from the absence in the current year period of the unplanned downtime at our Shreveport facility that occurred in the prior year comparative period. These factors were partially offset by higher operating costs as a result of increases in repairs and maintenance expenses and higher utility costs, as well as an increase in RINs expense.
The components of the $43.8 million decrease in Montana/Renewables segment gross profit (loss) for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2021 reported gross profit	$42.7
Cost of materials	(33.4)
LCM / LIFO inventory adjustments	1.2
Volumes	(32.0)
Operating costs	(9.8)
RINs expense	(25.1)
Sales price	55.3
Three months ended September 30, 2022 reported gross profit (loss)	$(1.1)
The decrease in Montana/Renewables segment gross profit (loss) for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to lower volumes as a result of a planned turnaround at our Montana facility in the current year period, coupled with the impact of increased RINs expense. These impacts were partially offset by the favorable impact of a significantly stronger crack spread environment leading to higher margins.
The components of the $0.4 million increase in Performance Brands segment gross profit for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2021 reported gross profit	$16.6
Cost of materials	(9.4)
LCM / LIFO inventory adjustments	(2.7)
Volumes	0.2
Operating costs	(0.5)
Sales price	12.8
Three months ended September 30, 2022 reported gross profit	$17.0
The increase in Performance Brands segment gross profit for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by higher unit margins as a result of instituting price increases to offset rising material and feedstock costs.

General and administrative. General and administrative expenses increased $12.4 million, or 40.1%, to $43.3 million in the three months ended September 30, 2022, from $30.9 million in the same period in 2021. The increase was primarily due to a $5.4 million increase in labor and benefits expenses and a $6.5 million increase in equity-based compensation related expenses. The increase in labor and benefits expenses was primarily related to an increase in expenses for our annual cash incentive plan, which are directly tied to the achievement of annual Adjusted EBITDA performance targets established by the Compensation Committee of the Company. The increase in equity-based compensation related expenses were primarily the result of an increase in the Company’s unit price in the current year period in comparison to the prior year comparative period.
Interest expense. Interest expense increased $3.6 million, or 9.4%, to $41.8 million in the three months ended September 30, 2022, from $38.2 million in the same period in 2021. The increase was primarily due to interest expense incurred for our MRL credit facility in the current quarter, which was absent the prior year comparative period.
Gain (loss) on derivative instruments. There was a $16.5 million gain on derivative instruments in the three months ended September 30, 2022, compared to a $3.3 million loss in the same period in 2021. The change was primarily driven by a net gain on derivative instruments of $10.2 million for our crack spread swaps derivatives in the current quarter, absent the prior year comparative period. This impact was coupled with a $3.8 million unrealized gain on the inventory financing embedded derivative in the current quarter, as compared to a $3.3 million unrealized loss in the prior year comparative period.
Debt extinguishment costs. There was a $40.4 million loss for debt extinguishment costs in the three months ended September 30, 2022. The loss for debt extinguishment costs comprised of $2.1 million in losses in conjunction with the repurchase of $36.5 million aggregate principal amount of the 2025 Notes and $38.3 million for the repayment of all borrowings outstanding under the MRL credit facility in the current period. Please refer to Note 8 - “Long-Term Debt” for additional information.

Changes in Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Sales. Sales increased $1,404.7 million, or 61.6%, to $3,686.9 million in the nine months ended September 30, 2022, from $2,282.2 million in the same period in 2021. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$705.2	$482.2	46.2%
Solvents	331.8	223.0	48.8%
Waxes	144.3	110.1	31.1%
Fuels, asphalt and other by-products (1)	1,501.9	692.1	117.0%
Total Specialty Products and Solutions	$2,683.2	$1,507.4	78.0%
Total Specialty Products and Solutions sales volume (in barrels)	16,822,000	13,557,000	24.1%
Average Specialty Products and Solutions sales price per barrel	$159.51	$111.19	43.5%
Montana/Renewables:
Gasoline	$161.6	$137.4	17.6%
Diesel	365.7	241.7	51.3%
Jet Fuel	36.3	21.0	72.9%
Asphalt, heavy fuel oils and other (2)	210.4	180.3	16.7%
Total Montana/Renewables	$774.0	$580.4	33.4%
Total Montana/Renewables sales volume (in barrels)	6,220,000	7,754,000	(19.8)%
Average Montana/Renewables sales price per barrel	$124.44	$74.85	66.3%
Performance Brands:
Total Performance Brands (3)	$229.7	$194.4	18.2%
Total Performance Brands sales volume (in barrels)	397,000	395,000	0.5%
Average Performance Brands sales price per barrel	$578.59	$492.15	17.6%

Total sales	$3,686.9	$2,282.2	61.6%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	23,439,000	21,706,000	8.0%

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
The components of the $1,175.8 million increase in Specialty Products and Solutions segment sales for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$363.0
Sales price	812.8
Total Specialty Products and Solutions segment sales increase	$1,175.8
Specialty Products and Solutions segment sales increased period over period, primarily due to the significantly higher price environment in the current year period and strong throughput. The favorable volumes impact was due to reliable operations and the absence of the unplanned downtown at our Shreveport facility in the prior year comparative period.

The components of the $193.6 million increase in Montana/Renewables segment sales for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$(114.8)
Sales price	308.4
Total Montana/Renewables segment sales increase	$193.6
Montana/Renewables segment sales increased primarily due to increased sales prices as a result of the significantly higher price environment in the current year period. This impact was partially offset by the impact of lower sales volumes between the two comparative periods, which was the result of a planned turnaround at our Montana facility in the current year period in preparation for the commissioning of the renewable diesel unit.
The components of the $35.3 million increase in Performance Brands segment sales for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Volume	$1.0
Sales price	34.3
Total Performance Brands segment sales increase	$35.3
Performance Brands segment sales increased primarily due to the significantly higher price environment.
Gross Profit. Gross profit increased $205.5 million, or 186.1%, to $315.9 million in the nine months ended September 30, 2022, from a $110.4 million gross profit in the same period in 2021. Gross profit for our business segments were as follows:

	Nine Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$229.2	$43.4	428.1%
Percentage of sales	8.5%	2.9%	5.6%
Specialty Products and Solutions gross profit per barrel	$13.63	$3.20	325.9%

Montana/Renewables:
Gross profit	$42.2	$10.5	301.9%
Percentage of sales	5.5%	1.8%	3.7%
Montana/Renewables gross profit per barrel	$6.78	$1.35	402.2%

Performance Brands:
Gross profit	$44.5	$56.5	(21.2)%
Percentage of sales	19.4%	29.1%	(9.7)%
Performance Brands gross profit per barrel	$112.09	$143.04	(21.6)%
Total gross profit	$315.9	$110.4	186.1%
Percentage of sales	8.6%	4.8%	3.8%

The components of the $185.8 million increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2021 reported gross profit	$43.4
Cost of materials	(610.8)
Operating costs	(28.6)
LCM / LIFO inventory adjustments	(28.3)
Volumes	82.6
Sales price	812.8
RINs expense	(41.9)
Nine months ended September 30, 2022 reported gross profit	$229.2
The increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to stronger net unit margins as a result of strong specialty market demand and the strong margin environment experienced during the current year period. This favorable impact was coupled with a favorable volumes impact driven by the absence in the current year period of the planned turnaround and unplanned downtime at our Shreveport facility in the prior year comparative period. These impacts were partially offset by higher operating costs due to higher utility costs as well as higher RINs expense.
The components of the $31.7 million increase in Montana/Renewables segment gross profit for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2021 reported gross profit	$10.5
Cost of materials	(209.3)
LCM / LIFO inventory adjustments	(6.1)
Volumes	(26.0)
Operating costs	(21.9)
RINs expense	(13.4)
Sales price	308.4
Nine months ended September 30, 2022 reported gross profit	$42.2
The increase in Montana/Renewables segment gross profit for the nine months ended September 30, 2022, as compared to the same period in 2021, was due to stronger net unit margins as a result of significantly stronger crack spread environment leading to higher margins. This impact was partially offset by lower volumes as a result of the planned turnaround at our Montana facility in the current year period, coupled with an increase in operating costs driven by higher utility costs.
The components of the $12.0 million decrease in Performance Brands segment gross profit for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2021 reported gross profit	$56.5
Cost of materials	(41.5)
LCM / LIFO inventory adjustments	(2.9)
Volumes	0.4
Operating costs	(2.2)
Sales price	34.2
Nine months ended September 30, 2022 reported gross profit	$44.5
The decrease in Performance Brands segment gross profit for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by higher material and feedstock costs and supply chain challenges that resulted in higher operating costs. These impacts were partially offset by higher sales prices.

General and administrative. General and administrative expenses increased $1.1 million, or 1.1%, to $98.4 million in the nine months ended September 30, 2022, from $97.3 million in the same period in 2021. The increase was primarily due to a $5.2 million increase in labor and benefits expenses and a $2.0 million increase in other general expenses. These impacts were partially offset by a $7.7 million decrease in equity-based compensation related expenses, which were primarily the result of changes in the Company’s unit price. The increase in labor and benefits expenses was primarily related to an increase in expenses for our annual cash incentive plan, which are directly tied to the achievement of annual Adjusted EBITDA performance targets established by the Compensation Committee of the Company.
Interest expense. Interest expense increased $26.7 million, or 24.4%, to $136.0 million in the nine months ended September 30, 2022, from $109.3 million in the same period in 2021. The increase was primarily due to interest expense incurred for our MRL credit facility in the current year period, which was absent the prior year comparative period, and higher financing costs related to our Supply and Offtake Agreements in the current year period in comparison to the prior year comparative period.
Gain (loss) on derivative instruments. There was a $73.2 million loss on derivative instruments in the nine months ended September 30, 2022, compared to a $15.4 million loss in the same period in 2021. The $25.7 million realized loss on derivative instruments in the current year period was primarily due to the settlement of our crack spread swaps positions during the period. The unrealized loss on derivative instruments was primarily the result of a $21.2 million unrealized loss on crack spread swaps positions, coupled with the unrealized loss on the inventory financing embedded derivative of $26.3 million in the current year period, compared to an unrealized loss of $17.8 million in the prior year comparative period.
Debt extinguishment costs. There was a $41.4 million loss for debt extinguishment costs in the nine months ended September 30, 2022, compared to a $0.4 million loss in the same period in 2021. The loss for debt extinguishment costs in the current period primarily comprised of $1.0 million for the extinguishment of the 2023 Notes, $2.1 million for losses in conjunction with the repurchase of $36.5 million aggregate principal amount of the 2025 Notes and $38.3 million for losses in conjunction with the repayment of all borrowings outstanding under the MRL credit facility in the current period. Please refer to Note 8 - “Long-Term Debt” for additional information.
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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash provided by (used in) operating activities	$150.7	$(29.9)
Net cash used in investing activities	(376.1)	(34.2)
Net cash provided by (used in) financing activities	154.0	(34.5)
Net decrease in cash and cash equivalents	$(71.4)	$(98.6)
Operating Activities. Operating activities provided cash of $150.7 million during the nine months ended September 30, 2022 compared to using cash of $29.9 million during the same period in 2021. The change was impacted by a decrease in net loss of $76.8 million and a decrease in the cash required for working capital.
Investing Activities. Investing activities used cash of $376.1 million during the nine months ended September 30, 2022 compared to a use of cash of $34.2 million during the same period in 2021. The change is related to an increase in cash expenditures for additions to property, plant and equipment in the current year in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the current year are mainly related to our renewable diesel project.
Financing Activities. Financing activities provided cash of $154.0 million in the nine months ended September 30, 2022 compared to using cash of $34.5 million during the same period in 2021. The change is primarily due to $200.0 million of proceeds received for the sale of preferred units in MRHL and $279.6 million of proceeds received for our MRL asset financing arrangements in the current year period. These increase in cash provided by financing activities was partially offset by the $347.3 million repayment of the MRL credit facility. Please refer to Note 14 - “Redeemable Noncontrolling Interest” for additional information regarding the issuance and sale of preferred units and Note 8 - “Long-Term Debt - MRL Asset Financing Arrangements” for additional information regarding our MRL asset financing arrangements.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Capital improvement expenditures	$323.0	$20.0
Replacement capital expenditures	47.9	11.4
Environmental capital expenditures	5.4	2.9
Turnaround capital expenditures	32.2	40.8
Total	$408.5	$75.1

2022 Capital Spending Forecast
Excluding MRL capital expenditures, we are forecasting total capital expenditures of approximately $135.0 million to $165.0 million in 2022, of which $136.9 million was spent in the first nine months of 2022. The increase in expected capital spending for 2022 in comparison to what was previously estimated is due to spend on new growth projects funded through excess cash flows that we generated in the first nine months of 2022, primarily as a result of the strong margin environment. Our forecasted capital expenditures related to MRL include amounts for the design and construction of a new renewable hydrogen plant and a feedstock pre-treater facility, including associated handling equipment, $150.0 million of which will be financed through our Master Lease Agreement with Stonebriar. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of September 30, 2022, our primary debt and credit instruments consisted of the following:
•$500.0 million senior secured revolving credit facility maturing in January 2027 (“revolving credit facility”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”);
•$513.5 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
•$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”); and
•$278.9 million of financing through our MRL asset financing arrangements.
We were in compliance with all covenants under the debt instruments in place as of September 30, 2022 and believe we have adequate liquidity to conduct our business.
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
The borrowing base on our revolving credit facility increased from approximately $345.9 million as of September 30, 2021, to approximately $500.0 million at September 30, 2022, resulting in a corresponding increase in our borrowing availability from approximately $269.9 million at September 30, 2021, to approximately $374.8 million at September 30, 2022. Total liquidity, consisting of unrestricted cash and available funds under our revolving credit facility, increased from $280.7 million at September 30, 2021 to $391.2 million at September 30, 2022. Unrestricted cash excludes amounts held by MRL, an unrestricted subsidiary of the Company.
Inventory Financing
Please refer to Note 7 - “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.

Short-Term Liquidity
As of September 30, 2022, our principal sources of short-term liquidity were (i) $374.8 million of availability under our revolving credit facility, (ii) inventory financing agreements related to the Great Falls and Shreveport refineries and (iii) $16.4 million of unrestricted cash on hand. Unrestricted cash excludes amounts held by MRL, an unrestricted subsidiary of the Company. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, see Note 8 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2022 we had $200.0 million in 2024 Secured Notes, $513.5 million in 2025 Notes, and $325.0 million in 2027 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of September 30, 2022, we had $59.3 million of other debt outstanding for the Shreveport terminal asset financing arrangement, and $278.9 million of financing for our MRL asset financing arrangements. Borrowings under the MRL asset financing arrangements are obligations of our unrestricted subsidiaries MRL and Montana Renewables Holdings LLC solely, and are non-recourse to the Company and its restricted subsidiaries. For additional information regarding our MRL asset financing arrangements, see Note 8 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
In January 2022, we issued and sold $325.0 million in aggregate principal amount of the 2027 Notes, the proceeds of which were used, together with cash on hand, to fund the redemption of the 2023 Notes.
During the third quarter of 2022, we repurchased $36.5 million aggregate principal amount of the 2025 Notes at an average price of 104.3% of par value, plus accrued and unpaid interest thereon up to, but not including, the respective transaction dates.
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
Holding other variables related to RINs obligations constant, a $1.00 increase in the price of RINs as of September 30, 2022, would be expected to have a negative impact on Net income (loss) for 2022 of approximately $259.2 million.

Interest Rate Risk
Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of September 30, 2022 and December 31, 2021, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2023 Notes	$—	$—	$325.6	$322.3
2024 Secured Notes	$205.3	$199.2	$217.2	$198.8
2025 Notes	$526.6	$508.7	$598.1	$543.2
2027 Notes	$300.6	$321.0	$—	$—
Revolving credit facility	$87.0	$83.7	$—	$(2.0)
MRL credit facility	$—	$—	$303.5	$296.2
Shreveport terminal asset financing arrangement	$59.3	$58.2	$64.3	$63.0
MRL asset financing arrangements	$278.9	$277.7	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility as of September 30, 2022, with borrowings bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $87.0 million of outstanding variable rate debt as of September 30, 2022 and no outstanding variable rate debt as of December 31, 2021.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Preferred Unit Purchase Agreement, among Montana Renewables Holdings LLC, Calumet Specialty Products Partners, L.P., WPGG 14 United Aggregator, L.P. and, solely for the purposes of Section 4.4, Calumet GP, LLC, dated as of August 5, 2022.

10.2
Second Amended and Restated Limited Liability Company Agreement of Montana Renewables Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2022 (File No. 000-51734)).

10.3*	Equipment Schedule No. 2, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC.

10.4*	Interim Funding Agreement, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC.

10.5*	Amendment to Interim Funding Agreement, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of Vincent Donargo.

32.1**	Section 1350 certification of Todd Borgmann and Vincent Donargo.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	November 9, 2022	By:	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)