Form 10-K
period 2022-12-31
Calumet Specialty Products Partners, L.P.
filed 2023-03-15
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☑ Yes  ☐ No
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

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $649.2 million on June 30, 2022, based on $10.39 per unit, the closing price of the common units as reported on the Nasdaq Global Select Market on such date.
On March 14, 2023, there were 79,835,801 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
FORM 10-K — 2022 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of supply chain disruptions, global energy shortages and the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations; (ii) demand for finished products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) general economic and political conditions, including inflationary pressures, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflict in Ukraine and its regional and global ramifications); and (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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
•A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our secured hedge agreements, our S&O Agreements (as defined below), the MRL revolving credit agreement (as defined below) and Montana Renewables, LLC’s (“MRL”) financing arrangements with Stonebriar (as defined below).
•In connection with the later expirations of the Montana Renewables Supply and Offtake Agreement, Montana Renewables will winddown activities under that agreement through September 30, 2023. The timing of the winddown and the potential for volatility in the feedstock markets may cause the winddown of the agreement to cost more or less than the Company currently estimates.
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

PART I
Items 1 and 2. Business and Properties
Overview
We manufacture, formulate and market a diversified slate of specialty products to customers across a broad range of consumer-facing and industrial markets. We also own what we believe is one of North America’s leading renewable diesel manufacturing facilities. We are headquartered in Indianapolis, Indiana and operate thirteen facilities throughout North America. Our business is organized into the following reportable segments: Specialty Products and Solutions; Montana/Renewables; Performance Brands; and Corporate. In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities - renewable fuels and specialty asphalt. At our Montana Renewables facility, we currently process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are sold to customers under term contracts for onward distribution into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Our Assets
Our primary operating assets consist of:

Facility	Location	Year Acquired	Sales Volume for the Year Ended December 31, 2022 in Barrels per Day (“bpd”)	Products
Calumet Packaging	Louisiana	2012	1,032	Specialty products including premium industrial and consumer synthetic lubricants, fuels and solvents
Royal Purple	Texas	2012	384	Specialty products including premium industrial and consumer synthetic lubricants
Missouri	Missouri	2012	182	Specialty products including polyol ester-based synthetic lubricants
Karns City	Pennsylvania	2008	1,634	Specialty white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates
Dickinson	Texas	2008	607	Specialty white mineral oils, compressor lubricants and natural petroleum sulfonates
Cotton Valley	Louisiana	1995	4,344	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids
Princeton	Louisiana	1990	5,106	Specialty lubricating oils, including process oils, base oils, transformer oils, refrigeration oils, and asphalt
Shreveport	Louisiana	2001	44,753	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt
Montana Refining	Montana	2012	19,994	Specialty asphalt, gasoline, diesel, and jet fuel
Montana Renewables	Montana	2021	—	Renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha
Storage, Distribution and Logistics Assets. We own and operate a product terminal in Burnham, Illinois with aggregate storage capacities of approximately 150,000 barrels. The Burnham terminal, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, West Coast and Mid-Continent regions of the U.S. and Canada.
We also use approximately 2,300 leased railcars primarily to receive and ship crude oil and distribute our specialty and fuel products throughout the U.S. and Canada. We use some of these railcars to source renewable feedstocks and distribute renewable diesel. In total, we have approximately 7.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.
Montana Renewables. At our Montana Renewables facility, we currently process, or expect to have the future capability to process, a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are, or are expected to be, distributed into renewable markets in the western half of North America. In the fourth quarter of 2022, Montana Renewables commenced production of renewable diesel and renewable naphtha and delivered to customers. In the first quarter of 2023, we expect to commission the Montana Renewables project’s renewable hydrogen plant, and we expect to complete construction of the feedstock pre-treatment unit and sustainable aviation fuel shipping facilities. The commissioning of the renewable hydrogen plant will increase feedstock throughput capacity, the commissioning of the pre-treatment unit will fully unlock the geographic advantage we have in Montana by providing additional feed quality flexibility, and the commissioning of the sustainable aviation fuel shipping facilities will allow SAF shipments to commence under contract. We expect Montana Renewables to be immediately accretive to our cash flows once it is fully operational.

Business Strategies
Our management team is dedicated to improving our operations by executing the following strategies:
•Enhance Profitability of Our Existing Assets. We focus on identifying opportunities to improve our asset base, deepening our competitive advantages, and increasing our throughput, profitability, and cash flows. Our highest current priority is streamlining the operations at our Montana Renewables facility and planning for expansion projects at the facility. As part of this project design, we converted the historical Great Falls refinery into two independent facilities: a 14,000 bpd specialty asphalt plant and a 15,000 bpd renewable fuels production facility. Other examples include investments in a polymerized modified asphalt unit at our Great Falls Specialty Asphalt facility in 2022, additional wax blending assets at our Calumet Paralogics, LLC (“Paralogics”) facility in 2021, and the addition of storage capacity to increase sales of our most profitable solvents at our Cotton Valley facility in 2021. In addition, we have undertaken various small expansion and optimization projects in our Performance Brands segment over the past four years, including a new 1.0 gallon TruFuel packaging line to support growth, a new 2.1 gallon pail TruFuel line to meet the market demand for larger package sizes, and a new quart line in Porter, Texas to recognize efficiencies in packaging Bel-Ray products. We intend to continue increasing the profitability of our existing asset base through various low capital requirement measures which may include investments targeting more efficient logistics, improving the product mix of our processing units, and reducing costs through operational modernizations.
•Maintain Sufficient Levels of Liquidity. We are actively focused on maintaining sufficient liquidity to fund our operations and business strategies. As part of a broader effort to maintain an adequate level of liquidity, the board of directors of our general partner unanimously voted to suspend cash distributions, effective beginning the quarter ended March 31, 2016.
•Concentrate on Positive and Growing Cash Flows. We intend to continue to focus on operating assets and businesses that generate positive and growing cash flows. Approximately 92.7% of our continuing operations gross profit in 2022 was generated by our Specialty Products and Solutions segment, which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our Performance Brands segment, which accounted for approximately 15.8% of our continuing operations gross profit in 2022, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our fast-growing portfolio of high-performance brands are characterized by strong customer loyalty and stable cash flows. In our Montana/Renewables segment, which accounted for approximately (8.5)% of our continuing operations gross profit in 2022, we expect growth in cash flows as a result of the commissioning of production units at our Montana Renewables facility. Historically, renewable diesel margins have been both significantly higher and more stable than fuel margins. Further, the remaining Great Falls specialty asphalt facility is expected to produce a larger percentage of its products for local retail markets at lower net freight costs.
•Develop and Expand Our Customer Relationships. Due to the specialized nature of certain of our products, the high cost of replacement and the long lead-time associated with the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that we offer a more diversified product slate to our customers than competitors do, and we also offer more technical support and bespoke services. In fiscal year 2022, we sold a range of over 1,900 specialty and fuels products to approximately 2,400 customers. We intend to continue to assist our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations and services to new customers. By continuing to service our long-term relationships with our broad base of existing customers and by constantly targeting solutions for new customers, we seek to limit our dependence on any one portion of our customer base.
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

Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:
•We Have Strong Relationships with a Premier Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier difficult. In fiscal year 2022, we sold our products to approximately 2,400 customers, and we are continually seeking to deepen those relationships across our broad and diversified customer base. No single customer accounted for more than 10% of our consolidated sales for any of the three years ended December 31, 2022, 2021 and 2020.
•We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of over 1,800 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in meeting the needs of large, strategic customers and allows us to compete in profitable niches. We believe that we are the only specialty products manufacturer in North America that produces all six of the following products: naphthenic lubricating oils, paraffinic lubricating oils, waxes, solvents, white oils and petrolatums. Our ability to produce numerous specialty products allows us to ship products between our facilities for product upgrading in order to meet customer specifications.
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

Partnership Structure and Management
Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of March 14, 2023, we have 79,835,801 common units and 1,629,302 general partner units outstanding. Our general partner owns a 2% general partner interest in our partnership and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”

Our Operating Assets and Contractual Arrangements
General
The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	82,946	79,281	4.6%	79,281	86,727	(8.6)%
Total feedstock runs (2)	80,447	75,818	6.1%	75,818	84,829	(10.6)%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,951	9,867	11.0%	9,867	10,143	(2.7)%
Solvents	7,100	6,833	3.9%	6,833	6,819	0.2%
Waxes	1,452	1,335	8.8%	1,335	1,318	1.3%
Fuels, asphalt and other by-products	40,845	27,869	46.6%	27,869	35,052	(20.5)%
Total Specialty Products and Solutions	60,348	45,904	31.5%	45,904	53,332	(13.9)%
Montana/Renewables:
Gasoline	3,409	4,907	(30.5)%	4,907	5,369	(8.6)%
Diesel	6,449	9,711	(33.6)%	9,711	10,389	(6.5)%
Jet fuel	820	901	(9.0)%	901	647	39.3%
Asphalt, heavy fuel oils and other	6,942	10,379	(33.1)%	10,379	10,337	0.4%
Total Montana/Renewables	17,620	25,898	(32.0)%	25,898	26,742	(3.2)%

Performance Brands	1,434	1,304	10.0%	1,304	1,381	(5.6)%

Total facility production (3)	79,402	73,106	8.6%	73,106	81,455	(10.2)%

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

The following table sets forth information about our sales of principal products by segment:

	Year Ended December 31,
	2022		2021		2020
	(In millions)	% of Sales	(In millions)	% of Sales	(In millions)	% of Sales
Specialty Products and Solutions:
Lubricating oils	$913.7	19.5%	$658.7	20.9%	$473.5	20.9%
Solvents	434.9	9.3%	303.7	9.7%	236.2	10.4%
Waxes	189.3	4.0%	151.7	4.8%	129.1	5.7%
Fuels, asphalt and other by-products	1,970.1	42.0%	997.3	31.7%	690.1	30.4%
Total	$3,508.0	74.8%	$2,111.4	67.1%	$1,528.9	67.4%
Montana/Renewables:
Gasoline	$188.1	4.0%	$188.3	6.0%	$135.9	6.0%
Diesel	391.8	8.4%	324.9	10.3%	204.1	9.0%
Jet fuel	41.8	0.9%	27.5	0.9%	14.6	0.7%
Asphalt, heavy fuel oils and other	253.6	5.4%	243.0	7.7%	150.6	6.6%
Total	$875.3	18.7%	$783.7	24.9%	$505.2	22.3%

Performance Brands	$303.4	6.5%	$252.9	8.0%	$234.1	10.3%

Consolidated sales	$4,686.7	100.0%	$3,148.0	100.0%	$2,268.2	100.0%
Please read Note 19 — “Segments and Related Information” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional financial information about each of our segments and the geographic areas in which we conduct business.
Northwest Louisiana Integrated Specialty Complex
The assets in our Northwest Louisiana integrated specialty complex anchor our Specialty Products and Solutions business segment. The assets in the Northwest Louisiana integrated specialty complex, primarily consist of our Shreveport Refinery, Cotton Valley Refinery and Princeton Refinery, which in total, includes 27 processing units and 195 million gallons of storage capacity across 400 tanks and have a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost.
Shreveport Facility
The Shreveport facility (“Shreveport”), located on a 240 acre site in Shreveport, Louisiana, currently has aggregate crude oil throughput capacity of 60,000 bpd and processes paraffinic crude oil and associated feedstocks into fuel products, paraffinic lubricating oils, waxes, asphalt and by-products.
The Shreveport facility consists of 17 major processing units including hydrotreating, catalytic reforming and dewaxing units and approximately 3.3 million barrels of storage capacity in 130 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Shreveport facility in 2001, we have expanded the facility’s capabilities by adding additional processing and blending facilities, adding a second reactor to the high pressure hydrotreater, resuming production of gasoline, diesel and other fuel products and adding both 18,000 bpd of crude oil throughput capacity and the capability to run up to 25,000 bpd of sour crude oil.

The following table sets forth historical information about production at our Shreveport facility:

	Shreveport Facility
	Year Ended December 31,
	2022	2021	2020
	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	42,453	29,971	40,028
Total facility production (2) (3)	45,525	31,835	40,084

(1)Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Shreveport facility. Total feedstock runs do not include certain interplant feedstocks supplied by our Cotton Valley and Princeton facilities.
(2)Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.
(3)Total facility production includes certain interplant feedstock supplied to our Cotton Valley and Princeton facilities and our Karns City facility.
The Shreveport facility has a flexible operational configuration and operating personnel that facilitates the development of opportunities to enhance profitability. Feedstock and product mix may fluctuate from one period to the next to capture market opportunities.
The Shreveport facility receives crude oil via tank truck, railcar and a common carrier pipeline system that is operated by a subsidiary of Plains All American Pipeline, L.P. (“Plains”) and is connected to Shreveport’s facilities. The Plains pipeline system delivers local supplies of crude oil and condensates from north Louisiana and east Texas. The Plains pipeline also connects to a Plains terminal in Longview, TX, which gives the refinery access to crude oil in west Texas and access to the Cushing, Oklahoma storage hub. Crude oil is also purchased from various suppliers, including local producers, who deliver crude oil to the Shreveport facility via tank truck.
The Shreveport facility also has direct pipeline access to the Enterprise Products Partners L.P. pipeline (“TEPPCO pipeline”), on which it can ship certain grades of gasoline, diesel and jet fuel. Further, the refinery has direct access to the Red River Terminal facility, which provides the facility with barge access, via the Red River, to major feedstock and petroleum products logistics networks on the Mississippi River and Gulf Coast inland waterway system. The Shreveport facility also ships its finished specialty products throughout the U.S. through both truck and railcar service.
Cotton Valley Facility
The Cotton Valley facility (“Cotton Valley”), located on a 77 acre site in Cotton Valley, Louisiana, currently has aggregate crude oil throughput capacity of 13,600 bpd, hydrotreating capacity of 6,500 bpd and processes crude oil into specialty solvents and residual fuel oil. The residual fuel oil is an important feedstock for the production of specialty products at our Shreveport facility. We believe the Cotton Valley facility produces the most complete, single-facility line of paraffinic solvents in the U.S.
The Cotton Valley facility consists of three major processing units that include a crude unit, a hydrotreater and a fractionation train, approximately 625,000 barrels of storage capacity in 74 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Cotton Valley facility in 1995, we have expanded the facility’s capabilities by installing a hydrotreater that removes aromatics, increased the crude unit processing capability to 13,600 bpd and reconfigured the facility’s fractionation train to improve product quality, enhance flexibility and lower utility costs.

The following table sets forth historical information about production at our Cotton Valley facility:

	Cotton Valley Facility
	Year Ended December 31,
	2022	2021	2020
	(In bpd)
Crude oil throughput capacity	13,600	13,600	13,600
Total feedstock runs (1) (2)	8,975	8,349	8,737
Total facility production (2) (3)	5,317	4,698	5,672

(1)Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport facility.
(2)Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(3)Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.
The Cotton Valley facility has a flexible operational configuration and operating personnel that facilitates the development of opportunities to enhance profitability. Feedstock and product mix may fluctuate from one period to the next to capture market opportunities, which allows us to respond to market changes and customer demands by modifying the refinery’s product mix. The reconfigured fractionation train also allows the facility to satisfy demand fluctuations efficiently without large finished product inventory requirements.
The Cotton Valley facility receives crude oil via tank truck. The Cotton Valley facility’s feedstock is primarily low sulfur and paraffinic crude oil originating from north Louisiana and is purchased from various marketers and gatherers. In addition, the Cotton Valley facility receives interplant feedstocks for solvent production from the Shreveport facility. The Cotton Valley facility ships finished products by both truck and railcar service.
Princeton Facility
The Princeton facility (“Princeton”), located on a 208 acre site in Princeton, Louisiana, currently has aggregate crude oil throughput capacity of 10,000 bpd and processes naphthenic crude oil into lubricating oils and asphalt. In addition, feedstock is made for the Shreveport facility for further processing into ultra-low sulfur diesel. The asphalt produced at Princeton may be further processed or blended for coating and roofing product applications at the Princeton facility or transported to the Shreveport facility for further processing into bright stock.
The Princeton facility consists of seven major processing units, approximately 650,000 barrels of storage capacity in 200 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Princeton facility in 1990, we have debottlenecked the crude unit to increase production capacity to 10,000 bpd, increased the hydrotreater’s capacity to 7,000 bpd and upgraded the facility’s fractionation unit, which has enabled us to produce higher value specialty products.
The following table sets forth historical information about production at our Princeton facility:

	Princeton Facility
	Year Ended December 31,
	2022	2021	2020
	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	7,259	7,266	6,559
Total facility production (1) (2)	5,660	4,881	4,295

(1)Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(2)Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.

The Princeton facility has a hydrotreater and significant fractionation capability enabling the refining of high quality naphthenic lubricating oils at numerous distillation ranges. The Princeton facility’s processing capabilities consist of atmospheric and vacuum distillation, hydrotreating, asphalt oxidation processing and clay/acid treating. In addition, we have the necessary tankage and technology to process our asphalt into higher value product applications such as coatings, road paving and specialty applications.
The Princeton facility receives crude oil via tank truck, railcar and the Plains pipeline system. Its crude oil supply primarily originates from east Texas, south Texas and north Louisiana, purchased directly from third-party suppliers under month-to-month evergreen supply contracts and on the spot market. The Princeton facility ships its finished products throughout the U.S. via truck and railcar service.
Great Falls Specialty Asphalt Facility
The Great Falls specialty asphalt facility (“Great Falls”), located on a 65 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 14,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. In the fourth quarter of 2022, we converted a significant portion of the Great Falls specialty asphalt facility into a renewable fuels production facility (see below). Upon completion of the conversion project, we continue to own and operate the conventional Great Falls specialty asphalt facility with a reconfigured processing capacity of 14,000 bpd of Canadian crude. The facility is focused on the production of high-quality specialty asphalt, as well as satisfying local demand for conventional fuels.
The Great Falls specialty asphalt facility consists of 15 major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 1.1 million barrels of storage capacity in 75 tanks and related loading and unloading facilities and utilities.
The following table sets forth historical information about production at the Great Falls specialty asphalt facility:

	Great Falls Specialty Asphalt Facility
	Year Ended December 31,
	2022	2021	2020
	(In bpd)
Crude oil throughput capacity	14,000	30,000	30,000
Total feedstock runs (1) (2)	17,997	25,614	26,204
Total facility production (2)	18,001	25,897	26,742

(1)Total feedstock runs represent the barrels per day of crude oil processed at our Great Falls specialty asphalt facility.
(2)Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products and volume loss.
Currently, the Great Falls specialty asphalt facility produces liquified petroleum gas, naphtha, gasoline, diesel, jet fuel and asphalt, which are shipped by railcar and truck service. Finished fuel and asphalt sales are primarily made through spot agreements and short-term contracts.
The Great Falls specialty asphalt facility purchases crude oil from various suppliers and receives crude oil through the Interprovincial Bow River South and Rangeland pipeline systems, providing reliable access to high quality conventional crude oil from western Canada.
In February 2016, we completed an expansion project that increased production capacity at our Great Falls specialty asphalt facility to 30,000 bpd. This project allows us to further capitalize on local access to cost-advantaged Canadian crude oil, while producing additional fuels and refined products for delivery into the regional market while meeting EPA requirements for gasoline and diesel product sulfur limits and reducing air emissions. The scope of this project included the installation of a new crude unit that can process up to 30,000 bpd of crude oil and other feedstocks, a third hydrogen plant and an 18,000 bpd mild hydrocracker.

Great Falls Renewable Fuels Facility (“Montana Renewables”)
In the fourth quarter of 2022, Montana Renewables LLC, an unrestricted subsidiary of Calumet, completed the conversion of a significant portion of our Great Falls specialty asphalt facility into a renewable fuels production facility (the “Montana Renewables Facility”). The Montana Renewables Facility has a permitted throughput capacity of 15,000 bpd to pretreat and convert a wide variety of organic waste and vegetable oils into lower emissions, sustainable alternatives to fossil fuels, including renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/sustainable aviation fuel, and renewable diesel.
As part of the conversion project, we also constructed and are commissioning an innovative renewable hydrogen unit, which will further lower carbon intensity and increase the throughput of the Montana Renewables facility. Further, a new state of the art feedstock pre-treater, which combined with proximity to advantaged feedstocks and low-carbon product markets is expected to provide lasting competitive advantage to Montana Renewables.
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

The following table sets forth the combined historical information about production at our Karns City, Dickinson and certain other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2022	2021	2020
	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	3,482	4,368	3,230
Total production (3)	3,582	4,269	3,221

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
We use approximately 2,300 railcars leased from various lessors. This fleet of railcars enables us to receive and ship crude oil and distribute various specialty products and fuel products throughout the U.S. and Canada to and from each of our facilities.
Our Crude Oil and Feedstock Supply
We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana and Canada. Crude oil supplies at our facilities are as follows:

Refinery	Crude Oil / Feedstock Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
Cotton Valley	Local paraffinic crude oil	Tank truck
Great Falls Specialty Asphalt Facility	Canadian Heavy (e.g. Bow River) and Canadian Light Sour	Front Range Pipeline
Montana Renewables Facility	Organic waste and vegetable oil materials	Railcar
Princeton	Local and imported naphthenic crude oil	Tank truck, railcar and Plains Pipeline
In 2022, BP Products North America Inc. (“BP”) supplied us with approximately 62.2% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2022, Macquarie Energy Canada LTD. (“Macquarie”) supplied us with approximately 24.0% of our total crude oil supply under a crude oil supply agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.

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
MRL, an unrestricted subsidiary of the Company, has entered into various term supply agreements for renewable feedstocks that are key to the operations of the Montana Renewables facility.
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
Our Products, Markets and Customers
Products
We produce a full line of specialty products, including lubricating oils, solvents, waxes, food grade white oils, pharmaceutical grade petrolatums, and other products, as well as a variety of fuel and fuel related products, including asphalt and heavy fuel oils. We also blend, package and market high performance specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. In the fourth quarter of 2022, we commenced production of renewable fuels, including renewable diesel and renewable naphtha. Upon completion of all planned phases of the Montana Renewables project, we expect to have the capability to produce a full slate of renewable fuels, including renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha, which we expect to distribute into renewable markets in the western half of North America. Our customers purchase specialty products primarily as raw material components for consumer-facing and industrial products. Our customers also purchase renewable fuels, which are consumed to reduce lifecycle carbon emissions.

The following table depicts a representative sample of the diversity of end-use applications for the products we produce:
Representative Sample of End-Use Applications by Product (1)

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Fuels & Fuel Related Products	Renewable Products
20%	9%	4%	7%	60%

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

(1)Based on the percentage of total sales for the year ended December 31, 2022. Except for the listed fuel products, renewable products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.
Marketing
Our salespeople regularly visit customers and work in conjunction with our marketing department, the laboratories at our production facilities and our technical services department, to focus on providing additional value to our customers, such as formulation assistance, regulatory insight, and creating specialized blends and packaging that work optimally for our customers.
Markets
Specialty Products. The specialty products market represents a small portion of the overall petroleum refining industry in the U.S. Of the approximately 130 refineries currently in operation in the U.S., only a small number of the refineries are considered specialty products producers and only a few compete with us in terms of the number of products produced.
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
We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2022, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.
Fuel Products. The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the approximately 130 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.

Gulf Coast Market (PADD 3)
Fuel products produced at our Shreveport facility can be sold locally or to the Midwest region of the U.S. through the TEPPCO pipeline. Local sales are made from the TEPPCO terminal in Bossier City, Louisiana, located approximately 15 miles from the Shreveport facility, as well as from our own Shreveport facility terminal.
Gasoline, diesel and jet fuel from the Shreveport facility are sold primarily into the Louisiana, Texas and Arkansas markets, and any excess volumes are sold to marketers further up the TEPPCO pipeline. Should the appropriate market conditions arise, we have the capability to redirect and sell additional volumes into the Louisiana, Texas and Arkansas markets rather than transport them to the Midwest region via the TEPPCO pipeline.
The Shreveport facility has the capacity to produce approximately 9,000 bpd of commercial jet fuel that can be marketed to the U.S. Department of Defense, sold as Jet-A locally or sold via the TEPPCO pipeline, or transferred to the Cotton Valley facility to be processed further as a feedstock to produce solvents.
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
Northwest Market (PADD 4)
Fuel and asphalt products produced at our Great Falls specialty asphalt facility can be sold locally and in Missouri, Oklahoma, Texas, Arizona, North Dakota, South Dakota, Idaho, Oregon, Utah, Wyoming, Washington, Nevada, California and Canada. Seasonally, fuel products from the Great Falls specialty asphalt facility are transported to terminals in Washington and Utah.
Renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha produced at our Montana Renewables facility are distributed into renewable markets in the western half of North America.
Customers
Specialty Products. We have a diverse customer base for our specialty products. In fiscal year 2022, we sold our specialty products to approximately 2,200 customers. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years.
Fuel Products. We have a diverse customer base for our fuel products. In fiscal year 2022, we sold our fuel products to approximately 200 customers. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport refinery to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport refinery to the Midwest region through the TEPPCO pipeline. The majority of our fuel products produced at our Great Falls specialty asphalt facility are sold to local markets in Montana and Idaho as well as in Canada. The renewable fuel products produced at our Montana Renewables facility are distributed into renewable markets in the western half of North America.
During the years ended December 31, 2022, 2021, and 2020, we had no customer that represented 10% or greater of consolidated sales.
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
Paraffinic Lubricating Oils. Our primary competitors in producing paraffinic lubricating oils include Exxon Mobil Corporation, Motiva Enterprises, LLC, Phillips 66, HF Sinclair Corporation and Chevron Corporation.

Paraffin Waxes. Our primary competitors in producing paraffin waxes include Exxon Mobil Corporation, HF Sinclair Corporation, The International Group Inc. and Ergon, Inc..
Solvents. Our primary competitors in producing solvents include CITGO Petroleum Corporation, ExxonMobil Chemical Company and Total S.A.
Polyol ester Based Specialty Products. Our primary competitors in producing polyol ester-based specialty products include LANXESS, ExxonMobil Corporation, BASF Corporation, Croda International plc, Nyco Products Corporation and Zschimmer & Schwartz, Inc.
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
Renewable Fuel Products. Our primary competitor in producing renewable fuel products in the local markets in which we operate is Chevron Corporation.
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
We believe the majority of the impacts related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HF Sinclair Corporation (“the Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery.
Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, HF Sinclair Corporation (“Holly”) provided us a notice challenging our position that the Seller is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher. On September 22, 2015, we initiated a lawsuit against Holly and the Sellers. The court ordered that all of the claims be addressed in arbitration. The arbitration panel confirmed that the sellers of the Great Falls refinery retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the sellers received notice within five years after the sale of the refinery, which claims are subject to the requirements otherwise set forth in the asset purchase agreement. Among other things, the panel denied the Company’s demands for reimbursement for costs already incurred by the Company prior to the arbitration but left open the Company’s ability to make future claims. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.

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
From time to time the CAA authorizes the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in February 2000, the EPA published regulations limiting the sulfur content allowed in gasoline. These regulations, referred to as “Tier 2 Standards,” required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those western U.S. states exhibiting lesser air quality problems. Similarly, the EPA published regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra-low sulfur standard”). Our Shreveport and Great Falls facilities have implemented the sulfur standard with respect to produced gasoline and produced diesel meeting the ultra-low sulfur standard.
In 2014, the EPA published more stringent sulfur standards, referred to as “Tier 3 Standards,” including requiring that motor gasoline will not contain more than 10 ppm of sulfur on an annual average basis by January 1, 2017, except in those instances where refineries received a “small refinery” exemption, in which event the deadline was extended to January 1, 2020. Our Shreveport and Great Falls facilities are fully compliant with the 10 ppm sulfur standard with respect to produced gasoline. In addition, we are required to meet the Mobile Source Air Toxics (“MSAT”) II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities and have completed capital projects at our Shreveport and Great Falls facilities to comply with those fuel quality requirements.

The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels produced by us or purchased from third parties. To the extent that refiners are unable to blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners may purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable transportation fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. We are unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. For more information on the RFS program, our participation in the program and risks associated with the program, see the following risk factor under Part I, Item 1A of this Form 10-K: “The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.”
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
There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies are beginning to define sustainable lending practices and there is the possibility that financial institutions will adopt policies that limit funding for fossil fuel energy companies, as governmental and nongovernmental institutions focus on addressing climate-related risks in the financial sector. Although we are not an oil or gas producer, it is possible that limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities which could affect the price or availability of certain of our feedstocks.
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

Property	Business Segment(s)	Acres	Owned / Leased	Location
Shreveport facility	Specialty Products and Solutions	240	Owned	Shreveport, Louisiana
Great Falls specialty asphalt facility	Montana/Renewables	65	Owned	Great Falls, Montana
Montana Renewables facility	Montana/Renewables	21	Owned / Leased (1)	Great Falls, Montana
Princeton facility	Specialty Products and Solutions	208	Owned	Princeton, Louisiana
Cotton Valley facility	Specialty Products and Solutions	77	Owned	Cotton Valley, Louisiana
Burnham terminal	Specialty Products and Solutions	11	Owned	Burnham, Illinois
Karns City facility	Specialty Products and Solutions	225	Owned	Karns City, Pennsylvania
Dickinson facility	Specialty Products and Solutions	28	Owned	Dickinson, Texas
Missouri facility	Specialty Products and Solutions	22	Owned	Louisiana, Missouri
Calumet Packaging facility	Performance Brands	10	Leased	Shreveport, Louisiana
Royal Purple facility	Performance Brands	20	Owned	Porter, Texas

(1)Montana Renewables LLC, an unrestricted subsidiary of Calumet, leases certain property from the Company.
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
Office Facilities
In addition to our principal properties discussed above, as of December 31, 2022, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana. The corporate headquarters lease is for 58,501 square feet of office space. The lease term expires in August 2024. Please read Note 5 — “Leases” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.
While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.
Human Capital Management
We believe that our employees are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

As of March 15, 2023, our general partner employed approximately 1,530 people who provide direct support to our operations. Of these employees, approximately 580 are covered by collective bargaining agreements.
Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility/ Refinery	Union	Expiration Date
Cotton Valley	International Union of Operating Engineers	November 19, 2026
Princeton	International Union of Operating Engineers	August 20, 2024
Dickinson	International Union of Operating Engineers	December 12, 2024
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2026
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2025
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	January 31, 2027
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	July 31, 2026
None of the employees at the Calumet Packaging facility, the Royal Purple facility or at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to generally be good, with no history of work stoppages.
Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive salaries, fair wages and comprehensive benefits. To foster a stronger sense of ownership and align the interests of our personnel with unitholders, we provide short-term and long-term incentive programs that include short-term cash bonus awards under our Cash Incentive Plan and phantom units under our Long-Term Incentive Plan. Awards under each of these incentive programs are discretionary and are based on individual and company performance factors. Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week, including long-term disability coverage, comprehensive health insurance, including vision and dental, employee Health Savings Accounts, including contributions to these accounts by us, competitive paid time off and sick leave programs, and student loan repayment matching opportunities. In addition, we provide a 401(k) retirement savings plan to assist our eligible employees in saving for their retirement. To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel.
Workforce Health and Safety
The safety of our employees is a core tenet of our values, and our safety goal is zero incidents and zero injuries. A strong safety culture reduces risk, enhances productivity and builds a strong reputation in the communities in which we operate. We have earned a reputation as a safe and an environmentally responsible operator through continuous improvement in our safety performance. This makes us more attractive for current and new employees.
We invest in safety training and coaching, promote risk assessments and encourage visible safety leadership. Employees are empowered and expected to stop or refuse to perform a job if it is not safe or cannot be performed safely. We sponsor emergency preparedness programs, conduct regular audits to assess our performance and celebrate our successes in which we acknowledge employees and contractors alike who have exhibited strong safety leadership during the course of the year. These many efforts combine to create a culture of safety throughout the company and provide a positive influence on our contractor community.
We have continued to operate throughout the COVID-19 pandemic, in some cases subject to federal, state and local regulations, and we have taken and continue to take steps to protect the health and safety of our workers. In response to the COVID-19 pandemic, we have implemented protocols that we believe to be in the best interest of our employees, as well as the communities in which we operate, and that comply with government orders, when applicable. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees.

Diversity, Inclusion and Workplace Culture
We are committed to building a culture where diversity and inclusion are core philosophies across our operations, including, but not limited to, our decisions around recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We embrace an approach to hiring and advancement that considers the value of diversity, and we are also committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diversity, inclusion and belonging.
Address, Internet Website and Availability of Public Filings
Our principal executive offices are located at 2780 Waterfront Parkway East Drive, Indianapolis, Indiana, 46214 and our telephone number is (317) 328-5660. Our website is located at www.calumet.com.
Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are located on our website at www.calumet.com by selecting the “Investor Relations” link, and then selecting the “Financial Reporting” link and then selecting the “SEC Filings” link. We also make available, free of charge on our website, our charters for the Audit and Finance Committee, Compensation Committee, and Conflicts Committee, and our Related Party Transactions Policy and Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our executive officers and directors by posting such information on our website. These documents are located on our website at www.calumetspecialty.com by selecting the “Investor Relations” link, then selecting the “Governance” link, and then selecting “Governance Documents.” All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov.
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
•the health of our workforce and their access to our facilities due to a pandemic, epidemic or widespread outbreak of an infectious disease, such as the COVID-19 pandemic, which could result in a full or partial shutdown of our facilities if a significant portion of the workforce at a facility is impacted;
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
•the impact of any economic downturn, recession, inflationary pressures, further increases in interest rates or other disruptions of the U.S. and global economies and financial and commodity markets;
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
In many cases, specialty products are produced from intermediates that ultimately originate from crude oil. Typically, we enjoy a cost advantage from processing crude oil into intermediates that are used as specialty feedstocks. This process also creates fuels and other by-products, which carry a margin to crude prices. Typically, the total margin of fuels and other by-products to crude oil is a positive, but in extreme demand scenarios, such as those seen during the height of the COVID-19 pandemic, this cost advantage can turn into a short-term disadvantage. When the margin between product sales prices and feedstock costs tightens, our earnings, profitability and cash flows are negatively impacted.
A widely used benchmark to track margins in the fuel products industry is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the gross margin assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. The Gulf Coast 2/1/1 crack spread ranged from a high of $67.14 per barrel to a low of $19.38 per barrel during 2022 and averaged $39.96 per barrel during 2022 compared to an average of $17.54 in 2021.

Our actual fuels product margins may vary from the Gulf Coast crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast crack spread as an indicator of the volatility and general levels of fuels refining margins.
Our specialty product margins are influenced by the price of our feedstocks, many of which are commodities. If feedstock prices increase, our margins would fall unless we are able to pass through these price increases to our customers. For example, during fiscal year 2022, higher material and feedstock costs adversely impacted our margins for our Performance Brands segment.
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
For example, daily prices for natural gas as reported on the NYMEX ranged between $9.68 and $3.72 per million British thermal unit (“MMBtu”) in 2022, and between $6.31 and $2.45 per MMBtu in 2021. Typically, electricity prices fluctuate with natural gas prices. Future increases in natural gas and utility prices may have a material adverse effect on our results of operations. However, international natural gas prices have been more volatile, and more expensive, than domestic prices, which can provide a competitive advantage to domestic plants. This dynamic means that market product prices may increase more than our utility costs, creating higher margins when natural gas and utility costs increase less than international competitors’ utility prices. Natural gas and utility costs constituted approximately 14.4% and 12.1% of our total operating expenses included in cost of sales for the years ended December 31, 2022 and 2021, respectively. As prices and industry competitive dynamics change, it could adversely affect our profitability and the amount of cash available for payments of our debt obligations.
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
Although we maintain insurance policies, including personal and property damage and business interruption insurance for each of our facilities, we cannot ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or significant interruption of operations. Our business interruption insurance will not apply unless a business interruption exceeds 60 days. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. In addition, we are not fully insured against all risks incident to our business because certain risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures. For example, we are not insured for all environmental liabilities, including, but not limited to, product spills and other releases at all of our facilities. If we were to incur a significant liability for which we are not insured or fully insured, it could affect our financial condition and diminish our ability to make payments of our debt obligations.
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
The nature of our business requires us to maintain substantial quantities of inventories. Some of our inventory is commodity based, providing us little control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In periods of decreasing crude oil or refined product prices, our inventory valuation methodology has resulted in and may in the future result in decreases in net income.
We depend on key personnel for the success of our business and the loss of those persons could adversely affect our business and our ability to make payments of our debt obligations.
The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make payments of our debt obligations. Our success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on our ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. We do not maintain any key-man life insurance.

We are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, our use of the internet, cloud services and other public networks, as well as having more of our workforce working remotely due to the COVID-19 pandemic, exposes our business and that of other third parties with whom we do business to security incidents and cyber-attacks. Further, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks. Such incidents could lead to unauthorized access to data and systems, intentional or inadvertent releases of confidential information, including personally identifiable information, corruption of data and disruption of critical systems and operations. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, ransomware attacks, phishing attacks, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. During 2021, we experienced a minor security incident at one of our operating locations, which was effectively contained. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability or regulatory fines, penalties or intervention, disrupt our business, require us to incur significant costs to remediate damage resulting from the breach or improve our information technology systems, or otherwise affect our results of operations, which could materially and adversely affect our business, results of operations or financial condition. In addition, as cyber-attacks continue to evolve in magnitude and sophistication, and our reliance on digital technologies continues to grow, we have expended and expect to continue to expend additional resources in order to continue to enhance our cybersecurity measures and to investigate and remediate any digital systems, related infrastructure, technologies and network security vulnerabilities. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
In 2017, we entered into several agreements with Macquarie Energy North America Trading Inc. (“Macquarie”) to support the operations of the Great Falls facility (the “Great Falls S&O Agreements”) and to support the operations of the Shreveport facility (the “Shreveport S&O Agreements,” and, together with the Great Falls S&O Agreements, the “Great Falls and Shreveport S&O Agreements”). Pursuant to the Great Falls and Shreveport S&O Agreements, Macquarie has agreed to intermediate crude oil supplies and refined product inventories at our Great Falls and Shreveport facilities. Macquarie will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. In November 2022, MRL entered into a similar supply and offtake agreement with Macquarie, pursuant to which Macquarie will purchase renewable feedstocks and products at MRL’s Great Falls renewable fuels facility, provide certain financial accommodations to MRL based on liens granted over renewable feedstocks and products owned by MRL at other locations at the Great Falls renewable fuels facility, and endeavor to purchase from third parties and deliver permitted feedstocks to MRL (the “MRL S&O Agreement” and, together with the “Shreveport and Great Falls S&O Agreements, the “S&O Agreements”)).

On March 10, 2023, MRL and Macquarie entered into an amendment to the MRL S&O Agreement to provide that agreement will expire on September 30, 2023.
When we executed the Great Falls and Shreveport S&O Agreements, the inventories associated with such agreements were taken out of our revolving credit facility borrowing base. The inventories associated with the MRL S&O Agreement are also not included in our revolving credit facility borrowing base. Should Macquarie choose to exercise its option to terminate any of the S&O Agreements early by giving nine months’ notice of such termination, pursuant to the terms of each such agreement, we would need to seek alternative sources of financing, such as putting the inventory associated with the Great Falls and Shreveport S&O Agreements back into our revolving credit facility, to meet our obligation to repurchase the inventory at then current market prices. In addition, upon expiration of any of the S&O Agreements, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If the price of the applicable products is well above the price at which we sold the inventory, we would have to pay more for the inventory than the price we sold the inventory for. If this is the case at the time of termination and we are unable to include the inventory associated with the Great Falls and Shreveport S&O Agreements in our borrowing base, we could suffer significant reductions in liquidity if Macquarie terminates the Great Falls and Shreveport S&O Agreements and we have to repurchase the inventories. Similarly, if MRL is unable to obtain alternative sources of financing, MRL could suffer significant reductions in liquidity.
In connection with the expiration of the MRL S&O Agreement, MRL will winddown activities under that agreement. The timing of the winddown and volatility in the feedstock markets may cause the winddown of the agreement to cost more or less than MRL currently estimates. MRL intends to continue to improve its feedstock purchasing processes and to optimize those processes in a way that is more efficient than under the Supply and Offtake Agreement. While MRL believes it can effectively purchase feedstock independent of the MRL S&O Agreement, the direct purchase of feedstock is subject to MRL reaching satisfactory terms with the applicable feedstock suppliers.
Indebtedness; Financing
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
We had approximately $1.6 billion of outstanding indebtedness as of December 31, 2022, and availability for borrowings of approximately $337.6 million under our senior secured revolving credit facility. Following the amendment to our senior secured revolving credit facility on January 20, 2022, we have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $500.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $35.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. In addition, as of December 31, 2022, MRL had no outstanding indebtedness under a secured revolving credit facility (the “MRL revolving credit agreement”) that was entered into on November 2, 2022. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations. In addition, our level of indebtedness could have important consequences to us, including the following:
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
Any of these factors could result in a material adverse effect on our business, financial conditions, results of operations, business prospects and ability to satisfy our obligations under our senior notes, revolving credit facility and the MRL revolving credit agreement.
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
The operating and financial restrictions and covenants in our financing arrangements, including our revolving credit facility, MRL revolving credit agreement, indentures governing each series of our outstanding senior notes and master derivative contracts, do currently restrict, and any future financing agreements could restrict, our ability to finance future operations or capital needs or to engage, expand or pursue our business activities, including restrictions on our ability to, among other things:
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
Our ability to comply with the covenants and restrictions in our revolving credit facility, the MRL revolving credit agreement, our secured hedge agreements and the indentures governing our senior notes may be affected by events beyond our control.
If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, the MRL revolving credit agreement, our secured hedge agreements, the indentures governing our senior notes or any future indebtedness could result in an event of default under our revolving credit facility, the MRL revolving credit agreement, our secured hedge agreements, the indentures governing our senior notes or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Among other things, in the event of any default on our indebtedness, our debt holders and lenders:
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

•may prevent us from making debt service payments under our other agreements, any of which could result in an event of default under our notes; or
•in the event of a default by Calumet or its restricted subsidiaries, could foreclose on the collateral pledged pursuant to the terms of the revolving credit facility or the indenture and security documents governing the 2024 Secured Notes, respectively, or in the event of a default by Montana Renewables Holdings or MRL, could foreclose on the accounts receivables and open blenders tax credit refunds securing the MRL revolving credit agreement.
If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facilities or it may not be on terms that are acceptable to us. In addition, our obligations under our revolving credit facility are secured by a first priority lien on our accounts receivable, inventory and substantially all of our cash; the obligations under the MRL revolving credit agreement are secured by accounts receivables and open blenders tax credit refunds; our obligations under our secured hedge agreements and the BP Purchase Agreement are secured by a lien on certain of our real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements); and the 2024 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements, and if we are unable to repay our indebtedness under the revolving credit facility, the MRL revolving credit agreement, the 2024 Secured Notes or satisfy the payment obligations under our secured hedge agreements or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility and under the MRL revolving credit agreement, the counterparties to such agreements, and the holders of the 2024 Secured Notes could seek to foreclose on these assets. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities,” “— Short-Term Liquidity,” “— Long-Term Financing” and “— Master Derivative Contracts and Collateral Trust Agreement” for additional information regarding our long-term debt.
An increase in interest rates will cause our debt service obligations to increase.
Prior to the amendment of our revolving credit facility on January 20, 2022 (the “Third Amendment”), borrowings under our revolving credit facility bore interest at a rate equal to prime plus a basis points margin or the London Interbank Offered Rate (“LIBOR”) plus a basis points margin, at our option. In light of announcements by the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, that it intends to stop persuading or requiring banks to submit rates for the calculation of LIBOR after 2021, the Third Amendment provided for the replacement of the LIBOR borrowing option with a daily Secured Overnight Financing Rate (“SOFR”) borrowing option. Additionally, borrowings under the MRL revolving credit agreement bear interest at a rate based on the daily SOFR. As of December 31, 2022, we had $104.0 million outstanding borrowings under our revolving credit facility, $35.8 million in standby letters of credit were issued under our revolving credit facility, and no outstanding borrowings under the MRL revolving credit agreement. The interest rate is subject to adjustment based on fluctuations in daily SOFR or the prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our secured hedge agreements, our S&O Agreements, the MRL revolving credit agreement and MRL’s financing arrangements with Stonebriar.
There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement, the indentures governing our senior notes, our Collateral Trust Agreement, our S&O Agreements, the MRL revolving credit agreement and MRL’s financing arrangements with Stonebriar. Certain events relating to a change of control of our general partner, our partnership and our operating subsidiaries would constitute an event of default under our revolving credit facility, our Collateral Trust Agreement and our S&O Agreements. In addition, an event of default under our revolving credit facility would likely constitute an event of default under the indentures governing our senior notes, our master derivatives contracts and the BP Purchase Agreement. As a result, upon a change of control event, we may be required to immediately repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility, the senior notes and S&O Agreements and the outstanding payment obligations under our master derivatives contracts and the BP Purchase Agreement. In addition, if a change of control event occurs under the MRL revolving credit agreement, MRL may be required to immediately repay the outstanding principal, any accrued interest on and any other amounts owed by MRL under the MRL revolving credit agreement. The source of funds for these repayments would be our available cash or cash generated from other sources and there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness and other payment obligations in full.
In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; the obligations under the MRL revolving credit agreement are secured by accounts receivables and open blenders tax credit refunds; our 2024 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivatives contracts and the BP Purchase Agreement are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements). If we are unable to repay our indebtedness under the revolving credit facility, the 2024 Secured Notes, or satisfy the payment obligations under our master derivative contracts or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the holders of our 2024 Secured Notes, the derivative counterparties under our master derivative contracts and BP, respectively, would have the right to foreclose on those assets, which would have a material adverse effect on us. Additionally, if we are unable to repay our indebtedness under the MRL revolving credit agreement, the lenders thereunder would have the right to foreclose on the accounts receivables and open blenders tax credit refunds securing that facility.
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
The operation of our refineries, blending and packaging sites, terminals, and related facilities subject us to the risk of incurring significant environmental remediation costs and liabilities due to our handling of petroleum hydrocarbons and wastes or hazardous substances or wastes, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We could incur significant remedial costs in the cleanup of any petroleum hydrocarbons or wastes or hazardous substances or wastes that may have been released on, under or from the properties owned or operated by us. While we believe we have adequately reserved for these possibilities, such costs and liabilities are difficult to predict and could exceed the amount reserved.
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
Under the RFS provisions of the Clean Air Act, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2025. Each year the EPA sets or adjusts volume mandates for the percentage of cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel volume to be blended into all gasoline and diesel produced or imported during the applicable year. Most recently, the EPA has established final volume mandates for RFS program year 2022 under final rules published in October 2022.
Our Shreveport and Great Falls refineries are normally subject to compliance with the RFS mandates. However, the EPA granted certain of our refineries the small refinery exemption (“SRE”) under the RFS in past years including, most recently, for the 2018 program year. However, as noted below, EPA later reversed their earlier decision and in April 2022 issued a “blanket denial” of our SRE’s for the 2018 program year (along with other SRE petitions from small refineries for those years), which decision we are currently appealing. In connection with the denial of the SRE’s for the 2018 program year, the EPA provided an alternate compliance approach to allow the refineries subject to the “blanket denial” of their 2018 SRE’s to meet their 2018 compliance obligations without purchasing or redeeming additional RINs. The alternate compliance approach is being appealed by Growth Energy. Refineries that received a SRE were not subject to the requirements of RFS as an “obligated party” for transportation fuels produced at these “small” refineries for those calendar years. We have submitted SRE petitions for our Shreveport and Great Falls refineries for program years 2019, 2020, 2021 and 2022. The EPA has not yet acted on our 2021 or 2022 SRE petitions. Our 2019 and 2020 petitions were subject to a “blanket denial” in June 2022 (along with all other SRE petitions from all small refineries for those years). The April and June 2022 denials were based on an across-the-board determination that no refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. The failure to obtain SREs for certain of our refineries could result in the need to purchase RINs to satisfy our obligations under the RFS and it is not possible at this time to predict with certainty what those costs may be.
We have appealed the SRE denials for compliance years 2018, 2019 and 2020. Refer to Note 7 - “Commitments and Contingencies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information. Our involvement in such litigation may strain our resources, increase our costs and distract management, even if we are successful at certain stages. As long as the final outcome of our SRE petitions remains uncertain, we expect to carry a RINs liability on our balance sheet and any changes to such liability will be recognized as a charge or credit to net income (loss). As a result of such charges, investors may have a negative outlook on our financial position regardless of the actual impact these charges have on our business. In addition, on January 27, 2022, EPA extended the compliance reporting deadlines and attestation engagement reporting deadlines for program years 2019, 2020 and 2021, calculated based on the future effective dates of other EPA RFS rulemakings. Nonetheless, we may in the future become subject to civil penalties if we are not in compliance with the RFS by such extended compliance deadlines.
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
In separate litigation, the D.C. Circuit Court of Appeals granted a request by the EPA to remand without vacatur its August 2019 decision to grant 31 SREs for program year 2018 for reconsideration and ordered the EPA to take a new action as to those SREs no later than April 7, 2022. In April 2022, EPA issued a “blanket denial” of our SRE’s for the 2018 program year (along with previously granted SRE petitions provided to small refineries for those years).
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
The adoption and implementation of any international, federal, regional or state executive actions, legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions or put a price on GHG emissions could result in increased compliance costs, additional operating restrictions or reduced demand for some of our services and products. Further, increasing concentrations of GHGs in the Earth’s atmosphere may produce climatic changes that have significant physical effects, such as increased frequency and severity of storms, floods, wildfires and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations or the operations of our suppliers and customers and result in more frequent and severe disruptions to our business and those of our suppliers and customers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. Increasing attention to the risks of climate change has also resulted in an increased possibility of lawsuits or investigations brought by public and private entities against companies in the oil and natural gas sector in connection with their greenhouse gas emissions. While we do not produce oil or natural gas, if we were to be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contributions to the asserted damage, or to mitigating factors.
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
The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal and tidal), as well as any regulatory or other incentives to conserve energy, could reduce demand for hydrocarbons and therefore for our products, which could lead to a reduction in our revenues and cash flow available for payments on our debt obligations. For example, the Inflation Reduction Act of 2022 contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies.
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
Risks Related to Montana Renewables
Risks related to the operations of Montana Renewables
Montana Renewables was formed in 2021 and has a limited operating history, as Montana Renewables has only been producing renewable fuels since December 2022. The Company is experienced in operating facilities, such as the Montana Renewables facility, and expects to continue to leverage the Company’s operating experience, as well as its experience in selling and distributing renewable fuels.
As with any facilities of similar size and nature, the operations of Montana Renewables could be affected by many factors, including start-up problems, the breakdown or failure of equipment or processes, the performance of Montana Renewables below expected levels of output or efficiency, renewable feedstock or utility supply disruptions, environmental proceedings or other litigation that compel cessation of all or a portion of the operations, cyber-security considerations, increased stringent environmental operating, storage and transportation regulations, and/or, labor disputes. Additionally, the operations of Montana Renewables could be affected by both natural or man-made catastrophic events beyond the control of MRHL, such as fires, earthquakes, floods, severe storms, extreme temperatures, explosions, major accidents, armed conflict, hostilities, acts of terrorism, health emergencies, cyber and physical attacks and/or similar events.
The occurrence of such events could significantly reduce or eliminate revenues generated by Montana Renewables and significantly increase the expenses of Montana Renewables, thereby jeopardizing the ability of Montana Renewables to generate revenues sufficient to pay its outstanding debt obligations. While MRHL will maintain insurance to protect against certain of these operating risks, the proceeds of such insurance may not be adequate to cover Montana Renewable’s lost revenues or increased costs. Under such circumstances, no assurance can be given concerning the ability of Montana Renewables to generate sufficient revenues to make timely payments of its debt obligations.
MRHL may also face civil liabilities or fines in the ordinary course of its business as a result of damages to third parties. These liabilities may result in MRHL making indemnification payments in accordance with applicable laws to the extent and in the amount that such indemnification payments are not covered by MRHL’s insurance policies.
MRHL may be unable to attract and retain qualified managers and skilled employees to operate Montana Renewable facilities efficiently which could adversely affect the operations, cash flows and liquidity of Montana Renewables. The renewable fuels business requires a highly specialized workforce, and accordingly, it can be difficult to find qualified and affordable personnel. Additionally, labor expenses may increase as a result of a shortage in the supply of skilled personnel and MRHL may be forced to incur significant training expenses if unable to hire employees with the requisite skills.

Substantially all operating personnel at Montana Renewables are employed under a collective bargaining agreement. If MRHL is unable to renegotiate this agreement as it expires, any work stoppages or other labor disturbances could have an adverse effect on the operations of Montana Renewables and MRHL’s ability to pay outstanding debt obligations.
During the first several months of operation, new facilities like Montana Renewables could be susceptible to operational failures which may result in temporary maintenance shutdowns. Although the initial commissioning was successful, any significant curtailing of production at Montana Renewables may result in materially lower levels of revenues or cash flows and materially increased expenses for the duration of any downtime and may materially adversely impact the Company’s results of operations, financial conditions and ability to pay the principal of, redemption premium, if any, and/or interest on outstanding debt obligations.
Related Parties
MRHL has no assets other than Montana Renewables. Several of the Company’s affiliates have been and are expected to be involved with the construction, start-up and operation of Montana Renewables, including the sales and marketing of the renewable fuels produced by Montana Renewables. The support and experience of the Company’s affiliates are expected to be important to the success of Montana Renewables. However, no affiliates of the Company are obligated to make any payments with respect to outstanding debt obligations of Montana Renewables or MRHL.
Several of the Company’s affiliates have been involved in the construction, start-up and operation of Montana Renewables, and such transactions between the Company and its affiliates present possible conflicts of interest that could have an adverse effect on the Company if they are not managed appropriately.
Transportation Risk
Montana Renewables relies on railroad, trucking and pipeline companies to transport renewable feedstock materials to the Montana Renewables site, and to deliver renewable fuels to Montana Renewable’s customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, floods, droughts, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards. Increasing climate risk may exacerbate weather conditions so as to materially affect the economics of traditional transportation methods. These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, local and national governments could implement new regulations affecting the transportation of the Company’s renewable feedstock materials or renewable fuels. The Company may be unable to ship the renewable fuels or obtain renewable feedstock materials as a result of these transportation companies’ failure to operated properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment. If there are significant increases in the cost of such transportation services or equipment, or changes in such costs relative to transportation costs incurred by competitors, the Company’s sales revenues and/or cost of operations could be materially and adversely affected.
Reliance on Other Third Parties
The viability of Montana Renewables and the ability of MRHL to make payments under outstanding debt obligations depend significantly upon the performance by third parties. If the current or future parties related to the operation of Montana Renewables, including the Company, do not perform (or become financially unable to perform) their obligations under various agreements related to Montana Renewables, then the Company may not be able to acquire alternate goods or services to cover such nonperformance and the Company may be unable to make payments under its debt obligations.
Intellectual Property
The operation of Montana Renewables is dependent upon the use of intellectual property licensed by third parties. If the Company fails to comply with terms of license agreements related to such intellectual property, the licensor(s) may have the right to terminate the Company’s license(s). Failure to obtain or maintain these licenses could have a material adverse effect on the ability of the Company to operate Montana Renewables.
Change in Cost or Availability of Utility Services
The cost and availability of utility services, including, water supply, water disposal, sewage services and electrical service are subject to change due to market economic forces and/or government regulations. Increases in the cost of necessary utility services could adversely affect the Company’s ability to pay outstanding debt obligations.

Feedstock Supply
The cost of renewable feedstock materials accounts for a significant portion of the total cost of the production of renewable fuels. In addition, the quality of the feedstock is important to the successful operation of Montana Renewables. As a result, any increase in cost or decrease in availability of acceptable renewable feed stock materials could significantly negatively impact the Company’s ability to generate revenues at Montana Renewables. The prices of renewable feedstock materials are subject to a multitude of external factors, including, but not limited to, supply-demand balances, weather conditions, market sentiment in relation to future supplies, storage and throughput capacity of suppliers, and forms of taxation to which suppliers may be subject which are passed through.
Market for Renewable Fuels
The continued operation of Montana Renewables requires that the Company be able to sell the renewable fuels produced at Montana Renewables at prices high enough to generate sufficient revenues to pay, among other things, the operation and maintenance costs of Montana Renewables and outstanding debt obligations. No assurances can be given by the Company that the market demand for renewable fuels will be sufficient through the term of outstanding debt obligations and/or the market price of renewable fuels will be sufficient to enable the Company to generate sufficient revenues to make payments described above.
The market for renewable fuels is affected by changes in environmental regulations or requirements for the use of renewable energy products. If there is a change in such regulations or requirements, then the ability of the Company to sell renewable fuels at high enough prices to generate sufficient revenues to pay, among other things, the operation and maintenance costs of Montana Renewables and outstanding debt obligations, could be materially and adversely affected.
Competition
The production of renewable fuels is a growing industry and the Company is expected to encounter significant competition in the marketplace. New technologies or methods of operation may be developed that improve the quality of the fuel, increase production, or decrease the costs of production. In addition, the Company may develop additional facilities that compete with Montana Renewables. The Company believes that Montana Renewables is strategically located and will be successful. However, there can be no assurance that the Company’s projections will be realized or that Montana Renewables will generate revenues sufficient to pay outstanding debt obligations.
Governmental Regulations and Permits
Montana Renewables will be required to comply with a number of statutes and regulations relation to the safety and health of Montana Renewable’s employees and the public during its operation, such as: limits on noise emissions from Montana Renewables, safety and health standards, practices and procedures applicable to the operation of Montana Renewables; environmental protection requirements, including standards relating to the discharge of pollutants to the air, water and land; and employment, hiring and anti-discrimination requirements relating to the operation of Montana Renewables by the Company.
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
General Partner, The Heritage Group and Partnership Agreement
At March 14, 2023, The Heritage Group and certain of their affiliates own an approximate 20.5% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
At March 14, 2023, The Heritage Group and certain of their affiliates own an approximate 20.5% limited partner interest in us. In addition, The Heritage Group and certain of their affiliates control our general partner.
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At March 14, 2023, the owners of our general partner and certain of their affiliates own approximately 20.5% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At March 14, 2023, our general partner and its affiliates own approximately 20.5% of our common units.

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
Our common units are quoted and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CLMT.” As of March 14, 2023, there were approximately 23 unitholders of record of our common units. As of March 14, 2023, there were 79,835,801 common units outstanding.
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
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. As of March 14, 2023, this general partner interest is represented by 1,629,302 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned no incentive distribution rights for the years ended December 31, 2022 and 2021.

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
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2022, 2021, and 2020. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes included elsewhere in this Annual Report.
Overview
We manufacture, formulate and market a diversified slate of specialty products to customers across a broad range of consumer-facing and industrial markets. We also own what we believe is one of North America’s leading renewable diesel manufacturing facilities. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.
Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 19 — “Segments and Related Information” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we currently process, or expect to have the future capability to process, a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are, or are expected to be, distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.
2022 Update
Outlook and Trends
During the fourth quarter of 2022, global economic activity continued to be impacted by macroeconomic uncertainty, inflationary pressures and geopolitical concerns, including the war in Ukraine. These items, combined with lasting reductions to energy supply made at the peak of COVID-19, have led to a global energy shortage and increased commodity prices. Governments around the world responded to Russia’s invasion of Ukraine by imposing economic sanctions, and global central banks began addressing inflation by, among other things, increasing interest rates. The global energy crisis is a result of demand for hydrocarbons returning to pre-pandemic levels coupled with decreased global energy production and disrupted energy trade flows, particularly in Europe and Asia. The resulting extreme natural gas prices have raised the cost to produce fuels internationally. This has led to an elevated margin environment in North America where the cost to produce hydrogen is relatively advantaged to the rest of the world. These factors have impacted our businesses in various ways.
Our Specialty Products and Solutions segment continues to experience strong margins as we see the benefit of a fully integrated specialty business and a strong market environment. At our Great Falls renewable fuels facility, we commenced production and fulfilled shipments of customer orders during the fourth quarter. Further, production resumed at our legacy Great Falls facility following the planned turnaround associated with the separation and start-up of Montana Renewables. Our Performance Brands segment continued to be challenged during the current quarter as feedstock costs remain elevated in the seasonally slow quarter. As a fully integrated specialty business, our product lines perform differently in response to changing market conditions, and the Performance Brands segment has been most impacted by the inflationary environment.
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

In the first quarter of 2023, we expect to commission the Montana Renewables project’s renewable hydrogen plant, and we expect to complete construction of the feedstock pre-treatment unit and sustainable aviation fuel shipping facilities. The commissioning of the renewable hydrogen plant will increase feedstock throughput capacity, the commissioning of the pre-treatment unit will fully unlock the geographic advantage we have in Montana by providing additional feed quality flexibility, and the commissioning of the sustainable aviation fuel shipping facilities will allow SAF shipments to commence under contract.
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
Financial Results
We reported a net loss of $171.8 million in 2022, versus a net loss of $260.1 million in 2021. We reported Adjusted EBITDA (as defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures”) of $389.6 million in 2022, versus $110.3 million in 2021. We generated cash from operating activities of $100.6 million in 2022, versus using cash from operating activities of $44.0 million in 2021, primarily driven by an increase of $207.9 million in gross profit between the comparative periods, partially offset by an increase in the cash required for working capital to support the start-up of production at our Great Falls renewable fuels facility.
Please read Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Specialty Products and Solutions segment Adjusted EBITDA was $379.0 million in 2022 compared to $104.6 million in the prior year. Compared to the prior year, Specialty Products and Solutions 2022 segment Adjusted EBITDA was favorably impacted by an increase in sales volumes driven by strong operations and the absence of downtime from a planned full plant turnaround and the polar vortex at our Shreveport facility that occurred in the prior year. This impact was coupled with the favorable impact of the strong margin environment experienced in the current year.
Montana/Renewables segment Adjusted EBITDA was $75.8 million in 2022 compared to $44.4 million in 2021. Compared to the prior year, Montana/Renewables 2022 segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of a wider WCS-WTI crude spread and improved crack spreads for transportation fuels. These impacts were partially offset by the unfavorable impact of lower volumes as a result of a planned turnaround at our Montana facility in the current year period, coupled with the impact of increased operating costs driven by higher utility costs.
Performance Brands segment Adjusted EBITDA was $20.2 million in 2022 compared to $33.8 million in 2021. Compared to the prior year, Performance Brands segment Adjusted EBITDA was unfavorably impacted by a $12.7 million decrease in gross profit due higher packaging costs and the natural lag in passing increased costs though to customers in our branded and consumer markets. This impact was slightly offset by the favorable impact of price increases we implemented during the current year, whereby we were able to pass through higher feedstock costs for certain of our products. Supply chain difficulties continue to impact results, but are significantly improving.
Corporate segment Adjusted EBITDA was negative $85.4 million in 2022 versus negative $72.5 million in 2021 primarily due to higher labor and benefit expenses, primarily as it relates to an increase in expenses for our annual cash incentive plan, which are directly tied to the achievement of annual Adjusted EBITDA performance targets established by the Compensation Committee of the Company.
Liquidity Update
As of December 31, 2022, we had total liquidity of $372.8 million comprised of $35.2 million of cash and $337.6 million of availability under our revolving credit facility. As of December 31, 2022, our revolving credit facility had a $477.4 million borrowing base, $35.8 million in outstanding standby letters of credit and $104.0 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 7 “Management’s Discussion and Analysis - Liquidity and Capital Resources” and Part I, Item 1A. “Risk Factors” for additional information.

Renewable Fuel Standard Update
Along with the broader refining industry, we remain subject to compliance costs under the RFS unless or until we receive a small refinery exemption from the EPA, which we have historically received. Administered by the EPA, the RFS provides annual requirements for the total volume of renewable transportation fuels that are mandated to be blended into finished transportation fuels. If a refiner does not meet its required annual Renewable Volume Obligation, the refiner can purchase blending credits in the open market, referred to as RINs.
For the year ended December 31, 2022, we accrued a non-cash expense of $197.9 million for RINs, as compared to a non-cash expense of $116.0 million for RINs for the year ended December 31, 2021. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.
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
Key Performance Measures
Our sales and results of operations are principally affected by demand for specialty products, fuel and renewable fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.
Our primary raw materials are crude oil, renewable feedstocks and other specialty feedstocks, and our primary outputs are specialty consumer facing and industrial products, specialty branded products, and fuel and renewable fuel products. The prices of crude oil, specialty products and fuel and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We may also hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Note 10 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
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

	Year Ended December 31,
	2022	2021	2020
	(In bpd)
Total sales volume (1)	82,946	79,281	86,727
Total feedstock runs (2)	80,447	75,818	84,829
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,951	9,867	10,143
Solvents	7,100	6,833	6,819
Waxes	1,452	1,335	1,318
Fuels, asphalt and other by-products	40,845	27,869	35,052
Total Specialty Products and Solutions	60,348	45,904	53,332
Montana/Renewables:
Gasoline	3,409	4,907	5,369
Diesel	6,449	9,711	10,389
Jet fuel	820	901	647
Asphalt, heavy fuel oils and other	6,942	10,379	10,337
Total Montana/Renewables	17,620	25,898	26,742

Performance Brands	1,434	1,304	1,381

Total facility production (3)	79,402	73,106	81,455

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

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Sales	$4,686.7	$3,148.0	$2,268.2
Cost of sales	4,335.9	3,005.1	2,169.1
Gross profit	350.8	142.9	99.1
Operating costs and expenses:
Selling	53.9	52.8	47.8
General and administrative	141.0	151.1	91.1
Taxes other than income taxes	13.7	12.5	9.8
Loss on impairment and disposal of assets	0.7	4.1	6.8
Other operating expense	8.1	8.0	15.5
Operating income (loss)	133.4	(85.6)	(71.9)
Other income (expense):
Interest expense	(175.9)	(149.5)	(125.9)
Debt extinguishment costs	(41.4)	(0.5)	—
Gain (loss) on derivative instruments	(81.7)	(23.3)	52.4
Other income (expense)	(2.8)	0.3	(2.5)
Total other expense	(301.8)	(173.0)	(76.0)
Net loss before income taxes	(168.4)	(258.6)	(147.9)
Income tax expense	3.4	1.5	1.1
Net loss	$(171.8)	$(260.1)	$(149.0)
Net loss attributable to noncontrolling interest	(6.7)	—	—
Net loss attributable to partners	$(165.1)	$(260.1)	$(149.0)
EBITDA	$110.7	$(1.4)	$83.1
Adjusted EBITDA	$389.6	$110.3	$217.3
Distributable Cash Flow	$87.4	$(120.1)	$41.1

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

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Reconciliation of Net loss attributable to partners to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net loss attributable to partners	$(165.1)	$(260.1)	$(149.0)
Add:
Interest expense	175.9	149.5	125.9
Depreciation and amortization	98.3	107.7	105.1
Income tax expense	3.4	1.5	1.1
Noncontrolling interest adjustments	(1.8)	—	—
EBITDA	$110.7	$(1.4)	$83.1
Add:
LCM / LIFO (gain) loss	$6.6	$(50.3)	$28.5
Unrealized (gain) loss on derivative instruments	45.9	24.4	$(2.8)
Debt extinguishment costs	41.4	0.5	—
Amortization of turnaround costs	23.1	17.0	14.6
Loss on impairment and disposal of assets	0.7	4.1	6.8
RINs mark-to-market loss	115.7	57.7	75.8
Other non-recurring expenses	15.6	7.6	1.4
Equity based compensation and other items	32.9	50.7	9.9
Noncontrolling interest adjustments	(3.0)	—	—
Adjusted EBITDA	$389.6	$110.3	$217.3
Less:
Replacement and environmental capital expenditures (1)	$77.9	$29.0	$31.8
Cash interest expense (2)	158.3	138.9	119.9
Turnaround costs	62.6	61.0	23.4
Income tax expense	3.4	1.5	1.1
Distributable Cash Flow	$87.4	$(120.1)	$41.1

(1)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(2)Represents consolidated interest expense less non-cash interest expense.

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021
Sales. Sales increased $1,538.7 million, or 48.9%, to $4,686.7 million in 2022 from $3,148.0 million in 2021. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2022	2021	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$913.7	$658.7	38.7%
Solvents	434.9	303.7	43.2%
Waxes	189.3	151.7	24.8%
Fuels, asphalt and other by-products (1)	1,970.1	997.3	97.5%
Total Specialty Products and Solutions	$3,508.0	$2,111.4	66.1%
Total Specialty Products and Solutions sales volume (in barrels)	22,461,000	18,394,000	22.1%
Average Specialty Products and Solutions sales price per barrel	$156.18	$114.79	36.1%
Montana/Renewables:
Gasoline	$188.1	$188.3	(0.1)%
Diesel	391.8	324.9	20.6%
Jet fuel	41.8	27.5	52.0%
Asphalt, heavy fuel oils and other (2)	253.6	243.0	4.4%
Total Montana/Renewables	$875.3	$783.7	11.7%
Total Montana/Renewables sales volume (in barrels)	7,298,000	10,038,000	(27.3)%
Average Montana/Renewables sales price per barrel	$119.94	$78.07	53.6%

Total Performance Brands (3)	$303.4	$252.9	20.0%
Total Performance Brands sales volume (in barrels)	517,000	505,000	2.4%
Average Performance Brands sales price per barrel	$586.85	$500.79	17.2%

Total sales	$4,686.7	$3,148.0	48.9%
Total sales volume (in barrels)	30,276,000	28,937,000	4.6%

(1)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyol ester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)Represents packaged and synthetic specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.
The components of the $1,396.6 million increase in Specialty Products and Solutions segment sales in 2022, as compared to 2021, were as follows:

Dollar Change
(In millions)
Sales price	$929.8
Volume	466.8
Total Specialty Products and Solutions segment sales increase	$1,396.6
Specialty Products and Solutions segment sales increased period over period, primarily due to the significantly higher price environment in the current year period and strong throughput. The favorable volumes impact was due to reliable operations and the absence of the downtime from a planned full plant turnaround and the polar vortex at our Shreveport facility in the prior year comparative period.

The components of the $91.6 million increase in Montana/Renewables segment sales in 2022, as compared to 2021, were as follows:

Dollar Change
(In millions)
Sales price	$305.6
Volume	(214.0)
Total Montana/Renewables segment sales increase	$91.6
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
The components of the $50.5 million increase in Performance Brands segment sales in 2022, as compared to 2021, were as follows:

Dollar Change
(In millions)
Sales price	$44.9
Volume	5.6
Total Performance Brands segment sales increase	$50.5
Performance Brands segment sales increased primarily due to the significantly higher price environment.
Gross Profit. Gross profit increased $207.9 million, or 145.5%, to $350.8 million in 2022 from $142.9 million in 2021. Gross profit for our business segments were as follows:

	Year Ended December 31,
	2022	2021	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$325.1	$62.6	419.3%
Percentage of sales	9.3%	3.0%	6.3%
Specialty Products and Solutions gross profit per barrel	$14.47	$3.40	325.6%
Montana/Renewables:
Gross profit (loss)	$(29.9)	$12.0	(349.2)%
Percentage of sales	(3.4)%	1.5%	(4.9)%
Montana/Renewables gross profit (loss) per barrel	$(4.10)	$1.20	(441.7)%
Performance Brands:
Gross profit	$55.6	$68.3	(18.6)%
Percentage of sales	18.3%	27.0%	(8.7)%
Performance Brands gross profit per barrel	$107.54	$135.25	(20.5)%

Total gross profit	$350.8	$142.9	145.5%
Percentage of sales	7.5%	4.5%	3.0%

The components of the $262.5 million increase in Specialty Products and Solutions segment gross profit in 2022, as compared to 2021, were as follows:

Dollar Change
(In millions)
2021 reported gross profit	$62.6
Sales price	929.8
RINs	(63.6)
Operating costs	(36.2)
LCM / LIFO inventory adjustments	(21.0)
Volume	103.4
Cost of materials	(649.9)
2022 reported gross profit	$325.1
The increase in Specialty Products and Solutions segment gross profit for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to stronger net unit margins as a result of strong specialty market demand and the strong margin environment experienced during the current year period. This favorable impact was coupled with a favorable volumes impact driven by the absence in the current year period of the planned turnaround and unplanned downtime at our Shreveport facility in the prior year comparative period. These impacts were partially offset by higher operating costs due to higher utility costs as well as higher RINs expense.
The components of the $41.9 million decrease in Montana/Renewables segment gross profit (loss) in 2022, as compared to 2021, were as follows:

Dollar Change
(In millions)
2021 reported gross profit	$12.0
Sales price	305.6
RINs	(16.3)
Operating costs	(36.2)
Volume	(47.3)
LCM / LIFO inventory adjustments	(32.4)
Cost of materials	(215.3)
2022 reported gross profit (loss)	$(29.9)
The decrease in Montana/Renewables segment gross profit for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to lower volumes as a result of a planned turnaround at our Montana facility in the current year period, coupled with the impact of increased RINs expense and an increase in operating costs driven by higher utility costs. In addition, there was an unfavorable impact due to a $13.0 million charge to cost of sales for expected future losses under firm purchase commitments in the current year period. These impacts were partially offset by the favorable impact of a significantly stronger crack spread environment leading to higher margins.
The components of the $12.7 million decrease in Performance Brands segment gross profit in 2022, as compared to 2021, were as follows:

Dollar Change
(In millions)
2021 reported gross profit	$68.3
Sales price	44.8
Operating costs	(2.5)
LCM / LIFO inventory adjustments	(3.5)
Volume	2.1
Cost of materials	(53.6)
2022 reported gross profit	$55.6

The decrease in Performance Brands segment gross profit for the year ended December 31, 2022, as compared to the same period in 2021, was primarily driven by higher material and feedstock costs and supply chain challenges that resulted in higher operating costs. These impacts were partially offset by higher sales prices.
General and administrative. General and administrative expenses decreased $10.1 million, or 6.7%, to $141.0 million in 2022 from $151.1 million in 2021. The decrease was due primarily to a $17.9 million decrease in equity-based compensation related expenses, which was primarily the result of changes in the Company’s unit price. This impact was partially offset by a $9.5 million increase in labor and benefits expenses, primarily as it relates to an increase in expenses for our annual cash incentive plan, which are directly tied to the achievement of annual Adjusted EBITDA performance targets established by the Compensation Committee of the Company.
Interest expense. Interest expense increased $26.4 million, or 17.7%, to $175.9 million in 2022 from $149.5 million in 2021. The increase was primarily due to interest expense incurred for our MRL credit facility in the current year period, which was absent in the prior year comparative period, and higher financing costs related to our Supply and Offtake Agreements in the current year in comparison to the prior year.
Loss on derivative instruments. There was a $81.7 million loss on derivative instruments in 2022, compared to a $23.3 million loss in the same period in 2021. The $35.8 million realized loss on derivative instruments in the current year period was primarily due to the settlement of our crack spread swaps positions during the period. The unrealized loss on derivative instruments was primarily the result of a $31.3 million unrealized loss on crack spread swaps positions, coupled with the unrealized loss on the inventory financing embedded derivative of $14.6 million in the current year period, compared to an unrealized loss of $25.7 million in the prior year comparative period.
Debt extinguishment costs. There was a $41.4 million loss for debt extinguishment costs in 2022, compared to a $0.5 million loss for debt extinguishment costs in 2021. The loss for debt extinguishment costs in the current period primarily comprised of $1.0 million for the extinguishment of the 2023 Notes, $2.1 million for losses in conjunction with the repurchase of $36.5 million aggregate principal amount of the 2025 Notes and $38.3 million for losses in conjunction with the repayment of all borrowings outstanding under the MRL credit facility in the current year period. Please refer to Note 9 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.
Year Ended December 31, 2021, Compared to Year Ended December 31, 2020
Refer to Item 7 “Management’s Discussion and Analysis — Year Ended December 31, 2021, Compared to Year Ended December 31, 2020” of our 2021 Annual Report for a description of the factors impacting our results of operations for the year ended December 31, 2021 in comparison to the year ended December 31, 2020.
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
On August 5, 2022, MRL, a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility.
On August 5, 2022, the Company repaid all borrowings outstanding under the MRL credit facility with a combination of proceeds from the issuance and sale of preferred units in Montana Renewables Holdings LLC, a wholly owned subsidiary of the Company and the direct parent of MRL (“MRHL”) and the Stonebriar Transactions (as defined herein). In conjunction with the redemption of the MRL credit facility, the Company recorded a loss from debt extinguishment of $38.3 million, which is reflected in loss from debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022. Please refer to Note 21 - “Redeemable Noncontrolling Interest” for additional information regarding the issuance and sale of preferred units in MRHL and Note 9 - “Long-Term Debt - MRL Asset Financing Arrangements” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information regarding the Stonebriar Transactions.
On August 5, 2022 (the “Closing Date”), MRHL issued and sold 12,500,000 preferred units (“Preferred Units”) in MRHL to an affiliate of Warburg Pincus LLC for $250.0 million for an immediate cash payment of $200.0 million and the agreement to pay the remaining $50.0 million in cash not later than October 3, 2022 (the “Deferred Purchase Price”) in exchange for a 14.2045% Percentage Interest in MRHL. The Company received the cash payment for the Deferred Purchase Price on October 3, 2022. The Preferred Units are not interest bearing and carry certain minimum return thresholds. Please refer to Note 21 - “Redeemable Noncontrolling Interest” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.
On November 2, 2022 (the “Effective Date”), MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with MRHL, the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. As of December 31, 2022, there was no borrowing capacity under the MRL Revolving Credit Agreement. As of December 31, 2022, the Company had no outstanding borrowings under the MRL Revolving Credit Agreement.
On November 2, 2022, MRL also entered into a Supply and Offtake Agreement (“S&O Agreement”) with Macquarie Energy North America Trading Inc., a Delaware corporation (“Macquarie”), pursuant to which Macquarie will (i) purchase renewable feedstocks and products located at specified locations at MRL’s Great Falls, Montana refinery (the “Refinery”), (ii) provide certain financial accommodations to MRL based on liens granted over renewable feedstocks and products owned by MRL at other locations at the Refinery, and (iii) endeavor to purchase from third parties and deliver permitted feedstocks to MRL in monthly amounts up to an average of approximately 15,000 barrels per day. On March 10, 2023, Macquarie and MRL entered into an amendment to the MRL S&O Agreement, which provides that the agreement will expire on September 30, 2023.
We expect to fund planned capital expenditures in 2023 of approximately $125 million to $145 million, excluding MRL capital expenditures, primarily with cash on hand, and cash flows from operations. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facilities and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. We continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our revolving credit facilities or by funding accessed through capital markets.

The borrowing base on our revolving credit facility increased from approximately $328.7 million as of December 31, 2021, to approximately $477.4 million at December 31, 2022, resulting in a corresponding increase in our borrowing availability from approximately $296.0 million at December 31, 2021, to approximately $337.6 million at December 31, 2022. Total liquidity, consisting of cash and available funds under our revolving credit facility, increased from $334.1 million at December 31, 2021 to $372.8 million at December 31, 2022.
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
The following table summarizes our primary sources and uses of cash in each of the most recent two years:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net Cash provided by (used in) operating activities	$100.6	$(44.0)	$62.8
Net Cash used in investing activities	(536.0)	(82.8)	(46.3)
Net Cash provided by financing activities	348.7	139.3	73.8
Net increase (decrease) in cash and cash equivalents	$(86.7)	$12.5	$90.3
Operating Activities. Operating activities provided cash of $100.6 million in 2022 compared to using cash of $44.0 million in 2021. The change was impacted by a decrease in net loss of $88.3 million as a result of an increase in gross profit, partially offset by an increase in the cash required for working capital to support the start-up of production at our Great Falls renewable fuels facility.
Investing Activities. Investing activities used cash of $536.0 million in 2022 compared to a use of cash of $82.8 million in 2021. The change is related to increases in cash expenditures for additions to property, plant and equipment in the current year in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the current year are mainly related to our renewable diesel project.
Financing Activities. Financing activities provided cash of $348.7 million in 2022 compared to providing cash of $139.3 million in 2021. The change is primarily due to $250.0 million of proceeds received for the sale of preferred units in MRHL and a $302.9 million increase in proceeds received for other financing activities in the current year period in comparison to the prior year period. In the current year period, we received $372.9 million of proceeds for other financing activities, mostly related to our MRL asset financing arrangements in comparison to $70.0 million of proceeds received from our Shreveport terminal asset financing arrangement in the prior year comparative period. These increases in cash provided by financing activities was partially offset by the $347.3 million repayment of the MRL credit facility. Please refer to Note 21 — “Redeemable Noncontrolling Interest” for additional information regarding the issuance and sale of preferred units and Note 9 - “Long-Term Debt - MRL Asset Financing Arrangements” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information regarding the MRL asset financing arrangements.

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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Capital improvement expenditures	$458.3	$53.9	$12.2
Replacement capital expenditures	69.2	24.0	24.7
Environmental capital expenditures	8.7	5.0	7.1
Turnaround capital expenditures	62.6	61.0	23.4
Total	$598.8	$143.9	$67.4
2023 Capital Spending Forecast
Excluding MRL capital expenditures, we are forecasting total capital expenditures of approximately $125 million to $145 million in 2023. Our forecasted capital expenditures for MRL are related to the final construction of a renewable hydrogen plant, feedstock pre-treatment unit and sustainable aviation fuel shipping facilities. In the first quarter of 2023, we expect to commission Montana Renewables renewable hydrogen plant, and we expect to complete construction of the feedstock pre-treatment unit and sustainable aviation fuel shipping facilities. We financed $150.0 million of the capital expenditures for these projects through our Master Lease Agreement with Stonebriar. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facility and by accessing capital markets as necessary. Further, we continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our revolving credit facilities or by funding accessed through capital markets. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of December 31, 2022, our primary debt and credit instruments consisted of:
•$500.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the Third Amendment to our revolving credit facility (the “Credit Facility Amendment”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
•$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024;
•$513.5 million of 11.00% Senior Notes due 2025;
•$325.0 million of 8.125% Senior Notes due 2027; and
•$370.1 million of financing through our MRL asset financing arrangements.
We were in compliance with all covenants under our debt instruments in place as of December 31, 2022, and believe we have adequate liquidity to conduct our business.

Inventory Financing
Please refer to Note 8 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.
Short-Term Liquidity
As of December 31, 2022, our principal sources of short-term liquidity were (i) approximately $337.6 million of availability under our revolving credit facility, (ii) inventory financing agreements related to our Great Falls facility, Shreveport facility and Great Falls renewable fuels facility and (iii) $35.2 million of cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, please read Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2022, we had $200.0 million in 2024 Secured Notes, $513.5 million in 2025 Notes, and $325.0 million in 2027 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of December 31, 2022, we had $370.1 million of debt outstanding for our MRL asset financing arrangements and $58.2 million of other debt outstanding for the Shreveport terminal asset financing arrangement. Borrowings under the MRL asset financing arrangements are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. For additional information regarding our MRL asset financing arrangements, see Note 9 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.
To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.
For more information regarding our senior notes, please read Note 9 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.
Master Derivative Contracts and Collateral Trust Agreement
Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2022. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.
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
Credit Ratings
In January 2022, S&P reaffirmed a rating of B- on our senior unsecured notes and upgraded our Company outlook to stable. Also in January 2022, Moody’s reaffirmed a rating of Caa1 on our senior unsecured notes and a Company rating of B3, with the stable outlook maintained. Our 2024 Secured Notes issued in 2020 are rated B+ by S&P and B1 by Moody’s.
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
Valuation of Goodwill
We assess goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company tests goodwill either quantitatively or qualitatively for impairment. The Company assessed goodwill for impairment qualitatively and quantitatively during the year ended December 31, 2022 and qualitatively during the year ended December 31, 2021.
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
Meaningful factors that would significantly impact our financial projections are changes in customer demand levels or loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of our goodwill as of October 1, 2022 were reasonable.
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

Valuation of Renewable Identification Numbers (“RINs”) Obligation
We account for our current period RINs obligation by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as an estimated RINs obligation in the consolidated balance sheets. This liability is revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the divested San Antonio refinery, which amount is reflected in other operating expense in the consolidated statements of operations). RINs generated by blending renewable fuels may be sold or held to offset future RINs Obligations. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operations. The liabilities associated with our RINs obligation are considered recurring fair value measurements.
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
The RFS allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements, and we have applied in respect of compliance years 2019, 2020, 2021 and 2022. The EPA has not acted on our 2021 or 2022 SRE petitions. Our 2019 and 2020 petitions were subject to a “blanket denial” in June 2022 (along with all other SRE petitions from all small refineries for those years). These denials were based on EPA’s across-the-board determination that no refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. We have appealed the 2018, 2019 and 2020 SRE denials, with the Montana refinery appeal being heard in the D.C. Circuit (transferred from the Ninth Circuit) and the Shreveport refinery appeal being heard in the Fifth Circuit. The merits panel in the Fifth Circuit will also consider EPA’s argument that the Shreveport refinery appeal should be transferred to the D.C. Circuit. The Company filed motions in both appeals asking the circuit courts to stay our 2019 and 2020 RFS obligations while the merits appeals are pending. In January 2023, the Fifth Circuit granted the motion for stay relating to the Shreveport refinery, ruling that the Company is likely to be successful on the merits of its appeal on the basis that EPA’s denial was an unlawful retroactive application of a new small refinery hardship standard. The motion for stay relating to the Montana refinery remains pending in the D.C. Circuit. Please read Note 7 — “Commitments and Contingencies” for further information on our RINs obligation.
We believe that our small refineries (“the refineries”) qualify for SREs on the merits and we have asked EPA to approve our petitions. The Company has previously applied for and received SREs through 2018, following a structure procedure administered by the EPA. According to documentation we have received from the EPA, the analysis prepared by the Department of Energy (“DOE”) under this procedure showed that the Company’s refineries met the criteria for disproportionate economic hardship for the 2018, 2019 and 2020 compliance years. The reversal of our previously approved 2018 SRE in April 2022, and the blanket denial in June 2022 by EPA of our 2019 and 2020 petitions were based on EPA’s retroactive across-the-board determination despite the affirmative findings from the DOE who recommended the SRE grant.
Management believes that we have viable legal arguments to challenge the denials, including that the denials are inconsistent with the CAA, the Administrative Procedure Act, EPA’s regulations, the DOE’s analysis and/or the factual record, and are unlawful retroactive applications of a new standard. If our appeals are successful, a court would likely direct EPA to issue a new decision on the refineries’ SRE petitions or prevent EPA from enforcing RFS obligations on small refineries in the relevant years. However, as with any legal action, a challenge to an EPA decision denying the refineries’ SRE petitions may ultimately be unsuccessful. This would present a number of uncertainties and complexities caused primarily by the passage of time since we first submitted the SRE petitions, including for example the potential expiration and/or unavailability or limited availability in the market of vintage 2019 and 2020 RINs, the specifics of other potential forthcoming EPA actions, the results of other parties’ potential litigation avenues and outcomes, and post-litigation uncertainties around the timing and magnitude of any resolution.
Based on current information we believe the most likely outcome is either successful appellate litigation or reaching an alternative resolution. If we are ultimately successful in obtaining the refineries’ SREs (or a non-enforcement equivalent), the value of the liability would be zero. If we are ultimately unsuccessful in our appeals, the timing, amount and form our actual liability may depend upon the resolution obtained, potentially as part of subsequent, additional litigation. For example, if resolution for the 2019 and 2020 compliance years used the market price of RINs on the day the EPA was obligated to rule on the refineries’ 2019 SRE petitions, the value of the liability would be approximately $50.7 million.
Recent Accounting Pronouncements
For a summary of recently issued and adopted accounting standards applicable to us, please read Note 3 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Please read Note 10 — “Derivatives” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.
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
Holding other variables related to RINs obligations constant, a $1.00 increase in the price of RINs would be expected to have a negative impact on Net income (loss) of approximately $65.0 million per year.
Interest Rate Risk
Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of December 31, 2022 and December 31, 2021, which we disclose in Note 10 — “Long-Term Debt” and Note 11 — “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2023 Notes	$—	$—	$325.6	$322.3
2024 Secured Notes	$203.7	$199.3	$217.2	$198.8
2025 Notes	$536.1	$509.2	$598.1	$543.2
2027 Notes	$305.4	$321.5	$—	$—
Revolving credit facility	$104.0	$100.9	$—	$(2.0)
MRL credit facility	$—	$—	$303.5	$296.2
MRL revolving credit agreement	$—	$(0.6)	$—	$—
Shreveport terminal asset financing arrangement	$58.2	$57.2	$64.3	$63.0
MRL asset financing arrangements	$370.1	$368.8	$—	$—
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility as of December 31, 2022, with borrowings bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $104.0 million of outstanding variable rate debt as of December 31, 2022 and no outstanding variable rate debt as of December 31, 2021. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2022, would be expected to have an impact on Net income (loss) of approximately $1.0 million per year.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Renewable Identification Numbers (“RINs”) Obligation

Description of the Matter	As of December 31, 2022, the Company’s RINs obligation was $476.8 million, comprised of the current obligation of $399.3 million and the long-term obligation of $77.5 million. As described in Notes 3 and 7 to the consolidated financial statements, the RINs obligation is an estimated provision for the future purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) annual requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard.

Auditing management’s RINs obligation was complex and judgmental due to estimation uncertainty in the Company’s determination of the fair value of the RINs obligation under the Renewable Fuel Standard. The complexity and estimation uncertainty was primarily due to the calculation of the RINs shortage and the independent pricing assumptions, respectively.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the RINs obligation estimation process. For example, we tested controls over management’s review of the methodology used to calculate the obligation and the RINs shortage and independent pricing assumptions, as noted above.

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

Valuation of Goodwill for the Performance Brands Reporting Unit
Description of the Matter	At December 31, 2022, the Company’s Performance Brands reporting unit goodwill was $123.7 million. As described in Notes 3 and 6 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The impairment test for goodwill consists of measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. The Company performs its annual goodwill impairment testing on October 1 of each year.

Auditing management’s annual goodwill impairment test was complex and judgmental because the estimates underlying the determination of fair value of the reporting unit involves management’s judgments on significant assumptions. In particular, management estimates fair value using the income approach which is sensitive to certain significant assumptions, such as forecasted revenue and related revenue growth rate, earnings before interest, taxes, depreciation and amortization (EBITDA), and the discount rate commensurate with the risks involved.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the Performance Brands goodwill impairment review process. For example, we tested controls over management’s review of the methodology used to calculate the fair value of the reporting unit and management’s review of the significant assumptions described above and the completeness and accuracy of the data to develop such estimates.

To test the estimated fair value of the Company’s Performance Brands reporting unit, our audit procedures included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions discussed herein. For example, we compared the significant assumptions in the prospective financial data used by management to current industry and economic trends and historical performance. We assessed the reasonableness of the forecasted future revenue growth rate and EBITDA by comparing the forecasts to historical results. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in the evaluation of the fair value methodology and certain significant assumptions in the fair value estimate. We further tested the completeness and accuracy of the underlying data used in the fair value estimate.

We have served as the Company’s auditor since 2002.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 15, 2023

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2022	2021
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$35.2	$38.1
Accounts receivable, net:
Trade, less allowance for credit losses of $1.3 million and $2.0 million, respectively	245.7	216.8
Other	22.3	36.2
	268.0	253.0
Inventories	498.0	326.6
Prepaid expenses and other current assets	19.2	14.9
Total current assets	820.4	632.6
Property, plant and equipment, net	1,482.0	949.7
Goodwill	173.0	173.0
Other intangible assets, net	36.3	45.8
Operating lease right-of-use assets	107.5	157.7
Restricted cash	—	83.8
Other noncurrent assets, net	122.6	85.3
Total assets	$2,741.8	$2,127.9
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$442.4	$301.0
Accrued interest payable	34.6	27.7
Accrued salaries, wages and benefits	93.0	93.7
Other taxes payable	9.5	11.6
Obligations under inventory financing agreements	221.8	173.0
Current portion of RINs obligation	399.3	200.1
Other current liabilities	34.3	20.2
Current portion of operating lease liabilities	70.7	65.1
Current portion of long-term debt	20.0	7.4
Derivative liabilities	26.5	—
Total current liabilities	1,352.1	899.8
Pension and postretirement benefit obligations	4.8	6.7
Other long-term liabilities	18.3	15.8
Long-term operating lease liabilities	37.1	93.1
Long-term RINs obligation, less current portion	77.5	78.8
Long-term debt, less current portion	1,539.7	1,418.8
Total liabilities	$3,029.5	$2,513.0
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$—
Partners’ capital (deficit):
Limited partners’ interest (79,189,583 units and 78,676,262 units, issued and outstanding at December 31, 2022 and 2021, respectively)	$(529.9)	$(378.8)
General partner’s interest	0.5	3.8
Accumulated other comprehensive loss	(8.3)	(10.1)
Total partners’ capital (deficit)	(537.7)	(385.1)
Total liabilities and partners’ capital (deficit)	$2,741.8	$2,127.9
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In millions, except unit and per unit data)
Sales	$4,686.7	$3,148.0	$2,268.2
Cost of sales	4,335.9	3,005.1	2,169.1
Gross profit	350.8	142.9	99.1
Operating costs and expenses:
Selling	53.9	52.8	47.8
General and administrative	141.0	151.1	91.1
Taxes other than income taxes	13.7	12.5	9.8
Loss on impairment and disposal of assets	0.7	4.1	6.8
Other operating expense	8.1	8.0	15.5
Operating income (loss)	133.4	(85.6)	(71.9)

Other income (expense):
Interest expense	(175.9)	(149.5)	(125.9)
Debt extinguishment costs	(41.4)	(0.5)	—
Gain (loss) on derivative instruments	(81.7)	(23.3)	52.4
Other income (expense)	(2.8)	0.3	(2.5)
Total other expense	(301.8)	(173.0)	(76.0)
Net loss before income taxes	(168.4)	(258.6)	(147.9)
Income tax expense	3.4	1.5	1.1
Net loss	$(171.8)	$(260.1)	$(149.0)
Net loss attributable to noncontrolling interest	(6.7)	—	—
Net loss attributable to partners	$(165.1)	$(260.1)	$(149.0)
Allocation of net loss to partners:
Net loss attributable to partners	$(165.1)	$(260.1)	$(149.0)
Less:
General partners’ interest in net loss	(3.3)	(5.2)	(3.0)
Net loss available to limited partners	$(161.8)	$(254.9)	$(146.0)
Weighted average limited partner units outstanding:
Basic and diluted	79,336,283	78,980,839	78,369,091
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(2.04)	$(3.23)	$(1.86)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net loss	$(171.8)	$(260.1)	$(149.0)
Other comprehensive income (loss):
Cash flow hedges:
Cash flow hedge loss	—	—	(0.2)
Defined benefit pension and retiree health benefit plans	1.8	2.2	(1.5)
Total other comprehensive income (loss)	1.8	2.2	(1.7)
Comprehensive loss	$(170.0)	$(257.9)	$(150.7)
Less: Comprehensive loss attributable to noncontrolling interest	(6.7)	—	—
Comprehensive loss attributable to partners’ capital (deficit)	$(163.3)	$(257.9)	$(150.7)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)		Total
		General Partner	Limited Partners

	(In millions)
Balance at December 31, 2019	$(10.6)	$12.0	$20.2	$21.6
Other comprehensive loss	(1.7)	—	—	(1.7)
Net loss attributable to partners	—	(3.0)	(146.0)	(149.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Amortization of phantom units	—	—	1.0	1.0
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
Other comprehensive income	2.2	—	—	2.2
Net loss attributable to partners	—	(5.2)	(254.9)	(260.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.6)	(0.6)
Amortization of phantom units	—	—	2.0	2.0
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	1.8	—	—	1.8
Net loss attributable to partners	—	(3.3)	(161.8)	(165.1)
Settlement of phantom units	—	—	6.7	6.7
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	5.7	5.7
Adjustment to ASC 480 redemption value	—	—	(11.1)	(11.1)
Balance at December 31, 2022	$(8.3)	$0.5	$(529.9)	$(537.7)
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating activities
Net loss	$(171.8)	$(260.1)	$(149.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	98.3	107.7	105.1
Amortization of turnaround costs	23.1	17.0	14.6
Non-cash interest expense	17.6	10.6	6.0
Debt extinguishment costs	41.4	0.5	—
Non-cash RINs expense	197.9	149.5	116.4
Unrealized (gain) loss on derivative instruments	45.9	24.4	(2.8)
Loss on impairment and disposal of assets	0.7	4.1	6.8
Equity based compensation	15.8	50.7	5.5
Lower of cost or market inventory adjustment	19.4	(44.7)	24.0
Other non-cash activities	2.2	2.4	(2.1)
Changes in assets and liabilities:
Accounts receivable	(15.0)	(91.4)	25.5
Inventories	(190.8)	(27.0)	14.0
Prepaid expenses and other current assets	(5.2)	(3.7)	0.6
Turnaround costs	(62.6)	(61.0)	(23.4)
Accounts payable	57.3	71.0	(38.1)
Accrued interest payable	8.4	(3.2)	(1.0)
Accrued salaries, wages and benefits	9.5	17.1	(12.5)
Other taxes payable	(2.1)	2.1	(2.3)
Other liabilities	10.6	(10.0)	(24.5)
Net cash provided by (used in) operating activities	100.6	(44.0)	62.8
Investing activities
Additions to property, plant and equipment	(536.2)	(82.9)	(44.0)
Acquisition of businesses, net of cash acquired	—	—	(3.3)
Proceeds from sale of property, plant and equipment	0.2	0.1	0.1
Net cash provided by discontinued operations	—	—	0.9
Net cash used in investing activities	(536.0)	(82.8)	(46.3)
Financing activities
Proceeds from borrowings — revolving credit facility	1,695.1	1,122.1	1,130.7
Repayments of borrowings — revolving credit facility	(1,591.1)	(1,230.1)	(1,022.7)
Proceeds from borrowings — senior notes	325.0	—	—
Repayments of borrowings — senior notes	(363.1)	(150.0)	—
Payments on finance lease obligations	(0.9)	(0.6)	(0.5)
Proceeds from inventory financing	2,166.0	1,046.7	756.1
Payments on inventory financing	(2,132.6)	(999.2)	(786.0)
Proceeds from sale of redeemable noncontrolling interest in subsidiary	250.0	—	—
Payments for issuance of Preferred Units	(4.4)	—	—
Proceeds from MRL Credit Facility	—	300.0	—
Repayments of borrowings — MRL Credit Facility	(347.3)	—	—
Proceeds from other financing obligations	372.9	70.0	31.4
Payments on other financing obligations	(15.6)	(7.6)	(33.4)
Debt issuance costs	(5.3)	(12.0)	(1.8)
Net cash provided by financing activities	348.7	139.3	73.8
Net increase (decrease) in cash, cash equivalents and restricted cash	(86.7)	12.5	90.3
Cash, cash equivalents and restricted cash at beginning of period	121.9	109.4	19.1
Cash, cash equivalents and restricted cash at end of period	$35.2	$121.9	$109.4
Cash and cash equivalents	$35.2	$38.1	$109.4
Restricted cash	$—	$83.8	$—
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$151.4	$142.9	$120.2
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$136.9	$51.4	$4.6
See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly-traded Delaware limited partnership listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2022, the Company had 79,189,583 limited partner common units and 1,616,114 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement, “IDRs”), while the remaining 98% is owned by limited partners.
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
The consolidated statement of operations for the year ended December 31, 2020 has been adjusted to reflect this change in accounting policy. The impact of the adjustment for the year ended December 31, 2020 was an increase of $111.0 million to cost of sales and a corresponding decrease to transportation expense in the consolidated statements of operations.
3. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements and related notes reflect the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.
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
Restricted cash as of December 31, 2021 represents cash that was legally restricted under the MRL Credit Facility, and it is presented as a non-current asset because it is only available for capital additions related to the renewable diesel project.

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
The activity in the allowance for credit losses was as follows (in millions):

	December 31,
	2022	2021	2020
Beginning balance	$2.0	$0.8	$0.9
Provision	(0.7)	1.2	(0.1)
Write-offs, net	—	—	—
Ending balance	$1.3	$2.0	$0.8
Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $99.9 million and $64.9 million higher than the carrying value of inventory as of December 31, 2022 and 2021, respectively.
On March 31, 2017, June 19, 2017 and November 2, 2022, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 8 — “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities, respectively.
Inventories consist of the following (in millions):

	December 31, 2022			December 31, 2021
	Titled Inventory	Supply & Offtake Agreements (1)	Total	Titled Inventory	Supply & Offtake Agreements (1)	Total
Raw materials	$99.6	$22.5	$122.1	$41.0	$19.9	$60.9
Work in process	62.5	95.7	158.2	52.5	28.5	81.0
Finished goods	137.3	80.4	217.7	121.1	63.6	184.7
	$299.4	$198.6	$498.0	$214.6	$112.0	$326.6

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 8 - “Inventory Financing Agreements” for further information.
Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs, resulting in a better matching of costs and revenues. For the years ended December 31, 2022 and December 31, 2021, the Company recorded decreases (exclusive of lower of cost or market (“LCM”) adjustments) of $12.8 million and $5.6 million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers. For the year ended December 31, 2020, the Company recorded an increase (exclusive of LCM adjustments) of $4.5 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the year ended December 31, 2022, the Company recorded an increase in cost of sales in the consolidated financial statements of operations of $19.4 million, substantially all of which was the result of declining market prices for renewable feedstocks at our Montana Renewables facility. During the year ended December 31, 2021, the Company recorded a decrease in cost of sales in the consolidated statements of operations of $44.7 million due to the sale of inventory previously adjusted through the LCM valuation. During the year ended December 31, 2020, the Company recorded an increase in cost of sales in the consolidated statements of operations of $24.0 million as a result of declining market prices.
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
Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2022	2021
Land	$8.9	$8.7
Buildings and improvements (10 to 40 years)	35.6	35.5
Machinery and equipment (10 to 20 years)	2,153.7	1,649.6
Furniture, fixtures and software (5 to 10 years)	48.7	47.9
Assets under finance leases (1 to 14 years) (1)	6.9	8.3
Construction-in-progress	222.5	116.3
	2,476.3	1,866.3
Less accumulated depreciation	(994.3)	(916.6)
	$1,482.0	$949.7

(1)Assets under finance leases consist of buildings and machinery and equipment. As of December 31, 2022 and 2021, finance lease assets are recorded net of accumulated amortization of $4.1 million and $4.1 million, respectively.
Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.
During 2022, 2021 and 2020, the Company incurred $194.5 million, $151.1 million and $126.3 million, respectively, of interest expense of which $18.6 million, $1.6 million and $0.4 million, respectively, was capitalized as a component of property, plant and equipment.
The Company periodically assesses its operations and legal requirements to determine if recognition of an asset retirement obligation is necessary. The Company has not recorded an asset retirement obligation as of December 31, 2022 or 2021 given the timing of any retirement and related costs are currently indeterminable.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $88.7 million, $95.9 million and $91.1 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $0.7 million, $0.7 million and $0.6 million for the years ended 2022, 2021 and 2020, respectively, related to the Company’s finance lease assets.
The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2022 and 2021, the Company had $43.5 million and $42.8 million, respectively, of capitalized software costs. As of December 31, 2022 and 2021, the Company had $41.4 million and $36.0 million, respectively, of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $5.4 million, $7.8 million and $7.4 million, respectively, of amortization expense on capitalized computer software.
Goodwill
Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. Please read Note 6 - “Goodwill and Other Intangible Assets” for more information. The Company assesses goodwill for impairment annually as of October 1st and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company assessed goodwill for impairment qualitatively and quantitatively for the year ended December 31, 2022 and qualitatively for the year ended December 31, 2021.
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
When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of the reporting unit, measuring the current value of the reporting unit by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, please read Note 6 — “Goodwill and Other Intangible Assets.”
Finite-Lived Intangible Assets
Finite-lived intangible assets consist of intangible assets associated with customer relationships, tradenames, trade secrets, patents and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using undiscounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the undiscounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, please read Note 6 — “Goodwill and Other Intangible Assets.”

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Noncurrent Assets
Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and the net carrying value of turnaround costs included in other noncurrent assets in the consolidated balance sheets were $119.7 million and $82.3 million as of December 31, 2022 and 2021, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $54.0 million and $41.5 million at December 31, 2022 and 2021, respectively.
Renewable Identification Numbers (“RINs”) Obligation
The Company’s RINs volume obligation (“RVO”) is an estimated provision for the future purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”). A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. and, as a producer of transportation fuels from petroleum, the Company is subject to those obligations. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished. To the extent the Company is unable to physically blend renewable fuels to satisfy the EPA requirement, it may purchase RINs in the open market to satisfy the annual obligations.
The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as both a current and long-term liability in the consolidated balance sheets. These liabilities are revalued at the end of each subsequent accounting period, which produce non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the consolidated statements of operations). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operations. The liabilities associated with the Company’s RVO are considered recurring fair value measurements. Please read Note 7 — “Commitments and Contingencies” for further information on the Company’s RVO.
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
During the years ended December 31, 2022 and 2021, the Company did not identify any impairment indicators that suggested the carrying values of its long-lived assets are not recoverable at the asset groups within the Specialty Products and Solutions, Montana/Renewables, Performance Brands and Corporate segments. As a result of the long-lived asset impairment assessment performed, no impairment charges were recorded for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, the Company recorded a loss of $5.1 million for the write-off of an other receivable for payments due from an unconsolidated affiliate, which is included in loss on impairment and disposal of assets in the consolidated statements of operations.
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
Unit-Based Compensation
For unit-based compensation equity awards granted, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The unit-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. For more information, please read Note 13 — “Unit-Based Compensation.”
Unit-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in equity units (“Liability Awards”). Liability Awards are recorded in accrued salaries, wages and benefits based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair value of the vested portions of the Liability Awards are recorded as increases or decreases to compensation expense. The Company recognizes forfeitures as they occur. Please read Note 13 — “Unit-Based Compensation” for more information on Liability Awards.
Advertising Expenses
The Company expenses advertising costs as incurred which totaled $9.1 million, $7.4 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.
Recently Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The result of the adoption of ASU 2016-13 was de-minimis and did not result in an adjustment to beginning partners’ capital (deficit). The allowance for credit losses for accounts receivable was $1.3 million and $2.0 million at December 31, 2022 and 2021, respectively.

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
Products
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products, as well as renewable diesel and renewable naphtha. At our Montana Renewables facility, we expect to have the future capability to process a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are, or are expected to be, distributed into renewable markets in the western half of North America. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of December 31, 2022 and 2021 was $245.7 million and $216.8 million, respectively.
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
5. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to seventeen years, some of which include options to extend the lease for up to 33 years, and some of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		December 31, 2022	December 31, 2021
Assets:	Classification:
Operating lease assets	Operating lease right-of-use assets	$107.5	$157.7
Finance lease assets	Property, plant and equipment, net (1)	2.8	4.2
Total leased assets		$110.3	$161.9
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$70.7	$65.1
Finance	Current portion of long-term debt	0.9	0.8
Non-current
Operating	Long-term operating lease liabilities	37.1	93.1
Finance	Long-term debt, less current portion	2.5	3.2
Total lease liabilities		$111.2	$162.2

(1)As of December 31, 2022 and 2021, finance lease assets are recorded net of accumulated amortization of $4.1 million and $4.1 million, respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,
Lease Costs:	Classification:	2022	2021	2020
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$75.4	$51.5	$46.2
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	8.2	7.8	8.6
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	19.2	13.8	1.9
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.7	0.7	0.6
Interest on lease liabilities	Interest expense	1.3	0.4	0.4
Total lease cost		$104.8	$74.2	$57.7

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
(2)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
Operating lease expense included in the consolidated statements of operations was $102.8 million, $73.1 million and $56.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid related to operating lease obligations approximated lease expense for 2022, 2021 and 2020, respectively.
As of December 31, 2022, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2023	$75.4	$1.1	$76.5
2024	16.6	1.1	17.7
2025	11.3	0.8	12.1
2026	4.7	0.7	5.4
2027	2.9	0.2	3.1
Thereafter	7.2	—	7.2
Total	$118.1	$3.9	$122.0
Less: Interest	10.3	0.5	10.8
Present value of lease liabilities	$107.8	$3.4	$111.2
Less obligations due within one year	70.7	0.9	71.6
Long-term lease obligations	$37.1	$2.5	$39.6

(1)As of December 31, 2022, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of December 31, 2022.
(2)As of December 31, 2022, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of December 31, 2022.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases for the periods presented were as follows:

Lease Term and Discount Rate:	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	2.7	3.1
Finance leases	3.9	4.8
Weighted-average discount rate:
Operating leases	6.9%	7.0%
Finance leases	7.1%	7.3%
6. Goodwill and Other Intangible Assets
For the years ended December 31, 2022 and 2021, the Company performed its annual goodwill assessment for each of the years then ended, and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value. Thus, no impairment charge for goodwill related to the Specialty Products and Solutions segment or Performance Brands segment was recorded in the consolidated statements of operations within asset impairment for the years ended December 31, 2022 and 2021, respectively. There is no goodwill within the reporting units for the Montana/Renewables segment or the Corporate segment.
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
Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty Products and Solutions	Performance Brands	Consolidated Total
Net balance as of December 31, 2020	$49.3	$123.7	$173.0
Additions	—	—	—
Impairment (1)	—	—	—
Net balance as of December 31, 2021	$49.3	$123.7	$173.0
Additions	—	—	—
Impairment (1)	—	—	—
Net balance as of December 31, 2022	$49.3	$123.7	$173.0

(1)    Total accumulated goodwill impairment as of December 31, 2022 and 2021, is $35.5 million.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following (in millions):

	Weighted Average Life (Years)	December 31, 2022		December 31, 2021
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	22	$181.8	$(153.6)	$181.8	$(147.4)
Tradenames	11	26.8	(23.7)	26.8	(22.3)
Trade secrets	13	52.9	(50.1)	52.9	(48.5)
Patents	12	1.6	(1.6)	1.6	(1.6)
Royalty agreements	20	6.1	(3.9)	6.1	(3.6)
	19	$269.2	$(232.9)	$269.2	$(223.4)
Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense of intangible assets of $9.5 million, $11.8 million and $14.3 million, respectively.
As of December 31, 2022, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Year	Amortization Amount
2023	$7.8
2024	$6.5
2025	$4.9
2026	$3.8
2027	$3.2
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
Renewable Identification Numbers Obligation and Litigation
The Renewable Fuel Standard (“RFS”) provision of the Clean Air Act allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements, and we have applied in respect of compliance years 2019, 2020, 2021 and 2022.
In September 2022, EPA finalized an alternative RIN retirement schedule for small refineries as set forth below:

Compliance Year	RINs Retirement Due Date
2019	Calumet carried forward its 2019 RVO into the 2020 compliance year as provided under the RFS. Calumet’s 2019 RVO is now due with the 2020 RVO.
2020
Under the Alt RIN Retirement schedule, five installments of 20% are due:
February 1, 2023
May 1, 2023
August 1, 2023
November 1, 2023
February 1, 2024

However, the Fifth Circuit has granted the Shreveport refinery’s motion to stay enforcement while the appeal is pending. A similar motion regarding the Montana refinery remains pending in the D.C. Circuit.

2021	March 31, 2023
2022	September 1, 2023
2018 RVO. In April 2022, EPA issued new decisions denying 36 petitions from small refineries seeking SREs for program year 2018 that had been remanded by the U.S. Court of Appeals for the D.C. Circuit to EPA. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the April 2022 denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or redeeming additional RINs. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit and filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA’s denials of both the Shreveport and Montana refineries’ petitions. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s appeal of the denial of the Montana refinery’s 2018 SRE petition for improper venue in favor of the D.C. Circuit appeal. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit; however the Fifth Circuit denied EPA’s motion and ordered the merits panel to consider both the merits of the appeal and the venue question raised by EPA. These 2018 RVO appeals have been consolidated with the 2019-2020 RVO appeals described below.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 pending petitions from small refineries seeking SREs for compliance years 2016 to 2021, including petitions submitted by the Company seeking exemptions for program years 2019 and 2020, based on an across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. In September 2022, EPA finalized an alternative RIN retirement schedule for small refineries as set forth above. The alternative RIN retirement schedule allows the use of RINs generated in post-2020 compliance years to meet the 2020 RFS obligations. The Company’s small refineries are eligible to use this alternative schedule. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit, and a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit. The Company again filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of the EPA’s denials. These appeals have been consolidated with the applicable program year 2018 appeals. Upon a motion made by EPA, the Ninth Circuit transferred the Company’s Montana appeal, which is now pending in the D.C. Circuit. The Fifth Circuit denied EPA’s request to dismiss or transfer the appeal, ruling that merits panel will also consider EPA’s argument that the Shreveport refinery appeals should be transferred to the D.C. Circuit. The Company filed motions in both appeals asking the circuit courts to stay the Company’s 2019 and 2020 RFS obligations while the merits appeals are pending. In January 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery, holding that the Company is likely to be successful on the merits of its appeal on the basis that EPA’s denial was an unlawful retroactive application of a new small refinery hardship standard. The motion for stay relating to the Montana refinery remains pending in the D.C. Circuit.
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
As of December 31, 2022 and 2021, the Company had a RINs Obligation recorded on the consolidated balance sheets of $476.8 million and $278.9 million, respectively. Please read Note 3 — “Summary of Significant Accounting Policies” for additional information.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Labor Matters
The Company has approximately 580 employees covered by various collective bargaining agreements, or approximately 38% of its total workforce of approximately 1,530 employees. These agreements have expiration dates of April 30, 2026, July 31, 2026, November 19, 2026, January 31, 2027, April 30, 2025, August 20, 2024 and December 12, 2024. The Company has no employees covered by a collective bargaining agreement that will expire in less than one year and does not expect any work stoppages.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2022 and 2021, the Company had outstanding standby letters of credit of $35.8 million and $32.7 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 9 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At December 31, 2022 and 2021, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million and $300.0 million, respectively, which may be increased with consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at December 31, 2022 and $600.0 million at December 31, 2021).
As of December 31, 2022 and 2021, the Company had availability to issue letters of credit of approximately $337.6 million and approximately $296.0 million, respectively, under its revolving credit facility.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Crude Oil Supply, Other Feedstocks and Finished Products
Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil, other feedstocks and finished products for resale from various suppliers based on current market prices at the time of delivery. The Company is currently purchasing a majority of its crude oil under month-to-month evergreen contracts or on a spot basis. Certain other feedstocks are purchased under various term supply agreements.
As of December 31, 2022, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2023 (1)	$722.4
2024	25.2
2025	25.2
2026	25.2
2027	6.9
Thereafter	—
Total	$804.9
(1)For the year ended December 31, 2022, the Company recorded a $13.0 million charge to cost of sales for expected future losses under firm purchase commitments.
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. The agreement is for seven years.
As of December 31, 2022, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment (1)
2023	$3.9
2024	4.0
2025	4.0
2026	4.0
2027	2.4
Thereafter	—
Total (1)	$18.3

(1)As of December 31, 2022, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
8. Inventory Financing Agreements
The Company is party to several agreements with Macquarie to support the operations of the Great Falls refinery, the Shreveport refinery and Montana Renewables (as amended, the “Supply and Offtake Agreements”). The Great Falls refinery and Shreveport refinery agreements have an expiration date of June 30, 2026. The Montana Renewables Supply and Offtake Agreement was amended on March 10, 2023 to change the expiration date to September 30, 2023.
The Supply and Offtake Agreements allow the Company to purchase crude oil, refined products and renewable feedstocks from Macquarie or one of its affiliates. Per the Supply and Offtake Agreements, Macquarie will provide up to 30,000 barrels per day of crude oil to the Great Falls refinery, 60,000 barrels per day of crude oil to the Shreveport refinery, and 15,000 barrels per day of renewable feedstocks to the Great Falls renewable fuels facility.

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
For the years ended December 31, 2022 and 2021, the Company incurred an expense of $30.6 million and $15.4 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s consolidated statements of operations. For the year ended December 31, 2020, the Company received a $1.1 million benefit for financing costs related to the Supply and Offtake Agreements, which is included in interest expense in the Company’s consolidated statements of operations.
The Company has provided cash collateral of $33.9 million related to the initial purchase of the Great Falls refinery, Shreveport refinery, and Great Falls renewable fuels facility inventory to cover credit risk for future crude oil and renewable diesel feedstock deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral is inventory). The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to the SOFR plus 3.25% per annum for Shreveport and both Great Falls facilities. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the consolidated statements of cash flows. As of December 31, 2022 and December 31, 2021, the Company had $36.0 million and $17.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie has advanced the Company an additional $5.0 million which remains outstanding as of December 31, 2022.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31, 2022	December 31, 2021
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due February 2028, weighted average interest rates of 4.7% and 2.4% for the years ended December 31, 2022 and 2021, respectively.	$104.0	$—
Borrowings under 2023 Notes, interest at a fixed rate of 7.75%, interest payments semiannually, borrowings due April 2023, effective interest rate of 8.3% for the years ended December 31, 2022 and December 31, 2021.	—	325.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the years ended December 31, 2022 and December 31, 2021.	200.0	200.0
Borrowings under 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the years ended December 31, 2022 and December 31, 2021.	513.5	550.0
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the year ended December 31, 2022.	325.0	—
MRL Credit Facility, interest payments quarterly, borrowings due November 2024, effective interest rate of 12.5% for the year ended December 31, 2021.	—	303.5
Shreveport terminal asset financing arrangement	58.2	64.3
MRL asset financing arrangements	370.1	—
Other	—	0.7
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	3.4	4.0
Less unamortized debt issuance costs (1)	(12.1)	(17.8)
Less unamortized discounts	(2.4)	(3.5)
Total debt	1,559.7	1,426.2
Less current portion of long-term debt	20.0	7.4
Total long-term debt	$1,539.7	$1,418.8

(1)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $22.3 million and $22.5 million at December 31, 2022 and 2021, respectively.
Senior Notes
8.125% Senior Notes due 2027 (the “2027 Notes”)
On January 20, 2022, the Company issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used, along with cash on hand, to fund the redemption of $325.0 million aggregate principal amount of its 2023 Senior Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022. In conjunction with the redemption of the 2023 Senior Notes, the Company recorded a loss from debt extinguishment of $1.0 million, which is reflected in loss from debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.
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
During the year ended December 31, 2022, the Company repurchased $36.5 million aggregate principal amount of its 2025 Notes at an average price of 104.3% of par value, plus accrued and unpaid interest thereon up to, but not including the respective transaction dates. In conjunction with the repurchases of the 2025 Notes during the year ended December 31, 2022, the Company recorded a loss from debt extinguishment of $2.1 million, which is reflected in loss from debt extinguishment in the consolidated statements of operations.
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
On February 11, 2022, the Company redeemed $325.0 million in aggregate principal amount of the 2023 Notes at a redemption price of par, plus accrued and unpaid interest. In conjunction with the redemption of the 2023 Senior Notes, the Company recorded a loss from debt extinguishment of $1.0 million, which is reflected in loss from debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
The 2024 Secured Notes, 2025 Notes and 2027 Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2022, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
MRL Asset Financing Arrangements
On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility. The transactions with Stonebriar described in this paragraph are referred to herein as the “MRL Asset Financing Arrangements.”
Third Amended and Restated Senior Secured Revolving Credit Facility
On January 20, 2022, the Company entered into the Third Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $500.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). In September 2019, the borrowing base was expanded by $99.6 million by adding the fixed assets of the Company’s Great Falls refinery as collateral under the Credit Agreement. The $99.6 million expansion amortizes to zero on a straight-line basis over ten quarters starting in the first quarter of 2020. In connection with the transfer of various assets at the Great Falls refinery to MRL on November 18, 2021, the remaining portion of this $99.6 million expansion was removed from the borrowing base.
The borrowing capacity at December 31, 2022, under the revolving credit facility was approximately $477.4 million. As of December 31, 2022, the Company had $104.0 million of outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $35.8 million, leaving approximately $337.6 million of unused capacity.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10.0% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2022, the Company was in compliance with all covenants under the revolving credit facility.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MRL Revolving Credit Agreement
On November 2, 2022 (the “Effective Date”), MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. As of December 31, 2022, there was no borrowing capacity under the MRL Revolving Credit Agreement. As of December 31, 2022, the Company had no outstanding borrowings under the MRL Revolving Credit Agreement.
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
On August 5, 2022, the Company repaid all borrowings outstanding under the MRL credit facility with a combination of proceeds from the issuance and sale of preferred units in MRHL and the Stonebriar Transactions (as defined herein). In conjunction with the redemption of the MRL credit facility, the Company recorded a loss from debt extinguishment of $38.3 million, which is reflected in loss from debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022. Please refer to Note 21 - “Redeemable Noncontrolling Interest” for additional information regarding the issuance and sale of preferred units in MRHL and Note 9 - “Long-Term Debt - MRL Asset Financing Arrangements” for additional information regarding the Stonebriar Transactions.
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2022. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of Long-Term Debt
As of December 31, 2022, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2023	$20.0
2024	222.2
2025	537.8
2026	26.8
2027	472.7
Thereafter	294.7
Total	$1,574.2

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

		December 31, 2022			December 31, 2021
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(38.0)	$—	$(38.0)	$(17.4)	$—	$(17.4)
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(50.6)	19.3	(31.3)	—	—	—
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	(15.8)	11.3	(4.5)	(10.5)	—	(10.5)
Total derivative instruments		$(104.4)	$30.6	$(73.8)	$(27.9)	$—	$(27.9)
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
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. The Company has entered into natural gas swaps, crack spread swaps and crude oil basis swaps that are not designated as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.
The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Realized Gain (Loss) Recognized in Loss on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Loss on Derivative Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2022	2021	2022	2021
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(20.6)	$(16.3)
Crack spread swaps	(35.0)	—	(31.3)	—
Crude oil swaps	(0.8)	—	—	—
Montana/Renewables segment:
Inventory financing obligation	—	—	6.0	(9.4)
WCS crude oil basis swaps	—	1.1	—	1.3
Total	$(35.8)	$1.1	$(45.9)	$(24.4)
Derivative Positions
At December 31, 2022, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2023	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	7,300,000	7,300,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2024	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	1,830,000	1,830,000	Barrels
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
Pension Assets
Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2022 and 2021, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Pension Plan investments	$26.4	$—	$—	$26.4	$34.5	$—	$—	$34.5
Total recurring assets at fair value	$26.4	$—	$—	$26.4	$34.5	$—	$—	$34.5
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(42.5)	$(42.5)	$—	$—	$(27.9)	$(27.9)
Crack spread swaps	—	—	(31.3)	(31.3)	—	—	—	—
Total derivative liabilities	$—	$—	$(73.8)	$(73.8)	$—	$—	$(27.9)	$(27.9)
RINs obligation	—	(476.8)	—	(476.8)	—	(278.9)	—	(278.9)
Precious metals obligations	(7.5)	—	—	(7.5)	(6.8)	—	—	(6.8)
Liability Awards	(52.9)	—	—	(52.9)	(63.1)	—	—	(63.1)
Total recurring liabilities at fair value	$(60.4)	$(476.8)	$(73.8)	$(611.0)	$(69.9)	$(278.9)	$(27.9)	$(376.7)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,
	2022	2021
Fair value at January 1,	$(27.9)	$(3.5)
Realized gain (loss) on derivative instruments	(35.8)	1.1
Unrealized loss on derivative instruments	(45.9)	(24.4)
Settlements	35.8	(1.1)
Fair value at December 31,	$(73.8)	$(27.9)
Total loss included in net loss attributable to changes in unrealized loss relating to financial assets and liabilities held as of December 31,	$(45.9)	$(24.4)
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
Debt
The estimated fair value of long-term debt at December 31, 2022 and 2021, consists primarily of senior notes. The estimated aggregate fair value of the Company’s 2023 Notes defined as Level 1 was based upon quoted market prices in an active market. The estimated fair value of the Company’s 2024 Secured Notes and 2025 and 2027 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL Credit Facility, MRL Revolving Credit Agreement, MRL asset financing arrangements, finance lease obligations and other obligations are classified as Level 3. Please read Note 9 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		December 31, 2022		December 31, 2021
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2023 Notes	1	$—	$—	$325.6	$322.3
2024 Secured Notes, 2025 Notes, and 2027 Notes	2	$1,045.2	$1,030.0	$815.3	$742.0
Revolving credit facility	3	$104.0	$100.9	$—	$(2.0)
MRL Credit Facility	3	$—	$—	$303.5	$296.2
MRL Revolving Credit Agreement	3	$—	$(0.6)	$—	$—
Shreveport terminal asset financing arrangement	3	$58.2	$57.2	$64.3	$63.0
MRL asset financing arrangements	3	$370.1	$368.8	$—	$—
Finance leases and other obligations	3	$3.4	$3.4	$4.7	$4.7
12. Partners’ Capital (Deficit)
Units Authorized
As of December 31, 2022 and 2021, the Company has 92,473,023 and 91,073,023 of common units authorized for issuance.
Units Outstanding
Of the 79,189,583 common units outstanding at December 31, 2022, 62,522,042 common units were held by the public, with the remaining 16,667,541 common units held by the Company’s affiliates (including members of the Company’s general partner and their families).
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
The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the credit agreement) then in effect, and (ii) $60.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability under the revolving credit facility falls below the greater of (a) 10.0% of the Borrowing Base (as defined in the credit agreement) then in effect, and (b) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the credit agreement) of at least 1.0 to 1.0. The indentures governing the Company’s various senior notes restrict the Company’s ability to make cash distributions. Under the indenture governing the 2024 Secured Notes and 2025 Senior Notes, the Company may pay distributions to its unitholders in an amount equal to available cash from operating surplus (as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indentures, if the Company’s fixed charge coverage ratio (as defined in the indentures) for the most recently ended four full fiscal quarters is not less than 3.0 to 1.0. If the Company’s fixed charge coverage ratio is less than 3.0 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to a $25.0 million basket, subject to certain customary adjustments described in the indentures. The indentures governing the 2027 Senior Notes reduces this minimum fixed charge coverage ratio to 2.5 to 1.0.
The Company’s distribution policy is as defined in its partnership agreement. In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders and the Company is not currently permitted to resume cash distributions pursuant to the terms of the indentures governing the Company’s outstanding senior notes. The board of directors of the Company’s general partner will continue to evaluate the Company’s ability to reinstate the quarterly cash distribution. The Company made no distributions to its partners for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the general partner was allocated no incentive distribution rights.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phantom Units
Non-employee directors and certain management level employees of the Company’s general partner have been granted phantom units under the terms of the LTIP as part of their respective compensation packages related to fiscal years 2022 and 2021. The phantom units granted to non-employee directors and employees related to fiscal years 2022 and 2021 have a three-year cliff vest on the third anniversary following the grant date. Although ownership of common units related to the vesting of such LTIP phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.
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
A summary of the Company’s non-vested phantom units as of December 31, 2022, and the changes during the years ended December 31, 2022 and 2021, are presented below:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	2,901,288	$5.21
Granted	3,210,041	2.87
Vested	(2,191,846)	3.11
Forfeited	(1,548,615)	4.28
Non-vested at December 31, 2020	2,370,868	$2.21
Granted	821,964	4.71
Vested	(1,002,338)	3.34
Forfeited	(61,933)	3.68
Non-vested at December 31, 2021	2,128,561	$2.31
Granted	931,926	15.02
Vested	(1,706,783)	5.61
Forfeited	(39,322)	6.62
Non-vested at December 31, 2022	1,314,382	$6.58
For the year ended December 31, 2022, compensation expense of $32.9 million was recognized in the consolidated statements of operations related to phantom unit grants. For the year ended December 31, 2021, compensation expense of $50.7 million was recognized in the consolidated statements of operations related to phantom unit grants. As of December 31, 2022, there was a total of $15.2 million of unrecognized compensation costs related to non-vested phantom unit grants, $14.4 million of which was attributable to Liability Awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The total fair value of phantom units vested during the years ended December 31, 2022 and 2021, was $26.1 million and $11.7 million, respectively.

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
The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2022	2021	2020
401(k) Plan matching contribution expense	$6.9	$5.9	$5.6
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
During 2022, the Company made an immaterial amount of contributions to its Pension Plan and expects to contribute less than $0.1 million to its Pension Plan in 2023.
The accumulated and projected benefit obligations for the Pension Plan were $31.2 million and $41.2 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the discount rate used to determine the benefit obligations was 5.19% and 2.72%, respectively, for the Penreco Pension Plan and 5.16% and 2.70%, respectively, for the Great Falls Pension Plan. For the years ended December 31, 2022 and 2021, the expected rate of return on plan assets for the Penreco Pension Plan and Great Falls Pension Plan was 4.50% and 4.50%, respectively. The fair value of plan assets was $26.4 million and $34.5 million as of December 31, 2022 and 2021, respectively. The estimated benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be less than $2.3 million in each of the next five years.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Accumulated Other Comprehensive Loss
The table below sets forth a summary of changes in accumulated other comprehensive loss by component for the years ended December 31, 2022 and 2021 (in millions):

	Defined Benefit Pension And Retiree Health Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$(12.3)	$(12.3)
Other comprehensive income before reclassifications	2.2	2.2
Net current period other comprehensive income	2.2	2.2
Accumulated other comprehensive loss at December 31, 2021	$(10.1)	$(10.1)
Other comprehensive income before reclassifications	1.8	1.8
Net current period other comprehensive income	1.8	1.8
Accumulated other comprehensive loss at December 31, 2022	$(8.3)	$(8.3)
16. Income Taxes
The Company, as a partnership, is generally not liable for federal and state income taxes on the earnings of Calumet Specialty Products Partners, L.P., its wholly-owned subsidiaries, and its majority owned subsidiaries. However, the Company conducts certain activities through immaterial, wholly-owned subsidiaries that are corporations, which in certain circumstances are subject to federal, state and local income taxes. Additionally, the Company is subject to franchise taxes in certain states. Income taxes on the earnings of the Company, with the exception of the above-mentioned taxes, are the responsibility of its partners, with earnings of the Company included in partners’ earnings.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized income tax expense of $3.4 million, $1.5 million, and $1.1 million, respectively.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.
17. Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Year Ended December 31,
	2022	2021	2020
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(171.8)	$(260.1)	$(149.0)
Net loss attributable to noncontrolling interest	(6.7)	—	—
Net loss attributable to limited partners	$(165.1)	$(260.1)	$(149.0)
Less:
General partner’s interest in net loss	(3.3)	(5.2)	(3.0)
Net loss available to limited partners	$(161.8)	$(254.9)	$(146.0)
Denominator for basic and diluted earnings per limited partner unit:
Weighted average limited partner units outstanding (1)	79,336,283	78,980,839	78,369,091
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(2.04)	$(3.23)	$(1.86)

(1)    Total diluted weighted average limited partner units outstanding excludes a de-minimus amount of potentially dilutive phantom units which would have been anti-dilutive for the years ended December 31, 2022, 2021, and 2020.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Transactions with Related Parties
During the years ended December 31, 2022, 2021, and 2020, the Company had product sales to related parties of $16.5 million, $19.9 million, and $16.4 million, respectively. Trade accounts and other receivables from related parties at December 31, 2022 and 2021 were $1.9 million and $3.1 million, respectively. The Company also had purchases from related parties during the years ended December 31, 2022, 2021, and 2020 of $11.7 million, $9.7 million, and $16.3 million, respectively. Accounts payable to related parties were $1.5 million and $2.3 million, at December 31, 2022 and 2021, respectively.
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
•Montana/Renewables. The Montana/Renewables segment is composed of our Great Falls specialty asphalt facility and our Great Falls renewable fuels facility, which was a dual-train energy transition project that commenced production in late 2022. When our Great Falls renewable fuels facility is fully operational, we will process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that we expect to distribute into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segment information is as follows (in millions):

Year Ended December 31, 2022	Specialty Products and Solutions (1) (2)	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$3,508.0	$303.4	$875.3	$—	$—	$4,686.7
Inter-segment sales	24.7	—	—	—	(24.7)	—
Total sales	$3,532.7	$303.4	$875.3	$—	$(24.7)	$4,686.7

Adjusted EBITDA	$379.0	$20.2	$75.8	$(85.4)	$—	$389.6
Reconciling items to net loss attributable to partners:
Depreciation and amortization	63.0	11.3	41.1	6.0	—	121.4
LCM / LIFO (gain) loss	(14.2)	(0.3)	21.1	—	—	6.6
Loss on impairment and disposal of assets	—	—	0.7	—	—	0.7
Interest expense	32.3	1.2	29.8	112.6	—	175.9
Debt extinguishment costs	—	—	38.3	3.1	—	41.4
Unrealized (gain) loss on derivatives	51.9	—	(6.0)	—	—	45.9
RINs mark-to-market loss	75.0	—	40.7	—	—	115.7
Other non-recurring expenses						15.6
Equity based compensation and other items						32.9
Income tax expense						3.4
Noncontrolling interest adjustments						(4.8)
Net loss attributable to partners						$(165.1)

Capital expenditures	$68.4	$2.0	$528.1	$0.3	$—	$598.8
PP&E, net	$382.4	$34.1	$1,062.7	$2.8	$—	$1,482.0

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2021	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$2,111.4	$252.9	$783.7	$—	$—	$3,148.0
Inter-segment sales	16.1	—	—	—	(16.1)	—
Total sales	$2,127.5	$252.9	$783.7	$—	$(16.1)	$3,148.0

Adjusted EBITDA	$104.6	$33.8	$44.4	$(72.5)	$—	$110.3
Reconciling items to net loss attributable to partners:
Depreciation and amortization	68.5	13.6	34.6	8.0	—	124.7
LCM / LIFO gain	(35.1)	(3.8)	(11.4)	—	—	(50.3)
Loss on impairment and disposal of assets	3.1	0.1	0.8	0.1	—	4.1
Interest expense	18.5	0.3	8.3	122.4	—	149.5
Unrealized loss on derivatives	16.3	—	8.1	—	—	24.4
RINs mark-to-market loss	40.9	—	16.8	—	—	57.7
Other non-recurring expenses						8.1
Equity-based compensation and other items						50.7
Income tax expense						1.5
Net loss attributable to partners						$(260.1)

Capital expenditures	$57.6	$3.3	$83.0	$—	$—	$143.9
PP&E, net	$375.5	$34.3	$531.3	$8.6	$—	$949.7

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2020	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$1,528.9	$234.1	$505.2	$—	$—	$2,268.2
Inter-segment sales	12.6	0.3	—	—	(12.9)	—
Total sales	$1,541.5	$234.4	$505.2	$—	$(12.9)	$2,268.2

Adjusted EBITDA	$151.0	$61.1	$71.4	$(66.2)	$—	$217.3
Reconciling items to net loss attributable to partners:
Depreciation and amortization	60.9	16.0	35.1	7.7	—	119.7
LCM / LIFO loss	23.5	1.5	3.5	—	—	28.5
Loss on impairment and disposal of assets	0.2	1.4	—	5.2	—	6.8
Interest expense	0.6	0.3	0.4	124.6	—	125.9
Unrealized gain on derivatives	(1.8)	—	(1.0)	—	—	(2.8)
RINs mark-to-market loss	53.7	—	22.1	—	—	75.8
Other non-recurring expenses						1.4
Equity-based compensation and other items						9.9
Income tax expense						1.1
Net loss attributable to partners						$(149.0)

Capital expenditures	$49.8	$1.7	$14.2	$1.7	$—	$67.4
PP&E, net	$406.0	$34.0	$463.2	$16.6	$—	$919.8

(1)For the year ended December 31, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $13.9 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a polar vortex that occurred in 2021 in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional transportation related expenses.
(2)For the year ended December 31, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $4.4 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s property damage insurance policy as a result of damages caused by a polar vortex that occurred in 2021.
Geographic Information
International sales accounted for less than ten percent of consolidated sales in each of the years ended December 31, 2022, 2021, and 2020 respectively.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information
The Company offers specialty, fuels, and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, high-performance branded specialty products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment (dollars in millions):

	Year Ended December 31,
	2022		2021		2020
Specialty Products and Solutions:
Lubricating oils	$913.7	19.5%	$658.7	20.9%	$473.5	20.9%
Solvents	434.9	9.3%	303.7	9.7%	236.2	10.4%
Waxes	189.3	4.0%	151.7	4.8%	129.1	5.7%
Fuels, asphalt and other by-products	1,970.1	42.0%	997.3	31.7%	690.1	30.4%
Total	$3,508.0	74.8%	$2,111.4	67.1%	$1,528.9	67.4%
Montana/Renewables:
Gasoline	$188.1	4.0%	$188.3	6.0%	$135.9	6.0%
Diesel	391.8	8.4%	324.9	10.3%	204.1	9.0%
Jet fuel	41.8	0.9%	27.5	0.9%	14.6	0.7%
Asphalt, heavy fuel oils and other	253.6	5.4%	243.0	7.7%	150.6	6.6%
Total	$875.3	18.7%	$783.7	24.9%	$505.2	22.3%

Performance Brands:	$303.4	6.5%	$252.9	8.0%	$234.1	10.3%

Consolidated sales	$4,686.7	100.0%	$3,148.0	100.0%	$2,268.2	100.0%
Major Customers
During the years ended December 31, 2022, 2021, and 2020 the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the years ended December 31, 2022, 2021, and 2020 the Company had two counterparties that supplied approximately 86.2%, 90.2%, and 82.9%, respectively, of its crude oil supply.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2022 and December 31, 2021, respectively, Montana Renewables Holdings and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following table sets forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of December 31, 2022 and December 31, 2021, respectively.

December 31, 2022	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$9.4	$25.8	$—	$35.2
Accounts receivable	$259.8	$8.2	$—	$268.0
Inventory	$370.1	$127.9	$—	$498.0
Prepaid expenses and other current assets	$13.2	$6.0	$—	$19.2
Property, plant and equipment, net	$760.7	$856.8	$(135.5)	$1,482.0
Operating lease right-of-use assets	$105.7	$1.8	$—	$107.5
Other noncurrent assets, net	$113.8	$8.8	$—	$122.6
Accounts payable	$307.6	$134.8	$—	$442.4
Accounts payable - Intercompany	$—	$130.8	$(130.8)	$—
Obligations under inventory financing agreements	$158.2	$63.6	$—	$221.8
Other current liabilities	$21.2	$13.1	$—	$34.3
Current portion of operating lease liabilities	$70.1	$0.6	$—	$70.7
Current portion of long-term debt	$8.2	$11.8	$—	$20.0
Long-term operating lease liabilities	$35.9	$1.2	$—	$37.1
Long-term debt	$1,183.3	$356.4	$—	$1,539.7
Redeemable noncontrolling interest	$—	$250.0	$—	$250.0
Partners’ capital (deficit)	$(461.7)	$(76.0)	$—	$(537.7)
Partners’ capital (deficit) - Intercompany	$—	$149.0	$(149.0)	$—

December 31, 2021	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Accounts receivable - Trade	$216.8	$—	$—	$216.8
Accounts receivable - Intercompany	$—	$6.9	$(6.9)	$—
Property, plant and equipment, net	$698.4	$390.3	$(139.0)	$949.7
Restricted cash	$—	$83.8	$—	$83.8
Accounts payable - Intercompany	$—	$43.1	$(43.1)	$—
Long-term debt	$1,122.6	$296.2	$—	$1,418.8
Partners’ capital (deficit)	$(379.7)	$(5.4)	$—	$(385.1)
Partners’ capital (deficit) - Intercompany	$—	$146.7	$(146.7)	$—
For the year ended December 31, 2022, the Company’s unrestricted subsidiaries had revenue of $65.9 million, cost of sales of $78.6 million, which was inclusive of depreciation expense of $15.0 million, selling, general and administrative expense of $2.0 million, interest expense of $32.8 million, debt extinguishment costs of $38.3 million, unrealized gain on derivative instruments of $11.3 million, other income of $0.4 million, and net loss attributable to noncontrolling interest of $6.7 million.
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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holders of the Preferred Units are entitled to receive a preferred return equal to the greater of (i) an internal rate of return, or IRR, as defined in the Second Amended and Restated Limited Liability Company Agreement of MRHL (the “Second A&R LLC Agreement”), equal to 8.0% and (ii) a multiple on invested capital, or MOIC (as defined in the Second A&R LLC Agreement), initially equal to 1.35 and increasing by 0.01 each anniversary of the Closing Date up to a maximum MOIC equal to 1.40 on or after the fifth anniversary of the Closing Date (the “Preferred Return”). Pursuant to the Second A&R LLC Agreement, MRHL is required to distribute all Available Cash (as defined in the Second A&R LLC Agreement), to the members of MRHL (the “Members”) in the following priority: (i) 37.5% to the holders of the Preferred Units and 62.5% to all other Members pro rata based on their Percentage Interests (as defined in the Second A&R LLC Agreement) until the holders of the Preferred Units receive the Preferred Return and (ii) thereafter, 100.0% to the Members pro rata based on their Percentage Interests. Additionally, pursuant to the Second A&R LLC Agreement the Company is required to make distributions to the Members sufficient to enable them to pay, on a quarterly basis, federal, state and local taxes arising from the allocations made to such members. Further, such distributions are determined by the Company and shall be made within thirty (30) days after the close of each applicable quarter. Any tax liability distributions shall be treated as an advance against, and shall reduce the amount of, the next distribution that the members would otherwise receive pursuant to the agreement.
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
The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the consolidated balance sheets due to the redemption features described above and included a balance of $250.0 million as of December 31, 2022. The Company recorded the Preferred Units at their issuance date fair value, net of issuance costs. We recorded an adjustment for the $6.7 million net loss attributable to noncontrolling interest and $4.4 million preferred unit issuance costs to accrete the carrying amount to redemption value as of December 31, 2022. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.
The following table shows the change in our redeemable noncontrolling interest in MRHL from initial measurement at August 5, 2022 to December 31, 2022.

December 31, 2022
Issuance of Preferred Units	$250.0
Net loss attributable to noncontrolling interest	(6.7)
Preferred unit issuance costs	(4.4)
Adjustment to ASC 480 redemption value	11.1
Balance at December 31, 2022	$250.0
22. Subsequent Events
As of March 8, 2023, the fair value of the Company’s derivative liabilities have decreased by approximately $13.8 million subsequent to December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”), and has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC
General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Calumet Specialty Products Partners, L.P. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated March 15, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 15, 2023

Item 9B. Other Information
Supply and Offtake Agreement Amendment
On March 10, 2023, Montana Renewables LLC entered into the Second Amendment to Supply and Offtake Agreement (“S&O Agreement Amendment”) with Macquarie Energy North America Trading Inc. to provide that such agreement will expire on September 30, 2023.
Change of Control Protection Plan
On March 13, 2023, the Board of Directors (the “Board”) of Calumet GP, LLC (the “General Partner”), the general partner of Calumet Specialty Products Partners, L.P. (the “Company”), adopted a Change of Control Protection Plan (the “Plan”), effective March 13, 2023. The Plan provides certain cash and other specified benefits to eligible employees of the General Partner whose employment is terminated in the event of a Qualifying Termination in connection with a Change of Control (each as defined in the Plan). The Plan is intended to be an “employee welfare benefit plan” within the meaning of Section 3(1) of ERISA and is maintained as an unfunded plan for the purpose of providing benefits to a select group of management or highly compensated employees.
The foregoing descriptions of the S&O Agreement Amendment and the Plan are qualified in its entirety by reference to the S&O Agreement Amendment and the Plan, a copy of each of which are attached hereto as Exhibits 10.48 and 10.49, respectively, and are incorporated by reference herein.

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
Pursuant to Section 5615 of the Nasdaq Stock Market, LLC Marketplace Rules (“Nasdaq Rules”), a listed limited partnership like us is not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, four of our general partner’s nine directors are “independent” as that term is defined in the Nasdaq Rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the Nasdaq Rules and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Daniel L. Sheets, John (“Jack”) G. Boss, and Karen A. Twitchell. The board of directors held eleven meetings during 2022.
The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.
Directors and Executive Officers
The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of March 15, 2023:

Name	Age	Position with Calumet GP, LLC
Stephen P. Mawer	58	Chairman of the Board
Todd Borgmann	40	Chief Executive Officer
Bruce A. Fleming	66	Executive Vice President — Montana Renewables & Corporate Development
Scott Obermeier	50	Executive Vice President — Specialties
Vincent Donargo	62	Executive Vice President — Chief Financial Officer
Gregory J. Morical	54	Vice President, General Counsel & Secretary
James S. Carter	73	Director
Daniel J. Sajkowski	63	Director
Amy M. Schumacher	51	Director
Daniel L. Sheets	65	Director
Paul C. Raymond III	57	Director
Jennifer G. Straumins	49	Director
John (“Jack”) G. Boss	63	Director
Karen A. Twitchell	67	Director
Each director’s biographical information set forth below includes the particular experience and qualifications that led the board of directors to conclude that the director is qualified to serve in such capacity.
Stephen P. Mawer has served as chairman of the board of our general partners since January 2023 and has served as a board member of our general partner since March 2016. From May 2022 until December 2022, Mr. Mawer served in the role of Executive Chairman of our general partner. From April 2020 until May 2022, Mr. Mawer served as the Chief Executive Officer of our general partner. He retired as president of Koch Supply & Trading in 2014 following a 27-year career in commodities trading, risk management and refining operations. While at Koch, Mr. Mawer led global commodities trading and served as a senior member of the Koch Industries management team. Mr. Mawer holds Bachelor’s and Master’s degrees in chemical engineering from the University of Cambridge, England. Currently, he serves as a member of the Board of Directors at Zenith

Energy Management, a midstream company, as well as chairman of ClimeCo Corporation, an environmental commodities development and management company. He previously served as a member of the advisory board of Heritage Environmental Services.
Mr. Mawer brings extensive knowledge of petroleum markets, refining economics, supply/marketing optimization, sustainability and renewable fuels, and risk management.
Todd Borgmann has served as Chief Executive Officer of our general partner since May 2022. From February 2021 until the appointment to his current position, Mr. Borgmann served as Executive Vice President — Chief Financial Officer of our general partner. Mr. Borgmann has over fourteen years of experience with Calumet, serving the Company across a diverse set of management roles. For the five years preceding his appointment to Executive Vice President — Chief Financial Officer, Mr. Borgmann served as Senior Vice President — Chief Financial Officer, Senior Vice President — Interim Chief Financial Officer, and Vice President of Supply & Trading, developing extensive knowledge of petroleum markets, refining operations and risk management. Mr. Borgmann has also served as Calumet’s Vice President of Business Development and Director of the Partnership’s White Oils and Petroleum sales. Mr. Borgmann earned a Bachelor of Science in Industrial Engineering from Purdue University and a Masters of Business Administration from the University of Notre Dame.
Bruce A. Fleming has served as Executive Vice President — Montana Renewables & Corporate Development of our general partner since February 2021. From March 2016 until the appointment to his current position, Mr. Fleming served as Executive Vice President — Strategy & Growth of our general partner. From 2004 until joining the Company, Mr. Fleming served as the vice president of mergers & acquisitions at Tesoro Corporation and as an officer of Tesoro Companies Inc. From 1997 through 2004, Mr. Fleming served as managing director of Hong Kong-based Orient Refining Ltd., and from 1981 through 1996 he held senior operations, business development and planning roles with Amoco Oil and Amoco Corporation where he was most recently vice president of China business development. Mr. Fleming earned a Ph.D. in chemical engineering from Princeton University and a B.S. in chemical engineering from the University of Delaware. He is a member of the Board of M&A Standards.
Scott Obermeier was named Executive Vice President — Specialties of our general partner in January 2023. Prior to the appointment to his current position, Mr. Obermeier served as Executive Vice President — Specialty Products & Solutions and Executive Vice President — Commercial. Mr. Obermeier has been a Vice President with the Company since November 2017 and has more than 20 years of experience in sales and marketing as well as general management roles focused on the specialty chemicals market. Prior to his work with Calumet, he spent 10 years with Univar Solutions Inc., most recently serving as vice president where he managed the global chemical distributor’s organic chemicals business. Mr. Obermeier is a graduate of the University of Northern Iowa, with a degree in chemistry marketing.
Vincent Donargo was named Executive Vice President — Chief Financial Officer of our general partner effective May 2022. From August 2020 until the appointment his current position, Mr. Donargo served as the Chief Accounting Officer of our general partner. Mr. Donargo also served as the Chief Financial Officer of Novus Capital Corporation, a special purpose acquisition corporation, from its inception in March 2020 through the closing of its initial business combination in January 2021. From December 2019 through March 2020, Mr. Donargo was providing financial advisory and consulting services to private clients. From May 2019 to December 2019, Mr. Donargo served as Executive Vice President and Chief Financial Officer of the Celadon Group Inc. From November 2017 to April 2019, he was Vice President and Chief Accounting Officer of the Celadon Group Inc., where he was brought in to assist with Celadon Group’s financial restructuring. The Celadon Group Inc. filed for Chapter 11 bankruptcy in December 2019. From August 2016 to November 2017, Mr. Donargo was Executive Vice President and Chief Financial Officer of Beaulieu Group LLC, a North American carpet and flooring manufacturing company, where he assisted the company with its financial restructuring process. The Beaulieu Group filed for Chapter 11 bankruptcy in July 2017. Prior to joining Beaulieu Group, Mr. Donargo held senior finance positions at several publicly traded companies, including Executive Vice President and Chief Financial Officer of Brightstar Corporation from April 2014 to August 2016 and Executive Vice President, Chief Financial Officer and Treasurer of Brightpoint, Inc. from September 2005 until it was acquired by Ingram Macro Inc. in November 2012. From 1998 to 2005, Mr. Donargo was the strategic business unit controller, director of finance and corporate controller of Aearo Company, a safety product manufacturing company. Mr. Donargo holds a BA in Accounting from Rutgers University.
Gregory J. Morical is the Vice President, General Counsel & Secretary of our general partner and has served as our General Counsel since April 2012. Prior to joining the Company, Mr. Morical served as the General Counsel of Dormir, Inc. and U.S. Biopsy, LLC, as an in-house counsel in other companies, as associate at Ice Miller LLP and as a judicial clerk for the U.S. Court of Appeals for the Seventh Circuit and the Supreme Court of Ohio. Mr. Morical has a J.D. from Indiana University School of Law-Bloomington and a B.A. in political science from DePauw University.

James S. Carter has served as a member of the board of directors of our general partner since January 2006. Mr. Carter worked in various operations, commercial and business analysis capacities at ExxonMobil including vice president of U.S. marketing and sales of fuels and specialty products, manager of U.S. refining and marketing planning and analysis, manager of U.S. distribution activities, analysis manager of ExxonMobil International, and advisor to ExxonMobil headquarters for European refining and marketing until his retirement in 2003. Mr. Carter was previously a board member of the Association of Audit Committee Members, Inc. He received his B.S. in mechanical engineering from Clemson University and his M.B.A. in finance and accounting from Tulane University.
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
Amy M. Schumacher has served as a member of the board of directors of our general partner since September 2014. Ms. Schumacher has been part of The Heritage Group family of businesses since 2003, working in various capacities and leading a variety of growth projects along the way. In 2008, Ms. Schumacher founded Monument Chemical and served as President and CEO for eight years. In 2016, Ms. Schumacher transitioned to President of The Heritage Group and was appointed Chief Executive Officer in 2020. From 1998 to 2003, Ms. Schumacher served as a consultant with Accenture. Ms. Schumacher received her B.S. in civil engineering from Purdue University and her M.S. in management from the Massachusetts Institute of Technology Sloan School. Ms. Schumacher currently serves as CEO and a trustee for The Heritage Group and sits on a number of private subsidiary boards. Ms. Schumacher is the daughter of Fred M. Fehsenfeld, Jr., the former chairman of the board of our general partner.
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
Mr. Raymond brings extensive specialty chemicals knowledge and strategic insights, and his impressive track record leading and growing similar businesses makes him a terrific asset and provides helpful insight to the Partnership's board of directors.
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
John (“Jack”) G. Boss has served as a member of the board of directors of our general partner since August 2022. Mr. Boss brings over 40 years of experience to the Board of Calumet. He currently serves on the Board of Directors of Cooper-Standard (NYSE: CPS), Wabash National (NYSE: WNC) and Libbey, Inc. Most recently, he was the President and Chief Executive Officer of Momentive Performance Materials, a specialty chemicals and materials business from 2014 until 2020. Prior to this role, Mr. Boss served in the role of President of Honeywell Safety Products from 2012 to 2014. Mr. Boss held various managerial roles within Honeywell’s Specialty and Chemicals businesses from 2003 through 2014. Prior to Honeywell, Mr. Boss served as Vice President at Great Lakes Chemical Corporation. Mr. Boss holds a B.S. in Mechanical Engineering from West Virginia University and an MBA from Rutgers University.
Karen A. Twitchell has served as a member of the board of directors of our general partner since August 2022. Ms. Twitchell brings more than a dozen years of Board experience and 30 years of executive experience to the Board of Calumet. Ms. Twitchell was Chair of the Board of Trecora Resources (NYSE: TREC), a petrochemical and specialty wax manufacturer, until the sale of the company in June 2022. In addition, she serves on the Board of Kraton Corp and HMTX Industries. Previously, she served on KMG Chemicals’ (NYSE: KMG) Board. From 2010 to 2013, Ms. Twitchell was Executive Vice President and Chief Financial Officer of Landmark Aviation, a private equity-backed fixed base operator for the aviation industry. Prior to 2010, Ms. Twitchell was Vice President and Treasurer of LyondellBasell Industries/Lyondell Chemical Company. Ms. Twitchell has also held senior management positions in the aluminum and cement manufacturing industries. Ms. Twitchell has a B.A. in Economics from Wellesley College and an MBA degree from Harvard Business School.
Board of Directors Committees
Conflicts Committee
Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be owners, officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The three independent board members who serve on the conflicts committee are Messrs. James S. Carter, Daniel L. Sheets, and Ms. Karen A. Twitchell. Ms. Twitchell serves as the chair of the conflicts committee. The conflicts committee held no meetings during 2022.
Compensation Committee
The board of directors of our general partner also has a compensation committee which, among other responsibilities, has overall responsibility for evaluating and either approving or recommending to the board of directors the director, chief executive officer and senior executive compensation plans, policies and programs of the Company. Nasdaq does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Mr. Daniel L. Sheets, Ms. Amy M. Schumacher, and Ms. Karen A. Twitchell serve as members of our compensation committee. Mr. Sheets serves as the chair of the compensation committee. Ms. Schumacher is not an independent member of the compensation committee. The compensation committee held five meetings during 2022.
The board of directors has adopted a written charter for the compensation committee which defines the scope of the committee’s authority. The committee may form and delegate some or all its authority to subcommittees comprised of committee members when it deems appropriate. The committee is responsible for reviewing and recommending to the board of directors for its approval the annual salary and other compensation components for the chief executive officer. The committee reviews and makes recommendations to the board of directors for its approval of any of the Company’s equity compensation-based plans, including the Long-Term Incentive Plan, or any cash bonus or incentive compensation plans or programs. Also, the committee reviews and approves all annual salary and other compensation arrangements and components for the senior executives of the Company. Further, the compensation committee periodically reviews and makes a recommendation to the board of directors for changes in the compensation of all directors. The committee has the authority to retain or terminate any compensation consultant that assists it in the evaluation of director and senior executive compensation and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The committee did not engage a compensation consultant for the 2022 year.

Audit and Finance Committee
The board of directors of our general partner has an audit and finance committee comprised of four directors, Messrs. James S. Carter, Daniel L. Sheets, John (“Jack”) G. Boss, and Ms. Karen A. Twitchell, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by Nasdaq and the SEC. In addition, the board of directors of our general partner has determined that Mr. Carter is an “audit committee financial expert” as defined by the SEC. Mr. Carter serves as the chair of the audit and finance committee. The audit and finance committee held five meetings during 2022.
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
Risk Committee
The board of directors of our general partner has established a risk committee which, among other responsibilities, oversees the Company’s risk assessment practices. Messrs. Daniel J. Sajkowski, Paul C. Raymond III, Stephen P. Mawer, and Ms. Jennifer G. Straumins serve as members of our risk committee. Mr. Sajkowski serves as the chair of the risk committee. The board of directors has adopted a written charter for the risk committee which defines the scope of the committee’s authority. The risk committee held four meetings during 2022.
Strategy and Growth Committee
The board of directors of our general partner has established a strategy and growth committee which, among other responsibilities, oversees our (i) long-term strategy, (ii) risks and opportunities relating to such strategy, (iii) strategic decisions regarding investments, mergers, acquisitions and divestitures, (iv) capitalization, (v) ownership structure and (vi) distribution policy. Messrs. Paul C. Raymond III, Stephen P. Mawer, John (“Jack”) G. Boss, and Ms. Jennifer G. Straumins serve as members of the strategy and growth committee. Mr. Raymond serves as the chair of the strategy and growth committee. The board of directors has adopted a written charter for the strategy and growth committee which defines the scope of the committee’s authority. The strategy and growth committee held five meetings during 2022.
Leadership and Talent Development Committee
The board of directors of our general partner has established a leadership and talent development committee which, among other responsibilities, monitors our strategic, long-term, and sustainable approach to talent and development issues relating to people. Messrs. Daniel J. Sajkowski, Daniel L. Sheets, John (“Jack”) G. Boss, and Ms. Amy M. Schumacher serve as members of our leadership and talent development committee. Mr. Boss serves as the chair of the leadership and talent development committee. The board of directors has adopted a written charter for the leadership and talent development committee which defines the scope of the committee’s authority. The leadership and talent development committee held four meetings during 2022.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2022, Calumet’s directors and executive officers filed all reports required by Section 16(a).

Item 11. Executive and Director Compensation
COMPENSATION DISCUSSION & ANALYSIS
This Compensation Discussion & Analysis describes the rationale and policies for compensation of the following individuals, who are our named executive officers for the 2022 fiscal year:

Name	Title
Stephen P. Mawer	Chairman of the Board (1)
Todd Borgmann	Chief Executive Officer (1)
Vincent Donargo	Executive Vice President — Chief Financial Officer (1)
Bruce A. Fleming	Executive Vice President — Montana Renewables & Corporate Development
Scott Obermeier	Executive Vice President — Specialties (2)
Gregory J. Morical	Vice President, General Counsel & Secretary

(1)Effective May 1, 2022, Mr. Borgmann succeeded Mr. Mawer as the Company’s Chief Executive Officer and Mr. Donargo succeeded Mr. Borgmann as Executive Vice President — Chief Financial Officer of the Company. Effective January 1, 2023, Mr. Mawer transitioned from Executive Chairman to non-executive Chairman of Board of Directors of our general partner.
(2)Effective January 1, 2023, Mr. Obermeier transitioned from Executive Vice President — Specialty Products & Solutions to Executive Vice President — Specialties.
Overview
The compensation committee of the board of directors of our general partner oversees our compensation programs. Our general partner maintains compensation and benefits programs designed to allow us to attract, motivate and retain the best possible employees, including executive compensation programs designed to reward the achievement of both short-term and long-term goals necessary to promote growth and generate positive unitholder returns. Our executive compensation programs are based on a pay-for-performance philosophy. They include both long-term compensation under the Calumet GP, LLC Amended and Restated Long-Term Incentive Plan (the “LTIP”) and short-term compensation, which, together with base salary and employee benefits, provide a total compensation package intended to be competitive with the companies with which we compete for executive talent.
Under their collective authority, the compensation committee and the board of directors maintain the right to develop and modify compensation programs and policies as they deem appropriate. Factors they may consider in making decisions to materially increase or decrease compensation include our overall financial performance, our growth over time, changes in the complexity of our business operations as well as individual executive job scope, complexity and performance, and changes in competitive compensation practices in our labor markets. In determining any forms of compensation other than the base salary for the senior executives, or in the case of the chief executive officer, the recommendation to the board of directors of the forms of compensation for the chief executive officer, the compensation committee considers our financial performance and relative unitholder return, the value of similar incentive awards to senior executives at comparable companies and the awards granted to senior executives in past years.

Objectives of Compensation Programs
Our executive compensation programs are designed with the following primary objectives:
•reward strong individual performance that drives our positive financial results and enterprise value;
•make incentive compensation a significant portion of an executive’s total compensation, designed to balance short-term and long-term performance;
•align the interests of our executives with those of our unitholders; and
•attract, develop and retain executives with a compensation structure that is competitive with other publicly-traded company’s of similar size.
Our primary business objectives are to generate cash flows, reduce debt leverage and grow our business. As a result, Adjusted EBITDA is the primary measurement of performance taken into account in making compensation decisions, as we believe this represents the most comprehensive measurement of our ability to generate cash flows and recognizes the integrated and collaborative effort required by the full executive team to maximize performance. As such, both short-term and long-term compensation is earned or awarded based on Adjusted EBITDA performance, as well as achievement of individual performance objectives. Adjusted EBITDA is a non-GAAP measure that we define, consistent with the terms of our Credit Agreement and senior notes indentures. The most directly comparable GAAP performance measure for Adjusted EBITDA is Net loss. Please read Part II, Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures.”
Executive Officer Transitions
On May 1, 2022, (the “Transition Date”), as part of the Company’s planned executive transition, Mr. Mawer transitioned to Executive Chairman of the Company, and Mr. Borgmann was appointed to succeed him as the Company’s Chief Executive Officer. Additionally, Mr. Donargo was appointed Executive Vice President — Chief Financial Officer of the Company to succeed Mr. Borgmann. We entered into promotion letters with each of these executives in connection with the transition which provided for changes to each executive’s base salary, target bonus and target compensation under the LTIP effective as of the Transition Date, as described below.

	Stephen P. Mawer	Todd Borgmann	Vincent Donargo
Base Salary	$300,000	$650,000	$400,000
Target Bonus	80% of base salary	150% of base salary	100% of base salary
Target LTIP Award	60% of base salary	100% of base salary	80% of base salary
On January 1, 2023, Mr. Mawer transitioned from Executive Chairman to non-executive Chairman of the board of directors of our general partner. In connection with this transition, and as a result of Mr. Borgmann’s increased responsibilities, Mr. Borgmann’s base salary was further increased to $735,000 and his target LTIP award was further increased to 150% of base salary.
Process for Determining Compensation
Role of Compensation Committee
The compensation committee of our board of directors of our general partner has primary responsibility for overseeing our executive compensation program. In general, the compensation committee recommends to the board of directors the compensation of our chief executive officer and approves the compensation of the other named executive officers. Although the compensation committee has the authority to engage a compensation consultant, it did not engage a compensation consultant during 2022.
Review of Named Executive Officer Performance
In making determinations regarding the compensation elements for each named executive officer, the compensation committee considers the scope of responsibilities and experience and balances these against competitive salary levels and other components of the compensation. The compensation committee has the opportunity to meet with the named executive officers and does so at their own discretion at various times during the year, which allows the compensation committee to form its own assessment of each individual’s performance.
Role of Management
In conjunction with the Vice President — Human Resources of the Company, the Chief Executive Officer (“CEO”) evaluates the performance of other named executive officers, as well as other members of management in the Company, against individual and business objectives. Based on the outcomes, the CEO makes recommendations to the compensation committee in regard to compensation for both named executive officers and other members of management of the Company.

Elements of Executive Compensation
The total compensation and benefits program for our named executive officers consists of the following elements:
•base salary
•short-term cash awards under an annual incentive plan
•long-term incentive compensation, including unit-based awards under the LTIP
•deferred compensation, retirement, health and welfare benefits
•limited perquisites
These elements are designed to constitute an integrated executive compensation structure meant to incentivize a high level of individual executive officer performance in line with our financial and operating goals.
Base Salary
Base salaries provide executives with a base level of income as consideration for fulfillment of the roles and responsibilities of their positions. The base salary levels are intended to assist in attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, changes in the base salary levels for our executive officers are reviewed on an annual basis by the compensation committee and are effective at the beginning of the following fiscal year. In addition to the base salary changes made in connection with our executive officer transitions on the Transition Date, Mr. Donargo, Mr. Fleming, Mr. Obermeier, and Mr. Morical received annual merit increases on January 1, 2022. The table below sets forth each named executive officer’s base salary as of the end of the 2021 and 2022 fiscal years:

Name	Base Salary as of 12/31/2021	Base Salary as of 12/31/2022
Stephen P. Mawer	$725,000	$300,000
Todd Borgmann	$334,100	$650,000
Vincent Donargo	$330,525	$400,000
Bruce A. Fleming	$431,197	$447,022
Scott Obermeier	$342,990	$391,664
Gregory J. Morical	$297,026	$332,721
Short-Term Cash Bonus Awards
We provide short-term cash bonus awards to named executive officers under our annual cash incentive plan (the “Cash Incentive Plan”). These awards are designed to incentivize executives in meeting financial performance, operational, and strategic objectives on an annual basis.
The compensation committee determines each named executive officer’s target cash bonus award at the beginning of the year, expressed as a percentage of each named executive officer’s base salary actually earned. The following table sets forth each named executive officer’s minimum, target and stretch cash bonus awards for 2022 all as a percentage of each named executive officer’s base salary, which for Messrs. Mawer, Borgmann and Donargo reflect the levels in effect prior to the Transition Date for one-third of the year and the levels in effect after the Transition Date for the remainder of the year.

Name	Minimum	Target	Stretch
Stephen P. Mawer	60%	115%	175%
Todd Borgmann	75%	150%	225%
Vincent Donargo	50%	100%	200%
Bruce A. Fleming	75%	150%	225%
Scott Obermeier	50%	100%	150%
Gregory J. Morical	40%	80%	120%
Adjusted EBITDA
As in prior years, funding of our cash bonus awards for the 2022 fiscal year were based on the achievement of Adjusted EBITDA performance targets. As described above, Adjusted EBITDA represents the most comprehensive measurement of our ability to generate cash flows and grow our business, and as a result, the compensation committee believes that Adjusted EBITDA establishes a direct link between executive compensation and our financial performance. At the recommendation of the compensation committee, the board of directors approved the minimum, target and stretch levels of Adjusted EBITDA for 2022 based on budgets prepared by management after consideration of the specific circumstances we expected to face during

2022. No cash bonus awards for 2022 would be paid if Adjusted EBITDA falls below the minimum performance level established by the board of directors, and performance between the minimum and target levels or between the target and stretch levels would result in an interpolated payout. The table below sets forth the minimum, target and stretch levels of Adjusted EBITDA for 2022 under our short-term cash bonus program as well as our actual Adjusted EBITDA results. Adjusted EBITDA is defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures.”

	Minimum	Target	Stretch	Actual
Adjusted EBITDA (in millions)	$150.0	$200.0	$275.0	$389.6
Individual Performance Objectives
Although Mr. Mawer’s cash bonus award for 2022 was based solely on Adjusted EBITDA performance, the cash bonus awards for the other named executive officers were based on achievement of Adjusted EBITDA performance and achievement of operational, strategic, and individual performance goals. Individual performance objectives for Mr. Borgmann were determined by the board of directors while the individual performance objectives for Messrs. Donargo, Fleming, Obermeier and Morical were recommended by the chief executive officer and approved by the compensation committee. Individual performance and objectives are specific to each officer position and are set at the beginning of the fiscal year.
Criteria used to measure an individual’s performance may include assessment of objective criteria (e.g., execution of projects, improving profitability, or timely completing an acquisition or divestiture) as well as qualitative factors such as the executive’s ability to lead, ability to communicate, and successful adherence to our stated values (i.e., commitment to safety, commitment to integrity, respect, commitment to excellence, innovation, entrepreneurship and collaboration). There are no specific weights assigned to these various elements of performance.
2022 Approved Cash Bonus Awards
In consideration of the above Adjusted EBITDA and individual performance, the compensation committee recommended and board of directors approved the following cash bonus awards for the 2022 fiscal year.

Name	2022 Bonus
Stephen P. Mawer	$783,750
Todd Borgmann	$1,279,334
Vincent Donargo	$608,764
Bruce A. Fleming	$1,005,800
Scott Obermeier	$610,830
Gregory J. Morical	$399,265
Long-Term Unit-Based Awards
2022 LTI Awards
In fiscal year 2022, the compensation committee established a minimum, target and stretch long-term incentive (LTI) award opportunity for each named executive officer, expressed as a percentage of each named executive officer’s base salary as of the end of the fiscal year. The following table sets forth each named executive officer’s minimum, target and stretch LTI awards for 2022 all as a percentage of each named executive officer’s base salary.

	Minimum	Target	Stretch
Stephen P. Mawer	30%	60%	90%
Todd Borgmann	50%	100%	150%
Vincent Donargo	40%	80%	120%
Bruce A. Fleming	30%	60%	90%
Scott Obermeier	40%	80%	120%
Gregory J. Morical	30%	60%	90%

Our 2022 LTI award program provided each named executive officer with the opportunity to receive a grant of phantom units based on our Adjusted EBITDA performance and, for the named executive officers other than Mr. Mawer, individual performance objectives, consistent with the terms applicable to our 2022 cash bonus awards described above. The dollar amount earned under the 2022 LTI award program based on performance is converted into a number of phantom units based on the closing price of our common units on the date the phantom units are issued. The phantom units are granted under the LTIP and vest on the third anniversary of the date of grant. Following vesting, the phantom units are settled in common units (or cash equivalent). Because of the three-year cliff vesting, we believe phantom units establish a direct link between executive compensation and the interests of our unitholders, serve as a strong retention incentive and reinforces unit ownership levels among our executives.
The table below sets forth the dollar value earned under the 2022 LTI program and the resulting number of phantom units granted on February 21, 2023 based on our 2022 performance.

Name	2022 LTI Award Earned	Number of Phantom Units Granted
Stephen P. Mawer	$542,500	27,806
Todd Borgmann	$975,000	49,974
Vincent Donargo	$480,000	24,603
Bruce A. Fleming	$402,320	20,621
Scott Obermeier	$470,000	24,090
Gregory J. Morical	$299,500	15,348
2022 Strategic Repositioning Grants
In February 2022, the board of directors of our general partner approved grants of phantom units to certain of our named executive officers as an incentive to successfully complete the MRL project. Messrs. Mawer and Borgmann each received 83,333 phantom units, Mr. Fleming received 133,333 phantom units, and Mr. Morical received 33,333 phantom units, each of which vest in full on the third anniversary of the date of grant.
Other Elements of Compensation
Health and Welfare Benefits
We offer a variety of health and welfare benefits to all eligible employees of our general partner. These benefits are consistent with the types of benefits provided by our peer group and are provided to maintain a competitive position in terms of attracting and retaining executive officers and other employees. In addition, the health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. The executive officers generally are eligible for the same benefit programs on the same basis as the rest of our employees. Our U.S. health and welfare programs include medical, pharmacy, dental, life and accidental death and dismemberment insurance coverages.
In addition, all U.S.-based employees working over 30 hours per week are eligible for long-term disability coverage. In addition to the long-term disability coverage provided to all eligible employees, we provide our executive officers with a compensation allowance, which is grossed up for the payment of taxes, to allow them to purchase additional long-term disability coverage on an after-tax basis at no net cost to them. As structured, these combined long-term disability benefits will pay 60% of monthly earnings, as defined by the policy, up to a maximum of $15,000 per month during a period of continuing disability up to normal retirement age, as defined by the policy.
Retirement Benefits
We provide the Calumet GP, LLC Retirement Savings Plan (the “401(k) Plan”) to assist our U.S.-based eligible officers and employees in saving for their retirement. Our executive officers participate in the same retirement savings plan as other eligible employees. We match 100% of each 1% of eligible compensation contributed by the participant up to 4% and 50% of each additional 1% of eligible compensation contributed up to 6%, for a maximum contribution by us of 5% of eligible compensation contributed per participant.

Perquisites
We provide our named executive officers with limited perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation programs and philosophy. These benefits are provided to enable us to attract and retain these executives. Decisions made with respect to this compensation element do not significantly factor into or affect decisions made with respect to other compensation elements.
Each executive officer is provided with all, or certain of, the following benefits as a supplement to their other compensation:
•Executive Physical Program: We generally pay for a complete and professional annual personal physical exam for each named executive officer appropriate for their age to improve their health and productivity.
•Spousal and Family Travel: On an occasional basis, we pay expenses related to travel of the spouses or certain family members of our executive officers in order to accompany the executive officer to business-related events. For the year ended December 31, 2022, we paid no expenses related to travel for family members of our executive officers.
The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate.
Other Compensation Related Matters
Clawback Policy
The LTIP includes provisions that address the potential need to recover awards granted under that plan. To the extent that applicable laws or listing standards would require it, or otherwise as determined appropriate by us, all awards granted under the LTIP shall be subject to clawback, forfeiture, repurchase or recoupment, as appropriate. We intend to adopt a clawback policy compliant with the Nasdaq listing standards implementing Exchange Act Rule 10D-1 upon or prior to the effectiveness of such standards.
Executive Ownership of Units
While we have not adopted any security ownership requirements or policies for our executives, our executive compensation programs foster the enhancement of executives’ equity ownership through long-term unit-based awards under the LTIP. For a listing of security ownership by our named executive officers, please read Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.” The board of directors of our general partner has adopted the Insider Trading Policy of Calumet GP, LLC and Calumet Specialty Products Partners, L.P. (the “Insider Trading Policy”), which provides guidelines to employees, officers and directors with respect to transactions in our securities. Pursuant to Calumet’s Insider Trading Policy, all executive officers and directors must confer with our general counsel before effecting any put or call options for our securities or purchase or sale of common units. Further, the Insider Trading Policy states that we strongly discourage any put or call options transactions by officers, directors and all other employees and consultants. The Insider Trading Policy is available on our website at www.calumetspecialty.com or a copy will be provided at no cost to unitholders upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana, 46214.
Employment Agreements
As of December 31, 2022, there were no active employment agreements between our general partner and any of our executive officers. We provide offer letters to newly hired or promoted employees that set forth the general terms of their employment with us as of the offer letter date, but, with the exception of Mr. Obermeier’s promotion letter, those letters do not provide for severance, change in control or other post-termination benefits. Mr. Obermeier’s promotion letter sets forth the general terms of his employment with us as of the offer date and provides that, in the event he is terminated without cause within 24 months following a Change in Control, he shall receive 200% of the sum of his base salary and target bonus, in each case in effect as of the termination date and, contingent upon him signing the Company’s standard severance and release agreement. Mr. Obermeier’s promotion letter does not provide for severance or other post-termination benefits.
Risk Considerations in our Overall Compensation Program
Our compensation policies and practices are designed to provide rewards for achieving financial, operational, and strategic objectives that will support the growth and profitability of our business. Currently, our incentive compensation programs are based on performance, at the Company level, relative to goals we set for Adjusted EBITDA. In our assessment of risk related to such use of a single financial performance metric, we considered the relative difficulty for any employee to engage in an undue amount of risk-taking activity with a result that would be reasonably likely to have a material adverse effect on us due to the breadth and scope of activities, both operational and financial, across that organization that are captured in the calculation of Adjusted EBITDA. Also, we considered the current approval controls that exist to mitigate against excessive risk-taking that might impact Adjusted EBITDA and, in turn, our compensation programs. For example, we have specific approval policies related to the entry into derivative instruments, material commercial agreements and material capital expenditures. In addition, our full board of directors, including its various committees, regularly assesses our key risk areas to monitor the impacts of such risks on our financial performance. Further, we considered the design of our incentive compensation programs, noting that the inclusion of both short-term cash incentive awards and long-term unit awards further align the interest our employees and our unitholders. As a result of these considerations, we have concluded that the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.
2022 Summary Compensation Table
The following table sets forth the annual compensation earned by or granted to our named executive officers for the fiscal years ended December 31, 2022, 2021 and 2020. Mr. Borgmann was not a named executive officer for 2020 and neither Mr. Donargo nor Mr. Morical were named executive officers prior to 2022.

	Summary Compensation Table for 2022
Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Stephen P. Mawer Executive Chairman	2022	$441,667	$—	$1,763,328	$783,750	$211,990	$3,200,735
	2021	$725,000	$543,750	$1,540,622	$—	$16,564	$2,825,936
	2020	$543,750	$—	$61,270	$—	$70,019	$675,039
Todd Borgmann Chief Executive Officer	2022	$568,593	$—	$2,195,828	$1,279,334	$21,434	$4,065,189
	2021	$334,100	$250,575	$548,528	$—	$19,897	$1,153,100
Vincent Donargo Executive Vice President - Chief Financial Officer	2022	$380,478	$—	$480,000	$608,764	$120,087	$1,589,329
Bruce A. Fleming Executive Vice President - Montana Renewables & Corporate Strategy	2022	$447,022	$—	$2,355,648	$1,005,800	$25,652	$3,834,122
	2021	$431,197	$323,498	$708,911	$—	$19,830	$1,483,436
	2020	$422,742	$—	$—	$—	$19,553	$442,295
Scott Obermeier Executive Vice President - Specialties	2022	$397,220	$—	$470,000	$610,830	$22,616	$1,500,666
	2021	$342,990	$257,243	$562,926	$—	$11,724	$1,174,883
	2020	$333,000	$100,000	$1,120,126	$—	$11,980	$1,565,106
Gregory J. Morical Vice President, General Counsel & Secretary	2022	$332,721	$—	$787,828	$399,265	$33,342	$1,553,156

(1)The amounts reported as unit awards for the 2021 fiscal year have been adjusted from the prior year to include the aggregate grant date fair value of certain phantom unit awards that were granted to our named executive officers on February 22, 2022 related to fiscal year 2021 performance, as follows: (i) 86,604 phantom units granted to Mr. Mawer, (ii) 30,787 phantom units granted to Mr. Borgmann, (iii) 9,024 phantom units granted to Mr. Donargo, (iv) 39,733 phantom units granted to Mr. Fleming, (v) 31,606 phantom units granted to Mr. Obermeier, and (vi) 22,301 phantom units granted to Mr. Morical. Under SEC rules the grant date fair value, calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures, of these phantom units is reflected in this column for 2021. Amounts in this column for 2022 include the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures, of the following strategic repositioning phantom unit awards granted on February 22, 2022 under the LTIP: (i) 83,333 phantom units granted to each of Messrs. Mawer and Borgmann, (ii) 133,333 phantom units granted to Mr. Fleming, and (iii) 33,333 phantom units granted to Mr. Morical. Finally, amounts in this column also include the grant date fair value of the following phantom unit awards granted on February 21, 2023 under the LTIP, which were granted as part of our 2022 long-term incentive program based on our Adjusted EBITDA performance during 2022 and under SEC rules are considered compensation with respect to 2022 even though granted in 2023: (i) 27,806 phantom unit granted to Mr. Mawer, (ii) 49,974 phantom units granted to Mr. Borgmann, (iii) 24,603 phantom units granted to Mr. Donargo, (iv) 20,621 phantom units granted to Mr. Fleming, (v) 24,090 phantom units granted to Mr. Obermeier, and (vi) 15,348 phantom units granted to Mr. Morical. For more information regarding these phantom units, see “Compensation Discussion & Analysis — Elements of Executive Compensation — Long-Term Unit-Based Awards — 2022 LTI Awards” above. The grant date fair value of each phantom unit award is based on the closing price of our common units on the applicable date of grant. Please read Note 13 to our consolidated financial statements for the fiscal year ending December 31, 2022 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(2)Amounts in this column for 2022 reflect the bonuses earned by each named executive officer under the Cash Incentive Plan based on our Adjusted EBITDA performance during 2022, including the portion of such bonus that was deferred into our Deferred Compensation Plan by Messrs. Mawer, Donargo, and Morical. For more information regarding these bonuses, see “Compensation Discussion & Analysis — Elements of Executive Compensation — Short-Term Cash Bonus Awards” above.
(3)The following table provides the aggregate “All Other Compensation” information for each of the named executive officers for 2022:

	Stephen P. Mawer	Todd Borgmann	Vincent Donargo	Bruce Fleming	Scott Obermeier	Gregory J. Morical
401(k) Plan Matching Contributions	$24,250	$17,290	$13,771	$20,527	$18,654	$15,250
HSA Plan Matching Contributions	1,000	1,000	—	—	—	1,000
Long-Term Disability Insurance Premiums	1,305	1,305	1,305	1,305	1,305	1,305
Long-Term Disability Insurance Premium Tax Gross-up	1,697	1,697	1,697	1,697	1,697	1,697
Term Life Insurance Premiums	863	142	1,853	2,123	960	781
Deferred Compensation Plan Matching Contributions	182,875	—	101,461	—	—	13,309
Total	$211,990	$21,434	$120,087	$25,652	$22,616	$33,342
Grants of Plan-Based Awards
The following table includes information about awards granted to our named executive officers during 2022, which includes the bonus opportunities under the Cash Incentive Plan and phantom unit awards under the LTIP.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Unit Awards: Number of Units (#) (3)	Grant Date Fair Value of Unit and Option Awards ($) (4)
Name	Grant Date	Minimum ($)	Target ($)	Stretch ($)	Minimum ($)	Target ($)	Stretch ($)
Stephen P. Mawer		$261,250	$522,500	$783,750
					$180,833	$361,667	$542,500	27,806	$542,500
	2/22/2022							49,488	$724,999
	2/22/2022							83,333	$1,220,828
	2/22/2022							37,116	$543,749
Todd Borgmann		$426,445	$852,890	$1,279,334
					$325,000	$650,000	$975,000	49,974	$975,000
	2/22/2022							13,683	$200,456
	2/22/2022							83,333	$1,220,828
	2/22/2022							17,104	$250,574
Vincent Donargo		$202,921	$405,843	$608,764
					$160,000	$320,000	$480,000	24,603	$480,000
	2/22/2022							9,024	$132,202
Bruce A. Fleming		$335,267	$670,533	$1,005,800
					$134,107	$268,213	$402,320	20,621	$402,320
	2/22/2022							17,659	$258,704
	2/22/2022							133,333	$1,953,328
	2/22/2022							22,074	$323,384
Scott Obermeier		$198,610	$397,220	$610,845
					$158,888	$317,776	$476,664	24,090	$469,997
	2/22/2022							14,047	$205,789
	2/22/2022							17,559	$257,239
Gregory J. Morical		$133,088	$266,177	$399,265
					$99,816	$199,633	$299,500	15,348	$299,500
	2/22/2022							12,164	$178,203
	2/22/2022							33,333	$488,328
	2/22/2022							10,137	$148,507
(1)Amounts in this column represent the minimum, target and stretch incentive opportunities for short-term bonus awards under the Cash Incentive Plan. The actual bonuses paid to our named executive officers for 2022 under the Cash Incentive Plan can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above and are described in more detail under “Compensation Discussion & Analysis — Elements of Executive Compensation — Short-Term Cash Bonus Awards” above.
(2)Amounts in this column represent the minimum, target and stretch incentive levels for our 2022 LTI award program. Following the end of the 2022 fiscal year, the amount earned based on our Adjusted EBITDA performance is converted into a number of phantom units by dividing the dollar amount earned by the closing price of our common unit on the date the phantom units are granted. For the 2022 LTI award program, phantom unit grants were granted on February 21, 2023 based on a per unit price of $19.51. For more information regarding our LTI award program, see “Compensation Discussion & Analysis — Elements of Executive Compensation — 2022 LTI Awards” above.
(3)The phantom unit awards in this column vest on the third anniversary of the date of grant.
(4)Amounts in this column represent the grant date fair value calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of each phantom unit award is based on the closing price of our common units on the applicable date of grant. Please read Note 13 to our consolidated financial statements for the fiscal year ending December 31, 2022 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

Outstanding Equity Awards at Fiscal Year-End
The table below reflects information regarding outstanding unit awards held by the named executive officers as of December 31, 2022. None of the named executive officers held outstanding option awards.

	Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Stephen P. Mawer	242,524	$4,093,805
Todd Borgmann	138,617	$2,339,855
Vincent Donargo	25,422	$429,123
Bruce A. Fleming	—	$—
Scott Obermeier	56,706	$957,197
Gregory J. Morical	79,134	$1,335,782

(1)The phantom units in this column reflect time-based phantom units held by the named executive officers as of December 31, 2022, but excludes the phantom units granted to our named executive officers in February 2023 as part of the 2022 LTI award program, as such awards were not outstanding as of December 31, 2022. These phantom units will vest as follows:

Vesting Date	Stephen P. Mawer	Todd Borgmann	Vincent Donargo	Bruce A. Fleming	Scott Obermeier	Gregory J. Morical
July 1, 2023	2,913	—	—	—	—	1,696
September 1, 2023	—	—	10,000	—	—	—
December 31, 2023	68,310	24,497	6,398	—	25,100	20,601
July 1, 2024	1,364	—	—	—	—	1,203
February 22, 2025	169,937	114,120	9,024	—	31,606	55,634
	242,524	138,617	25,422	—	56,706	79,134
(2)Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $16.88 of our common units at December 30, 2022, the last trading day of the 2022 fiscal year, by the number of phantom units outstanding.
Option Exercises and Units Vested
The following table provides information about phantom units held by the named executive officers that vested during the 2022 fiscal year. None of the named executive officers exercised any option awards.

Unit Awards
Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Stephen P. Mawer	—	$—
Todd Borgmann	25,227	$352,926
Vincent Donargo	—	$—
Bruce A. Fleming	46,250	$647,038
Scott Obermeier	—	$—
Gregory J. Morical	—	$—
(1)Amounts in this column represent the phantom units held by each named executive officer that vested during the 2022 fiscal year.
(2)Amounts in this column equal the number of phantom units vested multiplied by the closing price of our common units on the applicable vesting date (or, if the vesting date was not a trading day, on the last trading day immediately prior to such date).

Nonqualified Deferred Compensation
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
Participants will at all times be 100% vested in amounts they have deferred; however, amounts we have contributed may be subject to a vesting schedule, as determined appropriate by the compensation committee. Distributions from the Deferred Compensation Plan are payable on the earlier of the date specified by each participant on their deferral election form and the participant’s termination of employment. Death, disability, normal retirement or a change in control require automatic distribution of the Deferred Compensation Plan benefits and will also accelerate at that time the vesting of any portion of a participant’s account that has not already become vested. Benefits will be distributed to participants in the form of our common units, cash or a combination of common units and cash at the election of the compensation committee. In the event that accounts are paid in common units, such units will be distributed pursuant to the LTIP. Unvested portions of a participant’s account will be forfeited in the event that a distribution was due to a participant’s voluntary resignation or a termination for cause. To ensure compliance with Section 409A of the Code, distributions to participants that are considered “specified employees” (as defined in Code Section 409A of the Code) may be delayed for a period of six months following such employees’ termination of employment with us.
The table below sets forth information regarding the value of accumulated benefits of our named executive officers under the Deferred Compensation Plan as of December 31, 2022.

Name	Executive Contributions in 2022 ($) (1)	Registrant Contributions in 2022 ($) (2)	Aggregate Earnings in 2022 ($)	Aggregate Withdrawals / Distributions in 2022 ($)	Aggregate Balance at End of 2022 ($) (3)(4)
Stephen P. Mawer	$548,625	$182,875	$171,385	$—	$1,517,635
Todd Borgmann	$—	$—	$180,047	$(352,926)	$2,353,308
Vincent Donargo	$304,382	$101,461	$—	$—	$405,843
Bruce A. Fleming	$—	$—	$1,185,484	$(647,038)	$8,238,098
Scott Obermeier	$—	$—	$—	$—	$—
Gregory J. Morical	$39,927	$13,309	$140,712	$—	$645,441

(1)Amounts in this column represent the portion of the annual cash incentive bonus earned under the Cash Incentive Plan that the executive officer elected to defer into our Deferred Compensation Plan. These amounts are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above for the 2022 fiscal year (which were paid during the 2023 fiscal year).
(2)Amounts in this column represent the value of the matching contributions made by the Company for the portion of the named executive officer’s annual cash incentive bonus under the Cash Incentive Plan that was deferred into our Deferred Compensation Plan. These amounts are reported in the “All Other Compensation” column of the Summary Compensation Table above for the 2022 fiscal year.
(3)The aggregate balance for each named executive officer as of December 31, 2022 was determined by multiplying all phantom units in each named executive officer’s account under the Deferred Compensation Plan by the closing price of our common units on December 30, 2022 (the last trading day of 2022). The phantom units in each named executive officer’s account as of December 31, 2022 was as follows: (i) Mr. Mawer, 46,572, (ii) Mr. Borgmann, 139,414, (iii) Mr. Fleming, 488,039, and (iv) Mr. Morical, 38,237.
(4)The aggregate balance for each named executive officer as of December 31, 2022 includes the following amounts that were included in the Summary Compensation Table in prior fiscal years: (i) Mr. Mawer; $786,135, (ii) Mr. Borgmann, $2,353,308, and (iii) Mr. Fleming, $8,238,098.
Potential Payments Upon Termination or Change in Control
As of December 31, 2022, the Company did not have any change in control or severance agreements with any named executive officer; however, certain of our compensatory arrangements provide the named executive officers with benefits in the event of certain terminations or a change of control transaction. The board of our general partner adopted a Change in Control Policy, effective March 13, 2023. We believe these benefits are important retention tools and, with respect to the change of control benefits, these benefits provide the named executive officers with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and post-termination as they seek future employment and an opportunity to realize value from these awards in the event of such transaction.
Phantom Unit Awards Under the LTIP
Although the LTIP provides the Committee with broad discretion to accelerate outstanding phantom units in the event of certain termination events or a change of control, the outstanding phantom unit award agreements provide for full accelerated vesting in the event of a named executive officer’s death, disability or normal retirement (termination after reaching age 62), as well as in the event of a “change in control.”
For purposes of the LTIP, “change of control” generally occurs upon one or more of the following events: (i) any person or group, other than a person or group who is our affiliate, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of our outstanding equity interests; (ii) a person or group, other than our general partner or one of our general partner’s affiliates, becomes our general partner; or (iii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of our assets or the assets of our general partner in one or more transactions to any person or group other than an a person or group who is our affiliate.
Phantom Units Under the Deferred Compensation Plan
Each named executive officer’s phantom units under the Deferred Compensation Plan will become fully vested in the event of such named executive officer’s death, disability or normal retirement (termination after reaching age 62), as well as in the event of a “change of control” (which generally has the meaning provided under the LTIP, as described above).
Executive Long-Term Disability Coverage
Each of our named executive officers is eligible to receive a compensation allowance to purchase additional long-term disability coverage, which is in addition to the long-term disability coverage the Company provides to all employees. As a result of this additional long-term disability coverage, each named executive officer would be entitled to receive additional benefits in the event of their qualifying long-term disability, which when combined with the long-term disability coverage provided to all eligible employees will result in payment of 60% of monthly earnings, as defined by the policy, up to a maximum of $15,000 per month until normal retirement age. All named executive officers purchased the additional long-term disability coverage.
Quantification of Potential Payments
The table below shows the value sets forth the amount of compensation or other benefits due to each named executive officer in the event of the specified terminations of employment or a change of control, assuming such termination or change of control occurred on December 31, 2022. The amounts below are only estimates of the amounts that would be received upon a change of control or termination of employment—the actual amount will only be determined at the time such event occurs.

Name	Plan	Death; Normal Retirement ($)	Disability ($)	Change of Control ($)
Stephen P. Mawer	LTIP Phantom Units (1)	$4,021,626	$4,021,626	$4,021,626
	Deferred Compensation Plan (1)	72,196	72,196	72,196
	Executive Long-Term Disability Coverage (2)	—	108,000	—
	Total	$4,093,822	$4,201,822	$4,093,822

Todd Borgmann	LTIP Phantom Units (1)	$2,339,855	$2,339,855	$2,339,855
	Deferred Compensation Plan (1)	—	—	—
	Executive Long-Term Disability Coverage (2)	—	108,000	—
	Total	$2,339,855	$2,447,855	$2,339,855

Vincent Donargo	LTIP Phantom Units (1)	$429,123	$429,123	$429,123
	Deferred Compensation Plan (1)	—	—	—
	Executive Long-Term Disability Coverage (2)	—	108,000	—
	Total	$429,123	$537,123	$429,123

Bruce A. Fleming	LTIP Phantom Units (1)	$—	$—	$—
	Deferred Compensation Plan (1)	—	—	—
	Executive Long-Term Disability Coverage (2)	—	108,000	—
	Total	$—	$108,000	$—

Scott Obermeier	LTIP Phantom Units (1)	$957,197	$957,197	$957,197
	Deferred Compensation Plan (1)	—	—	—
	Base Salary (3)	—	—	783,328
	Executive Long-Term Disability Coverage (2)	—	108,000	—
	Total	$957,197	$1,065,197	$1,740,525

Gregory J. Morical	LTIP Phantom Units (1)	$1,286,847	$1,286,847	$1,286,847
	Deferred Compensation Plan (1)	48,935	48,935	48,935
	Executive Long-Term Disability Coverage (2)	—	108,000	—
	Total	$1,335,782	$1,443,782	$1,335,782
(1)The values reported with respect to LTIP phantom units and the Deferred Compensation Plan are based on the closing price of our common stock on December 30, 2022 (the last trading day of the 2022 fiscal year) of $16.88 and the total number of unvested units that would accelerate and vest upon a qualifying termination event or change of control. Units that were fully vested as of December 31, 2022 are not reflected here.
(2)Includes only the portion of each named executive officer’s long-term disability benefits that are in excess of the long-term disability benefits generally provided to employees of our general partner.
(3)As per his promotion letter, Mr. Obermeier will receive two times his base salary if a qualifying termination occurs within twenty-four months following a Change in Control.

DIRECTOR COMPENSATION
Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. Non-employee directors were entitled to fees and equity awards for 2022 that consisted of the following:
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
The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total
James S. Carter	$93,993	$131,346	$225,339
Daniel J. Sajkowski	$77,500	$100,000	$177,500
Amy M. Schumacher	$78,362	$126,124	$204,486
Daniel L. Sheets	$91,497	$130,508	$222,005
Paul C. Raymond III	$82,501	$127,483	$209,984
Jennifer G. Straumins	$77,500	$100,000	$177,500
John (“Jack”) G. Boss (3)	$23,000	$50,000	$73,000
Karen A. Twitchell (3)	$22,500	$50,000	$72,500
Fred M. Fehsenfeld, Jr. (4)	$19,750	$6,583	$26,333
Robert E. Funk (4)	$47,750	$—	$47,750

(1)The amounts in this column include director fees which have been deferred under the Deferred Compensation Plan. During 2022, each eligible non-employee director other than Mr. Sajkowski and Ms. Straumins elected to defer some or all of their director fees. Mr. Boss and Ms. Twitchell were not eligible to participate in the Deferred Compensation Plan for fiscal year 2022.
(2)The amounts in this column are calculated based on the aggregate grant date fair value of (i) annual phantom unit awards issued to non-employee directors serving on the board on the date the awards were granted, and (ii) matching phantom unit awards granted to those non-employee directors who deferred all, or a portion of, the fees they earned in 2022 pursuant to the Deferred Compensation Plan. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. Please read Note 13 to our consolidated financial statements for the fiscal year ending December 31, 2022 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. As of December 31, 2022, the following directors each held outstanding phantom units, including phantom units held under the Deferred Compensation Plan, as follows: Mr. Carter, 158,771; Mr. Sajkowski, 93,969; Ms. Schumacher, 150,016; Mr. Sheets, 127,702; Mr. Raymond, 44,864; Ms. Straumins, 13,974; Mr. Boss, 2,526; and Ms. Twitchell, 2,526.
(3)Mr. Boss and Ms. Twitchell were appointed to the board of directors on August 2, 2022.

(4)Amounts reported for Mr. Fehsenfeld and Mr. Funk relate to fees earned during the period of time each respective individual served on the board of directors during the year ended December 31, 2022.
Deferred Compensation Plan
Our directors are eligible to defer all or a portion of their fees earned into the Deferred Compensation Plan. When directors elect to defer any portion of their compensation into the plan, these deferred amounts are credited to the participant in the form of phantom units. The compensation committee may recommend a matching contribution for the deferred fees at its discretion. Phantom units credited to a participant’s account as either a deferral or a matching contribution carry distribution equivalent rights to be credited to the participant’s account in the form of additional phantom units. Matching contributions in the form of phantom units were credited to the accounts of each director who elected to defer all or a portion of their fees earned into the Deferred Compensation Plan for fiscal year 2022 in the following number of phantom units: Mr. Carter, 2,029; Ms. Schumacher, 1,694; Mr. Sheets, 1,970; and Mr. Raymond, 1,779.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of our compensation committee are Daniel L. Sheets, Amy M. Schumacher, and Karen A. Twitchell, who are all members of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence” for descriptions of our transactions in fiscal year 2022 with certain entities related to Mr. Sheets, Ms. Schumacher, and Ms. Twitchell. Ms. Schumacher is not an independent member of the compensation committee. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units as of March 14, 2023, held by:
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Units Beneficially Owned
The Heritage Group (1)(2)	11,867,533	14.86%
Calumet, Incorporated (2)	1,934,287	2.42%
Adams Asset Advisors, LLC (3)	5,441,613	6.82%
Wasserstein Debt Opportunities Management, LP and related persons (4)	6,534,338	8.18%
Dorset Management Corporation and related persons (5)	4,522,000	5.66%
James S. Carter	319,138	*
Daniel J. Sajkowski	167,749	*
Amy M. Schumacher (1)(6)	181,673	*
Daniel L. Sheets	61,472	*
Paul C. Raymond III	6,963	*
Jennifer G. Straumins (7)	663,520	*
John (“Jack”) G. Boss	—	*
Karen A. Twitchell	—	*
Stephen P. Mawer (8)	150,054	*
Bruce A. Fleming (8)	314,348	*
Scott Obermeier (8)	187,799	*
Todd Borgmann (8)	69,391	*
Vincent Donargo (8)	—	*
Gregory J. Morical (8)	33,845	*
All directors and executive officers as a group (14 persons)	2,155,952	2.70%

*	= less than 1 percent.
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
(2)The common units of Calumet, Incorporated are indirectly owned 45.8% by The Heritage Group and 5.1% by Fred M. Fehsenfeld, Jr. personally. Fred M. Fehsenfeld, Jr. was formerly a director of Calumet, Incorporated. Accordingly, 885,294 of the common units owned by Calumet, Incorporated are also shown as being beneficially owned by The Heritage Group in the table above, and 97,971 of the common units owned by Calumet, Incorporated are beneficially owned by Fred M. Fehsenfeld, Jr. The Heritage Group and Fred M. Fehsenfeld, Jr. disclaim beneficial ownership of all of the common units owned by Calumet, Incorporated in excess of their respective pecuniary interests in such units. The address of Calumet, Incorporated is 5400 W. 86th St., Indianapolis, Indiana, 46268.
(3)As noted in the Schedule 13G filed with the SEC on January 14, 2023, the filing person has indicated that it has or shares beneficial ownership of such units. According to the Schedule 13G, Adams Asset Advisors has sole voting power and sole dispositive power over 4,033,903 units and shared voting power and shared dispositive power over 1,407,710 units. The address for Adams Asset Advisors, LLC is 8150 N. Central Expwy #M1120, Dallas, Texas 75206.

(4)Based on the Schedule 13G/A filed with the SEC on February 10, 2023. According to the Schedule 13G/A, Wasserstein Debt Opportunities Management has shared voting power and shared dispositive power over 6,072,088 units. 5,672,088 of the reported units are owned directly by private investment funds and separately managed accounts for which Wasserstein Debt Opportunities Management serves as the investment adviser. 400,000 of the reported units represent options, which have not been exercised, beneficially owned by private investment funds for which Wasserstein Debt Opportunities Management serves as the investment adviser. The general partner of Wasserstein Debt Opportunities Management is WDO Management GP, LLC (the “General Partner”). Rajay Bagaria is a control person of Wasserstein Debt Opportunities Management and manager of the General Partner, and could be deemed to share such indirect beneficial ownership with Wasserstein Debt Opportunities Management and the General Partner. Additionally, Mr. Bagaria personally owns 462,250 units, over which he has sole voting power and sole dispositive power, and such units are reflected in the table. Joseph Dutton is a control person of Wasserstein Debt Opportunities Management and could be deemed to share such indirect beneficial ownership with Wasserstein Debt Opportunities Management. Mr. Bagaria and Mr. Dutton each disclaim any beneficial ownership of any such units of common units representing limited partnership interest in excess of their actual pecuniary interest therein. The business address of Wasserstein Debt Opportunities Management is 1185 Avenue of the Americas, 39th Floor, New York, NY 10036.
(5)Based on the Schedule 13G/A filed with the SEC on February 13, 2023. According to the Schedule 13G/A, Dorset Management Corporation has sole voting power and sole dispositive power over 4,440,000 units. According to the Schedule 13G/A, David M. Knott, Jr., president of Dorset Management Corporation, has sole voting power and sole dispositive power over 4,522,000 units and shared voting power and shared dispositive power over zero units. The business address of Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.
(6)Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership.
(7)Jennifer G. Straumins disclaims beneficial ownership of all common units reported herein.
(8)Ownership of common unit amounts for our executive officers excludes outstanding phantom unit awards, both vested and unvested as of March 14, 2023, which we expect to settle in common units. Each executive officer’s total beneficially owned common units, vested phantom units, and unvested phantom units are set forth in the table below.

Name	Common Units Beneficially Owned	Vested Phantom Units	Unvested Phantom Units	Total
Stephen P. Mawer	150,054	42,296	270,330	462,680
Todd Borgmann	69,391	224,414	188,591	482,396
Vincent Donargo	—	—	50,025	50,025
Bruce A. Fleming	314,348	819,841	—	1,134,189
Scott Obermeier	187,799	—	80,796	268,595
Gregory J. Morical	33,845	31,355	94,482	159,682

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,358,148	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,358,148	$—	—

(1)Represents securities under the LTIP.
(2)As of December 31, 2022, the LTIP contemplates the issuance or delivery of up to 5,283,960 common units to satisfy awards under the plan. The number of units presented in column (a) represents the maximum number of common units that may be delivered pursuant to outstanding awards under the plan as of December 31, 2022. If such maximum number of common units had been delivered pursuant to outstanding awards, no common units would have remained available for future delivery under column (c) as of December 31, 2022.
Item 13. Certain Relationships and Related Transactions and Director Independence
Distributions and Payments to Our General Partner and its Affiliates
Owners of our general partner and their affiliates own 16,695,396 common units representing an approximately 20.5% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. We suspended distributions in April 2016. Please read Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy” for additional information related to our distribution policy and the incentive distribution rights.
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
Product Sales and Related Purchases
During 2022, we made ordinary course sales of certain specialty products to Monument Chemicals, Inc. (“Monument Chemicals”), a specialty chemical company owned in part by The Heritage Group and Jennifer G. Straumins. Paul C. Raymond III is the Chief Executive Officer of Monument Chemicals. We made an immaterial amount of purchases from Monument Chemicals in 2022. The total sales made by us to Monument Chemicals in 2022 were approximately $7.7 million. As of December 31, 2022, there was approximately $1.7 million due to us from Monument Chemicals related to these products sales. We anticipate that we will continue to sell products to Monument Chemicals in the future. We believe that the product sales prices and credit terms offered to Monument Chemicals are comparable to prices and terms offered to non-affiliated third-party customers.
During 2022, we made ordinary course purchases of certain services from Heritage-Crystal Clean Inc. (“Crystal Clean”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. The total purchases made by us from Crystal Clean in 2022 for cleaning and waste removal services were approximately $0.2 million. As of December 31, 2022, there was an immaterial amount due from us to Crystal Clean related to these purchases. We expect that we will continue to utilize these services from Crystal Clean in the future. We believe that the product purchase prices and credit terms offered to us by Crystal Clean are comparable to prices and terms offered to us by non-affiliated third-party vendors.
During 2022, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group and Fred M. Fehsenfeld, Jr. as an individual. Total purchases made by us from Heritage Environmental in 2022 for cleaning and waste removal services were approximately $6.9 million. As of December 31, 2022, there was a $1.0 million balance due from us to Heritage Environmental related to these purchases. We expect that we will continue to utilize these services from Heritage Environmental in the future.
During 2022, we made ordinary course sales of certain specialty products to Heritage Advanced Products, LLC (“Heritage Advanced”), a specialty chemical company owned in part by The Heritage Group. The total sales made by us to Heritage Advanced in 2022 were approximately $0.4 million. As of December 31, 2022, there was no balance due to us from Heritage Advanced related to these products sales. We anticipate that we will continue to sell products to Heritage Advanced in the future. We believe that the product sales prices and credit terms offered to Heritage Advanced are comparable to prices and terms offered to non-affiliated third-party customers.
During 2022, we made ordinary course sales of certain fuel products to Asphalt Materials of $7.7 million, a company in the asphalt formulation and manufacturing business owned in part by The Heritage Group. As of December 31, 2022, there was an approximately $0.2 million balance due to us from Asphalt Materials related to these products sales. We anticipate that we will continue to sell products to Asphalt Materials in the future. We believe that the product sales prices and credit terms offered to Asphalt Materials are comparable to prices and terms offered to non-affiliated third-party customers.
Intellectual Property Rights Agreement
On January 6, 2012, the Partnership acquired all of the membership interests of TruSouth Oil, LLC (“TruSouth”). As part of the transaction, TruSouth, the Partnership and the sellers of TruSouth, which included The Heritage Group, entered into an Intellectual Property Rights Agreement dated January 6, 2012 (“IPRA”). In the IPRA, TruSouth (now known as Calumet Branded Products, LLC (“Calumet Branded”)) agreed to pay the sellers a royalty on each qualified gallon of engineered fuel sold to third parties. For the years ended December 31, 2022 and 2021, Calumet Branded paid The Heritage Group a total of $0.7 million and $0.7 million, respectively, in royalties under the IPRA.
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
A copy of the Policy is available on our website at www.calumet.com and will be provided to unitholders without charge upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway E. Drive, Indianapolis, Indiana, 46214.
Please read Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.

Item 14. Principal Accounting Fees and Services
The following table details the aggregate fees billed for professional services rendered by our independent auditor, Ernst & Young, LLP (PCAOB ID 42), during 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021
Audit fees	$4.2	$4.8
Audit-related fees	—	—
Total	$4.2	$4.8
“Audit fees” above include those related to our annual audit, audit of subsidiaries and quarterly review procedures.
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

10.3*†	—	Form of Phantom Unit Grant Agreement
10.4	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).

Exhibit Number		Description
10.5†	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on November 16, 2005 (File No. 333-128880)).
10.6	—
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

10.25†	—
Employment Letter, effective as of April 3, 2020, by and between Calumet GP, LLC and Stephen P. Mawer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2020 (File No. 000-51734)).

10.26†	—
Todd Borgmann Promotion Letter, effective as of September 1, 2020, between Calumet GP, LLC and Todd Borgmann (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2020 (File No. 000-51734)).

10.27†	—
Employment Letter, effective as of February 29, 2016, by and between Calumet GP, LLC and Bruce A. Fleming (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2022 (File No. 000-51734)).

10.28†	—
Scott Obermeier Promotion Letter, effective as of January 27, 2020, between Calumet GP, LLC and Scott Obermeier (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2022 (File No. 000-51734)).

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

Exhibit Number		Description
10.32	—
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

10.36†	—
Stephen P. Mawer Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Stephen P. Mawer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

10.37†	—
Todd Borgmann Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Todd Borgmann (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

10.38†	—
Vince Donargo Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Vince Donargo (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

10.39	—
Preferred Unit Purchase Agreement, among Montana Renewables Holdings LLC, Calumet Specialty Products Partners, L.P., WPGG 14 United Aggregator, L.P. and, solely for the purposes of Section 4.4, Calumet GP, LLC, dated as of August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.40	—
Second Amended and Restated Limited Liability Company Agreement of Montana Renewables Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2022 (File No. 000-51734)).

10.41	—
Equipment Schedule No. 2, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.42	—
Interim Funding Agreement, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.43	—
Amendment to Interim Funding Agreement, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.44	—
Credit Agreement, dated November 2, 2022, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 7, 2022 (File No. 000-51734)).

10.45	—
Supply and Offtake Agreement, dated as of November 2, 2022, by and between Montana Renewables, LLC and Macquarie Energy North America Trading Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 7, 2022 (File No. 000-51734)).

10.46	—
Sixth Amendment to Supply and Offtake Agreement, dated as of November 2, 2022, by and among Calumet Shreveport Refining, LLC, Calumet Refining, LLC, Calumet Specialty Products Partners, L.P. and Macquarie Energy North America Trading Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 7, 2022 (File No. 000-51734)).

Exhibit Number		Description
10.47	—
Tenth Amendment to Supply and Offtake Agreement, dated as of November 2, 2022, by and among Calumet Montana Refining, LLC, Calumet Refining, LLC, Calumet Specialty Products Partners, L.P., Calumet Specialty Products Canada, ULC, Montana Renewables, LLC Macquarie Energy North America Trading Inc and Macquarie Energy Canada Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 7, 2022 (File No. 000-51734)).

10.48*	—	Second Amendment to Supply and Offtake Agreement, dated as of March 10, 2023, by and between Macquarie Energy North America Trading Inc. and Montana Renewables, LLC.
10.49*	—	Change of Control Protection Plan
21.1*	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.1*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1*	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted Inline XBRL (included within the Exhibit 101 attachments)

†	Identifies management contract and compensatory plan arrangements.

*	Filed herewith.

**	Furnished herewith.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Commission upon request.

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

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

By:	CALUMET GP, LLC its general partner

By:	/s/ Todd Borgmann
Todd Borgmann
Chief Executive Officer
Date: March 15, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ Todd Borgmann	Chief Executive Officer of Calumet GP, LLC (Principal Executive Officer)	Date:	March 15, 2023
Todd Borgmann

/s/ Vincent Donargo	Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Financial Officer)	Date:	March 15, 2023
Vincent Donargo

/s/ Ryan A. Willman	Chief Accounting Officer of Calumet GP, LLC (Principal Accounting Officer)	Date:	March 15, 2023
Ryan A. Willman

/s/ Stephen P. Mawer	Director and Chairman of the Board of Calumet GP, LLC	Date:	March 15, 2023
Stephen P. Mawer

/s/ James S. Carter	Director of Calumet GP, LLC	Date:	March 15, 2023
James S. Carter

/s/ Karen A. Twitchell	Director of Calumet GP, LLC	Date:	March 15, 2023
Karen A. Twitchell

/s/ Paul C. Raymond III	Director of Calumet GP, LLC	Date:	March 15, 2023
Paul C. Raymond III

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date:	March 15, 2023
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date:	March 15, 2023
Amy M. Schumacher

/s/ Daniel L. Sheets	Director of Calumet GP, LLC	Date:	March 15, 2023
Daniel L. Sheets

/s/ Jennifer G. Straumins	Director of Calumet GP, LLC	Date:	March 15, 2023
Jennifer G. Straumins

/s/ John (“Jack”) G. Boss	Director of Calumet GP, LLC	Date:	March 15, 2023
John (“Jack”) G. Boss