Form 10-Q
period 2023-03-31
Calumet Specialty Products Partners, L.P.
filed 2023-05-05
CIK 1340122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 5, 2023, there were 79,958,262 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
QUARTERLY REPORT
For the Three Months Ended March 31, 2023

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of supply chain disruptions, global energy shortages and the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations; (ii) demand for finished products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) general economic and political conditions, including inflationary pressures, instability in financial institutions, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflict in Ukraine and its regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; and (xi) our expectation regarding our business outlook with respect to the Montana Renewables business, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I
Item 1. Financial Statements
CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$11.2	$35.2
Accounts receivable
Trade, less allowance for credit losses of $1.5 million and $1.3 million, respectively	262.2	245.7
Other	34.7	22.3
	296.9	268.0
Inventories	454.8	498.0
Derivative assets	7.1	—
Prepaid expenses and other current assets	29.9	19.2
Total current assets	799.9	820.4
Property, plant and equipment, net	1,543.2	1,482.0
Other noncurrent assets, net	421.4	439.4
Total assets	$2,764.5	$2,741.8
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$394.3	$442.4
Accrued interest payable	39.5	34.6
Accrued salaries, wages and benefits	75.1	93.0
Obligations under inventory financing agreements	204.0	221.8
Current portion of RINs obligation	419.5	399.3
Derivative liabilities	—	26.5
Other current liabilities	112.7	114.5
Current portion of long-term debt	20.6	20.0
Total current liabilities	1,265.7	1,352.1
Other long-term liabilities	52.9	60.2
Long-term RINs obligation, less current portion	25.2	77.5
Long-term debt, less current portion	1,696.8	1,539.7
Total liabilities	$3,040.6	$3,029.5
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$250.0
Partners’ capital (deficit):
Limited partners’ interest 79,835,801 units and 79,189,583 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$(518.9)	$(529.9)
General partner’s interest	1.1	0.5
Accumulated other comprehensive loss	(8.3)	(8.3)
Total partners’ capital (deficit)	(526.1)	(537.7)
Total liabilities and partners’ capital (deficit)	$2,764.5	$2,741.8
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
	(In millions, except per unit and unit data)
Sales	$1,036.9	$1,097.9
Cost of sales	940.2	1,065.2
Gross profit	96.7	32.7
Operating costs and expenses:
Selling	13.5	12.6
General and administrative	37.0	32.6
Other operating expense	3.0	4.8
Operating income (loss)	43.2	(17.3)

Other income (expense):
Interest expense	(49.2)	(51.6)
Gain (loss) on derivative instruments	25.5	(22.1)
Other expense	(0.2)	(3.8)
Total other expense	(23.9)	(77.5)
Net income (loss) before income taxes	19.3	(94.8)
Income tax expense	0.5	0.7
Net income (loss)	$18.8	$(95.5)
Net loss attributable to noncontrolling interest	(9.9)	—
Net income (loss) attributable to partners	$28.7	$(95.5)
Allocation of net income (loss) to partners
Net income (loss) attributable to partners	$28.7	$(95.5)
Less:
General partner’s interest in net income (loss)	0.6	(1.9)
Net income (loss) attributable to limited partners	$28.1	$(93.6)
Weighted average limited partner units outstanding:
Basic	79,830,671	79,074,630
Diluted	79,939,985	79,074,630
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.35	$(1.18)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$0.35	$(1.18)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net income (loss)	$18.8	$(95.5)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	—	0.1
Total other comprehensive income	—	0.1
Comprehensive income (loss)	$18.8	$(95.4)
Less: Comprehensive loss attributable to noncontrolling interest	(9.9)	—
Comprehensive income (loss) attributable to partners	$28.7	$(95.4)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2022	$(8.3)	$0.5	$(529.9)	$(537.7)
Net income attributable to partners	—	0.6	28.1	28.7
Settlement of tax withholdings on equity-based incentive compensation	—	—	(7.9)	(7.9)
Settlement of phantom units	—	—	0.5	0.5
Amortization of phantom units	—	—	0.2	0.2
Adjustment to ASC 480 redemption value	—	—	(9.9)	(9.9)
Balance at March 31, 2023	$(8.3)	$1.1	$(518.9)	$(526.1)

	Accumulated Other Comprehensive Loss	Partners’ Capital (Deficit)
		General Partner	Limited Partners	Total
	(In millions)
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(1.9)	(93.6)	(95.5)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(3.6)	(3.6)
Settlement of phantom units	—	—	6.2	6.2
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	0.6	0.6
Balance at March 31, 2022	$(10.0)	$1.9	$(455.7)	$(463.8)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating activities
Net income (loss)	$18.8	$(95.5)
Non-cash RINs (gain) loss	(32.1)	31.1
Unrealized (gain) loss on derivative instruments	(41.0)	22.1
Other non-cash activities	67.8	0.1
Changes in assets and liabilities	(40.2)	39.3
Net cash provided by (used in) operating activities	(26.7)	(2.9)
Investing activities
Additions to property, plant and equipment	(130.4)	(67.2)
Other investing activities	—	0.2
Net cash used in investing activities	(130.4)	(67.0)
Financing activities
Proceeds from borrowings — revolving credit facility	559.0	265.0
Repayments of borrowings — revolving credit facility	(437.0)	(254.0)
Proceeds from borrowings — MRL revolving credit agreement	18.7	—
Proceeds from borrowings — senior notes	—	325.0
Repayments of borrowings — senior notes	—	(325.0)
Proceeds from inventory financing	388.5	434.4
Payments on inventory financing	(404.1)	(445.8)
Proceeds from other financing obligations	20.8	13.9
Payments on other financing obligations	(12.8)	(10.9)
Net cash provided by financing activities	133.1	2.6
Net decrease in cash, cash equivalents and restricted cash	(24.0)	(67.3)
Cash, cash equivalents and restricted cash at beginning of period	35.2	121.9
Cash and cash equivalents at end of period	$11.2	$54.6
Cash and cash equivalents	11.2	10.7
Restricted cash	—	43.9
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$95.1	$71.3
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Calumet Specialty Products Partners, L.P. (the “Company” or “Calumet”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2023, the Company had 79,835,801 limited partner common units and 1,629,302 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.
The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.
The unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”).
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.
Renewable Identification Numbers (“RINs”) Obligation
The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision for the future purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. and, as a producer of transportation fuels from petroleum, the Company is subject to those obligations. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished. To the extent the Company is unable to physically blend renewable fuels to satisfy the EPA requirement, it may purchase RINs in the open market to satisfy the annual obligations.
The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as both a current and long-term liability in the condensed consolidated balance sheets. These liabilities are revalued at the end of each subsequent accounting period, which produce non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations. The liabilities associated with the Company’s RVO are considered recurring fair value measurement.

The RFS provision of the CAA allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements, and we have applied in respect of compliance years 2019, 2020, 2021 and 2022.
In September 2022, EPA finalized an alternative RIN retirement schedule for small refineries as set forth below:

Compliance Year	RINs Retirement Due Date
2019	Calumet carried forward its 2019 RVO into the 2020 compliance year as provided under the RFS. Calumet’s 2019 RVO is now due with the 2020 RVO.
2020
Under the Alt RIN Retirement schedule, five installments of 20% are due:
February 1, 2023
May 1, 2023
August 1, 2023
November 1, 2023
February 1, 2024

However, the Fifth Circuit has granted the Shreveport refinery’s motion to stay enforcement while the appeal is pending. A similar motion regarding the Montana refinery was granted by the D.C. Circuit.

2021	March 31, 2023
2022	September 1, 2023
2018 RVO. In April 2022, EPA issued new decisions denying 36 petitions from small refineries seeking SREs for program year 2018 that had been remanded by the U.S. Court of Appeals for the D.C. Circuit to EPA. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the April 2022 denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or redeeming additional RINs. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit and filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA’s denials of both the Shreveport and Montana refineries’ petitions. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s appeal of the denial of the Montana refinery’s 2018 SRE petition for improper venue in favor of the D.C. Circuit appeal. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit; however, the Fifth Circuit denied EPA’s motion and ordered the merits panel to consider both the merits of the appeal and the venue question raised by EPA. These 2018 RVO appeals have been consolidated with the 2019-2020 RVO appeals described below.
2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 pending petitions from small refineries seeking SREs for compliance years 2016 to 2021, including petitions submitted by the Company seeking exemptions for program years 2019 and 2020, based on an across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. In September 2022, EPA finalized an alternative RIN retirement schedule for small refineries as set forth above. The alternative RIN retirement schedule allows the use of RINs generated in post-2020 compliance years to meet the 2020 RFS obligations. The Company’s small refineries are eligible to use this alternative schedule. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit, and a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit. The Company again filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of the EPA’s denials. These appeals have been consolidated with the applicable program year 2018 appeals. Upon a motion made by EPA, the Ninth Circuit transferred the Company’s Montana appeal, which is now pending in the D.C. Circuit. The Fifth Circuit denied EPA’s request to dismiss or transfer the appeal, ruling that merits panel will also consider EPA’s argument that the Shreveport refinery appeals should be transferred to the D.C. Circuit. The Company filed motions in both appeals asking the circuit courts to stay the Company’s 2019 and 2020 RFS obligations while the merits appeals are pending. In January 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery, and in March 2023, the D.C. Circuit granted the Company’s motion for stay relating to the Montana refinery. The stays granted by each of the respective circuits hold that the Company is likely to be successful on the merits of its appeals.
2021-2022 RVO. In October 2022, Calumet applied for SREs for 2021 and 2022 compliance years and is presently awaiting EPA response. In April 2023, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on the Montana and Shreveport refineries’ joint 2021 and 2022 SRE applications.

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
As of March 31, 2023 and December 31, 2022, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $444.7 million and $476.8 million, respectively.
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
Products
The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products. At our Montana Renewables facility, we currently process, or expect to have the future capability to process, a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are, or are expected to be, distributed into renewable markets in the western half of North America. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.
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
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied and control of the promised goods are transferred to the customer. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. For fuel products, payment is typically due in full between 2 to 30 days of delivery or the start of the contract term, such that payment is typically collected 2 to 30 days subsequent to the satisfaction of performance obligations. For renewable fuel products, payment is typically due in full between 7 to 14 days of delivery or the start of the contract term, such that payment is typically collected 7 to 14 days subsequent to the satisfaction of performance obligations. For specialty products, payment is typically due in full between 30 to 90 days of delivery or the start of the contract term, such that payment is typically collected 30 to 90 days subsequent to the satisfaction of performance obligations. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The expected costs associated with a product assurance warranty continue to be recognized as expense when products are sold. The Company does not offer promised services that could be considered warranties that are sold separately or provide a service in addition to assurance that the related product complies with agreed upon specifications. The Company establishes provisions based on the methods described in ASC 606 for estimated returns as variable consideration when determining the transaction price.
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
Contract Balances
Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of March 31, 2023 and December 31, 2022 were $262.2 million and $245.7 million, respectively.
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
4. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three months ended March 31, 2023 and 2022, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements due to the permanent liquidation of inventory layers.
Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $82.7 million and $99.9 million higher than the carrying value of inventory as of March 31, 2023 and December 31, 2022, respectively.
On March 31, 2017, June 19, 2017, and November 2, 2022, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 7 - “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities, respectively.
Inventories consist of the following (in millions):

	March 31, 2023			December 31, 2022
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$78.3	$20.6	$98.9	$99.6	$22.5	$122.1
Work in process	63.7	90.8	154.5	62.5	95.7	158.2
Finished goods	134.5	66.9	201.4	137.3	80.4	217.7
	$276.5	$178.3	$454.8	$299.4	$198.6	$498.0

(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 - “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended March 31, 2023, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $19.7 million. During the three months ended March 31, 2022, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $6.0 million.
5. Leases
The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 17 years, some of which include options to extend the lease for up to 32 years, and some of which include options to terminate the lease within one year.
Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		March 31, 2023	December 31, 2022
Assets:	Classification:
Operating lease assets	Other noncurrent assets, net	$92.4	$107.5
Finance lease assets	Property, plant and equipment, net (1)	2.6	2.8
Total leased assets		$95.0	$110.3
Liabilities:
Current
Operating	Other current liabilities	$57.7	$70.7
Finance	Current portion of long-term debt	0.9	0.9
Non-current
Operating	Other long-term liabilities	35.2	37.1
Finance	Long-term debt, less current portion	2.3	2.5
Total lease liabilities		$96.1	$111.2

(1)Finance lease assets are recorded net of accumulated amortization of $4.3 million and $4.1 million as of March 31, 2023 and December 31, 2022, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended March 31,
Lease Costs:	Classification:	2023	2022
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$19.0	$18.7
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.2	2.0
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	2.7	0.7
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.2	0.2
Interest on lease liabilities	Interest expense	0.1	1.1
Total lease cost		$24.2	$22.7

(1)The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.
As of March 31, 2023, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases (2)	Total
2023	$56.9	$0.8	$57.7
2024	17.2	1.1	18.3
2025	11.9	0.8	12.7
2026	5.3	0.7	6.0
2027	3.5	0.2	3.7
Thereafter	7.2	0.1	7.3
Total	$102.0	$3.7	$105.7
Less: Interest	9.1	0.5	9.6
Present value of lease liabilities	$92.9	$3.2	$96.1
Less obligations due within one year	57.7	0.9	58.6
Long-term lease obligation	$35.2	$2.3	$37.5

(1)As of March 31, 2023, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2023.
(2)As of March 31, 2023, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of March 31, 2023.

Weighted-Average Lease Term and Discount Rate
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	March 31, 2023	December 31, 2022
Lease Term and Discount Rate:
Weighted-average remaining lease term (years):
Operating leases	2.8	2.7
Finance leases	3.7	3.9
Weighted-average discount rate:
Operating leases	7.0%	6.9%
Finance leases	7.1%	7.1%
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of March 31, 2023 and December 31, 2022, the Company had outstanding standby letters of credit of $19.0 million and $35.8 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2023 and December 31, 2022, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at March 31, 2023 and December 31, 2022).
Throughput Contract
Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of March 31, 2023, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2023	$2.9
2024	4.0
2025	4.0
2026	4.0
2027	2.4
Thereafter	—
Total (1)	$17.3

(1)As of March 31, 2023, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.
7. Inventory Financing Agreements
The Company is party to several agreements with Macquarie to support the operations of the Great Falls specialty asphalt facility, the Shreveport facility and the Montana Renewables facility (as amended, the “Supply and Offtake Agreements”). On March 20, 2023, Macquarie provided notice of Macquarie’s election of its right to terminate the Great Falls specialty asphalt facility and Shreveport facility agreements, in each case effective December 31, 2023. The Montana Renewables agreement was amended on March 10, 2023 to change the expiration date to September 30, 2023.
The Supply and Offtake Agreements allow the Company to purchase crude oil, refined products and renewable feedstocks from Macquarie or one of its affiliates. Per the Supply and Offtake Agreements, Macquarie will provide up to 30,000 barrels per day of crude oil to the Great Falls specialty asphalt facility, 60,000 barrels per day of crude oil to the Shreveport facility, and 15,000 barrels per day of renewable feedstocks to the Montana Renewables facility.
While title to certain inventories will reside with Macquarie, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to Macquarie will continue to be included in the Company’s condensed consolidated balance sheets until processed and sold to a third party.
For the three months ended March 31, 2023 and 2022, the Company incurred an expense of $7.0 million and $11.5 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.
The Company has provided cash collateral of $38.8 million related to the initial purchase of the Great Falls specialty asphalt facility, Shreveport facility and Montana Renewables facility inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.25% per annum for the Shreveport facility and both Montana facilities. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2023 and December 31, 2022, the Company had $26.0 million and $36.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie advanced the Company an additional $5.0 million, which was paid back to Macquarie by the Company in the first quarter of 2023. No amounts advanced to the Company by Macquarie remained outstanding as of March 31, 2023.

8. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 6.7% and 4.7% for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.	$226.0	$104.0
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 6.8% for the three months ended March 31, 2023.	18.7	—
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the three months ended March 31, 2023 and the year ended December 31, 2022.	200.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the three months ended March 31, 2023 and the year ended December 31, 2022.	513.5	513.5
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the three months ended March 31, 2023 and the year ended December 31, 2022.	325.0	325.0
Shreveport terminal asset financing arrangement	56.3	58.2
MRL asset financing arrangements	388.1	370.1
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	3.2	3.4
Less unamortized debt issuance costs (1)	(11.2)	(12.1)
Less unamortized discounts	(2.2)	(2.4)
Total debt	$1,717.4	$1,559.7
Less current portion of long-term debt	20.6	20.0
Total long-term debt	$1,696.8	$1,539.7

(1)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $23.2 million and $22.3 million at March 31, 2023 and December 31, 2022, respectively.

8.125% Senior Notes due 2027 (the “2027 Notes”)
On January 20, 2022, the Company issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used, along with cash on hand, to fund the redemption of $325.0 million aggregate principal amount of its 2023 Senior Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022. In conjunction with the redemption of the 2023 Senior Notes, the Company recorded a loss from debt extinguishment of $1.0 million, which is reflected in loss from debt extinguishment in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.
Senior Notes
The 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”), 11.00% Senior Notes due 2025 (the “2025 Notes”), and the 2027 Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2023, the Company was in compliance with all covenants under the indentures governing the Senior Notes.
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
Third Amended and Restated Senior Secured Revolving Credit Facility
On January 20, 2022, the Company entered into the Third Amendment to its revolving credit facility (the “Credit Facility Amendment”), which, among other changes, (a) extended the term of the revolving credit facility for five years from the date of the Credit Facility Amendment, (b) reduced aggregate commitments under the revolving credit facility to $500.0 million, which includes a FILO tranche, and (c) replaced LIBOR as a reference interest rate with a new reference interest rate based on SOFR.
The borrowing capacity at March 31, 2023, under the revolving credit facility was approximately $468.0 million. As of March 31, 2023, the Company had outstanding borrowings of $226.0 million under the revolving credit facility and outstanding standby letters of credit of $19.0 million, leaving approximately $223.0 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below an amount equal to the greater of (i) 10% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of March 31, 2023, the Company was in compliance with all covenants under the revolving credit facility.
MRL Revolving Credit Agreement
On November 2, 2022, MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at March 31, 2023, under the MRL Revolving Credit Agreement was approximately $23.6 million. As of March 31, 2023, MRL had outstanding borrowings of $18.7 million under the MRL Revolving Credit Agreement.
Maturities of Long-Term Debt
As of March 31, 2023, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2023	$14.7
2024	222.2
2025	537.8
2026	26.9
2027	613.4
Thereafter	315.8
Total	$1,730.8

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
The Company is obligated to repurchase crude oil, refined products and renewable feedstocks from Macquarie at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in Gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations.
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
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2023			December 31, 2022
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$39.6	$(32.1)	$7.5	$—	$—	$—
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	15.5	(15.5)	—	—	—	—
Total derivative instruments		$55.1	$(47.6)	$7.5	$—	$—	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2023			December 31, 2022
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(42.0)	$—	$(42.0)	$(38.0)	$—	$(38.0)
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(32.1)	32.1	—	(50.6)	19.3	(31.3)
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	(13.8)	15.5	1.7	(15.8)	11.3	(4.5)
Total derivative instruments		$(87.9)	$47.6	$(40.3)	$(104.4)	$30.6	$(73.8)
The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of March 31, 2023 or December 31, 2022. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of March 31, 2023 and December 31, 2022, the Company was not required to provide collateral to its counterparties.
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
The cash flow impact of the Company’s derivative activities are included within cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.
Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into crack spread swaps and crude oil swaps that do not qualify as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s crude oil and refined products.

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, related to its derivative instruments not designated as hedges (in millions):

Type of Derivative	Amount of Realized Loss Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(4.0)	$(14.7)
Crack spread swaps	(15.5)	—	38.8	(1.8)
Crude oil swaps	—	—	—	(1.1)
Montana/Renewables segment:
Inventory financing obligation	—	—	6.2	(4.5)
Total	$(15.5)	$—	$41.0	$(22.1)
Derivative Positions
At March 31, 2023, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2023	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	5,500,000	5,500,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2024	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	2,928,000	2,928,000	Barrels

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
Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at March 31, 2023 and December 31, 2022, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.
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
Pension Assets
Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2023 and December 31, 2022, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
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

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$7.5	$7.5	$—	$—	$—	$—
Total derivative assets	$—	$—	$7.5	$7.5	$—	$—	$—	$—
Pension plan investments	$27.3	$—	$—	$27.3	$26.4	$—	$—	$26.4
Total recurring assets at fair value	$27.3	$—	$7.5	$34.8	$26.4	$—	$—	$26.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(40.3)	$(40.3)	$—	$—	$(42.5)	$(42.5)
Crack spread swaps	—	—	—	—	—	—	(31.3)	(31.3)
Total derivative liabilities	$—	$—	$(40.3)	$(40.3)	$—	$—	$(73.8)	$(73.8)
RINs obligation	—	(444.7)	—	(444.7)	—	(476.8)	—	(476.8)
Precious metals obligations	(7.0)	—	—	(7.0)	(7.5)	—	—	(7.5)
Liability awards	(61.5)	—	—	(61.5)	(52.9)	—	—	(52.9)
Total recurring liabilities at fair value	$(68.5)	$(444.7)	$(40.3)	$(553.5)	$(60.4)	$(476.8)	$(73.8)	$(611.0)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Three Months Ended March 31,
	2023	2022
Fair value at January 1,	$(73.8)	$(27.9)
Realized loss on derivative instruments	(15.5)	—
Unrealized gain (loss) on derivative instruments	41.0	(22.1)
Settlements	15.5	—
Fair value at March 31,	$(32.8)	$(50.0)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$41.0	$(22.1)
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

Debt
The estimated fair value of long-term debt at March 31, 2023 and December 31, 2022, consists primarily of senior notes. The estimated fair value of the Company’s 2024 Secured Notes and 2025 and 2027 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, MRL asset financing arrangements, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 - “Long-Term Debt” for further information on long-term debt.
The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

		March 31, 2023		December 31, 2022
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, and 2027 Notes	2	$1,043.3	$1,030.6	$1,045.2	$1,030.0
Revolving credit facility	3	$226.0	$223.1	$104.0	$100.9
MRL revolving credit agreement	3	$18.7	$18.1	$—	$(0.6)
Shreveport terminal asset financing arrangement	3	$56.3	$55.5	$58.2	$57.2
MRL asset financing arrangements	3	$388.1	$386.9	$370.1	$368.8
Finance leases and other obligations	3	$3.2	$3.2	$3.4	$3.4

11. Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$18.8	$(95.5)
Net loss attributable to noncontrolling interest	(9.9)	—
Net income (loss) attributable to partners	$28.7	$(95.5)
Less:
General partner’s interest in net income (loss)	0.6	(1.9)
Net income (loss) attributable to limited partners	$28.1	$(93.6)

Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	79,830,671	79,074,630
Effect of dilutive securities:
Incremental units	109,314	—
Diluted weighted average limited partner units outstanding (1)	79,939,985	79,074,630
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.35	$(1.18)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners' interest	$0.35	$(1.18)

(1)Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the three months ended March 31, 2022.
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
•Montana/Renewables. The Montana/Renewables segment is composed of our Great Falls specialty asphalt facility and our Montana Renewables facility. When our Montana Renewables facility is fully operational, we will process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that we expect to distribute into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 3 - “Summary of Significant Accounting Policies,” of the 2022 Annual Report, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss) attributable to partners; (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss) attributable to partners; (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss) attributable to partners; (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.
Reportable segment information for the three months ended March 31, 2023 and 2022, is as follows (in millions):

Three Months Ended March 31, 2023	Specialty Products and Solutions (1)	Performance Brands (2)	Montana/Renewables (3)	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$738.7	$78.8	$219.4	$—	$—	$1,036.9
Inter-segment sales	5.4	—	—	—	(5.4)	—
Total sales	$744.1	$78.8	$219.4	$—	$(5.4)	$1,036.9

Adjusted EBITDA	$76.4	$16.4	$4.8	$(19.9)	$—	$77.7
Reconciling items to net income attributable to partners:
Depreciation and amortization	15.9	2.5	18.5	0.3	—	37.2
LCM / LIFO loss	1.2	1.5	17.0	—	—	19.7
Interest expense	6.5	—	12.4	30.3	—	49.2
Unrealized gain on derivatives	(34.8)	—	(6.2)	—	—	(41.0)
RINs mark-to-market gain	(30.8)	—	(15.3)	—	—	(46.1)
Other non-recurring expenses						29.5
Equity-based compensation and other items						9.0
Income tax expense						0.5
Noncontrolling interest adjustments						(9.0)
Net income attributable to partners						$28.7

Capital expenditures	$21.5	$0.7	$115.2	$0.1	$—	$137.5
PP&E, net	$380.3	$33.7	$1,126.6	$2.6	$—	$1,543.2

Three months ended March 31, 2022	Specialty Products and Solutions	Performance Brands	Montana/Renewables	Corporate	Eliminations	Consolidated Total
Sales:
External customers	$769.4	$73.2	$255.3	$—	$—	$1,097.9
Inter-segment sales	5.6	—	—	—	(5.6)	—
Total sales	$775.0	$73.2	$255.3	$—	$(5.6)	$1,097.9

Adjusted EBITDA	$28.1	$5.3	$9.0	$(19.1)	$—	$23.3

Reconciling items to net loss attributable to partners:
Depreciation and amortization	15.9	2.8	9.5	2.0	—	30.2
LCM / LIFO gain	(3.4)	—	(2.6)	—	—	(6.0)
Interest expense	10.9	1.1	10.1	29.5	—	51.6
Unrealized loss on derivatives	17.6	—	4.5	—	—	22.1
RINs mark-to-market loss	6.1	—	3.3	—	—	9.4
Other non-recurring expenses						3.8
Equity-based compensation and other items						7.0
Income tax expense						0.7
Net loss attributable to partners						$(95.5)

Capital expenditures	$11.1	$0.6	$65.2	$0.1	$—	$77.0
PP&E, net	$370.3	$34.1	$604.1	$6.7	$—	$1,015.2

(1)For the three months ended March 31, 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $1.1 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.
(2)For the three months ended March 31, 2023, Adjusted EBITDA for the Performance Brands segment included a $5.0 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy.
(3)For the three months ended March 31, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $28.4 million charge to cost of sales in the unaudited condensed consolidated statements of operations for losses under firm purchase commitments.
Geographic Information
International sales accounted for less than ten percent of consolidated sales in the three months ended March 31, 2023 and 2022.

Product Information
The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three Months Ended March 31,
	2023		2022
Specialty Products and Solutions:
Lubricating oils	$215.2	20.8%	$209.5	19.1%
Solvents	106.6	10.3%	92.0	8.4%
Waxes	44.2	4.3%	44.5	4.1%
Fuels, asphalt and other by-products	372.7	35.8%	423.4	38.5%
Total	$738.7	71.2%	$769.4	70.1%
Montana/Renewables:
Gasoline	$42.9	4.1%	$58.6	5.3%
Diesel	32.9	3.2%	116.5	10.6%
Jet fuel	4.9	0.5%	11.4	1.0%
Asphalt, heavy fuel oils and other	20.1	1.9%	68.8	6.4%
Renewable fuels	118.6	11.5%	—	—%
Total	$219.4	21.2%	$255.3	23.3%

Performance Brands:	$78.8	7.6%	$73.2	6.6%

Consolidated sales	$1,036.9	100.0%	$1,097.9	100.0%
Major Customers
During the three months ended March 31, 2023 and 2022, the Company had no customer that represented 10% or greater of consolidated sales.
Major Suppliers
During the three months ended March 31, 2023 and 2022, the Company had two suppliers that supplied approximately 94.4% and 85.1%, respectively, of its crude oil supply.
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

As of March 31, 2023 and December 31, 2022, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of March 31, 2023 and December 31, 2022, respectively.

March 31, 2023	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$5.9	$5.3	$—	$11.2
Accounts receivable	$264.3	$32.6	$—	$296.9
Inventory	$350.6	$104.2	$—	$454.8
Prepaid expenses and other current assets	$13.8	$16.1	$—	$29.9
Property, plant and equipment, net	$752.7	$790.5	$—	$1,543.2
Other noncurrent assets, net	$409.8	$11.6	$—	$421.4
Accounts payable	$299.6	$247.3	$(152.6)	$394.3
Obligations under inventory financing agreements	$145.0	$59.0	$—	$204.0
Other current liabilities	$84.4	$28.3	$—	$112.7
Current portion of long-term debt	$8.4	$12.2	$—	$20.6
Other long-term liabilities	$52.0	$0.9	$—	$52.9
Long-term debt	$1,304.1	$492.7	$(100.0)	$1,696.8
Redeemable noncontrolling interest	$—	$250.0	$—	$250.0
Partners’ capital (deficit)	$(380.4)	$(130.1)	$(15.6)	$(526.1)

December 31, 2022	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$9.4	$25.8	$—	$35.2
Accounts receivable	$259.8	$8.2	$—	$268.0
Inventory	$370.1	$127.9	$—	$498.0
Prepaid expenses and other current assets	$13.2	$6.0	$—	$19.2
Property, plant and equipment, net	$760.7	$721.3	$—	$1,482.0
Other noncurrent assets, net	$428.8	$10.6	$—	$439.4
Accounts payable	$307.6	$265.6	$(130.8)	$442.4
Obligations under inventory financing agreements	$158.2	$63.6	$—	$221.8
Other current liabilities	$100.8	$13.7	$—	$114.5
Current portion of long-term debt	$8.2	$11.8	$—	$20.0
Other long-term liabilities	$59.0	$1.2	$—	$60.2
Long-term debt	$1,183.3	$356.4	$—	$1,539.7
Redeemable noncontrolling interest	$—	$250.0	$—	$250.0
Partners’ capital (deficit)	$(458.6)	$(62.5)	$(16.6)	$(537.7)
For the three months ended March 31, 2023, the Company’s unrestricted subsidiaries had revenue of $118.6 million, operating costs of $164.6 million, which was exclusive of depreciation expense of $8.3 million, selling, general and administrative expense of $3.7 million, other operating expense of $3.0 million, interest expense of $13.0 million, unrealized gain on derivative instruments of $4.2 million, and net loss attributable to noncontrolling interest of $9.9 million.
For the three months ended March 31, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $14.4 million, operating costs of $6.9 million, which was exclusive of depreciation expense of $2.8 million, and interest expense of $11.1 million.

14. Redeemable Noncontrolling Interest
On August 5, 2022 (the “Closing Date”), MRHL issued and sold 12,500,000 preferred units (“Preferred Units”) in MRHL to an affiliate of Warburg Pincus LLC for $250.0 million for an immediate cash payment of $200.0 million and the agreement to pay the remaining $50.0 million in cash not later than October 3, 2022 (the “Deferred Purchase Price”) in exchange for a Percentage Interest of 14.2% in MRHL. The Company received the cash payment for the Deferred Purchase Price on October 3, 2022. The Preferred Units are not interest bearing and carry certain minimum return thresholds.
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
The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the condensed consolidated balance sheets due to the redemption features described above and included a balance of $250.0 million as of March 31, 2023. The Company recorded the Preferred Units at their issuance date fair value, net of issuance costs. We recorded an adjustment for the $9.9 million net loss attributable to noncontrolling interest to accrete the carrying amount to redemption value as of March 31, 2023. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.
The changes in our redeemable noncontrolling interest in MRHL from December 31, 2022 to March 31, 2023 were as follows (in millions).

Redeemable Noncontrolling Interest
Balance at December 31, 2022	$250.0
Net loss attributable to noncontrolling interest	(9.9)
Adjustment to ASC 480 redemption value	9.9
Balance at March 31, 2023	$250.0

15. Subsequent Events
As of April 28, 2023, the fair value of the Company’s derivative instruments have increased by approximately $40.4 million subsequent to March 31, 2023.
MRL Term Loan Credit Agreement
On April 19, 2023, MRL and MRHL entered into a Credit Agreement (the “MRL Term Loan Credit Agreement”) with a group of financial institutions, including I Squared Capital and Delaware Trust Company, as administrative agent, that provides for a $75.0 million term loan facility with a maturity date of April 19, 2028 (the “Maturity Date”). The MRL Term Loan Credit Agreement provides for a variable interest rate based on the SOFR plus 6.0% to 7.3% per annum. The borrowings under the MRL Term Loan Credit Agreement are repayable in quarterly installments commencing on June 30, 2023, in an amount equal to 0.25% of the outstanding principal amount under the MRL Term Loan Credit Agreement as of each quarterly payment date, plus additional principal payments to the extent MRL has excess cash flows, pursuant to the terms of the MRL Term Loan Credit Agreement. The remaining borrowings under the MRL Term Loan Credit Agreement are repayable on the Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2023. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2022 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We also own what we believe is one of North America’s leading renewable diesel and sustainable aviation fuel manufacturing facilities. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.
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
First Quarter 2023 Update
Outlook and Trends
During the first quarter of 2023, a strong margin environment continued to benefit our business. Product demand continued to be strong across the enterprise, and we expect margins to remain elevated above historical averages. Low unemployment, stabilizing raw material and packaging costs, and lower than normal industry inventories point to a continuation of this trend. While the risk of recession and inflation continue to be monitored, our plants and the industry continue to operate at raised utilization rates to meet market demand.
Our Specialty Products and Solutions segment continues to experience elevated margins as we see the benefit of a fully integrated specialty business in this market environment. At our Great Falls renewable fuels facility, we successfully commissioned the renewable hydrogen plant in March of 2023 and we achieved design throughput capacity in early April of 2023. In addition, our legacy Great Falls facility resumed full operations following the planned turnaround associated with the separation and start-up of our renewable fuels facility during the fourth quarter of 2022. Results in our Performance Brands segment improved in the current quarter as input costs continue to stabilize.
As we saw during 2020 with COVID-19 and the start of the global pandemic, our integrated business model and diversified product portfolio provides an advantaged response to changing market conditions. While we are not immune to the impacts of an economic downturn, we believe our specialty business is well positioned to withstand one.
During April of 2023, we completed construction of the feedstock pre-treatment and sustainable aviation fuel units at our Montana Renewables facility. The commissioning of the pre-treatment unit is expected to fully unlock the geographic advantage we have in Montana by providing the ability to procure discounted regional feedstocks, and the commissioning of the sustainable aviation fuel unit will allow Montana Renewables to become the largest SAF producer in North America.
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

Financial Results
We reported net income of $18.8 million in the first quarter 2023 versus a net loss of $95.5 million in the first quarter 2022. We reported Adjusted EBITDA (as defined in Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $77.7 million in the first quarter 2023 versus $23.3 million in the first quarter 2022. We used cash from operating activities of $26.7 million in the first quarter 2023 versus using cash of $2.9 million in the first quarter of 2022, primarily driven by an increase in the cash required for working capital to support the start-up of production at our Montana Renewables facility. This impact was partially offset by an increase of $64.0 million in gross profit between the comparative periods.
Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Specialty Products and Solutions segment Adjusted EBITDA was $76.4 million in the first quarter 2023 versus $28.1 million in the first quarter 2022. Compared to the first quarter of 2022, Specialty Products and Solutions first quarter 2023 segment Adjusted EBITDA was favorably impacted by the strong margin environment experienced during the quarter, which was partially offset by a decrease in sales volumes as our Shreveport facility underwent a small turnaround during the quarter and recovered from the arctic freeze incurred during the quarter.
Montana/Renewables segment Adjusted EBITDA was $4.8 million in the first quarter 2023 versus $9.0 million in the first quarter 2022. Our current quarter results were unfavorably impacted due to higher input and operational costs to support the commissioning of the renewable hydrogen plant, feedstock pre-treatment unit, and SAF unit. As a result of commissioning the feedstock pre-treatment unit, we expect to experience significant benefits for the remainder of the year, as we will capitalize on our unique position to unlock the geographic advantage we have in Montana.
Performance Brands segment Adjusted EBITDA was $16.4 million in the first quarter 2023 versus $5.3 million in the first quarter 2022. Compared to the first quarter of 2022, Performance Brands segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of input costs stabilizing in our branded and consumer markets. Our first quarter results in the Performance Brands segment were also favorably impacted by partial receipt of proceeds from the Company’s business interruption insurance policy recorded in the current year period.
Total Corporate costs represented a loss of $19.9 million of Adjusted EBITDA in the first quarter 2023 versus a loss of $19.1 million of Adjusted EBITDA in the first quarter 2022 due to higher labor and benefits related expenses.
Liquidity Update
As of March 31, 2023, we had total liquidity of $244.9 million comprised of $11.2 million of cash and $233.7 million of availability under our credit facilities. As of March 31, 2023, our revolving credit facilities had a $491.6 million borrowing base, $19.0 million in outstanding standby letters of credit and $244.7 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
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
During the first quarter 2023, we accrued a non-cash benefit of $32.1 million for RINs, as compared to a non-cash expense of $31.1 million for RINs in the first quarter 2022. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.
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

See Note 2 - “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information on the Company’s RINs obligation.
Unrestricted Subsidiaries
See Note 13 - “Unrestricted Subsidiaries” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information regarding certain financial information of our unrestricted subsidiaries.
Key Performance Measures
Our sales and results of operations are principally affected by demand for specialty products, fuel product demand, renewable fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.
Our primary raw materials are crude oil, renewable feedstocks, and other specialty feedstocks, and our primary outputs are specialty consumer-facing and industrial products, specialty branded products, fuel products, and renewable fuel products. The prices of crude oil, specialty products, fuel products, and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel and renewable fuel products. Please read Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
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
Segment Adjusted gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products segment Adjusted gross profit measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze the profitability of the core cash operations of our segments. We define segment Adjusted gross profit as segment gross profit excluding the impact of (a) LCM inventory adjustments; (b) the impact of liquidation of inventory layers calculated using the LIFO method; (c) RINs mark-to-market adjustments; (d) depreciation and amortization; and (e) all extraordinary, unusual or non-recurring items of revenue or cost of sales. During the first quarter of 2023, the CODM changed the definition and calculation of Adjusted gross profit, which we use for evaluating performance, allocating resources and managing the business. The revised definition and calculation of Adjusted gross profit now excludes the impact of all extraordinary, unusual or non-recurring items of revenue or cost of sales (see clause (e) above). Historically, we have made adjustments for these items in our calculation of Adjusted EBITDA and we believe this revised definition of Adjusted gross profit better reflects the performance of our Company’s business segments. Adjusted gross profit has been revised for all periods presented to consistently reflect this change.
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
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended March 31,
	2023	2022	% Change
	(In bpd)
Total sales volume (1)	76,856	90,422	(15.0)%
Total feedstock runs (2)	71,559	88,452	(19.1)%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,297	10,765	(4.3)%
Solvents	8,321	6,977	19.3%
Waxes	1,375	1,519	(9.5)%
Fuels, asphalt and other by-products	34,473	40,429	(14.7)%
Total Specialty Products and Solutions	54,466	59,690	(8.8)%
Montana/Renewables:
Gasoline	4,406	5,020	(12.2)%
Diesel	2,651	9,671	(72.6)%
Jet fuel	509	1,108	(54.1)%
Asphalt, heavy fuel oils and other	4,229	9,865	(57.1)%
Renewable fuels	5,030	—	100.0%
Total Montana/Renewables	16,825	25,664	(34.4)%

Performance Brands	1,931	1,619	19.3%

Total facility production (3)	73,222	86,973	(15.8)%

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Sales	$1,036.9	$1,097.9
Cost of sales	940.2	1,065.2
Gross profit	96.7	32.7
Operating costs and expenses:
Selling	13.5	12.6
General and administrative	37.0	32.6
Other operating expense	3.0	4.8
Operating income (loss)	43.2	(17.3)

Other income (expense):
Interest expense	(49.2)	(51.6)
Gain (loss) on derivative instruments	25.5	(22.1)
Other expense	(0.2)	(3.8)
Total other expense	(23.9)	(77.5)
Net income (loss) before income taxes	19.3	(94.8)
Income tax expense	0.5	0.7
Net income (loss)	$18.8	$(95.5)
Net loss attributable to noncontrolling interest	(9.9)	—
Net income (loss) attributable to partners	$28.7	$(95.5)
EBITDA	$104.9	$(18.9)
Adjusted EBITDA	$77.7	$23.3
Distributable Cash Flow	$5.2	$(43.3)
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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Reconciliation of Net income (loss) attributable to partners to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss) attributable to partners	$28.7	$(95.5)
Add:
Interest expense	49.2	51.6
Depreciation and amortization	29.5	24.3
Income tax expense	0.5	0.7
Noncontrolling interest adjustments	(3.0)	—
EBITDA	$104.9	$(18.9)
Add:
LCM / LIFO (gain) loss	$19.7	$(6.0)
Unrealized (gain) loss on derivative instruments	(41.0)	22.1
Amortization of turnaround costs	7.7	5.9
RINs mark-to-market (gain) loss	(46.1)	9.4
Equity-based compensation and other items	9.0	7.0
Other non-recurring expenses (1)	29.5	3.8
Noncontrolling interest adjustments	(6.0)	—
Adjusted EBITDA	$77.7	$23.3
Less:
Replacement and environmental capital expenditures (2)	$17.2	$8.6
Cash interest expense (3)	47.7	47.5
Turnaround costs	7.1	9.8
Income tax expense	0.5	0.7
Distributable Cash Flow	$5.2	$(43.3)

(1)For the three months ended March 31, 2023, other non-recurring expenses included a $28.4 million charge to cost of sales for losses under firm purchase commitments.
(2)Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(3)Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended March 31, 2023 and 2022
Sales. Sales decreased $61.0 million, or 5.6%, to $1,036.9 million in the three months ended March 31, 2023, from $1,097.9 million in the same period in 2022. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$215.2	$209.5	2.7%
Solvents	106.6	92.0	15.9%
Waxes	44.2	44.5	(0.7)%
Fuels, asphalt and other by-products (1)	372.7	423.4	(12.0)%
Total Specialty Products and Solutions	$738.7	$769.4	(4.0)%
Total Specialty Products and Solutions sales volume (in barrels)	5,179,000	5,517,000	(6.1)%
Average Specialty Products and Solutions sales price per barrel	$142.63	$139.46	2.3%
Montana/Renewables:
Gasoline	$42.9	$58.6	(26.8)%
Diesel	32.9	116.5	(71.8)%
Jet Fuel	4.9	11.4	(57.0)%
Asphalt, heavy fuel oils and other (2)	20.1	68.8	(70.8)%
Renewable fuels	118.6	—	100.0%
Total Montana/Renewables	$219.4	$255.3	(14.1)%
Total Montana/Renewables sales volume (in barrels)	1,611,000	2,488,000	(35.2)%
Average Montana/Renewables sales price per barrel	$136.19	$102.61	32.7%
Performance Brands:
Total Performance Brands (3)	$78.8	$73.2	7.7%
Total Performance Brands sales volume (in barrels)	127,000	133,000	(4.5)%
Average Performance Brands sales price per barrel	$620.47	$550.38	12.7%

Total sales	$1,036.9	$1,097.9	(5.6)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	6,917,000	8,138,000	(15.0)%

(1)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.
The components of the $30.7 million decrease in Specialty Products and Solutions segment sales for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(47.1)
Sales price	16.4
Total Specialty Products and Solutions segment sales decrease	$(30.7)
Specialty Products and Solutions segment sales decreased period over period, primarily due to lower volumes as a result of a small turnaround at our Shreveport facility in the current year period. This impact was partially offset by the higher price environment in the current year period.

The components of the $35.9 million decrease in Montana/Renewables segment sales for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(90.0)
Sales price	54.1
Total Montana/Renewables segment sales decrease	$(35.9)
Montana/Renewables segment sales decreased due to lower volumes as a result of the start-up of the Montana Renewables facility and the impact of modifying our legacy Great Falls specialty asphalt plant to operate at a new and lower nameplate capacity. Lower production volumes during the initial start-up of our Montana Renewables facility were in-line with our sequential commissioning plans for the facility. We achieved designed throughput capacity at our Montana Renewables facility in April of 2023. This impact was partially offset by higher sales prices resulting from sales of higher priced renewable fuels in the current year period.
The components of the $5.6 million increase in Performance Brands segment sales for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(3.6)
Sales price	9.2
Total Performance Brands segment sales increase	$5.6
Performance Brands segment sales increased primarily due to increases in product prices.
Gross Profit. Gross profit increased $64.0 million, or 195.7%, to $96.7 million in the three months ended March 31, 2023, from $32.7 million in the same period in 2022. Gross profit (loss) for our business segments were as follows:

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$110.3	$17.7	523.2%
Percentage of sales	14.9%	2.3%	12.6%
Specialty Products and Solutions gross profit per barrel	$21.30	$3.21	563.6%

Montana/Renewables:
Gross profit (loss)	$(37.2)	$1.7	(2,288.2)%
Percentage of sales	(17.0)%	0.7%	(17.7)%
Montana/Renewables gross profit (loss) per barrel	$(23.09)	$0.68	(3,495.6)%

Performance Brands:
Gross profit	$23.6	$13.3	77.4%
Percentage of sales	29.9%	18.2%	11.7%
Performance Brands gross profit per barrel	$185.83	$100.00	85.8%

Total gross profit	$96.7	$32.7	195.7%
Percentage of sales	9.3%	3.0%	6.3%

The components of the $92.6 million increase in Specialty Products and Solutions segment gross profit for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2022 reported gross profit	$17.7
Cost of materials	57.0
Operating costs	(5.4)
LCM / LIFO inventory adjustments	(4.6)
Volumes	(8.0)
Sales price	16.5
RINs expense	37.1
Three months ended March 31, 2023 reported gross profit	$110.3
The increase in Specialty Products and Solutions segment gross profit for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to stronger specialties and fuels unit margins as a result of strong market demand and the strong margin environment experienced during the current year period. This impact was partially offset by higher operating expenses and lower volumes in the current year period as a result of a small turnaround at our Shreveport facility.
The components of the $38.9 million decrease in Montana/Renewables segment gross profit (loss) for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2022 reported gross profit	$1.7
Cost of materials	(32.0)
Loss on firm purchase commitments	(28.4)
LCM / LIFO inventory adjustments	(19.5)
Volumes	(15.9)
Operating costs	(19.7)
RINs expense	22.6
Sales price	54.0
Three months ended March 31, 2023 reported gross profit (loss)	$(37.2)
The decrease in Montana/Renewables segment gross profit (loss) for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to lower production volumes and higher operating costs associated with the start-up of the newly commissioned Montana Renewables facility and the modification of our legacy Great Falls specialty asphalt facility. This impact was coupled with the unfavorable impact of a charge for losses under firm purchase commitments recorded in the current year period. These impacts were partially offset by higher sales prices resulting from sales of higher priced renewable fuels in the current year period.
The components of the $10.3 million increase in Performance Brands segment gross profit for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2022 reported gross profit	$13.3
Cost of materials	(1.0)
LCM / LIFO inventory adjustments	(1.6)
Volumes	(1.2)
Operating costs	4.9
Sales price	9.2
Three months ended March 31, 2023 reported gross profit	$23.6
The increase in Performance Brands segment gross profit for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily driven by higher unit margins as a result of input costs stabilizing in our branded and consumer markets. The favorable impact for operating costs was the result of partial receipt of proceeds from the Company’s business interruption insurance policy recorded in the current year period.

General and administrative. General and administrative expenses increased $4.4 million, or 13.5%, to $37.0 million in the three months ended March 31, 2023, from $32.6 million in the same period in 2022. The increase was primarily due to a $3.2 million increase in professional services fees and a $2.0 million increase in equity-based compensation related expenses. The increase in professional services fees were primarily related to IT infrastructure support services. The increase in equity-based compensation related expenses were primarily the result of an increase in the Company’s unit price in the current year period in comparison to the prior year comparative period.
Gain (loss) on derivative instruments. There was a $25.5 million gain on derivative instruments in the three months ended March 31, 2023, compared to a $22.1 million loss in the same period in 2022. The change was primarily driven by a $41.0 million unrealized gain, mostly related to the fuel derivative contracts in the current quarter, as compared to a $22.1 million unrealized loss in the prior year comparative period. This impact was partially offset by a $15.5 million realized loss for the settlement of crack spread swap positions in the current year period. There were no settlements of derivative positions in the prior year comparative period.
Liquidity and Capital Resources
General
The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2022 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 7 — “Inventory Financing Agreements” and Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash used in operating activities	$(26.7)	$(2.9)
Net cash used in investing activities	(130.4)	(67.0)
Net cash provided by financing activities	133.1	2.6
Net decrease in cash and cash equivalents	$(24.0)	$(67.3)
Operating Activities. Operating activities used cash of $26.7 million during the three months ended March 31, 2023 compared to using cash of $2.9 million during the same period in 2022, which was primarily driven by an increase in the cash required for working capital to support the start-up of production at our Montana Renewables facility. This impact was partially offset by an increase of $64.0 million in gross profit between the comparative periods.

Investing Activities. Investing activities used cash of $130.4 million during the three months ended March 31, 2023 compared to a use of cash of $67.0 million during the same period in 2022. The change is related to an increase in cash expenditures for additions to property, plant and equipment in the current quarter in comparison to the prior year quarter. The cash expenditures for additions to property, plant and equipment in both periods were mainly related to our Montana Renewables project.
Financing Activities. Financing activities provided cash of $133.1 million in the three months ended March 31, 2023 compared to providing cash of $2.6 million during the same period in 2022. The change is primarily due to higher borrowings under our revolving credit facilities to support our capital project spending and working capital requirements.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2023	2022
	(In millions)
Capital improvement expenditures	$113.2	$58.6
Replacement capital expenditures	13.7	6.9
Environmental capital expenditures	3.5	1.7
Turnaround capital expenditures	7.1	9.8
Total	$137.5	$77.0
2023 Capital Spending Forecast
Excluding MRL capital expenditures, we are forecasting total capital expenditures of approximately $125.0 million to $145.0 million in 2023. In the first quarter of 2023, we commissioned a renewable hydrogen plant at our Montana Renewables facility. During April of 2023, we completed construction of the feedstock pre-treatment unit and SAF unit at our Montana Renewables facility. We financed $150.0 million of the capital expenditures for these projects through our Master Lease Agreement with Stonebriar. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our credit facilities and by accessing capital markets as necessary. Further, we continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our credit facilities or by funding accessed through capital markets. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our credit facilities, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of March 31, 2023, our primary debt and credit instruments consisted of the following:
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
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”);
•$513.5 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
•$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”); and
•$388.1 million of financing through our MRL asset financing arrangements.
We were in compliance with all covenants under the debt instruments in place as of March 31, 2023 and believe we have adequate liquidity to conduct our business.

On April 19, 2023, MRL and MRHL entered into the MRL Term Loan Credit Agreement, that provides for a $75.0 million term loan facility with a maturity date of April 19, 2028. Please refer to Note 15 — “Subsequent Events” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
The borrowing base on our credit facilities increased from approximately $448.5 million as of March 31, 2022, to approximately $491.6 million at March 31, 2023. Our borrowing availability decreased from approximately $401.7 million at March 31, 2022, to approximately $233.7 million at March 31, 2023. Total liquidity, consisting of cash and available funds under our credit facilities, decreased from $412.4 million at March 31, 2022 to $244.9 million at March 31, 2023.
Inventory Financing
On March 10, 2023, MRL and Macquarie entered into an amendment to the MRL Supply and Offtake Agreement (“SOA”) to provide that agreement will expire on September 30, 2023. In connection with the expiration of the MRL SOA, MRL will winddown activities under that agreement. MRL intends to continue to improve its feedstock purchasing processes and to optimize those processes in a way that is more efficient than under the MRL SOA.
On March 20, 2023, Macquarie provided notice of Macquarie’s election of its right to terminate the Shreveport SOA and the Montana SOA, in each case effective December 31, 2023. When the Shreveport SOA and the Montana SOA were entered into, the inventories associated with such agreements were taken out of the Company’s revolving credit facility borrowing base. The Company intends to amend its revolving credit facility to re-include the inventories, subject to approval by the lenders under the revolving credit facility.
Please refer to Note 7 - “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.
Short-Term Liquidity
As of March 31, 2023, our principal sources of short-term liquidity were (i) $233.7 million of availability under our credit facilities, (ii) inventory financing agreements related to the Great Falls facility, Shreveport facility, and Montana Renewables facility and (iii) $11.2 million of cash on hand. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.
From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2023, we had $200.0 million in 2024 Secured Notes, $513.5 million in 2025 Notes, and $325.0 million in 2027 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of March 31, 2023, we had $388.1 million of debt outstanding for our MRL asset financing arrangements and $56.3 million of other debt outstanding for the Shreveport terminal asset financing arrangement. Borrowings under the MRL asset financing arrangements are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.
To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.
For additional information regarding our senior notes, please read Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2022 Annual Report.
Master Derivative Contracts and Collateral Trust Agreement
For additional discussion regarding our master derivative contracts and collateral trust agreement, see “Master Derivative Contracts and Collateral Trust Agreement” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.

Critical Accounting Estimates
For additional discussion regarding our critical accounting estimates, see “Critical Accounting Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.

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

Interest Rate Risk
Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of March 31, 2023 and December 31, 2022, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Financial Instrument:
2024 Secured Notes	$202.0	$199.3	$203.7	$199.3
2025 Notes	$529.6	$509.6	$536.1	$509.2
2027 Notes	$311.7	$321.7	$305.4	$321.5
Revolving credit facility	$226.0	$223.1	$104.0	$100.9
MRL revolving credit facility	$18.7	$18.1	$—	$(0.6)
Shreveport terminal asset financing arrangement	$56.3	$55.5	$58.2	$57.2
MRL asset financing arrangements	$388.1	$386.9	$370.1	$368.8
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility and a $90.0 million revolving credit facility as of March 31, 2023, with borrowings for each revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $244.7 million of outstanding variable rate debt as of March 31, 2023 and $104.0 million of outstanding variable rate debt as of December 31, 2022. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of March 31, 2023, would be expected to have an impact on Net income (loss) of approximately $2.4 million per year.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report.
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

10.1*	Second Amendment to Supply and Offtake Agreement, dated as of March 10, 2023, by and between Macquarie Energy North America Trading Inc. and Montana Renewables, LLC.

10.2*	Change of Control Protection Plan, effective as of March 13, 2023.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of Vincent Donargo.

32.1**	Section 1350 certification of Todd Borgmann and Vincent Donargo.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

		By:	Calumet GP, LLC, its general partner

Date:	May 5, 2023	By:	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)