Form 10-Q
period 2023-06-30
Calumet Specialty Products Partners, L.P.
filed 2023-08-04
CIK 1340122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-51734

Calumet Specialty Products Partners, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-1811116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2780 Waterfront Parkway East Drive, Suite 200
Indianapolis, IN	46214
(Address of Principal Executive Offices)	(Zip Code)

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

On August 4, 2023, there were 79,958,262 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

QUARTERLY REPORT

For the Three and Six Months Ended June 30, 2023

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

PART I

Item 1. Financial Statements

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$36.0	$35.2
Accounts receivable, net:
Trade, less allowance for credit losses of $1.2 million and $1.3 million, respectively	252.8	245.7
Other	62.5	22.3
	315.3	268.0
Inventories	439.9	498.0
Derivative assets	14.7	—
Prepaid expenses and other current assets	41.5	19.2
Total current assets	847.4	820.4
Property, plant and equipment, net	1,536.4	1,482.0
Other noncurrent assets, net	420.4	439.4
Total assets	$2,804.2	$2,741.8
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$278.2	$442.4
Accrued interest payable	35.7	34.6
Accrued salaries, wages and benefits	74.4	93.0
Obligations under inventory financing agreements	213.1	221.8
Current portion of RINs obligation	475.1	399.3
Derivative liabilities	—	26.5
Other current liabilities	99.8	114.5
Current portion of long-term debt	21.9	20.0
Total current liabilities	1,198.2	1,352.1
Other long-term liabilities	54.4	60.2
Long-term RINs obligation, less current portion	25.1	77.5
Long-term debt, less current portion	1,824.3	1,539.7
Total liabilities	$3,102.0	$3,029.5
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$250.0
Partners’ capital (deficit):
Limited partners’ interest (79,958,262 units and 79,189,583 units, issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	$(540.3)	$(529.9)
General partner’s interest	0.7	0.5
Accumulated other comprehensive loss	(8.2)	(8.3)
Total partners’ capital (deficit)	(547.8)	(537.7)
Total liabilities and partners’ capital (deficit)	$2,804.2	$2,741.8

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions, except unit and per unit data)
Sales	$1,017.8	$1,424.0	$2,054.7	$2,521.9
Cost of sales	946.4	1,280.1	1,886.6	2,345.3
Gross profit	71.4	143.9	168.1	176.6
Operating costs and expenses:
Selling	15.5	16.2	29.0	28.8
General and administrative	27.3	22.5	64.3	55.1
Other operating expense	5.2	9.5	8.2	14.3
Operating income	23.4	95.7	66.6	78.4

Other income (expense):
Interest expense	(55.8)	(42.6)	(105.0)	(94.2)
Gain (loss) on derivative instruments	14.3	(67.6)	39.8	(89.7)
Other expense	(5.5)	(0.2)	(5.7)	(4.0)
Total other expense	(47.0)	(110.4)	(70.9)	(187.9)
Net loss before income taxes	(23.6)	(14.7)	(4.3)	(109.5)
Income tax expense	0.4	0.6	0.9	1.3
Net loss	$(24.0)	$(15.3)	$(5.2)	$(110.8)
Net loss attributable to noncontrolling interest	(5.5)	—	(15.4)	—
Net income (loss) attributable to partners	$(18.5)	$(15.3)	$10.2	$(110.8)
Allocation of net income (loss) to partners:
Net income (loss) attributable to partners	$(18.5)	$(15.3)	$10.2	$(110.8)
Less:
General partners’ interest in net income (loss)	(0.4)	(0.3)	0.2	(2.2)
Net income (loss) available to limited partners	$(18.1)	$(15.0)	$10.0	$(108.6)
Weighted average limited partner units outstanding:
Basic	80,152,648	79,424,383	79,992,637	79,241,515
Diluted	80,152,648	79,424,383	80,102,432	79,241,515
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$(0.23)	$(0.19)	$0.13	$(1.37)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$(0.23)	$(0.19)	$0.12	$(1.37)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Net loss	$(24.0)	$(15.3)	$(5.2)	$(110.8)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.1	—	0.1	0.1
Total other comprehensive income	0.1	—	0.1	0.1
Comprehensive loss	$(23.9)	$(15.3)	$(5.1)	$(110.7)
Less: Comprehensive loss attributable to noncontrolling interest	(5.5)	—	(15.4)	—
Comprehensive income (loss) attributable to partners’ capital (deficit)	$(18.4)	$(15.3)	$10.3	$(110.7)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at March 31, 2023	$(8.3)	$1.1	$(518.9)	$(526.1)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(0.4)	(18.1)	(18.5)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.7)	(1.7)
Settlement of phantom units	—	—	3.7	3.7
Amortization of phantom units	—	—	0.2	0.2
Adjustment to ASC 480 redemption value	—	—	(5.5)	(5.5)
Balance at June 30, 2023	$(8.2)	$0.7	$(540.3)	$(547.8)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2022	$(8.3)	$0.5	$(529.9)	$(537.7)
Other comprehensive income	0.1	—	—	0.1
Net income attributable to partners	—	0.2	10.0	10.2
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.6)	(9.6)
Settlement of phantom units	—	—	4.2	4.2
Amortization of phantom units	—	—	0.4	0.4
Adjustment to ASC 480 redemption value	—	—	(15.4)	(15.4)
Balance at June 30, 2023	$(8.2)	$0.7	$(540.3)	$(547.8)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at March 31, 2022	$(10.0)	$1.9	$(455.7)	$(463.8)
Net loss attributable to partners	—	(0.3)	(15.0)	(15.3)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.5)	(0.5)
Settlement of phantom units	—	—	0.4	0.4
Amortization of phantom units	—	—	1.6	1.6
Balance at June 30, 2022	$(10.0)	$1.6	$(469.2)	$(477.6)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(2.2)	(108.6)	(110.8)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Settlement of phantom units	—	—	6.6	6.6
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	2.2	2.2
Balance at June 30, 2022	$(10.0)	$1.6	$(469.2)	$(477.6)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022

	(In millions)
Operating activities
Net loss	$(5.2)	$(110.8)
Non-cash RINs expense	23.4	114.0
Unrealized (gain) loss on derivative instruments	(55.1)	75.6
Other non-cash activities	102.2	54.1
Changes in assets and liabilities	(117.9)	(46.1)
Net cash provided by (used in) operating activities	(52.6)	86.8
Investing activities
Additions to property, plant and equipment	(208.2)	(178.8)
Other investing activities	—	0.2
Net cash used in investing activities	(208.2)	(178.6)
Financing activities
Proceeds from borrowings — revolving credit facility	1,084.8	650.0
Repayments of borrowings — revolving credit facility	(1,101.0)	(650.0)
Proceeds from borrowings — MRL revolving credit agreement	37.2	—
Repayments of borrowings — MRL revolving credit agreement	(18.7)	—
Proceeds from borrowings — senior notes	325.0	325.0
Repayments of borrowings — senior notes	(121.0)	(325.0)
Proceeds from inventory financing	791.2	1,008.4
Payments on inventory financing	(796.6)	(1,014.4)
Proceeds from other financing obligations	95.8	16.7
Payments on other financing obligations	(28.5)	(13.3)
Net cash provided by (used in) financing activities	268.2	(2.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	7.4	(94.4)
Cash, cash equivalents and restricted cash at beginning of period	35.2	121.9
Cash, cash equivalents and restricted cash at end of period	$42.6	$27.5
Cash and cash equivalents	$36.0	$27.5
Restricted cash	$6.6	$—
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$41.7	$116.6

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Calumet Specialty Products Partners, L.P. (the “Company” or “Calumet”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of June 30, 2023, the Company had 79,958,262 limited partner common units and 1,631,801 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”).

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

Restricted cash represents cash that is legally restricted under the MRL Term Loan Credit Agreement, and it is included in prepaid expenses and other current assets in the condensed consolidated balance sheets because it is only available to make principal and interest payments under the terms of the agreement.

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

In September 2022, EPA finalized, and in July 2023, EPA amended, an alternative RIN retirement schedule for small refineries as set forth below:

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

2021	March 31, 2023
2022	December 1, 2023

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

2021-2022 RVO. In October 2022, Calumet applied for SREs for 2021 and 2022 compliance years. In April 2023, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on the Montana and Shreveport refineries’ joint 2021 and 2022 SRE applications. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including petitions submitted by the Company seeking exemptions for program years 2021 and 2022, based on the same approach and analysis described in the June 2022 denials. An effect of the denials is to make the district court actions moot, and the Company expects to file dismissals of those actions. The Company filed appeals of the denials with the Fifth Circuit and D.C. Circuit. The Company intends to request that the D.C. Circuit and the Fifth Circuit add the Montana and Shreveport refineries’ 2021 and 2022 RFS obligations to the stays already in place.

Expenses related to RFS compliance have the potential to remain a significant expense for the Specialty Products and Solutions and Montana/Renewables segments. If legal or regulatory changes occur that have the effect of increasing the RINs Obligation, increasing the market price of RINs, or eliminating or narrowing the availability of SREs, the Company could be required to purchase additional RINs in the open market, which may materially increase the costs related to RFS compliance and could have a material adverse effect on the results of operations and liquidity.

As of June 30, 2023 and December 31, 2022, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $500.2 million and $476.8 million, respectively.

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

Products

The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of June 30, 2023 and December 31, 2022 were $252.8 million and $245.7 million, respectively.

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

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and six months ended June 30, 2023 and 2022, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $60.1 million and $99.9 million higher than the carrying value of inventory as of June 30, 2023 and December 31, 2022, respectively.

On March 31, 2017, June 19, 2017, and November 2, 2022, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 7 - “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities, respectively.

Inventories consist of the following (in millions):

	June 30, 2023			December 31, 2022
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$73.1	$40.5	$113.6	$99.6	$22.5	$122.1
Work in process	69.2	56.4	125.6	62.5	95.7	158.2
Finished goods	121.6	79.1	200.7	137.3	80.4	217.7
	$263.9	$176.0	$439.9	$299.4	$198.6	$498.0
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 - “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended June 30, 2023 and 2022, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $5.8 million and $1.2 million, respectively. During the six months ended June 30, 2023, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $13.9 million. During the six months ended June 30, 2022, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $7.2 million.

5. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 16 years, some of which include options to extend the lease for up to 32 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		June 30,	December 31,
Assets:	Classification:	2023	2022
Operating lease assets	Other noncurrent assets, net	$84.0	$107.5
Finance lease assets	Property, plant and equipment, net (1)	2.5	2.8
Total leased assets		$86.5	$110.3
Liabilities:
Current
Operating	Other current liabilities	$47.1	$70.7
Finance	Current portion of long-term debt	1.0	0.9
Non-current
Operating	Other long-term liabilities	37.5	37.1
Finance	Long-term debt, less current portion	2.2	2.5
Total lease liabilities		$87.8	$111.2
(1)	Finance lease assets are recorded net of accumulated amortization of $4.6 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs:	Classification:	2023	2022	2023	2022
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$16.6	$18.8	$35.6	$37.5
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.6	1.8	4.8	3.8
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	0.1	5.3	2.8	6.0
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.3	0.2	0.5	0.4
Interest on lease liabilities	Interest expense	—	0.1	0.1	1.2
Total lease cost		$19.6	$26.2	$43.8	$48.9
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of June 30, 2023, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2023	$39.8	$0.6	$40.4
2024	21.1	1.2	22.3
2025	14.8	0.8	15.6
2026	6.4	0.7	7.1
2027	4.3	0.2	4.5
Thereafter	7.3	0.1	7.4
Total	$93.7	$3.6	$97.3
Less: Interest	9.1	0.4	9.5
Present value of lease liabilities	$84.6	$3.2	$87.8
Less obligations due within one year	47.1	1.0	48.1
Long-term lease obligation	$37.5	$2.2	$39.7
(1)	As of June 30, 2023, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of June 30, 2023.
(2)	As of June 30, 2023, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of June 30, 2023.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	June 30,	December 31,
Lease Term and Discount Rate:	2023	2022
Weighted-average remaining lease term (years):
Operating leases	2.9	2.7
Finance leases	3.5	3.9
Weighted-average discount rate:
Operating leases	7.2%	6.9%
Finance leases	7.3%	7.1%

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of June 30, 2023 and December 31, 2022, the Company had outstanding standby letters of credit of $15.1 million and $35.8 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At June 30, 2023 and December 31, 2022, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at June 30, 2023 and December 31, 2022).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of June 30, 2023, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2023	$1.9
2024	4.0
2025	4.0
2026	4.0
2027	2.4
Thereafter	—
Total (1)	$16.3
(1)	As of June 30, 2023, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

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

For the three months ended June 30, 2023 and 2022, the Company incurred an expense of $7.6 million and $4.8 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company incurred an expense of $14.6 million and $16.3 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

The Company has provided cash collateral of $20.1 million related to the initial purchase of the Great Falls specialty asphalt facility, Shreveport facility and Montana Renewables facility inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.

The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.25% per annum for the Shreveport facility and both Montana facilities. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. As of June 30, 2023 and December 31, 2022, the Company had $41.7 million and $36.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie advanced the Company an additional $5.0 million, which was paid back to Macquarie by the Company in the first quarter of 2023. No amounts advanced to the Company by Macquarie remained outstanding as of June 30, 2023.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 6.7% and 4.7% for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.	$87.8	$104.0
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 6.8% for the six months ended June 30, 2023.	18.5	—
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the six months ended June 30, 2023 and the year ended December 31, 2022.	179.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the six months ended June 30, 2023 and the year ended December 31, 2022.	413.5	513.5
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the six months ended June 30, 2023 and the year ended December 31, 2022.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% for the six months ended June 30, 2023.	325.0	—
MRL Term Loan Credit Agreement	74.8	—
Shreveport terminal asset financing arrangement	54.5	58.2
MRL asset financing arrangements	385.1	370.1
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	3.2	3.4
Less unamortized debt issuance costs (1)	(16.3)	(12.1)
Less unamortized discounts	(3.9)	(2.4)
Total debt	$1,846.2	$1,559.7
Less current portion of long-term debt	21.9	20.0
Total long-term debt	$1,824.3	$1,539.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $24.2 million and $22.3 million at June 30, 2023 and December 31, 2022, respectively.

9.75% Senior Notes due 2028 (the “2028 Notes”)

On June 27, 2023, the Company issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used a portion of the net proceeds to fund offers (collectively, the “Tender Offers”) to purchase (i) any and all of its outstanding $200.0 million in aggregate principal amount of 2024 Secured Notes (as defined below) and (ii) up to $100.0 million in aggregate principal amount of its outstanding 2025 Notes (as defined below) and pay related premiums and expenses, with the remaining net proceeds to be used for general partnership purposes, including debt repayment. On June 28, 2023, in connection with the early settlement of the Tender Offers, the Company used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums. Interest on the 2028 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024.

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

11.00% Senior Notes due 2025 (the “2025 Notes”) and 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”)

The Company intends to redeem, at some point after July 15, 2023, approximately $179.0 million in aggregate principal amount of 2024 Secured Notes that remain outstanding after the completion of the Tender Offer for the 2024 Secured Notes, at par, plus accrued and unpaid interest to, but not including, the redemption date. In conjunction with the repurchase of the 2024 Secured Notes and 2025 Notes in connection with the Tender Offers described above, the Company recorded a loss from debt extinguishment of $5.2 million, which is reflected in other expense in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Senior Notes

The 2024 Secured Notes, 2025 Notes, 2027 Notes and 2028 Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2023, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

The borrowing capacity at June 30, 2023, under the revolving credit facility was approximately $441.0 million. As of June 30, 2023, the Company had outstanding borrowings of $87.8 million under the revolving credit facility and outstanding standby letters of credit of $15.1 million, leaving approximately $338.1 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below an amount equal to the greater of (i) 10% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of June 30, 2023, the Company was in compliance with all covenants under the revolving credit facility.

MRL Revolving Credit Agreement

On November 2, 2022, MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at June 30, 2023, under the MRL Revolving Credit Agreement was approximately $45.9 million. As of June 30, 2023, MRL had outstanding borrowings of $18.5 million under the MRL Revolving Credit Agreement.

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

Maturities of Long-Term Debt

As of June 30, 2023, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2023	$10.1
2024	202.0
2025	438.6
2026	27.6
2027	475.8
Thereafter	712.3
Total	$1,866.4

9. Derivatives

The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products, natural gas and precious metals. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce the Company’s exposure with respect to:

●	crude oil purchases and sales;
●	fuel product sales and purchases;
●	natural gas purchases;
●	precious metals purchases; and
●	fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”), Light Louisiana Sweet, Western Canadian Select (“WCS”), WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2023			December 31, 2022
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Liabilities
			Offset in the	Presented		Offset in the	Presented
		Gross	Condensed	in the	Gross	Condensed	in the
		Amounts of	Consolidated	Condensed	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$39.3	$(19.1)	$20.2	$—	$—	$—
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	12.6	(12.6)	—	—	—	—
Total derivative instruments		$51.9	$(31.7)	$20.2	$—	$—	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2023			December 31, 2022
				Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
			Offset in the	the		Offset in the	Presented in
		Gross	Condensed	Condensed	Gross	Condensed	the
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(40.7)	$—	$(40.7)	$(38.0)	$—	$(38.0)
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(19.1)	19.1	—	(50.6)	19.3	(31.3)
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	(10.8)	12.6	1.8	(15.8)	11.3	(4.5)
Total derivative instruments		$(70.6)	$31.7	$(38.9)	$(104.4)	$30.6	$(73.8)

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of June 30, 2023 or December 31, 2022. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of June 30, 2023 and December 31, 2022, the Company was not required to provide collateral to its counterparties.

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss)
	Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended June 30,		Three Months Ended June 30,
Type of Derivative	2023	2022	2023	2022
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$1.3	$(10.9)
Crack spread swaps	0.2	(13.3)	12.7	(42.9)
Crude oil swaps	—	(0.8)	—	0.3
Montana/Renewables segment:
Inventory financing obligation	—	—	0.1	—
Total	$0.2	$(14.1)	$14.1	$(53.5)

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Loss Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Six Months Ended June 30,		Six Months Ended June 30,
Type of Derivative	2023	2022	2023	2022
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(2.7)	$(25.6)
Crack spread swaps	(15.3)	(13.3)	51.5	(45.5)
Crude oil swaps	—	(0.8)	—	—
Montana/Renewables segment:
Inventory financing obligation	—	—	6.3	(4.5)
Total	$(15.3)	$(14.1)	$55.1	$(75.6)

Derivative Positions

At June 30, 2023, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by
		Year of Maturity
	Total
	Outstanding
	Notional	2023	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	3,680,000	3,680,000	Barrels

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

10. Fair Value Measurements

In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These tiers include the following:

●	Level 1 — inputs include observable unadjusted quoted prices in active markets for identical assets or liabilities
●	Level 2 — inputs include other than quoted prices in active markets that are either directly or indirectly observable
●	Level 3 — inputs include unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

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

Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at June 30, 2023 and December 31, 2022, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.

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

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At June 30, 2023 and December 31, 2022, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$20.2	$20.2	$—	$—	$—	$—
Total derivative assets	$—	$—	$20.2	$20.2	$—	$—	$—	$—
Pension plan investments	$27.0	$—	$—	$27.0	$26.4	$—	$—	$26.4
Total recurring assets at fair value	$27.0	$—	$20.2	$47.2	$26.4	$—	$—	$26.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(38.9)	$(38.9)	$—	$—	$(42.5)	$(42.5)
Crack spread swaps	—	—	—	—	—	—	(31.3)	(31.3)
Total derivative liabilities	$—	$—	$(38.9)	$(38.9)	$—	$—	$(73.8)	$(73.8)
RINs obligation	—	(500.2)	—	(500.2)	—	(476.8)	—	(476.8)
Precious metals obligations	(6.3)	—	—	(6.3)	(7.5)	—	—	(7.5)
Liability awards	(53.0)	—	—	(53.0)	(52.9)	—	—	(52.9)
Total recurring liabilities at fair value	$(59.3)	$(500.2)	$(38.9)	$(598.4)	$(60.4)	$(476.8)	$(73.8)	$(611.0)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Six Months Ended June 30,
	2023	2022
Fair value at January 1,	$(73.8)	$(27.9)
Realized loss on derivative instruments	(15.3)	(14.1)
Unrealized gain (loss) on derivative instruments	55.1	(75.6)
Settlements	15.3	14.1
Fair value at June 30,	$(18.7)	$(103.5)
Total gain (loss) included in net loss attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of June 30,	$55.1	$(75.6)

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

Debt

The estimated fair value of long-term debt at June 30, 2023 and December 31, 2022, consists primarily of senior notes. The estimated fair value of the Company’s 2024 Secured Notes and 2025, 2027 and 2028 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, MRL asset financing arrangements, MRL term loan credit agreement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 - “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	June 30, 2023			December 31, 2022
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, 2027 Notes, and 2028 Notes	2	$1,239.5	$1,230.5	$1,045.2	$1,030.0
Revolving credit facility	3	$87.8	$85.1	$104.0	$100.9
MRL revolving credit agreement	3	$18.5	$18.0	$—	$(0.6)
MRL term loan credit agreement	3	$74.8	$71.8	$—	—
Shreveport terminal asset financing arrangement	3	$54.5	$53.7	$58.2	$57.2
MRL asset financing arrangements	3	$385.1	$383.9	$370.1	$368.8
Finance leases and other obligations	3	$3.2	$3.2	$3.4	$3.4

11. Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(24.0)	$(15.3)	$(5.2)	$(110.8)
Net loss attributable to noncontrolling interest	(5.5)	—	(15.4)	—
Net income (loss) attributable to partners	$(18.5)	$(15.3)	$10.2	$(110.8)
Less:
General partner’s interest in net income (loss)	(0.4)	(0.3)	0.2	(2.2)
Net income (loss) attributable to limited partners	$(18.1)	$(15.0)	$10.0	$(108.6)
Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	80,152,648	79,424,383	79,992,637	79,241,515
Effect of dilutive securities:
Incremental units	—	—	109,795	—
Diluted weighted average limited partner units outstanding (1)	80,152,648	79,424,383	80,102,432	79,241,515
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$(0.23)	$(0.19)	$0.13	$(1.37)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$(0.23)	$(0.19)	$0.12	$(1.37)
(1)	Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2022.

12. Segments and Related Information

Segment Reporting

The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated by the chief operating decision maker (“CODM”). The Company’s operations are managed by the CODM using the following reportable segments:

●	Specialty Products and Solutions. The Specialty Products and Solutions segment consists of our customer-focused solutions and formulations businesses, covering multiple specialty product lines, anchored by our unique integrated complex in Northwest Louisiana. In this segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products.
●	Montana/Renewables. The Montana/Renewables segment is composed of our Great Falls specialty asphalt facility and our Montana Renewables facility. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.

●	Performance Brands. The Performance Brands segment includes our fast-growing portfolio of high-quality, high-performing brands. In this segment, we blend, package, and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands.
●	Corporate. The Corporate segment primarily consists of general and administrative expenses not allocated to the Montana/Renewables, Specialty Products and Solutions, or Performance Brands segments.

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

Reportable segment information for the three and six months ended June 30, 2023 and 2022, is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended June 30, 2023	Solutions (1)	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$684.1	$85.5	$248.2	$—	$—	$1,017.8
Inter-segment sales	5.2	0.1	—	—	(5.3)	—
Total sales	$689.3	$85.6	$248.2	$—	$(5.3)	$1,017.8

Adjusted EBITDA	$61.0	$12.2	$12.6	$(18.1)	$—	$67.7
Reconciling items to net loss attributable to partners:
Depreciation and amortization	19.3	2.4	20.9	0.2	—	42.8
LCM / LIFO (gain) loss	1.5	0.6	(7.9)	—	—	(5.8)
Interest expense	6.8	0.1	17.5	31.4	—	55.8
Debt extinguishment costs	—	—	—	5.2	—	5.2
Unrealized gain on derivatives	(14.0)	—	(0.1)	—	—	(14.1)
RINs mark-to-market loss	2.2	—	1.4	—	—	3.6
Other non-recurring expenses						3.6
Equity-based compensation and other items						(0.3)
Income tax expense						0.4
Noncontrolling interest adjustments						(5.0)
Net loss attributable to partners						$(18.5)

Capital expenditures	$18.5	$0.3	$64.7	$0.2	$—	$83.7
PP&E, net	$379.9	$33.4	$1,120.9	$2.2	$—	$1,536.4

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended June 30, 2022	Solutions (2) (3)	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$979.2	$80.1	$364.7	$—	$—	$1,424.0
Inter-segment sales	7.0	—	—	—	(7.0)	—
Total sales	$986.2	$80.1	$364.7	$—	$(7.0)	$1,424.0

Adjusted EBITDA	$123.5	$3.7	$68.6	$(20.0)	$—	$175.8
Reconciling items to net loss attributable to partners:
Depreciation and amortization	16.1	2.8	9.5	1.9	—	30.3
LCM / LIFO gain	—	(0.2)	(1.0)	—	—	(1.2)
Interest expense	5.9	—	8.7	28.0	—	42.6
Unrealized loss on derivatives	53.5	—	—	—	—	53.5
RINs mark-to-market loss	44.7	—	24.0	—	—	68.7
Equity-based compensation and other items						(3.4)
Income tax expense						0.6
Net loss attributable to partners						$(15.3)

Capital expenditures	$19.2	$0.3	$99.8	$—	$—	$119.3
PP&E, net	$373.8	$34.1	$737.0	$4.8	$—	$1,149.7

	Specialty
	Products and	Performance	Montana/			Consolidated
Six Months Ended June 30, 2023	Solutions (1)	Brands (4)	Renewables (5)	Corporate	Eliminations	Total
Sales:
External customers	$1,422.8	$164.3	$467.6	$—	$—	$2,054.7
Inter-segment sales	10.6	0.1	—	—	(10.7)	—
Total sales	$1,433.4	$164.4	$467.6	$—	$(10.7)	$2,054.7

Adjusted EBITDA	$137.4	$28.6	$17.4	$(38.0)	$—	$145.4
Reconciling items to net income attributable to partners:
Depreciation and amortization	35.2	4.9	39.4	0.5	—	80.0
LCM / LIFO loss	2.7	2.1	9.1	—	—	13.9
Interest expense	13.3	0.1	29.9	61.7	—	105.0
Debt extinguishment costs	—	—	—	5.2	—	5.2
Unrealized gain on derivatives	(48.8)	—	(6.3)	—	—	(55.1)
RINs mark-to-market gain	(28.6)	—	(13.9)	—	—	(42.5)
Other non-recurring expenses						33.1
Equity-based compensation and other items						8.7
Income tax expense						0.9
Noncontrolling interest adjustments						(14.0)
Net income attributable to partners						$10.2

Capital expenditures	$40.0	$1.0	$179.9	$0.3	$—	$221.2
PP&E, net	$379.9	$33.4	$1,120.9	$2.2	$—	$1,536.4

	Specialty
	Products and	Performance	Montana/			Consolidated
Six Months Ended June 30, 2022	Solutions (2) (3)	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$1,748.6	$153.3	$620.0	$—	$—	$2,521.9
Inter-segment sales	12.6	—	—	—	(12.6)	—
Total sales	$1,761.2	$153.3	$620.0	$—	$(12.6)	$2,521.9

Adjusted EBITDA	$151.6	$9.0	$77.6	$(39.1)	$—	$199.1
Reconciling items to net loss attributable to partners:
Depreciation and amortization	32.0	5.6	19.0	3.9	—	60.5
LCM / LIFO gain	(3.4)	(0.2)	(3.6)	—	—	(7.2)
Interest expense	16.8	1.1	18.8	57.5	—	94.2
Unrealized loss on derivatives	71.1	—	4.5	—	—	75.6
RINs mark-to-market loss	50.8	—	27.3	—	—	78.1
Other non-recurring expenses						3.8
Equity-based compensation and other items						3.6
Income tax expense						1.3
Net loss attributable to partners						$(110.8)

Capital expenditures	$30.3	$0.9	$165.0	$0.1	$—	$196.3
PP&E, net	$373.8	$34.1	$737.0	$4.8	$—	$1,149.7
(1)	For the three and six months ended June 30, 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $1.3 million and $2.4 million gain, respectively, recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.
(2)	For the three and six months ended June 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $13.9 million gain recorded to cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a polar vortex that occurred in 2021 in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional transportation related expenses.
(3)	For the three and six months ended June 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $4.4 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy as a result of damages caused by a polar vortex that occurred in 2021.
(4)	For the six months ended June 30, 2023, Adjusted EBITDA for the Performance Brands segment included a $5.0 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy.
(5)	For the six months ended June 30, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $28.4 million charge to cost of sales in the unaudited condensed consolidated statements of operations for losses under firm purchase commitments.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three and six months ended June 30, 2023 and 2022.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three and six months ended June 30, 2023 and 2022 (dollars in millions):

	Three Months Ended June 30,
	2023		2022
Specialty Products and Solutions:
Lubricating oils	$186.3	18.3%	$245.3	17.2%
Solvents	96.2	9.5%	120.6	8.5%
Waxes	40.2	3.9%	49.8	3.5%
Fuels, asphalt and other by-products	361.4	35.5%	563.5	39.6%
Total	$684.1	67.2%	$979.2	68.8%
Montana/Renewables:
Gasoline	$40.7	4.0%	$67.8	4.8%
Diesel	35.9	3.5%	180.8	12.7%
Jet fuel	5.6	0.6%	14.8	1.0%
Asphalt, heavy fuel oils and other	37.8	3.7%	101.3	7.1%
Renewable fuels	128.2	12.6%	—	—%
Total	$248.2	24.4%	$364.7	25.6%

Performance Brands:	$85.5	8.4%	$80.1	5.6%

Consolidated sales	$1,017.8	100.0%	$1,424.0	100.0%

	Six Months Ended June 30,
	2023		2022
Specialty Products and Solutions:
Lubricating oils	$401.4	19.5%	$454.8	18.0%
Solvents	202.8	9.9%	212.6	8.5%
Waxes	84.4	4.1%	94.3	3.7%
Fuels, asphalt and other by-products	734.2	35.7%	986.9	39.1%
Total	$1,422.8	69.2%	$1,748.6	69.3%
Montana/Renewables:
Gasoline	$83.6	4.1%	$126.4	5.0%
Diesel	68.8	3.3%	297.3	11.9%
Jet fuel	10.5	0.5%	26.2	1.0%
Asphalt, heavy fuel oils and other	57.9	2.8%	170.1	6.7%
Renewable fuels	246.8	12.1%	—	—%
Total	$467.6	22.8%	$620.0	24.6%

Performance Brands:	$164.3	8.0%	$153.3	6.1%

Consolidated sales	$2,054.7	100.0%	$2,521.9	100.0%

Major Customers

During the three and six months ended June 30, 2023 and 2022, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three months ended June 30, 2023 and 2022, the Company had two suppliers that supplied approximately 91.1% and 85.8%, respectively, of its crude oil supply. During the six months ended June 30, 2023 and 2022, the Company had two suppliers that supplied approximately 92.8% and 85.1%, respectively, of its crude oil supply.

13. Unrestricted Subsidiaries

As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means MRHL, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the Company’s general partner’s board of directors as an unrestricted subsidiary, but only to the extent that such subsidiary:

●	has no indebtedness other than non-recourse debt owing to any person other than the Company or any of its restricted subsidiaries, except to the extent permitted by the indentures of the senior notes;
●	is not party to any agreement, contract, arrangement or understanding with the Company or any restricted subsidiary of the Company unless the terms of any such agreement, contract, arrangement or other understanding are no less favorable to the Company or such restricted subsidiary than those that might be obtained at the time from persons who are not affiliates of the Company, except to the extent permitted by the indentures of the senior notes;
●	is a person with respect to which neither the Company nor any of its restricted subsidiaries has any direct or indirect obligation (a) to subscribe for additional equity interests or (b) to maintain or preserve such person’s financial condition or to cause such person to achieve any specified levels of operating results, except to the extent permitted by the indentures of the senior notes; and
●	has not guaranteed or otherwise directly or indirectly provided credit support for any indebtedness of the Company or any of its restricted subsidiaries.

As of June 30, 2023 and December 31, 2022, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of June 30, 2023 and December 31, 2022, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
June 30, 2023	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$32.6	$3.4	$—	$36.0
Accounts receivable	$279.4	$35.9	$—	$315.3
Inventory	$330.2	$109.7	$—	$439.9
Prepaid expenses and other current assets	$19.6	$21.9	$—	$41.5
Property, plant and equipment, net	$747.0	$789.4	$—	$1,536.4
Other noncurrent assets, net	$404.2	$16.2	$—	$420.4
Accounts payable	$242.9	$217.7	$(182.4)	$278.2
Accrued interest payable	$34.4	$1.3	—	35.7
Obligations under inventory financing agreements	$121.4	$91.7	$—	$213.1
Other current liabilities	$90.3	$9.5	$—	$99.8
Current portion of long-term debt	$8.6	$13.3	$—	$21.9
Other long-term liabilities	$50.3	$4.1	$—	$54.4
Long-term debt	$1,363.9	$560.4	$(100.0)	$1,824.3
Redeemable noncontrolling interest	$—	$250.0	$—	$250.0
Partners’ capital (deficit)	$(357.5)	$(171.5)	$(18.8)	$(547.8)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2022	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$9.4	$25.8	$—	$35.2
Accounts receivable	$259.8	$8.2	$—	$268.0
Inventory	$370.1	$127.9	$—	$498.0
Prepaid expenses and other current assets	$13.2	$6.0	$—	$19.2
Property, plant and equipment, net	$760.7	$721.3	$—	$1,482.0
Other noncurrent assets, net	$428.8	$10.6	$—	$439.4
Accounts payable	$307.6	$265.6	$(130.8)	$442.4
Obligations under inventory financing agreements	$158.2	$63.6	$—	$221.8
Other current liabilities	$100.8	$13.7	$—	$114.5
Current portion of long-term debt	$8.2	$11.8	$—	$20.0
Other long-term liabilities	$59.0	$1.2	$—	$60.2
Long-term debt	$1,183.3	$356.4	$—	$1,539.7
Redeemable noncontrolling interest	$—	$250.0	$—	$250.0
Partners’ capital (deficit)	$(456.4)	$(62.5)	$(18.8)	$(537.7)

For the three months ended June 30, 2023, the Company’s unrestricted subsidiaries had revenue of $128.2 million, operating costs of $123.6 million, which was exclusive of depreciation expense of $10.7 million, selling, general and administrative expense of $5.6 million, interest expense of $23.9 million, unrealized loss on derivative instruments of $2.9 million, other income of $0.1 million and net loss attributable to noncontrolling interest of $5.5 million. For the three months ended June 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $28.9 million, operating costs of $7.0 million, which was exclusive of depreciation expense of $3.8 million, and interest expense of $11.2 million.

For the six months ended June 30, 2023, the Company’s unrestricted subsidiaries had revenue of $246.8 million, operating costs of $288.2 million, which was exclusive of depreciation expense of $19.0 million, selling, general and administrative expense of $9.3 million, other operating expense of $3.8 million, interest expense of $36.9 million, unrealized gain on derivative instruments of $1.3 million, other income of $0.1 million and net loss attributable to noncontrolling interest of $15.4 million. For the six months ended June 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $43.2 million, operating costs of $13.9 million, which was exclusive of depreciation expense of $7.5 million, and interest expense of $22.3 million.

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the condensed consolidated balance sheets due to the redemption features described above and included a balance of $250.0 million as of June 30, 2023. The Company recorded the Preferred Units at their issuance date fair value, net of issuance costs. We recorded an adjustment for the $15.4 million net loss attributable to noncontrolling interest to accrete the carrying amount to redemption value as of June 30, 2023. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

The changes in our redeemable noncontrolling interest in MRHL from December 31, 2022 to June 30, 2023 were as follows (in millions).

Redeemable Noncontrolling Interest
Balance at December 31, 2022	$250.0
Net loss attributable to noncontrolling interest	(15.4)
Adjustment to ASC 480 redemption value	15.4
Balance at June 30, 2023	$250.0

15. Subsequent Events

As of July 31, 2023, the fair value of the Company’s derivative instruments have decreased by approximately $46.9 million subsequent to June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and six months ended June 30, 2023. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2022 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Second Quarter 2023 Update

Outlook and Trends

During the second quarter of 2023, a healthy margin environment continued to benefit our business. We experienced strong product demand across most of the enterprise, and we expect margins to remain elevated above historical averages. We believe low unemployment, stabilizing raw material and packaging costs, and lower than normal industry inventories point to a continuation of this trend. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

Our Specialty Products and Solutions segment continues to find itself in an above mid-cycle environment. Market demand is relatively high compared to historical averages, and this business is able to leverage the benefits of a fully integrated specialty business in this market. As expected, margins continued to slowly normalize relative to record highs experienced in 2022. At our Great Falls renewable fuels facility, we successfully commissioned the remainder of the operating units and ramped up throughput to expected levels during the second quarter of 2023. With the commissioning of the sustainable aviation fuel (“SAF”) unit during the second quarter, Montana Renewables became the largest SAF producer in North America. Further, as a result of the start-up of the feedstock pre-treatment unit in Great Falls, we are in the process of rotating our current feedstock mix from treated safety stocks to more cost advantaged untreated feedstocks, which is expected to unlock the advantaged feedstock flexibility gained by having so much feedstock in close proximity to the facility. Results in our Performance Brands segment improved in the current quarter as input costs continue to stabilize, price increases from previous periods have largely held, and industrial volume demand is growing.

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

Financial Results

We reported a net loss of $24.0 million in the second quarter 2023 versus a net loss of $15.3 million in the second quarter 2022. We reported Adjusted EBITDA (as defined in Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $67.7 million in the second quarter 2023 versus $175.8 million in the second quarter 2022. We used cash from operating activities of $25.9 million in the second quarter 2023 versus generating cash from operating activities of $89.7 million in the second quarter of 2022, primarily driven by an increase in the cash required for working capital to support the start-up of production at our Montana Renewables facility.

Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $61.0 million in the second quarter 2023 versus $123.5 million in the second quarter 2022. Compared to the second quarter of 2022, Specialty Products and Solutions second quarter 2023 segment Adjusted EBITDA was unfavorably impacted by lower throughput volumes as a result of the planned turnaround completed at our Cotton Valley facility during the current quarter and unplanned outages caused by the severe weather in Northwest Louisiana throughout the quarter. The specialties and fuels margin environments continue to slowly regress from record highs, but remain strong compared to historical averages and continue to benefit our business.

Montana/Renewables segment Adjusted EBITDA was $12.6 million in the second quarter 2023 versus $68.6 million in the second quarter 2022. Our current quarter results were unfavorably impacted due to lower production volumes as a result of modifying our legacy Great Falls specialty asphalt facility to operate at a new and reduced nameplate capacity as part of the conversion to renewable fuel production. In addition, our current quarter results were unfavorably impacted due to higher material costs, primarily as it related to higher priced pre-treated feedstocks to support the start-up of the feedstock pre-treatment and SAF units. As a result of commissioning these units, we have started to rotate our current feedstock mix from treated feeds that are being reduced from safety stock to advantaged untreated feedstocks, which is expected to unlock the advantaged price and feedstock optionality we have in Montana.

Performance Brands segment Adjusted EBITDA was $12.2 million in the second quarter 2023 versus $3.7 million in the second quarter 2022. Compared to the second quarter of 2022, Performance Brands segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of input costs stabilizing in our branded and consumer markets and an increase in industrial volumes.

Total Corporate costs represented a loss of $18.1 million of Adjusted EBITDA in the second quarter 2023 versus a loss of $20.0 million of Adjusted EBITDA in the second quarter 2022 due to lower labor and benefits related expenses.

Liquidity Update

As of June 30, 2023, we had total liquidity of $401.5 million comprised of $36.0 million of unrestricted cash and $365.5 million of availability under our credit facilities. As of June 30, 2023, our revolving credit facilities had a $486.9 million borrowing base, $15.1 million in outstanding standby letters of credit and $106.3 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.

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

During the second quarter 2023, we recorded an expense of $20.5 million for RINs, as compared to an expense of $83.0 million for RINs in the second quarter 2022. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

●	sales volumes;
●	segment gross profit;
●	segment Adjusted gross profit;
●	segment Adjusted EBITDA; and
●	selling, general and administrative expenses.

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

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(In bpd)			(In bpd)
Total sales volume (1)	79,266	91,524	(13.4)%	78,071	90,978	(14.2)%
Total feedstock runs (2)	74,383	88,363	(15.8)%	72,979	88,408	(17.5)%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,495	10,661	(1.6)%	10,396	10,713	(3.0)%
Solvents	6,053	6,776	(10.7)%	7,181	6,876	4.4%
Waxes	1,314	1,204	9.1%	1,344	1,360	(1.2)%
Fuels, asphalt and other by-products	36,093	38,948	(7.3)%	35,288	39,685	(11.1)%
Total Specialty Products and Solutions	53,955	57,589	(6.3)%	54,209	58,634	(7.5)%
Montana/Renewables:
Gasoline	3,662	4,357	(16.0)%	4,032	4,687	(14.0)%
Diesel	3,105	10,992	(71.8)%	2,879	10,335	(72.1)%
Jet fuel	392	822	(52.3)%	450	964	(53.3)%
Asphalt, heavy fuel oils and other	4,728	11,071	(57.3)%	4,480	10,472	(57.2)%
Renewable fuels	7,312	—	100.0%	6,177	—	100.0%
Total Montana/Renewables	19,199	27,242	(29.5)%	18,018	26,458	(31.9)%

Performance Brands	2,754	1,615	70.5%	2,345	1,617	45.0%

Total facility production (3)	75,908	86,446	(12.2)%	74,572	86,709	(14.0)%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)	The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Sales	$1,017.8	$1,424.0	$2,054.7	$2,521.9
Cost of sales	946.4	1,280.1	1,886.6	2,345.3
Gross profit	71.4	143.9	168.1	176.6
Operating costs and expenses:
Selling	15.5	16.2	29.0	28.8
General and administrative	27.3	22.5	64.3	55.1
Other operating expense	5.2	9.5	8.2	14.3
Operating income	23.4	95.7	66.6	78.4
Other income (expense):
Interest expense	(55.8)	(42.6)	(105.0)	(94.2)
Gain (loss) on derivative instruments	14.3	(67.6)	39.8	(89.7)
Other expense	(5.5)	(0.2)	(5.7)	(4.0)
Total other expense	(47.0)	(110.4)	(70.9)	(187.9)
Net loss before income taxes	(23.6)	(14.7)	(4.3)	(109.5)
Income tax expense	0.4	0.6	0.9	1.3
Net loss	$(24.0)	$(15.3)	$(5.2)	$(110.8)
Net loss attributable to noncontrolling interest	(5.5)	—	(15.4)	—
Net income (loss) attributable to partners	$(18.5)	$(15.3)	$10.2	$(110.8)
EBITDA	$66.1	$52.6	$171.0	$33.7
Adjusted EBITDA	$67.7	$175.8	$145.4	$199.1
Distributable Cash Flow	$(7.8)	$117.7	$(2.6)	$74.4

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

●	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
●	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;
●	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and
●	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Reconciliation of Net income (loss) attributable to partners to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss) attributable to partners	$(18.5)	$(15.3)	$10.2	$(110.8)
Add:
Interest expense	55.8	42.6	105.0	94.2
Depreciation and amortization	33.2	24.7	62.7	49.0
Income tax expense	0.4	0.6	0.9	1.3
Noncontrolling interest adjustments	(4.8)	—	(7.8)	—
EBITDA	$66.1	$52.6	$171.0	$33.7
Add:
LCM / LIFO (gain) loss	$(5.8)	$(1.2)	$13.9	$(7.2)
Unrealized (gain) loss on derivative instruments	(14.1)	53.5	(55.1)	75.6
Debt extinguishment costs	5.2	—	5.2	—
Amortization of turnaround costs	9.6	5.6	17.3	11.5
RINs mark-to-market (gain) loss	3.6	68.7	(42.5)	78.1
Equity-based compensation and other items	(0.3)	(3.4)	8.7	3.6
Other non-recurring expenses (1)	3.6	—	33.1	3.8
Noncontrolling interest adjustments	(0.2)	—	(6.2)	—
Adjusted EBITDA	$67.7	$175.8	$145.4	$199.1
Less:
Replacement and environmental capital expenditures (2)	$14.5	$18.2	$31.7	$26.8
Cash interest expense (3)	54.6	31.6	102.3	79.1
Turnaround costs	6.0	7.7	13.1	17.5
Income tax expense	0.4	0.6	0.9	1.3
Distributable Cash Flow	$(7.8)	$117.7	$(2.6)	$74.4
(1)	For the six months ended June 30, 2023, other non-recurring expenses included a $28.4 million charge to cost of sales for losses under firm purchase commitments.
(2)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(3)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended June 30, 2023 and 2022

Sales. Sales decreased $406.2 million, or 28.5%, to $1,017.8 million in the three months ended June 30, 2023, from $1,424.0 million in the same period in 2022. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2023	2022	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$186.3	$245.3	(24.1)%
Solvents	96.2	120.6	(20.2)%
Waxes	40.2	49.8	(19.3)%
Fuels, asphalt and other by-products (1)	361.4	563.5	(35.9)%
Total Specialty Products and Solutions	$684.1	$979.2	(30.1)%
Total Specialty Products and Solutions sales volume (in barrels)	5,296,000	5,606,000	(5.5)%
Average Specialty Products and Solutions sales price per barrel	$129.17	$174.67	(26.0)%
Montana/Renewables:
Gasoline	$40.7	$67.8	(40.0)%
Diesel	35.9	180.8	(80.1)%
Jet Fuel	5.6	14.8	(62.2)%
Asphalt, heavy fuel oils and other (2)	37.8	101.3	(62.7)%
Renewable fuels	128.2	—	100.0%
Total Montana/Renewables	$248.2	$364.7	(31.9)%
Total Montana/Renewables sales volume (in barrels)	1,779,000	2,581,000	(31.1)%
Average Montana/Renewables sales price per barrel	$139.52	$141.30	(1.3)%
Performance Brands:
Total Performance Brands (3)	$85.5	$80.1	6.7%
Total Performance Brands sales volume (in barrels)	139,000	142,000	(2.1)%
Average Performance Brands sales price per barrel	$615.11	$564.08	9.0%

Total sales	$1,017.8	$1,424.0	(28.5)%
Total sales volume (in barrels)	7,214,000	8,329,000	(13.4)%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $295.1 million decrease in Specialty Products and Solutions segment sales for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(54.2)
Sales price	(240.9)
Total Specialty Products and Solutions segment sales decrease	$(295.1)

Specialty Products and Solutions segment sales decreased period over period, primarily due to lower prices as market prices have slowly regressed from the record high price environment experienced in the prior year comparative period.

The unfavorable volumes impact was the result of a planned turnaround at our Cotton Valley facility, coupled with unplanned outages as a result of the severe weather experienced in Northwest Louisiana throughout the second quarter of 2023.

The components of the $116.5 million decrease in Montana/Renewables segment sales for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Sales price	$(3.4)
Volume	(113.1)
Total Montana/Renewables segment sales decrease	$(116.5)

Montana/Renewables segment sales decreased due to lower volumes as a result of the start-up of the Montana Renewables facility and the impact of modifying our legacy Great Falls specialty asphalt plant to operate at a new and lower nameplate capacity. Ramp-up of operations at our Montana Renewables facility continued in the second quarter of 2023 and the facility achieved designed throughput capacity. The unfavorable impact resulting from a lower price environment for our legacy products was nearly off-set by sales of higher priced renewable fuels in the current year period.

The components of the $5.4 million increase in Performance Brands segment sales for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(2.1)
Sales price	7.5
Total Performance Brands segment sales increase	$5.4

Performance Brands segment sales increased primarily due to increases in product prices.

Gross Profit. Gross profit decreased $72.5 million, or 50.4%, to $71.4 million in the three months ended June 30, 2023, from $143.9 million in the same period in 2022. Gross profit for our business segments were as follows:

	Three Months Ended June 30,
	2023	2022	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$45.3	$88.1	(48.6)%
Percentage of sales	6.6%	9.0%	(2.4)%
Specialty Products and Solutions gross profit per barrel	$8.55	$15.72	(45.6)%
Montana/Renewables:
Gross profit	$4.7	$41.6	(88.7)%
Percentage of sales	1.9%	11.4%	(9.5)%
Montana/Renewables gross profit per barrel	$2.64	$16.12	(83.6)%
Performance Brands:
Gross profit	$21.4	$14.2	50.7%
Percentage of sales	25.0%	17.7%	7.3%
Performance Brands gross profit per barrel	$153.96	$100.00	54.0%

Total gross profit	$71.4	$143.9	(50.4)%
Percentage of sales	7.0%	10.1%	(3.1)%

The components of the $42.8 million decrease in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2022 reported gross profit	$88.1
Cost of materials	199.1
LCM / LIFO inventory adjustments	(1.5)
Volumes	(12.0)
Operating costs	(21.3)
RINs expense	33.8
Sales price	(240.9)
Three months ended June 30, 2023 reported gross profit	$45.3

The decrease in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2023 as compared to the same period in 2022, was primarily due to lower specialties and fuels unit margins as a result of the weaker margin environment experienced during the current year period. This was coupled with the unfavorable impacts of lower volumes and higher operating costs as a combined result of the planned turnaround completed at our Cotton Valley facility in the current quarter and unplanned outages caused by the severe weather in Northwest Louisiana throughout the second quarter of 2023.

The components of the $36.9 million decrease in Montana/Renewables segment gross profit for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2022 reported gross profit	$41.6
Cost of materials	(9.1)
LCM / LIFO inventory adjustments	6.8
Volumes	(32.9)
RINs expense	23.7
Operating costs	(22.0)
Sales price	(3.4)
Three months ended June 30, 2023 reported gross profit	$4.7

The decrease in Montana/Renewables segment gross profit for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to lower production volumes and higher operating costs associated with the start-up of the Montana Renewables facility and the impact of modifying of our legacy Great Falls specialty asphalt facility to operate at a new and lower nameplate capacity. The unfavorable material cost impact was the result of procuring higher priced renewable feedstocks to support the operations at our Montana Renewables facility. With the successful start-up of our feedstock pre-treatment unit in the current quarter, we expect to rotate our current feedstock mix from treated safety stocks to more cost advantaged untreated feedstocks.

The components of the $7.2 million increase in Performance Brands segment gross profit for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2022 reported gross profit	$14.2
Sales price	7.5
Operating costs	(0.1)
LCM / LIFO inventory adjustments	(0.7)
Volume	(0.6)
Cost of materials	1.1
Three months ended June 30, 2023 reported gross profit	$21.4

The increase in Performance Brands segment gross profit for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily driven by higher unit margins as a result of input costs stabilizing in our branded and consumer markets.

General and administrative. General and administrative expenses increased $4.8 million, or 21.3%, to $27.3 million in the three months ended June 30, 2023, from $22.5 million in the same period in 2022. The increase was primarily due to a $3.1 million increase in equity-based compensation related expenses. The increase in equity-based compensation related expenses were primarily the result of an increase in the Company’s unit price in the current year period in comparison to the prior year comparative period.

Gain (loss) on derivative instruments. There was a $14.3 million gain on derivative instruments in the three months ended June 30, 2023, compared to a $67.6 million loss in the same period in 2022. The change was primarily driven by a $12.7 million unrealized gain for our fuel derivative contracts in the current quarter, as compared to a $42.6 million unrealized loss for the fuel derivative contracts that were outstanding in the prior year comparative period. In addition to this, the Company recorded a realized loss of $14.1 million for the settlement of certain fuel derivative contracts in the prior year comparative period.

Changes in Results of Operations for the Six Months Ended June 30, 2023 and 2022

Sales. Sales decreased $467.2 million, or 18.5%, to $2,054.7 million in the six months ended June 30, 2023, from $2,521.9 million in the same period in 2022. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2023	2022	% Change

	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$401.4	$454.8	(11.7)%
Solvents	202.8	212.6	(4.6)%
Waxes	84.4	94.3	(10.5)%
Fuels, asphalt and other by-products (1)	734.2	986.9	(25.6)%
Total Specialty Products and Solutions	$1,422.8	$1,748.6	(18.6)%
Total Specialty Products and Solutions sales volume (in barrels)	10,475,000	11,123,000	(5.8)%
Average Specialty Products and Solutions sales price per barrel	$135.83	$157.21	(13.6)%
Montana/Renewables:
Gasoline	$83.6	$126.4	(33.9)%
Diesel	68.8	297.3	(76.9)%
Jet Fuel	10.5	26.2	(59.9)%
Asphalt, heavy fuel oils and other (2)	57.9	170.1	(66.0)%
Renewable fuels	246.8	—	100.0%
Total Montana/Renewables	$467.6	$620.0	(24.6)%
Total Montana/Renewables sales volume (in barrels)	3,390,000	5,069,000	(33.1)%
Average Montana/Renewables sales price per barrel	$137.94	$122.31	12.8%
Performance Brands:
Total Performance Brands (3)	$164.3	$153.3	7.2%
Total Performance Brands sales volume (in barrels)	266,000	275,000	(3.3)%
Average Performance Brands sales price per barrel	$617.67	$557.45	10.8%

Total sales	$2,054.7	$2,521.9	(18.5)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	14,131,000	16,467,000	(14.2)%

(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $325.8 million decrease in Specialty Products and Solutions segment sales for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(101.9)
Sales price	(223.9)
Total Specialty Products and Solutions segment sales decrease	$(325.8)

Specialty Products and Solutions segment sales decreased period over period, primarily due to the weaker price environment in the current year period and lower throughput. The unfavorable volumes impact was due to planned turnarounds at our Shreveport and Cotton Valley facilities in the current year period and unplanned outages as a result of the severe weather experienced in Northwest Louisiana throughout the second quarter of 2023.

The components of the $152.4 million decrease in Montana/Renewables segment sales for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Sales price	$52.8
Volume	(205.2)
Total Montana/Renewables segment sales decrease	$(152.4)

Montana/Renewables segment sales decreased primarily due to lower volumes as a result of the start-up of the Montana Renewables facility and the impact of modifying our legacy Great Falls asphalt plant to operate at a new and lower nameplate capacity. Lower production volumes during the initial start-up of our Montana Renewables facility were in-line with our sequential commissioning plans for the facility. We achieved designed throughput capacity at our Montana Renewables facility in the second quarter of 2023. These impacts were partially offset by higher sales prices resulting from sales of higher priced renewable fuels in the current year period.

The components of the $11.0 million increase in Performance Brands segment sales for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Sales price	$16.7
Volume	(5.7)
Total Performance Brands segment sales increase	$11.0

Performance Brands segment sales increased primarily due to increases in product prices.

Gross Profit. Gross profit decreased $8.5 million, or 4.8%, to $168.1 million in the six months ended June 30, 2023, from $176.6 million in the same period in 2022. Gross profit (loss) for our business segments were as follows:

	Six Months Ended June 30,
	2023	2022	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$155.6	$105.8	47.1%
Percentage of sales	10.9%	6.1%	4.8%
Specialty Products and Solutions gross profit per barrel	$14.85	$9.51	56.2%
Montana/Renewables:
Gross profit (loss)	$(32.5)	$43.3	(175.1)%
Percentage of sales	(7.0)%	7.0%	(14.0)%
Montana/Renewables gross profit (loss) per barrel	$(9.59)	$8.54	(212.3)%
Performance Brands:
Gross profit	$45.0	$27.5	63.6%
Percentage of sales	27.4%	17.9%	9.5%
Performance Brands gross profit per barrel	$169.17	$100.00	69.2%

Total gross profit	$168.1	$176.6	(4.8)%
Percentage of sales	8.2%	7.0%	1.2%

The components of the $49.8 million increase in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2022 reported gross profit	$105.8
Cost of materials	255.8
Operating costs	(26.8)
LCM / LIFO inventory adjustments	(6.0)
Volumes	(20.2)
Sales price	(223.9)
RINs expense	70.9
Six months ended June 30, 2023 reported gross profit	$155.6

The increase in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to stronger specialties and fuels unit margins as a result of strong market demand and the strong margin environment experienced during the current year period. This impact was partially offset by higher operating expenses and lower volumes in the current year period as a result of planned turnarounds completed at our Shreveport and Cotton Valley facilities and unplanned outages as a result of the severe weather experienced in Northwest Louisiana throughout the second quarter of 2023.

The components of the $75.8 million decrease in Montana/Renewables segment gross profit (loss) for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2022 reported gross profit	$43.3
Cost of materials	(42.1)
Loss on firm purchase commitments	(28.4)
LCM / LIFO inventory adjustments	(12.7)
Volumes	(50.0)
RINs expense	46.3
Operating costs	(41.7)
Sales price	52.8
Six months ended June 30, 2023 reported gross profit (loss)	$(32.5)

The decrease in Montana/Renewables segment gross profit (loss) for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to lower production volumes and higher operating costs associated with the start-up of the Montana Renewables facility and the modification of our legacy Great Falls specialty asphalt facility. This impact was coupled with the unfavorable impact of a charge for losses under firm purchase commitments recorded in the current year period. These impacts were partially offset by higher sales prices resulting from sales of higher priced renewable fuels in the current year period.

The components of the $17.5 million increase in Performance Brands segment gross profit for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2022 reported gross profit	$27.5
Sales price	16.7
Operating costs	4.7
LCM / LIFO inventory adjustments	(2.4)
Volume	(1.5)
Six months ended June 30, 2023 reported gross profit	$45.0

The increase in Performance Brands segment gross profit for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily driven by higher unit margins as a result of input costs stabilizing in our branded and consumer markets. The favorable impact for operating costs was the result of partial receipt of proceeds from the Company’s business interruption insurance policy recorded in the current year period.

General and administrative. General and administrative expenses increased $9.2 million, or 16.7%, to $64.3 million in the six months ended June 30, 2023, from $55.1 million in the same period in 2022. The increase was primarily due to a $5.1 million increase in equity-based compensation related expenses and a $4.2 million increase in professional services fees. The increase in equity-based compensation related expenses were primarily the result of an increase in the Company’s unit price in the current year period in comparison to the prior year comparative period. The increase in professional services fees were primarily related to IT infrastructure support services.

Gain (loss) on derivative instruments. There was a $39.8 million gain on derivative instruments in the six months ended June 30, 2023, compared to a $89.7 million loss in the same period in 2022. The $15.3 million realized loss on derivative instruments in the current year period was primarily due to the settlement of our crack spread swaps positions during the period. The unrealized gain on derivative instruments was primarily the result of a $51.5 million unrealized gain on crack spread swaps positions, coupled with the unrealized gain on the inventory financing embedded derivative of $3.6 million in the current year period, compared to an unrealized loss of $30.1 million in the prior year comparative period.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2023	2022

	(In millions)
Net cash provided by (used) in operating activities	$(52.6)	$86.8
Net cash used in investing activities	(208.2)	(178.6)
Net cash provided by (used in) financing activities	268.2	(2.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7.4	$(94.4)

Operating Activities. Operating activities used cash of $52.6 million during the six months ended June 30, 2023 compared to providing cash of $86.8 million during the same period in 2022. The change was primarily driven by an increase in the cash required for working capital to support the start-up of production at our Montana Renewables facility.

Investing Activities. Investing activities used cash of $208.2 million during the six months ended June 30, 2023 compared to a use of cash of $178.6 million during the same period in 2022. The change is related to an increase in cash expenditures for additions to property, plant and equipment in the current year period in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in both periods were mainly related to our Montana Renewables project.

Financing Activities. Financing activities provided cash of $268.2 million in the six months ended June 30, 2023 compared to using cash of $2.6 million during the same period in 2022. The change is primarily due to the borrowings we received from the issuance of the 2028 Notes and the MRL Term Loan Credit Agreement, partially offset by repayments of our 2024 Secured Notes and 2025 Notes.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Six Months Ended June 30,
	2023	2022

	(In millions)
Capital improvement expenditures	$176.5	$152.0
Replacement capital expenditures	25.4	24.3
Environmental capital expenditures	6.3	2.5
Turnaround capital expenditures	13.1	17.5
Total	$221.3	$196.3

2023 Capital Spending Forecast

Excluding MRL capital expenditures, we are forecasting total capital expenditures of approximately $125.0 million to $145.0 million in 2023. In the first six months of 2023, we commissioned a renewable hydrogen plant, feedstock pre-treatment unit and SAF unit at our Montana Renewables facility. We financed $150.0 million of the capital expenditures for these projects through our Master Lease Agreement with Stonebriar. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our credit facilities and by accessing capital markets as necessary. Further, we continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our credit facilities or by funding accessed through capital markets. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our credit facilities, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities

As of June 30, 2023, our primary debt and credit instruments consisted of the following:

●	$500.0 million senior secured revolving credit facility maturing in January 2027 (“revolving credit facility”);
●	$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
●	$179.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”);
●	$413.5 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.25% Senior Notes due 2028 (“2028 Notes”);
●	$74.8 million of borrowings under our MRL Term Loan Credit Agreement; and
●	$385.1 million of financing through our MRL asset financing arrangements.

We were in compliance with all covenants under the debt instruments in place as of June 30, 2023 and believe we have adequate liquidity to conduct our business.

On June 27, 2023, the Company issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses. On June 28, 2023, the Company used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums, in each case, in connection with the completion of the Company’s tender offers. Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On April 19, 2023, MRL and MRHL entered into the MRL Term Loan Credit Agreement, that provides for a $75.0 million term loan facility with a maturity date of April 19, 2028. Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

The borrowing base on our credit facilities decreased from approximately $500.0 million as of June 30, 2022, to approximately $486.9 million at June 30, 2023. Our borrowing availability decreased from approximately $456.1 million at June 30, 2022, to approximately $365.5 million at June 30, 2023. Total liquidity, consisting of unrestricted cash and available funds under our credit facilities, decreased from $470.1 million at June 30, 2022 to $401.5 million at June 30, 2023.

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

Short-Term Liquidity

As of June 30, 2023, our principal sources of short-term liquidity were (i) $365.5 million of availability under our credit facilities, (ii) inventory financing agreements related to the Great Falls facility, Shreveport facility, and Montana Renewables facility and (iii) $36.0 million of unrestricted cash on hand. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.

From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of June 30, 2023, we had $179.0 million in 2024 Secured Notes, $413.5 million in 2025 Notes, $325.0 million in 2027 Notes, and $325.0 million in 2028 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of June 30, 2023, we had $385.1 million of debt outstanding for our MRL asset financing arrangements, $74.8 million of debt outstanding for our MRL Term Loan Credit Agreement and $54.5 million of other debt outstanding for the Shreveport terminal asset financing arrangement. Borrowings under the MRL asset financing arrangements and MRL Term Loan Credit Agreement are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

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

Commodity Price Risk

Derivative Instruments

We are exposed to price risks due to fluctuations in the price of crude oil, refined products (primarily in our fuel products segment), natural gas and precious metals. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies we use to reduce our risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce our exposure with respect to:

●	crude oil purchases and sales;
●	refined product sales and purchases;
●	natural gas purchases;
●	precious metals; and
●	fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet, WCS, WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of June 30, 2023 and December 31, 2022, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2024 Secured Notes	$179.3	$178.5	$203.7	$199.3
2025 Notes	$429.3	$410.8	$536.1	$509.2
2027 Notes	$310.8	$321.9	$305.4	$321.5
2028 Notes	$320.2	$319.3	$—	$—
Revolving credit facility	$87.8	$85.1	$104.0	$100.9
MRL revolving credit facility	$18.5	$18.0	$—	$(0.6)
MRL Term Loan Credit Agreement	$74.8	$71.8	$—	$—
Shreveport terminal asset financing arrangement	$54.5	$53.7	$58.2	$57.2
MRL asset financing arrangements	$385.1	$383.9	$370.1	$368.8

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility and a $90.0 million revolving credit facility as of June 30, 2023, with borrowings for each revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. In addition, we had $74.8 million of borrowings outstanding under our MRL Term Loan Credit Agreement as of June 30, 2023, with borrowings bearing interest at SOFR plus 6.0% to 7.3% per annum. We had $181.1 million of outstanding variable rate debt as of June 30, 2023 and $104.0 million of outstanding variable rate debt as of December 31, 2022. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of June 30, 2023, would be expected to have an impact on Net income (loss) of approximately $1.8 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

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

4.1

Indenture dated June 27, 2023, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2023 (File No. 000-51734)).

4.2	Form of 9.75% Senior Notes due 2028 (Included in Exhibit 4.1).

10.1*

Credit Agreement dated April 19, 2023, among Montana Renewables, LLC, as Borrower, Montana Renewable Holdings LLC, as Holdings, the lenders from time to time party hereto, and Delaware Trust Company, as Administrative Agent.

10.2*

Collateral Trust and Intercreditor Agreement dated as of April 19, 2023, among Montana Renewables Holdings LLC, as Holdings, Montana Renewables, LLC, as Company, the Other Obligors from time to time party hereto, Delaware Trust Company, as Administrative Agent, the Other Parity Lien Representatives, from time to time party thereto, and Wilmington Trust, National Association, as Collateral Trustee.

10.3*	Amendment No. 1 to Credit Agreement, dated as of April 4, 2023, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender.

10.4*

Amendment No. 2 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement, dated as of April 19, 2023, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender.

10.5*	Amendment No. 3 to Credit Agreement, dated as of July 26, 2023, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of Vincent Donargo.

32.1**	Section 1350 certification of Todd Borgmann and Vincent Donargo.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

	By:	Calumet GP, LLC, its general partner

Date: August 4, 2023	By:	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)