Form 10-Q
period 2023-09-30
Calumet Specialty Products Partners, L.P.
filed 2023-11-09
CIK 1340122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

On November 9, 2023, there were 79,967,363 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

QUARTERLY REPORT

For the Three and Nine Months Ended September 30, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) the effect, impact, potential duration or other implications of supply chain disruptions, global energy shortages and the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations; (ii) demand for finished products in markets we serve; (iii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iv) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (v) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) general economic and political conditions, including inflationary pressures, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) the expected benefits of the Corporate Reorganization (as defined herein) to us and our unitholders; and (xiii) the anticipated completion of the Corporate Reorganization and the timing thereof, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I

Item 1. Financial Statements

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$13.7	$35.2
Accounts receivable, net:
Trade, less allowance for credit losses of $1.3 million and $1.3 million, respectively	285.0	245.7
Other	62.8	22.3
	347.8	268.0
Inventories	447.7	498.0
Derivative assets	5.2	—
Prepaid expenses and other current assets	49.0	19.2
Total current assets	863.4	820.4
Property, plant and equipment, net	1,526.9	1,482.0
Other noncurrent assets, net	414.5	439.4
Total assets	$2,804.8	$2,741.8
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$342.1	$442.4
Accrued interest payable	41.2	34.6
Accrued salaries, wages and benefits	82.9	93.0
Obligations under inventory financing agreements	237.9	221.8
Current portion of RINs obligation	326.3	399.3
Derivative liabilities	—	26.5
Other current liabilities	85.2	114.5
Current portion of long-term debt	204.6	20.0
Total current liabilities	1,320.2	1,352.1
Other long-term liabilities	57.5	60.2
Long-term RINs obligation, less current portion	16.5	77.5
Long-term debt, less current portion	1,608.2	1,539.7
Total liabilities	$3,002.4	$3,029.5
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$250.0
Partners’ capital (deficit):
Limited partners’ interest (79,964,002 units and 79,189,583 units, issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	$(442.3)	$(529.9)
General partner’s interest	2.8	0.5
Accumulated other comprehensive loss	(8.1)	(8.3)
Total partners’ capital (deficit)	(447.6)	(537.7)
Total liabilities and partners’ capital (deficit)	$2,804.8	$2,741.8

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions, except unit and per unit data)
Sales	$1,149.4	$1,165.0	$3,204.1	$3,686.9
Cost of sales	887.8	1,025.7	2,774.4	3,371.0
Gross profit	261.6	139.3	429.7	315.9
Operating costs and expenses:
Selling	12.4	11.6	41.4	40.4
General and administrative	40.2	43.3	104.5	98.4
Other operating (income) expense	(4.1)	2.5	4.1	16.8
Operating income	213.1	81.9	279.7	160.3

Other income (expense):
Interest expense	(58.7)	(41.8)	(163.7)	(136.0)
Debt extinguishment costs	(0.3)	(40.4)	(5.5)	(41.4)
Gain (loss) on derivative instruments	(54.3)	16.5	(14.5)	(73.2)
Other income (expense)	0.6	(0.1)	0.1	(3.1)
Total other expense	(112.7)	(65.8)	(183.6)	(253.7)
Net income (loss) before income taxes	100.4	16.1	96.1	(93.4)
Income tax expense	0.5	1.5	1.4	2.8
Net income (loss)	$99.9	$14.6	$94.7	$(96.2)
Net loss attributable to noncontrolling interest	(3.1)	(1.1)	(18.5)	(1.1)
Net income (loss) attributable to partners	$103.0	$15.7	$113.2	$(95.1)
Allocation of net income (loss) to partners:
Net income (loss) attributable to partners	$103.0	$15.7	$113.2	$(95.1)
Less:
General partners’ interest in net income (loss)	2.1	0.3	2.3	(1.9)
Non-vested share based payments	0.1	0.2	0.1	—
Net income (loss) available to limited partners	$100.8	$15.2	$110.8	$(93.2)
Weighted average limited partner units outstanding:
Basic	80,172,810	79,384,878	80,046,930	79,277,719
Diluted	80,277,483	80,461,600	80,148,519	79,277,719
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$1.26	$0.19	$1.38	$(1.18)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$1.26	$0.19	$1.38	$(1.18)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Net income (loss)	$99.9	$14.6	$94.7	$(96.2)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.1	0.1	0.2	0.2
Total other comprehensive income	0.1	0.1	0.2	0.2
Comprehensive income (loss) attributable to partners’ capital (deficit)	$100.0	$14.7	$94.9	$(96.0)
Less: Comprehensive loss attributable to noncontrolling interest	(3.1)	(1.1)	(18.5)	(1.1)
Comprehensive income (loss) attributable to partners’ capital (deficit)	$103.1	$15.8	$113.4	$(94.9)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at June 30, 2023	$(8.2)	$0.7	$(540.3)	$(547.8)
Other comprehensive income	0.1	—	—	0.1
Net income attributable to partners	—	2.1	100.9	103.0
Amortization of phantom units	—	—	0.2	0.2
Adjustment to ASC 480 redemption value	—	—	(3.1)	(3.1)
Balance at September 30, 2023	$(8.1)	$2.8	$(442.3)	$(447.6)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2022	$(8.3)	$0.5	$(529.9)	$(537.7)
Other comprehensive income	0.2	—	—	0.2
Net income attributable to partners	—	2.3	110.9	113.2
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.6)	(9.6)
Settlement of phantom units	—	—	4.2	4.2
Amortization of phantom units	—	—	0.6	0.6
Adjustment to ASC 480 redemption value	—	—	(18.5)	(18.5)
Balance at September 30, 2023	$(8.1)	$2.8	$(442.3)	$(447.6)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at June 30, 2022	$(10.0)	$1.6	$(469.2)	$(477.6)
Other comprehensive income	0.1	—	—	0.1
Net income attributable to partners	—	0.3	15.4	15.7
Settlement of phantom units	—	—	0.1	0.1
Amortization of phantom units	—	—	1.8	1.8
Adjustment to ASC 480 redemption value	—	—	(5.5)	(5.5)
Balance at September 30, 2022	$(9.9)	$1.9	$(457.4)	$(465.4)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	0.2	—	—	0.2
Net loss attributable to partners	—	(1.9)	(93.2)	(95.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Settlement of phantom units	—	—	6.7	6.7
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	4.0	4.0
Adjustment to ASC 480 redemption value	—	—	(5.5)	(5.5)
Balance at September 30, 2022	$(9.9)	$1.9	$(457.4)	$(465.4)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Operating activities
Net income (loss)	$94.7	$(96.2)
Non-cash RINs (gain) expense	(134.0)	151.3
Unrealized (gain) loss on derivative instruments	(18.8)	47.5
Other non-cash activities	147.4	141.5
Changes in assets and liabilities	(96.7)	(93.4)
Net cash provided by (used in) operating activities	(7.4)	150.7
Investing activities
Additions to property, plant and equipment	(240.3)	(376.3)
Other investing activities	—	0.2
Net cash used in investing activities	(240.3)	(376.1)
Financing activities
Proceeds from borrowings — revolving credit facility	1,585.6	1,139.0
Repayments of borrowings — revolving credit facility	(1,618.5)	(1,052.0)
Proceeds from borrowings — MRL revolving credit agreement	79.0	—
Repayments of borrowings — MRL revolving credit agreement	(79.0)	—
Proceeds from borrowings — senior notes	325.0	325.0
Repayments of borrowings — senior notes	(121.0)	(363.1)
Proceeds from inventory financing	1,229.3	1,598.2
Payments on inventory financing	(1,235.2)	(1,603.6)
Proceeds from sale of redeemable noncontrolling interest in subsidiary	—	200.0
Repayment of MRL credit facility	—	(347.3)
Proceeds from other financing obligations	101.5	279.6
Payments on other financing obligations	(33.8)	(21.8)
Net cash provided by financing activities	232.9	154.0
Net decrease in cash, cash equivalents and restricted cash	(14.8)	(71.4)
Cash, cash equivalents and restricted cash at beginning of period	35.2	121.9
Cash, cash equivalents and restricted cash at end of period	$20.4	$50.5
Cash and cash equivalents	$13.7	$50.5
Restricted cash	$6.7	$—
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$31.7	$121.8

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Calumet Specialty Products Partners, L.P. (the “Company” or “Calumet”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of September 30, 2023, the Company had 79,964,002 limited partner common units and 1,631,918 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”).

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

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption as provided in the Clean Air Act. The Company has historically received the Small Refinery Exemption after qualifying on the merits. Future exemptions are the subject of future annual applications. The RIN obligation is a quantity, and cannot be settled financially.

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

2021-2022 RVO. In October 2022, Calumet applied for SREs for 2021 and 2022 compliance years. In April 2023, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on the Montana and Shreveport refineries’ joint 2021 and 2022 SRE applications. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including petitions submitted by the Company seeking exemptions for program years 2021 and 2022, based on the same approach and analysis described in the June 2022 denials. An effect of the denials is to make the district court actions moot, and the Company voluntarily dismissed those actions. The Company filed appeals of the denials with the Fifth Circuit and D.C. Circuit. In September 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery for its appeal of the denial for program years 2021 and 2022, and in October 2023, the D.C. Circuit granted the Company’s motion for stay relating to the Montana refinery’s appeal of the denial for program years 2021 and 2022.

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

As of September 30, 2023 and December 31, 2022, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $342.8 million and $476.8 million, respectively.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of September 30, 2023 and December 31, 2022 were $285.0 million and $245.7 million, respectively.

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

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and nine months ended September 30, 2023, the Company recorded increases (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations of $7.5 million due to the permanent liquidation of inventory layers. During the three and nine months ended September 30, 2022, the Company recorded decreases (exclusive of LCM adjustments) in cost of sales in the unaudited condensed consolidated statements of operations of $4.7 million due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $104.3 million and $99.9 million higher than the carrying value of inventory as of September 30, 2023 and December 31, 2022, respectively.

On March 31, 2017, June 19, 2017, and November 2, 2022, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks to Macquarie Energy North America Trading Inc. (“Macquarie”) under Supply and Offtake Agreements as described in Note 7 - “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities, respectively.

Inventories consist of the following (in millions):

	September 30, 2023			December 31, 2022
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$71.0	$38.1	$109.1	$99.6	$22.5	$122.1
Work in process	62.4	51.5	113.9	62.5	95.7	158.2
Finished goods	137.3	87.4	224.7	137.3	80.4	217.7
	$270.7	$177.0	$447.7	$299.4	$198.6	$498.0
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 - “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended September 30, 2023 and 2022, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $12.0 million and an increase in cost of sales of $4.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $1.9 million and a decrease in cost of sales of $3.0 million, respectively.

5. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 16 years, some of which include options to extend the lease for up to 32 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		September 30,	December 31,
Assets:	Classification:	2023	2022
Operating lease assets	Other noncurrent assets, net	$75.9	$107.5
Finance lease assets	Property, plant and equipment, net (1)	2.4	2.8
Total leased assets		$78.3	$110.3
Liabilities:
Current
Operating	Other current liabilities	$34.9	$70.7
Finance	Current portion of long-term debt	1.0	0.9
Non-current
Operating	Other long-term liabilities	41.3	37.1
Finance	Long-term debt, less current portion	2.0	2.5
Total lease liabilities		$79.2	$111.2
(1)	Finance lease assets are recorded net of accumulated amortization of $4.7 million and $4.1 million as of September 30, 2023 and December 31, 2022, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs:	Classification:	2023	2022	2023	2022
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$20.1	$18.7	$55.7	$56.2
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.4	2.2	7.2	6.0
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	0.5	7.5	3.3	13.5
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.1	0.2	0.6	0.6
Interest on lease liabilities	Interest expense	0.1	0.1	0.2	1.3
Total lease cost		$23.2	$28.7	$67.0	$77.6
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of September 30, 2023, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2023	$20.4	$0.3	$20.7
2024	24.0	1.2	25.2
2025	18.0	0.8	18.8
2026	9.0	0.7	9.7
2027	6.3	0.2	6.5
Thereafter	8.6	0.1	8.7
Total	$86.3	$3.3	$89.6
Less: Interest	10.1	0.3	10.4
Present value of lease liabilities	$76.2	$3.0	$79.2
Less obligations due within one year	34.9	1.0	35.9
Long-term lease obligation	$41.3	$2.0	$43.3
(1)	As of September 30, 2023, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of September 30, 2023.
(2)	As of September 30, 2023, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of September 30, 2023.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	September 30,	December 31,
Lease Term and Discount Rate:	2023	2022
Weighted-average remaining lease term (years):
Operating leases	3.3	2.7
Finance leases	3.3	3.9
Weighted-average discount rate:
Operating leases	7.6%	6.9%
Finance leases	7.3%	7.1%

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of September 30, 2023 and December 31, 2022, the Company had outstanding standby letters of credit of $18.7 million and $35.8 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At September 30, 2023 and December 31, 2022, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at September 30, 2023 and December 31, 2022).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of September 30, 2023, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2023	$0.9
2024	4.0
2025	4.0
2026	4.0
2027	2.4
Thereafter	—
Total (1)	$15.3
(1)	As of September 30, 2023, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

7. Inventory Financing Agreements

The Company is party to several agreements with Macquarie to support the operations of the Great Falls specialty asphalt facility, the Shreveport facility and the Montana Renewables facility (as amended, the “Supply and Offtake Agreements”). On March 20, 2023, Macquarie provided notice of Macquarie’s election of its right to terminate the Great Falls specialty asphalt facility and Shreveport facility agreements, in each case effective December 31, 2023. The Montana Renewables agreement was amended on September 26, 2023 to change the expiration date to October 3, 2023.

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

For the three months ended September 30, 2023 and 2022, the Company incurred an expense of $8.5 million and $6.2 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company incurred an expense of $23.1 million and $22.5 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

The Company has provided cash collateral of $20.6 million related to the initial purchase of the Great Falls specialty asphalt facility, Shreveport facility and Montana Renewables facility inventory to cover credit risk for future crude oil deliveries and potential liquidation risk if Macquarie exercises its rights and sells the inventory to third parties. The collateral was recorded as a reduction to the obligations.

The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby the Company can defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (up to 90% of the collateral inventory). The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.25% per annum for the Shreveport facility and both Montana facilities. Amounts outstanding under the Deferred Payment Arrangement are included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2023 and December 31, 2022, the Company had $47.0 million and $36.0 million of deferred payments outstanding, respectively. In addition to the Deferred Payment Arrangement, Macquarie advanced the Company an additional $5.0 million, which was paid back to Macquarie by the Company in the first quarter of 2023. No amounts advanced to the Company by Macquarie remained outstanding as of September 30, 2023.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 5.4% and 4.7% for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.	$71.1	$104.0
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 7.9% for the nine months ended September 30, 2023.	—	—
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the nine months ended September 30, 2023 and the year ended December 31, 2022.	179.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the nine months ended September 30, 2023 and the year ended December 31, 2022.	413.5	513.5
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the nine months ended September 30, 2023 and the year ended December 31, 2022.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.0% for the nine months ended September 30, 2023.	325.0	—
MRL Term Loan Credit Agreement	74.6	—
Shreveport terminal asset financing arrangement	52.7	58.2
MRL asset financing arrangements	388.0	370.1
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	3.0	3.4
Less unamortized debt issuance costs (1)	(15.5)	(12.1)
Less unamortized discounts	(3.6)	(2.4)
Total debt	$1,812.8	$1,559.7
Less current portion of long-term debt	204.6	20.0
Total long-term debt	$1,608.2	$1,539.7

(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $25.4 million and $22.3 million at September 30, 2023 and December 31, 2022, respectively.

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

8.125% Senior Notes due 2027 (the “2027 Notes”)

On January 20, 2022, the Company issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used, along with cash on hand, to fund the redemption of $325.0 million aggregate principal amount of its 2023 Senior Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022. In conjunction with the redemption of the 2023 Senior Notes, the Company recorded a loss from debt extinguishment of $1.0 million, which is reflected in debt extinguishment costs in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.

11.00% Senior Notes due 2025 (the “2025 Notes”) and 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”)

The Company intends to redeem approximately $179.0 million in aggregate principal amount of 2024 Secured Notes that remain outstanding after the completion of the Tender Offer for the 2024 Secured Notes, at par, plus accrued and unpaid interest to, but not including, the redemption date. In conjunction with the repurchase of the 2024 Secured Notes and 2025 Notes in connection with the Tender Offers described above, the Company recorded a loss from debt extinguishment of $5.5 million, which is reflected in debt extinguishment costs in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023.

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

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2023, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

MRL Asset Financing Arrangements

On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility. The transactions with Stonebriar described in this paragraph are referred to herein as the “MRL asset financing arrangements.” The Company has recorded the MRL asset financing arrangements as a financial liability in the condensed consolidated balance sheets.

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

The borrowing capacity at September 30, 2023, under the revolving credit facility was approximately $416.3 million. As of September 30, 2023, the Company had outstanding borrowings of $71.1 million under the revolving credit facility and outstanding standby letters of credit of $18.7 million, leaving approximately $326.5 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below an amount equal to the greater of (i) 10% of the Borrowing Base (as defined in the Credit Agreement) then in effect, and (ii) $35.0 million (which amount is subject to increase in proportion to revolving commitment increases), plus the amount of FILO loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of September 30, 2023, the Company was in compliance with all covenants under the revolving credit facility.

MRL Revolving Credit Agreement

On November 2, 2022, MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at

September 30, 2023, under the MRL Revolving Credit Agreement was approximately $37.4 million. As of September 30, 2023, MRL had no outstanding borrowings under the MRL Revolving Credit Agreement.

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

Maturities of Long-Term Debt

As of September 30, 2023, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2023	$5.6
2024	205.2
2025	442.3
2026	31.9
2027	445.5
Thereafter	701.4
Total	$1,831.9

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		September 30, 2023			December 31, 2022
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Liabilities
			Offset in the	Presented		Offset in the	Presented
		Gross	Condensed	in the	Gross	Condensed	in the
		Amounts of	Consolidated	Condensed	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$10.3	$(1.9)	$8.4	$—	$—	$—
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	8.1	(8.1)	—	—	—	—
Total derivative instruments		$18.4	$(10.0)	$8.4	$—	$—	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		September 30, 2023			December 31, 2022
				Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
			Offset in the	the		Offset in the	Presented in
		Gross	Condensed	Condensed	Gross	Condensed	the
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(55.1)	$—	$(55.1)	$(38.0)	$—	$(38.0)
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(1.9)	1.9	—	(50.6)	19.3	(31.3)
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	(16.5)	8.1	(8.4)	(15.8)	11.3	(4.5)
Total derivative instruments		$(73.5)	$10.0	$(63.5)	$(104.4)	$30.6	$(73.8)

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative transactions. The Company does not expect nonperformance on any derivative instruments, however, no assurances can be provided. The Company’s credit exposure related to these derivative instruments is represented by the fair value of contracts reported as derivative assets. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings. The Company primarily executes its derivative instruments with large financial institutions that have ratings of at least A3 and BBB+ by Moody’s and S&P, respectively. In the event of default, the Company would potentially be subject to losses on derivative instruments with mark-to-market gains. The Company requires collateral from its counterparties when the fair value of the derivatives exceeds agreed-upon thresholds in its master derivative contracts with these counterparties. No such collateral was held by the Company as of September 30, 2023 or December 31, 2022. Collateral received from counterparties is reported in other current liabilities, and collateral held by counterparties is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is not netted against derivative assets or liabilities. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument liability. As of September 30, 2023 and December 31, 2022, the Company was not required to provide collateral to its counterparties.

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss)
	Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
Type of Derivative	2023	2022	2023	2022
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(14.4)	$5.0
Crack spread swaps	(18.0)	(11.6)	(11.7)	24.3
Montana/Renewables segment:
Inventory financing obligation	—	—	(10.2)	(1.2)
Total	$(18.0)	$(11.6)	$(36.3)	$28.1

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Loss Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative	2023	2022	2023	2022
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(17.1)	$(20.6)
Crack spread swaps	(33.3)	(24.9)	39.7	(21.2)
Crude oil swaps	—	(0.8)	—	—
Montana/Renewables segment:
Inventory financing obligation	—	—	(3.8)	(5.7)
Total	$(33.3)	$(25.7)	$18.8	$(47.5)

Derivative Positions

At September 30, 2023, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by
		Year of Maturity
	Total
	Outstanding
	Notional	2023	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	1,840,000	1,840,000	Barrels

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

Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at September 30, 2023 and December 31, 2022, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.

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

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2023 and December 31, 2022, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$8.4	$8.4	$—	$—	$—	$—
Total derivative assets	$—	$—	$8.4	$8.4	$—	$—	$—	$—
Pension plan investments	$24.6	$—	$—	$24.6	$26.4	$—	$—	$26.4
Total recurring assets at fair value	$24.6	$—	$8.4	$33.0	$26.4	$—	$—	$26.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(63.5)	$(63.5)	$—	$—	$(42.5)	$(42.5)
Crack spread swaps	—	—	—	—	—	—	(31.3)	(31.3)
Total derivative liabilities	$—	$—	$(63.5)	$(63.5)	$—	$—	$(73.8)	$(73.8)
RINs obligation	—	(342.8)	—	(342.8)	—	(476.8)	—	(476.8)
Precious metals obligations	(6.3)	—	—	(6.3)	(7.5)	—	—	(7.5)
Liability awards	(65.2)	—	—	(65.2)	(52.9)	—	—	(52.9)
Total recurring liabilities at fair value	$(71.5)	$(342.8)	$(63.5)	$(477.8)	$(60.4)	$(476.8)	$(73.8)	$(611.0)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Nine Months Ended September 30,
	2023	2022
Fair value at January 1,	$(73.8)	$(27.9)
Realized loss on derivative instruments	(33.3)	(25.7)
Unrealized gain (loss) on derivative instruments	18.8	(47.5)
Settlements	33.3	25.7
Fair value at September 30,	$(55.0)	$(75.4)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$18.8	$(47.5)

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

Debt

The estimated fair value of long-term debt at September 30, 2023 and December 31, 2022, consists primarily of senior notes. The estimated fair value of the Company’s 2024 Secured Notes and 2025, 2027 and 2028 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, MRL asset financing arrangements, MRL term loan credit agreement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 - “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	September 30, 2023			December 31, 2022
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, 2027 Notes, and 2028 Notes	2	$1,232.4	$1,231.3	$1,045.2	$1,030.0
Revolving credit facility	3	$71.1	$68.6	$104.0	$100.9
MRL revolving credit agreement	3	$—	$(0.6)	$—	$(0.6)
MRL term loan credit agreement	3	$74.6	$71.7	$—	—
Shreveport terminal asset financing arrangement	3	$52.7	$52.0	$58.2	$57.2
MRL asset financing arrangements	3	$388.0	$386.8	$370.1	$368.8
Finance leases and other obligations	3	$3.0	$3.0	$3.4	$3.4

11. Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$99.9	$14.6	$94.7	$(96.2)
Net loss attributable to noncontrolling interest	(3.1)	(1.1)	(18.5)	(1.1)
Net income (loss) attributable to partners	$103.0	$15.7	$113.2	$(95.1)
Less:
General partner’s interest in net income (loss)	2.1	0.3	2.3	(1.9)
Non-vested share based payments	0.1	0.2	0.1	—
Net income (loss) attributable to limited partners	$100.8	$15.2	$110.8	$(93.2)
Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	80,172,810	79,384,878	80,046,930	79,277,719
Effect of dilutive securities:
Incremental units	104,673	1,076,722	101,589	—
Diluted weighted average limited partner units outstanding (1)	80,277,483	80,461,600	80,148,519	79,277,719
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$1.26	$0.19	$1.38	$(1.18)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$1.26	$0.19	$1.38	$(1.18)
(1)	Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the nine months ended September 30, 2022.

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

Reportable segment information for the three and nine months ended September 30, 2023 and 2022, is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended September 30, 2023	Solutions (1)	Brands (2)	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$745.7	$75.2	$328.5	$—	$—	$1,149.4
Inter-segment sales	2.5	0.1	—	—	(2.6)	—
Total sales	$748.2	$75.3	$328.5	$—	$(2.6)	$1,149.4

Adjusted EBITDA	$38.7	$13.2	$38.2	$(14.6)	$—	$75.5
Reconciling items to net income attributable to partners:
Depreciation and amortization	19.0	2.5	21.9	0.3	—	43.7
LCM / LIFO (gain) loss	(4.4)	0.1	(0.2)	—	—	(4.5)
Interest expense	7.1	—	18.4	33.2	—	58.7
Debt extinguishment costs	—	—	—	0.3	—	0.3
Unrealized loss on derivatives	26.2	—	10.1	—	—	36.3
RINs mark-to-market gain	(118.3)	—	(55.1)	—	—	(173.4)
Other non-recurring expenses						2.4
Equity-based compensation and other items						13.8
Income tax expense						0.5
Noncontrolling interest adjustments						(5.3)
Net income attributable to partners						$103.0

Capital expenditures	$25.4	$0.4	$22.1	$0.1	$—	$48.0
PP&E, net	$375.7	$33.2	$1,116.0	$2.0	$—	$1,526.9

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended September 30, 2022	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$934.6	$76.4	$154.0	$—	$—	$1,165.0
Inter-segment sales	7.1	—	—	—	(7.1)	—
Total sales	$941.7	$76.4	$154.0	$—	$(7.1)	$1,165.0

Adjusted EBITDA	$131.7	$8.5	$11.3	$(24.5)	$—	$127.0
Reconciling items to net income attributable to partners:
Depreciation and amortization	15.6	2.9	9.9	1.8	—	30.2
LCM / LIFO (gain) loss	2.1	(0.3)	(2.3)	—	—	(0.5)
Gain on impairment and disposal of assets	—	—	(0.2)	—	—	(0.2)
Interest expense	7.2	—	6.7	27.9	—	41.8
Debt extinguishment costs	—	—	38.3	2.1	—	40.4
Unrealized (gain) loss on derivatives	(29.3)	—	1.2	—	—	(28.1)
RINs mark-to-market loss	9.2	—	5.1	—	—	14.3
Other non-recurring income						(0.2)
Equity-based compensation and other items						13.0
Income tax expense						1.5
Noncontrolling interest adjustments						(0.9)
Net income attributable to partners						$15.7

Capital expenditures	$15.0	$0.7	$196.3	$0.2	$—	$212.2
PP&E, net	$374.6	$34.0	$917.7	$3.1	$—	$1,329.4

	Specialty
	Products and	Performance	Montana/			Consolidated
Nine Months Ended September 30, 2023	Solutions (1)	Brands (2)	Renewables (3)	Corporate	Eliminations	Total
Sales:
External customers	$2,168.5	$239.5	$796.1	$—	$—	$3,204.1
Inter-segment sales	13.1	0.2	—	—	(13.3)	—
Total sales	$2,181.6	$239.7	$796.1	$—	$(13.3)	$3,204.1

Adjusted EBITDA	$176.1	$41.8	$55.6	$(52.6)	$—	$220.9
Reconciling items to net income attributable to partners:
Depreciation and amortization	54.2	7.4	61.3	0.8	—	123.7
LCM / LIFO (gain) loss	(1.7)	2.2	8.9	—	—	9.4
Interest expense	20.4	0.1	48.3	94.9	—	163.7
Debt extinguishment costs	—	—	—	5.5	—	5.5
Unrealized (gain) loss on derivatives	(22.6)	—	3.8	—	—	(18.8)
RINs mark-to-market gain	(146.9)	—	(69.0)	—	—	(215.9)
Other non-recurring expenses						35.5
Equity-based compensation and other items						22.5
Income tax expense						1.4
Noncontrolling interest adjustments						(19.3)
Net income attributable to partners						$113.2

Capital expenditures	$65.4	$1.4	$202.0	$0.4	$—	$269.2
PP&E, net	$375.7	$33.2	$1,116.0	$2.0	$—	$1,526.9

	Specialty
	Products and	Performance	Montana/			Consolidated
Nine Months Ended September 30, 2022	Solutions (4) (5)	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$2,683.2	$229.7	$774.0	$—	$—	$3,686.9
Inter-segment sales	19.7	—	—	—	(19.7)	—
Total sales	$2,702.9	$229.7	$774.0	$—	$(19.7)	$3,686.9

Adjusted EBITDA	$283.3	$17.5	$88.9	$(63.6)	$—	$326.1
Reconciling items to net loss attributable to partners:
Depreciation and amortization	47.6	8.5	28.9	5.7	—	90.7
LCM / LIFO gain	(1.3)	(0.5)	(5.9)	—	—	(7.7)
Gain on impairment and disposal of assets	—	—	(0.2)	—	—	(0.2)
Interest expense	24.0	1.1	25.5	85.4	—	136.0
Debt extinguishment costs	—	—	38.3	3.1	—	41.4
Unrealized loss on derivatives	41.8	—	5.7	—	—	47.5
RINs mark-to-market loss	60.0	—	32.4	—	—	92.4
Other non-recurring expenses						2.6
Equity-based compensation and other items						16.6
Income tax expense						2.8
Noncontrolling interest adjustments						(0.9)
Net loss attributable to partners						$(95.1)

Capital expenditures	$45.3	$1.6	$361.3	$0.3	$—	$408.5
PP&E, net	$374.6	$34.0	$917.7	$3.1	$—	$1,329.4
(1)	For the three and nine months ended September 30, 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $7.1 million and $9.5 million gain, respectively, recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.

(2)	For the three and nine months ended September 30, 2023, Adjusted EBITDA for the Performance Brands segment included a $3.2 million and $8.2 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy.
(3)	For the nine months ended September 30, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $28.4 million charge to cost of sales in the unaudited condensed consolidated statements of operations for losses under firm purchase commitments.
(4)	For the nine months ended September 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $13.9 million gain recorded to cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a polar vortex that occurred in 2021 in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional transportation related expenses.
(5)	For the nine months ended September 30, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $4.4 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy as a result of damages caused by a polar vortex that occurred in 2021.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three and nine months ended September 30, 2023 and 2022.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended September 30,
	2023		2022
Specialty Products and Solutions:
Lubricating oils	$175.8	15.3%	$250.4	21.5%
Solvents	92.1	8.0%	119.2	10.2%
Waxes	40.1	3.5%	50.0	4.3%
Fuels, asphalt and other by-products	437.7	38.1%	515.0	44.1%
Total	$745.7	64.9%	$934.6	80.1%
Montana/Renewables:
Gasoline	$47.9	4.2%	$35.2	3.0%
Diesel	39.9	3.5%	68.4	5.9%
Jet fuel	5.9	0.5%	10.1	0.9%
Asphalt, heavy fuel oils and other	50.2	4.3%	40.3	3.5%
Renewable fuels	184.6	16.1%	—	—%
Total	$328.5	28.6%	$154.0	13.3%

Performance Brands:	$75.2	6.5%	$76.4	6.6%

Consolidated sales	$1,149.4	100.0%	$1,165.0	100.0%

	Nine Months Ended September 30,
	2023		2022
Specialty Products and Solutions:
Lubricating oils	$577.2	18.0%	$705.2	19.1%
Solvents	294.9	9.2%	331.8	9.0%
Waxes	124.5	3.9%	144.3	3.9%
Fuels, asphalt and other by-products	1,171.9	36.6%	1,501.9	40.8%
Total	$2,168.5	67.7%	$2,683.2	72.8%
Montana/Renewables:
Gasoline	$131.6	4.1%	$161.6	4.4%
Diesel	108.7	3.4%	365.7	9.9%
Jet fuel	16.5	0.5%	36.3	1.0%
Asphalt, heavy fuel oils and other	107.9	3.3%	210.4	5.7%
Renewable fuels	431.4	13.5%	—	—%
Total	$796.1	24.8%	$774.0	21.0%

Performance Brands:	$239.5	7.5%	$229.7	6.2%

Consolidated sales	$3,204.1	100.0%	$3,686.9	100.0%

Major Customers

During the three and nine months ended September 30, 2023 and 2022, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three months ended September 30, 2023 and 2022, the Company had two suppliers that supplied approximately 89.0% and 83.8%, respectively, of its crude oil supply. During the nine months ended September 30, 2023 and 2022, the Company had two suppliers that supplied approximately 91.4% and 84.9%, respectively, of its crude oil supply.

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

As of September 30, 2023 and December 31, 2022, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of September 30, 2023 and December 31, 2022, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
September 30, 2023	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$6.1	$7.6	$—	$13.7
Accounts receivable	$307.4	$40.4	$—	$347.8
Inventory	$345.0	$102.7	$—	$447.7
Prepaid expenses and other current assets	$20.7	$28.3	$—	$49.0
Property, plant and equipment, net	$737.9	$789.0	$—	$1,526.9
Other noncurrent assets, net	$397.0	$17.5	$—	$414.5
Accounts payable	$307.4	$283.9	$(249.2)	$342.1
Accrued interest payable	$40.2	$1.0	—	41.2
Obligations under inventory financing agreements	$166.1	$71.8	$—	$237.9
Other current liabilities	$73.0	$12.2	$—	$85.2
Current portion of long-term debt	$187.8	$16.8	$—	$204.6
Other long-term liabilities	$53.7	$3.8	$—	$57.5
Long-term debt	$1,167.0	$541.2	$(100.0)	$1,608.2
Redeemable noncontrolling interest	$—	$250.0	$—	$250.0
Partners’ capital (deficit)	$(233.6)	$(195.2)	$(18.8)	$(447.6)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2022	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$9.4	$25.8	$—	$35.2
Accounts receivable	$259.8	$8.2	$—	$268.0
Inventory	$370.1	$127.9	$—	$498.0
Prepaid expenses and other current assets	$13.2	$6.0	$—	$19.2
Property, plant and equipment, net	$760.7	$721.3	$—	$1,482.0
Other noncurrent assets, net	$428.8	$10.6	$—	$439.4
Accounts payable	$307.6	$265.6	$(130.8)	$442.4
Obligations under inventory financing agreements	$158.2	$63.6	$—	$221.8
Other current liabilities	$100.8	$13.7	$—	$114.5
Current portion of long-term debt	$8.2	$11.8	$—	$20.0
Other long-term liabilities	$59.0	$1.2	$—	$60.2
Long-term debt	$1,183.3	$356.4	$—	$1,539.7
Redeemable noncontrolling interest	$—	$250.0	$—	$250.0
Partners’ capital (deficit)	$(456.4)	$(62.5)	$(18.8)	$(537.7)

For the three months ended September 30, 2023, the Company’s unrestricted subsidiaries had revenue of $184.6 million, operating costs of $164.1 million, which was exclusive of depreciation expense of $11.7 million, selling, general and administrative expense of $5.8 million, interest expense of $22.6 million, unrealized loss on derivative instruments of $4.5 million, other income of $0.6 million and net loss attributable to noncontrolling interest of $3.1 million. For the three months ended September 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $20.3 million, operating costs of $4.6 million, which was exclusive of depreciation expense of $3.8 million, interest expense of $7.1 million, and loss on debt extinguishment of $38.3 million.

For the nine months ended September 30, 2023, the Company’s unrestricted subsidiaries had revenue of $431.4 million, operating costs of $452.3 million, which was exclusive of depreciation expense of $30.7 million, selling, general and administrative expense of $15.1 million, other operating expense of $4.0 million, interest expense of $59.5 million, unrealized loss on derivative instruments of $3.2 million, other income of $0.7 million and net loss attributable to noncontrolling interest of $18.5 million. For the nine months ended September 30, 2022, the Company’s unrestricted subsidiaries had tolling revenue of $63.5 million, operating costs of $18.5 million, which was exclusive of depreciation expense of $11.3 million, interest expense of $29.4 million, and loss on debt extinguishment of $38.3 million.

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the condensed consolidated balance sheets due to the redemption features described above and included a balance of $250.0 million as of September 30, 2023. The Company recorded the Preferred Units at their issuance date fair value, net of issuance costs. We recorded an adjustment for the $18.5 million net loss attributable to noncontrolling interest to accrete the carrying amount to redemption value as of September 30, 2023. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

The changes in our redeemable noncontrolling interest in MRHL from December 31, 2022 to September 30, 2023 were as follows (in millions).

Redeemable Noncontrolling Interest
Balance at December 31, 2022	$250.0
Net loss attributable to noncontrolling interest	(18.5)
Adjustment to ASC 480 redemption value	18.5
Balance at September 30, 2023	$250.0

15. Subsequent Events

As of November 3, 2023, the fair value of the Company’s derivative instruments has changed by approximately $13.0 million subsequent to September 30, 2023.

On October 3, 2023, MRL and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (i) an ISDA 2002 Master Agreement (the “Master Agreement”), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the Schedule to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (the “Master Confirmation” and, together with the Master Agreement, the Schedule and the Credit Support Annex, the “Facility Documents”).  Pursuant to the Facility Documents, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls, Montana refinery, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL.  Wells Fargo agreed to provide MRL total liquidity of up to $120.0 million pursuant to the Facility Documents, subject to the conditions specified in the Facility Documents.

On September 26, 2023, MRL and Macquarie Energy North America Trading Inc. entered into a Fourth Amendment to Supply and Offtake Agreement, dated September 26, 2023 (the “S&O Agreement”), pursuant to which the termination date of the S&O Agreement was extended from September 30, 2023 to October 3, 2023. The S&O Agreement terminated on October 3, 2023. The financing arrangements under the Wells Facility Documents replaced the arrangements under the Macquarie S&O Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2023. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2022 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

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

Recent Developments

On November 9, 2023, we entered into a Partnership Restructuring Agreement (the “Restructuring Agreement”) with our general partner, The Heritage Group and the other owners of our general partner to effectuate a corporate transition of the Company to a new Delaware corporation (“New Calumet”).

Pursuant to the Restructuring Agreement and the transaction documents to be entered into in connection therewith,  at the closing of the transactions contemplated by the Restructuring Agreement (the “Corporate Reorganization”), among other things:

●each common unit representing a limited partnership interest in the Company will be exchanged for one share of New Calumet’s common stock (“Common Stock”);

●all equity interests in our general partner (which currently owns all of our incentive distribution rights and our 2.0% General Partner interest in the Company) will be exchanged for 5.5 million shares of Common Stock and warrants to purchase 2.0 million shares of Common Stock, each exercisable for one share of Common Stock at an exercise price of $20.00 per share and expiring three years from the date of issuance, which shares and warrants will be issued to the owners of our general partner;

●as a result of the Corporate Reorganization, our general partner will become a wholly owned subsidiary of New Calumet, and its incentive distribution rights and 2.0% General Partner interest will be cancelled, and the Company will become a wholly owned subsidiary of New Calumet; the New Calumet Common Stock will continue to trade on Nasdaq.

For additional information, please read our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2023.  Please also read Part II, Item 1A “Risk Factors—The Corporate Reorganization is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Corporate Reorganization, or significant delays in completing the Corporate Reorganization, could negatively affect our business and financial results and the price of our common units or, following the consummation of the Corporate Reorganization, future business and financial results and the price of the common stock.”

Third Quarter 2023 Update

Outlook and Trends

During the third quarter of 2023, our business continued to benefit from a healthy margin environment. Demand for our products remained healthy across most of the enterprise, and we expect margins to continue to be above historical averages. We believe low unemployment, stabilizing raw material and packaging costs, and lower than normal industry inventories point to a continuation of this trend. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

Our Specialty Products and Solutions segment continues to find itself in an above mid-cycle margin environment. Market demand is relatively high compared to historical averages, and we continue to leverage the benefits of our fully integrated specialty business in this market. As expected, margins continued to slowly normalize relative to record highs experienced in the second half of 2022. At our Montana Renewables facility, we identified a leak in the steam recovery system within the renewable hydrogen plant, which limited throughput during the quarter. We are in the process of replacing the steam drum, which is expected to be completed during the fourth quarter. During this period of steam system repairs, MRL will opportunistically pull forward regularly scheduled maintenance into November, which was previously scheduled for early 2024. The Montana Renewables facility is expected to continue to operate at reduced throughput until the system returns to normal operations. Results in our Performance Brands segment continued to trend better versus the prior year as input and packaging costs have stabilized, price increases from previous periods have largely held, and industrial volume demand continues to grow.

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

Financial Results

We reported net income of $99.9 million in the third quarter 2023 versus net income of $14.6 million in the third quarter 2022 and net income attributable to partners of $103.0 million in the third quarter 2023 versus net income attributable to partners of $15.7 million in the third quarter 2022. We reported Adjusted EBITDA (as defined in Note 12 - “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $75.5 million in the third quarter 2023 versus $127.0 million in the third quarter

2022. We generated cash from operating activities of $45.2 million in the third quarter 2023 versus generating cash from operating activities of $63.9 million in the third quarter of 2022.

Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $38.7 million in the third quarter 2023 versus $131.7 million in the third quarter 2022. Compared to the third quarter of 2022, Specialty Products and Solutions third quarter 2023 segment Adjusted EBITDA was unfavorably impacted by lower throughput volumes as a result of required maintenance completed at our Shreveport facility during the quarter, which resulted in a loss of approximately 300,000 barrels of lube oil and wax sales. The specialties and fuels margin environments continue to slowly regress from record highs, but remain strong compared to historical averages and continue to benefit our business.

Montana/Renewables segment Adjusted EBITDA was $38.2 million in the third quarter 2023 versus $11.3 million in the third quarter 2022. Our current quarter results were favorably impacted by higher sales volumes due to the absence of the turnaround that was completed at our Montana specialty asphalt facility in the prior year comparative period. Our current quarter results were unfavorably impacted due to higher material costs, primarily as it related to higher priced pre-treated feedstocks to support the start-up of the feedstock pre-treatment and SAF units. As a result of commissioning these units, we have continued progress to rotate our current feedstock mix from treated feeds that are being reduced from safety stock to advantaged untreated feedstocks, which is expected to unlock the advantaged price and feedstock optionality we have in Montana.

Performance Brands segment Adjusted EBITDA was $13.2 million in the third quarter 2023 versus $8.5 million in the third quarter 2022. Compared to the third quarter of 2022, Performance Brands segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of input costs stabilizing in our branded and consumer markets and an increase in industrial volumes. The segment also benefited from a partial payout of our ongoing business interruption claims and received a $3.2 million insurance payment during the current quarter.

Total Corporate costs represented a loss of $14.6 million of Adjusted EBITDA in the third quarter 2023 versus a loss of $24.5 million of Adjusted EBITDA in the third quarter 2022 due to lower labor and benefits related expenses.

Liquidity Update

As of September 30, 2023, we had total liquidity of $377.6 million comprised of $13.7 million of unrestricted cash and $363.9 million of availability under our credit facilities. As of September 30, 2023, our revolving credit facilities had a $453.7 million borrowing base, $18.7 million in outstanding standby letters of credit and $71.1 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.

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

During the third quarter 2023, we recorded a gain of $157.3 million for RINs, as compared to an expense of $37.3 million for RINs in the third quarter 2022. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(In bpd)			(In bpd)
Total sales volume (1)	82,787	75,789	9.2%	79,660	85,859	(7.2)%
Total feedstock runs (2)	82,409	75,722	8.8%	76,157	84,133	(9.5)%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	9,258	11,681	(20.7)%	10,013	11,039	(9.3)%
Solvents	7,165	7,134	0.4%	7,176	6,963	3.1%
Waxes	1,417	1,611	(12.0)%	1,369	1,445	(5.3)%
Fuels, asphalt and other by-products	42,240	43,716	(3.4)%	37,630	41,043	(8.3)%
Total Specialty Products and Solutions	60,080	64,142	(6.3)%	56,188	60,490	(7.1)%
Montana/Renewables:
Gasoline	3,615	1,675	115.8%	3,892	3,672	6.0%
Diesel	3,140	3,396	(7.5)%	2,967	7,997	(62.9)%
Jet fuel	526	714	(26.3)%	476	880	(45.9)%
Asphalt, heavy fuel oils and other	4,461	3,630	22.9%	4,474	8,165	(45.2)%
Renewable fuels	7,455	—	100.0%	6,607	—	100.0%
Total Montana/Renewables	19,197	9,415	103.9%	18,416	20,714	(11.1)%

Performance Brands	3,066	1,299	136.0%	2,588	1,510	71.4%

Total facility production (3)	82,343	74,856	10.0%	77,192	82,714	(6.7)%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)	The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Sales	$1,149.4	$1,165.0	$3,204.1	$3,686.9
Cost of sales	887.8	1,025.7	2,774.4	3,371.0
Gross profit	261.6	139.3	429.7	315.9
Operating costs and expenses:
Selling	12.4	11.6	41.4	40.4
General and administrative	40.2	43.3	104.5	98.4
Other operating (income) expense	(4.1)	2.5	4.1	16.8
Operating income	213.1	81.9	279.7	160.3
Other income (expense):
Interest expense	(58.7)	(41.8)	(163.7)	(136.0)
Debt extinguishment costs	(0.3)	(40.4)	(5.5)	(41.4)
Gain (loss) on derivative instruments	(54.3)	16.5	(14.5)	(73.2)
Other income (expense):	0.6	(0.1)	0.1	(3.1)
Total other expense	(112.7)	(65.8)	(183.6)	(253.7)
Net income (loss) before income taxes	100.4	16.1	96.1	(93.4)
Income tax expense	0.5	1.5	1.4	2.8
Net income (loss)	$99.9	$14.6	$94.7	$(96.2)
Net loss attributable to noncontrolling interest	(3.1)	(1.1)	(18.5)	(1.1)
Net income (loss) attributable to partners	$103.0	$15.7	$113.2	$(95.1)
EBITDA	$191.6	$83.4	$362.6	$117.1
Adjusted EBITDA	$75.5	$127.0	$220.9	$326.1
Distributable Cash Flow	$(19.9)	$43.8	$(22.5)	$118.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Reconciliation of Net income (loss) attributable to partners to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss) attributable to partners	$103.0	$15.7	$113.2	$(95.1)
Add:
Interest expense	58.7	41.8	163.7	136.0
Depreciation and amortization	34.0	25.3	96.7	74.3
Income tax expense	0.5	1.5	1.4	2.8
Noncontrolling interest adjustments	(4.6)	(0.9)	(12.4)	(0.9)
EBITDA	$191.6	$83.4	$362.6	$117.1
Add:
LCM / LIFO (gain) loss	$(4.5)	$(0.5)	$9.4	$(7.7)
Unrealized (gain) loss on derivative instruments	36.3	(28.1)	(18.8)	47.5
Debt extinguishment costs	0.3	40.4	5.5	41.4
Amortization of turnaround costs	9.7	4.9	27.0	16.4
Gain on impairment and disposal of assets	—	(0.2)	—	(0.2)
RINs mark-to-market (gain) loss	(173.4)	14.3	(215.9)	92.4
Equity-based compensation and other items	13.8	13.0	22.5	16.6
Other non-recurring (income) expenses (1)	2.4	(0.2)	35.5	2.6
Noncontrolling interest adjustments	(0.7)	—	(6.9)	—
Adjusted EBITDA	$75.5	$127.0	$220.9	$326.1
Less:
Replacement and environmental capital expenditures (2)	$21.9	$26.5	$53.6	$53.3
Cash interest expense (3)	57.2	40.5	159.5	119.6
Turnaround costs	15.8	14.7	28.9	32.2
Income tax expense	0.5	1.5	1.4	2.8
Distributable Cash Flow	$(19.9)	$43.8	$(22.5)	$118.2
(1)	For the nine months ended September 30, 2023, other non-recurring expenses included a $28.4 million charge to cost of sales for losses under firm purchase commitments.
(2)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(3)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended September 30, 2023 and 2022

Sales. Sales decreased $15.6 million, or 1.3%, to $1,149.4 million in the three months ended September 30, 2023, from $1,165.0 million in the same period in 2022. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2023	2022	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$175.8	$250.4	(29.8)%
Solvents	92.1	119.2	(22.7)%
Waxes	40.1	50.0	(19.8)%
Fuels, asphalt and other by-products (1)	437.7	515.0	(15.0)%
Total Specialty Products and Solutions	$745.7	$934.6	(20.2)%
Total Specialty Products and Solutions sales volume (in barrels)	5,524,000	5,699,000	(3.1)%
Average Specialty Products and Solutions sales price per barrel	$134.99	$163.99	(17.7)%
Montana/Renewables:
Gasoline	$47.9	$35.2	36.1%
Diesel	39.9	68.4	(41.7)%
Jet Fuel	5.9	10.1	(41.6)%
Asphalt, heavy fuel oils and other (2)	50.2	40.3	24.6%
Renewable fuels	184.6	—	100.0%
Total Montana/Renewables	$328.5	$154.0	113.3%
Total Montana/Renewables sales volume (in barrels)	1,961,000	1,151,000	70.4%
Average Montana/Renewables sales price per barrel	$167.52	$133.80	25.2%
Performance Brands:
Total Performance Brands (3)	$75.2	$76.4	(1.6)%
Total Performance Brands sales volume (in barrels)	131,000	122,000	7.4%
Average Performance Brands sales price per barrel	$574.05	$626.23	(8.3)%

Total sales	$1,149.4	$1,165.0	(1.3)%
Total sales volume (in barrels)	7,616,000	6,972,000	9.2%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $188.9 million decrease in Specialty Products and Solutions segment sales for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(28.7)
Sales price	(160.2)
Total Specialty Products and Solutions segment sales decrease	$(188.9)

Specialty Products and Solutions segment sales decreased period over period, primarily due to lower prices as market prices have slowly regressed from the record high price environment experienced in the prior year comparative period.

The unfavorable volumes impact was the result of required maintenance completed at our Shreveport facility during the quarter, which resulted in a loss of approximately 300,000 barrels of lube oil and wax sales.

The components of the $174.5 million increase in Montana/Renewables segment sales for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Sales price	$66.1
Volume	108.4
Total Montana/Renewables segment sales increase	$174.5

Montana/Renewables segment sales increased due to higher production volumes as the legacy specialty asphalt facility operated at a higher utilization during the current year quarter in comparison to the prior year comparative period. The facility completed a turnaround during the same period of 2022, which reduced production rates and sales volumes. Additionally, the Montana Renewables facility was operating during the current year quarter, but was still under construction during the prior year comparative period. The favorable price impact was primarily the result of selling higher priced renewable fuels products in the current year period.

The components of the $1.2 million decrease in Performance Brands segment sales for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Volume	$5.1
Sales price	(6.3)
Total Performance Brands segment sales decrease	$(1.2)

Performance Brands segment sales decreased due to lower prices as a result of product mix. The unfavorable price impact was partially offset by an increase in sales volumes.

Gross Profit. Gross profit increased $122.3 million, or 87.8%, to $261.6 million in the three months ended September 30, 2023, from $139.3 million in the same period in 2022. Gross profit for our business segments were as follows:

	Three Months Ended September 30,
	2023	2022	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$158.9	$123.4	28.8%
Percentage of sales	21.3%	13.2%	8.1%
Specialty Products and Solutions gross profit per barrel	$28.77	$21.65	32.9%
Montana/Renewables:
Gross profit (loss)	$81.7	$(1.1)	(7,527.3)%
Percentage of sales	24.9%	(0.7)%	25.6%
Montana/Renewables gross profit (loss) per barrel	$41.66	$(0.96)	(4,439.8)%
Performance Brands:
Gross profit	$21.0	$17.0	23.5%
Percentage of sales	27.9%	22.3%	5.6%
Performance Brands gross profit per barrel	$160.31	$139.34	15.0%

Total gross profit	$261.6	$139.3	87.8%
Percentage of sales	22.8%	12.0%	10.8%

The components of the $35.5 million increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2022 reported gross profit	$123.4
Cost of materials	64.7
LCM / LIFO inventory adjustments	6.4
Volumes	(7.8)
Operating costs	8.4
RINs expense	123.9
Sales price	(160.1)
Three months ended September 30, 2023 reported gross profit	$158.9

The increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2023 as compared to the same period in 2022, was primarily due to the significant decline in RINs prices in the current quarter, which favorably benefited our business. This impact was partially off-set by lower specialties and fuels unit margins primarily as a result of the weaker margin environment experienced during the current year period and the unplanned downtime that occurred at our Shreveport facility, which limited production and sales of our higher priced specialties products, including lubricants and waxes. The unfavorable impact of lower volumes was also the result of required maintenance performed at our Shreveport facility during the current year period.

The components of the $82.8 million increase in Montana/Renewables segment gross profit for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2022 reported gross profit (loss)	$(1.1)
Cost of materials	(46.3)
LCM / LIFO inventory adjustments	(2.0)
Volumes	33.4
RINs expense	61.2
Operating costs	(29.6)
Sales price	66.1
Three months ended September 30, 2023 reported gross profit	$81.7

The increase in Montana/Renewables segment gross profit for the three months ended September 30, 2023, as compared to the same period in 2022, was due to our Montana Renewables facility operating during the current year period, resulting in the production and sales of higher priced renewable fuels products. Additionally, margins improved as a result of the significant decline in RINs prices in the current quarter. The unfavorable cost of materials impact was due to the procurement of more expensive renewable feedstocks that are processed at the Montana Renewables facility. Current quarter results were unfavorably impacted by higher operating costs, which were associated with the start-up of the Montana Renewables facility.

The components of the $4.0 million increase in Performance Brands segment gross profit for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2022 reported gross profit	$17.0
Sales price	(6.3)
Operating costs	2.6
LCM / LIFO inventory adjustments	(0.3)
Volume	1.7
Cost of materials	6.3
Three months ended September 30, 2023 reported gross profit	$21.0

The increase in Performance Brands segment gross profit for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily driven by $3.2 million of business interruption insurance proceeds received in the current year period.

Interest expense. Interest expense increased $16.9 million, or 40.4%, to $58.7 million in the three months ended September 30, 2023, from $41.8 million in the same period in 2022. The increase was primarily due to interest expense incurred for our 2028 Notes and the MRL Term Loan Credit Agreement in the current quarter, which was absent the prior year comparative period. The increase in interest expense in the current year period was partially offset by the absence of interest expense incurred in the prior year comparative period for outstanding borrowings under the MRL credit facility, which were repaid in August 2022.

Debt extinguishment costs. There was $0.3 million of debt extinguishment costs in the three months ended September 30, 2023, in comparison to $40.4 million of debt extinguishment costs in the three months ended September 30, 2022. Debt extinguishment costs in the prior year period comprised of $2.1 million in conjunction with the repurchase of $36.5 million aggregate principal amount of the 2025 Notes and $38.3 million in conjunction with the repayment of all borrowings under the MRL credit facility.

Gain (loss) on derivative instruments. There was a $54.3 million loss on derivative instruments in the three months ended September 30, 2023, compared to a $16.5 million gain in the same period in 2022. The $18.0 million realized loss on derivative instruments in the current year period was due to the settlement of our crack spread swaps positions during the period, as compared to a $11.6 million realized loss in the comparative period for the settlement of crack spread swaps positions. The unrealized loss on derivative instruments was primarily the result of a $24.6 million unrealized loss on the inventory financing embedded derivative, coupled with a $11.7 million unrealized loss for our crack spread swaps positions. The Company recorded a combined $28.1 million unrealized gain for the inventory financing embedded derivative and crack spread swaps positions in the comparative period.

Changes in Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Sales. Sales decreased $482.8 million, or 13.1%, to $3,204.1 million in the nine months ended September 30, 2023, from $3,686.9 million in the same period in 2022. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2023	2022	% Change

	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$577.2	$705.2	(18.2)%
Solvents	294.9	331.8	(11.1)%
Waxes	124.5	144.3	(13.7)%
Fuels, asphalt and other by-products (1)	1,171.9	1,501.9	(22.0)%
Total Specialty Products and Solutions	$2,168.5	$2,683.2	(19.2)%
Total Specialty Products and Solutions sales volume (in barrels)	15,999,000	16,822,000	(4.9)%
Average Specialty Products and Solutions sales price per barrel	$135.54	$159.51	(15.0)%
Montana/Renewables:
Gasoline	$131.6	$161.6	(18.6)%
Diesel	108.7	365.7	(70.3)%
Jet Fuel	16.5	36.3	(54.5)%
Asphalt, heavy fuel oils and other (2)	107.9	210.4	(48.7)%
Renewable fuels	431.4	—	100.0%
Total Montana/Renewables	$796.1	$774.0	2.9%
Total Montana/Renewables sales volume (in barrels)	5,353,000	6,220,000	(13.9)%
Average Montana/Renewables sales price per barrel	$148.72	$124.44	19.5%
Performance Brands:
Total Performance Brands (3)	$239.5	$229.7	4.3%
Total Performance Brands sales volume (in barrels)	395,000	397,000	(0.5)%
Average Performance Brands sales price per barrel	$606.33	$578.59	4.8%

Total sales	$3,204.1	$3,686.9	(13.1)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	21,747,000	23,439,000	(7.2)%

(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $514.7 million decrease in Specialty Products and Solutions segment sales for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Volume	$(131.3)
Sales price	(383.4)
Total Specialty Products and Solutions segment sales decrease	$(514.7)

Specialty Products and Solutions segment sales decreased period over period, primarily due to the weaker price environment in the current year period and lower throughput. The unfavorable volumes impact was due to planned turnarounds at our Shreveport, Cotton Valley, and Princeton facilities in the current year period and unplanned outages as a result of the severe weather experienced in Northwest Louisiana during the current year.

The components of the $22.1 million increase in Montana/Renewables segment sales for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Sales price	$130.1
Volume	(108.0)
Total Montana/Renewables segment sales increase	$22.1

Montana/Renewables segment sales increased primarily due to higher sales prices resulting from sales of higher priced renewable fuels in the current year period. Lower volumes were the result of the start-up of the Montana Renewables facility and the impact of modifying our legacy Great Falls asphalt plant to operate at a new and lower nameplate capacity. Lower production volumes during the initial start-up of our Montana Renewables facility were in-line with our sequential commissioning plans for the facility.

The components of the $9.8 million increase in Performance Brands segment sales for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Sales price	$10.9
Volume	(1.1)
Total Performance Brands segment sales increase	$9.8

Performance Brands segment sales increased primarily due to increases in product prices.

Gross Profit. Gross profit increased $113.8 million, or 36.0%, to $429.7 million in the nine months ended September 30, 2023, from $315.9 million in the same period in 2022. Gross profit for our business segments were as follows:

	Nine Months Ended September 30,
	2023	2022	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$314.5	$229.2	37.2%
Percentage of sales	14.5%	8.5%	6.0%
Specialty Products and Solutions gross profit per barrel	$19.66	$13.63	44.2%
Montana/Renewables:
Gross profit	$49.2	$42.2	16.6%
Percentage of sales	6.2%	5.5%	0.7%
Montana/Renewables gross profit per barrel	$9.19	$6.78	35.6%
Performance Brands:
Gross profit	$66.0	$44.5	48.3%
Percentage of sales	27.6%	19.4%	8.2%
Performance Brands gross profit per barrel	$167.09	$112.09	49.1%

Total gross profit	$429.7	$315.9	36.0%
Percentage of sales	13.4%	8.6%	4.8%

The components of the $85.3 million increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2022 reported gross profit	$229.2
Cost of materials	321.2
Operating costs	(18.3)
LCM / LIFO inventory adjustments	0.3
Volumes	(29.3)
Sales price	(383.4)
RINs expense	194.8
Nine months ended September 30, 2023 reported gross profit	$314.5

The increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to the significant decline in RINs prices in the current year. This impact was partially off-set by lower specialties and fuels unit margins as a result of the weaker margin environment experienced during the current year period. Also, current year results were unfavorably impacted by higher operating expenses and lower volumes as a result of planned turnarounds completed at our Shreveport, Cotton Valley, and Princeton facilities and unplanned outages as a result of the severe weather experienced in Northwest Louisiana during the current year period.

The components of the $7.0 million increase in Montana/Renewables segment gross profit for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2022 reported gross profit	$42.2
Cost of materials	(88.4)
Loss on firm purchase commitments	(28.4)
LCM / LIFO inventory adjustments	(14.8)
Volumes	(27.7)
RINs expense	107.6
Operating costs	(71.4)
Sales price	130.1
Nine months ended September 30, 2023 reported gross profit	$49.2

The increase in Montana/Renewables segment gross profit for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to the significant decline in RINs prices in the current year. This impact was coupled with the favorable impact of higher margins associated with sales of renewable fuels products at our Montana Renewables facility in the current year period. The unfavorable impact for lower production volumes and higher operating costs were associated with the start-up of the Montana Renewables facility and the modification of our legacy Great Falls specialty asphalt facility. This impact was coupled with the unfavorable impact of a charge for losses under firm purchase commitments recorded in the current year period.

The components of the $21.5 million increase in Performance Brands segment gross profit for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2022 reported gross profit	$44.5
Sales price	10.9
Operating costs	7.4
LCM / LIFO inventory adjustments	(2.6)
Volume	(0.3)
Cost of materials	6.1
Nine months ended September 30, 2023 reported gross profit	$66.0

The increase in Performance Brands segment gross profit for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily driven by higher unit margins as a result of input costs stabilizing in our branded and consumer markets. The favorable impact for operating costs was the result of partial receipt of proceeds from the Company’s business interruption insurance policy recorded in the current year period.

General and administrative. General and administrative expenses increased $6.1 million, or 6.2%, to $104.5 million in the nine months ended September 30, 2023, from $98.4 million in the same period in 2022. The increase was primarily due to a $5.8 million increase in equity-based compensation related expenses and a $13.9 million increase in professional services fees. The increase in equity-based compensation related expenses were primarily the result of an increase in the Company’s unit price in the current year period in comparison to the prior year comparative period. The increase in professional services fees were primarily related to IT infrastructure support services.

Interest expense. Interest expense increased $27.7 million, or 20.4%, to $163.7 million in the nine months ended September 30, 2023, from $136.0 million in the same period in 2022. The increase was primarily due to interest expense incurred for our 2028 Notes and the MRL Term Loan Credit Agreement in the current year period, which was absent the prior year comparative period. The increase in interest expense in the current year period was partially offset by the absence of interest expense incurred in the prior year comparative period for outstanding borrowings under the MRL credit facility, which were repaid in August 2022.

Gain (loss) on derivative instruments. There was a $14.5 million loss on derivative instruments in the nine months ended September 30, 2023, compared to a $73.2 million loss in the same period in 2022. The $33.3 million realized loss on derivative instruments in the current year period was due to the settlement of our crack spread swaps positions during the period. The unrealized gain on derivative instruments was primarily the result of a $39.7 million unrealized gain on crack spread swaps positions, partially off-set by the unrealized loss on the inventory financing embedded derivative of $20.9 million in the current year period, compared to an unrealized loss of $26.3 million in the prior year comparative period.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Net cash provided by (used) in operating activities	$(7.4)	$150.7
Net cash used in investing activities	(240.3)	(376.1)
Net cash provided by financing activities	232.9	154.0
Net decrease in cash, cash equivalents and restricted cash	$(14.8)	$(71.4)

Operating Activities. Operating activities used cash of $7.4 million during the nine months ended September 30, 2023 compared to providing cash of $150.7 million during the same period in 2022. The change was primarily driven by a decrease in net unit margins as a result of the weaker margin environment experienced during the current year period.

Investing Activities. Investing activities used cash of $240.3 million during the nine months ended September 30, 2023 compared to a use of cash of $376.1 million during the same period in 2022. The change is related to a decrease in cash expenditures for additions to property, plant and equipment in the current year period in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in both periods were mainly related to our Montana Renewables project.

Financing Activities. Financing activities provided cash of $232.9 million in the nine months ended September 30, 2023 compared to providing cash of $154.0 million during the same period in 2022. The change is primarily due to the borrowings we received from the issuance of the 2028 Notes and the MRL Term Loan Credit Agreement, partially offset by repayments of our 2024 Secured Notes and 2025 Notes.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Capital improvement expenditures	$186.7	$323.0
Replacement capital expenditures	44.6	47.9
Environmental capital expenditures	9.0	5.4
Turnaround capital expenditures	28.9	32.2
Total	$269.2	$408.5

2023 Capital Spending Forecast

Excluding MRL capital expenditures, we are forecasting total capital expenditures of approximately $125.0 million to $145.0 million in 2023. In the first nine months of 2023, we commissioned a renewable hydrogen plant, feedstock pre-treatment unit and SAF unit at our Montana Renewables facility. We financed $150.0 million of the capital expenditures for these projects through our Master Lease Agreement with Stonebriar. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our credit facilities and by accessing capital markets as necessary. Further, we continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our credit facilities or by funding accessed through capital markets. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our credit facilities, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities

As of September 30, 2023, our primary debt and credit instruments consisted of the following:

●	$500.0 million senior secured revolving credit facility maturing in January 2027 (“revolving credit facility”);
●	$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
●	$179.0 million of 9.25% Senior Secured First Lien Notes due 2024 (“2024 Secured Notes”);
●	$413.5 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.25% Senior Notes due 2028 (“2028 Notes”);
●	$74.6 million of borrowings under our MRL Term Loan Credit Agreement; and

●	$388.0 million of financing through our MRL asset financing arrangements.

We were in compliance with all covenants under the debt instruments in place as of September 30, 2023 and believe we have adequate liquidity to conduct our business.

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

The borrowing base on our credit facilities decreased from approximately $500.0 million as of September 30, 2022, to approximately $453.7 million at September 30, 2023. Our borrowing availability decreased from approximately $374.8 million at September 30, 2022, to approximately $363.9 million at September 30, 2023. Total liquidity, consisting of unrestricted cash and available funds under our credit facilities, decreased from $391.2 million at September 30, 2022 to $377.6 million at September 30, 2023.

Inventory Financing

On March 10, 2023, MRL and Macquarie entered into an amendment to the MRL Supply and Offtake Agreement (“SOA”) to provide that agreement will expire on September 30, 2023. On September 26, 2023, MRL and Macquarie entered into an additional amendment to the MRL SOA, which extended the termination date from September 30, 2023 to October 3, 2023. In connection with the expiration of the MRL SOA, MRL and Wells Fargo entered into (i) an ISDA 2002 Master Agreement (the “Master Agreement”), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the Schedule to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (the “Master Confirmation”; together with the Master Agreement, the Schedule and the Credit Support Annex, collectively, the “Facility Documents”). Pursuant to the terms of the Facility Documents, Wells Fargo will provide MRL total liquidity of up to $120.0 million. The financing arrangements under the Wells Facility Documents replaced the arrangements under the Macquarie SOA.

Please refer to Note 15 — “Subsequent Events” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding the MRL financing arrangement with Wells Fargo.

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

Please refer to Note 7 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.

Short-Term Liquidity

As of September 30, 2023, our principal sources of short-term liquidity were (i) $363.9 million of availability under our credit facilities, (ii) inventory financing agreements related to the Great Falls facility, Shreveport facility, and Montana Renewables facility and (iii) $13.7 million of unrestricted cash on hand. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 - “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.

From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2023, we had $179.0 million in 2024 Secured Notes, $413.5 million in 2025 Notes, $325.0 million in 2027 Notes, and $325.0 million in 2028 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of September 30, 2023, we had $388.0 million of debt outstanding for our MRL asset financing arrangements, $74.6 million of debt outstanding for our MRL Term Loan Credit Agreement and $52.7 million of other debt outstanding for the Shreveport terminal asset financing arrangement. Borrowings under the MRL asset financing arrangements and MRL Term Loan Credit Agreement are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of September 30, 2023 and December 31, 2022, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2024 Secured Notes	$179.0	$178.7	$203.7	$199.3
2025 Notes	$421.3	$411.1	$536.1	$509.2
2027 Notes	$311.3	$322.1	$305.4	$321.5
2028 Notes	$320.8	$319.4	$—	$—
Revolving credit facility	$71.1	$68.6	$104.0	$100.9
MRL revolving credit facility	$—	$(0.6)	$—	$(0.6)
MRL Term Loan Credit Agreement	$74.6	$71.7	$—	$—
Shreveport terminal asset financing arrangement	$52.7	$52.0	$58.2	$57.2
MRL asset financing arrangements	$388.0	$386.8	$370.1	$368.8

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility and a $90.0 million revolving credit facility as of September 30, 2023, with borrowings for each revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. In addition, we had $74.6 million of borrowings outstanding under our MRL Term Loan Credit Agreement as of September 30, 2023, with borrowings bearing interest at SOFR plus 6.0% to 7.3% per annum. We had $145.7 million of outstanding variable rate debt as of September 30, 2023 and $104.0 million of outstanding variable rate debt as of December 31, 2022. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of September 30, 2023, would be expected to have an impact on Net income (loss) of approximately $1.5 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report other than with respect to the risk factor discussed below.

The Corporate Reorganization is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Corporate Reorganization, or significant delays in completing the Corporate Reorganization, could negatively affect our business and financial results and the price of our common units or, following the consummation of the Corporate Reorganization, future business and financial results and the price of the common stock.

The consummation of the Corporate Reorganization is subject to a number of conditions. The consummation of the Corporate Reorganization is not assured and is subject to risks, including the risk that the unitholder approval of the transaction is not obtained. Further, the Corporate Reorganization may not be consummated even if such unitholder approval is obtained. The Restructuring Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Corporate Reorganization not being consummated.

If the Corporate Reorganization is not completed, or if there are significant delays in completing the Corporate Reorganization, our future business and financial results and the trading price of our common units could be negatively affected or, following the consummation of the Corporation Reorganization, New Calumet’s future business and financial results and the price of the common stock could be negatively affected, and the parties will be subject to several risks, including the following (i) there may be negative reactions from the financial markets due to the fact that the current price of the common units may reflect a market assumption that the Corporate Reorganization will be completed and (ii) the attention of management will have been diverted to the Corporate Reorganization rather than our own operations and pursuit of other opportunities that could have been beneficial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

None.

Item 6. Exhibits

Exhibit Number	Description

2.1

Partnership Restructuring Agreement, dated as of November 9, 2023, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 9, 2023 (File No. 000-51734)).

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

10.1*	Employment Letter, effective as of September 11, 2023, by and between Calumet GP, LLC and David A. Lunin.

10.2

ISDA 2002 Master Agreement, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.3

Schedule to the ISDA 2002 Master Agreement, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.4

Credit Support Annex to the Schedule to the ISDA 2002 Master Agreement, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC as lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.5	Renewable Fuel and Feedstock Repurchase Master Confirmation, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.6*	Fourth Amendment to Supply and Offtake Agreement, dated as of September 26, 2023, by and between Macquarie Energy North America Trading Inc. and Montana Renewables, LLC.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of Vincent Donargo.

32.1**	Section 1350 certification of Todd Borgmann and Vincent Donargo.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

	By:	Calumet GP, LLC, its general partner

Date: November 9, 2023	By:	/s/ Vincent Donargo
Vincent Donargo
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)