Form 10-K
period 2023-12-31
Calumet Specialty Products Partners, L.P.
filed 2024-02-29
CIK 1340122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes   ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $1.0 billion on June 30, 2023, based on $15.86 per unit, the closing price of the common units as reported on the Nasdaq Global Select Market on such date.

On February 28, 2024, there were 80,223,093 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

Restatement Background

On February 22, 2024, management of Calumet Specialty Products Partners, L.P. (the “Partnership”) and the Audit and Finance Committee (the “Audit and Finance Committee”) of the Board of Directors of Calumet GP, LLC, the general partner of the Partnership, concluded that the Partnership’s consolidated audited financial statements for the fiscal year ended December 31, 2022 (the “Annual Non-Reliance Period”) included in the Partnership’s Annual Report on Form 10-K for the Annual Non-Reliance Period and the unaudited interim consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023 (collectively, the “Interim Non-Reliance Periods” and, together with the Annual Non-Reliance Period, the “Non-Reliance Periods”) included in the Partnership’s Quarterly Reports on Form 10-Q for each of the Interim Non-Reliance Periods, in each case, require restatements and should no longer be relied upon.

As described in the Partnership’s Current Report on Form 8-K filed with the SEC on February 23, 2024, during the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2023, the Partnership identified an error in the presentation of net income (loss) to partners arising from the misallocation of net loss from Montana Renewables Holdings LLC, a subsidiary of the Partnership (“MRHL”), to noncontrolling interest. The Partnership previously reported its net loss attributable to noncontrolling interest based on the relative ownership interest of the equity holders in MRHL, which was approximately 14% for the noncontrolling interest. The Partnership has subsequently determined that, under applicable accounting standards, no portion of the net loss from MRHL should have been allocated to noncontrolling interest.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”) includes restated consolidated financial statements as of and for the year ended December 31, 2022 and unaudited interim financial information for the Interim Non-Reliance Periods. In addition to the restatement error described above, the Partnership has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the financial statements for the Non-Reliance Periods.

Control Considerations

See Item 9A, Controls and Procedures, for information related to the material weakness in internal control over financial reporting and the related remedial measures.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

FORM 10-K — 2023 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) an inability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; (xiii) the expected benefits of the Corporate Conversion (as defined herein) to us and our unitholders; and (xiv) the anticipated completion of the Corporate Conversion and the timing thereof, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

Risks Related to Our Business

●	Our business depends on supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control.
●	Our business has exposure to some commodities which are volatile, and a reduction in our margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.
●	Our hedging activities may not be effective in reducing our exposure to commodity price risk and may reduce our earnings, profitability and cash flows.
●	Decreases in the price of inventory and products may lead to a reduction in the borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of cash collateral for derivative instruments.
●	We depend on certain third-party pipelines for transportation of feedstocks and products, and if these pipelines become unavailable to us, our revenues and cash available for payment of our debt obligations could decline.
●	The price volatility of utility services may result in decreases in our earnings, profitability and cash flows.
●	Our facilities incur operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
●	An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
●	Competition in our industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
●	We depend on unionized labor for the operation of many of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business and negatively impact our financial condition and results of operations.
●	Our method of valuing inventory may result in decreases in net income.
●	Our arrangements with J. Aron (as defined herein) and Wells Fargo (as defined herein) expose us to J. Aron and/or Wells Fargo-related credit and performance risk as well as potential refinancing risks.
●	We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
●	Our financing arrangements contain operating and financial provisions that restrict our business and financing activities.
●	A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our secured hedge agreements, our Supply and Offtake Agreements (as defined below), the MRL revolving credit agreement (as defined below), the Montana Renewables, LLC (“MRL”) financing arrangements with Stonebriar (as defined below), and the MRL term loan credit agreement with I Squared.
●	We must make substantial capital expenditures for our facilities to maintain their reliability and efficiency.
●	We may incur significant environmental costs and liabilities in the operation of our refineries, facilities, terminals and related facilities.

●	We are subject to compliance with stringent environmental and occupational health and safety laws and regulations.
●	The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.
●	Our and our customers’ operations are subject to risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
●	We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.

Risks Related to the Corporate Conversion

●	The Corporate Conversion is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Corporate Conversion, or significant delays in completing the Corporate Conversion, could negatively affect our business and financial results and the price of our common units or, following the consummation of the Corporate Conversion, future business and financial results and the price of the common stock.

Risks Related to Our Partnership Structure

●	We may not have sufficient cash from operations, following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to resume paying distributions to our unitholders or restore distributions to previous levels.
●	The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.
●	The Heritage Group and certain of its affiliates may engage in limited competition with us.
●	Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law.
●	Unitholders have limited voting rights and are not entitled to elect our general partner or its directors.

Tax Risks to Common Unitholders

●	Our tax treatment depends on our status as a partnership for federal income tax purposes. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) (i) treating us a corporation or (ii) assessing and collecting tax directly from the partnership resulting from or any audit adjustments.
●	Our tax treatment or the tax treatment of our unitholders could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly applied on a retroactive basis.
●	Our unitholders may be required to pay taxes on their share of our income even if they do not receive any distribution from us. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take. Tax gain or loss on the disposition of our common units could be more or less than expected. Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
●	Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

PART I

Items 1 and 2. Business and Properties

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America. Our business is organized into the following reportable segments: Specialty Products and Solutions; Montana/Renewables; Performance Brands; and Corporate. In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities - renewable fuels and specialty asphalt. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewables markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Our Assets

Our primary operating assets consist of:

			Sales Volume for the
			Year Ended December 31,
			2023 in Barrels per
Facility	Location	Year Acquired	Day (“bpd”)	Products
Calumet Packaging	Louisiana	2012	1,068	Specialty products including premium industrial and consumer synthetic lubricants, fuels and solvents
Royal Purple	Texas	2012	335	Specialty products including premium industrial and consumer synthetic lubricants
Missouri	Missouri	2012	212	Specialty products including polyol ester-based synthetic lubricants
Karns City	Pennsylvania	2008	1,486	Specialty white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates
Dickinson	Texas	2008	562	Specialty white mineral oils, compressor lubricants and natural petroleum sulfonates
Cotton Valley	Louisiana	1995	4,743	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids
Princeton	Louisiana	1990	4,896	Specialty lubricating oils, including process oils, base oils, transformer oils, refrigeration oils, and asphalt
Shreveport	Louisiana	2001	42,400	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt
Montana Refining	Montana	2012	13,399	Specialty asphalt, gasoline, diesel, and jet fuel
Montana Renewables	Montana	2021	6,188	Renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha

Storage, Distribution and Logistics Assets. We own and operate a product terminal in Burnham, Illinois with aggregate storage capacities of approximately 150,000 barrels. The Burnham terminal, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, West Coast and Mid-Continent regions of the U.S. and Canada.

We also use approximately 2,050 leased railcars primarily to receive and ship crude oil and distribute our specialty and fuel products throughout the U.S. and Canada. In addition, we use approximately 450 leased railcars to source renewable feedstocks and distribute renewable fuels products into the western half of North America. In total, we have approximately 7.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.

Montana Renewables. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America.

Business Strategies

Our management team is dedicated to improving our operations by executing the following strategies:

●	Enhance Profitability of Our Existing Assets. We focus on identifying opportunities to improve our asset base, deepening our competitive advantages, and increasing our throughput, profitability, and cash flows. Our highest current priority is streamlining the operations at our Montana Renewables facility and planning for expansion projects at the facility. As part of this project design, we converted the historical Great Falls refinery into two independent facilities: a 15,000 bpd specialty asphalt plant and a 15,000 bpd renewable fuels production facility. At our Montana Renewables facility, we successfully commissioned a renewable hydrogen plant, a feedstock pre-treatment unit, and a sustainable aviation fuel unit in 2023. The feedstock pre-treatment unit is expected to unlock the advantaged price and feedstock optionality we have in Montana and the commissioning of the sustainable aviation fuel unit made Montana Renewables the largest SAF producer in the western hemisphere. Other examples include investments in a polymerized modified asphalt unit at our Great Falls Specialty Asphalt facility in 2022, additional wax blending assets at our Calumet Paralogics, LLC (“Paralogics”) facility in 2021, and the addition of storage capacity to increase sales of our most profitable solvents at our Cotton Valley facility in 2021. In addition, we have undertaken various small expansion and optimization projects in our Performance Brands segment over the past four years, including a new packaging line for 1.0 gallon cans of TruFuel to support growth, a new 2.1 gallon pail TruFuel line to meet the market demand for larger package sizes, and a new quart line in Porter, Texas to recognize efficiencies in packaging Bel-Ray products. We intend to continue increasing the profitability of our existing asset base through various low capital requirement measures which may include investments targeting more efficient logistics, improving the product mix of our processing units, and reducing costs through operational modernizations.
●	Maintain Sufficient Levels of Liquidity. We are actively focused on maintaining sufficient liquidity to fund our operations and business strategies. As part of a broader effort to maintain an adequate level of liquidity, the board of directors of our general partner unanimously voted to suspend cash distributions, effective beginning the quarter ended March 31, 2016.
●	Concentrate on Positive and Growing Cash Flows. We intend to continue to focus on operating assets and businesses that generate positive and growing cash flows. Approximately 89.0% of our continuing operations gross profit in 2023 was generated by our Specialty Products and Solutions segment, which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our Performance Brands segment, which accounted for approximately 18.2% of our continuing operations gross profit in 2023, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our fast-growing portfolio of high-performance brands are characterized by strong customer loyalty and stable cash flows. In our Montana/Renewables segment, which accounted for approximately (7.2)% of our continuing operations gross profit in 2023, we expect growth in cash flows as a result of the commissioning of production units at our Montana Renewables facility. Historically, renewable diesel margins have been both significantly higher and more stable than fuel margins. Further, the remaining Great Falls specialty asphalt facility is expected to produce a larger percentage of its products for local retail markets at lower net freight costs.
●	Develop and Expand Our Customer Relationships. Due to the specialized nature of certain of our products, the high cost of replacement and the long lead-time associated with the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that we offer a more diversified product slate to our customers than competitors do, and we also offer more technical support and bespoke services. In fiscal year 2023, we sold a range of over 1,900 specialty and fuels products to approximately 2,400 customers. We intend to continue to assist our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations and services to new customers. By continuing to service our long-term relationships with our broad base of existing customers and by constantly targeting solutions for new customers, we seek to limit our dependence on any one portion of our customer base.

●	Disciplined Approach to Strategic and Complementary Acquisitions. We do not expect to focus on large acquisitions in the near term. However, should the right opportunity develop, our senior management team is prepared to consider acquiring low-risk assets where we can enhance operations and improve profitability and product lines that will complement and expand our specialty product offerings. For example, in March 2020, we acquired Paralogics, a producer of candle and industrial wax blends, which expanded our presence in the specialty wax blending and packaging market while adding new capabilities into our existing wax value chain. In the future, we intend to continue pursuing prudent, accretive acquisitions that will deepen our long-term competitive advantages. We intend to reduce our leverage over time and maintain a capital structure that facilitates competitive access to the capital markets.

Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

●	We Have Strong Relationships with a Premier Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier difficult. In fiscal year 2023, we sold our products to approximately 2,400 customers, and we are continually seeking to deepen those relationships across our broad and diversified customer base. No single customer accounted for more than 10% of our consolidated sales for any of the three years ended December 31, 2023, 2022 and 2021.
●	We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of over 1,900 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in meeting the needs of large, strategic customers and allows us to compete in profitable niches. We believe that we are the only specialty products manufacturer in North America that produces all six of the following products: naphthenic lubricating oils, paraffinic lubricating oils, waxes, solvents, white oils and petrolatums. Our ability to produce numerous specialty products allows us to ship products between our facilities for product upgrading in order to meet customer specifications.
●	We are a Leader in North America’s Energy Transition. Our MRL facility is permitted to pretreat and convert 15,000 barrels per stream day of renewable feedstocks into low-emission sustainable alternatives that directly replace fossil fuel products. MRL is a leader in North America’s energy transition and the largest Sustainable Aviation Fuel producer in the western hemisphere. The renewable fuel products produced by MRL are distributed into renewable markets in the western half of North America.
●	Our Facilities Have a Unique Combination of Flexibility and Scale. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products. For example, our integrated specialty products complex in Northwest Louisiana consists of 27 processing units and 195 million gallons of storage capacity across 400 tanks and has a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost. Our acquisition of Paralogics also added new capabilities into our existing wax business value chain, adding approximately 20 million pounds of annual blending and formulating capabilities. Our facilities also enjoy the value and optionality of integration as many products can be further processed and upgraded at our own facilities.
●	We Have Leading, High-Growth Brands. Our Performance Brands segment benefits from well-known high-performance premium brands in consumer, retail and industrial markets. These brands garner a premium and are well positioned for growth. Further, the majority of products in our Specialty Products and Solutions segment are marketed under well-known industrial and consumer-facing brands that are of high value in the market and in many cases were established several decades ago.

●	We Have an Experienced Management Team. Our team’s extensive experience within the specialty products, commodities and renewable energy industries provides a strong foundation to build and optimize a diversified, competitively advantaged business that can succeed in various business cycles and environments.

Potential Acquisition and Divestiture Activities

While we evaluate potential acquisitions of strategic and complementary assets that would deepen our competitive advantage, our focus has been and continues to be to de-lever our balance sheet. We evaluate our portfolio on an ongoing basis to allow an objective assessment of potential divestiture candidates that are non-core to our business and/or worth more to a buyer than to us. The combination of acquisition and divestment activities is intended to maximize our return on invested capital by creating and maintaining a portfolio of core assets that optimize our blend of feedstocks, improve our operating efficiency and cash flows, and leverage our competitive strengths. We also intend to monetize all or a portion of our equity in MRL over time.

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

Partnership Structure and Management

Calumet Specialty Products Partners, L.P. is a Delaware limited partnership formed on September 27, 2005. Our general partner is Calumet GP, LLC, a Delaware limited liability company. As of February 28, 2024, we have 80,223,093 common units and 1,637,206 general partner units outstanding. Our general partner owns a 2% general partner interest in our partnership and all incentive distribution rights and has sole responsibility for conducting our business and managing our operations. For more information about our general partner’s board of directors and executive officers, please read Part III, Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance.”

Our Operating Assets and Contractual Arrangements

General

The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(In bpd)		(In bpd)
Total sales volume (1)	79,805	82,946	(3.8)%	82,946	79,281	4.6%
Total feedstock runs (2)	77,200	80,447	(4.0)%	80,447	75,818	6.1%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,358	10,951	(5.4)%	10,951	9,867	11.0%
Solvents	7,208	7,100	1.5%	7,100	6,833	3.9%
Waxes	1,326	1,452	(8.7)%	1,452	1,335	8.8%
Fuels, asphalt and other by-products	38,845	40,845	(4.9)%	40,845	27,869	46.6%
Total Specialty Products and Solutions	57,737	60,348	(4.3)%	60,348	45,904	31.5%
Montana/Renewables:
Gasoline	3,898	3,409	14.3%	3,409	4,907	(30.5)%
Diesel	2,941	6,449	(54.4)%	6,449	9,711	(33.6)%
Jet fuel	449	820	(45.2)%	820	901	(9.0)%
Asphalt, heavy fuel oils and other	4,483	6,942	(35.4)%	6,942	10,379	(33.1)%
Renewable fuels	6,314	—	100.0%	—	—	100.0%
Total Montana/Renewables	18,085	17,620	2.6%	17,620	25,898	(32.0)%

Performance Brands	1,474	1,434	2.8%	1,434	1,304	10.0%

Total facility production (3)	77,296	79,402	(2.7)%	79,402	73,106	8.6%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)	The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

The following table sets forth information about our sales of principal products by segment:

	Year Ended December 31,
	2023		2022		2021
	(In millions)	% of Sales	(In millions)	% of Sales	(In millions)	% of Sales
Specialty Products and Solutions:
Lubricating oils	$763.8	18.3%	$913.7	19.5%	$658.7	20.9%
Solvents	398.5	9.5%	434.9	9.3%	303.7	9.7%
Waxes	163.9	3.9%	189.3	4.0%	151.7	4.8%
Fuels, asphalt and other by-products	1,550.7	37.1%	1,970.1	42.0%	997.3	31.7%
Total	$2,876.9	68.8%	$3,508.0	74.8%	$2,111.4	67.1%
Montana/Renewables:
Gasoline	$167.2	4.0%	$188.1	4.0%	$188.3	6.0%
Diesel	144.8	3.5%	391.8	8.4%	324.9	10.3%
Jet fuel	20.5	0.5%	41.8	0.9%	27.5	0.9%
Asphalt, heavy fuel oils and other	148.1	3.5%	253.2	5.4%	243.0	7.7%
Renewable fuels	513.2	12.3%	—	—%	—	—%
Total	$993.8	23.8%	$874.9	18.7%	$783.7	24.9%

Performance Brands	$310.3	7.4%	$303.4	6.5%	$252.9	8.0%

Consolidated sales	$4,181.0	100.0%	$4,686.3	100.0%	$3,148.0	100.0%

Please read Note 18 — “Segments and Related Information” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional financial information about each of our segments and the geographic areas in which we conduct business.

Northwest Louisiana Integrated Specialty Complex

The assets in our Northwest Louisiana integrated specialty complex anchor our Specialty Products and Solutions business segment. The assets in the Northwest Louisiana integrated specialty complex, primarily consist of our Shreveport facility, Cotton Valley facility and Princeton facility, which in total, includes 27 processing units and 195 million gallons of storage capacity across 400 tanks and have a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost.

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

The following table sets forth historical information about production at our Shreveport facility:

	Shreveport Facility
	Year Ended December 31,
	2023	2022	2021

	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	38,248	42,453	29,971
Total facility production (2) (3)	40,677	45,525	31,835
(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Shreveport facility. Total feedstock runs do not include certain interplant feedstocks supplied by our Cotton Valley and Princeton facilities.
(2)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.
(3)	Total facility production includes certain interplant feedstock supplied to our Cotton Valley and Princeton facilities and our Karns City facility.

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

The following table sets forth historical information about production at our Cotton Valley facility:

	Cotton Valley Facility
	Year Ended December 31,
	2023	2022	2021

	(In bpd)
Crude oil throughput capacity	13,600	13,600	13,600
Total feedstock runs (1) (2)	9,125	8,975	8,349
Total facility production (2) (3)	5,520	5,317	4,698
(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport facility.
(2)	Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(3)	Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.

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

The following table sets forth historical information about production at our Princeton facility:

	Princeton Facility
	Year Ended December 31,
	2023	2022	2021

	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	7,724	7,259	7,266
Total facility production (1) (2)	7,787	5,660	4,881
(1)	Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(2)	Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.

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

Great Falls Specialty Asphalt Facility

The Great Falls specialty asphalt facility (“Great Falls”), located on a 65 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 15,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. In the fourth quarter of 2022, we converted a significant portion of the Great Falls specialty asphalt facility into a renewable fuels production facility (see below). Upon completion of the conversion project, we continue to own and operate the conventional Great Falls specialty asphalt facility with a reconfigured processing capacity of 15,000 bpd of Canadian crude. The facility is focused on the production of high-quality specialty asphalt, as well as satisfying local demand for conventional fuels.

The Great Falls specialty asphalt facility consists of 15 major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 1.1 million barrels of storage capacity in 75 tanks and related loading and unloading facilities and utilities.

The following table sets forth historical information about production at the Great Falls specialty asphalt facility:

	Great Falls Specialty Asphalt Facility
	Year Ended December 31,
	2023	2022	2021

	(In bpd)
Crude oil throughput capacity	15,000	15,000	30,000
Total feedstock runs (1) (2)	11,982	17,599	25,614
Total facility production (2)	11,772	17,619	25,897
(1)	Total feedstock runs represent the barrels per day of crude oil processed at our Great Falls specialty asphalt facility.

(2)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products and volume loss.

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

In the fourth quarter of 2022, we completed the reconfiguration of our 30,000 bpd Great Falls specialty asphalt facility into two unrelated facilities, including a 15,000 bpd specialty asphalt facility and a 15,000 bpd renewable fuels facility. The specialty asphalt facility capitalizes on local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market while meeting EPA requirements for gasoline and diesel product sulfur limits and reducing air emissions. The renewable fuels facility is described below.

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

As part of the conversion project, we also constructed and commissioned an innovative renewable hydrogen unit, which further lowered carbon intensity and increased the throughput of the Montana Renewables facility. Further, a new state of the art feedstock pre-treater, which combined with proximity to advantaged feedstocks and low-carbon product markets provides lasting competitive advantage to Montana Renewables.

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

The following table sets forth the combined historical information about production at our Karns City, Dickinson and certain other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2023	2022	2021

	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	3,396	3,482	4,368
Total production (3)	3,419	3,582	4,269
(1)	Includes Karns City, Dickinson and certain other facilities.
(2)	Includes feedstock runs at our Karns City and Dickinson facilities as well as throughput at certain third-party facilities pursuant to supply and/or processing agreements and includes certain interplant feedstocks supplied from our Shreveport facility.
(3)	Total production represents the barrels per day of specialty products yielded from processing feedstocks at our Karns City and Dickinson facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products.

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

We use approximately 2,050 railcars leased from various lessors. This fleet of railcars enables us to receive and ship crude oil and distribute various specialty products and fuel products throughout the U.S. and Canada to and from each of our facilities. In addition, we use approximately 450 leased railcars to source renewable feedstocks and distribute renewable fuels products into the western half of North America.

Our Crude Oil and Feedstock Supply

We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana and Canada. Crude oil supplies at our facilities are as follows:

Facility	Crude Oil / Feedstock Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
Cotton Valley	Local paraffinic crude oil	Tank truck
Great Falls Specialty Asphalt Facility	Canadian Heavy (e.g. Bow River) and Canadian Light Sour	Front Range Pipeline
Montana Renewables Facility	Organic waste and vegetable oil materials	Railcar
Princeton	Local and imported naphthenic crude oil	Tank truck, railcar and Plains Pipeline

In 2023, BP Products North America Inc. (“BP”) supplied us with approximately 71.7% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2023, Macquarie Energy Canada LTD. (“Macquarie”) supplied us with approximately 18.5% of our total crude oil supply under a crude oil supply agreement. Each of our refineries is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.

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

Our Products, Markets and Customers

Products

We produce a full line of specialty products, including lubricating oils, solvents, waxes, food grade white oils, pharmaceutical grade petrolatums, and other products, as well as a variety of fuel and fuel related products, including asphalt and heavy fuel oils. We also blend, package and market high performance specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. At our Montana Renewables facility, we produce a variety of renewable fuels products, including renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. Our customers purchase specialty products primarily as raw material components for consumer-facing and industrial products. Our customers also purchase renewable fuels, which are consumed to reduce lifecycle carbon emissions.

The following table depicts a representative sample of the diversity of end-use applications for the products we produce:

Representative Sample of End-Use Applications by Product (1)

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Fuels & Fuel Related Products	Renewable Products
19%	10%	4%	8%	47%	12%

●  Hydraulic oils

●  Passenger car motor oils

●  Railroad engine oils

●  Cutting oils

●  Compressor oils

●  Metalworking fluids

●  Transformer oils

●  Rubber process oils

●  Industrial lubricants

●  Gear oils

●  Grease

●  Automatic transmission fluid

●  Animal feed dedusting

●  Baby oils

●  Bakery pan oils

●  Catalyst carriers

●  Gelatin capsule lubricants

●  Sunscreen

●  Waterless hand cleaners

●  Alkyd resin diluents

●  Automotive products

●  Calibration fluids

●  Charcoal lighter fluids

●  Chemical processing

●  Drilling fluids

●  Printing inks

●  Water treatment

●  Paint and coatings

●  Stains

		● Paraffin waxes ● FDA compliant products ● Candles ● Adhesives ● Crayons ● Floor care ● PVC ● Paint strippers ● Skin & hair care ● Timber treatment ● Waterproofing ● Pharmaceuticals ● Cosmetics

●  Refrigeration compressor oils

●  Positive displacement and roto-dynamic compressor oils

●  Commercial and military jet engine oil

●  Lubricating greases

●  Gear oils

●  Aviation hydraulic oils

●  High performance small engine fuels

●  Two cycle and four stroke engine oils

●  High performance automotive engine oils

●  High performance industrial lubricants

●  High temperature chain lubricants

●  Food contact grade lubricants

●  Charcoal lighter fluids and other solvents

●  Engine treatment additives

				● Gasoline ● Diesel ● Jet fuel ● Marine fuel ● Ethanol free fuels ● Fluid catalytic cracking feedstock ● Asphalt vacuum residuals ● Mixed butanes ● Roofing flux ● Paving asphalt ● Heavy fuel oils	● Renewable hydrogen ● Renewable natural gas ● Renewable propane ● Renewable naphtha ● Renewable kerosene/sustainable aviation fuel ● Renewable diesel
(1)	Based on the percentage of total sales for the year ended December 31, 2023. Except for the listed fuel products, renewable products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.

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

Our specialty products are utilized in applications across a broad range of industries, including:

●	industrial goods such as finished lubricants, batteries, water treatment chemistry, mining lubricants, oilfield drilling, electrical and transformer oils, adhesives, refrigeration compressor oils, aviation fluids, and agriculture applications; and
●	consumer goods such as cosmetics, petroleum jelly, lotions, pharmaceuticals, food, candles, paint and coatings, charcoal lighter fluids, and car care products.

We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2023, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.

Fuel Products. The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the approximately 130 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.

Renewable Fuel Products. The renewable fuel products market represents a small portion of the overall petroleum refining industry in the U.S. MRL is a leading independent producer of renewable transportation fuels in North America and the largest SAF producer in the western hemisphere. The renewable fuels market is in the rapid-growth phase of its life cycle, highlighted by renewable diesel demand growing at an average annualized rate of 96.3% over the past three years, and SAF demand quadrupling in the past year. The U.S. government’s SAF Grand Challenge calls for SAF growth from 4.5 million gallons in 2021 to 3.0 billion gallons annually by 2030. We believe we are well positioned to benefit from these trends.

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

Customers

Specialty Products. We have a diverse customer base for our specialty products. In fiscal year 2023, we sold our specialty products to approximately 2,200 customers. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years.

Fuel Products. We have a diverse customer base for our fuel products. In fiscal year 2023, we sold our fuel products to approximately 200 customers. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport facility to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport facility to the Midwest region through the TEPPCO pipeline. The majority of our fuel products produced at our Great Falls specialty asphalt facility are sold to local markets in Montana and Idaho as well as in Canada. The renewable fuel products produced at our Montana Renewables facility are distributed into renewable markets in the western half of North America.

Renewable Fuels Products. We sell our renewable fuels products to a relatively small number of investment grade counterparties under multiyear offtake agreements for onward distribution into renewable markets in the western half of North America. The robust demand during the placement process for the renewable fuels produced at our Montana Renewables facility allows us to select an established, integrated customer base for our renewable products.

During the years ended December 31, 2023, 2022 and 2021, we had no customer that represented 10% or greater of consolidated sales.

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

Air Emissions

Our operations are subject to the federal Clean Air Act, as amended (“CAA”), and comparable state and local laws. Amendments made to the CAA in 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the CAA, facilities that emit regulated air pollutants are subject to stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, in recent years, the petroleum refining sector has become subject to stringent federal regulations that impose maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. Our refining and terminal operations that emit regulated air pollutants are also subject to air emissions permitting requirements that incorporate stringent control technology requirements for which we may incur significant capital expenditures. Any renewal of those air emissions permits or a need to modify existing or obtain new air emissions permits has the potential to delay the development of our projects. We can provide no assurance that future compliance with existing or any new laws, regulations or permit requirements will not have a material adverse effect on our business, financial position or results of operations. For example, in 2015, the EPA issued a final rule under the CAA making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. EPA retained the 2015 standards for ground-level ozone after a review completed in 2020. In 2021, EPA announced that it would reconsider this standard, and in August 2023, EPA announced it would begin an entirely new review of the NAAQS for ground-level ozone. Also, in 2015, the EPA published a final rule that amended three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, the monitoring of air concentrations of benzene around the refinery fence line perimeter and submittal of the fence line monitoring data to the EPA on a quarterly basis; upgraded emissions controls for storage tanks, including controls for smaller capacity storage vessels and storage vessels storing materials with lower vapor pressures than previously regulated; enhanced performance requirements for flares including the use of a minimum of three pollution prevention measures, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. These final rules and any other future air emissions rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.

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

Property	Business Segment(s)	Acres	Owned / Leased	Location
Shreveport facility	Specialty Products and Solutions	240	Owned	Shreveport, Louisiana
Great Falls specialty asphalt facility	Montana/Renewables	65	Owned	Great Falls, Montana
Montana Renewables facility	Montana/Renewables	21	Owned / Leased (1)	Great Falls, Montana
Princeton facility	Specialty Products and Solutions	208	Owned	Princeton, Louisiana
Cotton Valley facility	Specialty Products and Solutions	77	Owned	Cotton Valley, Louisiana
Burnham terminal	Specialty Products and Solutions	11	Owned	Burnham, Illinois
Karns City facility	Specialty Products and Solutions	225	Owned	Karns City, Pennsylvania
Dickinson facility	Specialty Products and Solutions	28	Owned	Dickinson, Texas
Missouri facility	Specialty Products and Solutions	22	Owned	Louisiana, Missouri
Calumet Packaging facility	Performance Brands	10	Leased	Shreveport, Louisiana
Royal Purple facility	Performance Brands	20	Owned	Porter, Texas
(1)	Montana Renewables LLC, an unrestricted subsidiary of the Company, leases certain property from the Company.

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

Office Facilities

In addition to our principal properties discussed above, as of December 31, 2023, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana. The corporate headquarters lease is for 58,501 square feet of office space. The lease term expires in August 2024. Please read Note 4 — “Leases” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.

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

As of February 28, 2024, our general partner employed approximately 1,580 people who provide direct support to our operations. Of these employees, approximately 600 are covered by collective bargaining agreements.

Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility	Union	Expiration Date
Cotton Valley	International Union of Operating Engineers	November 19, 2026
Princeton	International Union of Operating Engineers	August 20, 2024
Dickinson	International Union of Operating Engineers	December 12, 2024
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2026
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2025
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	January 31, 2027
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	July 31, 2026

None of the employees at the Calumet Packaging facility, the Royal Purple facility or at the Burnham terminal are covered by collective bargaining agreements. Our general partner considers its employee relations to generally be good, with no history of work stoppages.

Compensation and Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair wages and comprehensive benefits. To foster a stronger sense of ownership and align the interests of our personnel with unitholders, we provide short-term and long-term incentive programs that include short-term cash bonus awards under our Cash Incentive Plan and phantom unit awards under our Long-Term Incentive Plan. Awards under these incentive programs are subject to individual and company performance factors. Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week, including long-term disability coverage, comprehensive health insurance, including vision and dental, employee Health Savings Accounts, including contributions to these accounts by us, competitive paid time off and sick leave programs, and student loan repayment matching opportunities. In addition, we provide a 401(k) retirement savings plan to assist our eligible employees in saving for their retirement. To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel.

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

Diversity, Inclusion and Workplace Culture

We are committed to maintaining a culture where diversity and inclusion are core philosophies across our operations, including, but not limited to, our decisions around recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We embrace an approach to hiring and advancement that considers the value of diversity, and we are also committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diversity, inclusion and belonging.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are located at 2780 Waterfront Parkway East Drive, Indianapolis, Indiana, 46214 and our telephone number is (317) 328-5660. Our website is located at www.calumet.com.

Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are located on our website at www.calumet.com by selecting the “Investor Relations” link, and then selecting the “Financial Reporting” link and then selecting the “SEC Filings” link. We also make available, free of charge on our website, our charters for the Audit and Finance Committee, Compensation Committee, and Conflicts Committee, and our Related Party Transactions Policy and Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our executive officers and directors by posting such information on our website. These documents are located on our website at www.calumet.com by selecting the “Investor Relations” link, then selecting the “Governance” link, and then selecting “Governance Documents.” All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov.

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

Such macroeconomic factors include:

●	Reduction in the demand for, and the marketability of, our specialty products due to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;
●	increased volatility in product margins;
●	the ability or willingness of our suppliers to provide raw materials, equipment, services or supplies for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise impact our ability to deliver refined or finished lubricant products timely or at all;
●	the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, orders or revenue from our customers;
●	occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;
●	increased cost and reduced availability of capital for growth or maintenance expenditures;
●	availability and operability of terminals, tankage and pipelines that store and transport our feedstocks and products;
●	the amount of our borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of credit support;
●	the impairment of our long-lived assets or goodwill, which could reduce our earnings;
●	the impact of any economic downturn, recession, inflationary pressures, further increases in interest rates or other disruptions of the U.S. and global economies and financial and commodity markets; and
●	political tensions, conflicts and war, such as the ongoing conflicts in Ukraine and the Middle East.

Our business has exposure to some commodities which are volatile, and a reduction in our margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.

In many cases, specialty products are produced from intermediates that ultimately originate from crude oil. Typically, we enjoy a cost advantage from processing crude oil into intermediates that are used as specialty feedstocks. This process also creates fuels and other by-products, which carry a margin to crude prices. Typically, the total margin of fuels and other by-products to crude oil is a positive, but in extreme demand scenarios this cost advantage can turn into a short-term disadvantage. When the margin between product sales prices and feedstock costs tightens, our earnings, profitability and cash flows are negatively impacted.

A widely used benchmark to track margins in the fuel products industry is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the gross margin assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. The Gulf Coast 2/1/1 crack spread ranged from a high of

$50.05 per barrel to a low of $13.98 per barrel during 2023 and averaged $31.64 per barrel during 2023 compared to an average of $39.96 in 2022.

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

For example, daily prices for natural gas as reported on the NYMEX ranged between $4.17 and $1.99 per million British thermal unit (“MMBtu”) in 2023, and between $9.68 and $3.72 per MMBtu in 2022. Typically, electricity prices fluctuate with natural gas prices. Future increases in natural gas and utility prices may have a material adverse effect on our results of operations. However, international natural gas prices have been more volatile, and more expensive, than domestic prices, which can provide a competitive advantage to domestic plants. This dynamic means that market product prices may increase more than our utility costs, creating higher margins when natural gas and utility costs increase less than international competitors’ utility prices. Natural gas and utility costs constituted approximately 15.4% and 14.4% of our total operating expenses included in cost of sales for the years ended December 31, 2023 and 2022, respectively. As prices and industry competitive dynamics change, it could adversely affect our profitability and the amount of cash available for payments of our debt obligations.

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

Our facilities consist of many processing units, a number of which have been in operation for extended periods of time. One or more of the units have in the past required, and may in the future require, additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues and increase our operating expenses during the period of time that our processing units are not operating and could limit our ability to make payments of our debt obligations.

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

Substantially all of our operating personnel at our Shreveport, Great Falls, Princeton, Cotton Valley, Karns City, Dickinson and Missouri facilities are employed under collective bargaining agreements. If we are unable to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and impact our ability to make payments of our debt obligations. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how we are perceived and the impact on our reputation could have adverse effects on our business.

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

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems to run our business. In addition, our use of the internet, cloud services and other public networks, exposes our business and that of other third parties with whom we do business to cybersecurity threats. Geopolitical tensions or conflicts, such as ongoing conflict in Ukraine and the Middle East, may further heighten the risk of cybersecurity incidents. Such incidents could lead to unauthorized access to data and systems, intentional or inadvertent releases of confidential information, including personally identifiable information, corruption of data and disruption of critical systems and operations. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, ransomware attacks, phishing attacks, inadvertent data disclosures, programming errors, human errors or malfeasance, acts of vandalism or other events. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventive measures. We may not have the current capability to detect certain vulnerabilities, or may not detect them in a timely manner, which may allow those vulnerabilities to persist in our systems over long periods of time. During 2021, we experienced a minor cybersecurity incident at one of our operating locations, which was effectively contained. Any disruption of our systems or cybersecurity incident or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability or regulatory fines, penalties or intervention, disrupt our business, require us to incur significant costs to remediate damage resulting from the incident or improve our information technology systems, or otherwise affect our results of operations, which could materially and adversely affect our business, results of operations or financial condition. In addition, as cybersecurity incidents continue to evolve in magnitude and sophistication, and our reliance on digital technologies continues to grow, we have expended and expect to continue to expend additional resources in order to continue to enhance our cybersecurity measures and to investigate and remediate any digital systems, related infrastructure, technologies and network security vulnerabilities. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

We are also subject to an evolving landscape of laws and regulations in a range of jurisdictions governing the handling of information and the operation of information systems, including those relating to privacy, cybersecurity and data protection. Costs associated with compliance with these laws and regulations may increase over time and failure to comply with these obligations could result in investigations, litigation, fines, penalties, judgments or other proceedings which could have a material impact on our financial results.

We identified a material weakness in our internal control over financial reporting, and if we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately and timely report our financial results.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, we identified a material weakness in the design of our controls within the financial statement close process associated with the subsequent accounting for and measurement of redeemable noncontrolling interests. The material weakness also existed as of December 31, 2022. Additionally, as previously disclosed, we previously identified a material weakness in internal control over financial reporting that pertains to the untimely and insufficient operation of controls in the financial statement close process, including lack of timely account reconciliation, analysis and review related to all financial statement accounts, which was remediated as of December 31, 2021.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Additionally, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to successfully remediate our existing material weakness or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in Part II, Item 8 “Financial Statements and Supplementary Data — “Notes to Consolidated Financial Statements,” we reached a determination to restate our consolidated financial statements and related disclosures for the year ended December 31, 2022 and for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023, following the identification of an error in the presentation of net income (loss) to partners arising from the misallocation of net loss from MRHL to noncontrolling interest. The restatement also included other immaterial adjustments to historical periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

Customers and Suppliers

Our arrangement with J. Aron and Wells Fargo expose us to J. Aron and/or Wells Fargo-related credit and performance risk as well as potential refinancing risks.

In October 2023, MRL and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (i) an ISDA 2002 Master Agreement (together with a related schedule and credit support annex, the “Master Agreement”) and a Renewable Fuel and Feedstock Repurchase Master Confirmation (together with the Master Agreement, the “MRL Inventory Financing Agreement”). Pursuant to the MRL Inventory Financing Agreement, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls, Montana refinery, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL.

In January 2024, the Partnership and J. Aron & Company (“J. Aron”) entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Partnership, or extend to the Partnership, financial accommodations secured by crude oil and finished products located at Calumet Shreveport’s refinery and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Partnership’s repurchase obligations with respect thereto.

When we executed the Shreveport Supply and Offtake Agreement, the inventories associated with such agreement were taken out of our revolving credit facility borrowing base. The inventories associated with the MRL Inventory Financing Agreement are also not included in our revolving credit facility borrowing base. Should an early termination event occur, pursuant to the terms of the Supply and Offtake Agreement, we would need to seek alternative sources of financing, such as putting the inventory associated with the Shreveport Supply and Offtake Agreement back into our revolving credit facility, to meet our obligation to repurchase the inventory at then current market prices. In addition, upon expiration of the Shreveport Supply and Offtake Agreement, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If the price of the applicable products is well above the price at which we sold the inventory, we would have to pay more for the inventory than the price we sold the inventory for. If this is the case at the time of termination and we are unable to include the inventory associated with the Shreveport Supply and Offtake Agreement in our borrowing base, we could suffer a significant reduction in liquidity if J. Aron terminates the Shreveport Supply and Offtake Agreement and we have to repurchase the inventories. Similarly, if the MRL Inventory Financing Agreement is terminated and MRL is unable to obtain alternative sources of financing, MRL could suffer significant reductions in liquidity.

Indebtedness; Financing

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

We had approximately $1.9 billion of outstanding indebtedness as of December 31, 2023, and availability for borrowings of approximately $241.9 million under our senior secured revolving credit facilities. We have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $650.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $50.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. In addition, as of December 31, 2023, MRL had $13.0 million of outstanding indebtedness under a secured revolving credit facility (the “MRL revolving credit agreement”) that was entered into on November 2, 2022. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations. In addition, our level of indebtedness could have important consequences to us, including the following:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

●	covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;
●	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations;
●	our ability to execute our acquisition and divestiture strategy; and
●	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy in general.

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

The operating and financial restrictions and covenants in our financing arrangements, including our revolving credit facility, MRL revolving credit agreement, indentures governing each series of our outstanding senior notes and master derivative contracts, do currently restrict, and any future financing agreements could restrict, our ability to finance future operations or capital needs or to engage, expand or pursue our business activities, including restrictions on our ability to, among other things:

●	sell assets, including equity interests in our subsidiaries;
●	pay distributions on or redeem or repurchase our units or redeem or repurchase any subordinated debt and, in the case of the 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”), our unsecured notes;
●	incur or guarantee additional indebtedness or issue preferred units;
●	create or incur certain liens;
●	make certain acquisitions and investments;
●	redeem or repay other debt or make other restricted payments;
●	enter into transactions with affiliates;
●	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

●	create unrestricted subsidiaries;
●	enter into sale and leaseback transactions;
●	enter into a merger, consolidation or transfer or sale of assets, including equity interests in our subsidiaries; and
●	engage in certain business activities.

Our revolving credit facility also contains a springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at any time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2023, the Company was in compliance with all covenants under the revolving credit facility.

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

If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, the MRL revolving credit agreement, our secured hedge agreements, the indentures governing our senior notes or any future indebtedness could result in an event of default under our revolving credit facility, the MRL revolving credit agreement, our secured hedge agreements, the indentures governing our senior notes or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Among other things, in the event of any default on our indebtedness, our debt holders and lenders:

●	will not be required to lend any additional amounts to us;
●	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
●	could elect to require that all obligations accrue interest at the default rate, if such rate has not already been imposed;
●	may have the ability to require us to apply all of our available cash to repay these borrowings;
●	may prevent us from making debt service payments under our other agreements, any of which could result in an event of default under our notes; or
●	in the event of a default by Calumet or its restricted subsidiaries, could foreclose on the collateral pledged pursuant to the terms of the revolving credit facility or the indenture and security documents governing the 2024 Secured Notes, respectively, or in the event of a default by Montana Renewables Holdings or MRL, could foreclose on the accounts receivables and open blenders tax credit refunds securing the MRL revolving credit agreement.

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

Borrowings under both our revolving credit facility and the MRL revolving credit agreement bear interest at a rate based on the daily Secured Overnight Financing Rate (“SOFR”). As of December 31, 2023, we had $136.7 million outstanding borrowings under our revolving credit facility, $29.9 million in standby letters of credit were issued under our revolving credit facility, and $13.0 million of outstanding borrowings under the MRL revolving credit agreement. The foregoing interest rates are subject to adjustment based on fluctuations in daily SOFR or the prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our secured hedge agreements, our Supply and Offtake Agreements, the MRL revolving credit agreement, MRL’s financing arrangements with Stonebriar, and MRL’s term loan credit agreement with I Squared Capital.

There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement, the indentures governing our senior notes, our Collateral Trust Agreement, our Supply and Offtake Agreements, the MRL revolving credit agreement, MRL’s financing arrangements with Stonebriar, and MRL’s term loan credit agreement with I Squared Capital. Certain events relating to a change of control of our general partner, our partnership and our operating subsidiaries would constitute an event of default under our revolving credit facility, our Collateral Trust Agreement and our Supply and Offtake Agreements. In addition, an event of default under our revolving credit facility would likely constitute an event of default under the indentures governing our senior notes, our master derivatives contracts and the BP Purchase Agreement. As a result, upon a change of control event, we may be required to immediately repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility, the senior notes and Supply and Offtake Agreements and the outstanding payment obligations under our master derivatives contracts and the BP Purchase Agreement. In addition, if a change of control event occurs under the MRL revolving credit agreement, MRL may be required to immediately repay the outstanding principal, any accrued interest on and any other amounts owed by MRL under the MRL revolving credit agreement. The source of funds for these repayments would be our available cash or cash generated from other sources and there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness and other payment obligations in full.

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

Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments on our debt obligations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

●	denial or delay in obtaining regulatory approvals and/or permits;
●	changes in government regulations, including environmental and safety regulations;
●	unplanned increases in the cost of equipment, materials or labor;
●	disruptions in transportation of equipment and materials;
●	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;
●	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
●	market-related increases in a project’s debt or equity financing costs; and/or
●	nonperformance or declarations of force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.

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

Some environmental laws may impose joint and several, strict liability for releases of petroleum hydrocarbons and wastes or hazardous substances or wastes, which means in some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes or hazardous substances or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition and results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.

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

Under the RFS provisions of the Clean Air Act, the EPA sets or adjusts volume mandates for the percentages of four compliance categories—cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel—to be blended into gasoline and diesel produced or imported during each calendar year. Most recently, the EPA has established these volume mandates for RFS program years 2023, 2024 and 2025 under final rules published in June 2023. We, and other refiners subject to RFS requirements, may meet those requirements by blending the necessary volumes of renewable transportation fuels into our production. To the extent that refiners cannot blend renewable fuels in the quantities required, those refiners may purchase renewable credits, referred to as RINs, which are created by blending done by others.

Our Shreveport and Great Falls refineries are normally subject to compliance with the RFS volume mandates. Our annual RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 65 million RINs across the four compliance categories. However, the EPA granted certain of our refineries the small refinery exemption (“SRE”) provided by the RFS in past years including, most recently, for the 2018 program year. Refineries that receive a SRE are not subject to the RFS renewable blending requirements for the corresponding calendar year. We have submitted SRE petitions for our Shreveport and Great Falls refineries for program years 2018, 2019, 2020, 2021, 2022 and 2023. All of these SRE petitions are in various stages of litigation. For 2018, EPA granted our SREs then later reversed (along with other SRE petitions from other small refineries) under a “blanket denial” issued in April 2022. The blanket denial included an alternate compliance approach under which the refineries, in essence, were deemed to have met their 2018 compliance obligations without tendering additional RINs. EPA’s 2018 alternate compliance approach is being challenged by Growth Energy, which in turn caused us to appeal the 2018 blanket denial. For 2019 and 2020 our SRE petitions were subject to a separate “blanket denial” in June 2022 (along with all other SRE petitions from all small refineries for those years) which we have appealed. For 2021 and 2022 our petitions were denied in July 2023 on the same grounds that EPA applied to our 2019 and 2020 petitions which we have appealed. For 2023 the EPA has not yet acted on our SRE petitions.

Status of Appeals. The U.S. Court of Appeals for the Fifth Circuit in November 2023 found venue to properly reside in the regional circuit and vacated EPA’s denial of Shreveport refinery’s 2018, 2019 and 2020 SRE petitions on the basis that EPA’s actions were impermissibly retroactive and arbitrary and capricious and remanded the decision to EPA. Shreveport refinery’s 2021 and 2022 compliance obligations were stayed on September 14, 2023 while that appeal is pending. The D.C. Circuit granted a stay relating to the Montana refinery’s 2018, 2019 and 2020 compliance obligations in March 2023, and a stay of the 2021 and 2022 obligations on October 23, 2023, indicating that the Montana refinery is likely to be successful on the merits of its appeals which are pending.

We cannot predict the final outcome of these matters or whether they may result in increased RFS program compliance costs. Moreover, the price of RINs remains subject to extreme volatility, with the potential for significant increases in price driven by political decisions rather than fundamentals. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting the original RFS program mandates. Our refineries produce a higher ratio of diesel than national averages, and since ethanol cannot be blended into diesel we therefore have a more difficult “compliance pathway” than average. The inability to receive an exemption under the RFS program for one or more of our refineries; any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels; and/or any increase in the cost to acquire RINs may, individually or in the aggregate, have the potential to result in significant costs in connection with RIN compliance, which costs could be material.

Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information. Our involvement in such litigation may strain our resources, increase our costs and distract management, even if we are successful at certain stages. As long as the final outcome of our SRE petitions remains uncertain, we expect to carry a RINs liability on our consolidated balance sheets and any changes to such liability will be recognized as a charge or credit to net income (loss). As a result of such charges, investors may have a negative outlook on our financial position regardless of the actual impact these charges have on our business. In addition, on January 27, 2022, EPA extended the compliance reporting deadlines and attestation engagement reporting deadlines for program years 2019, 2020 and 2021, calculated based on the future effective dates of other EPA RFS rulemakings. Nonetheless, we may in the future become subject to civil penalties if we are not in compliance with the RFS by such extended compliance deadlines.

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

The adoption and implementation of any international, federal, regional or state executive actions, legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions or put a price on GHG emissions could result in increased compliance costs, additional operating restrictions or reduced demand for some of our services and products. Additionally, regulators in Europe and the U.S. have also focused efforts on increased disclosure related to climate change and mitigation efforts, which may significantly increase compliance burdens and associated regulatory costs and complexity. Further, increasing concentrations of GHGs in the Earth’s atmosphere may produce climatic changes that have significant physical effects, such as increased frequency and severity of storms, floods, wildfires and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations or the operations of our suppliers and customers and result in more frequent and severe disruptions to our business and those of our suppliers and customers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. Increasing attention to the risks of climate change has also resulted in an increased possibility of lawsuits or investigations brought by public and private entities against companies in the oil and natural gas sector in connection with their greenhouse gas emissions. While we do not produce oil or natural gas, if we were to be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contributions to the asserted damage, or to mitigating factors.

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

Risks Related to Montana Renewables

If there is not sufficient demand for renewable energy, if renewable energy projects do not develop or take longer to develop than we anticipate, or if we do not realize the expected SAF premium, we may be unable to achieve our investment objectives for MRL, which could have a material adverse impact on our results of operations and financial condition.

If demand for renewable energy fails to grow sufficiently, we may be unable to achieve our business objectives for MRL. Many factors will influence the widespread adoption of renewable energy and demand for renewable energy projects, including:

●	cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies;

●	performance and reliability of renewable energy products as compared with conventional and non-renewable products;
●	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;
●	increases or decreases in the prices of oil, coal and natural gas; and
●	availability or effectiveness of government subsidies and incentives.

We also face the risks that SAF cannot generate the premium we currently expect, that a market for SAF does not evolve as expected and that alternate technologies supersede the expected demand for SAF. Any of these factors may preclude us from achieving our investment objectives for MRL and, by extension, could have a material adverse impact on our results of operations and financial condition.

Montana Renewables is subject to numerous operating risks, which could materially adversely impact our results of operations and financial conditions.

Montana Renewables was formed in 2021 and has a limited operating history, as Montana Renewables has only been producing renewable fuels since December 2022. The Company is experienced in operating facilities, such as the Montana Renewables facility, and expects to continue to leverage the Company’s operating experience, as well as its experience in selling and distributing renewable fuels.

As with any facilities of similar size and nature, the operations of Montana Renewables could be affected by many factors, including start-up problems, the breakdown or failure of equipment or processes, the performance of Montana Renewables below expected levels of output or efficiency, renewable feedstock or utility supply disruptions, environmental proceedings or other litigation that compel cessation of all or a portion of the operations, cyber-security considerations, increased stringent environmental operating, storage and transportation regulations, and/or, labor disputes. Additionally, the operations of Montana Renewables could be affected by both natural or man-made catastrophic events beyond our control, such as fires, earthquakes, floods, severe storms, extreme temperatures, explosions, major accidents, armed conflict, hostilities, acts of terrorism, health emergencies, cyber and physical attacks and/or similar events.

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

During the start-up of operation, new facilities like Montana Renewables could be susceptible to operational failures which may result in temporary maintenance shutdowns. Although the initial commissioning of the facility was successful, any significant curtailing of production at Montana Renewables may result in materially lower levels of revenues or cash flows and materially increased expenses for the duration of any downtime and may materially adversely impact the Company’s results of operations, financial conditions and ability to pay the principal of, redemption premium, if any, and/or interest on outstanding debt obligations.

Montana Renewables is subject to a number of statutes and regulations that could have an adverse effect on Montana Renewables’ operations.

We are required to comply with a number of statutes and regulations relating to the environment and the safety and health of our employees and the public during the operation of our Montana Renewables facility, such as: limits on noise emissions from the Montana Renewables facility; safety and health standards, practices and procedures applicable to the operation of the Montana Renewables facility; environmental protection requirements, including standards and limits relating to the discharge of pollutants and waste to the air, water and land; and employment, hiring and anti-discrimination requirements relating to the operation of the Montana Renewables facility.

Federal, state, and local laws and regulations protecting the environment require us to obtain permits and other authorizations to operate the Montana Renewables facility. Changes in such laws could materially and adversely affect our costs. Permits that have been obtained or will be obtained may be subject to challenge in public proceedings, including the filing of administrative or judicial appeals contesting the validity or the terms of the permits. If such permits are challenged, the operation of the Montana Renewables facility may be delayed or prohibited, and elements of our Montana Renewables facility may need to be removed, redesigned or replaced.

All permits and approvals issued by governmental agencies expire and must be renewed if the permitted activity is not complete. Renewals of operating permits require ongoing compliance and may result in new requirements being imposed by governmental agencies. There is no assurance that required renewals will be obtained when required to continue operation or that the Montana Renewables facility will be able to satisfy the requirements for renewal or continued operation. The inability to maintain required permits in force and effect, and their amendment, suspension or revocation would have adverse effects on the Montana Renewables facility’s operations and our financial performance.

A significant component of our product margin consists of a variety of government subsidies and incentives, and any changes in law that eliminate or reduce these subsidies and incentives would have a material adverse impact on our results of operations and financial condition.

As with many producers, our margins are supported by federal, state and provincial government programs that incentivize the production, blending and use of renewable and low-carbon fuels. While the general trend over time has been for these programs to expand both in number and scope, such continued growth is not guaranteed and is subject to potential changes in political and public support. For example, since the enactment of the U.S. blender’s tax credit (Section 40A of the IRC) in 2004 with specified sunset dates, there have been several occasions where the renewal and extension of the credit has been in doubt, only for it to be renewed and extended close to (and in some cases, after) expiration. Many factors affect political and public support, which cannot be fully evaluated or predicted at this time.

In addition, programs that enjoy political and public support may nonetheless evolve over time in ways that may limit opportunities for our renewable transportation fuel. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20, establishing goals of 100% of new passenger vehicle sales in-state to be zero-emission by 2035, and all heavy-duty truck sales to be zero-emission by 2045. The order further directs the California Air Resources Board to develop regulations to achieve these goals. While the precise nature of future regulations cannot be predicted, it is possible that incentives for renewable fuel products may be scaled back or more stringent emission reduction standards may be adopted to facilitate the transition to zero-emission vehicles. These and similar initiatives reflect an ever evolving legal and regulatory landscape, which introduces uncertainty in evaluating future governmental support for our products.

Certain regulatory programs feature a periodic update process. The U.S. Renewable Fuel Standard program, for example, has historically required EPA to set RVOs each year, in light of volumes of four categories of renewable fuels established by Congress in the Clean Air Act. More recently, EPA promulgated regulations setting RVOs for a three-year period (2023, 2024 and 2025). The periodic update process featured in the RFS and similar programs nonetheless introduces a degree of uncertainty in demand for our products on a yearly basis.

Transactions between the Company and MRL present possible conflicts of interest that could have an adverse effect on the Company if they are not managed appropriately.

MRHL has no assets other than its equity interests in MRL. Several of the Company’s affiliates have been or are expected to be involved with the operation of Montana Renewables, including the sales and marketing of the renewable fuels produced by Montana Renewables. The support and experience of the Company’s affiliates are expected to be important to the success of Montana Renewables. However, no affiliates of the Company are obligated to make any payments with respect to outstanding debt obligations of MRHL or MRL and any such transactions between the Company and MRHL or MRL present possible conflicts of interest that could have an adverse effect on the Company if they are not managed appropriately.

Montana Renewables depends on the Company to provide MRL with services necessary to operate its business. If the Company were unable or unwilling to provide these services, it would result in a disruption in MRL’s business that could have an adverse effect on its financial position, financial results and cash flow.

MRL does not directly employ directors, officers or employees. Pursuant to the master services agreement (the “MSA”) with a wholly-owned subsidiary of the Company, all of MRL’s executive management personnel are employees of our general partner, and MRL uses a significant number of the Company’s employees to operate the Montana Renewables facility and provide MRL with general and administrative services as well as services related to information technology, cybersecurity and data privacy. The failure of the Company to provide accurate and timely service may adversely impact MRL’s business operations. In addition, if the Company were to become unable or unwilling to provide such services, MRL would need to develop these services internally or arrange for the services from another service provider, which may not be possible and which could take time and cause MRL to experience significant interruptions or incur additional costs. Developing the capabilities internally or by retaining another service provider could have an adverse effect on MRL’s business, and the services, when developed or retained, may not be of the same quality as provided to us by the Company. For example, if MRL is not able to obtain adequate information technology and cybersecurity services, MRL may be at a higher risk for cyberattacks and other interruptions or failures. Additionally, if the MSA were to terminate, MRL would lose its key personnel.

Increases to the cost of transportation services or equipment related to our feedstock materials and renewable transportation fuels could materially and adversely affect our sales revenues and cost of operations.

We rely on railroad and trucking companies to transport renewable feedstock materials to the Montana Renewables facility, and to deliver renewable transportation fuels to our customers. These transportation services are subject to various hazards, including extreme weather conditions, floods, droughts, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards. Increasing climate risk may exacerbate weather conditions so as to materially affect the economics of traditional transportation methods. These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, local and national governments could implement new regulations affecting the transportation of our renewable feedstock materials or renewable transportation fuels. We may be unable to ship the renewable transportation fuels or obtain renewable feedstock materials as a result of these transportation companies’ failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment. If there are significant increases in the cost of such transportation services or equipment, or changes in such costs relative to transportation costs incurred by competitors, our sales revenues and/or cost of operations could be materially and adversely affected.

Montana Renewable’s operations are dependent on the use of intellectual property licensed to MRL by third parties, and if MRL fails to comply with our obligations under such license agreements, we may be required to pay damages, and we could lose license rights that are critical to our business.

Montana Renewable’s operations are dependent upon the use of intellectual property licensed to us by third parties, and in the future, MRL may enter into additional agreements for certain other intellectual property or technologies. If MRL fails to comply with terms of its license agreements related to such intellectual property or other technologies, the applicable licensor may have the right to terminate its license or MRL may be required to pay damages. Termination by the licensor may cause MRL to lose valuable rights and could prevent MRL from operating the Montana Renewables facility or otherwise operating its business. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to the licensed intellectual property are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant licensed intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Failure to obtain, maintain or renew these licenses, along with any of the foregoing, could have a material adverse effect on our ability to operate the Montana Renewables facility.

The production of renewable fuels is a growing industry and we are expected to encounter significant competition in the marketplace.

The production of renewable fuels is a growing industry and we are expected to encounter significant competition in the marketplace. Emerging trends that develop as industry production of renewable fuels increases may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as our business continues to grow. In addition, new technologies or methods of operation may be developed that improve the quality of the fuel, increase production, or decrease the costs of production.

Risks Related to the Corporate Conversion

The Corporate Conversion is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Corporate Conversion, or significant delays in completing the Corporate Conversion, could negatively affect our business and financial results and the price of our common units or, following the consummation of the Corporate Conversion, future business and financial results and the price of the common stock.

The consummation of the Corporate Conversion is subject to a number of conditions. The consummation of the Corporate Conversion is not assured and is subject to risks, including the risk that the unitholder approval of the transaction is not obtained. Further, the Corporate Conversion may not be consummated even if such unitholder approval is obtained. The Restructuring Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Corporate Conversion not being consummated.

If the Corporate Conversion is not completed, or if there are significant delays in completing the Corporate Conversion, our future business and financial results and the trading price of our common units could be negatively affected or, following the consummation of the Corporation Reorganization, our future business and financial results and the price of the common stock could be negatively affected, and the parties will be subject to several risks, including the following (i) there may be negative reactions from the financial markets due to the fact that the current price of the common units may reflect a market assumption that the Corporate Conversion will be completed and (ii) the attention of management will have been diverted to the Corporate Conversion rather than our own operations and pursuit of other opportunities that could have been beneficial to our business.

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

In April 2016, we announced suspension of our quarterly cash distribution to unitholders and have not paid any quarterly distributions since. We may not have sufficient available cash from operations in the future to enable us to resume payment of a distribution to unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

●	overall demand for specialty products;
●	the level of foreign and domestic production of crude oil and refined products;
●	our ability to produce fuel products and specialty products that meet our customers’ unique and precise specifications;
●	the marketing of alternative and competing products;
●	the extent of government regulation;
●	results of our hedging activities;
●	global or national health concerns; and
●	overall economic and local market conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors, some of which are beyond our control, including:

●	the level of capital expenditures we make, including those for acquisitions, if any;
●	our debt service requirements;
●	fluctuations in our working capital needs;
●	our ability to borrow funds and access capital markets;
●	restrictions on distributions and on our ability to make working capital borrowings for distributions contained in our debt instruments; and
●	the amount of cash reserves established by our general partner for the proper conduct of our business.

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

General Partner, The Heritage Group and Partnership Agreement

At February 28, 2024, The Heritage Group and certain of their affiliates own an approximate 20.4% limited partner interest in us and own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to other unitholders’ detriment.

At February 28, 2024, The Heritage Group and certain of their affiliates own an approximate 20.4% limited partner interest in us. In addition, The Heritage Group and certain of their affiliates control our general partner.

Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

●	our general partner is allowed to take into account the interests of parties other than us, such as its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;
●	our general partner has limited its liability and reduced its fiduciary duties under our partnership agreement and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under Delaware law;
●	our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to unitholders;
●	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
●	our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a capital expenditure for acquisitions or capital improvements, which does not. This determination can affect the amount of cash that is available for distribution to our unitholders;
●	our general partner has the flexibility to cause us to enter into a broad variety of derivative transactions covering different time periods, the net cash receipts or payments from which will increase or decrease operating surplus and adjusted operating surplus, with the result that our general partner may be able to shift the recognition of operating surplus and adjusted operating surplus between periods to increase the distributions it and its affiliates receive on their incentive distribution rights; and
●	in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

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

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

●	permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of our partnership or amendment of our partnership agreement;
●	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;
●	generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us. In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and
●	provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

By purchasing a common unit, a unitholder agrees to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, the vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. At February 28, 2024, the owners of our general partner and certain of their affiliates own approximately 20.4% of our common units. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of common units or equity securities ranking junior to the common units at any time. In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity securities, which may effectively rank senior to the common units. The issuance of additional common units or other equity securities of equal or senior rank to the common units will have the following effects:

●	our unitholders’ proportionate ownership interest in us may decrease;
●	the amount of cash available for distribution on each unit may decrease;
●	the relative voting strength of each previously outstanding unit may be diminished;
●	the market price of the common units may decline; and
●	the ratio of taxable income to distributions, if any may increase.

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

If at any time our general partner and its affiliates own more than 80% of the issued and outstanding common units, our general partner will have the right, but not the obligation, which right it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units to our general partner, its affiliates or us at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 28, 2024, our general partner and its affiliates own approximately 20.4% of our common units.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for any and all of our obligations as if they were a general partner if:

●	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or
●	unitholders’ right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. An analysis of the impact, likelihood, and management preparedness of cybersecurity threats to our strategic priorities is integrated into our enterprise risk management program and enterprise risk assessment process. This is intended to provide cross-functional visibility, as well as executive leadership oversight, to address and mitigate associated risks. Our internal IT group audits our information security programs, and the results are reported to our executive management and the Risk Committee of our Board of Directors by the Director of Information Technology. We also engage third party firms to identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards. We further employ systems and processes designed to oversee, identify, and reduce the potential impact of a cybersecurity incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. We also carry cybersecurity insurance to protect against potential losses arising from a cybersecurity incident.

Our policies and procedures also address the oversight, identification, and mitigation of cybersecurity risks associated with our use of third-party service providers. Our policy requires that each third-party service provider go through a mandatory IT Security Governance review and obtain formal approval by our IT Security Governance group before it can be used.

We have an Incident Response Plan (“IRP”) that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process aligns with the NIST framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all personnel (including third-party partners) that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company. We also have protocols by which material cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Board of Directors.

Our Director of Information Technology, who has extensive cybersecurity knowledge and skills gained from over twenty years of work experience at the Company and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to the Executive Vice President — Chief Financial Officer. The Director of Information Technology receives reports on cybersecurity threats from a number of experienced information security officers responsible for various parts of the business on an ongoing basis and in conjunction with management, regularly reviews risk management measures implements by the Company to identify and mitigate data protection and cybersecurity risks. Our Director of Information Technology works with Legal to oversee compliance with legal, regulatory, and contractual security requirements.

Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Risk Committee. Aside from more immediate reporting of material incidents to our Board of Directors as described above, our Director of Information Technology provides our Risk Committee an update on cybersecurity at least every other quarter and more often as necessary. This update includes metrics on the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. If our systems, or our customers' or suppliers' systems, for protecting against cybersecurity incidents prove to be insufficient, a cybersecurity incident could have a material adverse effect on our business, operations, or consolidated financial condition. As part of our overall risk mitigation strategy, the Company maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents or other related breaches. Please refer to Part I, Item 1A “Risk Factors — Risks Related to Our Business” for additional information about our cybersecurity risks.

Item 3. Legal Proceedings

We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for a description of our current regulatory matters related to the environment, health and safety. Additionally, the information provided under Note 6 — “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are quoted and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CLMT.” As of February 28, 2024, there were approximately 23 unitholders of record of our common units. As of February 28, 2024, there were 80,223,093 common units outstanding.

Cash Distribution Policy

General. Within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement), if any, to unitholders of record on the applicable record date.

Available Cash. Available cash generally means, for any quarter, all cash on hand at the end of the quarter:

●	less the amount of cash reserves established by our general partner to:
●	provide for the proper conduct of our business;
●	comply with applicable law, any of our debt instruments or other agreements; and
●	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.
●	plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter for which the determination is being made. Working capital borrowings are generally borrowings that will be made under our revolving credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

Cash Distribution Policy. We distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.45 per unit, or $1.80 in aggregate per year, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, since April 2016, we have not paid, and there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Please read “— Distribution Suspension.” Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our debt instruments, including our Credit Agreement and the indentures governing our 2024 Secured Notes, 11.00% Senior Notes due 2025 (the “2025 Notes”), 8.125% Senior Notes due 2027 (the “2027 Notes”), and 9.75% Senior Notes due 2028 (the “2028 Notes”). Please read Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the restrictions in our debt instruments that restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception that we make prior to our liquidation. As of February 28, 2024, this general partner interest is represented by 1,637,206 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.495 per unit. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest, and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on units that it owns. Our general partner earned no incentive distribution rights for the years ended December 31, 2023 and 2022.

Our general partner is entitled to incentive distributions if the amount we distribute to unitholders with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly
	Distribution	Marginal Percentage
	Target Amount	Interest in Distributions
	Per Common Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	up to $0.495	98%	2%
Second Target Distribution	above $0.495 up to $0.563	85%	15%
Third Target Distribution	above $0.563 up to $0.675	75%	25%
Thereafter	above $0.675	50%	50%

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

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. and its consolidated subsidiaries (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2023, 2022 and 2021. Unitholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes included elsewhere in this Annual Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 18 — “Segments and Related Information” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Restatement of Previously Issued Financial Statements:

We have restated our previously issued financial statements contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Items 1 and 2. Business and Properties, for background on the restatement, the fiscal periods impacted, control considerations, and other information. See Note 21 — “Restatement of Prior Period” and Note 22 — “Quarterly Financial Data (Unaudited)” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” for additional information related to the restatement, including descriptions of the misstatements and the impacts on our financial statements.

Recent Developments

Corporate Conversion

On November 9, 2023, we entered into a Partnership Restructuring Agreement (as amended, the “Restructuring Agreement”) with our general partner, The Heritage Group and the other owners of our general partner (the “Sponsor Parties”) to effectuate a corporate transition of the Company to Calumet, Inc., a newly formed Delaware corporation (“New Calumet”).

Pursuant to the Restructuring Agreement and the transaction documents to be entered into in connection therewith, at the closing of the transactions contemplated by the Restructuring Agreement (the “Corporate Conversion”), among other things:

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

●as a result of the Corporate Conversion, our general partner will become a wholly owned subsidiary of New Calumet, and its incentive distribution rights and 2.0% General Partner interest will be cancelled, and the Company will become a wholly owned subsidiary of New Calumet; the New Calumet Common Stock will continue to trade on Nasdaq.

On February 9, 2024, we entered into the First Amendment to the Partnership Restructuring Agreement (the “Restructuring Agreement Amendment”) with our general partner and the Sponsor Parties. Pursuant to the Restructuring Agreement Amendment, as of the date of the closing of the Corporate Conversion (the “Closing”), New Calumet will be governed by a board of directors (the “New Calumet Board”) of 10 directors, classified into three classes. The initial directors of New Calumet will be appointed by The Heritage Group, together with its affiliates, related trusts, trustees, family members, successors and assigns (“THG”), and following the Closing, (i) for so long as THG owns at least 16.7% of the outstanding shares of New Calumet’s common stock, par value $0.01 per share (“Common Stock”), THG will have the right to nominate two directors; (ii) for so long as THG owns less than 16.7% but 5% or more of the outstanding shares of Common Stock, THG will have the right to nominate one director; and (iii) at such time as THG ceases to own at least 5% of the outstanding shares of Common Stock, THG will not have the right to nominate any directors. In addition, the Restructuring Agreement Amendment sets forth certain Partnership unitholder approvals that are conditions to the Closing and provides that our general partner will make an election to be taxed as an association taxable as a corporation for U.S. federal income tax purposes prior to the Closing.

On February 9, 2024, we entered into a Conversion Agreement (the “Conversion Agreement”) with New Calumet, Calumet Merger Sub I LLC, a wholly owned subsidiary of New Calumet, Calumet Merger Sub II LLC, a wholly owned subsidiary of New Calumet, our general partner and the Sponsor Parties to effectuate the Corporate Conversion.

The Board has unanimously approved the terms of the Conversion Agreement and the transactions contemplated thereby and has resolved to recommend that the Partnership’s unitholders approve the Conversion Agreement. The Board approved the Conversion Agreement following the recommendation and special approval of the Conflicts Committee.

The consummation of the Corporate Conversion is subject to certain customary conditions, including, among others: (i) approval of the Conversion Agreement and certain related matters specified in the Restructuring Agreement by the holders of a majority of our outstanding common units; (ii) the absence of any law or injunction prohibiting the consummation of the transactions contemplated by the Conversion Agreement; (iii) the effectiveness of a registration statement on Form S-4 to be filed by New Calumet with respect to the registration of the shares of Common Stock to be issued in the Corporate Conversion; (iv) approval for listing of the Common Stock on the Nasdaq Stock Market LLC; (v) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (vi) the election by our general partner to be taxed as an association taxable as a corporation for U.S. federal income tax purposes; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

The Conversion Agreement may be terminated: (i) by the mutual written consent of the Partnership and the Sponsor Parties; (ii) if, upon the conclusion of the meeting of our unitholders called to approve the Corporate Conversion, the required unitholder approvals have not been obtained; (iii) if the Closing has not occurred on or before August 7, 2024; or (iv) upon the occurrence of certain other events specified in the Conversion Agreement.

For additional information, please read our Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 9, 2023 and February 12, 2024. Please also read Part I, Item 1A “Risk Factors — The Corporate Conversion is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Corporate Conversion, or significant delays in completing the Corporate Conversion, could negatively affect our business and financial results and the price of our common units or, following the consummation of the Corporate Conversion, future business and financial results and the price of the common stock.”

Note Purchase Agreement

On February 23, 2024, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell $200.0 million aggregate principal amount of a new series of our 9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”) in a private placement transaction in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The 2029 Secured Notes will mature on July 15, 2029 and will be issued at par. The closing of the issuance of the 2029 Secured Notes is expected to occur on March 7, 2024, subject to customary closing conditions.

We intend to use the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of the outstanding 2024 Secured Notes and $50.0 million aggregate principal amount of the outstanding 2025 Notes.

2023 Update

Outlook and Trends

During the fourth quarter of 2023, our business continued to benefit from a healthy margin environment. Demand for our products remained healthy across most of the enterprise, and we expect margins to continue to remain strong. We believe low unemployment, stabilizing raw material and packaging costs, and lower than normal industry inventories point to a continuation of this trend. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

Our Specialty Products and Solutions segment continues to perform well. Market demand is relatively high compared to historical averages, and we continue to leverage the benefits of our fully integrated specialty business in this market. As expected, margins continued to slowly normalize relative to record highs experienced in the second half of 2022. Our Montana Renewables facility returned to normal operations in early December 2023 following the successful completion of the steam drum replacement and turnaround. During the months of August, September and October, the Montana Renewables facility operated at 50% utilization and the plant was in turnaround nearly the entire month of November. The market price of feedstocks has decreased dramatically, and the business consumed old feed from inventory, which is significantly more expensive than the current market, upon return to normal operations in December. Results in our Performance Brands segment continued to trend better versus the prior year as input and packaging costs have stabilized, price increases from previous periods have largely held, and industrial volume demand continues to grow.

As we have experienced in the past several years, our integrated business model and diversified product portfolio provides an advantaged response to changing market conditions. While we are not immune to the impacts of an economic downturn, we believe our specialty business is well positioned to withstand one.

Contingencies

For a summary of litigation and other contingencies, please read Note 6 — “Commitments and Contingencies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported net income of $48.1 million in 2023, versus a net loss of $173.3 million in 2022. We reported Adjusted EBITDA (as defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures”) of $260.5 million in 2023, versus $390.0 million in 2022. We used cash from operating activities of $14.9 million in 2023, versus generating cash from operating activities of $100.6 million in 2022.

Please read Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $251.2 million in 2023 compared to $379.4 million in the prior year. Compared to the prior year, Specialty Products and Solutions 2023 segment Adjusted EBITDA was unfavorably impacted by lower throughput volumes as a result of the planned turnarounds completed at our Cotton Valley, Shreveport and Princeton facilities during the current year coupled with the impact of unplanned outages as a result of the severe weather experienced in Northwest Louisiana during the current year. The specialties and fuels margin environments continue to slowly regress from record highs, but remain strong compared to historical averages and continue to benefit our business.

Montana/Renewables segment Adjusted EBITDA was $30.2 million in 2023 compared to $75.8 million in 2022. Compared to the prior year, Montana/Renewables 2023 segment Adjusted EBITDA was unfavorably impacted by lower throughput volumes as a result of throughput constraints caused by the ruptured steam drum and a turnaround at our Montana Renewables facility during the current year period, coupled with the impact of lower production volumes as a result of modifying our legacy Great Falls specialty asphalt facility to operate at a new and reduced nameplate capacity as part of the conversion to renewable fuel production. In addition to this, current year results were unfavorably impacted by higher material costs, primarily as it related to higher priced pre-treated feedstocks to support the start-up of the feedstock pre-treatment and SAF units.

Performance Brands segment Adjusted EBITDA was $47.9 million in 2023 compared to $20.2 million in 2022. Compared to the prior year, Performance Brands segment Adjusted EBITDA was favorably impacted by an increase in net unit margins as a result of input costs stabilizing in our branded and consumer markets and an increase in industrial volumes. The segment also benefited from a partial payout of our ongoing business interruption claims and received $8.2 million of insurance payments during the current year.

Corporate segment Adjusted EBITDA was negative $68.8 million in 2023 versus negative $85.4 million in 2022 primarily due to lower labor and benefits related expenses.

Liquidity Update

As of December 31, 2023, we had total liquidity of $249.8 million comprised of $7.9 million of unrestricted cash and $241.9 million of availability under our revolving credit facilities. As of December 31, 2023, our revolving credit facilities had a $421.5 million borrowing base, $149.7 million in outstanding borrowings and $29.9 million of outstanding standby letters of credit. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 7 “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Part I, Item 1A. “Risk Factors” for additional information.

Renewable Fuel Standard Update

Along with the broader refining industry, we remain subject to compliance costs under the RFS unless or until we receive a small refinery exemption from the EPA, which we have historically received. Administered by the EPA, the RFS provides annual requirements for the total volume of renewable transportation fuels that are mandated to be blended into finished transportation fuels. If a refiner does not meet its required annual Renewable Volume Obligation, the refiner can purchase blending credits in the open market, referred to as RINs. For more information, see Part I, Item 1A, “Risk Factors — The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.”

For the year ended December 31, 2023, we recorded a gain of $231.2 million for RINs, as compared to an expense of $197.5 million for RINs for the year ended December 31, 2022. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

See Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information on the Company’s RINs obligation.

Unrestricted Subsidiaries

See Note 19 — “Unrestricted Subsidiaries” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information regarding certain financial information of our unrestricted subsidiaries.

Key Performance Measures

Our sales and results of operations are principally affected by demand for specialty products, fuel and renewable fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.

Our primary raw materials are crude oil, renewable feedstocks and other specialty feedstocks, and our primary outputs are specialty consumer facing and industrial products, specialty branded products, and fuel and renewable fuel products. The prices of crude oil, specialty products and fuel and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We may also hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read Note 9 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

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

	Year Ended December 31,
	2023	2022	2021

	(In bpd)
Total sales volume (1)	79,805	82,946	79,281
Total feedstock runs (2)	77,200	80,447	75,818
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	10,358	10,951	9,867
Solvents	7,208	7,100	6,833
Waxes	1,326	1,452	1,335
Fuels, asphalt and other by-products	38,845	40,845	27,869
Total Specialty Products and Solutions	57,737	60,348	45,904
Montana/Renewables:
Gasoline	3,898	3,409	4,907
Diesel	2,941	6,449	9,711
Jet fuel	449	820	901
Asphalt, heavy fuel oils and other	4,483	6,942	10,379
Renewable fuels	6,314	—	—
Total Montana/Renewables	18,085	17,620	25,898

Performance Brands	1,474	1,434	1,304

Total facility production (3)	77,296	79,402	73,106
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)	The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

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

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Sales	$4,181.0	$4,686.3	$3,148.0
Cost of sales	3,729.3	4,334.6	3,005.1
Gross profit	451.7	351.7	142.9
Operating costs and expenses:
Selling	54.9	53.9	52.8
General and administrative	133.0	143.4	151.1
Taxes other than income taxes	21.5	13.7	12.5
Loss on impairment and disposal of assets	3.5	0.7	4.1
Other operating (income) expense	(28.4)	8.1	8.0
Operating income (expense)	267.2	131.9	(85.6)
Other income (expense):
Interest expense	(221.7)	(175.9)	(149.5)
Debt extinguishment costs	(5.9)	(41.4)	(0.5)
Gain (loss) on derivative instruments	9.9	(81.7)	(23.3)
Other income (expense):	0.2	(2.8)	0.3
Total other expense	(217.5)	(301.8)	(173.0)
Net income (loss) before income taxes	49.7	(169.9)	(258.6)
Income tax expense	1.6	3.4	1.5
Net income (loss)	$48.1	$(173.3)	$(260.1)
EBITDA	$418.3	$104.3	$(1.4)
Adjusted EBITDA	$260.5	$390.0	$110.3
Distributable Cash Flow	$(86.2)	$87.8	$(120.1)

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

We define EBITDA for any period as net income (loss) plus interest expense (including amortization of debt issuance costs), income taxes and depreciation and amortization. Historically, we considered net income (loss) to be the most directly comparable GAAP measure to EBITDA. We believe net income (loss) is the most directly comparable GAAP measure to EBITDA.

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

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$48.1	$(173.3)	$(260.1)
Add:
Interest expense	221.7	175.9	149.5
Depreciation and amortization	146.9	98.3	107.7
Income tax expense	1.6	3.4	1.5
EBITDA	$418.3	$104.3	$(1.4)
Add:
LCM / LIFO (gain) loss	$35.6	$6.6	$(50.3)
Unrealized (gain) loss on derivative instruments	(33.0)	45.9	$24.4
Debt extinguishment costs	5.9	41.4	0.5
Amortization of turnaround costs	36.1	23.1	17.0
Loss on impairment and disposal of assets	3.5	0.7	4.1
RINs mark-to-market (gain) loss	(290.2)	115.7	57.7
Equity-based compensation and other items	20.2	34.4	50.7
Other non-recurring expenses (1)	60.9	15.6	7.6
Noncontrolling interest adjustments	3.2	2.3	—
Adjusted EBITDA	$260.5	$390.0	$110.3
Less:
Replacement and environmental capital expenditures (2)	$81.2	$77.9	$29.0
Cash interest expense (3)	216.0	158.3	138.9
Turnaround costs	47.9	62.6	61.0
Income tax expense	1.6	3.4	1.5
Distributable Cash Flow	$(86.2)	$87.8	$(120.1)
(1)	For the year ended December 31, 2023, other non-recurring expenses included a $50.6 million charge to cost of sales for losses under firm purchase commitments. For the year ended December 31, 2022, other non-recurring expenses included a $13.0 million charge to cost of sales for losses under firm purchase commitments.
(2)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(3)	Represents consolidated interest expense less non-cash interest expense.

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Sales. Sales decreased $505.3 million, or 10.8%, to $4,181.0 million in 2023 from $4,686.3 million in 2022. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2023	2022	% Change

	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$763.8	$913.7	(16.4)%
Solvents	398.5	434.9	(8.4)%
Waxes	163.9	189.3	(13.4)%
Fuels, asphalt and other by-products (1)	1,550.7	1,970.1	(21.3)%
Total Specialty Products and Solutions	$2,876.9	$3,508.0	(18.0)%
Total Specialty Products and Solutions sales volume (in barrels)	21,468,000	22,461,000	(4.4)%
Average Specialty Products and Solutions sales price per barrel	$134.01	$156.18	(14.2)%
Montana/Renewables:
Gasoline	$167.2	$188.1	(11.1)%
Diesel	144.8	391.8	(63.0)%
Jet Fuel	20.5	41.8	(51.0)%
Asphalt, heavy fuel oils and other (2)	148.1	253.2	(41.5)%
Renewable fuels	513.2	—	100.0%
Total Montana/Renewables	$993.8	$874.9	13.6%
Total Montana/Renewables sales volume (in barrels)	7,149,000	7,298,000	(2.0)%
Average Montana/Renewables sales price per barrel	$139.01	$119.88	16.0%
Performance Brands:
Total Performance Brands (3)	$310.3	$303.4	2.3%
Total Performance Brands sales volume (in barrels)	512,000	517,000	(1.0)%
Average Performance Brands sales price per barrel	$606.05	$586.85	3.3%

Total sales	$4,181.0	$4,686.3	(10.8)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	29,129,000	30,276,000	(3.8)%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyol ester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $631.1 million decrease in Specialty Products and Solutions segment sales in 2023, as compared to 2022, were as follows:

Dollar Change
(In millions)
Volume	$(155.3)
Sales price	(475.8)
Total Specialty Products and Solutions segment sales decrease	$(631.1)

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

The components of the $118.9 million increase in Montana/Renewables segment sales in 2023, as compared to 2022, were as follows:

Dollar Change
(In millions)
Sales price	$136.6
Volume	(17.7)
Total Montana/Renewables segment sales increase	$118.9

Montana/Renewables segment sales increased primarily due to higher sales prices resulting from sales of higher priced renewable fuels in the current year period. Lower volumes were the result of throughput constraints caused by the ruptured steam drum and a turnaround at our Montana Renewables facility, coupled with the unfavorable impact as a result of modifying our legacy Great Falls asphalt plant to operate at a new and lower nameplate capacity.

The components of the $6.9 million increase in Performance Brands segment sales in 2023, as compared to 2022, were as follows:

Dollar Change
(In millions)
Sales price	$9.6
Volume	(2.7)
Total Performance Brands segment sales increase	$6.9

Performance Brands segment sales increased primarily due to increases in product prices.

Gross Profit. Gross profit increased $100.0 million, or 28.4%, to $451.7 million in 2023 from $351.7 million in 2022. Gross profit for our business segments were as follows:

	Year Ended December 31,
	2023	2022	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$402.2	$325.5	23.6%
Percentage of sales	14.0%	9.3%	4.7%
Specialty Products and Solutions gross profit per barrel	$18.73	$14.49	29.3%
Montana/Renewables:
Gross profit (loss)	$(32.6)	$(29.4)	10.9%
Percentage of sales	(3.3)%	(3.4)%	0.1%
Montana/Renewables gross profit (loss) per barrel	$(4.56)	$(4.03)	13.2%
Performance Brands:
Gross profit	$82.1	$55.6	47.7%
Percentage of sales	26.5%	18.3%	8.2%
Performance Brands gross profit per barrel	$160.35	$107.54	49.1%

Total gross profit	$451.7	$351.7	28.4%
Percentage of sales	10.8%	7.5%	3.3%

The components of the $76.7 million increase in Specialty Products and Solutions segment gross profit in 2023, as compared to 2022, were as follows:

Dollar Change
(In millions)
Year ended December 31, 2022 reported gross profit	$325.5
Cost of materials	360.3
Operating costs	(18.5)
LCM / LIFO inventory adjustments	(12.1)
Volumes	(36.7)
Sales price	(475.8)
RINs expense	259.5
Year ended December 31, 2023 reported gross profit	$402.2

The increase in Specialty Products and Solutions segment gross profit for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to the significant decline in RINs prices in the current year. This impact was partially off-set by lower specialties and fuels unit margins as a result of the weaker margin environment experienced during the current year period. Also, current year results were unfavorably impacted by higher operating expenses and lower volumes as a result of planned turnarounds completed at our Shreveport, Cotton Valley, and Princeton facilities and unplanned outages as a result of severe weather experienced in Northwest Louisiana during the current year period.

The components of the $3.2 million decrease in Montana/Renewables segment gross profit (loss) in 2023, as compared to 2022, were as follows:

Dollar Change
(In millions)
Year ended December 31, 2022 reported gross profit (loss)	$(29.4)
Cost of materials	(110.3)
Loss on firm purchase commitments	(37.6)
LCM / LIFO inventory adjustments	(14.6)
Volumes	(3.7)
RINs expense	136.1
Operating costs	(109.8)
Sales price	136.7
Year ended December 31, 2023 reported gross profit (loss)	$(32.6)

The increase in Montana/Renewables segment gross profit for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to the significant decline in RINs prices in the current year. This impact was coupled with the favorable impact of higher margins associated with sales of renewable fuels products at our Montana Renewables facility in the current year period. The unfavorable impact for lower production volumes and higher operating costs were associated with the start-up of the Montana Renewables facility and the modification of our legacy Great Falls specialty asphalt facility. Also, volumes were unfavorably impacted due to throughput constraints caused by the ruptured steam drum and a turnaround completed at our Montana Renewables during the current year period. These impacts were coupled with the unfavorable impact of a charge for losses under firm purchase commitments recorded in the current year period.

The components of the $26.5 million increase in Performance Brands segment gross profit in 2023, as compared to 2022, were as follows:

Dollar Change
(In millions)
Year ended December 31, 2022 reported gross profit	$55.6
Sales price	9.6
Operating costs	6.3
LCM / LIFO inventory adjustments	(2.3)
Volume	(0.7)
Cost of materials	13.6
Year ended December 31, 2023 reported gross profit	$82.1

The increase in Performance Brands segment gross profit for the year ended December 31, 2023, as compared to the same period in 2022, was primarily driven by higher unit margins as a result of input costs stabilizing in our branded and consumer markets. The favorable impact for operating costs was the result of partial receipt of proceeds from the Company’s business interruption insurance policy recorded in the current year period.

General and administrative. General and administrative expenses decreased $10.4 million, or 7.3%, to $133.0 million in 2023 from $143.4 million in 2022. The decrease was due primarily to a $5.4 million decrease in labor and benefits expenses.

Interest expense. Interest expense increased $45.8 million, or 26.0%, to $221.7 million in 2023 from $175.9 million in 2022. The increase was primarily due to interest expense incurred for our 2028 Notes and the MRL Term Loan Credit Agreement in the current year period, which was absent the prior year comparative period. The increase in interest expense in the current year period was partially offset by the absence of interest expense incurred in the prior year comparative period for outstanding borrowings under the MRL credit facility, which were repaid in August 2022.

Gain (loss) on derivative instruments. There was a $9.9 million gain on derivative instruments in 2023, compared to a $81.7 million loss in the same period in 2022. The $23.1 million realized loss on derivative instruments in the current year period was primarily due to the settlement of our crack spread swaps positions during the period. The unrealized gain on derivative instruments was primarily the result of a $42.9 million unrealized gain on crack spread swaps positions, partially offset by the unrealized loss on the inventory financing embedded derivative of $9.9 million in the current year period, compared to an unrealized loss of $14.6 million in the prior year comparative period.

Debt extinguishment costs. There was a $5.9 million loss for debt extinguishment costs in 2023, compared to a $41.4 million loss for debt extinguishment costs in 2022. Debt extinguishment costs in the prior year period comprised of $2.1 million in conjunction with the repurchase of $36.5 million aggregate principal amount of the 2025 Notes and $38.3 million in conjunction with the repayment of all borrowings under the MRL credit facility. Please refer to Note 8 “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Refer to Item 7 “Management’s Discussion and Analysis — Year Ended December 31, 2022, Compared to Year Ended December 31, 2021” of our 2022 Annual Report for a description of the factors impacting our results of operations for the year ended December 31, 2022 in comparison to the year ended December 31, 2021.

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

In general, we expect that our short-term liquidity needs, including debt service, working capital, replacement and environmental capital expenditures and capital expenditures related to internal growth projects, will be met primarily through cash on hand, projected cash flow from operations, borrowing capacity under our revolving credit facilities and asset sales.

On June 27, 2023, the Company issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses. On June 28, 2023, the Company used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums, in each case, in connection with the completion of the Company’s tender offers. Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On April 19, 2023, MRL and MRHL entered into the MRL Term Loan Credit Agreement, that provides for a $75.0 million term loan facility with a maturity date of April 19, 2028. Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On February 23, 2024, the Company announced that it delivered (i) a notice of conditional redemption for all of the 2024 Secured Notes at a redemption price of par, plus accrued and unpaid interest to but not including the redemption date of March 9, 2024, and (ii) a notice of conditional redemption for $50.0 million aggregate principal amount of the 2025 Notes at a redemption price of par, plus accrued and unpaid interest to but not including the redemption date of April 15, 2024.

The Company’s obligation to redeem all of the 2024 Secured Notes and $50.0 million aggregate principal amount of the 2025 Notes, in each case, is conditioned upon, on or before March 9, 2024, the completion of a private placement of at least $200.0 million aggregate principal amount of the Company’s senior debt securities. The Company will publicly announce and notify the holders of the 2024 Secured Notes, the holders of the 2025 Notes and Wilmington Trust, National Association, as trustee, if the foregoing condition is not satisfied or waived, whereupon the redemptions will be revoked and the 2024 Secured Notes and the 2025 Notes called for redemption will remain outstanding. Please refer to Note 23 — “Subsequent Events” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024. Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On October 3, 2023, Montana Renewables, LLC (“MRL”) and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (a) an ISDA 2002 Master Agreement (the “Master Agreement), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (together with the Master Agreement, the Schedule and the Credit Support Annex, collectively the “MRL Supply and Offtake Agreement” and, together with the Shreveport Supply and Offtake Agreement, the “Supply and Offtake Agreements”). Pursuant to the MRL Supply and Offtake Agreement, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls facility, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL. The MRL Supply and Offtake Agreement replaced MRL’s previous inventory financing agreement with Macquarie, which terminated on October 3, 2023. Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

We expect to fund planned capital expenditures in 2024 of approximately $110 million to $140 million primarily with cash on hand, and cash flows from operations. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facilities and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. We continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our revolving credit facilities or by funding accessed through capital markets.

The borrowing base on our revolving credit facilities decreased from approximately $477.4 million as of December 31, 2022, to approximately $421.5 million at December 31, 2023, resulting in a corresponding decrease in our borrowing availability from approximately $337.6 million at December 31, 2022, to approximately $241.9 million at December 31, 2023. Total liquidity, consisting of cash and available funds under our revolving credit facilities, decreased from $372.8 million at December 31, 2022 to $249.8 million at December 31, 2023.

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

The following table summarizes our primary sources and uses of cash in each of the most recent two years:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Net cash provided by (used) in operating activities	$(14.9)	$100.6	$(44.0)
Net cash used in investing activities	(271.8)	(536.0)	(82.8)
Net cash provided by financing activities	266.2	348.7	139.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20.5)	$(86.7)	$12.5

Operating Activities. Operating activities used cash of $14.9 million in 2023 compared to providing cash of $100.6 million in 2022. The change was primarily driven by a decrease in net unit margins as a result of the weaker margin environment experienced during the current year period.

Investing Activities. Investing activities used cash of $271.8 million in 2023 compared to a use of cash of $536.0 million in 2022. The change is related to a decrease in cash expenditures for additions to property, plant and equipment in the current year period in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in both periods were mainly related to our Montana Renewables project.

Financing Activities. Financing activities provided cash of $266.2 million in 2023 compared to providing cash of $348.7 million in 2022. The change is primarily due to the borrowings we received from the issuance of the 2028 Notes and the MRL Term Loan Credit Agreement, partially offset by repayments of our 2024 Secured Notes, 2025 Notes and the payments made to terminate the Great Falls Supply and Offtake Agreement (as defined below). In addition to this, cash provided by financing activities in the prior year comparative period included $372.9 million of proceeds for other financing activities, mostly related to our MRL asset financing arrangements, and $250.0 million of proceeds received for the sale of preferred units in MRHL. Please refer to Note 20 — “Redeemable Noncontrolling Interest” for additional information regarding the issuance and sale of preferred units and Note 8 — “Long-Term Debt - MRL Asset Financing Arrangements” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information regarding the MRL asset financing arrangements.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Capital improvement expenditures	$190.6	$458.3	$53.9
Replacement capital expenditures	69.9	69.2	24.0
Environmental capital expenditures	11.3	8.7	5.0
Turnaround capital expenditures	47.9	62.6	61.0
Total	$319.7	$598.8	$143.9

2024 Capital Spending Forecast

We are forecasting total capital expenditures of approximately $110 million to $140 million in 2024. Our forecasted capital expenditures are primarily related to growth and sustainability projects. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facilities and by accessing capital markets as necessary. Further, we continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our revolving credit facilities or by funding accessed through capital markets. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facilities, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities

As of December 31, 2023, our primary debt and credit instruments consisted of:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the Fourth Amendment to our revolving credit facility (the “Credit Facility Amendment”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
●	$179.0 million of 9.25% Senior Secured First Lien Notes due 2024;
●	$413.5 million of 11.00% Senior Notes due 2025;
●	$325.0 million of 8.125% Senior Notes due 2027;
●	$325.0 million of 9.25% Senior Notes due 2028 (“2028 Notes”);
●	$74.4 million of borrowings under our MRL Term Loan Credit Agreement; and
●	$384.6 million of financing through our MRL asset financing arrangements.

We were in compliance with all covenants under our debt instruments in place as of December 31, 2023, and believe we have adequate liquidity to conduct our business.

On June 27, 2023, the Company issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses. On June 28, 2023, the Company used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums, in each case, in connection with the completion of the Company’s tender offers. Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On April 19, 2023, MRL and MRHL entered into the MRL Term Loan Credit Agreement, that provides for a $75.0 million term loan facility with a maturity date of April 19, 2028. Please refer to Note 8 — “Long-Term Debt” in Part II,

Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On February 23, 2024, the Company announced that it delivered (i) a notice of conditional redemption for all of the 2024 Secured Notes at a redemption price of par, plus accrued and unpaid interest to but not including the redemption date of March 9, 2024, and (ii) a notice of conditional redemption for $50.0 million aggregate principal amount of the 2025 Notes at a redemption price of par, plus accrued and unpaid interest to but not including the redemption date of April 15, 2024.

The Company’s obligation to redeem all of the 2024 Secured Notes and $50.0 million aggregate principal amount of the 2025 Notes, in each case, is conditioned upon, on or before March 9, 2024, the completion of a private placement of at least $200.0 million aggregate principal amount of the Company’s senior debt securities. The Company will publicly announce and notify the holders of the 2024 Secured Notes, the holders of the 2025 Notes and Wilmington Trust, National Association, as trustee, if the foregoing condition is not satisfied or waived, whereupon the redemptions will be revoked and the 2024 Secured Notes and the 2025 Notes called for redemption will remain outstanding. Please refer to Note 23 — “Subsequent Events” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

Inventory Financing

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024. Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On October 3, 2023, Montana Renewables, LLC (“MRL”) and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (a) an ISDA 2002 Master Agreement (the “Master Agreement), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (together with the Master Agreement, the Schedule and the Credit Support Annex, collectively the “MRL Supply and Offtake Agreement” and, together with the Shreveport Supply and Offtake Agreement, the “Supply and Offtake Agreements”). Pursuant to the MRL Supply and Offtake Agreement, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls facility, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL. The MRL Supply and Offtake Agreement replaced MRL’s previous inventory financing agreement with Macquarie, which terminated on October 3, 2023. Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.

Short-Term Liquidity

As of December 31, 2023, our principal sources of short-term liquidity were (i) approximately $241.9 million of availability under our revolving credit facilities, (ii) inventory financing agreements related to our Shreveport facility and Montana Renewables facility and (iii) $7.9 million of unrestricted cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, please read Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.

From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2024 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2023, we had $179.0 million in 2024 Secured Notes, $413.5 million in 2025 Notes, $325.0 million in 2027 Notes, and $325.0 million in 2028 Notes outstanding. The 2024 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2024 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2024 Secured Notes. In addition, as of December 31, 2023, we had $384.6 million of debt outstanding for our MRL asset financing arrangements and $50.8 million of other debt outstanding for the Shreveport terminal asset financing arrangement. Borrowings under the MRL asset financing arrangements are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. For additional information regarding our MRL asset financing arrangements, see Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.

To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For more information regarding our senior notes, please read Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.

Master Derivative Contracts and Collateral Trust Agreement

Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2023. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.

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

Credit Ratings

In October 2023, S&P reaffirmed a rating of B- on our senior unsecured notes and revised our outlook to stable. In January 2022, Moody’s reaffirmed a rating of Caa1 on our senior unsecured notes and a Company rating of B3, with the stable outlook maintained. Our 2024 Secured Notes issued in 2020 are rated B+ by S&P and B1 by Moody’s.

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

We consider an accounting estimate to be critical if:

●	The accounting estimate requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; and
●	We reasonably could have used different estimates in the current period, or changes in these estimates are reasonably likely to occur from period to period as new information becomes available, and a change in these estimates would have a material impact on our financial condition or results from operations.

Valuation of Goodwill

We assess goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company tests goodwill either quantitatively or qualitatively for impairment. The Company assessed goodwill for impairment qualitatively during the year ended December 31, 2023 and qualitatively and quantitatively during the year ended December 31, 2022.

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

Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

●	The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, planned utilization rates, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s planning and capital investment reviews and include recent historical prices and published forward prices.
●	The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible.

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

Meaningful factors that would significantly impact our financial projections are changes in customer demand levels or loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of our goodwill as of October 1, 2023 were reasonable.

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

Valuation of Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits and has historically not been obligated to make these purchases during these years. The Company’s petitions for the Small Refinery Exemption for compliance years 2018-2022 ultimately were denied by the EPA. EPA’s denials of those petitions is subject to litigation, as described in Note 2 — “Summary of Significant Accounting Policies.” Future exemptions are the subject of future annual applications. The RIN obligation is a non-financial instrument representing a quantity that cannot be settled financially.

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

Our RINs Obligation is measured at the RINs spot prices obtained from an independent pricing service as of each balance sheet date. However, certain vintage RINs are very thinly traded, and the period end spot prices might not be an accurate reflection of the actual amount that we could purchase RINs in the open market in the quantities that would be required to satisfy our RINs volume obligation. Please read Note 2 — “Summary of Significant Accounting Policies” for further information on our RINs obligation.

We believe that our small refineries (“the refineries”) qualify for SREs on the merits and we have asked EPA to approve our petitions. The Company has previously applied for and received SREs through 2018, following a structure procedure administered by the EPA. According to documentation we have received from the EPA, the analysis prepared by the Department of Energy (“DOE”) under this procedure showed that the Company’s refineries met the criteria for disproportionate economic hardship for the 2018, 2019 and 2020 compliance years. The reversal of our previously approved 2018 SRE in April 2022, the blanket denial in June 2022 by EPA of our 2019 and 2020 petitions, and the blanket denial in July 2023 by EPA of our 2021 and 2022 petitions were based on EPA’s retroactive across-the-board determination despite the affirmative findings from the DOE that the refineries met the criteria for disproportionate economic hardship.

Management believes that we have viable legal arguments to challenge the denials, including that the denials are inconsistent with the CAA, the Administrative Procedure Act, EPA’s regulations, the DOE’s analysis and/or the factual record, and are unlawful retroactive applications of a new standard. In November 2023, the Fifth Circuit ruled in the Partnership’s favor on the merits of its challenge as it relates to the Shreveport refinery’s 2019 and 2020 SRE petitions, vacated EPA’s denial and remanded it to the EPA, and held that EPA’s denial was impermissibly retroactive and also violated federal law. In January 2024, the Fifth Circuit denied a request to rehear the case. The court’s mandate issued in January 2024, and these SRE petitions are before EPA once again for further consideration consistent with the court’s opinion. The challenge before the D.C. Circuit remains pending. As with any legal action, a challenge to an EPA decision denying the refineries’ SRE petitions may ultimately be unsuccessful. This would present a number of uncertainties and complexities caused primarily by the passage of time since we first submitted the SRE petitions, including for example the potential expiration and/or unavailability or limited availability in the market of vintage 2019, 2020, 2021 and 2022 RINs, the specifics of other potential forthcoming EPA actions, the results of other parties’ potential litigation avenues and outcomes, and post-litigation uncertainties around the timing and magnitude of any resolution.

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

Recent Accounting Pronouncements

For a summary of recently issued and adopted accounting standards applicable to us, please read Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

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

Please read Note 9 — “Derivatives” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of December 31, 2023 and December 31, 2022, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2024 Secured Notes	$179.7	$178.8	$203.7	$199.3
2025 Notes	$421.1	$411.5	$536.1	$509.2
2027 Notes	$320.7	$322.3	$305.4	$321.5
2028 Notes	$325.7	$319.7	$—	$—
Revolving credit facility	$136.7	$134.4	$104.0	$100.9
MRL revolving credit facility	$13.0	$12.4	$—	$(0.6)
MRL Term Loan Credit Agreement	$74.4	$71.6	$—	$—
Shreveport terminal asset financing arrangement	$50.8	$50.1	$58.2	$57.2
MRL asset financing arrangements	$384.6	$381.6	$370.1	$368.8

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility as of December 31, 2023, with borrowings bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $149.7 million of outstanding variable rate debt as of December 31, 2023 and $104.0 million of outstanding variable rate debt as of December 31, 2022. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2023, would be expected to have an impact on Net income (loss) of approximately $1.5 million per year.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC

General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calumet Specialty Products Partners, L.P. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024, expressed an adverse opinion thereon.

Restatement of 2022 Financial Statements

As discussed in Note 21 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Renewable Identification Numbers (“RINs”) Obligation

Description of the Matter

As of December 31, 2023, the Company’s RINs obligation was $277.3 million. As described in Note 2 to the consolidated financial statements, the RINs obligation is an estimated provision for the future purchase of RINs in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) annual requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard.

Auditing management’s RINs obligation was complex and judgmental due to estimation uncertainty in the Company’s determination of the RINs obligation under the Renewable Fuel Standard. The complexity and estimation uncertainty was primarily due to the calculation of the RINs shortage and the pricing assumptions, respectively.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the RINs obligation estimation process. For example, we tested controls over management’s review of the methodology used to calculate the obligation and the RINs shortage and pricing assumptions, as noted above.

To audit the Company’s RINs obligation, our audit procedures included, among others, evaluating the appropriateness of management’s methodology to calculate the RINs obligation under the Renewable Fuel Standard including testing the completeness and accuracy of the underlying data used by management in estimating the amount of the obligation. We involved our specialists to assist in our evaluation of management’s methodology. Additionally, we compared the prices utilized by the Company in their estimate of the RINs obligation to a third-party pricing source.

We have served as the Company’s auditor since 2002.

/s/ Ernst & Young LLP (PCAOB ID 42)

Indianapolis, Indiana

February 29, 2024

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2023	2022

	(In millions, except unit data)
ASSETS		(As Restated)
Current assets:
Cash and cash equivalents	$7.9	$35.2
Accounts receivable, net:
Trade, less allowance for credit losses of $1.2 million and $1.3 million, respectively	252.4	244.7
Other	33.8	22.4
	286.2	267.1
Inventories	439.4	497.7
Derivative assets	9.6	—
Prepaid expenses and other current assets	51.6	19.6
Total current assets	794.7	819.6
Property, plant and equipment, net	1,506.3	1,482.0
Goodwill	173.0	173.0
Other intangible assets, net	28.5	36.3
Operating lease right-of-use assets	114.4	107.5
Other noncurrent assets, net	134.4	122.6
Total assets	$2,751.3	$2,741.0
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$322.0	$442.0
Accrued interest payable	48.7	34.6
Accrued salaries, wages and benefits	87.1	93.0
Other taxes payable	13.5	9.5
Obligations under inventory financing agreements	190.4	221.8
Current portion of RINs obligation	277.3	398.9
Derivative liabilities	—	26.5
Current portion of operating lease liabilities	75.6	70.7
Other current liabilities	42.4	34.3
Current portion of long-term debt	55.7	19.6
Total current liabilities	1,112.7	1,350.9
Pension and postretirement benefit obligations	4.2	4.8
Other long-term liabilities	10.4	18.3
Long-term operating lease liabilities	39.0	37.1
Long-term RINs obligation, less current portion	—	77.5
Long-term debt, less current portion	1,829.7	1,540.1
Total liabilities	$2,996.0	$3,028.7
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Partners’ capital (deficit):
Limited partners’ interest (79,967,363 units and 79,189,583 units, issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	$(484.4)	$(525.3)
General partner’s interest	1.3	0.3
Accumulated other comprehensive loss	(7.2)	(8.3)
Total partners’ capital (deficit)	(490.3)	(533.3)
Total liabilities and partners’ capital (deficit)	$2,751.3	$2,741.0

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(In millions, except unit and per unit data)
		(As Restated)
Sales	$4,181.0	$4,686.3	$3,148.0
Cost of sales	3,729.3	4,334.6	3,005.1
Gross profit	451.7	351.7	142.9
Operating costs and expenses:
Selling	54.9	53.9	52.8
General and administrative	133.0	143.4	151.1
Taxes other than income taxes	21.5	13.7	12.5
Loss on impairment and disposal of assets	3.5	0.7	4.1
Other operating (income) expense	(28.4)	8.1	8.0
Operating income (loss)	267.2	131.9	(85.6)

Other income (expense):
Interest expense	(221.7)	(175.9)	(149.5)
Debt extinguishment costs	(5.9)	(41.4)	(0.5)
Gain (loss) on derivative instruments	9.9	(81.7)	(23.3)
Other income (expense)	0.2	(2.8)	0.3
Total other expense	(217.5)	(301.8)	(173.0)
Net income (loss) before income taxes	49.7	(169.9)	(258.6)
Income tax expense	1.6	3.4	1.5
Net income (loss)	$48.1	$(173.3)	$(260.1)
Allocation of net income (loss) to partners:
Net income (loss) attributable to partners	$48.1	$(173.3)	$(260.1)
Less:
General partners’ interest in net income (loss)	1.0	(3.5)	(5.2)
Net income (loss) available to limited partners	$47.1	$(169.8)	$(254.9)
Weighted average limited partner units outstanding:
Basic and diluted	80,075,530	79,336,283	78,980,839
Limited partners’ interest basic and diluted net income (loss) per unit:
Limited partners’ interest	$0.59	$(2.14)	$(3.23)

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021

	(In millions)
		(As Restated)
Net income (loss)	$48.1	$(173.3)	$(260.1)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	1.1	1.8	2.2
Total other comprehensive income	1.1	1.8	2.2
Comprehensive income (loss) attributable to partners’ capital (deficit)	$49.2	$(171.5)	$(257.9)

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated	Partners’ Capital (Deficit)
	Other
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2020	$(12.3)	$9.0	$(125.3)	$(128.6)
Other comprehensive income	2.2	—	—	2.2
Net loss	—	(5.2)	(254.9)	(260.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.6)	(0.6)
Amortization of phantom units	—	—	2.0	2.0
Balance at December 31, 2021	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	1.8	—	—	1.8
Net loss	—	(3.5)	(169.8)	(173.3)
Settlement of phantom units	—	—	8.2	8.2
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	5.7	5.7
Balance at December 31, 2022 (As Restated)	$(8.3)	$0.3	$(525.3)	$(533.3)
Other comprehensive income	1.1	—	—	1.1
Net income	—	1.0	47.1	48.1
Settlement of phantom units	—	—	2.8	2.8
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.7)	(9.7)
Amortization of phantom units	—	—	0.7	0.7
Balance at December 31, 2023	$(7.2)	$1.3	$(484.4)	$(490.3)

See accompanying notes to consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Operating activities		(As Restated)
Net income (loss)	$48.1	$(173.3)	$(260.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146.8	98.3	107.7
Amortization of turnaround costs	36.1	23.1	17.0
Non-cash interest expense	5.7	17.6	10.6
Debt extinguishment costs	1.6	41.4	0.5
Non-cash RINs (gain) expense	(199.1)	197.5	149.5
Unrealized (gain) loss on derivative instruments	(33.0)	45.9	24.4
Loss on impairment and disposal of assets	3.5	0.7	4.1
Equity based compensation	14.7	17.3	50.7
Lower of cost or market inventory adjustment	33.2	19.4	(44.7)
Other non-cash activities	0.5	2.2	2.4
Changes in assets and liabilities
Accounts receivable	(19.2)	(14.1)	(91.4)
Inventories	25.1	(190.5)	(27.0)
Prepaid expenses and other current assets	(25.9)	(5.6)	(3.7)
Turnaround costs	(47.9)	(62.6)	(61.0)
Other assets	(10.2)	—	—
Accounts payable	(12.4)	56.9	71.0
Accrued interest payable	15.3	8.4	(3.2)
Accrued salaries, wages and benefits	(17.1)	9.5	17.1
Other taxes payable	4.0	(2.1)	2.1
Other liabilities	15.3	10.6	(10.0)
Net cash provided by (used in) operating activities	(14.9)	100.6	(44.0)
Investing activities
Additions to property, plant and equipment	(271.8)	(536.2)	(82.9)
Proceeds from sale of property, plant and equipment	—	0.2	0.1
Net cash used in investing activities	(271.8)	(536.0)	(82.8)
Financing activities
Proceeds from borrowings — revolving credit facility	2,185.0	1,695.1	1,122.1
Repayments of borrowings — revolving credit facility	(2,152.3)	(1,591.1)	(1,230.1)
Proceeds from borrowings — MRL revolving credit agreement	93.2	—	—
Repayments of borrowings — MRL revolving credit agreement	(80.2)	—	—
Proceeds from borrowings — senior notes	325.0	325.0	—
Repayments of borrowings — senior notes	(121.0)	(363.1)	(150.0)
Payments on finance lease obligations	(1.0)	(0.9)	(0.6)
Proceeds from inventory financing	1,712.0	2,166.0	1,046.7
Payments on inventory financing	(1,753.9)	(2,132.6)	(999.2)
Proceeds from sale of redeemable noncontrolling interest in subsidiary	—	250.0	—
Payments for issuance of Preferred Units	—	(4.4)	—
Proceeds from MRL Credit Facility	—	—	300.0
Repayments of borrowings — MRL Credit Facility	—	(347.3)	—
Proceeds from other financing obligations	102.0	372.9	70.0
Payments on other financing obligations	(30.1)	(15.6)	(7.6)
Debt issuance costs	(12.5)	(5.3)	(12.0)
Net cash provided by financing activities	266.2	348.7	139.3
Net increase (decrease) in cash, cash equivalents and restricted cash	(20.5)	(86.7)	12.5
Cash, cash equivalents and restricted cash at beginning of period	35.2	121.9	109.4
Cash, cash equivalents and restricted cash at end of period	$14.7	$35.2	$121.9
Cash and cash equivalents	$7.9	$35.2	$38.1
Restricted cash	$6.8	$—	$83.8
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$201.9	$151.4	$142.9
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$31.3	$136.9	$51.4

See accompanying notes to consolidated financial statements.

1. Description of the Business

Calumet Specialty Products Partners, L.P. (the “Company”) is a publicly-traded Delaware limited partnership listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of December 31, 2023, the Company had 79,967,363 limited partner common units and 1,631,987 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement, “IDRs”), while the remaining 98% is owned by limited partners.

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

Restricted cash as of December 31, 2023 represents cash that is legally restricted under the MRL Term Loan Credit Agreement, and it is included in prepaid expenses and other current assets in the consolidated balance sheets. Restricted cash as of December 31, 2021 represents cash that was legally restricted under the MRL Credit Facility because it was only available for capital additions related to the renewable diesel project.

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

The activity in the allowance for credit losses was as follows (in millions):

	December 31,
	2023	2022	2021
Beginning balance	$1.3	$2.0	$0.8
Provision	(0.1)	(0.7)	1.2
Write-offs, net	—	—	—
Ending balance	$1.2	$1.3	$2.0

Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $67.8 million and $99.9 million higher than the carrying value of inventory as of December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	December 31, 2023			December 31, 2022 (As Restated)
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$61.6	$27.6	$89.2	$99.3	$22.5	$121.8
Work in process	72.3	36.7	109.0	62.5	95.7	158.2
Finished goods	162.1	79.1	241.2	137.3	80.4	217.7
	$296.0	$143.4	$439.4	$299.1	$198.6	$497.7
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 — “Inventory Financing Agreements” for further information.

Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs, resulting in a better matching of costs and revenues. For the year ended December 31, 2023, the Company recorded an increase (exclusive of lower of cost or market (“LCM”) adjustments) of $2.4 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers. For the years ended December 31, 2022 and 2021, the Company recorded decreases (exclusive of LCM adjustments) of $12.8 million and $5.6 million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the years ended December 31, 2023 and 2022, the Company recorded an increase in cost of sales in the consolidated financial statements of operations of $33.2 million and $19.4 million, respectively, substantially all of which was the result of declining market prices for renewable feedstocks at our Montana Renewables facility. During the year ended December 31, 2021, the Company recorded a decrease in cost of sales in the consolidated statements of operations of $44.7 million due to the sale of inventory previously adjusted through the LCM valuation.

Derivatives

The Company is exposed to fluctuations in the price of numerous commodities, such as crude oil (its principal raw material), as well as the sales prices of gasoline, diesel, natural gas and jet fuel. Given the historical volatility of commodity prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments primarily to minimize its price risk and volatility of cash flows associated with the purchase of crude oil, natural gas, and the sale of fuel products. The Company employs various hedging strategies and does not hold or issue derivative instruments for trading purposes. For further information, please read Note 9 — “Derivatives.”

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

Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2023	2022
Land	$8.9	$8.9
Buildings and improvements (10 to 40 years)	40.4	35.6
Machinery and equipment (10 to 20 years)	2,460.0	2,153.7
Furniture, fixtures and software (5 to 10 years)	47.1	48.7
Assets under finance leases (1 to 14 years) (1)	7.4	6.9
Construction-in-progress	39.5	222.5
	2,603.3	2,476.3
Less accumulated depreciation	(1,097.0)	(994.3)
	$1,506.3	$1,482.0
(1)	Assets under finance leases consist of buildings and machinery and equipment. As of December 31, 2023 and 2022, finance lease assets are recorded net of accumulated amortization of $5.0 million and $4.1 million, respectively.

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During 2023, 2022 and 2021, the Company incurred $225.1 million, $194.5 million and $151.1 million, respectively, of interest expense of which $3.4 million, $18.6 million and $1.6 million, respectively, was capitalized as a component of property, plant and equipment.

The Company periodically assesses its operations and legal requirements to determine if recognition of an asset retirement obligation is necessary. The Company has not recorded an asset retirement obligation as of December 31, 2023 or 2022 given the timing of any retirement and related costs are currently indeterminable.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $138.6 million, $88.7 million and $95.9 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $0.9 million, $0.7 million and $0.7 million for the years ended 2023, 2022 and 2021, respectively, related to the Company’s finance lease assets.

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2023 and 2022, the Company had $41.9 million and $43.5 million, respectively, of capitalized software costs. As of December 31, 2023 and 2022, the Company had $40.5 million and $41.4 million, respectively, of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $0.7 million, $5.4 million and $7.8 million, respectively, of amortization expense on capitalized computer software.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. Please read Note 5 — “Goodwill and Other Intangible Assets” for more information. The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company tests goodwill either quantitatively or qualitatively for impairment. The Company assessed goodwill for impairment qualitatively for the year ended December 31, 2023 and qualitatively and quantitatively for the year ended December 31, 2022.

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

In the first step of the quantitative assessment, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit’s carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of the reporting unit, measuring the current value of the reporting unit by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, please read Note 5 — “Goodwill and Other Intangible Assets.”

Finite-Lived Intangible Assets

Finite-lived intangible assets consist of intangible assets associated with customer relationships, tradenames, trade secrets, patents and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using undiscounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the undiscounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, please read Note 5 — “Goodwill and Other Intangible Assets.”

Other Noncurrent Assets

Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and the net carrying value of turnaround costs included in other noncurrent assets in the consolidated balance sheets were $129.3 million and $119.7 million as of December 31, 2023 and 2022, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $68.9 million and $54.0 million at December 31, 2023 and 2022, respectively.

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. The Company’s petitions for the Small Refinery Exemption for compliance years 2018-2022 ultimately were denied by the EPA. EPA’s denials of those petitions is subject to litigation, as described below. Future exemptions are the subject of future annual applications. The RIN obligation is a non-financial instrument representing a quantity that cannot be settled financially.

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

The RFS provision of the CAA allows small refineries to apply at any time for a Small Refinery Exemption (“SRE”) from the renewable blending requirements, and we have applied in respect of compliance years 2019, 2020, 2021, 2022 and 2023.

2018 RVO. In April 2022, EPA issued new decisions denying 36 petitions from small refineries seeking SREs for program year 2018 that had been remanded by the U.S. Court of Appeals for the D.C. Circuit to EPA. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the April 2022 denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or redeeming additional RINs. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit and filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA’s denials of both the Shreveport and Montana refineries’ petitions. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s appeal of the denial of the Montana refinery’s 2018 SRE petition for improper venue in favor of the D.C. Circuit appeal. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit; however, the Fifth Circuit denied EPA’s motion and ordered the merits panel to consider both the merits of the appeal and the venue question raised by EPA. These 2018 RVO appeals were consolidated with the 2019-2020 RVO appeals described below.

2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 pending petitions from small refineries seeking SREs for compliance years 2016 to 2021, including petitions submitted by the Company seeking exemptions for program years 2019 and 2020, based on an across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. In September 2022, EPA finalized an alternative RIN retirement schedule for small refineries. The alternative RIN retirement schedule allows the use of RINs generated in post-2020 compliance years to meet the 2020 RFS obligations. The Company’s small refineries are eligible to use this alternative schedule. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit, and a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit. The Company again filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of the EPA’s denials. These appeals have been consolidated with the applicable program year 2018 appeals. Upon a motion made by EPA, the Ninth Circuit transferred the Company’s Montana appeal, which is now pending in the D.C. Circuit. The Fifth Circuit denied EPA’s request to dismiss or transfer the appeal, ruling that merits panel will also consider EPA’s argument that the Shreveport refinery appeals should be transferred to the D.C. Circuit. The Company filed motions in both appeals asking the circuit courts to stay the Company’s 2019 and 2020 RFS obligations while the merits appeals are pending. In January 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery, and in March 2023, the D.C. Circuit granted the Company’s motion for stay relating to the Montana refinery. The stays granted by each of the respective circuits hold that the Company is likely to be successful on the merits of its appeals. In November 2023, the Fifth Circuit issued its decision and found that venue for the appeal is proper in the Fifth Circuit and that EPA’s denial of the Shreveport refinery’s petitions for program years 2018-2020 was improper. The Fifth Circuit vacated the EPA’s denials of those petitions and remanded the petitions to EPA.

2021-2022 RVO. In October 2022, Calumet applied for SREs for 2021 and 2022 compliance years. In April 2023, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on the Montana and Shreveport refineries’ joint 2021 and 2022 SRE applications. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including petitions submitted by the Company seeking exemptions for program years 2021 and 2022, based on the same approach and analysis described in the June 2022 denials. EPA’s denial decision renders the district court actions moot, and the Company voluntarily dismissed those actions. The Company then filed appeals of the denials with the Fifth Circuit and D.C. Circuit. In September 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery for its appeal of the denial for program years 2021 and 2022, and in October 2023, the D.C. Circuit granted the Company’s motion for stay relating to the Montana refinery’s appeal of the denial for program years 2021 and 2022. The Company’s appeals of the denial of the Shreveport and Great Falls refinery petitions for program years 2021 and 2022 remain pending in the Fifth Circuit and D.C. Circuit, respectively.

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

As of December 31, 2023 and 2022, as restated, the Company had a RINs Obligation recorded on the consolidated balance sheets of $277.3 million and $476.4 million, respectively.

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

During the years ended December 31, 2023 and 2022, the Company did not identify any impairment indicators that suggested the carrying values of its long-lived assets are not recoverable at the asset groups within the Specialty Products and Solutions, Montana/Renewables, Performance Brands and Corporate segments. As a result of the long-lived asset impairment assessment performed, no impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue Recognition, which states that revenue is recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Please read Note 3 — “Revenue Recognition” for additional information on our revenue recognition accounting policies and elections.

Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into “in contemplation” of one another, are combined and reported as a net purchase in cost of sales in the consolidated statements of operations.

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required, and the Company maintains insurance policies which cover certain export orders. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The allowance for credit losses is developed based on several factors including historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay, which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has derivative positions with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s ASC 820-10, Fair Value Measurements and Disclosures, valuations to determine the impact of the counterparty credit risk on the valuation of its derivative instruments.

Earnings per Unit

The Company calculates earnings per unit under ASC 260-10, Earnings per Share. The Company treats incentive distribution rights (“IDRs”) as participating securities for the purposes of computing earnings per unit in the period that the general partner becomes contractually entitled to receive IDRs. Also, the undistributed earnings are allocated to the partnership interests based on the allocation of earnings to the Company’s partners’ capital accounts as specified in the Company’s partnership agreement.

Unit-Based Compensation

For unit-based compensation equity awards, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The unit-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. For more information, please read Note 12 — “Unit-Based Compensation.”

Unit-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates rather than in units (“Liability Awards”). Liability Awards are recorded in accrued salaries, wages and benefits based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair value of the vested portions of the Liability Awards are recorded as increases or decreases to compensation expense. The Company recognizes forfeitures as they occur. Please read Note 12 — “Unit-Based Compensation” for more information on Liability Awards.

Advertising Expenses

The Company expenses advertising costs as incurred which totaled $10.6 million, $9.1 million and $7.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of December 31, 2023 and 2022, as restated, was $252.4 million and $244.7 million, respectively.

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

4. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to sixteen years, some of which include options to extend the lease for up to 32 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,	December 31,
Assets:	Classification:	2023	2022
Operating lease assets	Other noncurrent assets, net	$114.4	$107.5
Finance lease assets	Property, plant and equipment, net (1)	2.4	2.8
Total leased assets		$116.8	$110.3
Liabilities:
Current
Operating	Other current liabilities	$75.6	$70.7
Finance	Current portion of long-term debt	1.1	0.9
Non-current
Operating	Other long-term liabilities	39.0	37.1
Finance	Long-term debt, less current portion	1.9	2.5
Total lease liabilities		$117.6	$111.2
(1)	As of December 31, 2023 and 2022, finance lease assets are recorded net of accumulated amortization of $5.0 million and $4.1 million, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,
Lease Costs:	Classification:	2023	2022	2021
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$75.6	$75.4	$51.5
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	9.5	8.2	7.8
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	3.6	19.2	13.8
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.9	0.7	0.7
Interest on lease liabilities	Interest expense	0.2	1.3	0.4
Total lease cost		$89.8	$104.8	$74.2
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

Operating lease expense included in the consolidated statements of operations was $88.7 million, $102.8 million and $73.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid related to operating lease obligations approximated lease expense for 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2024	$81.8	$1.2	$83.0
2025	18.8	0.9	19.7
2026	9.8	0.8	10.6
2027	7.1	0.3	7.4
2028	4.3	0.1	4.4
Thereafter	4.9	—	4.9
Total	$126.7	$3.3	$130.0
Less: Interest	12.1	0.3	12.4
Present value of lease liabilities	$114.6	$3.0	$117.6
Less obligations due within one year	75.6	1.1	76.7
Long-term lease obligation	$39.0	$1.9	$40.9
(1)	As of December 31, 2023, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of December 31, 2023.
(2)	As of December 31, 2023, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of December 31, 2023.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases for the periods presented were as follows:

	December 31,	December 31,
Lease Term and Discount Rate:	2023	2022
Weighted-average remaining lease term (years):
Operating leases	2.6	2.7
Finance leases	3.1	3.9
Weighted-average discount rate:
Operating leases	8.6%	6.9%
Finance leases	7.3%	7.1%

5. Goodwill and Other Intangible Assets

For the years ended December 31, 2023 and 2022, the Company performed its annual goodwill assessment for each of the years then ended, and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value. Thus, no impairment charge for goodwill related to the Specialty Products and Solutions segment or Performance Brands segment was recorded in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. There is no goodwill within the reporting units for the Montana/Renewables segment or the Corporate segment.

Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

●	The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, its planned utilization rate, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the

Company’s planning and capital investment reviews and include recent historical prices and published forward prices.
●	The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty
	Products and	Performance	Consolidated
	Solutions	Brands	Total
Net balance as of December 31, 2021	$49.3	$123.7	$173.0
Additions	—	—	—
Impairment (1)	—	—	—
Net balance as of December 31, 2022	$49.3	$123.7	$173.0
Additions	—	—	—
Impairment (1)	—	—	—
Net balance as of December 31, 2023	$49.3	$123.7	$173.0
(1)	Total accumulated goodwill impairment as of December 31, 2023 and 2022, is $35.5 million.

Other intangible assets consist of the following (in millions):

	Weighted	December 31, 2023		December 31, 2022
	Average Life		Accumulated		Accumulated
	(Years)	Gross Amount	Amortization	Gross Amount	Amortization
Customer relationships	21	$181.8	$(158.8)	$181.8	$(153.6)
Tradenames	10	26.8	(24.9)	26.8	(23.7)
Trade secrets	12	52.9	(51.2)	52.9	(50.1)
Patents	11	1.6	(1.6)	1.6	(1.6)
Royalty agreements	19	6.1	(4.2)	6.1	(3.9)
	18	$269.2	$(240.7)	$269.2	$(232.9)

Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2023, 2022 and 2021, the Company recorded amortization expense of intangible assets of $7.8 million, $9.5 million and $11.8 million, respectively.

As of December 31, 2023, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Amortization
Year	Amount
2024	$6.5
2025	$4.9
2026	$3.8
2027	$3.2
2028	$2.3

6. Commitments and Contingencies

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

Labor Matters

The Company has approximately 600 employees covered by various collective bargaining agreements, or approximately 38% of its total workforce of approximately 1,580 employees. These agreements have expiration dates of April 30, 2026, July 31, 2026, November 19, 2026, January 31, 2027, April 30, 2025, August 20, 2024 and December 12, 2024. The Company has approximately 93 employees, or 6% of its total workforce, who are covered by a collective bargaining agreement which will expire in less than one year and does not expect any work stoppages.

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2023 and 2022, the Company had outstanding standby letters of credit of $29.9 million and $35.8 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At December 31, 2023 and 2022, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at December 31, 2023 and 2022).

As of December 31, 2023 and 2022, the Company had availability to issue letters of credit of approximately $238.2 million and approximately $337.6 million, respectively, under its revolving credit facility.

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

As of December 31, 2023, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2024 (1)	$181.9
2025	28.2
2026	28.2
2027	13.7
2028	—
Thereafter	—
Total	$252.0
(1)	For the year ended December 31, 2023, the Company recorded a $50.6 million charge to cost of sales for expected future losses under firm purchase commitments.

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. The agreement is for seven years.

As of December 31, 2023, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2024	$4.0
2025	4.0
2026	4.0
2027	2.4
2028	—
Thereafter	—
Total (1)	$14.4
(1)	As of December 31, 2023, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

7. Inventory Financing Agreements

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024.

In March 2017, the Company entered into an agreement with Macquarie to support the operations of the Great Falls refinery (as amended, the “Great Falls Supply and Offtake Agreement”). The Great Falls Supply and Offtake Agreement terminated on December 13, 2023. The inventories that were previously associated with the Great Falls Supply and Offtake Agreement were added back to our revolving credit facility borrowing base. Upon termination of the Great Falls Supply and Offtake Agreement, the Company recognized a $17.9 million realized loss on derivative instruments, which was included in gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2023.

On October 3, 2023, Montana Renewables, LLC (“MRL”) and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (a) an ISDA 2002 Master Agreement (the “Master Agreement”), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (together with the Master Agreement, the Schedule and the Credit Support Annex, collectively the “MRL Supply and Offtake Agreement” and, together with the Shreveport Supply and Offtake Agreement, the “Supply and Offtake Agreements”). Pursuant to the MRL Supply and Offtake Agreement, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls facility, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL. The MRL Supply and Offtake Agreement replaced MRL’s previous inventory financing agreement with Macquarie, which terminated on October 3, 2023. Upon termination of the inventory financing agreement with Macquarie, the Company recognized a $7.7 million realized gain on derivative instruments, which was included in gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2023.

While title to certain inventories will reside with the counterparties to the arrangements, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to the counterparties will continue to be included in the Company’s consolidated balance sheets until processed and sold to a third party.

For the years ended December 31, 2023, 2022 and 2021, the Company incurred an expense of $32.0 million, $30.6 million, and $15.4 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s consolidated statements of operations.

The Company’s inventory financing arrangements with Macquarie in effect as of December 31, 2023, as it related to the Company’s Shreveport facility, and in effect as of December 31, 2022, as it related to the Company’s Shreveport and Great Falls facilities, included a deferred payment arrangement (the “Deferred Payment Arrangement”) whereby the Company could defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral was inventory). The deferred amounts under the Deferred Payment Arrangement bore interest at a rate equal to the SOFR plus 3.25% per annum. Amounts outstanding under the Deferred Payment Arrangement were included in obligations under inventory financing agreements in the Company’s consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement were included within cash flows from financing activities in the consolidated statements of cash flows. As of December 31, 2022 and December 31, 2021, the Company had $14.1 million and $36.0 million of deferred payments outstanding, for the inventory financing arrangements with Macquarie then in effect, respectively.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,	December 31,
	2023	2022 (As Restated)
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 7.4% and 4.7% for the year ended December 31, 2023 and the year ended December 31, 2022, respectively.	$136.7	$104.0
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 11.2% for the year ended December 31, 2023.	13.0	—
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the years ended December 31, 2023 and December 31, 2022. (1)	179.0	200.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the years ended December 31, 2023 and December 31, 2022.	413.5	513.5
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the years ended December 31, 2023 and December 31, 2022.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.0% for the year ended December 31, 2023.	325.0	—
MRL Term Loan Credit Agreement	74.4	—
Shreveport terminal asset financing arrangement	50.8	58.2
MRL asset financing arrangements	384.6	370.1
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	3.0	3.4
Less unamortized debt issuance costs (2)	(16.1)	(12.1)
Less unamortized discounts	(3.5)	(2.4)
Total debt	$1,885.4	$1,559.7
Less current portion of long-term debt	55.7	19.6
Total long-term debt	$1,829.7	$1,540.1
(1)	As of December 31, 2023, $149.0 million of outstanding borrowings under the 2024 Secured Notes have been excluded from current liabilities, as the outstanding borrowings are obligated to be redeemed, conditioned upon, on or before March 9, 2024, the completion of a private placement of at least $200.0 million aggregate principal amount of the Company’s senior debt securities. Refer to Note 23 — “Subsequent Events” for additional information.
(2)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $26.6 million and $22.3 million at December 31, 2023 and 2022, respectively.

Senior Notes

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

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2023, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

MRL Asset Financing Arrangements

On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility. The transactions with Stonebriar described in this paragraph are referred to herein as the “MRL Asset Financing Arrangements.” The Company has recorded the MRL asset financing arrangements as a financial liability in the consolidated balance sheets.

Fourth Amendment to Third Amended and Restated Senior Secured Revolving Credit Facility

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).

The borrowing capacity at December 31, 2023, under the revolving credit facility was approximately $404.8 million. As of December 31, 2023, the Company had $136.7 million of outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $29.9 million, leaving approximately $238.2 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains a springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at any time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2023, the Company was in compliance with all covenants under the revolving credit facility.

MRL Revolving Credit Agreement

On November 2, 2022 (the “Effective Date”), MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at December 31, 2023, under the MRL Revolving Credit Agreement was approximately $16.7 million. As of December 31, 2023, MRL had $13.0 million of outstanding borrowings under the MRL Revolving Credit Agreement and no outstanding standby letters of credit, leaving approximately $3.7 million of unused capacity.

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

On August 5, 2022, the Company repaid all borrowings outstanding under the MRL credit facility with a combination of proceeds from the issuance and sale of preferred units in MRHL and the Stonebriar Transactions (as defined herein). In conjunction with the redemption of the MRL credit facility, the Company recorded a loss from debt extinguishment of $38.3 million, which is reflected in loss from debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022. Please refer to Note 20 — “Redeemable Noncontrolling Interest” for additional information regarding the issuance and sale of preferred units in MRHL and Note 8 — “Long-Term Debt — MRL Asset Financing Arrangements” for additional information regarding the Stonebriar Transactions.

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

Master Derivative Contracts

The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2023. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.

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

Maturities of Long-Term Debt

As of December 31, 2023, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2024 (1)	$205.3
2025	442.4
2026	31.9
2027	524.1
2028	423.3
Thereafter	278.0
Total	$1,905.0

(1)	As of December 31, 2023, $149.0 million of outstanding borrowings under the 2024 Secured Notes have been excluded from current liabilities, as the outstanding borrowings are obligated to be redeemed, conditioned upon, on or before March 9, 2024, the completion of a private placement of at least $200.0 million aggregate principal amount of the Company’s senior debt securities. Refer to Note 23 — “Subsequent Events” for additional information.

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

As of December 31, 2023 and 2022, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for this embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations please read Note 7 — “Inventory Financing Agreements" for additional information. The Company recognizes all derivative instruments at their fair values as either current assets or current liabilities in the consolidated balance sheets (please read Note 10 — “Fair Value Measurements”). Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets (in millions):

		December 31, 2023			December 31, 2022
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
			Offset in the	Presented		Offset in the	Presented
		Gross	Condensed	in the	Gross	Condensed	in the
		Amounts of	Consolidated	Condensed	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$11.6	$—	$11.6	$—	$—	$—
Total derivative instruments		$11.6	$—	$11.6	$—	$—	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

		December 31, 2023			December 31, 2022
				Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
			Offset in the	the		Offset in the	Presented in
		Gross	Condensed	Condensed	Gross	Condensed	the
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$(52.5)	$—	$(52.5)	$(38.0)	$—	$(38.0)
Crack spread swaps	Derivative liabilities / Other long-term liabilities	—	—	—	(50.6)	19.3	(31.3)
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	—	—	—	(15.8)	11.3	(4.5)
Total derivative instruments		$(52.5)	$—	$(52.5)	$(104.4)	$30.6	$(73.8)

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

Derivative Instruments Not Designated as Hedges

For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. The Company has entered into crack spread swaps and crude oil basis swaps that are not designated as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.

The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Loss Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2023	2022	2023	2022
Specialty Products and Solutions segment:
Inventory financing obligation	$—	$—	$(14.5)	$(20.6)
Crack spread swaps	(21.8)	(35.0)	42.9	(31.3)
Crude oil swaps	—	(0.8)	—	—
Montana/Renewables segment:
Inventory financing obligation	(1.3)	—	4.6	6.0
Total	$(23.1)	$(35.8)	$33.0	$(45.9)

Derivative Positions

At December 31, 2023, the Company had the following notional contract volumes related to outstanding derivative instruments:

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

Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the hedging entities and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Please read Note 9 — “Derivatives” for further information on derivative instruments.

Pension Assets

Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2023 and 2022, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2023				December 31, 2022 (As Restated)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$11.6	$11.6	$—	$—	$—	$—
Total derivative assets	$—	$—	$11.6	$11.6	$—	$—	$—	$—
Pension plan investments	$3.5	$23.5	$—	$27.0	$3.4	$23.0	$—	$26.4
Total recurring assets at fair value	$3.5	$23.5	$11.6	$38.6	$3.4	$23.0	$—	$26.4
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(52.5)	$(52.5)	$—	$—	$(42.5)	$(42.5)
Crack spread swaps	—	—	—	—	—	—	(31.3)	(31.3)
Total derivative liabilities	$—	$—	$(52.5)	$(52.5)	$—	$—	$(73.8)	$(73.8)
Precious metals obligations	(6.9)	—	—	(6.9)	(7.5)	—	—	(7.5)
Liability awards	(64.2)	—	—	(64.2)	(52.9)	—	—	(52.9)
Total recurring liabilities at fair value	$(71.1)	$—	$(52.5)	$(123.6)	$(60.4)	$—	$(73.8)	$(134.2)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,
	2023	2022
Fair value at January 1,	$(73.8)	$(27.9)
Realized loss on derivative instruments	(23.1)	(35.8)
Unrealized gain (loss) on derivative instruments	33.0	(45.9)
Settlements	23.1	35.8
Fair value at December 31,	$(40.8)	$(73.8)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$33.0	$(45.9)

Nonrecurring Fair Value Measurements

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 5 — “Goodwill and Other Intangible Assets” for further information on goodwill impairment.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 2 — “Summary of Significant Accounting Policies” for further information on long-lived asset impairment.

Estimated Fair Value of Financial Instruments

Cash, cash equivalents and restricted cash

The carrying value of cash, cash equivalents and restricted cash are each considered to be representative of their fair value.

Debt

The estimated fair value of long-term debt at December 31, 2023 and 2022, consists primarily of senior notes. The estimated aggregate fair value of the Company’s 2024 Secured Notes and 2025, 2027 and 2028 Senior Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL Revolving Credit Agreement, MRL asset financing arrangements, MRL term loan credit agreement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	December 31, 2023			December 31, 2022
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, 2027 Notes, and 2028 Notes	2	$1,247.2	$1,232.3	$1,045.2	$1,030.0
Revolving credit facility	3	$136.7	$134.4	$104.0	$100.9
MRL revolving credit agreement	3	$13.0	$12.4	$—	$(0.6)
MRL term loan credit agreement	3	$74.4	$71.6	$—	—
Shreveport terminal asset financing arrangement	3	$50.8	$50.1	$58.2	$57.2
MRL asset financing arrangements	3	$384.6	$381.6	$370.1	$368.8
Finance leases and other obligations	3	$3.0	$3.0	$3.4	$3.4

11. Partners’ Capital (Deficit)

Units Authorized

As of December 31, 2023 and 2022, the Company has 92,473,023 of common units authorized for issuance.

Units Outstanding

Of the 79,967,363 common units outstanding at December 31, 2023, 63,271,967 common units were held by the public, with the remaining 16,695,396 common units held by the Company’s affiliates (including members of the Company’s general partner and their families).

Significant information regarding rights of the limited partners includes the following:

●	Rights to receive distributions of available cash within 45 days after the end of each quarter, to the extent the Company has sufficient cash from operations after the establishment of cash reserves.
●	Limited partners have limited voting rights on matters affecting the Company’s business. The general partner may consider only the interests and factors that it desires and has no duty or obligation to give any consideration of any interests of the Company’s limited partners. Limited partners have no right to elect the board of directors of the Company’s general partner.

●	The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Any holder, other than the general partner or the general partner’s affiliates, that owns 20% or more of any class of units outstanding cannot vote on any matter.
●	The Company may issue an unlimited number of limited partner interests without the approval of the limited partners.
●	Limited partners may be required to sell their units to the general partner if at any time the general partner owns more than 80% of the issued and outstanding common units.

Distributions and Incentive Distribution Rights

The Company’s general partner is entitled to incentive distributions if the amount it distributes to unitholders with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly	Marginal Percentage
	Distribution Per Common Unit	Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	up to $0.495	98%	2%
Second Target Distribution	above $0.495 up to $0.563	85%	15%
Third Target Distribution	above $0.563 up to $0.675	75%	25%
Thereafter	above $0.675	50%	50%

The Company’s ability to make distributions is limited by its debt instruments. The revolving credit facility generally permits the Company to make cash distributions to unitholders as long as immediately after giving effect to such a cash distribution the Company has availability under the revolving credit facility at least the greater of (i) 15% of the Aggregate Borrowing Base (as defined in the credit agreement) then in effect, and (ii) $60.0 million (which amount is subject to increase in proportion to revolving commitment increases). Further, the revolving credit facility contains a springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at any time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. The indentures governing the Company’s various senior notes restrict the Company’s ability to make cash distributions. Under the indenture governing the 2024 Secured Notes and 2025 Senior Notes, the Company may pay distributions to its unitholders in an amount equal to available cash from operating surplus (as defined in the Company’s partnership agreement) with respect to its preceding fiscal quarter, subject to certain customary adjustments described in the indentures, if the Company’s fixed charge coverage ratio (as defined in the indentures) for the most recently ended four full fiscal quarters is not less than 3.0 to 1.0. If the Company’s fixed charge coverage ratio is less than 3.0 to 1.0, the Company will be able to pay distributions to its unitholders up to an amount equal to a $25.0 million basket, subject to certain customary adjustments described in the indentures. The indentures governing the 2027 Senior Notes reduces this minimum fixed charge coverage ratio to 2.5 to 1.0.

The Company’s distribution policy is as defined in its partnership agreement. In April 2016, the board of directors of the Company’s general partner determined to suspend payment of the Company’s quarterly cash distribution to unitholders and the Company is not currently permitted to resume cash distributions pursuant to the terms of the indentures governing the Company’s outstanding senior notes. The Company made no distributions to its partners for the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, the general partner was allocated no incentive distribution rights.

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

Phantom Units

Non-employee directors and certain management level employees of the Company’s general partner have been granted phantom units under the terms of the LTIP as part of their respective compensation packages related to fiscal years 2023 and 2022. The phantom units granted to non-employee directors and employees related to fiscal years 2023 and 2022 vest in full on the third anniversary following the grant date. Although ownership of common units related to the vesting of such LTIP phantom units does not transfer to the recipients until the phantom units vest, the recipients have DERs on these phantom units from the date of grant.

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

For unit-based compensation equity awards, the Company uses the market price of its common units on the grant date to calculate the fair value and related compensation cost of the phantom units. The Company amortizes this compensation cost to partners’ capital (deficit) and general and administrative expense in the consolidated statements of operations using the straight-line method over the service period, as it expects these units to fully vest.

A summary of the Company’s non-vested phantom units as of December 31, 2023, and the changes during the years ended December 31, 2023 and 2022, are presented below:

		Weighted-
	Number of	Average
	Phantom Units	Grant Date Fair Value
Non-vested at January 1, 2021	2,370,868	$2.21
Granted	821,964	4.71
Vested	(1,002,338)	3.34
Forfeited	(61,933)	3.68
Non-vested at December 31, 2021	2,128,561	$2.31
Granted	931,926	15.02
Vested	(1,706,783)	5.61
Forfeited	(39,322)	6.62
Non-vested at December 31, 2022	1,314,382	$6.58
Granted	1,216,817	17.53
Vested	(1,144,542)	11.08
Forfeited	(159,080)	11.89
Non-vested at December 31, 2023	1,227,577	$9.83

For the year ended December 31, 2023, compensation expense of $21.8 million was recognized in the consolidated statements of operations related to phantom unit grants. For the year ended December 31, 2022, compensation expense of $32.9 million was recognized in the consolidated statements of operations related to phantom unit grants. As of December 31, 2023, there was a total of $14.8 million of unrecognized compensation costs related to non-vested phantom unit grants, all of which was attributable to Liability Awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The total fair value of phantom units vested during the years ended December 31, 2023 and 2022, was $19.8 million and $26.1 million, respectively.

13. Employee Benefit Plans

Defined Contribution Plan

The Company has a domestic defined contribution plan administered by its general partner for (i) all full-time employees that are eligible to participate in the plan (the “401(k) Plan”). Participants in the 401(k) Plan are allowed to contribute 1% to 70% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% of eligible compensation contributed by the participant up to 4% and 50% of each additional 1% of eligible compensation contributed up to 6%, for a maximum contribution by the Company of 5% of eligible compensation contributed per participant. The 401(k) Plan also includes a profit-sharing component for eligible employees. Contributions under the profit-sharing component are determined by the board of directors of the Company’s general partner and are discretionary. The funding policy is consistent with funding requirements of applicable laws and regulations.

The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
401(k) Plan matching contribution expense	$7.0	$6.9	$5.9

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

During 2023, the Company made an immaterial amount of contributions to its Pension Plan and expects to contribute less than $0.1 million to its Pension Plan in 2024.

The accumulated and projected benefit obligations for the Pension Plan were $31.2 million as of each of December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, the discount rate used to determine the benefit obligations was 4.97% and 5.19%, respectively, for the Penreco Pension Plan and 5.05% and 5.16%, respectively, for the Great Falls Pension Plan. For the years ended December 31, 2023 and 2022, the expected rate of return on plan assets was 5.25% and 4.50%, respectively, for the Penreco Pension Plan and 6.00% and 4.50%, respectively, for the Great Falls Pension Plan. The fair value of plan assets was $27.0 million and $26.4 million as of December 31, 2023 and 2022, respectively. The estimated benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be less than $2.6 million in each of the next five years.

14. Accumulated Other Comprehensive Loss

The table below sets forth a summary of changes in accumulated other comprehensive loss by component for the years ended December 31, 2023 and 2022 (in millions):

	Defined Benefit
	Pension And
	Retiree Health
	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(10.1)	$(10.1)
Other comprehensive income before reclassifications	1.8	1.8
Net current period other comprehensive income	1.8	1.8
Accumulated other comprehensive loss at December 31, 2022	$(8.3)	$(8.3)
Other comprehensive income before reclassifications	1.1	1.1
Net current period other comprehensive income	1.1	1.1
Accumulated other comprehensive loss at December 31, 2023	$(7.2)	$(7.2)

15. Income Taxes

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

For the years ended December 31, 2023, 2022, and 2021, the Company recognized income tax expense of $1.6 million, $3.4 million, and $1.5 million, respectively.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

16. Earnings per Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Year Ended December 31,
	2023	2022 (As Restated)	2021
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$48.1	$(173.3)	$(260.1)
Less:
General partner’s interest in net income (loss)	1.0	(3.5)	(5.2)
Net income (loss) attributable to limited partners	$47.1	$(169.8)	$(254.9)
Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	80,075,530	79,336,283	78,980,839
Effect of dilutive securities:
Incremental units (1)	—	—	—
Diluted weighted average limited partner units outstanding (2)	80,075,530	79,336,283	78,980,839
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$0.59	$(2.14)	$(3.23)
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$0.59	$(2.14)	$(3.23)
(1)	There were no incremental units that would have been dilutive in the computation of earnings per limited partner unit for the year ended December 31, 2023.
(2)	Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the years ended December 31, 2022, and 2021.

17. Transactions with Related Parties

During the years ended December 31, 2023, 2022, and 2021, the Company had product sales to related parties of $8.4 million, $16.5 million, and $19.9 million, respectively. Trade accounts and other receivables from related parties at December 31, 2023 and 2022 were $1.7 million and $1.9 million, respectively. The Company also had purchases from related parties during the years ended December 31, 2023, 2022, and 2021 of $16.5 million, $11.7 million, and $9.7 million, respectively. Accounts payable to related parties were $5.9 million and $1.5 million, at December 31, 2023 and 2022, respectively.

The general partner employs all of the Company’s employees and the Company reimburses the general partner for certain of its expenses.

18. Segments and Related Information

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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies,” except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

Reportable segment information is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Year Ended December 31, 2023	Solutions (1)	Brands (2)	Renewables (3)	Corporate	Eliminations	Total
Sales:
External customers	$2,876.9	$310.3	$993.8	$—	$—	$4,181.0
Inter-segment sales	17.2	0.3	—	—	(17.5)	—
Total sales	$2,894.1	$310.6	$993.8	$—	$(17.5)	$4,181.0

Adjusted EBITDA	$251.2	$47.9	$30.2	$(68.8)	$—	$260.5
Reconciling items to net income:
Depreciation and amortization	76.8	9.9	95.2	1.1	—	183.0
LCM / LIFO (gain) loss	(2.1)	2.0	35.7	—	—	35.6
Loss on impairment and disposal of assets	—	—	3.5	—	—	3.5
Interest expense	27.9	0.1	65.4	128.3	—	221.7
Debt extinguishment costs	—	—	0.4	5.5	—	5.9
Unrealized gain on derivatives	(28.4)	—	(4.6)	—	—	(33.0)
RINs mark-to-market gain	(201.1)	—	(89.1)	—	—	(290.2)
Other non-recurring expenses						60.9
Equity-based compensation and other items						20.2
Income tax expense						1.6
Noncontrolling interest adjustments						3.2
Net income						$48.1

Capital expenditures	$82.2	$2.3	$234.6	$0.6	$—	$319.7
PP&E, net	$373.0	$33.4	$1,097.9	$2.0	$—	$1,506.3

	Specialty
	Products and	Performance	Montana/			Consolidated
Year Ended December 31, 2022 (As Restated)	Solutions (4) (5)	Brands	Renewables (3)	Corporate	Eliminations	Total
Sales:
External customers	$3,508.0	$303.4	$874.9	$—	$—	$4,686.3
Inter-segment sales	24.7	—	—	—	(24.7)	—
Total sales	$3,532.7	$303.4	$874.9	$—	$(24.7)	$4,686.3

Adjusted EBITDA	$379.4	$20.2	$75.8	$(85.4)	$—	$390.0
Reconciling items to net loss:
Depreciation and amortization	63.0	11.3	41.1	6.0	—	121.4
LCM / LIFO (gain) loss	(14.2)	(0.3)	21.1	—	—	6.6
Loss on impairment and disposal of assets	—	—	0.7	—	—	0.7
Interest expense	32.3	1.2	29.8	112.6	—	175.9
Debt extinguishment costs	—	—	38.3	3.1	—	41.4
Unrealized (gain) loss on derivatives	51.9	—	(6.0)	—	—	45.9
RINs mark-to-market loss	75.0	—	40.7	—	—	115.7
Other non-recurring expenses						15.6
Equity-based compensation and other items						34.4
Income tax expense						3.4
Noncontrolling interest adjustments						2.3
Net loss						$(173.3)

Capital expenditures	$68.4	$2.0	$528.1	$0.3	$—	$598.8
PP&E, net	$382.4	$34.1	$1,062.7	$2.8	$—	$1,482.0

	Specialty
	Products and	Performance	Montana/			Consolidated
Year Ended December 31, 2021	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$2,111.4	$252.9	$783.7	$—	$—	$3,148.0
Inter-segment sales	16.1	—	—	—	(16.1)	—
Total sales	$2,127.5	$252.9	$783.7	$—	$(16.1)	$3,148.0

Adjusted EBITDA	$104.6	$33.8	$44.4	$(72.5)	$—	$110.3
Reconciling items to net loss:
Depreciation and amortization	68.5	13.6	34.6	8.0	—	124.7
LCM / LIFO gain	(35.1)	(3.8)	(11.4)	—	—	(50.3)
Loss on impairment and disposal of assets	3.1	0.1	0.8	0.1	—	4.1
Interest expense	18.5	0.3	8.3	122.4	—	149.5
Unrealized loss on derivatives	16.3	—	8.1	—	—	24.4
RINs mark-to-market loss	40.9	—	16.8	—	—	57.7
Other non-recurring expenses						8.1
Equity-based compensation and other items						50.7
Income tax expense						1.5
Net loss						$(260.1)

Capital expenditures	$57.6	$3.3	$83.0	$—	$—	$143.9
PP&E, net	$375.5	$34.3	$531.3	$8.6	$—	$949.7
(1)	For the year ended December 31, 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $9.5 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.
(2)	For the year ended December 31, 2023, Adjusted EBITDA for the Performance Brands segment included a $8.2 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy.
(3)	For the year ended December 31, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $50.6 million charge to cost of sales in the consolidated statements of operations for losses under firm purchase commitments. For the year ended December 31, 2022, Adjusted EBITDA for the Montana/Renewables segment excluded a $13.0 million charge to cost of sales in the consolidated statements of operations for losses under firm purchase commitments.
(4)	For the year ended December 31, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $13.9 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a polar vortex that occurred in 2021 in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional transportation related expenses.
(5)	For the year ended December 31, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $4.4 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s property damage insurance policy as a result of damages caused by a polar vortex that occurred in 2021.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in each of the years ended December 31, 2023, 2022, and 2021 respectively.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded specialty products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment (dollars in millions):

	Year Ended December 31,
	2023		2022 (As Restated)		2021
Specialty Products and Solutions:
Lubricating oils	$763.8	18.3%	$913.7	19.5%	$658.7	20.9%
Solvents	398.5	9.5%	434.9	9.3%	303.7	9.7%
Waxes	163.9	3.9%	189.3	4.0%	151.7	4.8%
Fuels, asphalt and other by-products	1,550.7	37.2%	1,970.1	42.0%	997.3	31.7%
Total	$2,876.9	68.9%	$3,508.0	74.8%	$2,111.4	67.1%
Montana/Renewables:
Gasoline	$167.2	4.0%	$188.1	4.0%	$188.3	6.0%
Diesel	144.8	3.5%	391.8	8.4%	324.9	10.3%
Jet fuel	20.5	0.5%	41.8	0.9%	27.5	0.9%
Asphalt, heavy fuel oils and other	148.1	3.5%	253.2	5.4%	243.0	7.7%
Renewable fuels	513.2	12.3%	—	—	—	—%
Total	$993.8	23.8%	$874.9	18.7%	$783.7	24.9%

Performance Brands:	$310.3	7.4%	$303.4	6.5%	$252.9	8.0%

Consolidated sales	$4,181.0	100.0%	$4,686.3	100.0%	$3,148.0	100.0%

Major Customers

During the years ended December 31, 2023, 2022, and 2021 the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the years ended December 31, 2023, 2022, and 2021 the Company had two counterparties that supplied approximately 90.2%, 86.2%, and 90.2%, respectively, of its crude oil supply.

19. Unrestricted Subsidiaries

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

For the years ended December 31, 2023 and December 31, 2022, respectively, Montana Renewables Holdings and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following table sets forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of December 31, 2023 and December 31, 2022, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2023	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$7.3	$0.6	$—	$7.9
Accounts receivable - trade	$230.7	$21.7	$—	$252.4
Accounts receivable - other	$24.8	$9.0	$—	$33.8
Inventory	$353.1	$86.3	$—	$439.4
Prepaid expenses and other current assets	$14.6	$37.0	$—	$51.6
Property, plant and equipment, net	$731.7	$774.6	$—	$1,506.3
Operating lease right-of-use assets	$108.1	$6.3	$—	$114.4
Other noncurrent assets, net	$127.3	$7.1	$—	$134.4
Accounts payable	$282.4	$333.3	$(293.7)	$322.0
Accrued interest payable	$47.8	$0.9	$—	$48.7
Other taxes payable	$11.9	$1.6	$—	$13.5
Obligations under inventory financing agreements	$126.0	$64.4	$—	$190.4
Other current liabilities	$20.4	$22.0	$—	$42.4
Current portion of operating lease liabilities	$72.2	$3.4	$—	$75.6
Current portion of long-term debt	$38.8	$16.9	$—	$55.7
Long-term operating lease liabilities	$36.0	$3.0	$—	$39.0
Long-term debt	$1,381.0	$548.7	$(100.0)	$1,829.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Partners’ capital (deficit)	$(174.3)	$(297.2)	$(18.8)	$(490.3)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2022 (As Restated)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$9.4	$25.8	$—	$35.2
Accounts receivable - trade	$238.4	$6.3	$—	$244.7
Accounts receivable - other	$20.5	$1.9	$—	$22.4
Inventory	$369.8	$127.9	$—	$497.7
Prepaid expenses and other current assets	$13.6	$6.0	$—	$19.6
Property, plant and equipment, net	$760.7	$721.3	$—	$1,482.0
Operating lease right-of-use assets	$105.7	$1.8	$—	$107.5
Other noncurrent assets, net	$113.8	$8.8	$—	$122.6
Accounts payable	$307.2	$265.6	$(130.8)	$442.0
Obligations under inventory financing agreements	$158.2	$63.6	$—	$221.8
Other current liabilities	$21.2	$13.1	$—	$34.3
Current portion of operating lease liabilities	$70.1	$0.6	$—	$70.7
Current portion of long-term debt	$7.9	$11.7	$—	$19.6
Long-term operating lease liabilities	$35.9	$1.2	$—	$37.1
Long-term debt	$1,183.5	$356.6	$—	$1,540.1
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Partners’ capital (deficit)	$(456.3)	$(58.2)	$(18.8)	$(533.3)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, as of December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
	2023	2022 (As Restated)	2021

	(In millions, except unit and per unit data)
Sales	$513.2	$65.9	$6.9
Cost of sales	651.0	77.8	5.0
Gross profit (loss)	(137.8)	(11.9)	1.9
Operating costs and expenses:
General and administrative	22.1	2.0	2.1
Taxes other than income taxes	4.3	—	—
Loss on impairment and disposal of assets	3.4	—	—
Operating loss	(167.6)	(13.9)	(0.2)

Other income (expense):
Interest expense	(77.8)	(32.8)	(5.2)
Debt extinguishment costs	—	(38.3)	—
Gain on derivative instruments	5.3	11.3	—
Other income	1.1	0.4	—
Total other expense	(71.4)	(59.4)	(5.2)
Net loss	$(239.0)	$(73.3)	$(5.4)

20. Redeemable Noncontrolling Interest

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of December 31, 2023 and 2022, as restated, respectively, which reflects the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

21. Restatement of Prior Period

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2022. This restatement corrects the error related to the attribution of net loss from MRHL to noncontrolling interest for the year ended December 31, 2022. The Company previously allocated its net loss to noncontrolling interest based on the relative ownership interest of the equity holders in MRHL, which was approximately 14% for the noncontrolling interest. The Partnership has subsequently determined that, under applicable accounting standards, no portion of the net loss from MRHL should have been allocated to noncontrolling interest. In addition to the restatement error described above, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the financial statements for the year ended December 31, 2022.

The effects of the restatement on the consolidated balance sheet as of December 31, 2022 are summarized in the following table:

	December 31, 2022
	(In millions, except unit data)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$35.2	$—	$35.2
Accounts receivable, net:
Trade, less allowance for credit losses of $1.3 million	245.7	(1.0)	244.7
Other	22.3	0.1	22.4
	268.0	(0.9)	267.1
Inventories	498.0	(0.3)	497.7
Prepaid expenses and other current assets	19.2	0.4	19.6
Total current assets	820.4	(0.8)	819.6
Property, plant and equipment, net	1,482.0	—	1,482.0
Goodwill	173.0	—	173.0
Other intangible assets, net	36.3	—	36.3
Operating lease right-of-use assets	107.5	—	107.5
Other noncurrent assets, net	122.6	—	122.6
Total assets	$2,741.8	$(0.8)	$2,741.0
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$442.4	$(0.4)	$442.0
Accrued interest payable	34.6	—	34.6
Accrued salaries, wages and benefits	93.0	—	93.0
Other taxes payable	9.5	—	9.5
Obligations under inventory financing agreements	221.8	—	221.8
Current portion of RINs obligation	399.3	(0.4)	398.9
Other current liabilities	34.3	—	34.3
Current portion of operating lease liabilities	70.7	—	70.7
Current portion of long-term debt	20.0	(0.4)	19.6
Derivative liabilities	26.5	—	26.5
Total current liabilities	1,352.1	(1.2)	1,350.9
Pension and postretirement benefit obligations	4.8	—	4.8
Other long-term liabilities	18.3	—	18.3
Long-term operating lease liabilities	37.1	—	37.1
Long-term RINs obligation, less current portion	77.5	—	77.5
Long-term debt, less current portion	1,539.7	0.4	1,540.1
Total liabilities	$3,029.5	$(0.8)	$3,028.7
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$(4.4)	$245.6
Partners’ capital (deficit):
Limited partners’ interest (79,189,583 units issued and outstanding at December 31, 2022)	$(529.9)	$4.6	$(525.3)
General partner’s interest	0.5	(0.2)	0.3
Accumulated other comprehensive loss	(8.3)	—	(8.3)
Total partners’ capital (deficit)	(537.7)	4.4	(533.3)
Total liabilities and partners’ capital (deficit)	$2,741.8	$(0.8)	$2,741.0

The effects of the restatement on the consolidated statement of operations for the year ended December 31, 2022 are summarized in the following table:

	Year Ended December 31, 2022
	As Previously	Effect of
	Reported	Restatement	As Restated

	(In millions, except unit and per unit data)
Sales	$4,686.7	$(0.4)	$4,686.3
Cost of sales	4,335.9	(1.3)	4,334.6
Gross profit	350.8	0.9	351.7
Operating costs and expenses:
Selling	53.9	—	53.9
General and administrative	141.0	2.4	143.4
Taxes other than income taxes	13.7	—	13.7
Loss on impairment and disposal of assets	0.7	—	0.7
Other operating expense	8.1	—	8.1
Operating income	133.4	(1.5)	131.9

Other expense:
Interest expense	(175.9)	—	(175.9)
Debt extinguishment costs	(41.4)	—	(41.4)
Loss on derivative instruments	(81.7)	—	(81.7)
Other expense	(2.8)	—	(2.8)
Total other expense	(301.8)	—	(301.8)
Net loss before income taxes	(168.4)	(1.5)	(169.9)
Income tax expense	3.4	—	3.4
Net loss	$(171.8)	$(1.5)	$(173.3)
Net loss attributable to noncontrolling interest	(6.7)	6.7	—
Net loss attributable to partners	$(165.1)	$(8.2)	$(173.3)
Allocation of net loss to partners:
Net loss attributable to partners	$(165.1)	$(8.2)	$(173.3)
Less:
General partners’ interest in net loss	(3.3)	(0.2)	(3.5)
Net loss available to limited partners	$(161.8)	$(8.0)	$(169.8)
Weighted average limited partner units outstanding:
Basic and diluted	79,336,283	—	79,336,283
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(2.04)	$(0.10)	$(2.14)

The effects of the restatement on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2022 are summarized in the following table:

	Year Ended December 31, 2022
	As Previously	Effect of
	Reported	Restatement	As Restated

	(In millions)
Net loss	$(171.8)	$(1.5)	$(173.3)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	1.8	—	1.8
Total other comprehensive income	1.8	—	1.8
Comprehensive loss	$(170.0)	$(1.5)	$(171.5)
Less: Comprehensive loss attributable to noncontrolling interest	(6.7)	6.7	—
Comprehensive loss attributable to partners’ capital (deficit)	$(163.3)	$(8.2)	$(171.5)

The effects of the restatement on the consolidated statement of partners’ capital (deficit) for the year ended December 31, 2022 are summarized in the following table:

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2021 (as previously reported)	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	1.8	—	—	1.8
Net loss attributable to partners	—	(3.3)	(161.8)	(165.1)
Settlement of phantom units	—	—	6.7	6.7
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	5.7	5.7
Adjustment to ASC 480 redemption value	—	—	(11.1)	(11.1)
Balance at December 31, 2022	$(8.3)	$0.5	$(529.9)	$(537.7)

Restatement Impacts
Net loss attributable to partners	—	(0.2)	(8.0)	(8.2)
Settlement of phantom units	—	—	1.5	1.5
Adjustment to ASC 480 redemption value	—	—	11.1	11.1
Balance at December 31, 2022 (restatement impacts)	$—	$(0.2)	$4.6	$4.4

Balance at December 31, 2021 (as previously reported)	$(10.1)	$3.8	$(378.8)	$(385.1)
Other comprehensive income	1.8	—	—	1.8
Net loss attributable to partners	—	(3.5)	(169.8)	(173.3)
Settlement of phantom units	—	—	8.2	8.2
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.1)	(4.1)
Modification of phantom units	—	—	13.5	13.5
Amortization of phantom units	—	—	5.7	5.7
Balance at December 31, 2022 (as restated)	$(8.3)	$0.3	$(525.3)	$(533.3)

The effects of the restatement on the consolidated statement of cash flows for the year ended December 31, 2022 are summarized in the following table:

	Year Ended December 31, 2022
	As Previously Reported	Effect of Restatement	As Restated

	(In millions)
Operating activities
Net loss	$(171.8)	$(1.5)	$(173.3)
Adjustments to reconcile net loss to net cash provided by operating activities:			—
Depreciation and amortization	98.3	—	98.3
Amortization of turnaround costs	23.1	—	23.1
Non-cash interest expense	17.6	—	17.6
Debt extinguishment costs	41.4	—	41.4
Non-cash RINs expense	197.9	(0.4)	197.5
Unrealized loss on derivative instruments	45.9	—	45.9
Loss on impairment and disposal of assets	0.7	—	0.7
Equity based compensation	15.8	1.5	17.3
Lower of cost or market inventory adjustment	19.4	—	19.4
Other non-cash activities	2.2	—	2.2
Changes in assets and liabilities
Accounts receivable	(15.0)	0.9	(14.1)
Inventories	(190.8)	0.3	(190.5)
Prepaid expenses and other current assets	(5.2)	(0.4)	(5.6)
Turnaround costs	(62.6)	—	(62.6)
Accounts payable	57.3	(0.4)	56.9
Accrued interest payable	8.4	—	8.4
Accrued salaries, wages and benefits	9.5	—	9.5
Other taxes payable	(2.1)	—	(2.1)
Other liabilities	10.6	—	10.6
Net cash provided by operating activities	100.6	—	100.6
Investing activities
Additions to property, plant and equipment	(536.2)	—	(536.2)
Proceeds from sale of property, plant and equipment	0.2	—	0.2
Net cash used in investing activities	(536.0)	—	(536.0)
Financing activities
Proceeds from borrowings — revolving credit facility	1,695.1	—	1,695.1
Repayments of borrowings — revolving credit facility	(1,591.1)	—	(1,591.1)
Proceeds from borrowings — senior notes	325.0	—	325.0
Repayments of borrowings — senior notes	(363.1)	—	(363.1)
Payments on finance lease obligations	(0.9)	—	(0.9)
Proceeds from inventory financing	2,166.0	—	2,166.0
Payments on inventory financing	(2,132.6)	—	(2,132.6)
Proceeds from sale of redeemable noncontrolling interest in subsidiary	250.0	—	250.0
Payments for issuance of Preferred Units	(4.4)	—	(4.4)
Repayments of borrowings — MRL Credit Facility	(347.3)	—	(347.3)
Proceeds from other financing obligations	372.9	—	372.9
Payments on other financing obligations	(15.6)	—	(15.6)
Debt issuance costs	(5.3)	—	(5.3)
Net cash provided by financing activities	348.7	—	348.7
Net decrease in cash, cash equivalents and restricted cash	(86.7)	—	(86.7)
Cash, cash equivalents and restricted cash at beginning of period	121.9	—	121.9
Cash, cash equivalents and restricted cash at end of period	$35.2	$—	$35.2
Cash and cash equivalents	$35.2	$—	$35.2
Restricted cash	$—	$—	$—
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$151.4	$—	$151.4
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$136.9	$—	$136.9

22. Quarterly Financial Data (Unaudited)

The Company has restated its unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. This restatement corrects the error related to the attribution of net loss from MRHL to noncontrolling interest for all restated periods. The Company previously allocated its net loss to noncontrolling interest based on the relative ownership interest of the equity holders in MRHL, which was approximately 14% for the noncontrolling interest. The Partnership has subsequently determined that, under applicable accounting standards, no portion of the net loss from MRHL should have been allocated to noncontrolling interest. In addition to the restatement error described above, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023.

As of and for the Three Months Ended March 31, 2023

The effects of the restatement on the condensed consolidated balance sheet as of March 31, 2023 are summarized in the following table:

	March 31, 2023
	(In millions, except unit data)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11.2	$—	$11.2
Accounts receivable, net:
Trade, less allowance for credit losses of $1.5 million	262.2	—	262.2
Other	34.7	—	34.7
	296.9	—	296.9
Inventories	454.8	—	454.8
Derivative assets	7.1	—	7.1
Prepaid expenses and other current assets	29.9	—	29.9
Total current assets	799.9	—	799.9
Property, plant and equipment, net	1,543.2	—	1,543.2
Other noncurrent assets, net	421.4	—	421.4
Total assets	$2,764.5	$—	$2,764.5
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$394.3	$—	$394.3
Accrued interest payable	39.5	—	39.5
Accrued salaries, wages and benefits	75.1	1.6	76.7
Obligations under inventory financing agreements	204.0	—	204.0
Current portion of RINs obligation	419.5	—	419.5
Other current liabilities	112.7	—	112.7
Current portion of long-term debt	20.6	—	20.6
Total current liabilities	1,265.7	1.6	1,267.3
Other long-term liabilities	52.9	—	52.9
Long-term RINs obligation, less current portion	25.2	—	25.2
Long-term debt, less current portion	1,696.8	—	1,696.8
Total liabilities	$3,040.6	$1.6	$3,042.2
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$(4.4)	$245.6
Partners’ capital (deficit):
Limited partners’ interest (79,835,801 units issued and outstanding at March 31, 2023)	$(518.9)	$3.2	$(515.7)
General partner’s interest	1.1	(0.4)	0.7
Accumulated other comprehensive loss	(8.3)	—	(8.3)
Total partners’ capital (deficit)	(526.1)	2.8	(523.3)
Total liabilities and partners’ capital (deficit)	$2,764.5	$—	$2,764.5

The effects of the restatement on the condensed consolidated statement of operations for the three months ended March 31, 2023 are summarized in the following table:

	Three Months Ended March 31, 2023
	As Previously Reported	Effect of Restatement	As Restated

	(In millions, except unit and per unit data)
Sales	$1,036.9	$0.4	$1,037.3
Cost of sales	940.2	0.5	940.7
Gross profit	96.7	(0.1)	96.6
Operating costs and expenses:
Selling	13.5	—	13.5
General and administrative	37.0	0.1	37.1
Other operating expense	3.0	—	3.0
Operating income	43.2	(0.2)	43.0

Other income (expense):
Interest expense	(49.2)	—	(49.2)
Gain on derivative instruments	25.5	—	25.5
Other expense	(0.2)	—	(0.2)
Total other expense	(23.9)	—	(23.9)
Net income before income taxes	19.3	(0.2)	19.1
Income tax expense	0.5	—	0.5
Net income	$18.8	$(0.2)	$18.6
Net loss attributable to noncontrolling interest	(9.9)	9.9	—
Net income attributable to partners	$28.7	$(10.1)	$18.6
Allocation of net income to partners:
Net income attributable to partners	$28.7	$(10.1)	$18.6
Less:
General partners’ interest in net income	0.6	(0.2)	0.4
Net income available to limited partners	$28.1	$(9.9)	$18.2
Weighted average limited partner units outstanding:
Basic	79,830,671	—	79,830,671
Diluted	79,939,985	—	79,939,985
Limited partners’ interest basic and diluted net income per unit:
Limited partners’ interest	$0.35	$(0.12)	$0.23
Limited partners’ interest diluted net income per unit:
Limited partners’ interest	$0.35	$(0.12)	$0.23

The effects of the restatement on the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2023 are summarized in the following table:

	Three Months Ended March 31, 2023
	As Previously	Effect of
	Reported	Restatement	As Restated

	(In millions)
Net income	$18.8	$(0.2)	$18.6
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	—	—	—
Total other comprehensive income	—	—	—
Comprehensive income attributable to partners’ capital (deficit)	$18.8	$(0.2)	$18.6
Less: Comprehensive loss attributable to noncontrolling interest	(9.9)	9.9	—
Comprehensive income attributable to partners’ capital (deficit)	$28.7	$(10.1)	$18.6

The effects of the restatement on the condensed consolidated statement of cash flow for the three months ended March 31, 2023 are summarized in the following table:

	Three Months Ended March 31, 2023
	As Previously Reported	Effect of Restatement	As Restated

	(In millions)
Operating activities
Net income	$18.8	$(0.2)	$18.6
Non-cash RINs gain	(32.1)	—	(32.1)
Unrealized gain on derivative instruments	(41.0)	—	(41.0)
Other non-cash activities	67.8	(1.5)	66.3
Changes in assets and liabilities	(40.2)	1.7	(38.5)
Net cash used in operating activities	(26.7)	—	(26.7)
Investing activities
Additions to property, plant and equipment	(130.4)	—	(130.4)
Net cash used in investing activities	(130.4)	—	(130.4)
Financing activities
Proceeds from borrowings — revolving credit facility	559.0	—	559.0
Repayments of borrowings — revolving credit facility	(437.0)	—	(437.0)
Proceeds from borrowings — MRL revolving credit agreement	18.7	—	18.7
Proceeds from inventory financing	388.5	—	388.5
Payments on inventory financing	(404.1)	—	(404.1)
Proceeds from other financing obligations	20.8	—	20.8
Payments on other financing obligations	(12.8)	—	(12.8)
Net cash provided by financing activities	133.1	—	133.1
Net decrease in cash, cash equivalents and restricted cash	(24.0)	—	(24.0)
Cash, cash equivalents and restricted cash at beginning of period	35.2	—	35.2
Cash, cash equivalents and restricted cash at end of period	$11.2	$—	$11.2
Cash and cash equivalents	$11.2	$—	$11.2
Restricted cash	$—	$—	$—
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$95.1	$—	$95.1

As of and for the Three and Six Months Ended June 30, 2023

The effects of the restatement on the condensed consolidated balance sheet as of June 30, 2023 are summarized in the following table:

	June 30, 2023
	(In millions, except unit data)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$36.0	$—	$36.0
Accounts receivable, net:
Trade, less allowance for credit losses of $1.2 million	252.8	—	252.8
Other	62.5	—	62.5
	315.3	—	315.3
Inventories	439.9	0.4	440.3
Derivative assets	14.7	—	14.7
Prepaid expenses and other current assets	41.5	—	41.5
Total current assets	847.4	0.4	847.8
Property, plant and equipment, net	1,536.4	—	1,536.4
Other noncurrent assets, net	420.4	—	420.4
Total assets	$2,804.2	$0.4	$2,804.6
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$278.2	$0.4	$278.6
Accrued interest payable	35.7	—	35.7
Accrued salaries, wages and benefits	74.4	—	74.4
Obligations under inventory financing agreements	213.1	—	213.1
Current portion of RINs obligation	475.1	—	475.1
Other current liabilities	99.8	—	99.8
Current portion of long-term debt	21.9	—	21.9
Total current liabilities	1,198.2	0.4	1,198.6
Other long-term liabilities	54.4	—	54.4
Long-term RINs obligation, less current portion	25.1	—	25.1
Long-term debt, less current portion	1,824.3	—	1,824.3
Total liabilities	$3,102.0	$0.4	$3,102.4
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$(4.4)	$245.6
Partners’ capital (deficit):
Limited partners’ interest (79,958,262 units issued and outstanding at June 30, 2023)	$(540.3)	$4.9	$(535.4)
General partner’s interest	0.7	(0.5)	0.2
Accumulated other comprehensive loss	(8.2)	—	(8.2)
Total partners’ capital (deficit)	(547.8)	4.4	(543.4)
Total liabilities and partners’ capital (deficit)	$2,804.2	$0.4	$2,804.6

The effects of the restatement on the condensed consolidated statement of operations for the three and six months ended June 30, 2023 are summarized in the following table:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	As Restated	Reported	Restatement	As Restated

	(In millions, except unit and per unit data)
Sales	$1,017.8	$—	$1,017.8	$2,054.7	$0.4	$2,055.1
Cost of sales	946.4	(0.1)	946.3	1,886.6	0.4	1,887.0
Gross profit	71.4	0.1	71.5	168.1	—	168.1
Operating costs and expenses:
Selling	15.5	—	15.5	29.0	—	29.0
General and administrative	27.3	(1.6)	25.7	64.3	(1.5)	62.8
Other operating expense	5.2	—	5.2	8.2	—	8.2
Operating income	23.4	1.7	25.1	66.6	1.5	68.1

Other income (expense):
Interest expense	(55.8)	—	(55.8)	(105.0)	—	(105.0)
Gain on derivative instruments	14.3	—	14.3	39.8	—	39.8
Other expense	(5.5)	—	(5.5)	(5.7)	—	(5.7)
Total other expense	(47.0)	—	(47.0)	(70.9)	—	(70.9)
Net loss before income taxes	(23.6)	1.7	(21.9)	(4.3)	1.5	(2.8)
Income tax expense	0.4		0.4	0.9		0.9
Net loss	$(24.0)	$1.7	$(22.3)	$(5.2)	$1.5	$(3.7)
Net loss attributable to noncontrolling interest	(5.5)	5.5	—	(15.4)	15.4	—
Net loss attributable to partners	$(18.5)	$(3.8)	$(22.3)	$10.2	$(13.9)	$(3.7)
Allocation of net loss to partners:
Net loss attributable to partners	$(18.5)	$(3.8)	$(22.3)	$10.2	$(13.9)	$(3.7)
Less:
General partners’ interest in net loss	(0.4)	(0.1)	(0.5)	0.2	(0.3)	(0.1)
Net loss available to limited partners	$(18.1)	$(3.7)	$(21.8)	$10.0	$(13.6)	$(3.6)
Weighted average limited partner units outstanding:
Basic	80,152,648	—	80,152,648	79,992,637	—	79,992,637
Diluted	80,152,648	—	80,152,648	80,102,432	(109,795)	79,992,637
Limited partners’ interest basic net loss per unit:
Limited partners’ interest	$(0.23)	$(0.04)	$(0.27)	$0.13	$(0.18)	$(0.05)
Limited partners’ interest diluted net loss per unit:
Limited partners’ interest	$(0.23)	$(0.04)	$(0.27)	$0.12	$(0.17)	$(0.05)

The effects of the restatement on the condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2023 are summarized in the following table:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	As Restated	Reported	Restatement	As Restated

	(In millions)
Net loss	$(24.0)	$1.7	$(22.3)	$(5.2)	$1.5	$(3.7)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.1	—	0.1	0.1	—	0.1
Total other comprehensive income	0.1	—	0.1	0.1	—	0.1
Comprehensive loss attributable to partners’ capital (deficit)	$(23.9)	$1.7	$(22.2)	$(5.1)	$1.5	$(3.6)
Less: Comprehensive loss attributable to noncontrolling interest	(5.5)	5.5	—	(15.4)	15.4	—
Comprehensive loss attributable to partners’ capital (deficit)	$(18.4)	$(3.8)	$(22.2)	$10.3	$(13.9)	$(3.6)

The effects of the restatement on the condensed consolidated statement of cash flow for the six months ended June 30, 2023 are summarized in the following table:

	Six Months Ended June 30, 2023
	As Previously Reported	Effect of Restatement	As Restated

	(In millions)
Operating activities
Net loss	$(5.2)	$1.5	$(3.7)
Non-cash RINs expense	23.4	—	23.4
Unrealized gain on derivative instruments	(55.1)	—	(55.1)
Other non-cash activities	102.2	(1.5)	100.7
Changes in assets and liabilities	(117.9)	—	(117.9)
Net cash used in operating activities	(52.6)	—	(52.6)
Investing activities
Additions to property, plant and equipment	(208.2)	—	(208.2)
Net cash used in investing activities	(208.2)	—	(208.2)
Financing activities
Proceeds from borrowings — revolving credit facility	1,084.8	—	1,084.8
Repayments of borrowings — revolving credit facility	(1,101.0)	—	(1,101.0)
Proceeds from borrowings — MRL revolving credit agreement	37.2	—	37.2
Repayments of borrowings — MRL revolving credit agreement	(18.7)	—	(18.7)
Proceeds from borrowings — senior notes	325.0	—	325.0
Repayments of borrowings — senior notes	(121.0)	—	(121.0)
Proceeds from inventory financing	791.2	—	791.2
Payments on inventory financing	(796.6)	—	(796.6)
Proceeds from other financing obligations	95.8	—	95.8
Payments on other financing obligations	(28.5)	—	(28.5)
Net cash provided by financing activities	268.2	—	268.2
Net increase in cash, cash equivalents and restricted cash	7.4	—	7.4
Cash, cash equivalents and restricted cash at beginning of period	35.2	—	35.2
Cash, cash equivalents and restricted cash at end of period	$42.6	$—	$42.6
Cash and cash equivalents	$36.0	$—	$36.0
Restricted cash	$6.6	$—	$6.6
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$41.7	$—	$41.7

As of and for the Three and Nine Months Ended September 30, 2023

The effects of the restatement on the condensed consolidated balance sheet as of September 30, 2023 are summarized in the following table:

	September 30, 2023
	(In millions, except unit data)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$13.7	$—	$13.7
Accounts receivable, net:
Trade, less allowance for credit losses of $1.3 million	285.0	—	285.0
Other	62.8	—	62.8
	347.8	—	347.8
Inventories	447.7	—	447.7
Derivative assets	5.2	—	5.2
Prepaid expenses and other current assets	49.0	—	49.0
Total current assets	863.4	—	863.4
Property, plant and equipment, net	1,526.9	—	1,526.9
Other noncurrent assets, net	414.5	—	414.5
Total assets	$2,804.8	$—	$2,804.8
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$342.1	$—	$342.1
Accrued interest payable	41.2	—	41.2
Accrued salaries, wages and benefits	82.9	—	82.9
Obligations under inventory financing agreements	237.9	—	237.9
Current portion of RINs obligation	326.3	—	326.3
Other current liabilities	85.2	—	85.2
Current portion of long-term debt	204.6	—	204.6
Total current liabilities	1,320.2	—	1,320.2
Other long-term liabilities	57.5	—	57.5
Long-term RINs obligation, less current portion	16.5	—	16.5
Long-term debt, less current portion	1,608.2	—	1,608.2
Total liabilities	$3,002.4	$—	$3,002.4
Commitments and contingencies
Redeemable noncontrolling interest	$250.0	$(4.4)	$245.6
Partners’ capital (deficit):
Limited partners’ interest (79,964,002 units issued and outstanding at September 30, 2023)	$(442.3)	$5.0	$(437.3)
General partner’s interest	2.8	(0.6)	2.2
Accumulated other comprehensive loss	(8.1)	—	(8.1)
Total partners’ capital (deficit)	(447.6)	4.4	(443.2)
Total liabilities and partners’ capital (deficit)	$2,804.8	$—	$2,804.8

The effects of the restatement on the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 are summarized in the following table:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	As Restated	Reported	Restatement	As Restated

	(In millions, except unit and per unit data)
Sales	$1,149.4	$—	$1,149.4	$3,204.1	$0.4	$3,204.5
Cost of sales	887.8	0.1	887.9	2,774.4	0.5	2,774.9
Gross profit	261.6	(0.1)	261.5	429.7	(0.1)	429.6
Operating costs and expenses:
Selling	12.4	—	12.4	41.4	—	41.4
General and administrative	40.2	—	40.2	104.5	(1.5)	103.0
Other operating (income) expense	(4.1)	—	(4.1)	4.1	—	4.1
Operating income	213.1	(0.1)	213.0	279.7	1.4	281.1

Other income (expense):
Interest expense	(58.7)	—	(58.7)	(163.7)	—	(163.7)
Debt extinguishment costs	(0.3)	—	(0.3)	(5.5)	—	(5.5)
Loss on derivative instruments	(54.3)	—	(54.3)	(14.5)	—	(14.5)
Other income	0.6	—	0.6	0.1	—	0.1
Total other expense	(112.7)	—	(112.7)	(183.6)	—	(183.6)
Net income before income taxes	100.4	(0.1)	100.3	96.1	1.4	97.5
Income tax expense	0.5	—	0.5	1.4		1.4
Net income	$99.9	$(0.1)	$99.8	$94.7	$1.4	$96.1
Net loss attributable to noncontrolling interest	(3.1)	3.1	—	(18.5)	18.5	—
Net income attributable to partners	$103.0	$(3.2)	$99.8	$113.2	$(17.1)	$96.1
Allocation of net income to partners:
Net income attributable to partners	$103.0	$(3.2)	$99.8	$113.2	$(17.1)	$96.1
Less:
General partners’ interest in net income	2.1	(0.1)	2.0	2.3	(0.4)	1.9
Non-vested share based payments	0.1	—	0.1	0.1	—	0.1
Net income available to limited partners	$100.8	$(3.1)	$97.7	$110.8	$(16.7)	$94.1
Weighted average limited partner units outstanding:
Basic	80,172,810	—	80,172,810	80,046,930	—	80,046,930
Diluted	80,277,483	109,795	80,387,278	80,148,519	—	80,148,519
Limited partners’ interest basic net income per unit:
Limited partners’ interest	$1.26	$(0.04)	$1.22	$1.38	$(0.20)	$1.18
Limited partners’ interest diluted net income per unit:
Limited partners’ interest	$1.26	$(0.04)	$1.22	$1.38	$(0.21)	$1.17

The effects of the restatement on the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2023 are summarized in the following table:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	As Restated	Reported	Restatement	As Restated

	(In millions)
Net income	$99.9	$(0.1)	$99.8	$94.7	$1.4	$96.1
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.1	—	0.1	0.2	—	0.2
Total other comprehensive income	0.1	—	0.1	0.2	—	0.2
Comprehensive income attributable to partners’ capital (deficit)	$100.0	$(0.1)	$99.9	$94.9	$1.4	$96.3
Less: Comprehensive loss attributable to noncontrolling interest	(3.1)	3.1	—	(18.5)	18.5	—
Comprehensive income attributable to partners’ capital (deficit)	$103.1	$(3.2)	$99.9	$113.4	$(17.1)	$96.3

The effects of the restatement on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023 are summarized in the following table:

	Nine Months Ended September 30, 2023
	As Previously Reported	Effect of Restatement	As Restated

	(In millions)
Operating activities
Net income	$94.7	$1.4	$96.1
Non-cash RINs gain	(134.0)	—	(134.0)
Unrealized gain on derivative instruments	(18.8)	—	(18.8)
Other non-cash activities	147.4	(1.5)	145.9
Changes in assets and liabilities	(96.7)	0.1	(96.6)
Net cash used in operating activities	(7.4)	—	(7.4)
Investing activities
Additions to property, plant and equipment	(240.3)	—	(240.3)
Net cash used in investing activities	(240.3)	—	(240.3)
Financing activities
Proceeds from borrowings — revolving credit facility	1,585.6	—	1,585.6
Repayments of borrowings — revolving credit facility	(1,618.5)	—	(1,618.5)
Proceeds from borrowings — MRL revolving credit agreement	79.0	—	79.0
Repayments of borrowings — MRL revolving credit agreement	(79.0)	—	(79.0)
Proceeds from borrowings — senior notes	325.0	—	325.0
Repayments of borrowings — senior notes	(121.0)	—	(121.0)
Proceeds from inventory financing	1,229.3	—	1,229.3
Payments on inventory financing	(1,235.2)	—	(1,235.2)
Proceeds from other financing obligations	101.5	—	101.5
Payments on other financing obligations	(33.8)	—	(33.8)
Net cash provided by financing activities	232.9	—	232.9
Net decrease in cash, cash equivalents and restricted cash	(14.8)	—	(14.8)
Cash, cash equivalents and restricted cash at beginning of period	35.2	—	35.2
Cash, cash equivalents and restricted cash at end of period	$20.4	$—	$20.4
Cash and cash equivalents	$13.7	$—	$13.7
Restricted cash	$6.7	$—	$6.7
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$31.7	$—	$31.7

Effect of Restatement on the Condensed Consolidated Statement of Partners’ Capital (Deficit)

The effects of the restatement on the condensed consolidated statement of partners’ capital (deficit) for each of the three months period ended March 31, 2023, June 30, 2023, and September 30, 2023 and for the nine months period ended September 30, 2023 are summarized in the following table:

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2022 (as reported)	$(8.3)	$0.5	$(529.9)	$(537.7)
Net income attributable to partners	—	0.6	28.1	28.7
Settlement of tax withholdings on equity-based incentive compensation	—	—	(7.9)	(7.9)
Settlement of phantom units	—	—	0.5	0.5
Amortization of phantom units	—	—	0.2	0.2
Adjustment to ASC 480 redemption value	—	—	(9.9)	(9.9)
Balance at March 31, 2023	$(8.3)	$1.1	$(518.9)	$(526.1)

Restatement Impacts
Net loss attributable to partners	—	(0.2)	(9.9)	(10.1)
Settlement of phantom units	—	—	(1.5)	(1.5)
Adjustment to ASC 480 redemption value	—	—	9.9	9.9
Balance at March 31, 2023 (restatement impacts)	$—	$(0.2)	$(1.5)	$(1.7)

Balance at December 31, 2022 (as restated)	$(8.3)	$0.3	$(525.3)	$(533.3)
Net income attributable to partners	—	0.4	18.2	18.6
Settlement of tax withholdings on equity-based incentive compensation	—	—	(7.9)	(7.9)
Settlement of phantom units	—	—	(1.0)	(1.0)
Amortization of phantom units	—	—	0.3	0.3
Balance at March 31, 2023 (as restated)	$(8.3)	$0.7	$(515.7)	$(523.3)

Balance at March 31, 2023 (as reported)	$(8.3)	$1.1	$(518.9)	$(526.1)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(0.4)	(18.1)	(18.5)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.7)	(1.7)
Settlement of phantom units	—	—	3.7	3.7
Amortization of phantom units	—	—	0.2	0.2
Adjustment to ASC 480 redemption value	—	—	(5.5)	(5.5)
Balance at June 30, 2023 (as reported)	$(8.2)	$0.7	$(540.3)	$(547.8)

Restatement Impacts
Net loss attributable to partners	—	(0.1)	(3.7)	(3.8)
Adjustment to ASC 480 redemption value	—	—	5.5	5.5
Balance at June 30, 2023 (restatement impacts)	$—	$(0.1)	$1.8	$1.7

Balance at March 31, 2023 (as restated)	$(8.3)	$0.7	$(515.7)	$(523.3)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(0.5)	(21.8)	(22.3)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.7)	(1.7)
Settlement of phantom units	—	—	3.7	3.7
Amortization of phantom units	—	—	0.1	0.1
Balance at June 30, 2023 (as restated)	$(8.2)	$0.2	$(535.4)	$(543.4)

Balance at June 30, 2023 (as reported)	$(8.2)	$0.7	$(540.3)	$(547.8)
Other comprehensive income	0.1	—	—	0.1
Net income attributable to partners	—	2.1	100.9	103.0
Amortization of phantom units	—	—	0.2	0.2
Adjustment to ASC 480 redemption value	—	—	(3.1)	(3.1)
Balance at September 30, 2023 (as reported)	$(8.1)	$2.8	$(442.3)	$(447.6)

Restatement Impacts
Net loss attributable to partners	—	(0.1)	(3.1)	(3.2)
Adjustment to ASC 480 redemption value	—	—	3.1	3.1
Balance at September 30, 2023 (restatement impacts)	$—	$(0.1)	$—	$(0.1)

Balance at June 30, 2023 (as restated)	$(8.2)	$0.2	$(535.4)	$(543.4)
Other comprehensive income	0.1	—	—	0.1
Net income attributable to partners	—	2.0	97.8	99.8
Amortization of phantom units	—	—	0.3	0.3
Balance at September 30, 2023 (as restated)	$(8.1)	$2.2	$(437.3)	$(443.2)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2022 (as restated)	$(8.3)	$0.3	$(525.3)	$(533.3)
Other comprehensive income	0.2	—	—	0.2
Net income attributable to partners	—	2.3	110.9	113.2
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.6)	(9.6)
Settlement of phantom units	—	—	4.2	4.2
Amortization of phantom units	—	—	0.7	0.7
Adjustment to ASC 480 redemption value	—	—	(18.5)	(18.5)
Balance at September 30, 2023	$(8.1)	$2.6	$(437.6)	$(443.1)

Restatement Impacts
Net loss attributable to partners	—	(0.4)	(16.7)	(17.1)
Settlement of phantom units	—	—	(1.5)	(1.5)
Adjustment to ASC 480 redemption value	—	—	18.5	18.5
Balance at September 30, 2023 (restatement impacts)	$—	$(0.4)	$0.3	$(0.1)

Balance at December 31, 2022 (as restated)	$(8.3)	$0.3	$(525.3)	$(533.3)
Other comprehensive income	0.2	—	—	0.2
Net income attributable to partners	—	1.9	94.2	96.1
Settlement of phantom units	—	—	2.7	2.7
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.6)	(9.6)
Amortization of phantom units	—	—	0.7	0.7
Balance at September 30, 2023 (as restated)	$(8.1)	$2.2	$(437.3)	$(443.2)

23. Subsequent Events

As of February 23, 2024, the fair value of the Company’s derivative instruments has changed by approximately $5.6 million subsequent to December 31, 2023.

On February 23, 2024, the Company announced that it delivered (i) a notice of conditional redemption for all of the 2024 Secured Notes at a redemption price of par, plus accrued and unpaid interest to but not including the redemption date of March 9, 2024, and (ii) a notice of conditional redemption for $50.0 million aggregate principal amount of the 2025 Notes at a redemption price of par, plus accrued and unpaid interest to but not including the redemption date of April 15, 2024.

The Company’s obligation to redeem all of the 2024 Secured Notes and $50.0 million aggregate principal amount of the 2025 Notes, in each case, is conditioned upon, on or before March 9, 2024, the completion of a private placement of at least $200.0 million aggregate principal amount of the Company’s senior debt securities. The Company will publicly announce and notify the holders of the 2024 Secured Notes, the holders of the 2025 Notes and Wilmington Trust, National Association, as trustee, if the foregoing condition is not satisfied or waived, whereupon the redemptions will be revoked and the 2024 Secured Notes and the 2025 Notes called for redemption will remain outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation and in connection with the restatement of our 2022 consolidated financial statements, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In addition, our disclosure controls and procedures were not effective as of December 31, 2022.

Our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, we identified a material weakness in the design of our controls within the financial statement close process associated with the subsequent accounting for and measurement of redeemable noncontrolling interests. The material weakness also existed as of December 31, 2022.

This material weakness resulted in material errors in the attribution of Net losses to redeemable noncontrolling interest and the Net losses attributable to partners, which resulted in a restatement of the previously issued financial statements as of and for the year ended December 31, 2022 and as of and for each interim period during the year ended December 31, 2023, as more fully described in Note 21 — Restatement of Prior Period and Note 22 — Quarterly Financial Data (Unaudited) to the consolidated financial statements included herein. In addition to the restatement errors described above, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the financial statements for the restated periods. These immaterial adjustments to the restated periods are being corrected as a part of the restatement.

Remediation of Material Weakness

We have evaluated the material weakness and have implemented and continue to implement a plan of remediation to strengthen our internal controls over financial reporting which includes implementing new controls and increased rigor of financial reporting controls that will address subsequent measurement of redeemable noncontrolling interests, including consideration of attribution of income and loss to redeemable noncontrolling interests. Consistent with past practice, preparation and reviews of technical accounting memos will operate for all material non-routine transactions. Management will engage third party resources with technical accounting expertise to assist in evaluating the appropriate accounting treatment of subsequent measurement of redeemable noncontrolling interests, and to ensure that appropriate controls are in place to evaluate the ongoing accounting for redeemable noncontrolling interests. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment.

We believe the measures described above along with other elements of our remediation plan will remediate the material weakness identified and strengthen our internal control over financial reporting. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is currently ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles.

We are committed to continuing to improve our internal control processes and have implemented the steps described above. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, both of which were ongoing as of the date of issuance of this Annual Report on Form 10-K, and the material weakness noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet GP, LLC

General Partner and the Partners of Calumet Specialty Products Partners, L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Calumet Specialty Products Partners, L.P.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objective of the control criteria, Calumet Specialty Products Partners, L.P. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in design of controls in the financial statement close process related to the Company’s accounting for and subsequent measurement of the redeemable noncontrolling interest.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 29, 2024

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Pursuant to Section 5615 of the Nasdaq Stock Market, LLC Marketplace Rules (“Nasdaq Rules”), a listed limited partnership like us is not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. However, four of our general partner’s nine directors are “independent” as that term is defined in the Nasdaq Rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted standards that incorporate the Nasdaq Rules and Exchange Act standards. Our general partner’s independent directors as determined in accordance with those standards are: James S. Carter, Daniel L. Sheets, John (“Jack”) G. Boss, and Karen A. Twitchell. The board of directors held four meetings during 2023.

The officers of our general partner manage the day-to-day affairs of our business. Officers serve at the discretion of the board of directors.

Directors and Executive Officers

The following table shows information regarding the directors and executive officers of Calumet GP, LLC as of February 28, 2024:

Name	Age	Position with Calumet GP, LLC
Stephen P. Mawer	59	Chairman of the Board
Todd Borgmann	41	Chief Executive Officer
Bruce Fleming	67	Executive Vice President — Montana Renewables & Corporate Development
Scott Obermeier	51	Executive Vice President — Specialties
David Lunin	42	Executive Vice President — Chief Financial Officer
Gregory Morical	55	Senior Vice President, General Counsel & Secretary
James S. Carter	74	Director
Daniel J. Sajkowski	64	Director
Amy M. Schumacher	52	Director
Daniel L. Sheets	66	Director
Paul C. Raymond III	58	Director
Jennifer G. Straumins	50	Director
John (“Jack”) G. Boss	64	Director
Karen A. Twitchell	68	Director

Each director’s biographical information set forth below includes the particular experience and qualifications that led the board of directors to conclude that the director is qualified to serve in such capacity.

Stephen P. Mawer has served as chairman of the board of our general partners since January 2023 and has served as a board member of our general partner since March 2016. From May 2022 until December 2022, Mr. Mawer served in the role of Executive Chairman of our general partner. From April 2020 until May 2022, Mr. Mawer served as the Chief Executive Officer of our general partner. He retired as president of Koch Supply & Trading in 2014 following a 27-year career in commodities trading, risk management and refining operations. While at Koch, Mr. Mawer led global commodities trading and served as a senior member of the Koch Industries management team. Mr. Mawer holds Bachelor’s and Master’s degrees in chemical engineering from the University of Cambridge, England. Currently, he serves as a member of the Board of Directors at Zenith Energy Management and Howard Energy Partners, both of which are midstream company, as well as chairman of ClimeCo Corporation, an environmental commodities development and management company. He previously served as a member of the advisory board of Heritage Environmental Services.

Mr. Mawer brings extensive knowledge of petroleum markets, refining economics, supply/marketing optimization, sustainability and renewable fuels, and risk management.

Todd Borgmann has served as Chief Executive Officer of our general partner since May 2022. From February 2021 until the appointment to his current position, Mr. Borgmann served as Executive Vice President — Chief Financial Officer of our general partner. Mr. Borgmann has over fifteen years of experience with Calumet, serving the Company across a diverse set of management roles. For the five years preceding his appointment to Executive Vice President — Chief Financial Officer, Mr. Borgmann served as Senior Vice President — Chief Financial Officer, Senior Vice President — Interim Chief Financial Officer, and Vice President of Supply & Trading, developing extensive knowledge of petroleum markets, refining operations and risk management. Mr. Borgmann has also served as Calumet’s Vice President of Business Development and Director of the Partnership’s White Oils and Petroleum sales. Mr. Borgmann earned a Bachelor of Science in Industrial Engineering from Purdue University and a Masters of Business Administration from the University of Notre Dame.

Bruce Fleming has served as Executive Vice President — Montana Renewables & Corporate Development of our general partner since February 2021. From March 2016 until the appointment to his current position, Mr. Fleming served as Executive Vice President — Strategy & Growth of our general partner. From 2004 until joining the Company, Mr. Fleming served as the vice president of mergers & acquisitions at Tesoro Corporation and as an officer of Tesoro Companies Inc. From 1997 through 2004, Mr. Fleming served as managing director of Hong Kong-based Orient Refining Ltd., and from 1981 through 1996 he held senior operations, business development and planning roles with Amoco Oil and Amoco Corporation where he was most recently vice president of China business development. Mr. Fleming earned a Ph.D. in chemical engineering from Princeton University and a B.S. in chemical engineering from the University of Delaware. He is a member of the Board of M&A Standards.

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

David Lunin assumed the role of Executive Vice President — Chief Financial Officer of our general partner effective January 1, 2024. Prior to joining the Company, Mr. Lunin served in progressive roles with Goldman Sachs & Co. LLC (“Goldman Sachs”) from July 2010 to May 2023, most recently serving in the position of Managing Director, Financial Institutions Group from January 2022 to May 2023. Prior to this position, Mr. Lunin served as Vice President, Mergers and Acquisitions Group from September 2020 to July 2021 and as Investment Banking Vice President, Global Natural Resources, from 2014 to September 2020. Prior to Goldman Sachs, he served as Research Associate with Cornerstone Research and Associate with LECG, LLC. Mr. Lunin earned a Bachelor of Business Administration degree from George Washington University, a Master of Arts degree from Johns Hopkins University, and a Masters of Business Administration degree from Columbia Business School.

Gregory Morical is the Senior Vice President, General Counsel & Secretary of our general partner and has served as our General Counsel since April 2012. Prior to joining the Company, Mr. Morical served as the General Counsel of Dormir, Inc. and U.S. Biopsy, LLC, as an in-house counsel in other companies, as associate at Ice Miller LLP and as a judicial clerk for the U.S. Court of Appeals for the Seventh Circuit and the Supreme Court of Ohio. Mr. Morical has a J.D. from Indiana University School of Law-Bloomington and a B.A. in political science from DePauw University.

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

Daniel L. Sheets has served as a member of the board of directors of our general partner since October 2018. Mr. Sheets previously served as president of Lubrizol Additives and corporate senior vice president of The Lubrizol Corporation, a global company providing specialty chemicals for transportation, industrial and consumer markets, from 2008 until his retirement in 2018. Mr. Sheets joined Lubrizol in 1984 and served in a variety of roles including vice president of sales, vice president of engine additives, global business manager fuels, refinery and oilfield products and business development roles which led to multiple acquisitions and an assignment in Germany. Mr. Sheets received his B.S. in electrical engineering from Pennsylvania State University.

Mr. Sheets has extensive global management experience in specialty chemicals including strategy, commercial excellence, business development and acquisitions. He possesses a broad background in petroleum products marketing, with specific experience in the marketing of lubricants, lubricant additives and specialty chemicals.

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

Mr. Raymond brings extensive specialty chemicals knowledge and strategic insights, and his impressive track record leading and growing similar businesses makes him a terrific asset and provides helpful insight to the Partnership’s board of directors.

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

Mr. Boss brings extensive specialty chemicals and materials knowledge. In addition, he brings to the board of directors of our general partner a broad range of experiences and skills as a result of his service as a director of other public and private companies.

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

Ms. Twitchell brings extensive leadership experience in the chemicals industry. Her background provides helpful insight to the Company in its implementation of strategic initiatives and operations in general.

Board of Directors Committees

Conflicts Committee

Four members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be owners, officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The four independent board members who serve on the conflicts committee are Messrs. James S. Carter, Daniel L. Sheets, John (“Jack”) G. Boss and Ms. Karen A. Twitchell. Ms. Twitchell serves as the chair of the conflicts committee. The conflicts committee held seventeen meetings during 2023.

Compensation Committee

The board of directors of our general partner also has a compensation committee which, among other responsibilities, has overall responsibility for evaluating and recommending to the board of directors chief executive officer compensation and for evaluating and approving the compensation arrangements for the other senior executives. Nasdaq does not require a limited partnership like us to have a compensation committee comprised entirely of independent directors. Accordingly, Mr. Daniel L. Sheets, Ms. Amy M. Schumacher, and Ms. Karen A. Twitchell serve as members of our compensation committee. Mr. Sheets serves as the chair of the compensation committee. Ms. Schumacher is not an independent member of the compensation committee. The compensation committee held four meetings during 2023.

The board of directors has adopted a written charter for the compensation committee which defines the scope of the committee’s authority. The committee may form and delegate some or all its authority to subcommittees comprised of committee members when it deems appropriate. The committee is responsible for reviewing and recommending to the board of directors for its approval the annual salary and other compensation components for the chief executive officer. The committee reviews and makes recommendations to the board of directors for its approval of any of the Company’s equity compensation-based plans, including the Long-Term Incentive Plan, or any cash bonus or incentive compensation plans or programs. Also, the committee reviews and approves all annual salary and other compensation arrangements and components for other senior executives of the Company. Further, the compensation committee periodically reviews and makes a recommendation to the board of directors regarding any changes in the compensation of all directors. The committee has the authority to retain or terminate any compensation consultant that assists it in the evaluation of director and senior executive compensation and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The committee did not engage a compensation consultant for 2023.

Audit and Finance Committee

The board of directors of our general partner has an audit and finance committee comprised of four directors, Messrs. James S. Carter, Daniel L. Sheets, John (“Jack”) G. Boss, and Ms. Karen A. Twitchell, each of whom the board of directors of our general partner has determined meets the independence and experience standards established by Nasdaq and the SEC. In addition, the board of directors of our general partner has determined that Mr. Carter is an “audit committee financial expert” as defined by the SEC. Mr. Carter serves as the chair of the audit and finance committee. The audit and finance committee held five meetings during 2023.

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

Risk Committee

The board of directors of our general partner has established a risk committee which, among other responsibilities, oversees the Company’s risk assessment practices. Messrs. Daniel J. Sajkowski, Paul C. Raymond III, Stephen P. Mawer, and Ms. Jennifer G. Straumins serve as members of our risk committee. Mr. Sajkowski serves as the chair of the risk committee. The board of directors has adopted a written charter for the risk committee which defines the scope of the committee’s authority. The risk committee held four meetings during 2023.

Strategy and Growth Committee

The board of directors of our general partner has established a strategy and growth committee which, among other responsibilities, oversees our (i) long-term strategy, (ii) risks and opportunities relating to such strategy, (iii) strategic decisions regarding investments, mergers, acquisitions and divestitures, (iv) capitalization, (v) ownership structure and (vi) distribution policy. Messrs. Paul C. Raymond III, Stephen P. Mawer, John (“Jack”) G. Boss, and Ms. Jennifer G. Straumins serve as members of the strategy and growth committee. Mr. Raymond serves as the chair of the strategy and growth committee. The board of directors has adopted a written charter for the strategy and growth committee which defines the scope of the committee’s authority. The strategy and growth committee held four meetings during 2023.

Leadership and Talent Development Committee

The board of directors of our general partner has established a leadership and talent development committee which, among other responsibilities, monitors our strategic, long-term, and sustainable approach to talent and development issues relating to people. Messrs. Daniel J. Sajkowski, Daniel L. Sheets, John (“Jack”) G. Boss, and Ms. Amy M. Schumacher serve as members of our leadership and talent development committee. Mr. Boss serves as the chair of the leadership and talent development committee. The board of directors has adopted a written charter for the leadership and talent development committee which defines the scope of the committee’s authority. The leadership and talent development committee held four meetings during 2023.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers, employees and contractors.

Available on our website at www.calumet.com are copies of our board of director’s committee charters and Code of Business Conduct and Ethics, all of which also will be provided to unitholders without charge upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway East Drive, Indianapolis, Indiana, 46214. We intend to disclose, to the extent required, future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on our website within four business days following the date of the amendment or waiver.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, as amended, requires Calumet’s directors and certain executive officers, as well as beneficial owners of ten percent or more of Calumet’s common units, to report their holdings and transactions in Calumet’s securities. Based on information furnished to Calumet and contained in reports filed pursuant to Section 16(a), as well as written representations that no other reports were required for 2023, Calumet’s directors and executive officers filed all reports required by Section 16(a) with the exception of (i) one late filing related to the vesting of phantom units into common units delivered on April 20, 2023 for Bruce Fleming, (ii) one late filing related to the vesting of phantom units into common units delivered on April 20, 2023 for Todd Borgmann, (iii) one late filing related to the initial statement of beneficial ownership of securities for Gregory Morical, which was filed on December 28, 2023, and (iv) one late filing related to the issuance of phantom unit awards on August 1, 2023 for Gregory Morical.

Item 11. Executive and Director Compensation

COMPENSATION DISCUSSION & ANALYSIS

This Compensation Discussion & Analysis describes the compensation elements, rationale and policies for the following individuals, who are our named executive officers for the 2023 fiscal year:

Name	Title
Todd Borgmann	Chief Executive Officer
Vincent Donargo	Former Executive Vice President — Chief Financial Officer (1)
Bruce Fleming	Executive Vice President — Montana Renewables & Corporate Development
Scott Obermeier	Executive Vice President — Specialties
Gregory Morical	Senior Vice President, General Counsel & Secretary
(1)	Effective January 1, 2024, Mr. Donargo transitioned to an advisory role with the Company until his planned retirement in April 2024, and David Lunin assumed the role of Executive Vice President and Chief Financial Officer.

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

Objectives of Compensation Programs

Our executive compensation programs are designed with the following primary objectives:

●	reward strong individual performance that drives our positive financial results and enterprise value;
●	make incentive compensation a significant portion of an executive’s total compensation, designed to balance short-term and long-term performance;
●	align the interests of our executives with those of our unitholders; and
●	attract, develop and retain executives with a compensation structure that is competitive with other publicly-traded companies of similar size.

Our primary business objectives are to generate cash flows, reduce debt leverage, grow our business and increase unitholder value. As a result, Adjusted EBITDA is the primary measurement of performance taken into account in making compensation decisions, as we believe this represents the most comprehensive measurement of our ability to generate cash flows and recognizes the integrated and collaborative effort required by the full executive team to maximize performance. As such, short-term compensation is earned or awarded based on Adjusted EBITDA performance, as well as achievement of business unit and individual performance objectives. Long-term compensation is earned or awarded based on Adjusted EBITDA performance, as well as achievement of individual performance objectives. Adjusted EBITDA is a non-GAAP measure that we define, consistent with the terms of our Credit Agreement and senior notes indentures. The most directly comparable GAAP performance measure for Adjusted EBITDA is Net income (loss). Please read Part II, Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures.”

Executive Officer Transitions

Effective January 1, 2024, Mr. Donargo transitioned from his role as Executive Vice President – Chief Financial Officer of the Company and was succeeded by David Lunin. Mr. Donargo will remain with the Company in an advisory role until his planned retirement in April 2024.

Process for Determining Compensation

Role of Compensation Committee

The compensation committee of our board of directors of our general partner has primary responsibility for overseeing our executive compensation program. In general, the compensation committee recommends to the board of directors the compensation of our chief executive officer and approves the compensation of the other named executive officers. Although the compensation committee has the authority to engage a compensation consultant, it did not engage a compensation consultant during 2023.

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

Role of Management

In conjunction with the Senior Vice President — Human Resources of the Company, the Chief Executive Officer (“CEO”) evaluates the performance of other named executive officers, as well as other members of management in the Company, against individual and business objectives. Based on the outcomes, the CEO makes recommendations to the compensation committee in regard to compensation for both named executive officers and other members of management of the Company.

Elements of Executive Compensation

The total compensation and benefits program for our named executive officers consists of the following elements:

●	base salary
●	short-term cash awards under an annual incentive plan
●	long-term incentive compensation, including unit-based awards under the LTIP

●	deferred compensation, retirement, health and welfare benefits
●	limited perquisites

These elements are designed to constitute an integrated executive compensation structure meant to incentivize a high level of individual executive officer performance in line with our financial and operating goals.

Base Salary

Base salaries provide executives with a base level of income as consideration for fulfillment of the roles and responsibilities of their positions. The base salary levels are intended to assist in attracting and retaining the services of quality individuals who are essential for the growth and profitability of Calumet. Generally, changes in the base salary levels for our executive officers are reviewed on an annual basis by the compensation committee and are effective at the beginning of the following fiscal year. Each of our named executive officers received an annual merit increase during 2023, in the case of Mr. Borgmann, effective January 1, 2023, and in the case of Messrs. Donargo, Fleming, Obermeier and Morical, effective April 1, 2023. Mr. Borgmann’s base salary increase was in recognition of his increased role and responsibilities following Mr. Mawer’s transition from Executive Chairman to non-executive Chairman of the board of directors of our general partner. Base salary increases for the other named executive officers were primarily market driven increases. The table below sets forth each named executive officer’s base salary as of the end of the 2022 and 2023 fiscal years:

	Base Salary as	Base Salary as
Name	of 12/31/2022	of 12/31/2023
Todd Borgmann	$650,000	$735,000
Vincent Donargo	$400,000	$420,000
Bruce Fleming	$447,022	$470,000
Scott Obermeier	$425,000	$452,000
Gregory Morical	$332,721	$354,000

Short-Term Cash Bonus Awards

We provide short-term cash bonus awards to named executive officers under our annual cash incentive plan (the “Cash Incentive Plan”). These awards are designed to incentivize executives in meeting financial performance, operational, and strategic objectives on an annual basis.

The compensation committee determines each named executive officer’s target cash bonus award at the beginning of the year, expressed as a percentage of each named executive officer’s base salary actually earned. The following table sets forth each named executive officer’s minimum, target and stretch cash bonus award opportunities for 2023 all as a percentage of each named executive officer’s base salary.

Name	Minimum	Target	Stretch
Todd Borgmann	75%	150%	225%
Vincent Donargo	50%	100%	150%
Bruce Fleming	75%	150%	225%
Scott Obermeier	50%	100%	150%
Gregory Morical	40%	80%	120%

Adjusted EBITDA

As in prior years, funding of our cash bonus awards for the 2023 fiscal year were based on the achievement of Adjusted EBITDA and business unit performance targets. As described above, Adjusted EBITDA represents the most comprehensive measurement of our ability to generate cash flows and grow our business, and as a result, the compensation committee believes that Adjusted EBITDA establishes a direct link between executive compensation and our financial performance. At the recommendation of the compensation committee, the board of directors approved the minimum, target and stretch levels of Adjusted EBITDA for 2023 based on budgets prepared by management after consideration of the specific circumstances we expected to face during 2023. No cash bonus awards would be paid for 2023 if Adjusted EBITDA fell below the minimum performance level established by the board of directors, and performance between the minimum and target levels or between the target and stretch levels would result in an interpolated payout. However, regardless of our actual Adjusted EBITDA results, our compensation committee and board of directors may exercise discretion to pay cash bonuses at higher or lower levels than those payable under the formulaic approach described above, based on additional factors deemed by the compensation committee and board of directors to be relevant to such determination. The table below sets forth the minimum, target and stretch levels of Adjusted EBITDA for 2023 under our short-term cash bonus program as well as our actual Adjusted EBITDA results, which came in below the minimum threshold under the Cash Incentive Plan. Adjusted EBITDA is defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures.”

	Minimum	Target	Stretch	Actual
Adjusted EBITDA (in millions)	$300.0	$400.0	$500.0	$260.5

Individual Performance Objectives

The 2023 cash bonus awards for our named executive officers were based on achievement of Adjusted EBITDA performance and achievement of operational, strategic, business unit performance, and individual performance goals. Individual performance objectives for Mr. Borgmann were determined by the board of directors while the individual performance objectives for Messrs. Donargo, Fleming, Obermeier and Morical were recommended by the chief executive officer and approved by the compensation committee. Individual performance objectives are specific to each officer position and are set at the beginning of the fiscal year.

Criteria used to measure an individual’s performance may include assessment of objective criteria (e.g., execution of projects, improving profitability, or timely completing an acquisition or divestiture) as well as qualitative factors such as the executive’s ability to lead, ability to communicate, and successful adherence to our stated values (i.e., commitment to safety, teamwork, ownership, passion for customers, and excellence). There are no specific weights assigned to these various elements of performance.

2023 Approved Cash Bonus Awards

For the reasons described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2023 Update,” we did not achieve the minimum Adjusted EBITDA goal for 2023. Despite not achieving the minimum Adjusted EBITDA goal, the compensation committee and board of directors considered, amongst other things, the achievement of business unit and individual performance objectives, and approved bonus payments for certain employees, including certain of our named executive officers. As a result of achieving certain business unit performance goals in 2023, specifically as it related to the performance of the Company’s specialties business, and individual contribution goals, including those associated with the increase in role and responsibility assumed in conjunction with the Company’s structural integration of the specialties business, the compensation committee and board of directors approved a cash bonus award payment of $302,770 for Mr. Obermeier. No other named executive officers received a 2023 bonus under the Cash Incentive Plan.

Long-Term Unit-Based Awards

2023 LTI Awards

In fiscal year 2023, the compensation committee established a minimum, target and stretch long-term incentive (LTI) award opportunity for each named executive officer, expressed as a percentage of each named executive officer’s base salary as of the end of the fiscal year. The following table sets forth each named executive officer’s minimum, target and stretch LTI awards for 2023 all as a percentage of each named executive officer’s base salary. Mr. Borgmann’s LTI award opportunities were increased in recognition of his increased role and responsibilities following Mr. Mawer’s transition from Executive Chairman to non-executive Charman of the board of directors of our general partner at the start of the year.

	Minimum	Target	Stretch
Todd Borgmann(1)	75%	150%	225%
Vincent Donargo	40%	80%	120%
Bruce Fleming	30%	60%	90%
Scott Obermeier	40%	80%	120%
Gregory Morical	30%	60%	90%
(1)	After considering the results of benchmark studies, amongst other criteria evaluated during the annual performance review completed for fiscal year 2023, the compensation committee recommended and the board of directors approved an increase in Mr. Borgmann’s target LTI award opportunity to 200% of base salary, effective January 1, 2024.

Our 2023 LTI award program provided each named executive officer with the opportunity to receive a grant of phantom units based on our Adjusted EBITDA performance and achievement of individual performance objectives, as described above. The dollar amount earned under the 2023 LTI award program based on performance is converted into a number of phantom units based on the closing price of our common units on the date the phantom units are issued. The phantom units are granted under the LTIP and vest on the third anniversary of the date of grant. Following vesting, the phantom units are settled in common units (or cash equivalent). Because of the three-year cliff vesting, we believe phantom units establish a direct link between executive compensation and the interests of our unitholders, serve as a strong retention incentive and reinforce unit ownership levels among our executives.

As a result of the Company’s Adjusted EBITDA performance falling below the minimum threshold for 2023, no annual equity-based awards under the Long-Term Incentive Plan for our named executive officers were approved by the compensation committee for the 2023 performance year.

2023 Strategic Repositioning Grants

In connection with the Company’s phased long-term investment approach in the Montana Renewables business, the board of directors of our general partner approved grants of phantom units to Mr. Mawer, our Chairman, as well as certain of our named executive officers in August 2023, as well as Mr. Mawer, as an incentive to successfully complete the second phase of the MRL project, which includes the MaxSAF expansion project. Messrs. Borgmann and Fleming each received 107,428 phantom units and Mr. Morical received 30,694 phantom units, each of which vest in full on the third anniversary of the date of grant, subject to the individual’s continued employment or service through such date.

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

Retirement Benefits

We maintain the Calumet GP, LLC Retirement Savings Plan (the “401(k) Plan”) to assist our U.S.-based eligible officers and employees in saving for their retirement. Our executive officers participate in the same retirement savings plan as other eligible employees. We match 100% of participant contributions up to 4% of the participant’s eligible compensation, and 50% of each additional 1% of eligible compensation contributed up to 6% of the participant’s eligible compensation, for a maximum contribution by us of up to 5% of eligible compensation contributed per participant.

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

Each executive officer is provided with all, or certain of, the following benefits as a supplement to their other compensation:

●	Executive Physical Program: We generally pay for a complete and professional annual personal physical exam for each named executive officer appropriate for their age to improve their health and productivity.
●	Spousal and Family Travel: On an occasional basis, we pay expenses related to travel of the spouses or certain family members of our executive officers in order to accompany the executive officer to business-related events. For the year ended December 31, 2023, we paid no expenses related to travel for family members of our executive officers.

The compensation committee periodically reviews the perquisite program to determine if adjustments are appropriate.

Other Compensation Related Matters

Clawback Policy; Restatement Analysis

The LTIP includes provisions that address the potential need to recover awards granted under that plan. In addition, during 2023, we adopted our Policy Governing the Recovery of Certain Incentive Compensation (the “Policy”), a clawback policy that is intended to comply with the requirements of Nasdaq Stock Market Listing Standard 5608 implementing Rule 10D-1 under the Exchange Act. In the event we are required to prepare an accounting restatement of our financial statements due to material non-compliance with any financial reporting requirement under the federal securities law, we will recover the excess incentive-based compensation received by any covered executive, including our named executive officers, on or after October 2, 2023 and during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

During 2023, we were required to prepare an accounting restatement as described in Note 21 — “Restatement of Previously Issued Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” In accordance with the Policy, the compensation committee reviewed the restated financials and concluded that there was no recovery of erroneously awarded compensation required under the Policy because the restated financials did not impact any incentive-based compensation received on or after October 2, 2023.

Executive Ownership of Units

While we have not adopted any security ownership requirements or policies for our executives, our executive compensation programs foster the enhancement of executives’ equity ownership through long-term unit-based awards under the LTIP. For a listing of security ownership by our named executive officers, please read Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.” The board of directors of our general partner has adopted the Insider Trading Policy of Calumet GP, LLC and Calumet Specialty Products Partners, L.P. (the “Insider Trading Policy”), which provides guidelines to employees, officers and directors with respect to transactions in our securities. Pursuant to Calumet’s Insider Trading Policy, all executive officers and directors must confer with our general counsel before effecting any put or call options for our securities or purchase or sale of common units. Further, the Insider Trading Policy states that we strongly discourage options transactions by officers, directors and all other employees and consultants that could result in a short sale. The Insider Trading Policy is available on our website at www.calumet.com or a copy will be provided at no cost to unitholders upon their written request to: Investor Relations, Calumet Specialty Products Partners, L.P., 2780 Waterfront Parkway East Drive, Suite 200, Indianapolis, Indiana, 46214.

Employment Agreements & Severance Benefits

As of December 31, 2023, there were no active employment agreements between our general partner and any of our executive officers. We provide offer letters to newly hired or promoted employees that set forth the general terms of their employment with us as of the offer letter date, which do not provide for severance, change in control or other post-termination benefits. In March 2023, the board of our general partner adopted the Calumet Specialty Products Partners, L.P. Change of Control Protection Plan. For more information on this plan, refer to the “Potential Payments Upon Termination or Change in Control” section below.

Risk Considerations in our Overall Compensation Program

Our compensation policies and practices are designed to provide rewards for achieving financial, operational, and strategic objectives that will support the growth and profitability of our business. Currently, our incentive compensation programs are based on performance, at the Company and business unit level, relative to goals we set for Adjusted EBITDA. In our assessment of risk related to such use of a single financial performance metric, we considered the relative difficulty for any employee to engage in an undue amount of risk-taking activity with a result that would be reasonably likely to have a material adverse effect on us due to the breadth and scope of activities, both operational and financial, across that organization that are captured in the calculation of Adjusted EBITDA. Also, we considered the current approval controls that exist to mitigate against excessive risk-taking that might impact Adjusted EBITDA and, in turn, our compensation programs. For example, we have specific approval policies related to the entry into derivative instruments, material commercial agreements and material capital expenditures. In addition, our full board of directors, including its various committees, regularly assesses our key risk areas to monitor the impacts of such risks on our financial performance. Further, we considered the design of our incentive compensation programs, noting that the inclusion of both short-term cash incentive awards and long-term unit awards further align the interest our employees and our unitholders. As a result of these considerations, we have concluded that the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.

Report of the Compensation Committee for the Year Ended December 31, 2023

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

Members of the Compensation Committee:

●	Daniel L. Sheets, Chairman
●	Amy M. Schumacher
●	Karen A. Twitchell

2023 Summary Compensation Table

The following table sets forth the annual compensation earned by or granted to our named executive officers for the fiscal years ended December 31, 2023, 2022 and 2021. Neither Mr. Donargo nor Mr. Morical were named executive officers prior to 2022.

	Summary Compensation Table for 2023
					Non-Equity	All
				Unit Awards	Incentive Plan	Other
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	($) (2)	Compensation ($)	Compensation ($) (3)	Total ($)
Todd Borgmann	2023	$735,000	$—	$1,750,000	$—	$17,040	$2,502,040
Chief Executive Officer	2022	$568,593	$—	$2,195,828	$1,279,334	$21,434	$4,065,189
	2021	$334,100	$250,575	$548,528	$—	$19,897	$1,153,100
Vincent Donargo	2023	$415,000	$—	$—	$—	$19,399	$434,399
Executive Vice President - Chief Financial Officer	2022	$380,478	$—	$480,000	$608,764	$120,087	$1,589,329
Bruce Fleming	2023	$464,255	$—	$1,750,000	$—	$19,715	$2,233,970
Executive Vice President – Montana	2022	$447,022	$—	$2,355,648	$1,005,800	$25,652	$3,834,122
Renewables & Corporate Strategy	2021	$431,197	$323,498	$708,911	$—	$19,830	$1,483,436
Scott Obermeier	2023	$445,250	$302,770	$—	$—	$17,594	$765,614
Executive Vice President - Specialties	2022	$397,220	$—	$470,000	$610,830	$22,616	$1,500,666
	2021	$342,990	$257,243	$562,926	$—	$11,724	$1,174,883
Gregory Morical	2023	$348,680	$—	$500,000	$—	$15,821	$864,501
Senior Vice President, General Counsel & Secretary	2022	$332,721	$—	$787,828	$399,265	$33,342	$1,553,156
(1)	Amounts in this column for 2023 include the cash bonus award approved for Mr. Obermeier for fiscal year 2023 performance. For more information regarding the cash bonus awards, see “Compensation Discussion & Analysis — Elements of Executive Compensation — Short-Term Cash Bonus Awards — 2023 Approved Cash Bonus Awards” above.
(2)	Amounts in this column for 2023 include the grant date fair value calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures, of the following final phase of the strategic repositioning phantom unit awards granted on August 1, 2023 under the LTIP: (i) 107,428 phantom units granted to each of Messrs. Borgmann and Fleming, and (ii) 30,694 phantom units granted to Mr. Morical. For more information regarding these phantom units, see “Compensation Discussion & Analysis — Elements of Executive Compensation — Long-Term Unit-Based Awards — 2023 LTI Awards” above. The grant date fair value of each phantom unit award is based on the closing price of our common units on the applicable date of grant. Please read Note 12 to our consolidated financial statements for the fiscal year ending December 31, 2023 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(3)	The following table provides the aggregate “All Other Compensation” information for each of the named executive officers for 2023:

	Todd	Vincent	Bruce	Scott	Gregory
	Borgmann	Donargo	Fleming	Obermeier	Morical
401(k) Plan Matching Contributions	$16,500	$16,500	$16,500	$16,500	$13,275
HSA Plan Matching Contributions	—	—	1,000	—	1,000
Term Life Insurance Premiums	540	2,899	2,215	1,094	1,546
Total	$17,040	$19,399	$19,715	$17,594	$15,821

Grants of Plan-Based Awards

The following table includes information about awards granted to our named executive officers during 2023, which includes the bonus opportunities under the Cash Incentive Plan and phantom unit awards under the LTIP.

		Estimated Possible Payouts Under			Estimated Future Payouts Under				Grant
		Non-Equity			Equity			All Other	Date Fair
		Incentive Plan Awards (1)			Incentive Plan Awards (2)			Unit	Value of
								Awards:	Unit and
								Number	Option
	Grant	Minimum	Target	Stretch	Minimum	Target	Stretch	of Units	Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#) (3)	($) (4)
Todd Borgmann		$551,250	$1,102,500	$1,653,750
					$551,250	$1,102,500	$653,750	—	$—
	8/01/2023							107,428	$1,750,000
Vincent Donargo		$210,000	$420,000	$630,000
					$168,000	$336,000	$504,000	—	$—
Bruce Fleming		$352,500	$705,000	$1,057,500
					$141,000	$282,000	$423,000	—	$—
	8/01/2023							107,428	$1,750,000
Scott Obermeier		$226,000	$452,000	$678,000
					$180,800	$361,600	$542,400	—	$—
Gregory Morical		$141,600	$283,200	$424,800
					$106,200	$212,400	$318,600	—	$—
	8/01/2023							30,694	$500,000
(1)	Amounts in this column represent the minimum, target and stretch incentive opportunities for short-term bonus awards under the Cash Incentive Plan. The actual bonuses paid to our named executive officers for 2023 under the Cash Incentive Plan can be found in the “Bonus” column of the Summary Compensation Table above and are described in more detail under “Compensation Discussion & Analysis — Elements of Executive Compensation — Short-Term Cash Bonus Awards” above.
(2)	Amounts in this column represent the minimum, target and stretch incentive levels for our 2023 LTI award program. Following the end of the 2023 fiscal year, the amount earned based on our Adjusted EBITDA performance is converted into a number of phantom units by dividing the dollar amount earned by the closing price of our common unit on the date the phantom units are granted. For more information regarding our LTI award program, see “Compensation Discussion & Analysis — Elements of Executive Compensation —2023 LTI Awards” above.
(3)	The phantom unit awards in this column vest on the third anniversary of the date of grant, subject to continued employment through such vesting date.
(4)	Amounts in this column represent the grant date fair value calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of each phantom unit award is based on the closing price of our common units on the applicable date of grant. Please read Note 12 to our consolidated financial statements for the fiscal year ending December 31, 2023 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects information regarding outstanding equity-based awards held by the named executive officers as of December 31, 2023.

	Unit Awards
	Number of	Market Value
	Units	of Units
	That Have Not	That Have Not
Name	Vested (#)(1)	Vested ($)(2)
Todd Borgmann	271,522	$4,852,098
Vincent Donargo	—	$—
Bruce Fleming	—	$—
Scott Obermeier	55,696	$995,288
Gregory Morical	103,675	$1,852,672
(1)	The phantom units in this column reflect time-based phantom units held by the named executive officers as of December 31, 2023. In light of the retirement provisions applicable to such grants, all outstanding phantom unit awards held by Messrs. Donargo and Fleming are fully vested as of December 31, 2023. The market value of fully vested outstanding phantom unit awards held by our named executive officers as of December 31, 2023 are reflected in the “Quantification of Potential Payments” table in the “Potential Payments Upon Termination or Change in Control” section below. Outstanding phantom unit awards that have not vested as of December 31, 2023 for each of our named executive officers will vest as follows:

	Todd	Vincent	Bruce	Scott	Gregory
Vesting Date	Borgmann	Donargo	Fleming	Obermeier	Morical
July 1, 2024	—	—	—	—	1,403
February 22, 2025	114,120	—	—	31,606	55,634
July 1, 2025	—	—	—	—	199
February 21, 2026	49,974	—	—	24,090	15,348
July 1, 2026	—	—	—	—	198
August 1, 2026	107,428	—	—	—	30,694
July 1, 2027	—	—	—	—	199
	271,522	—	—	55,696	103,675
(2)	Market value of phantom units reported in these columns is calculated by multiplying the closing market price of $17.87 of our common units at December 29, 2023, the last trading day of the 2023 fiscal year, by the number of phantom units outstanding.

Units Vested

The following table provides information about phantom units held by the named executive officers that vested and were settled during the 2023 fiscal year. None of the named executive officers exercised any option awards during the 2023 fiscal year.

	Unit Awards
	Number of
	Units Acquired on Vesting
Name	(#)(1)	Value Realized on Vesting ($)(2)
Todd Borgmann	42,135	$716,716
Vincent Donargo	10,000	$186,600
Bruce Fleming	63,203	$1,075,083
Scott Obermeier	249,992	$4,219,865
Gregory Morical	45,967	$775,923
(1)	Amounts in this column represent the phantom units held by each named executive officer that vested and were settled during the 2023 fiscal year.
(2)	Amounts in this column equal the number of phantom units vested multiplied by the closing price of our common units on the applicable vesting date (or, if the vesting date was not a trading day, on the last trading day immediately prior to such date).

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

The table below sets forth information regarding the value of accumulated benefits of our named executive officers under the Deferred Compensation Plan as of December 31, 2023.

				Aggregate
	Executive	Registrant		Withdrawals /
	Contributions in	Contributions in	Aggregate Earnings	Distributions in 2023	Aggregate Balance at
Name	2023 ($)	2023 ($)	in 2023 ($)	($)	End of 2023 ($) (1)
Todd Borgmann	$—	$—	$96,306	$(752,952)	$1,738,376
Vincent Donargo	$—	$—	$24,000	$—	$433,205
Bruce Fleming	$—	$—	$420,588	$(1,129,438)	$7,591,819
Scott Obermeier	$—	$—	$—	$—	$—
Gregory Morical	$—	$—	$37,060	$(71,176)	$668,946
(1)	The aggregate balance for each named executive officer as of December 31, 2023 was determined by multiplying all phantom units in each named executive officer’s account under the Deferred Compensation Plan by the closing price of our common units on December 29, 2023 (the last trading day of 2023). The phantom units in each named executive officer’s account as of December 31, 2023 was as follows: (i) Mr. Borgmann, 97,279, (ii) Mr. Donargo, 24,242, (iii) Mr. Fleming, 424,836, and (iv) Mr. Morical, 37,434.

Potential Payments Upon Termination or Change in Control

The board of our general partner adopted the Calumet Specialty Products Partners, L.P. Change of Control Protection Plan, effective March 13, 2023 (the “CIC Plan”), pursuant to which each of our named executive officers are eligible to receive severance benefits upon an involuntary termination by us without cause or by the named executive officer for good reason, in each case, occurring within the three month period immediately prior to or twelve month period immediately following a “change of control”. For purposes of the CIC Plan, a “change of control” generally occurs upon one or more of the following events: (i) any person or group, other than a person or group who is our affiliate, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of our outstanding equity interests; (ii) a person or group, other than our general partner or one of our general partner’s affiliates, becomes our general partner; (iii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of our assets or the assets of our general partner in one or more transactions to any person or group other than an a person or group who is our affiliate, or (iv) any other transaction, reorganization, consolidation, sale of a business segment, spin-off, split-off, merger or similar event that our board, in its sole discretion, determines to be a “change of control” with respect to a particular executive participating in the CIC Plan. Payment of severance under the CIC Plan is contingent upon the executive entering into a release of claims with us. There is no eligibility for severance benefits under the CIC Plan if, in connection with an applicable change of control, the executive declines an offer of employment for a comparable position with a successor or acquirer.

The following describes, for our named executive officers, the benefits that would be received under the CIC Plan in a qualifying termination circumstance:

●	1.5x (for Mr. Borgmann) or 1.0x (for our other named executive officers) the sum of the executive’s (i) annual base salary plus (ii) target annual bonus for the year in which termination of employment occurs;
●	Continued medical, dental and vision benefits coverage for twelve months following the termination date;
●	Reimbursement for up to $10,000 of outplacement services provided within six months following the termination date; and
●	Accelerated vesting of all unvested time and performance-based awards under the LTIP, with performance-based awards vesting at the greater of target or actual performance through the termination date

We believe these benefits are important retention tools and, specifically with respect to the change of control benefits, these benefits provide the named executive officers with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and post-termination as they seek future employment and an opportunity to realize value from these awards in the event of such transaction.

Phantom Unit Awards Under the LTIP

Although the LTIP provides the compensation committee with broad discretion to accelerate outstanding phantom units in the event of certain termination events or a change of control, the outstanding phantom unit award agreements provide for full accelerated vesting in the event of a named executive officer’s death, disability or normal retirement (termination after reaching age 62), as well as in the event of a qualifying termination due to a “change in control,” as outlined in the Company’s CIC Plan. Refer to “Compensation Discussion & Analysis — Potential Payments Upon Termination or Change in Control” above for additional information regarding the Company’s CIC Plan.

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

Executive Long-Term Disability Coverage

Each of our named executive officers receive additional long-term disability coverage, which is in addition to the long-term disability coverage the Company provides to all employees. As a result of this additional long-term disability coverage, each named executive officer would be entitled to receive additional benefits in the event of their qualifying long-term disability, which when combined with the long-term disability coverage provided to all eligible employees will result in payment of 60% of monthly earnings, as defined by the policy, up to a maximum of $15,000 per month until normal retirement age.

Quantification of Potential Payments

The table below shows the value sets forth the amount of compensation or other benefits due to each named executive officer in the event of the specified terminations of employment or a change of control, assuming such termination or change of control occurred on December 31, 2023. The amounts below are only estimates of the amounts that would be received upon a change of control or termination of employment—the actual amount will only be determined at the time such event occurs.

				Qualifying Termination
		Death; Normal		in Connection with
Name	Plan	Retirement ($)	Disability ($)	Change of Control ($)
Todd Borgmann	Cash Severance (1)	$—	$—	$2,756,250
	LTIP Phantom Units (2)	6,371,048	6,371,048	6,371,048
	Deferred Compensation Plan (2)	1,738,376	1,738,376	1,738,376
	Post-Employment Health Care (3)	—	—	30,342
	Outplacement Assistance (4)	—	—	10,000
	Executive Long-Term Disability Coverage (5)	—	108,000	—
	Total	$8,109,424	$8,217,424	$10,906,016

Vincent Donargo	Cash Severance (1)	$—	$—	$840,000
	LTIP Phantom Units (2)	600,914	600,914	600,914
	Deferred Compensation Plan (2)	433,205	433,205	433,205
	Post-Employment Health Care (3)	—	—	19,458
	Outplacement Assistance (4)	—	—	10,000
	Executive Long-Term Disability Coverage (5)	—	108,000	—
	Total	$1,034,119	$1,142,119	$1,903,577

Bruce Fleming	Cash Severance (1)	$—	$—	$1,175,000
	LTIP Phantom Units (2)	7,279,613	7,279,613	7,279,613
	Deferred Compensation Plan (2)	7,591,819	7,591,819	7,591,819
	Post-Employment Health Care (3)	—	—	19,225
	Outplacement Assistance (4)	—	—	10,000
	Executive Long-Term Disability Coverage (5)	—	108,000	—
	Total	$14,871,432	$14,979,432	$16,075,657

Scott Obermeier	Cash Severance (1)	$—	$—	$904,000
	LTIP Phantom Units (2)	995,288	995,288	995,288
	Deferred Compensation Plan (2)	—	—	—
	Post-Employment Health Care (3)	—	—	31,327
	Outplacement Assistance (4)	—	—	10,000
	Executive Long-Term Disability Coverage (5)	—	108,000	—
	Total	$995,288	$1,103,288	$1,940,615

Gregory Morical	Cash Severance (1)	$—	$—	$637,200
	LTIP Phantom Units (2)	1,816,950	1,816,950	1,816,950
	Deferred Compensation Plan (2)	668,946	668,946	668,946
	Post-Employment Health Care (3)	—	—	26,689
	Outplacement Assistance (4)	—	—	10,000
	Executive Long-Term Disability Coverage (5)	—	108,000	—
	Total	$2,485,896	$2,593,896	$3,159,785
(1)	For all of our named executive officers, this amount represents the value of cash severance payable in connection with a qualifying termination under the CIC Plan.
(2)	The values reported with respect to LTIP phantom units and the Deferred Compensation Plan are based on the closing price of our common stock on December 29, 2023 (the last trading day of the 2023 fiscal year) of $17.87 and the total number of outstanding phantom units, including the number of unvested units that would accelerate and vest upon a qualifying termination event or change of control.
(3)	As per the CIC Plan, each of our named executive officers shall receive continued medical dental and vision benefits coverage for 12 months following the date of termination at the employer’s expense if a qualifying termination occurs in connection with a Change of Control.
(4)	As per the CIC Plan, each of our named executive officers shall receive reimbursement for the cost of outplacement services with a provider designated by the employer, provided that the cost of such reimbursement shall not exceed $10,000 and such services must be provided within six months following the date of termination if a qualifying termination occurs in connection with a Change of Control.

(5)	Includes only the portion of each named executive officer’s long-term disability benefits that are in excess of the long-term disability benefits generally provided to employees of our general partner.

DIRECTOR COMPENSATION

Officers or employees of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner receives an annual fee as well as compensation for attending meetings of the board of directors and board committee meetings. Non-employee directors were entitled to fees and equity awards for 2023 that consisted of the following:

●	an annual fee of $130,000 for the Chairperson of the Board, and $80,000 for all other non-employee Board members;
●	an annual equity award in the form of restricted or phantom units, valued at approximately $195,000 for the Chairperson of the Board, and $100,000 for all other non-employee Board members;
●	an audit and finance committee chair annual fee of $20,000;
●	a non-chair audit and finance committee member annual fee of $10,000;
●	a strategy and growth committee chair annual fee of $10,000;
●	a non-chair strategy and growth committee annual fee of $5,000;
●	a conflicts committee and compensation committee chair annual fee of $10,000;
●	a non-chair conflicts committee and compensation committee annual fee of $4,000;
●	all other committee chair annual fee of $10,000; and
●	all other committee member annual fee of $2,500.

In addition, we reimburse each non-employee director for his or her out-of-pocket expenses incurred in connection with attending meetings of the board of directors or board committees. Under certain circumstances, we will also indemnify each director for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

As described above under “Long-Term Unit-Based Awards — 2023 Strategic Repositioning Grants,” in connection with the Company’s phased long-term investment approach in the Montana Renewables business, the board of directors of our general partner approved an award of 61,387 phantom units to Mr. Mawer, our Chairman. Such phantom units vest in full on the third anniversary of the date of grant, subject to the Mr. Mawer’s continued service through such date.

The following table sets forth certain compensation information of our non-employee directors for the year ended December 31, 2023:

	Fees Earned or	Unit
Name	Paid in Cash ($) (1)	Awards ($) (2)	Total
James S. Carter	$101,500	$133,833	$235,333
Daniel J. Sajkowski	$88,750	$100,000	$188,750
Amy M. Schumacher	$84,000	$128,000	$212,000
Stephen P. Mawer	$103,125	$1,195,000	$1,298,125
Daniel L. Sheets	$103,500	$134,500	$238,000
Paul C. Raymond III	$90,000	$130,000	$220,000
Jennifer G. Straumins	$85,000	$100,000	$185,000
John (“Jack”) G. Boss	$102,250	$123,858	$226,108
Karen A. Twitchell	$101,000	$100,000	$201,000
(1)	The amounts in this column include director fees which have been deferred under the Deferred Compensation Plan. During 2023, each eligible non-employee director other than Messrs. Sajkowski and Mawer, Ms. Straumins and Ms. Twitchell elected to defer some or all of their director fees.
(2)	The amounts in this column are calculated based on the aggregate grant date fair value of (i) annual phantom unit awards issued to non-employee directors serving on the board on the date the awards were granted, (ii) matching phantom unit awards granted to those non-employee directors who deferred all, or a portion of, the fees they earned in 2023 pursuant to the Deferred Compensation Plan, and (iii) Mr. Mawer’s 2023 strategic repositioning phantom unit grant. The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. Please read Note 12 to our consolidated financial statements for the fiscal year ending December 31, 2023 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. As of December 31, 2023, the following directors each held outstanding phantom units, including phantom units held under the Deferred Compensation Plan, as follows: Mr. Carter, 146,322; Mr. Sajkowski, 73,604; Ms. Schumacher, 136,619; Mr. Mawer, 364,006; Mr. Sheets, 115,805; Mr. Raymond, 52,803; Ms. Straumins, 21,464; Mr. Boss, 15,935; and Ms. Twitchell, 10,016.

Deferred Compensation Plan

Our directors are eligible to defer all or a portion of their fees earned into the Deferred Compensation Plan. When directors elect to defer any portion of their compensation into the plan, these deferred amounts are credited to the participant in the form of phantom units. The compensation committee may recommend a matching contribution for the deferred fees at its discretion. Phantom units credited to a participant’s account as either a deferral or a matching contribution carry distribution equivalent rights to be credited to the participant’s account in the form of additional phantom units. Matching contributions in the form of phantom units were credited to the accounts of each director who elected to defer all or a portion of their fees earned into the Deferred Compensation Plan for fiscal year 2023 in the following number of phantom units: Mr. Carter, 2,088; Ms. Schumacher, 1,741; Mr. Sheets, 2,111; Mr. Raymond, 1,852; and Mr. Boss, 1,480.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of our compensation committee are Daniel L. Sheets, Amy M. Schumacher, and Karen A. Twitchell, who are all members of the board of our general partner. Please read Item 13 “Certain Relationships and Related Transactions and Director Independence” for descriptions of our transactions in fiscal year 2023 with certain entities related to Mr. Sheets, Ms. Schumacher, and Ms. Twitchell. Ms. Schumacher is not an independent member of the compensation committee. No executive officer of our general partner served as a member of the compensation committee of another entity that had an executive officer serving as a member of our board of directors or compensation committee.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the annual total compensation of our general partner’s median compensated employee and the annual total compensation of Todd Borgmann, our Chief Executive Officer (“CEO”).

The employees who provide services to us are employed by Calumet GP, LLC, our general partner as we do not have any employees. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit and intent of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from our general partner’s employee population. References to “our” employees below therefore refer to the employees of our general partner.

To identify our general partner’s median employee, as well as to determine the annual total compensation of our general partner’s median employee and the CEO, we took the following steps:

●	We selected December 31, 2023 as our identification date for determining our median employee compensation.
●	We determined that, as of December 31, 2023, our general partner’s employee population consisted of approximately 1,580 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees.
●	We used a consistently applied compensation measure to identify the median employee, namely 2023 W-2 wages as reflected in our general partner’s payroll records. We did not annualize the compensation for any employees that were not employed by our general partner for all of 2023. We do not widely distribute annual equity awards to employees, therefore, such awards were excluded from our compensation measure.
●	Our general partner’s median employee was determined to be a full-time employee. After we identified our general partner’s median employee, we calculated such employee’s annual total compensation for the 2023 year using the same methodology we used for our CEO as set forth in the “Total” column of our 2023 Summary Compensation Table included in this Annual Report.

For 2023, our last completed fiscal year:

●	The annual total compensation of the median employee of our general partner (other than the CEO) was $104,717;
●	The annual total compensation of the CEO, as reported in the Summary Compensation Table above, was $2,502,040; and
●	Based on this information, for 2023 the ratio of the annual total compensation of our CEO to that of the median employee of our general partner was approximately 24 to 1.

Our 2023 pay ratio is intended to be a reasonable estimate calculated in a manner consistent with SEC rules. Given the different methodologies that various public companies use to determine their estimates of pay ratio, including the different assumptions, exclusions, estimates and methodologies allowed under the SEC rules, and differing employment and compensation practices among companies, our reported pay ratio should not be used as a basis of comparison between us or our general partner and other companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units as of February 28, 2024, held by:

●	each person who beneficially owns 5% or more of our outstanding units;

●	each director of our general partner;
●	each named executive officer of our general partner; and
●	all directors and executive officers of our general partner as a group.

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

		Percentage of
	Common Units	Total Units
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
The Heritage Group (1)(2)	11,867,533	14.79%
Calumet, Incorporated (2)	1,934,287	2.41%
Adams Asset Advisors, LLC (3)	5,446,477	6.79%
Wasserstein Debt Opportunities Management, LP and related persons (4)	6,534,338	8.15%
Dorset Partners LLC and related persons (5)	4,407,000	5.49%
James S. Carter	319,138	*
Daniel J. Sajkowski	156,607	*
Amy M. Schumacher (1)(6)	181,673	*
Daniel L. Sheets	61,472	*
Paul C. Raymond III	6,963	*
Jennifer G. Straumins (7)	663,520	*
John (“Jack”) G. Boss	25,000	*
Karen A. Twitchell	—	*
Stephen P. Mawer (8)	172,610	*
David Lunin (8)	—	*
Bruce Fleming (8)	371,965	*
Scott Obermeier (8)	206,537	*
Todd Borgmann (8)	106,613	*
Vincent Donargo (8)	9,125	*
Gregory Morical (8)	44,956	*
All directors and executive officers as a group (15 persons)	2,326,179	2.90%
*	= less than 1 percent.
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
(2)	The common units of Calumet, Incorporated are indirectly owned 45.8% by The Heritage Group and 5.1% by Fred M. Fehsenfeld, Jr. personally. Fred M. Fehsenfeld, Jr. was formerly a director of Calumet, Incorporated. Accordingly, 885,294 of the common units owned by Calumet, Incorporated are also shown as being beneficially owned by The Heritage Group in the table above, and 97,971 of the common units owned by Calumet, Incorporated are beneficially owned by Fred M. Fehsenfeld, Jr. The Heritage Group and Fred M. Fehsenfeld, Jr. disclaim beneficial ownership of all of the common units owned by Calumet, Incorporated in excess of their respective pecuniary interests in such units. The address of Calumet, Incorporated is 5400 W. 86th St., Indianapolis, Indiana, 46268.
(3)	As noted in the Schedule 13G filed with the SEC on January 14, 2023, the filing person has indicated that it has or shares beneficial ownership of such units. According to the Schedule 13G, Adams Asset Advisors has sole voting power and sole dispositive power over 4,033,903 units and shared voting power and shared dispositive power over 1,407,710 units. The address for Adams Asset Advisors, LLC is 8150 N. Central Expwy #M1120, Dallas, Texas 75206.
(4)	Based on the Schedule 13G/A filed with the SEC on February 10, 2023. According to the Schedule 13G/A, Wasserstein Debt Opportunities Management has shared voting power and shared dispositive power over 6,072,088 units. 5,672,088 of the reported units are owned directly by private investment funds and separately managed accounts for which Wasserstein Debt Opportunities Management serves as the investment adviser. 400,000 of the reported units represent options, which have not been exercised, beneficially owned by private investment funds for which Wasserstein Debt Opportunities Management serves as the investment adviser. The general partner of Wasserstein Debt Opportunities Management is WDO Management GP, LLC (the “General Partner”). Rajay Bagaria is a control person of Wasserstein Debt Opportunities Management and manager of the General Partner, and could be deemed to share such indirect beneficial ownership with Wasserstein Debt Opportunities Management and the General Partner. Additionally, Mr. Bagaria personally owns 462,250 units, over which he has sole voting power and sole dispositive power, and such units are reflected in the table. Joseph Dutton is a control person of Wasserstein Debt Opportunities Management and could be deemed to share such indirect beneficial ownership with Wasserstein Debt Opportunities Management. Mr. Bagaria and Mr. Dutton each disclaim any beneficial ownership of any such units of common units representing limited partnership interest in excess of their actual pecuniary interest therein. The business address of Wasserstein Debt Opportunities Management is 1185 Avenue of the Americas, 39th Floor, New York, NY 10036.
(5)	Based on the Schedule 13G/A filed with the SEC on February 13, 2024. According to the Schedule 13G/A, Dorset Partners LLC has sole voting power and sole dispositive power over 4,325,000 units. According to the Schedule 13G/A, David M. Knott, Jr., president of Dorset Management Corporation, has sole voting power and sole dispositive power over 4,407,000 units and shared voting power and shared dispositive power over zero units. According to the Schedule 13G/A, Knott Partners, L.P. has sole voting power and sole dispositive power over 4,069,276 units and shared voting power and shared dispositive power over zero units. The business address of Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.
(6)	Includes common units that are owned by the spouse and children of Amy M. Schumacher, for which she disclaims beneficial ownership.
(7)	Jennifer G. Straumins disclaims beneficial ownership of all common units reported herein.
(8)	Ownership of common unit amounts for our named executive officers and other current executive officers excludes outstanding phantom unit awards, both vested and unvested as of February 28, 2024, which we expect to settle in common units. Each such individual’s total beneficially owned common units, vested phantom units, and unvested phantom units are set forth in the table below.

	Common Units	Vested Phantom	Unvested Phantom
Name	Beneficially Owned	Units	Units	Total
Todd Borgmann	106,613	182,279	271,522	560,414
Vincent Donargo	9,125	57,869	—	66,994
David Lunin	—	—	42,478	42,478
Bruce Fleming	371,965	832,201	—	1,204,166
Scott Obermeier	206,537	—	55,696	262,233
Gregory Morical	44,956	35,435	103,675	184,066

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price	Equity Compensation
	Exercise of Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights (2)	and Rights	in Column (a))
Equity compensation plans approved by security holders (1)	580,368	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	580,368	$—	—
(1)	Represents securities under the LTIP.
(2)	As of December 31, 2023, the LTIP contemplates the issuance or delivery of up to 5,283,960 common units to satisfy awards under the plan. The number of units presented in column (a) represents the maximum number of common units that may be delivered pursuant to outstanding awards under the plan as of December 31, 2023. If such maximum number of common units had been delivered pursuant to outstanding awards, no common units would have remained available for future delivery under column (c) as of December 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence

Distributions and Payments to Our General Partner and its Affiliates

Owners of our general partner and their affiliates own 16,695,396 common units representing an approximately 20.4% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.495 ($1.98 annualized) per unit, 25% of the amounts we distribute in excess of $0.563 ($2.25 annualized) per unit and 50% of amounts we distribute in excess of $0.675 ($2.70 annualized) per unit. We suspended distributions in April 2016. Please read Part II, Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy” for additional information related to our distribution policy and the incentive distribution rights.

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

Omnibus Agreement

We entered into an omnibus agreement, dated January 31, 2006, with The Heritage Group and certain of its affiliates pursuant to which The Heritage Group and its controlled affiliates agreed not to engage in, whether by acquisition or otherwise, the business of refining or marketing specialty lubricating oils, solvents and wax products as well as gasoline, diesel and jet fuel products in the continental U.S. (“restricted business”) for so long as The Heritage Group controls us. This restriction does not apply to:

●	any business owned or operated by The Heritage Group or any of its affiliates as of January 31, 2006;
●	the refining and marketing of asphalt and asphalt-related products and related product development activities;
●	the refining and marketing of other products that do not produce “qualifying income” as defined in the Internal Revenue Code;
●	the purchase and ownership of up to 9.9% of any class of securities of any entity engaged in any restricted business;
●	any restricted business acquired or constructed that The Heritage Group or any of its affiliates acquires or constructs that has a fair market value or construction cost, as applicable, of less than $5.0 million;
●	any restricted business acquired or constructed that has a fair market value or construction cost, as applicable, of $5.0 million or more if we have been offered the opportunity to purchase it for fair market value or construction cost and we decline to do so with the concurrence of the conflicts committee of the board of directors of our general partner; and
●	any business conducted by The Heritage Group with the approval of the conflicts committee of the board of directors of our general partner.

Employee Costs

Our general partner employs all of our employees and we reimburses the general partner for certain of its expenses.

Product Sales and Related Purchases

During 2023, we made ordinary course sales of certain specialty products to Monument Chemical, LLC (“Monument Chemical”), a specialty chemical company owned in part by The Heritage Group and Jennifer G. Straumins. Paul C. Raymond III is the Chief Executive Officer of Monument Chemical. We made an immaterial amount of purchases from Monument Chemical in 2023. The total sales made by us to Monument Chemical in 2023 were approximately $6.8 million. As of December 31, 2023, there was approximately $1.7 million due to us from Monument Chemical related to these products sales. We anticipate that we will continue to sell products to Monument Chemical in the future. We believe that the product sales prices and credit terms offered to Monument Chemical are comparable to prices and terms offered to non-affiliated third-party customers.

During 2023, we made ordinary course purchases from Heritage Environmental Services (“Heritage Environmental”), a cleaning and waste removal company owned in part by The Heritage Group. Total purchases made by us from Heritage Environmental in 2023 for cleaning and waste removal services were approximately $8.5 million. As of December 31, 2023, there was a $5.8 million balance due from us to Heritage Environmental related to these purchases. We expect that we will continue to utilize these services from Heritage Environmental in the future.

During 2023, we made ordinary course sales of certain fuel products to Asphalt Materials of $1.2 million, a company in the asphalt formulation and manufacturing business owned in part by The Heritage Group. As of December 31, 2023, there was no balance due to us from Asphalt Materials related to these products sales. We anticipate that we will continue to sell products to Asphalt Materials in the future. We believe that the product sales prices and credit terms offered to Asphalt Materials are comparable to prices and terms offered to non-affiliated third-party customers.

Intellectual Property Rights Agreement

On January 6, 2012, the Partnership acquired all of the membership interests of TruSouth Oil, LLC (“TruSouth”). As part of the transaction, TruSouth, the Partnership and the sellers of TruSouth, which included The Heritage Group, entered into an Intellectual Property Rights Agreement dated January 6, 2012 (“IPRA”). In the IPRA, TruSouth (now known as Calumet Branded Products, LLC (“Calumet Branded”)) agreed to pay the sellers a royalty on each qualified gallon of engineered fuel sold to third parties. For the years ended December 31, 2023 and 2022, Calumet Branded paid The Heritage Group a total of $0.7 million and $0.7 million, respectively, in royalties under the IPRA.

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

Please read Item 10 “Directors, Executive Officers of Our General Partner and Corporate Governance” for a discussion of director independence matters.

Item 14. Principal Accounting Fees and Services

The following table details the aggregate fees billed for professional services rendered by our independent auditor, Ernst & Young, LLP, during 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022
Audit fees	$4.5	$4.2
Audit-related fees	—	—
Total	$4.5	$4.2

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

Partnership Restructuring Agreement, dated as of November 9, 2023, by and among the Partnership, the General Partner and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 9, 2023 (File No. 000-51734)).

2.2	—

First Amendment to Partnership Restructuring Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2024 (File No. 000-51734)).

2.3	—

Conversion Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet, Inc., Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2024 (File No. 000-51734)).

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

4.4	—	Form of 11.00% Senior Notes due 2025 (included in Exhibit 4.3).
4.5	—	Indenture, dated as of August 5, 2020, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National

Exhibit Number		Description
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

4.8	—	Form of 8.125% Senior Notes due 2027 (included in Exhibit 4.7).
4.9	—

Indenture, dated June 27, 2023, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2023 (File No. 000-51734)).

4.10	—	Form of 9.75% Senior Notes due 2028 (included in Exhibit 4.9).
10.1	—

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

10.3†	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2023 (File No. 000-51734)).
10.4	—	Omnibus Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006 (File No. 000-51734)).
10.5	—

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

10.6	—

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

10.7	—

Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement dated as of November 18, 2021, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2021 (File No. 000-51734)).

10.8	—

Third Amendment to Credit Agreement dated as of January 20, 2022, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2022 (File No. 000-51734))

10.9	—

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

Exhibit Number		Description
10.10	—

Second Amended and Restated Intercreditor Agreement, dated April 20, 2016, by and among the Collateral Trustee, Bank of America, N.A., as administrative agent, and the obligors named therein (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.11†	—

Amended and Restated Long-Term Incentive Plan, effective as of December 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2015 (File No. 000-51734)).

10.12†	—

First Amendment to Calumet GP, LLC Amended and Restated Long-Term Incentive Plan, effective as of December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22, 2022 (File No. 000-51734)

10.13	—

Buyer Parent Guaranty, dated as of August 11, 2017, by and between Husky Oil Operations Limited and Calumet Lubricants Co., Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2017 (File No. 000-51734)).

10.14†	—

Employment Letter, effective as of February 29, 2016, by and between Calumet GP, LLC and Bruce A. Fleming (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2022 (File No. 000-51734)).

10.15†	—

Scott Obermeier Promotion Letter, effective as of January 27, 2020, between Calumet GP, LLC and Scott Obermeier (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2022 (File No. 000-51734)).

10.16	—

Amendment No. 1 to Amended and Restated Collateral Trust Agreement, dated as of July 31, 2020, by and among the Partnership, the obligors party thereto and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2020 (File No. 000-51734)).

10.17	—

Consent to Third Amended and Restated Credit Agreement, dated July 3, 2020, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries, as Borrowers, the Lenders party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2020 (File No. 000-51734)).

10.18	—

Master Lease Agreement, together with Property Schedule No. 1 thereto, each dated as of February 12, 2021, and each by and between Stonebriar Commercial Finance LLC and Calumet Shreveport Refining, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the commission on February 16, 2021 (File No. 000-51734)).

10.19	—

Master Lease Agreement, dated December 31, 2021, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2022 (File No. 000-51734)).

10.20#	—

Interim Funding Agreement, dated December 31, 2021, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2022 (File No. 000-51734)).

10.21†	—

Todd Borgmann Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Todd Borgmann (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

10.22	—

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

Exhibit Number		Description
10.23	—

Second Amended and Restated Limited Liability Company Agreement of Montana Renewables Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2022 (File No. 000-51734)).

10.24	—

Equipment Schedule No. 2, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.25	—

Interim Funding Agreement, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.26	—

Amendment to Interim Funding Agreement, dated August 5, 2022, by and between Montana Renewables, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.27	—

Credit Agreement, dated November 2, 2022, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 7, 2022 (File No. 000-51734)).

10.28	—

Change of Control Protection Plan, effective March 13, 2023 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2023 (File No. 000-51734)).

10.29	—

Credit Agreement dated April 19, 2023, among Montana Renewables, LLC, as Borrower, Montana Renewable Holdings LLC, as Holdings, the lenders from time to time party hereto, and Delaware Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2023 (File No. 000-51734)).

10.30	—

Collateral Trust and Intercreditor Agreement dated as of April 19, 2023, among Montana Renewables Holdings LLC, as Holdings, Montana Renewables, LLC, as Company, the Other Obligors from time to time party hereto, Delaware Trust Company, as Administrative Agent, the Other Parity Lien Representatives, from time to time party thereto, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2023 (File No. 000-51734)).

10.31	—

Amendment No. 1 to Credit Agreement, dated as of April 4, 2023, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2023 (File No. 000-51734)).

10.32	—

Amendment No. 2 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement, dated as of April 19, 2023, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2023 (File No. 000-51734)).

10.33	—

Amendment No. 3 to Credit Agreement, dated as of July 26, 2023, by and among Montana Renewables, LLC, Montana Renewables Holdings LLC and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2023 (File No. 000-51734)).

10.34†	—

Employment Letter, effective as of September 11, 2023, by and between Calumet GP, LLC and David A. Lunin  (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2023 (File No. 000-51734)).

Exhibit Number		Description
10.35	—

ISDA 2002 Master Agreement, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.36	—

Schedule to the ISDA 2002 Master Agreement, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.37	—

Credit Support Annex to the Schedule to the ISDA 2002 Master Agreement, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC as lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.38	—

Renewable Fuel and Feedstock Repurchase Master Confirmation, dated October 3, 2023, by and among Montana Renewables, LLC and Wells Fargo Commodities, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 000-51734)).

10.39	—

Monetization Master Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC, Calumet Refining, LLC and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.40	—

Financing Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC and Calumet Refining, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.41	—

Supply and Offtake Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC and Calumet Refining, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.42	—

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of January 17, 2024, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A, and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.43	—

Note Purchase Agreement, dated February 23, 2024, by and among the Partnership, Finance Corp., the General Partner, the Guarantors and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 23, 2024 (File No. 000-51734)).

21.1*	—	List of Subsidiaries of Calumet Specialty Products Partners, L.P.
23.1*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1*	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	—	Calumet Specialty Products Partners, L.P. Clawback Policy.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted Inline XBRL (included within the Exhibit 101 attachments)

†Identifies management contract and compensatory plan arrangements.

*Filed herewith.

**Furnished herewith.

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

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Borgmann	Chief Executive Officer of Calumet GP, LLC	Date: February 29, 2024
Todd Borgmann	(Principal Executive Officer)

/s/ David Lunin	Executive Vice President and Chief Financial Officer of Calumet GP, LLC (Principal Financial Officer)	Date: February 29, 2024
David Lunin

/s/ Ryan A. Willman	Chief Accounting Officer of Calumet GP, LLC (Principal Accounting Officer)	Date: February 29, 2024
Ryan A. Willman

/s/ Stephen P. Mawer	Director and Chairman of the Board of Calumet GP, LLC	Date: February 29, 2024
Stephen P. Mawer

/s/ James S. Carter	Director of Calumet GP, LLC	Date: February 29, 2024
James S. Carter

/s/ Karen A. Twitchell	Director of Calumet GP, LLC	Date: February 29, 2024
Karen A. Twitchell

/s/ Paul C. Raymond III	Director of Calumet GP, LLC	Date: February 29, 2024
Paul C. Raymond III

/s/ Daniel J. Sajkowski	Director of Calumet GP, LLC	Date: February 29, 2024
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director of Calumet GP, LLC	Date: February 29, 2024
Amy M. Schumacher

/s/ Daniel L. Sheets	Director of Calumet GP, LLC	Date: February 29, 2024
Daniel L. Sheets

/s/ Jennifer G. Straumins	Director of Calumet GP, LLC	Date: February 29, 2024
Jennifer G. Straumins

/s/ John (“Jack”) G. Boss	Director of Calumet GP, LLC	Date: February 29, 2024
John (“Jack”) G. Boss