Form 10-Q
period 2024-03-31
Calumet Specialty Products Partners, L.P.
filed 2024-05-10
CIK 1340122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

On May 10, 2024, there were 80,388,555 common units outstanding.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

QUARTERLY REPORT

For the Three Months Ended March 31, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) the expected benefits of the Conversion (as defined herein) to us and our unitholders; and (xiii) the anticipated completion of the Conversion and the timing thereof, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “Calumet Specialty Products Partners, L.P.,” “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to Calumet Specialty Products Partners, L.P. and its subsidiaries. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I

Item 1. Financial Statements

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$23.9	$7.9
Accounts receivable, net:
Trade, less allowance for credit losses of $1.4 million and $1.2 million, respectively	289.4	252.4
Other	49.6	33.8
	339.0	286.2
Inventories	403.1	439.4
Derivative assets	5.5	9.6
Prepaid expenses and other current assets	40.2	51.6
Total current assets	811.7	794.7
Property, plant and equipment, net	1,486.0	1,506.3
Other noncurrent assets, net	433.9	450.3
Total assets	$2,731.6	$2,751.3
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$321.1	$322.0
Accrued interest payable	41.3	48.7
Accrued salaries, wages and benefits	68.4	87.1
Obligations under inventory financing agreements	55.6	190.4
Current portion of RINs obligation	212.7	277.3
Other current liabilities	99.0	131.5
Current portion of long-term debt	26.3	55.7
Total current liabilities	824.4	1,112.7
Other long-term liabilities	135.7	53.6
Long-term debt, less current portion	2,055.6	1,829.7
Total liabilities	$3,015.7	$2,996.0
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Partners’ capital (deficit):
Limited partners’ interest (80,223,093 units and 79,967,363 units, issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	$(523.1)	$(484.4)
General partner’s interest	0.5	1.3
Accumulated other comprehensive loss	(7.1)	(7.2)
Total partners’ capital (deficit)	(529.7)	(490.3)
Total liabilities and partners’ capital (deficit)	$2,731.6	$2,751.3

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023

	(In millions, except unit and per unit data)
		(As Restated)
Sales	$1,005.8	$1,037.3
Cost of sales	927.3	940.7
Gross profit	78.5	96.6
Operating costs and expenses:
Selling	13.7	13.5
General and administrative	23.3	37.1
Other operating expense	5.2	3.0
Operating income	36.3	43.0

Other income (expense):
Interest expense	(60.8)	(49.2)
Gain (loss) on derivative instruments	(16.9)	25.5
Other expense	—	(0.2)
Total other expense	(77.7)	(23.9)
Net income (loss) before income taxes	(41.4)	19.1
Income tax expense	0.2	0.5
Net income (loss)	$(41.6)	$18.6
Allocation of net income (loss) to partners:
Net income (loss) attributable to partners	$(41.6)	$18.6
Less:
General partners’ interest in net income (loss)	(0.8)	0.4
Net income (loss) available to limited partners	$(40.8)	$18.2
Weighted average limited partner units outstanding:
Basic	80,352,403	79,830,671
Diluted	80,352,403	79,939,985
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$(0.51)	$0.23
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$(0.51)	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023

	(In millions)
		(As Restated)
Net income (loss)	$(41.6)	$18.6
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.1	—
Total other comprehensive income	0.1	—
Comprehensive income (loss) attributable to partners’ capital (deficit)	$(41.5)	$18.6

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2023	$(7.2)	$1.3	$(484.4)	$(490.3)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(0.8)	(40.8)	(41.6)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(3.5)	(3.5)
Settlement of phantom units	—	—	5.6	5.6
Balance at March 31, 2024	$(7.1)	$0.5	$(523.1)	$(529.7)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2022 (As Restated)	$(8.3)	$0.3	$(525.3)	$(533.3)
Net income attributable to partners	—	0.4	18.2	18.6
Settlement of tax withholdings on equity-based incentive compensation	—	—	(7.9)	(7.9)
Settlement of phantom units	—	—	(1.0)	(1.0)
Amortization of phantom units	—	—	0.3	0.3
Balance at March 31, 2023 (As Restated)	$(8.3)	$0.7	$(515.7)	$(523.3)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023

	(In millions)
Operating activities		(As Restated)
Net income (loss)	$(41.6)	$18.6
Non-cash RINs gain	(64.6)	(32.1)
Unrealized (gain) loss on derivative instruments	17.5	(41.0)
Other non-cash activities	47.8	66.3
Changes in assets and liabilities	(53.1)	(38.5)
Net cash used in operating activities	(94.0)	(26.7)
Investing activities
Additions to property, plant and equipment	(20.0)	(130.4)
Net cash used in investing activities	(20.0)	(130.4)
Financing activities
Proceeds from borrowings — revolving credit facility	596.8	559.0
Repayments of borrowings — revolving credit facility	(423.7)	(437.0)
Proceeds from borrowings — MRL revolving credit agreement	32.0	18.7
Repayments of borrowings — MRL revolving credit agreement	(22.3)	—
Proceeds from borrowings — senior notes	200.0	—
Repayments of borrowings — senior notes	(179.0)	—
Proceeds from inventory financing	280.7	388.5
Payments on inventory financing	(336.8)	(404.1)
Proceeds from other financing obligations	—	20.8
Payments on other financing obligations	(17.0)	(12.8)
Net cash provided by financing activities	130.7	133.1
Net increase (decrease) in cash, cash equivalents and restricted cash	16.7	(24.0)
Cash, cash equivalents and restricted cash at beginning of period	14.7	35.2
Cash, cash equivalents and restricted cash at end of period	$31.4	$11.2
Cash and cash equivalents	$23.9	$11.2
Restricted cash	$7.5	$—
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$25.2	$95.1

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Calumet Specialty Products Partners, L.P. (the “Company” or “Calumet”) is a publicly traded Delaware limited partnership. Its common units are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company. As of March 31, 2024, the Company had 80,223,093 limited partner common units and 1,637,206 general partner equivalent units outstanding. The general partner owns 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement), while the remaining 98% is owned by limited partners. The general partner employs the Company’s employees and the Company reimburses the general partner for certain of its expenses.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”).

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

Restricted cash represents cash that is legally restricted under the Montana Renewables, LLC (“MRL”) Term Loan Credit Agreement, and it is included in prepaid expenses and other current assets in the condensed consolidated balance sheets because it is only available to make principal and interest payments under the terms of the agreement.

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

The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the condensed consolidated balance sheets. These liabilities are revalued at the end of each subsequent accounting period, which produce non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations.

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

As of March 31, 2024 and December 31, 2023, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $212.7 million and $277.3 million, respectively.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of March 31, 2024 and December 31, 2023 were $289.4 million and $252.4 million, respectively.

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

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three months ended March 31, 2024 and 2023, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $75.5 million and $67.8 million higher than the carrying value of inventory as of March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	March 31, 2024			December 31, 2023
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$56.8	$51.4	$108.2	$61.6	$27.6	$89.2
Work in process	64.3	31.2	95.5	72.3	36.7	109.0
Finished goods	153.9	45.5	199.4	162.1	79.1	241.2
	$275.0	$128.1	$403.1	$296.0	$143.4	$439.4
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 — “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended March 31, 2024 and 2023, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $9.0 million and $19.7 million, respectively.

5. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 16 years, some of which include options to extend the lease for up to 31 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		March 31,	December 31,
Assets:	Classification:	2024	2023
Operating lease assets	Other noncurrent assets, net (1)	$100.4	$114.4
Finance lease assets	Property, plant and equipment, net (2)	2.3	2.4
Total leased assets		$102.7	$116.8
Liabilities:
Current
Operating	Other current liabilities	$63.2	$75.6
Finance	Current portion of long-term debt	1.0	1.1
Non-current
Operating	Other long-term liabilities	37.5	39.0
Finance	Long-term debt, less current portion	1.7	1.9
Total lease liabilities		$103.4	$117.6
(1)	During the three months ended March 31, 2024, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $5.0 million.
(2)	Finance lease assets are recorded net of accumulated amortization of $5.1 million and $5.0 million as of March 31, 2024 and December 31, 2023, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended March 31,
Lease Costs:	Classification:	2024	2023
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$20.9	$19.0
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.3	2.2
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	0.7	2.7
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.1	0.2
Interest on lease liabilities	Interest expense	0.1	0.1
Total lease cost		$24.1	$24.2
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of March 31, 2024, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2024	$62.4	$0.9	$63.3
2025	20.5	0.9	21.4
2026	11.4	0.8	12.2
2027	7.5	0.3	7.8
2028	4.7	0.1	4.8
Thereafter	4.8	—	4.8
Total	$111.3	$3.0	$114.3
Less: Interest	10.6	0.3	10.9
Present value of lease liabilities	$100.7	$2.7	$103.4
Less obligations due within one year	63.2	1.0	64.2
Long-term lease obligation	$37.5	$1.7	$39.2
(1)	As of March 31, 2024, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2024.
(2)	As of March 31, 2024, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of March 31, 2024.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	March 31,	December 31,
Lease Term and Discount Rate:	2024	2023
Weighted-average remaining lease term (years):
Operating leases	2.6	2.6
Finance leases	3.0	3.1
Weighted-average discount rate:
Operating leases	8.6%	8.6%
Finance leases	7.5%	7.3%

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit, which have been issued primarily to vendors. As of March 31, 2024 and December 31, 2023, the Company had outstanding standby letters of credit of $43.6 million and $29.9 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 - “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2024 and December 31, 2023, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at March 31, 2024 and December 31, 2023).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of March 31, 2024, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2024	$3.0
2025	4.0
2026	4.0
2027	2.4
Thereafter	—
Total (1)	$13.4
(1)	As of March 31, 2024, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

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

On October 3, 2023, MRL and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (a) an ISDA 2002 Master Agreement (the “Master Agreement”), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (together with the Master Agreement, the Schedule and the Credit Support Annex, collectively the “MRL Supply and Offtake Agreement” and, together with the Shreveport Supply and Offtake Agreement, the “Supply and Offtake Agreements”). Pursuant to the MRL Supply and Offtake Agreement, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls facility, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL. The

MRL Supply and Offtake Agreement replaced MRL’s previous inventory financing agreement with Macquarie, which terminated on October 3, 2023.

While title to certain inventories will reside with the counterparties to the arrangements, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to the counterparties will continue to be included in the Company’s condensed consolidated balance sheets until processed and sold to a third party.

For the three months ended March 31, 2024 and 2023, the Company incurred an expense of $8.4 million and $7.0 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

The Company’s inventory financing arrangement with Macquarie for the Company’s Shreveport facility in effect as of December 31, 2023 included a deferred payment arrangement (the “Deferred Payment Arrangement”) whereby the Company could defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral was inventory). The deferred amounts under the Deferred Payment Arrangement bore interest at a rate equal to the SOFR plus 3.25% per annum. Amounts outstanding under the Deferred Payment Arrangement were included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement for the three months ended March 31, 2023 were included within cash flows from financing activities in the unaudited condensed consolidated statements of cash flows. As of December 31, 2023, the Company had $14.1 million of deferred payments outstanding for the inventory financing arrangement with Macquarie then in effect.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 7.5% and 6.8% for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.	$309.8	$136.7
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 7.4% and 6.9% for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.	22.6	13.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the year ended December 31, 2023.	—	179.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the three months ended March 31, 2024 and the year ended December 31, 2023.	413.5	413.5
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the three months ended March 31, 2024 and the year ended December 31, 2023.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% for the three months ended March 31, 2024 and the year ended December 31, 2023.	325.0	325.0
Borrowings under the 2029 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2029, effective interest rate of 9.4% for the three months ended March 31, 2024.	200.0	—
MRL Term Loan Credit Agreement	74.3	74.4
Shreveport terminal asset financing arrangement	48.9	50.8
MRL asset financing arrangements	380.6	384.6
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	2.7	3.0
Less unamortized debt issuance costs (1)	(17.4)	(16.1)
Less unamortized discounts	(3.1)	(3.5)
Total debt	$2,081.9	$1,885.4
Less current portion of long-term debt	26.3	55.7
Total long-term debt	$2,055.6	$1,829.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $27.8 million and $26.6 million at March 31, 2024 and December 31, 2023, respectively.

9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”)

On March 7, 2024, the Company issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Company used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of its outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of its outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). The Company redeemed $50.0 million aggregate principal amount of its outstanding 2025 Notes on April 15, 2024. Interest on the 2029 Secured Notes is paid semiannually on January 15 and July 15 of each year, beginning on July 15, 2024.

9.75% Senior Notes due 2028 (the “2028 Notes”)

On June 27, 2023, the Company issued and sold $325.0 million in aggregate principal amount of 2028 Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used a portion of the net proceeds to fund offers (collectively, the “Tender Offers”) to purchase (i) any and all of its outstanding $200.0 million in aggregate principal amount of 2024 Secured Notes and (ii) up to $100.0 million in aggregate principal amount of its outstanding 2025 Notes and pay related premiums and expenses, with the remaining net proceeds to be used for general partnership purposes, including debt repayment. On June 28, 2023, in connection with the early settlement of the Tender Offers, the Company used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums. Interest on the 2028 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2024.

Senior Notes

The 2025 Notes, 8.125% Senior Notes due 2027 (the “2027 Notes”), the 2028 Notes, and the 2029 Secured Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2024, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

MRL Asset Financing Arrangements

On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility and $50.0 million for the construction of a hydrogen plant. The transactions with Stonebriar described in this paragraph are referred to herein as the “MRL asset financing arrangements.” The Company has recorded the MRL asset financing arrangements as a financial liability in the condensed consolidated balance sheets.

Fourth Amendment to Third Amended and Restated Senior Secured Revolving Credit Facility

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s account receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).

The borrowing capacity at March 31, 2024, under the revolving credit facility was approximately $521.7 million. As of March 31, 2024, the Company had outstanding borrowings of $309.8 million under the revolving credit facility and outstanding standby letters of credit of $43.6 million, leaving approximately $168.3 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at the same time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of March 31, 2024, the Company was in compliance with all covenants under the revolving credit facility.

MRL Revolving Credit Agreement

On November 2, 2022, MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, secured by accounts receivable, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at March 31, 2024, under the MRL Revolving Credit Agreement was approximately $42.2 million. As of March 31, 2024, MRL had $22.6 million of outstanding borrowings under the MRL Revolving Credit Agreement and no outstanding standby letters of credit, leaving approximately $19.6 million of unused capacity.

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

Maturities of Long-Term Debt

As of March 31, 2024, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2024	$19.9
2025	442.4
2026	32.0
2027	706.9
2028	423.3
Thereafter	477.9
Total	$2,102.4

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

As of March 31, 2024 and December 31, 2023, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in Gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations.

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2024			December 31, 2023
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
			Offset in the	Presented		Offset in the	Presented
		Gross	Condensed	in the	Gross	Condensed	in the
		Amounts of	Consolidated	Condensed	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$5.5	$—	$5.5	$11.6	$—	$11.6
Total derivative instruments		$5.5	$—	$5.5	$11.6	$—	$11.6

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		March 31, 2024			December 31, 2023
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
			Offset in the	the		Offset in the	Presented in
		Gross	Condensed	Condensed	Gross	Condensed	the
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities / Obligations under inventory financing agreements	$(10.9)	$—	$(10.9)	$(52.5)	$—	$(52.5)
Total derivative instruments		$(10.9)	$—	$(10.9)	$(52.5)	$—	$(52.5)

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

Derivative Instruments Not Designated as Hedges

For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into crack spread swaps and crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Loss Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
Type of Derivative	2024	2023	2024	2023
Specialty Products and Solutions segment:
Inventory financing obligation	$(54.2)	$—	$41.7	$(4.0)
Crack spread swaps	(0.8)	(15.5)	(6.0)	38.8
Montana/Renewables segment:
Inventory financing obligation	2.4	—	—	6.2
Total	$(52.6)	$(15.5)	$35.7	$41.0

Derivative Positions

At March 31, 2024, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by
		Year of Maturity
	Total
	Outstanding
	Notional	2024	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	2,200,000	2,200,000	Barrels

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

Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at March 31, 2024 and December 31, 2023, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.

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

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2024 and December 31, 2023, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$5.5	$5.5	$—	$—	$11.6	$11.6
Total derivative assets	$—	$—	$5.5	$5.5	$—	$—	$11.6	$11.6
Pension plan investments	$3.6	$23.3	$—	$26.9	$3.5	$23.5	$—	$27.0
Total recurring assets at fair value	$3.6	$23.3	$5.5	$32.4	$3.5	$23.5	$11.6	$38.6
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(10.9)	$(10.9)	$—	$—	$(52.5)	$(52.5)
Total derivative liabilities	$—	$—	$(10.9)	$(10.9)	$—	$—	$(52.5)	$(52.5)
Precious metals obligations	(6.3)	—	—	(6.3)	(6.9)	—	—	(6.9)
Liability awards	(50.4)	—	—	(50.4)	(64.2)	—	—	(64.2)
Total recurring liabilities at fair value	$(56.7)	$—	$(10.9)	$(67.6)	$(71.1)	$—	$(52.5)	$(123.6)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Three Months Ended March 31,
	2024	2023

Fair value at January 1,	$(40.8)	$(73.8)
Realized loss on derivative instruments	(52.6)	(15.5)
Unrealized gain (loss) on derivative instruments	35.7	41.0
Settlements	52.6	15.5
Fair value at March 31,	$(5.1)	$(32.8)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$35.7	$41.0

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

Debt

The estimated fair value of long-term debt at March 31, 2024 and December 31, 2023, consists primarily of senior notes. The estimated fair value of the Company’s 2024 Secured Notes, 2025, 2027, and 2028 Senior Notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, MRL asset financing arrangements, MRL term loan credit agreement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	March 31, 2024			December 31, 2023
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, 2027 Notes, 2028 Notes, and 2029 Secured Notes	2	$1,259.2	$1,253.4	$1,247.2	$1,232.3
Revolving credit facility	3	$309.8	$306.1	$136.7	$134.4
MRL revolving credit agreement	3	$22.6	$22.0	$13.0	$12.4
MRL term loan credit agreement	3	$74.3	$71.6	$74.4	71.6
Shreveport terminal asset financing arrangement	3	$48.9	$48.4	$50.8	$50.1
MRL asset financing arrangements	3	$380.6	$377.7	$384.6	$381.6
Finance leases and other obligations	3	$2.7	$2.7	$3.0	$3.0

11. Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Numerator for basic and diluted earnings per limited partner unit:
Net income (loss)	$(41.6)	$18.6
Less:
General partner’s interest in net income (loss)	(0.8)	0.4
Net income (loss) attributable to limited partners	$(40.8)	$18.2
Denominator for earnings per limited partner unit:
Basic weighted average limited partner units outstanding	80,352,403	79,830,671
Effect of dilutive securities:
Incremental units	—	109,314
Diluted weighted average limited partner units outstanding (1)	80,352,403	79,939,985
Limited partners’ interest basic net income (loss) per unit:
Limited partners’ interest	$(0.51)	$0.23
Limited partners’ interest diluted net income (loss) per unit:
Limited partners’ interest	$(0.51)	$0.23

(1)	Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the three months ended March 31, 2024.

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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 - “Summary of Significant Accounting Policies,” of the 2023 Annual Report, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

Reportable segment information for the three months ended March 31, 2024 and 2023, is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended March 31, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$681.6	$79.7	$244.5	$—	$—	$1,005.8
Inter-segment sales	5.0	0.1	—	—	(5.1)	—
Total sales	$686.6	$79.8	$244.5	$—	$(5.1)	$1,005.8

Adjusted EBITDA	$41.8	$13.4	$(14.5)	$(19.1)	$—	$21.6
Reconciling items to net loss:
Depreciation and amortization	17.6	2.1	25.4	0.3	—	45.4
LCM / LIFO (gain) loss	(3.6)	0.2	12.4	—	—	9.0
Interest expense	7.8	—	17.0	36.0	—	60.8
Debt extinguishment costs	—	—	—	0.2	—	0.2
Unrealized gain on derivatives	(35.7)	—	—	—	—	(35.7)
RINs mark-to-market gain	(47.9)	—	(23.2)	—	—	(71.1)
Other non-recurring expenses						60.8
Equity-based compensation and other items						(7.3)
Income tax expense						0.2
Noncontrolling interest adjustments						0.9
Net loss						$(41.6)

Capital expenditures	$14.1	$0.3	$11.0	$0.1	$—	$25.5
PP&E, net	$368.5	$32.9	$1,082.9	$1.7	$—	$1,486.0

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended March 31, 2023 (As Restated)	Solutions (1)	Brands (2)	Renewables (3)	Corporate	Eliminations	Total
Sales:
External customers	$738.7	$78.8	$219.8	$—	$—	$1,037.3
Inter-segment sales	5.4	—	—	—	(5.4)	—
Total sales	$744.1	$78.8	$219.8	$—	$(5.4)	$1,037.3

Adjusted EBITDA	$76.0	$16.4	$4.8	$(19.9)	$—	$77.3
Reconciling items to net income:
Depreciation and amortization	15.9	2.5	18.5	0.3	—	37.2
LCM / LIFO loss	1.2	1.5	17.0	—	—	19.7
Interest expense	6.5	—	12.4	30.3	—	49.2
Unrealized gain on derivatives	(34.8)	—	(6.2)	—	—	(41.0)
RINs mark-to-market gain	(30.8)	—	(15.3)	—	—	(46.1)
Other non-recurring expenses						29.5
Equity-based compensation and other items						9.0
Income tax expense						0.5
Noncontrolling interest adjustments						0.7
Net income						$18.6

Capital expenditures	$21.5	$0.7	$115.2	$0.1	$—	$137.5
PP&E, net	$380.3	$33.7	$1,126.6	$2.6	$—	$1,543.2

(1)	For the three months ended March 31, 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $1.1 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.

(2)	For the three months ended March 31, 2023, Adjusted EBITDA for the Performance Brands segment included a $5.0 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy.
(3)	For the three months ended March 31, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $28.4 million charge to cost of sales in the unaudited condensed consolidated statements of operations for losses under firm purchase commitments.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three months ended March 31, 2024 and 2023.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024		2023
Specialty Products and Solutions:
Lubricating oils	$189.7	18.9%	$215.2	20.7%
Solvents	102.4	10.2%	106.6	10.3%
Waxes	39.0	3.9%	44.2	4.3%
Fuels, asphalt and other by-products	350.5	34.8%	372.7	35.9%
Total	$681.6	67.8%	$738.7	71.2%
Montana/Renewables:
Gasoline	$31.6	3.1%	$42.9	4.1%
Diesel	27.9	2.8%	32.9	3.2%
Jet fuel	4.6	0.5%	4.9	0.5%
Asphalt, heavy fuel oils and other	30.1	3.0%	20.5	2.0%
Renewable fuels	150.3	14.9%	118.6	11.4%
Total	$244.5	24.3%	$219.8	21.2%

Performance Brands:	$79.7	7.9%	$78.8	7.6%

Consolidated sales	$1,005.8	100.0%	$1,037.3	100.0%

Major Customers

During the three months ended March 31, 2024 and 2023, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three months ended March 31, 2024 and 2023, the Company had two suppliers that supplied approximately 88.1% and 94.4%, respectively, of its crude oil supply.

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

As of March 31, 2024 and December 31, 2023, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information (dollars in millions) of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of March 31, 2024 and December 31, 2023, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
March 31, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$22.3	$1.6	$—	$23.9
Accounts receivable - trade	$253.4	$36.0	$—	$289.4
Accounts receivable - other	$28.1	$21.5	$—	$49.6
Inventory	$329.9	$73.2	$—	$403.1
Prepaid expenses and other current assets	$12.5	$27.7	$—	$40.2
Property, plant and equipment, net	$723.0	$763.0	$—	$1,486.0
Other noncurrent assets, net	$420.9	$13.0	$—	$433.9
Accounts payable	$280.9	$410.8	$(370.6)	$321.1
Accrued interest payable	$40.1	$1.2	$—	$41.3
Obligations under inventory financing agreements	$—	$55.6	$—	$55.6
Other current liabilities	$89.4	$9.6	$—	$99.0
Current portion of long-term debt	$8.9	$17.4	$—	$26.3
Other long-term liabilities	$133.1	$2.6	$—	$135.7
Long-term debt	$1,601.6	$554.0	$(100.0)	$2,055.6
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Partners’ capital (deficit)	$(150.1)	$(360.8)	$(18.8)	$(529.7)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2023	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$7.3	$0.6	$—	$7.9
Accounts receivable - trade	$230.7	$21.7	$—	$252.4
Accounts receivable - other	$24.8	$9.0	$—	$33.8
Inventory	$353.1	$86.3	$—	$439.4
Prepaid expenses and other current assets	$14.6	$37.0	$—	$51.6
Property, plant and equipment, net	$731.7	$774.6	$—	$1,506.3
Other noncurrent assets, net	$436.9	$13.4	$—	$450.3
Accounts payable	$282.4	$333.3	$(293.7)	$322.0
Accrued interest payable	$47.8	$0.9	$—	$48.7
Obligations under inventory financing agreements	$126.0	$64.4	$—	$190.4
Other current liabilities	$104.5	$27.0	$—	$131.5
Current portion of long-term debt	$38.8	$16.9	$—	$55.7
Other long-term liabilities	$50.6	$3.0	$—	$53.6
Long-term debt	$1,381.0	$548.7	$(100.0)	$1,829.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Partners’ capital (deficit)	$(174.3)	$(297.2)	$(18.8)	$(490.3)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023

Sales	$150.3	$118.6
Cost of sales	184.0	170.6
Gross profit (loss)	(33.7)	(52.0)
Operating costs and expenses:
General and administrative	6.5	3.7
Other operating expense	1.5	3.0
Operating loss	(41.7)	(58.7)

Other income (expense):
Interest expense	(24.6)	(13.0)
Gain on derivative instruments	2.4	4.2
Other income	0.3	—
Total other expense	(21.9)	(8.8)
Net loss	$(63.6)	$(67.5)

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the condensed consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of March 31, 2024 and December 31, 2023, respectively, which represents the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

15. Subsequent Events

As of May 7, 2024, the fair value of the Company’s derivative instruments has increased by approximately $8.6 million subsequent to March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2024. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2023 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 12 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Recent Developments

As previously disclosed, on February 9, 2024, we entered into a Conversion Agreement (the “Conversion Agreement”) with Calumet, Inc. (“New Calumet”), Calumet Merger Sub I LLC, a wholly owned subsidiary of New Calumet (“Merger Sub I”), Calumet Merger Sub II LLC, a wholly owned subsidiary of New Calumet (“Merger Sub II”), Calumet GP, LLC, our general partner and The Heritage Group and the other owners of our general partner (collectively, the “Sponsor Parties”) to effectuate a corporate transition of the Company to New Calumet that would result in the Company and our general partner becoming subsidiaries of New Calumet (the “Conversion”).

On April 17, 2024, we entered into that certain First Amendment to Conversion Agreement (the “Conversion Agreement Amendment”), by and among the Company, New Calumet, Merger Sub I, Merger Sub II, our general partner and the Sponsor Parties, to reflect certain changes in the forms of (i) the Amended and Restated Certificate of Incorporation of New Calumet, (ii) the Amended and Restated Bylaws of New Calumet and (iii) the Stockholders Agreement with The Heritage Group, in each case, attached as an exhibit to the Conversion Agreement.

The Board of Directors of our general partner (the “Board”) has unanimously approved the terms of the Conversion Agreement Amendment and the transactions contemplated thereby. The Board approved the Conversion Agreement Amendment following the recommendation and special approval of the Conflicts Committee of the Board.

The foregoing description of the Conversion Agreement Amendment is not complete and is qualified in its entirety by reference to the complete text of the Conversion Agreement Amendment, a copy of which is included as Exhibit 2.2 to this Quarterly Report on Form 8-K and is incorporated herein by reference.

First Quarter 2024 Update

Outlook and Trends

During the first quarter of 2024, our business continued to benefit from an above mid-cycle margin environment in our Specialty Products and Solutions and Performance Brands segments. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. As expected, margins continue to slowly normalize relative to the record highs experienced in the second half of 2022 and early 2023, but remain elevated above mid-cycle levels, which we expect to continue for the remainder of the year. Further, we believe low unemployment and stabilizing raw material and packaging costs point to a continuation of healthy demand for the majority of our products. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

In our Montana/Renewables segment, we continue to see strong demand for our renewable fuel products. We maintain our outlook of strong demand for renewable fuel products, including those we produce at our Montana Renewables facility. We believe demand for renewable fuel products will only continue to grow as a result of the rapid expansion of corporate decarbonization targets, broad sustainability initiatives, and governmental mandates and incentives that have been passed or announced by national, state, and provincial jurisdictions across the globe. In light of the global decarbonization initiatives, forecasts of future availability still fall short of the necessary emissions reductions that would be required to reach established net-zero goals, as supply does not exist yet. For example, our Montana Renewables facility is one of the only facilities in Norh America capable of SAF production at scale in North America today. We believe that our position as a first-mover makes us the key producer for potential offtake partners to help them reach their announced targets.

As we have experienced in the past several years, our integrated business model and diversified product portfolio provides an advantaged response to changing market conditions. While we are not immune to the impacts of an economic downturn, we believe our specialty business is well positioned to withstand one.

Contingencies

For a summary of litigation and other contingencies, please read Note 6 — “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported a net loss of $41.6 million in the first quarter 2024 versus net income of $18.6 million in the first quarter 2023. We reported Adjusted EBITDA (as defined in Note 12 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $21.6 million in the first quarter 2024 versus $77.3 million in the first quarter 2023. We used cash from operating activities of $94.0 million in the first quarter 2024 versus using cash from operating activities of $26.7 million in the first quarter of 2023.

Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $41.8 million in the first quarter 2024 versus $76.0 million in the first quarter 2023. Compared to the first quarter of 2023, Specialty Products and Solutions first quarter 2024 segment Adjusted EBITDA was unfavorably impacted by lower throughput volumes as a result of a planned turnaround at our Shreveport facility during the quarter. The turnaround at our Shreveport facility was successfully completed on time and on budget. Current period results in our fuels business were unfavorably impacted by weak asphalt margins, which was the result of seasonality and a run-up in crude prices.

Montana/Renewables segment Adjusted EBITDA was a loss of $14.5 million in the first quarter 2024 versus $4.8 million in the first quarter 2023. Our current quarter results were unfavorably impacted by higher material costs, primarily as it related to processing higher priced pre-treated feedstocks purchased prior to the summer 2023 slowdown related to a steam system issue. During the current quarter, our Montana Renewables business showed sequential month over month improvements in operational and financial performance. Progression of operational milestones throughout the current quarter have allowed us to process an overhang of the old and expensive pre-treated feedstock inventory. Results were also impacted by a seasonally weak asphalt and gas market in Montana exacerbated by a rapid run-up in WCS prices and higher operating expenses as a result of a utility surcharge during the extreme January temperatures.

Performance Brands segment Adjusted EBITDA was $13.4 million in the first quarter 2024 versus $16.4 million of Adjusted EBITDA in the first quarter 2023, which included a $5.0 million favorable benefit for the receipt of an insurance claim. Results in our Performance Brands segment were up driven by strong volume growth across high performance products slightly offset by weakness in retail channels.

Total Corporate costs represented a loss of $19.1 million of Adjusted EBITDA in the first quarter 2024 versus a loss of $19.9 million of Adjusted EBITDA in the first quarter 2023 due to lower labor and benefits related expenses.

Liquidity Update

As of March 31, 2024, we had total liquidity of $211.8 million comprised of $23.9 million of unrestricted cash and $187.9 million of availability under our credit facilities. As of March 31, 2024, our revolving credit facilities had a $563.9 million borrowing base, $43.6 million in outstanding standby letters of credit and $332.4 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

During the first quarter 2024, we recorded a gain of $64.5 million for RINs, as compared to a gain of $32.1 million for RINs in the first quarter 2023. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

See Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information on the Company’s RINs obligation.

Unrestricted Subsidiaries

See Note 13 — “Unrestricted Subsidiaries” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information regarding certain financial information of our unrestricted subsidiaries.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended March 31,
	2024	2023	% Change

	(In bpd)
Total sales volume (1)	83,602	76,856	8.8%
Total feedstock runs (2)	71,548	71,559	—%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	11,187	10,297	8.6%
Solvents	7,179	8,321	(13.7)%
Waxes	1,407	1,375	2.3%
Fuels, asphalt and other by-products	31,915	34,473	(7.4)%
Total Specialty Products and Solutions	51,688	54,466	(5.1)%
Montana/Renewables:
Gasoline	3,547	4,406	(19.5)%
Diesel	2,703	2,651	2.0%
Jet fuel	355	509	(30.3)%
Asphalt, heavy fuel oils and other	4,147	4,229	(1.9)%
Renewable fuels	8,243	5,030	63.9%
Total Montana/Renewables	18,995	16,825	12.9%

Performance Brands	1,583	1,931	(18.0)%

Total facility production (3)	72,266	73,222	(1.3)%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)	The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

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

	Three Months Ended March 31,
	2024	2023

	(In millions)
		(As Restated)
Sales	$1,005.8	$1,037.3
Cost of sales	927.3	940.7
Gross profit	78.5	96.6
Operating costs and expenses:
Selling	13.7	13.5
General and administrative	23.3	37.1
Other operating expense	5.2	3.0
Operating income	36.3	43.0
Other income (expense):
Interest expense	(60.8)	(49.2)
Gain (loss) on derivative instruments	(16.9)	25.5
Other expense	—	(0.2)
Total other expense	(77.7)	(23.9)
Net income (loss) before income taxes	(41.4)	19.1
Income tax expense	0.2	0.5
Net income (loss)	$(41.6)	$18.6
EBITDA	$55.4	$97.8
Adjusted EBITDA	$21.6	$77.3
Distributable Cash Flow	$(59.6)	$4.8

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

	Three Months Ended March 31,
	2024	2023

	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:		(As Restated)
Net income (loss)	$(41.6)	$18.6
Add:
Interest expense	60.8	49.2
Depreciation and amortization	36.0	29.5
Income tax expense	0.2	0.5
EBITDA	$55.4	$97.8
Add:
LCM / LIFO loss	$9.0	$19.7
Unrealized gain on derivative instruments	(35.7)	(41.0)
Debt extinguishment costs	0.2	—
Amortization of turnaround costs	9.4	7.7
RINs mark-to-market gain	(71.1)	(46.1)
Equity-based compensation and other items	(7.3)	9.0
Other non-recurring expenses (1)	60.8	29.5
Noncontrolling interest adjustments	0.9	0.7
Adjusted EBITDA	$21.6	$77.3
Less:
Replacement and environmental capital expenditures (2)	$16.7	$17.2
Cash interest expense (3)	58.8	47.7
Turnaround costs	5.5	7.1
Income tax expense	0.2	0.5
Distributable Cash Flow	$(59.6)	$4.8
(1)	For the three months ended March 31, 2024, other non-recurring expenses included a $51.9 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements. For the three months ended March 31, 2023, other non-recurring expenses included a $28.4 million charge to cost of sales for losses under firm purchase commitments.
(2)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(3)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended March 31, 2024 and 2023

Sales. Sales decreased $31.5 million, or 3.0%, to $1,005.8 million in the three months ended March 31, 2024, from $1,037.3 million in the same period in 2023. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollars in millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$189.7	$215.2	(11.8)%
Solvents	102.4	106.6	(3.9)%
Waxes	39.0	44.2	(11.8)%
Fuels, asphalt and other by-products (1)	350.5	372.7	(6.0)%
Total Specialty Products and Solutions	$681.6	$738.7	(7.7)%
Total Specialty Products and Solutions sales volume (in barrels)	5,410,000	5,179,000	4.5%
Average Specialty Products and Solutions sales price per barrel	$125.99	$142.63	(11.7)%
Montana/Renewables:
Gasoline	$31.6	$42.9	(26.3)%
Diesel	27.9	32.9	(15.2)%
Jet Fuel	4.6	4.9	(6.1)%
Asphalt, heavy fuel oils and other (2)	30.1	20.5	46.8%
Renewable fuels	150.3	118.6	26.7%
Total Montana/Renewables	$244.5	$219.8	11.2%
Total Montana/Renewables sales volume (in barrels)	2,055,000	1,611,000	27.6%
Average Montana/Renewables sales price per barrel	$118.98	$136.44	(12.8)%
Performance Brands:
Total Performance Brands (3)	$79.7	$78.8	1.1%
Total Performance Brands sales volume (in barrels)	144,000	127,000	13.4%
Average Performance Brands sales price per barrel	$553.47	$620.47	(10.8)%

Total sales	$1,005.8	$1,037.3	(3.0)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	7,609,000	6,917,000	10.0%

(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $57.1 million decrease in Specialty Products and Solutions segment sales for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

Dollar Change
(In millions)
Volume	$32.8
Sales price	(89.9)
Total Specialty Products and Solutions segment sales decrease	$(57.1)

Specialty Products and Solutions segment sales decreased period over period, primarily due to a lower commodity price environment in the current year period. This impact was partially offset by an increase in sales volumes as a result of strong market demand.

The components of the $24.7 million increase in Montana/Renewables segment sales for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(35.8)
Volume	60.5
Total Montana/Renewables segment sales increase	$24.7

Montana/Renewables segment sales increased primarily due to stabilized production volumes at our Montana Renewables facility during the quarter in comparison to lower volumes in the prior year comparative period as a result of the start-up of the facility. This impact was partially offset by the weaker price environment in the current year period.

The components of the $0.9 million increase in Performance Brands segment sales for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(9.6)
Volume	10.5
Total Performance Brands segment sales increase	$0.9

Performance Brands segment sales increased primarily due to increases in sales volumes as a result of strong market demand.

Gross Profit. Gross profit decreased $18.1 million, or 18.7%, to $78.5 million in  the three months ended March 31, 2024, from $96.6 million in the same period in 2023. Gross profit for our business segments were as follows:

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$85.3	$109.9	(22.4)%
Percentage of sales	12.5%	14.9%	(2.4)%
Specialty Products and Solutions gross profit per barrel	$15.77	$21.22	(25.7)%
Montana/Renewables:
Gross profit (loss)	$(29.1)	$(36.9)	(21.1)%
Percentage of sales	(11.9)%	(16.8)%	4.9%
Montana/Renewables gross profit (loss) per barrel	$(14.16)	$(22.91)	(38.2)%
Performance Brands:
Gross profit	$22.3	$23.6	(5.5)%
Percentage of sales	28.0%	29.9%	(1.9)%
Performance Brands gross profit per barrel	$154.86	$185.83	(16.7)%

Total gross profit	$78.5	$96.6	(18.7)%
Percentage of sales	7.8%	9.3%	(1.5)%

The components of the $24.6 million decrease in Specialty Products and Solutions segment gross profit for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2023 reported gross profit	$109.9
Cost of materials	27.6
Operating costs	(2.0)
LCM / LIFO inventory adjustments	4.8
Volumes	8.5
Sales price	(89.9)
RINs expense	26.4
Three months ended March 31, 2024 reported gross profit	$85.3

The decrease in Specialty Products and Solutions segment gross profit for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the regression of the record high specialties and fuels margins environment in the prior year period. The favorable volumes impact was the result of strong market demand.

The components of the $7.8 million increase in Montana/Renewables segment gross profit (loss) for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2023 reported gross profit (loss)	$(36.9)
Cost of materials	55.4
LCM / LIFO inventory adjustments	4.6
Volumes	1.0
RINs expense	9.2
Operating costs	(26.6)
Sales price	(35.8)
Three months ended March 31, 2024 reported gross profit (loss)	$(29.1)

The increase in Montana/Renewables segment gross profit for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to higher margins associated with the sales of renewable fuel products at our Montana Renewables facility in the current year period. The unfavorable impact from higher operating costs was primarily due to higher utility costs.

The components of the $1.3 million decrease in Performance Brands segment gross profit for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2023 reported gross profit	$23.6
Sales price	(9.6)
Operating costs	(4.8)
LCM / LIFO inventory adjustments	1.3
Volume	3.6
Cost of materials	8.2
Three months ended March 31, 2024 reported gross profit	$22.3

The decrease in Performance Brands segment gross profit for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the partial receipt of proceeds from the Company’s business interruption insurance policy included in the prior year period results. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets and an increase in industrial volumes.

General and administrative. General and administrative expenses decreased $13.8 million, or 37.2%, to $23.3 million in the three months ended March 31, 2024, from $37.1 million in the same period in 2023. The decrease was primarily due to a $16.4 million decrease in equity-based compensation related expenses, partially offset by a $0.5 million increase in professional services fees. The decrease in equity-based compensation related expenses was primarily the result of changes in the Company’s unit price in the current year period in comparison to the prior year comparative period. The increase in professional services fees were primarily related to IT infrastructure support services.

Interest expense. Interest expense increased $11.6 million, or 23.6%, to $60.8 million in the three months ended March 31, 2024, from $49.2 million in the same period in 2023. The increase was primarily due to interest expense incurred for our 2028 Notes and the MRL Term Loan Credit Agreement in the current year period, which was absent the prior year comparative period.

Gain (loss) on derivative instruments. There was a $16.9 million loss on derivative instruments in the three months ended March 31, 2024, compared to a $25.5 million gain in the same period in 2023. The $52.6 million realized loss on derivative instruments in the current year period was primarily due to the realized loss on the embedded derivative recognized at the termination of the Shreveport inventory financing arrangement with Macquarie in the current period. The unrealized gain on derivative instruments was primarily related to the unrealized gain on the inventory financing embedded derivative of $41.7 million in the current year period, compared to an unrealized gain of $2.2 million in the prior year comparative period.

Liquidity and Capital Resources

General

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2023 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 7 — “Inventory Financing Agreements” and Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Net cash used in operating activities	$(94.0)	$(26.7)
Net cash used in investing activities	(20.0)	(130.4)
Net cash provided by financing activities	130.7	133.1
Net increase (decrease) in cash, cash equivalents and restricted cash	$16.7	$(24.0)

Operating Activities. Operating activities used cash of $94.0 million during the three months ended March 31, 2024 compared to using cash of $26.7 million during the same period in 2023. The change was primarily driven by a decrease in net unit margins as a result of the weaker margin environment experienced during the current year period.

Investing Activities. Investing activities used cash of $20.0 million during the three months ended March 31, 2024 compared to a use of cash of $130.4 million during the same period in 2023. The change is related to a decrease in cash expenditures for additions to property, plant and equipment in the current year period in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the prior year period were mainly related to our Montana Renewables project.

Financing Activities. Financing activities provided cash of $130.7 million in the three months ended March 31, 2024 compared to providing cash of $133.1 million during the same period in 2023. The change is primarily due to higher borrowings under our revolving credit facilities to support working capital and financing requirements, offset by an increase in net payments for our inventory financing arrangements.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2024	2023

	(In millions)
Capital improvement expenditures	$3.3	$113.2
Replacement capital expenditures	15.8	13.7
Environmental capital expenditures	0.9	3.5
Turnaround capital expenditures	5.5	7.1
Total	$25.5	$137.5

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

Debt and Credit Facilities

As of March 31, 2024, our primary debt and credit instruments consisted of the following:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the Fourth Amendment to our revolving credit facility (the “Credit Facility Amendment”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
●	$413.5 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
●	$74.3 million of borrowings under our MRL Term Loan Credit Agreement; and
●	$380.6 million of financing through our MRL asset financing arrangements.

We were in compliance with all covenants under the debt instruments in place as of March 31, 2024 and believe we have adequate liquidity to conduct our business.

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

On March 7, 2024, the Company issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement transaction in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Company used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of its outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of its outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

The borrowing base on our credit facilities increased from approximately $491.6 million as of March 31, 2023, to approximately $563.9 million at March 31, 2024. Our borrowing availability decreased from approximately $233.7 million at March 31, 2023, to approximately $187.9 million at March 31, 2024. Total liquidity, consisting of unrestricted cash and available funds under our credit facilities, decreased from $244.9 million at March 31, 2023 to $211.8 million at March 31, 2024.

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

Short-Term Liquidity

As of March 31, 2024, our principal sources of short-term liquidity were (i) $187.9 million of availability under our credit facilities, (ii) inventory financing agreements related to our Shreveport facility and Montana Renewables facility and (iii) $23.9 million of unrestricted cash on hand. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.

From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2024, we had $413.5 million in 2025 Notes, $325.0 million in 2027 Notes, $325.0 million in 2028 Notes, and $200.0 million in 2029 Secured Notes outstanding. In addition, as of March 31, 2024, we had $380.6 million of debt outstanding for our MRL asset financing arrangements, $74.3 million of debt outstanding for our MRL Term Loan Credit Agreement and $48.9 million of other debt outstanding for the Shreveport terminal asset financing arrangement. Borrowings under the MRL asset financing arrangements and MRL Term Loan Credit Agreement are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For additional information regarding our senior notes, please read Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2023 Annual Report.

Master Derivative Contracts and Collateral Trust Agreement

For additional discussion regarding our master derivative contracts and collateral trust agreement, see “Master Derivative Contracts and Collateral Trust Agreement” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report.

Critical Accounting Estimates

For additional discussion regarding our critical accounting estimates, see “Critical Accounting Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of March 31, 2024 and December 31, 2023, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2024 Secured Notes	$—	$—	$179.7	$178.8
2025 Notes	$413.3	$411.9	$421.1	$411.5
2027 Notes	$316.9	$322.5	$320.7	$322.3
2028 Notes	$322.3	$319.9	$325.7	$319.7
2029 Secured Notes	$206.7	$199.1	$—	$—
Revolving credit facility	$309.8	$306.1	$136.7	$134.4
MRL revolving credit facility	$22.6	$22.0	$13.0	$12.4
MRL Term Loan Credit Agreement	$74.3	$71.6	$74.4	$71.6
Shreveport terminal asset financing arrangement	$48.9	$48.4	$50.8	$50.1
MRL asset financing arrangements	$380.6	$377.7	$384.6	$381.6

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility and a $90.0 million revolving credit facility as of March 31, 2024, with borrowings for each revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. In addition, we had $74.3 million of borrowings outstanding under our MRL Term Loan Credit Agreement as of March 31, 2024, with borrowings bearing interest at SOFR plus 6.0% to 7.3% per annum. We had $332.4 million of outstanding variable rate debt as of March 31, 2024 and $149.7 million of outstanding variable rate debt as of December 31, 2023. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of March 31, 2024, would be expected to have an impact on Net income (loss) of approximately $3.3 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Remediation of Previously Reported Material Weakness

As previously disclosed in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023, we previously identified a material weakness in the design of our internal controls within the financial statement close process associated with the subsequent accounting for and measurement of redeemable noncontrolling interests. This material weakness resulted in material errors in the attribution of Net losses to redeemable noncontrolling interest and the Net losses attributable to partners, which resulted in a restatement of the previously issued financial statements as of and for the year ended December 31, 2022 and as of and for each interim period during the year ended December 31, 2023.

We implemented a plan of remediation engaging with third party resources with technical accounting expertise to strengthen our internal controls over financial reporting which included implementing new controls and increased rigor of financial reporting controls that address subsequent measurement of redeemable noncontrolling interests, including consideration of attribution of income and loss to redeemable noncontrolling interests. Consistent with past practice, preparation and reviews of technical accounting memos will operate for all material non-routine transactions. During the quarter ended March 31, 2024, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that as a result of the measures described above, the material weakness has been remediated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Other than the actions described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2023 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

On March 14, 2024, the Daniel J. Sajkowski 2011 Trust U/DEC DTD 2/8/2011, of which Daniel J. Sajkowski, a member of the board of directors of our general partner, is a co-trustee, adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan will commence on March 1, 2025 and will expire on July 31, 2025. The Plan provides for the potential sale of up to 82,000 common units pursuant to the terms of the Plan.

Item 6. Exhibits

Exhibit Number	Description

2.1

Conversion Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet, Inc., Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2024 (File No. 000-51734)).

2.2

First Amendment to Conversion Agreement, dated as of April 17, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet, Inc., Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2024 (File No. 000-51734)).

2.3

First Amendment to Partnership Restructuring Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2024 (File No. 000-51734)).

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

4.1

Indenture, dated March 7, 2024, by and among Calumet Specialty Products Partners, L.P. and Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2024 (File No. 000-51734)).

4.2	Form of 9.25% Senior Secured First Lien Notes due 2029 (included in Exhibit 4.1).

10.1

Monetization Master Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC, Calumet Refining, LLC and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.2

Financing Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC and Calumet Refining, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.3

Supply and Offtake Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC and Calumet Refining, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.4

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of January 17, 2024, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A, and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.5

Amendment No. 2 to Amended and Restated Collateral Trust Agreement and Second Amended and Restated Security and Pledge Agreement, dated as of March 8, 2024, by and among Calumet Specialty Products Partners, L.P., the obligors party thereto and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2024 (File No. 000-51734)).

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

	By:	Calumet GP, LLC, its general partner

Date: May 10, 2024	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer of Calumet GP, LLC
(Authorized Person and Principal Financial Officer)